Form 10-K
period 1997-12-31
SERVICEMASTER CO
filed 1998-03-27
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1997. Commission File number 1-14762


                            THE SERVICEMASTER COMPANY
           (Exact Name of Registrant as Specified in its Certificate)
                (Successor to ServiceMaster Limited Partnership)


        Delaware                                         36-3858106
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


One ServiceMaster Way, Downers Grove, Illinois                        60515-1700
(Address of Principal Executive Offices)                              (Zip Code)

       Registrant's telephone number, including area code: (630) 271-1300

       Securities registered pursuant to Section 12(b) of the Act:  195,259,782

                                                           Name of Each Exchange
  Title of Each Class                                        On Which Registered
  -------------------                                    -----------------------
     Common Stock                                        New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by Check Mark Whether the Registrant (1) Has Filed All Reports Required to Be Filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such Shorter Period That the Registrant Was Required to File Such Reports), and (2) Has Been Subject to Such Filing Requirements for the Past 90 Days. Yes X No

     The Aggregate Market Value of Shares Held by Non-Affiliates of the Registrant As of March 24, 1998 was $4,965,812,051.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated into Part I, Part II and Part IV of this Form 10-K.

     Certain parts of the Registrant's Definitive Proxy Statement for the May 1, 1998 Annual Meeting of Stockholders is incorporated into Part III of this Form 10-K.

                                     PART I

Item 1.  Business

The Company as Successor to ServiceMaster Limited Partnership

         This annual report on Form 10-K is filed by The ServiceMaster Company, a Delaware corporation (hereinafter sometimes called the "Registrant"). The Registrant is the corporate successor to ServiceMaster Limited Partnership, a Delaware limited partnership (the "Parent Partnership"). For the period January 1, 1987 to December 26, 1997, the Parent Partnership was the publicly traded parent entity in the ServiceMaster enterprise. On December 26, 1997, by means of a statutory merger in which a subsidiary of the Registrant merged with and into the Parent Partnership (the "Reincorporating Merger"), the Registrant succeeded to and became substituted for the Parent Partnership as the publicly traded parent entity in the ServiceMaster enterprise. Pursuant to the Reincorporating Merger, on December 26, 1997 the shares of limited partner interest in the Parent Partnership converted to shares of common stock of the Registrant on a one-for-one basis. On January 1, 1998, the Parent Partnership was merged with and into the Registrant and the Parent Partnership thereby went out of existence.

         This Form 10-K for the year 1997, although necessarily filed by the Registrant, pertains to the organization and business of the ServiceMaster enterprise as headed by the Parent Partnership for virtually all of the year 1997. However, the Reincorporating Merger provided for a carryover to the Registrant of all directors and officers of ServiceMaster Management Corporation (the managing general partner of the Parent Partnership), the Parent Partnership and The ServiceMaster Company Limited Partnership. Accordingly, references herein to directors and executive officers are to such persons in their capacities as directors and officers of the Registrant and its predecessor entities. The Registrant and its affiliated entities are hereinafter referred to as "ServiceMaster" or the "Company" or the "ServiceMaster enterprise".

Forward-Looking Statements

         In accordance with the Private Securities Litigation Reform Act of 1995, the Company notes that statements in this Annual Report on Form 10-K that look forward in time, which include everything other than historical information, involve risks and uncertainties that may affect the Company's actual results of operations. Factors that could cause actual results to differ materially from the Company's plans or expectations include the following (among others): weather conditions adverse to certain of the Company's businesses, the entry of additional competitors in any of the markets served by the Company, labor shortages, consolidation of hospitals in the healthcare market, changes in Medicare reimbursement regulations, the condition of the United States economy, and other factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

The Company; Principal Business Groups

         The Company itself is a holding company whose shares of common stock are traded on the New York Stock Exchange. Through its subsidiaries, the Company is engaged in providing a variety of specialty services to homeowners and commercial facilities and supportive management services in several markets, including the healthcare market, the education market and certain segments of the business and industry market.

         The  Company  is  organized  into  three  principal  operating  groups:
Consumer Services, Management Services, and Employer Services. Each of these operating groups is headed by a limited partnership or a corporation which has its own group of operating subsidiaries. The parent companies for the operating groups are ServiceMaster Consumer Services Limited Partnership, which was formed in the summer of 1990; ServiceMaster Management Services Limited Partnership, which was formed in December 1991; and ServiceMaster Employer Services, Inc. which was formed in August 1997. All of the parent companies for the operating groups are wholly owned by the Company. All subsidiaries of the operating group parent companies are wholly owned. Reference is made to the information under the caption "Business Unit Reporting" on page 34 of the ServiceMaster Annual Report to Shareholders for 1997 (the "1997 Annual Report") for detailed financial information on these three groups.

Trademarks and Service Marks; Franchises

         The Company's trademarks and service marks are important for all elements of the Company's business, although such marks are particularly important in the advertising and franchising activities conducted by the operating subsidiaries of ServiceMaster Consumer Services L.P. Such marks are registered and are renewed at each registration expiration date.

         Within ServiceMaster Consumer Services, franchises are important for the TruGreen-ChemLawn, Terminix, ServiceMaster Residential/Commercial, Merry Maids, AmeriSpec and Furniture Medic businesses. Nevertheless, revenues and profits derived from franchise-related activities constitute less than 10% of the revenue and profits of the consolidated ServiceMaster enterprise. Franchise agreements made in the course of these businesses are generally for a term of five years. ServiceMaster's renewal history is that most of the franchise agreements which expire in any given year are renewed.

ServiceMaster Consumer Services

     ServiceMaster Consumer Services provides specialty services to homeowners and commercial facilities through eight companies: TruGreen L.P. ("TruGreen-ChemLawn"); The Terminix International Company L.P. ("Terminix"); ServiceMaster Residential/Commercial Services L.P. ("Res/Com"); Merry Maids L.P. ("Merry Maids"); American Home Shield Corporation ("American Home Shield" or "AHS"); AmeriSpec, Inc. ("AmeriSpec"); Furniture Medic L.P. ("Furniture Medic"); and Rescue Rooter L.L.C. ("Rescue Rooter"). Rescue Rooter was acquired by ServiceMaster Consumer Services on January 1, 1998. The services provided by these companies include: lawn care, tree and shrub services and indoor plant maintenance services under the "TruGreen", "ChemLawn" and "Barefoot" service marks; termite and pest control services under the "Terminix" service mark; residential and commercial cleaning and disaster restoration services under the "ServiceMaster" service mark; domestic housekeeping services under the "Merry Maids" service mark; home systems and appliance warranty contracts under the "American Home Shield" service mark; home inspection services under the "AmeriSpec" service mark; on-site furniture repair and restoration under the "Furniture Medic" service mark; and plumbing and drain cleaning services under the "Rescue Rooter" service mark.

         The services provided by the eight Consumer Services companies are part of the ServiceMaster "Quality Service Network" and are accessed by calling a single toll-free telephone number: 1-800-WE SERVE. ServiceMaster focuses on establishing relationships to provide one or more of these services on a repetitive basis to customers. Since 1986, the number of customers served by ServiceMaster Consumer Services has increased from fewer than one million domestic customers to more than 9.6 million worldwide customers.

         For most of 1997, the first-tier subsidiary of the ServiceMaster parent entity was primarily responsible for overseeing the Consumer Services businesses which were conducted in foreign markets. However, at the end of 1997, responsibility for such businesses was transferred to the appropriate subsidiary of ServiceMaster Consumer Services L.P.

         TruGreen-ChemLawn. TruGreen-ChemLawn is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. As of December 31, 1997, TruGreen-ChemLawn had 206 company-owned branches and 84 franchised branches. With over 3 million residential and commercial customers, TruGreen-ChemLawn is the leading provider of lawn care services in the United States. TruGreen-ChemLawn provides lawn, tree and shrub care services in Saudi Arabia and Turkey through licensing arrangements and in Canada through a subsidiary. TruGreen-ChemLawn also provides interior plantscape services to commercial customers. The TruGreen-ChemLawn businesses are seasonal in nature.

         On February 24, 1997, the Company's predecessor, for the benefit of TruGreen-ChemLawn, completed the acquisition of 99.38% of the outstanding stock of Barefoot Inc. ("Barefoot") through a tender offer. On February 26, 1997, the remaining 0.62% of the Barefoot stock was acquired through a statutory merger. In these transactions, Barefoot stockholders collectively received approximately $84,800,000 in cash and 8,621,055 limited partner shares (post-June 1997 3-for-2 share split) of the Company's predecessor. For purposes of these transactions, the Barefoot stock was valued at $16.00 per share and the Company's shares were valued at $16.9389 per share (post-June 1997 3-for-2 share split). The aggregate value of the Barefoot transaction (including the amount paid in redemption of the Barefoot shareholders rights plan and transaction expenses) was approximately $237,000,000. At the time of the transaction, Barefoot was the second largest provider of professional lawn care services in the United States. Subsequent to the completion of this acquisition, a portion of the Barefoot operations were transferred to TruGreen-ChemLawn; the balance of the Barefoot operations were placed in a new subsidiary corporation of ServiceMaster Consumer Services with headquarters in Columbus, Ohio, from which support has been provided to certain holders of franchises granted by Barefoot.

         Terminix. Terminix is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. With over 3 million residential and commercial customers, Terminix, through its company-owned branches and through franchisees, is the leading provider of termite and pest control services in the United States. As of December 31, 1997, Terminix was providing these services through 290 company-owned branches in 45 states and Mexico and through 241 franchised branches in 28 states. Terminix also manages the following European pest control companies, all of which are subsidiaries of TMX-Europe B.V., a wholly owned subsidiary of the Registrant: Terminix Peter Cox Ltd., a leading pest control and wood preservation company in the United Kingdom and Ireland; Terminix
Protekta B.V. and Riwa B.V., each a leading pest control company in the Netherlands and Belgium; Anticimex Development B.V., a holding company for the leading pest control company in Sweden and which also operates in Norway; and the Stenglein Group, a group of pest control companies in Germany. Terminix also provides termite and pest control services through licensing arrangements with local service providers in seven other countries. The Terminix business is seasonal in nature.

         Res/Com. Res/Com is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. ServiceMaster, through Res/Com, is the leading franchisor in the United States in the residential and commercial cleaning field. Res/Com provides carpet and upholstery cleaning and janitorial services, disaster restoration services and window cleaning services. As of December 31, 1997, these services were provided to approximately 1.7 million residential and commercial customers worldwide through a network of over 4,500 independent franchisees. Res/Com provides its services through subsidiaries in Canada, Germany, Ireland and the United Kingdom, and through licensing arrangements with local service providers in six other countries.

         Merry Maids. Merry Maids is a wholly owned subsidiary of ServiceMaster Consumer Services L. P. Merry Maids is the organization through which ServiceMaster provides domestic house cleaning services. With approximately 352,000 worldwide customers, Merry Maids is the leading provider of domestic house cleaning services in the United States. As of December 31, 1997, these services were provided through 27 company-owned branches in 19 states and through 797 licensees operating in all 50 states. Merry Maids also provides domestic house cleaning services through subsidiaries in Canada and the United Kingdom and through licensing arrangements with local service providers in three other countries.

         American Home Shield. AHS is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. AHS is a leading provider of home systems and appliance warranty contracts ("warranty contracts") in the United States, providing homeowners with contracts covering the repair or replacement of built-in appliances, hot water heaters and electrical, plumbing, central heating, and central air conditioning systems which malfunction by reason of normal wear and tear. Warranty contracts are sold through participating real estate brokerage offices in conjunction with resales of single-family residences to homeowners. AHS also sells warranty contracts directly to non-moving homeowners by renewing existing contracts and through various other distribution channels which are currently being expanded. As of December 31, 1997, AHS warranty contracts provided for services to approximately 568,000 homes through approximately 13,000 independent repair maintenance contractors in 49 states and the District of Columbia, with operations in California, Texas and Arizona accounting for 27%, 18% and 6%, respectively, of gross contracts written by AHS. AHS also provides home service warranty contracts through licensing arrangements with local service providers in three other countries.

         AmeriSpec. AmeriSpec is a wholly owned subsidiary of AHS. AmeriSpec is a leading provider of home inspection services in the United States. During 1997, AmeriSpec conducted approximately 100,000 home inspections in 42 states and Canada, with operations in California, New York and Illinois accounting for 23%, 6%, and 5%, respectively, of the gross number of inspections conducted through AmeriSpec.

         Furniture Medic. Furniture Medic is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. Furniture Medic provides on-site furniture repair and restoration services in 47 states. As of December 31, 1997, these services were provided through 513 licensees. Furniture Medic also provides its services through subsidiaries in Canada and the United Kingdom and through licensing arrangements with local service providers in two other countries.

         Rescue Rooter. Rescue Rooter is a wholly-owned subsidiary of ServiceMaster Consumer Services L.P. Rescue Rooter acquired the business and assets of Rescue Industries, Inc. on January 1, 1998. Rescue Rooter provides plumbing and drain cleaning services in ten states through 20 company-owned branches and one franchise location. In 1997, Rescue Rooter's predecessor performed services for approximately 400,000 customers. ServiceMaster expects to put into place in the Spring of 1998 a plan under which certain key employees of Rescue Rooter will be afforded the opportunity to collectively purchase up to a 10% equity interest in Rescue Rooter pursuant to a management equity plan. Such interest will be subject to reciprocal put and call rights which will become exercisable on January 1, 2003 and which will be consummated on the basis of the then fair market value.

ServiceMaster Management Services

         ServiceMaster pioneered the providing of supportive management services to health care facilities by instituting housekeeping management services in 1962. Since then, ServiceMaster has expanded its management services business such that it now provides a variety of supportive management services to health care, education and business and industrial customers (including the management of housekeeping, plant operations and maintenance, laundry and linen, grounds and landscaping, clinical equipment maintenance, food service, energy management, and total facility management). ServiceMaster's general programs and systems free the customer to focus on its core business activity with confidence that the support services are being managed and performed in an efficient manner.

     Management Services L.P. is organized into three divisions, each of which provides service on a nationwide basis within its market. These markets are:
Healthcare Management Services; Education Management Services; and Business and Industry Management Services.

         For most of 1997, the first-tier subsidiary of the ServiceMaster parent entity was primarily responsible for overseeing the Management Services businesses which were conducted in foreign markets. However, at the end of 1997, responsibility for such businesses was transferred to ServiceMaster Management Services L.P.

         As of December 31, 1997, ServiceMaster was providing supportive management services to approximately 1,568 health care customers and to approximately 375 educational and commercial customers. These services were being provided in all 50 states and the District of Columbia. Outside of the United States, ServiceMaster was providing management services through subsidiaries in Canada and Japan, through an affiliated company in Mexico, and through licensing arrangements with local service providers in nineteen other countries.

         ServiceMaster Healthcare Management Services. The ServiceMaster Healthcare Services division of ServiceMaster Management Services L. P. combines the resources of the healthcare segment of ServiceMaster Management Services L.P., Diversified Health Services, and their respective subsidiaries to form a comprehensive health services organization which provides management services to acute care and long-term care facilities; freestanding, hospital-based, and government-owned nursing homes; skilled nursing facilities; assisted living facilities; and hospital-based home health care agencies (as well as the direct operation of freestanding home health care agencies). Various other healthcare related services are provided by operating units within the Healthcare Services division. As of December 31, 1997, the ServiceMaster Healthcare Services companies had management services contracts with 1,568 customers in all 50 states.

         ServiceMaster Education Management Services. The Education division of ServiceMaster Management Services L.P. is a leading provider to the education market of maintenance, custodial and grounds services. The facilities which comprise the education market include primary schools, secondary schools and school districts, private specialty schools and colleges and universities. As of December 31, 1997, ServiceMaster was serving 273 educational customers. ServiceMaster believes there is potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to consider outsourcing more of their service requirements. However, a majority of the educational facilities continue to assume direct responsibility for managing their support functions.

         ServiceMaster Business & Industry Management Services. The Business & Industry division of ServiceMaster Management Services L.P. is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers in selected markets. Such markets include the food processing, transportation, healthcare products and automotive markets. ServiceMaster believes that there is potential for expansion in these business and industrial markets due to ServiceMaster's current low penetration of those markets, the trend of businesses to consider outsourcing more of their service requirements and the trend of governmental units to privatize parts of their operations. As of December 31, 1997, ServiceMaster was serving in approximately 100 business or industrial customers.

ServiceMaster Employer Services

         ServiceMaster Employer Services, through its subsidiary, Certified Systems, Inc., is one of the nation's largest professional employer organizations. It provides more than 790 clients with administrative processing of payroll, worker's compensation insurance, health insurance, unemployment insurance and other employee benefits.

International Operations

         Supportive management services and consumer services in international markets are provided through licensing arrangements with local service providers and ownership of foreign operating companies. Except as noted below, these activities in Europe, Latin America and the Middle East are administered as part of the operations of ServiceMaster Management Services L.P. and ServiceMaster Consumer Services L.P., respectively. Operating arrangements and market expansion efforts in the Pacific Rim are administered by the parent company.

     In 1997, ServiceMaster disposed of its interests in the Tarmac/ServiceMaster management services joint venture in England and the Raab Karcher/ServiceMaster management services joint venture in Germany. These dispositions resulted in a small profit on the Company's investment.

Other Activities

         Supporting Departments. The Company has various departments responsible for technical, engineering, management information, planning and market services, and product and process development activities. Various administrative support departments provide personnel, public relations, administrative, education, accounting, financial and legal services.

         Manufacturing Division. ServiceMaster has a manufacturing division which formulates, combines and distributes supplies, products and equipment that are used internally in providing management services to customers and which are sold to licensees for use in the operation of their businesses. ServiceMaster has a small share of the market for the manufacture and distribution of cleaning equipment, chemicals and supplies.

         Venture Fund. ServiceMaster Venture Fund L.L.C., a subsidiary of the parent company (the "Venture Fund"), invests in emerging growth companies which show an ability to provide innovative service technologies to ServiceMaster's current and new customers. The Venture Fund is managed so as not to be intrusive to the ongoing operations of the Company's operating units.

Industry Position, Competition and Customers

         The following information is based solely upon estimates made by the management of ServiceMaster and cannot be verified. In considering ServiceMaster's industry and competitive positions, it should be recognized that ServiceMaster competes with many other companies in the sale of its services, franchises and products and that some of these competitors are larger or have greater financial and marketing strength than ServiceMaster.

         The principal methods of competition employed by ServiceMaster in the Consumer Services business are name recognition, assurance of customer satisfaction and a history of providing quality services to homeowners. The principal methods of competition employed by ServiceMaster in each of the operating units in the Management Services business are price, quality of service and experience in providing management services. The principal methods of competition employed by ServiceMaster in the Employer Services business are name recognition, assurance of customer satisfaction and financial strength.

Consumer Services

         Subsidiaries of Consumer Services provide a variety of residential and commercial services under their respective names on the basis of their and ServiceMaster's reputation, the strength of their service marks, their size and financial capability, and their training and technical support services. The markets served by Terminix and TruGreen-ChemLawn are seasonal in nature.

         Lawn Care Services. TruGreen-ChemLawn, both directly and through franchisees, provides lawn care services to residential and commercial customers. Competition within the lawn care market is strong, coming mainly from regional and local, independently owned firms and from homeowners who elect to care for their lawns through their own personal efforts. TruGreen-ChemLawn is the leading national lawn care company within this market. TruGreen-ChemLawn also provides indoor plant maintenance to commercial customers.

         Lawn care services are regulated by law in most of the states in which TruGreen-ChemLawn provides such services. These laws require licensing which is conditional on a showing of technical competence and adequate bonding and insurance. The lawn care industry is regulated at the federal level under the Federal Insecticide, Fungicide and Rodenticide Act, and lawn care companies (such as TruGreen-ChemLawn) which apply herbicides and pesticides are regulated under the Federal Environmental Pesticide Control Act of 1972. Such laws, together with a variety of state and local laws and regulations, may limit or prohibit the use of certain herbicides and pesticides, and such restrictions may adversely affect the business of TruGreen-ChemLawn.

         Termite and Pest Control Services. The market for termite and pest control services to commercial and residential customers includes many competitors. Terminix is the leading national termite and pest control company within this market. Competition within the termite and pest control market is strong, coming mainly from regional and local, independently owned firms throughout the United States and from one other large company which operates on a national basis.

         Termite and pest control services are regulated by law in most of the states in which Terminix provides such services. These laws require licensing which is conditional on a showing of technical competence and adequate bonding and insurance. The extermination industry is regulated at the federal level under the Federal Insecticide, Fungicide and Rodenticide Act, and pesticide applicators (such as Terminix) are regulated under the Federal Environmental Pesticide Control Act of 1972. Such laws, together with a variety of state and local laws and regulations, may limit or prohibit the use of certain pesticides, and such restrictions may adversely affect the business of Terminix.

         House Cleaning Services. The market for domestic house cleaning services is highly competitive. In urban areas the market involves numerous local companies and a few national companies. ServiceMaster believes that its share of the total potential market for such services is small and that there is significant potential for further expansion of its housecleaning business through continued internal expansion and greater penetration of the housecleaning market. Through its company-owned branches and its franchisees, ServiceMaster has a small share of the market for the cleaning of residential and commercial buildings.

         Home Systems and Appliance Warranty Contracts. The market for home systems and appliance warranty contracts is relatively new. ServiceMaster believes that AHS maintains a favorable position in its industry due to the system developed and used by AHS for accepting, dispatching and fulfilling service calls from homeowners through a nationwide network of independent contractors. AHS also has a computerized information system developed and owned by AHS, and an electronic digital voice communication system through which AHS handled more than 7.5 million calls in 1997.

         Home Inspection Services. AmeriSpec is a leading provider of home inspection services in the United States. Competition within this market is strong, coming mainly from regional and local, independently owned firms.

         Furniture Repair Services. The market for on-site furniture repair services is relatively new. ServiceMaster believes that Furniture Medic maintains a favorable position in its industry due to its patented environmentally sensitive procedure for repairing furniture in the customer's home.

         Plumbing and Drain Cleaning Services. The market for plumbing and drain cleaning services is highly competitive in both the residential and commercial sectors. Rescue Rooter believes that its share of the total potential market for such services is small and that there is significant potential for future expansion and penetration. Plumbing is regulated by most states in which Rescue Rooter provides such services. The level of licensing varies from state to state. There are no state or federal guidelines regulating drain cleaning services.

Management Services

         Health Care. Within the market consisting of general health care facilities having 50 or more beds, ServiceMaster is the leading supplier of plant operations and maintenance, housekeeping, clinical equipment maintenance, and laundry and linen management services. As of December 31, 1997, ServiceMaster was serving approximately 1,568 customers and managing approximately 1,900 health care facilities. The majority of health care facilities within this market not currently served by ServiceMaster assume direct responsibility for managing their own non-medical support functions.

         ServiceMaster believes that its management services for health care facilities may expand by the addition of facilities not presently served, by initiating additional services at facilities which use only a portion of the services now offered, by the development of new services and by growth in the size of facilities served. At the same time, industry consolidation, changes in use and methods of health care delivery and payment for services (including in particular changes in Medicare reimbursement regulations) continue to affect the health care environment.

         Education. ServiceMaster is a leading provider to the education market of maintenance, custodial and grounds services. The facilities which comprise the education market served by ServiceMaster include primary schools, secondary schools and school districts, private specialty schools and colleges and universities. As of December 31, 1997, ServiceMaster was serving approximately 273 customers and managing approximately 5,362 facilities. ServiceMaster believes there is potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to consider outsourcing more of their service requirements. However, a majority of the educational facilities continue to assume direct responsibility for managing their support functions.

         Business and Industry. ServiceMaster is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers in selected markets. ServiceMaster believes that there is potential for expansion in those business and industrial markets which ServiceMaster has elected to emphasize due to ServiceMaster's low current penetration of those markets, the trend of businesses to consider outsourcing more of their service requirements and the trend of governmental units to privatize parts of their operations. The emphasized markets include the food processing, transportation, healthcare products, and automotive markets. As of December 31, 1997, ServiceMaster was serving approximately 100 customers and managing approximately 530 business or industrial facilities.

Major Customers

         ServiceMaster has no single customer which accounts for more than 10% of its total revenues. No part of the Company's business is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the Company as a whole. Revenues from governmental sources are not material.

Employees

         On December 31, 1997, ServiceMaster had a total of approximately 45,825 employees.

         ServiceMaster provides its employees with annual vacation, medical, hospital and life insurance benefits and the right to participate in additional benefit plans which are described in the Notes to Financial Statements included in the 1997 Annual Report.

Year 2000 Computer Program Compliance

         Certain computer programs use two digits rather than four to define the applicable year and consequently many systems may not function properly beyond the year 1999 unless they are remediated. In addition, certain computer programs are unable to recognize the year 2000 as a leap year. ServiceMaster has conducted a review of its computer systems to identify systems that could be affected by the year 2000 problem and has determined that the Company will need to replace or remediate many of its systems to facilitate their continuing reliable operation. The Company currently believes that expenses directly related to this effort will not have a material impact on the results of its operations.

         Although the Company believes that critical remediation efforts will be completed prior to the year 2000, the untimely completion of these efforts could, in certain circumstances, have a material adverse effect on the operations of the Company.

         In addition, the Company is in the process of determining whether the external parties and systems with which the Company interacts and external systems for which the Company has certain maintenance responsibilities are in compliance and whether non-compliance of these systems could have a material adverse impact on the Company.


Item 2.  Properties

         The headquarters facility of ServiceMaster, which also serves as headquarters for ServiceMaster Management Services, is owned by The ServiceMaster Company and is located on a ten-acre tract at One ServiceMaster Way, Downers Grove, Illinois. The initial structure was built in 1963, and two additions were completed in 1968 and 1976. In early 1988, ServiceMaster completed construction of a two-story 15,000 square foot addition for office space, food service demonstrations and dining facilities. The building contains approximately 118,900 square feet of air conditioned office space and 2,100 square feet of laboratory space. In the Spring of 1992, ServiceMaster completed the conversion of approximately 30,000 square feet of space formerly used as a warehouse to offices for Management Services and for The Kenneth and Norma Wessner Training Center.

         ServiceMaster owns a seven-acre, improved tract at 2500 Warrenville Road, Downers Grove, Illinois, which is adjacent to its headquarters facility. In 1993, ServiceMaster substantially remodeled the building and thereafter leased approximately half the space (50,000 square feet) to a commercial tenant. The balance of the space is utilized by ServiceMaster personnel.

         ServiceMaster leases a 50,000 square foot facility near Aurora, Illinois which is used by ServiceMaster as a warehouse/distribution center.

         ServiceMaster believes that the facilities described in the preceding three paragraphs will satisfy the Company's needs for administrative and warehouse space in the Chicago area for the immediate future.

         ServiceMaster owns four properties in Cairo, Illinois, consisting of a 36,000 square foot, three-story building used for manufacturing and warehousing equipment, supplies and products used in the business; a warehouse and package facility comprising 30,000 square feet; a three-story warehouse and manufacturing building consisting of 43,000 square feet; and a 2,500 square foot building used for a machine shop. ServiceMaster leases a 44,000 square foot manufacturing facility in Lancaster, Pennsylvania, which is used to provide products and equipment primarily to customers of Management Services in the eastern part of the United States. Management believes that the foregoing manufacturing and warehouse facilities are adequate to support the current needs of ServiceMaster.

         The headquarters for ServiceMaster Consumer Services L.P. are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The 860 Ridge Lake Boulevard facility also serves as the headquarters for TruGreen-ChemLawn, Terminix, Res/Com, Merry Maids, American Home Shield, AmeriSpec and Furniture Medic. The headquarters for Rescue Rooter are located in leased premises at 4850 Pacific Highway, San Diego, California.

         TruGreen-ChemLawn owns 5 buildings which are used as branch sites for lawn care services. These facilities are located in Texas (2 properties), Colorado (1 property), Ohio (1 property), and Georgia (1 property).

         Terminix owns 20 buildings which are used as branch sites for termite and pest control services. These properties are all one-story buildings that contain both office and storage space. These properties are located in New Jersey (2 properties), California (2 properties), Florida (10 properties), Georgia (1 property), Illinois (1 property) and Texas (4 properties).

         American Home Shield has retained some leased space in the building at 90 South E Street, Santa Rosa, California, for administrative and sales operations. Certain of American Home Shield's service and data processing departments are located in premises owned by the company in Carroll, Iowa. This facility consists of a 43,000 square foot building on a seven-acre site.

         American Home Shield owns approximately 56 acres of land in Santa Rosa, California of which 39 acres are under contracts for sales to occur in mid to late 1998. This land is held for investment purposes and has been and will continue to be offered for sale, with the timing of sales being affected by, among other things, market demand, zoning regulations, and the availability of financing to purchasers.

         Rescue Rooter owns two buildings which are used for branch operations to provide plumbing and drain cleaning services. These facilities are located, respectively in Phoenix, Arizona and St. Louis, Missouri.

         In 1997, Diversified Health Services completed the construction of a new headquarters facility at 3839 Forest Hill-Irene Road, Memphis, Tennessee. This facility also serves as the headquarters of ServiceMaster Employer Services. DHS leases other administrative facilities in St. Augustine, Florida; Atlanta, Georgia; Minneapolis, Minnesota; Plymouth Meeting, Pennsylvania;
Memphis,  Tennessee;  and Dallas,  Texas.  As of December 31,  1997,  DHS had an
ownership interest in a nursing home facility through a joint venture arrangement in which DHS has a 50% interest.

         The headquarters for ServiceMaster Employer Services are located at 3839 Forest Hill-Irene Road, Memphis, Tennessee. The company leases other administrative facilities in Little Rock, Arkansas and Memphis, Tennessee. Its subsidiary, Certified Systems, Inc., leases administrative facilities in Mesquite, Texas.

Item 3.  Legal Proceedings

         In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial and administrative proceedings which involve both private parties and governmental authorities. As of March 6, 1998, these proceedings included a number of general liability actions and employment-related proceedings.

         Environmental Matters. Terminix was one of several defendants named in a suit filed by the United States Environmental Protection Agency (the "EPA") on November 3, 1986 in the United States District Court for the Western District of Tennessee, to recover the costs of remediation at two sites in Tennessee which had been designated by the EPA as "Superfund sites" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). In January 1992, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action which required Terminix and other initial defendants and third party defendants to clean up one of these sites. Terminix agreed, on an interim basis, to a 10% allocation of the cost of the remediation work. The parties to the interim allocation agreement remained in disagreement with the EPA over the most appropriate remediation procedures to be followed at the site and they were in disagreement among themselves regarding the final allocations of responsibility. With respect to the second site, the companies cited by the EPA all disclaimed responsibility. Two of the defendant parties settled their disagreement with the EPA but, until March 20, 1997, Terminix had not resolved its disagreement with the other two defendant parties as to Terminix's proper participation. However, on March 20, 1997, Terminix settled this matter with the other two parties as to all past costs and agreed to arbitrate any disagreement over the allocation of future costs. On October 22, 1997, the time expired in which a demand for arbitration could be filed. Accordingly, Terminix's share of future remediation costs was established at 10%. The aggregate financial commitment of Terminix is well within the parameters set forth in the discussions of this matter in previous Form 10-K reports and is not material to Terminix's business, financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Shares and Related Shareholder Matters

         Except for the information set forth in the second and third sentences of this Item 5, the portions of the ServiceMaster Annual Report to Shareholders for 1997 under the captions "Statements of Shareholders' Equity" (page 33) and "Cash Distributions Per Share" and "Price Per Share" in the Quarterly Operating Results table (page 41) supply the information required by this item and such portions are hereby incorporated herein by reference. The Registrant's shares of common stock are listed and traded on the New York Stock Exchange under the symbol "SVM". At March 6, 1998, the Registrant's shares of common stock were held of record by approximately 71,000 persons.


Item 6.  Selected Financial Data

         The portion of the ServiceMaster Annual Report to Shareholders for 1997 in the Financial Statements and Management Discussion section ("FSMD Section") under the caption "Eleven Year Financial Summary" (pages 26-27) supplies the information required by this item and such portion is hereby incorporated herein by reference.


Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

         Management Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1997, is contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1997 on pages 21-25 and is hereby incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         The consolidated statements of financial position of ServiceMaster as of December 31, 1997 and 1996, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1997, 1996, and 1995 and notes to the consolidated financial statements are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1997 on pages 28-41 are incorporated herein by reference. The report of Arthur Andersen LLP thereon dated January 26, 1998, and the summary of significant accounting policies are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1997 on pages 28-29 and are hereby incorporated herein by reference.


Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

         The information contained under the heading "Election of Directors" in the definitive proxy statement for the Company's May 1, 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Senior Management Advisers

         The Bylaws of the Company provide that the Board of Directors may appoint officers of the Company or a subsidiary and other persons having a special relationship to ServiceMaster to serve as Senior Management Advisers. Senior Management Advisers attend the meetings of the Board and advise the Board but do not have the power to vote. The Board has determined that providing a greater number of officers the opportunity to advise and interact with the Board is in the best interest of ServiceMaster as well as the individual officers. The Senior Management Advisers receive no special compensation for their services in this capacity.

         The Board of Directors has appointed the persons listed below as Senior Management Advisers effective as of the 1997 annual meeting of the shareholders of ServiceMaster Management Corporation to serve in such capacity until the annual meeting of stockholders of the Company in 1998 or until otherwise determined by the Board of Directors.

         Robert D. Erickson, age 54, is an Executive Vice President. Mr. Erickson was a director of ServiceMaster from May 1987 to May 1993. He previously served as a director of ServiceMaster from May 1981 to June 1984. He served as the President and Chief Operating Officer of ServiceMaster's International business unit from October 1993 to December 1997, Executive Vice President and Chief Operating Officer of the International division of ServiceMaster from November 1992 to October 1993 and as Executive Vice President and Chief Operating Officer, People Services, from January 1990 to October 1992.

         Donald K. Karnes, age 47, is Group President of TruGreen-ChemLawn and Terminix. He served as President and Chief Operating Officer of TruGreen-ChemLawn from January 1992 to December 1995. From January 1, 1990 to December 31, 1991, he was Senior Vice President, TruGreen Limited Partnership.

         Robert F. Keith, age 41, is President and Chief Operating Officer, ServiceMaster Management Services. He served as President and Chief Operating Officer, ServiceMaster Consumer Services from July 1994 to December 31, 1996 and as Group President, ServiceMaster Consumer Services, from November 1992 to July 1994. He was Vice President, Treasurer and Chief Financial Officer of The ServiceMaster Company L. P. from November 1989 to October 1992.

         Jerry D. Mooney, age 44, is President and Chief Operating Officer, ServiceMaster Employer Services. Previously, he was President, Health Care New Business Initiatives, and President and Chief Executive Officer of ServiceMaster Diversified Health Services, Inc. He is also a director, chairman of the audit committee and member of the compensation committee of Concord EFS, Inc., Memphis, Tennessee, involved primarily in the electronic processing of debit and credit card transactions. He also serves on an Advisory Board for SouthTrust Corporation.

         Ernest J. Mrozek, age 44, is President and Chief Operating Officer, ServiceMaster Consumer Services. He served as Senior Vice President and Chief Financial Officer of the Registrant from January 1, 1995 to December 31, 1996. He served as Vice President and Chief Financial Officer of the Registrant from May 1994 to December 1994, as Vice President, Treasurer and Chief Financial Officer from November 1, 1992 to April 30, 1994, and as Vice President and Chief Accounting Officer, from January 1, 1990 to October 31, 1992.

         Brian D. Oxley, age 47, is Executive Vice President, New Business Initiatives. He served as President and Chief Operating Officer of ServiceMaster Management Services and ServiceMaster Healthcare Services from January 1994 to December 31, 1996. From November 1992 to December 31, 1993, he served as the President and Chief Executive Officer of the International and New Business Development Group. He served as Executive Vice President, New Business
Development from January 1991 to November 11, 1992 and as President of International Services from January 1, 1988 to November 11, 1992.

         Steven C. Preston, age 37, has served as Senior Vice President and Chief Financial Officer since April 1, 1997. From August 1993 to March 1997, he was Senior Vice President and Corporate Treasurer for First Data Corporation, Atlanta, Georgia. From October 1985 to August 1993, he served as an investment banker at Lehman Brothers, New York, New York.

Executive Officers of ServiceMaster

         The following table shows: (i) the names and ages (as of March 6, 1998) of the present executive officers of the Company; (ii) all positions presently held by each officer; and (iii) the year each person became an officer. Each person named has served as an officer of the Company and its predecessor company continuously since the year shown. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was or is to be selected as an officer.


                                                                                                       First Became
 Name                      Age      Present Position                                                     An Officer

C. William Pollard         59       Chairman and Director                                                      1977

Carlos H. Cantu            64       President and Chief Executive Officer and Director                         1986

Charles W. Stair           57       Vice Chairman and Director                                                 1973

Phillip B. Rooney          53       Vice Chairman and Director                                                 1997

Ernest J. Mrozek           44       President and Chief Operating Officer, Consumer Services, and a
                                    Senior Management Adviser                                                  1987

Robert F. Keith            41       President and Chief Operating Officer, Management Services, and            1986
                                    a Senior Management Adviser

Robert D. Erickson         54       Executive Vice President and a Senior Management Adviser                   1976

Brian D. Oxley             47       Executive Vice President and a Senior Management Adviser                   1983

Vernon T. Squires          63       Senior Vice President and General Counsel                                  1987

Steven C. Preston          37       Senior Vice President and Chief Financial Officer                          1997

Eric R. Zarnikow           38       Vice President and Treasurer                                               1994

Deborah A. O'Connor        35       Vice President and Controller                                              1993


     Messrs. Pollard, Cantu, Stair and Rooney are also Directors of the Company. See "Election of Directors" in the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders for biographical information with respect to these persons. Messrs. Mrozek, Keith, Erickson, Oxley and Preston are Senior Management Advisers. See pages 12-13 for biographical information with respect to these persons.

         Vernon T. Squires, age 63, has served as Senior Vice President and General Counsel since January 1, 1988. He served as Vice President and General Counsel from April 1, 1987 until December 31, 1987. He was an associate and partner with the law firm of Wilson & McIlvaine in Chicago, specializing in corporate and tax law, from 1960 to April 1, 1987. He is presently of counsel to that firm.

         Eric R. Zarnikow, age 38, has served as Vice President and Treasurer since May 1, 1994. From August 1991 to April 1994, he served as Vice President and Treasurer of Gaylord Container Corporation.

         Deborah  A.  O'Connor,  age  35,  has  served  as  Vice  President  and
Controller since January 1, 1993. From July 1991 to December 1992, she was Manager of Financial Projects. She previously had practiced public accounting with Arthur Andersen LLP since 1984.

Compliance With Section 16(a) of The Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of ServiceMaster's shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. The Commission's regulations require certain officers, directors and greater-than-ten-percent shareholders to furnish to the Company copies of all Section 16(a) forms that they file. During 1997, the Company's predecessor received Section 16(a) forms from such officers and directors. As of January 1, 1998, the Company did not have any shareholders with an interest greater than ten percent.

         Based solely on a review of the copies of Section 16(a) forms received by the Company and its predecessor or on written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that during 1997 the officers and directors of the Company and its predecessor complied with applicable filing requirements, except that one report covering one February 1997 transaction for 943 shares was filed late by Mr. Mrozek and one report covering one December 1997 transaction for 3,194,609 shares was filed late by Mr. Peterson.

Item 11.  Executive Compensation

         The information contained under the heading "Executive Compensation" (except those portions relating to Item 13 below) in the definitive proxy statement for the Company's May 1, 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information contained under the heading "Principal Stockholders" and "Management Ownership" in the definitive proxy statement for the Company's May 1, 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Miscellaneous Transactions

         The information contained under the heading "Executive Compensation" (except those portions relating to Item 11 above) and the subheadings "Compensation of Directors" and "Ownership Information" in the definitive proxy statement for the Company's May 1, 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements, Schedules and Exhibits

         1.  Financial Statements

                  The documents shown below are contained in the Financial Statements and Management Discussion and Analysis section of the ServiceMaster Annual Report to Shareholders for 1997, on pages 21 - 41 and are incorporated herein by reference:

                           Summary of Significant Accounting Policies

                           Report of Independent Public Accountants

                           Consolidated Statements of Income for the three years ended December 31, 1997, 1996 and 1995

                           Consolidated Statements of Financial Position as of December 31, 1997 and 1996

                           Consolidated Statements of Cash Flows for the three years ended December 31, 1997, 1996 and 1995

                           Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1997, 1996 and 1995

                           Notes to the Consolidated Financial Statements

         2.  Financial Statements Schedules

                  Schedule IV--Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties. The items required by this Schedule are incorporated into the information relating to Share Grants on page 29 of the definitive proxy statement for the Company's May 1, 1998 Annual Meeting of Stockholders.

                  Included in Part IV of this Report:

                         Schedule VIII--Valuation and Qualifying Accounts

                         Report of Independent Public Accountants on Schedules

                         Exhibit 23 -- Consent of Independent Public Accountants

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

         3.  Exhibits

                  The exhibits filed with this report are listed on pages 24 - 28 herein (the "Exhibit Index").

                  The following entries in the Exhibit Index are management contracts or compensatory plans in which a director or any of the named executive officers of the Registrant does or may participate. Reference is made to the Exhibit Index for the filings with the Commission which contain such contracts or plans.


                  Exhibit                   Contract or Plan
                  -------           ----------------------------------------------------------------------

                  10.2              Deferred Directors Fee Agreement.

                  10.3              Incentive Reward Compensation Plan.

                  10.4              ServiceMaster Profit Sharing, Savings & Retirement Plan as amended and restated effective January 1, 1987.

                  10.6              ServiceMaster 10-Plus Plan.  See also Item 10.11. *

                  10.8              Directors Deferred Fees Plan (ServiceMaster Shares Alternative).

                  10.11             ServiceMaster 10-Plus Plan as amended September 3, 1991. *

                  10.13             ServiceMaster 1994 Non-Employee Directors Share Option Plan.**

                  10.15             ServiceMaster 1997 Share Option Plan. *

                  10.17             ServiceMaster 1998 Equity Incentive Plan (subject to shareholder approval).

                  10.20             ServiceMaster  1998  Non-Employee  Directors
                                    Discounted Stock Option Plan (subject to shareholder approval).

                  10.21             ServiceMaster 1998 Long-Term Performance Award Plan (subject to shareholder approval).

                  ---------

                   *  To be superceded by Item 10.17
                  **  To be superceded by Item 10.20

(b) Reports on Form 8-K filed during the last quarter of 1997

         1.  Current  Report  on  Form  8-K  filed  by   ServiceMaster   Limited
Partnership on December 27, 1997.

                  Announcement of (i) the adoption by The ServiceMaster Company of an Amended and Restated Certificate of Incorporation and the filing thereof with the Secretary of State of the State of Delaware; (ii) adoption by The ServiceMaster Company of Bylaws, a Shareholders Rights Plan and an Agreement of Merger and Reorganization as amended and restated as of October 3, 1997; and (iii) the filing by ServiceMaster Limited Partnership of a certificate of merger with the Secretary of State of the State of Delaware.

                  Financial Statements:  none

         2.       Current  Report  on Form 8-K  filed by  ServiceMaster  Limited
                  Partnership   on   December   29,   1997  on   behalf  of  The
                  ServiceMaster Company.

                  Announcement that The ServiceMaster Company had become the parent entity in the ServiceMaster enterprise effective December 26, 1997 at 11:59 P.M., Eastern Standard Time, that limited partner units of ServiceMaster Limited Partnership had converted to shares of common stock of The ServiceMaster Company on a one-for-one basis, and that no exchange of certificates for partnership units for certificates for shares of common stock is required.

                  Financial Statements:  none


Certain Undertakings With Respect To Registration Statements on Form S-8

         For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into each of the Registrant's Registration Statements on Form S-8, including No. 33-19763 and No. 2-75851:

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                                                   SCHEDULE VIII

                            THE SERVICEMASTER COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                  Additions      Deductions
                                   Balance at    Charged to     Write-offs of
                                   Beginning of   Costs and     Uncollectible  Balance at
        Description                   Period      Expenses        Accounts     End of Period



AS OF DECEMBER 31, 1997:
 Allowance for doubtful accounts--

  Accounts receivable (current)        $24,117         20,183         16,756    $27,544
                                       -------        -------        -------    -------
  Notes receivable (current)           $ 2,170          2,507              0   $  4,677
                                       -------        -------        -------   --------


AS OF DECEMBER 31, 1996:
 Allowance for doubtful accounts--

  Accounts receivable (current)        $18,029        20,517          14,429    $24,117
                                       -------        ------          ------    -------
  Notes receivable (current)           $ 2,439            59             328   $  2,170
                                       -------       -------          ------   --------


AS OF DECEMBER 31, 1995
 Allowance for doubtful accounts--

  Accounts receivable (current)        $17,610         16,878        16,459     $18,029
                                       -------        -------        ------     -------
  Notes receivable (current)           $ 2,504            350           415    $  2,439
                                       -------        -------        ------     -------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Shareholders of ServiceMaster Limited Partnership:

We have audited in accordance with generally accepted auditing standards, the financial statements included in The ServiceMaster Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules included in Part IV in the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                     Arthur Andersen LLP
Chicago, Illinois
January 26, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE SERVICEMASTER COMPANY
                                   Registrant




Date: March 20, 1998                         By   /s/ C. WILLIAM POLLARD
                                                 -----------------------
                                                     C. William Pollard
                                    Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

         Signature                               Title                                  Date


/s/ C. WILLIAM POLLARD                      Chairman and Director               March 20, 1998
---------------------------
  C. William Pollard



/s/ CARLOS H. CANTU                         President and Chief Executive       March 20, 1998
---------------------------
  Carlos H. Cantu                           Officer and Director



/s/ CHARLES W. STAIR                        Vice Chairman and Director          March 20, 1998
---------------------------
 Charles W. Stair



/s/ STEVEN C. PRESTON                       Senior Vice President and           March 20, 1998
---------------------------
  Steven C. Preston                         Chief Financial Officer (Principal
                                                 Financial Officer)


/s/ DEBORAH A. O'CONNOR                     Vice President and                  March 20, 1998
-----------------------
  Deborah A. O'Connor                       Controller (Principal
                                                 Accounting Officer)


/s/ PAUL W. BEREZNY, JR.                    Director                            March 20, 1998
   Paul W. Berezny, Jr.

/s/ HENRY O. BOSWELL                        Director                            March 20, 1998
----------------------
   Henry O. Boswell



/s/ BRIAN GRIFFITHS                         Director                            March 20, 1998
   Brian Griffiths



/s/SIDNEY E. HARRIS                         Director                            March 20, 1998
   Sidney E. Harris



/s/ HERBERT P. HESS                         Director                            March 20, 1998
---------------------------
   Herbert P. Hess



/s/ MICHELE M. HUNT                         Director                            March 20, 1998
---------------------------
   Michele M. Hunt



/s/ GUNTHER H. KNOEDLER                     Director                            March 20, 1998
-----------------------
   Gunther H. Knoedler



/s/ JAMES D. McLENNAN                       Director                            March 20, 1998
----------------------
   James D. McLennan



/s/ VINCENT C. NELSON                       Director                            March 20, 1998
----------------------
   Vincent C. Nelson



/s/ DALLEN W. PETERSON                      Director                            March 20, 1998
---------------------------
   Dallen W. Peterson

/s/  STEVEN S REINEMUND                     Director                            March 20, 1998
--------------------------------
   Steven S Reinemund



/s/ PHILLIP B. ROONEY                       Vice Chairman and Director          March 20, 1998
-------------------------------
   Phillip B. Rooney



/s/ BURTON E. SORENSEN                      Director                            March 20, 1998
------------------------------------
   Burton E. Sorensen



/s/ DAVID K. WESSNER                        Director                            March 20, 1998
-------------------------------
   David K. Wessner

                                  EXHIBIT INDEX

Exhibit No.                     Description of
Exhibit

  1.1 Underwriting Agreement dated as of August 6, 1997 among The ServiceMaster Company and J.P. Morgan Securities Inc., is incorporated by reference to Exhibit 1.1 to the ServiceMaster Limited Partnership, The ServiceMaster Company Limited Partnership and ServiceMaster Incorporated of Delaware Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 28, 1997 (the "July 28, 1997 Registration Statement").

  1.2 Underwriting Agreement dated as of February 25, 1998 among The ServiceMaster Company and J.P. Morgan Securities Inc., Goldman, Sachs & Co., BancAmerica Robertson Stephens, First Chicago Capital Markets, Inc. and NationsBanc Mongtomgery Securities L.L.C. is incorporated by reference to Exhibit 1 to the Current Report on Form 8-K as filed by The ServiceMaster Company on February 27, 1998 (the "Company February 27, 1998 8-K").

  2.1 Acquisition Agreement dated December 5, 1996 by and among ServiceMaster Limited Partnership, ServiceMaster Acquisition Corporation and Barefoot Inc. is incorporated by reference to Annex A-1 to the Offering Circular/Prospectus included as part of the Registration Statement on Form S-4 as filed by ServiceMaster Limited Partnership on January 17, 1997 (SEC Registration No. 333-17759).

  2.2 Plan and Agreement of Merger dated December 5, 1996 by and among ServiceMaster Limited Partnership, ServiceMaster Acquisition Corporation and Barefoot Inc. is incorporated by reference to Annex A-2 to the Offering Circular/Prospectus included as part of the Registration Statement on Form S-4 as filed by ServiceMaster Limited Partnership on January 17, 1997 (SEC Registration No. 333-17759).

  2.3 Merger and Reorganization Agreement as amended and restated on October 3, 1997 is incorporated by reference to Exhibit 5 to the Current Report on Form 8-K as filed by ServiceMaster Limited Partnership on December 29, 1997 (the "SMLP December 29, 1997 8-K") and to Exhibit 5 to the Current Report on Form 8-K as filed by The ServiceMaster Company on Form 8-K on February 26, 1998 second of three 8-K reports filed on that date (the "Company February 26, 1998 8-K, No. 2").

  2.4 Certificate of Merger of NewSub B, Inc. into ServiceMaster Limited Partnership in accordance with Section 17-211 of the Delaware Revised Uniform Limited Partnership Act (the "Reincorporating Merger"), the filing of which was certified by the Secretary of State of the State of Delaware on December 17, 1997 and the effective date and time of which was December 26, 1997 at 11:59 P.M., Eastern Standard Time.

  2.5 Certificate of Merger of ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership with and into The ServiceMaster Company, a Delaware corporation, in accordance with the General Corporation Law of the State of Delaware, the filing of which was certified by the Secretary of State of the State of Delaware on December 18, 1997 and the effective date and time of which was January 1, 1998 at 12:01 A.M., Eastern Standard Time.

  3.1 Amended and Restated Certificate of Incorporation of The ServiceMaster Company, a Delaware corporation, as filed with the Secretary of State, State of Delaware, on November 6, 1997 is incorporated by reference to Exhibit 1 to the SMLP December 29, 1997 8-K and to Exhibit 1 to the Company February 26, 1998 8-K, No. 2.

  3.2 Bylaws of The ServiceMaster Company as adopted on November 3, 1997 are incorporated by reference to Exhibit 2 to the SMLP December
              29, 1997 8-K and to Exhibit 2 to the Company February 26, 1998 8-K, No. 2.

  4.1 Shareholder Rights Agreement between The ServiceMaster Company and the Harris Trust and Savings Bank as adopted on December 12,1997 is incorporated by reference to Exhibit 3 to the SMLP December 29, 1997 8-K and to Exhibit 3 to the Company February 26, 1998 8-K, No. 2.

  4.2 The ServiceMaster Company: Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, is incorporated by reference to Exhibit 4 to the SMLP December 29, 1997 8-K and to Exhibit 4 to the Company February 26, 1998 8-K, No. 2.

  4.3 Indenture dated as of August 15, 1997 among The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.1 to the July 28, 1997 Registration Statement.

  4.4 First Supplemental Indenture dated as of August 15, 1997 among The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank as trustee.

  4.5 Second Supplemental Indenture dated as of January 1, 1998 among The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 2 to the Current Report on Form 8-K as filed by The ServiceMaster Company on Form 8-K on February 26, 1998 first of three 8-K reports filed on that date (the "Company February 26, 1998 8-K, No. 1").

  4.6 Third Supplemental Indenture dated as of March 2, 1998 among The ServiceMaster Company and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K as filed by The ServiceMaster Company on February 27, 1998 (the "Company February 27, 1998 8-K").

4.7  Form of 6.95% Note due August 14,  2007 is  incorporated  by  reference  to
     Exhibit 4.1 to the July 28, 1997 Registration Statement.

4.8  Form of 7.45% Note due August 14,  2027 is  incorporated  by  reference  to
     Exhibit 4.2 to the July 28, 1997 Registration Statement.

4.9  Form of 7.10%  Note due  March 1,  2018 is  incorporated  by  reference  to
     Exhibit 4.1 to the Company February 27, 1998 8-K.

4.10 Form of 7.25%  Note due  March 1,  2038 is  incorporated  by  reference  to
     Exhibit 4.2 to the Company February 27, 1998 8-K.

 10.1 $300,000,000 Credit Agreement between ServiceMaster and certain Lenders dated August 31, 1995 and amendment thereto dated October 15, 1996 is incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-4 as filed by ServiceMaster Limited Partnership on January 17, 1997 (SEC Registration No. 333-17759).

10.2 $750,000,000 Five-Year Credit Agreement dated as of April 1, 1997 among The ServiceMaster Company Limited Partnership, the First National Bank of Chicago and Morgan Guaranty Trust Company.

10.3 $250,000,000 364-Day Credit Agreement dated as of April 1, 1997 among The ServiceMaster Company Limited Partnership, the First National Bank of Chicago and Morgan Guaranty Trust Company.

10.4 Form of Deferred  Directors Fee  Agreement as assumed by The  ServiceMaster
     Company in the  Reincorporating  Merger is  incorporated  by  reference  to
     Exhibit 10(c)(4) to the Annual Report on Form 10-K for the year ended December 31, 1980 as filed by ServiceMaster Limited Partnership (the "1980 10-K").

10.5 Incentive Reward Compensation Plan as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit 10(c)(6) to the 1980 10-K.

10.6 ServiceMaster Profit Sharing, Savings and Retirement Plan as assumed by The ServiceMaster Company in the Reincorporating Merger amended and restated effective January 1, 1987 is incorporated by reference to the exhibit so captioned to the Annual Report on Form 10-K for the year ended December 31, 1987 as filed by ServiceMaster Limited Partnership (the "1987 10-K").

10.7 The Terminix International Company L.P. Profit Sharing Retirement Plan (previously known as Cook International, Inc. Profit Sharing Retirement Plan) effective January 1, 1984; Amendment No. One to The Terminix International Company L.P. Profit Sharing Retirement Plan effective January 1, 1986 and April 1, 1986; Amendment No.
             Two, effective April 1, 1986; Amendment No. Three, effective January 1, 1987 and January 1, 1988; The Terminix International Company L.P. Profit Sharing Retirement Trust, all of which are incorporated by reference to Exhibit 10.15 to the 1987 10-K.

10.8 ServiceMaster 10-Plus Plan as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to
             Exhibit 4.2 to the ServiceMaster Limited Partnership Registration Statement on Form S-8 (No. 33-39148) filed with the SEC on February 26, 1991 (the "10-Plus Registration Statement").

10.9         Form of Option  Agreement  for the  ServiceMaster  10-Plus  Plan is
             incorporated   by   reference   to  Exhibit   4.3  to  the  10-Plus
             Registration Statement.

10.10 Form of Directors Deferred Fees Plan (ServiceMaster Shares Alternative) as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit
             10.18 to the Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K")

10.11 Form of Directors Deferred Fees Agreement (ServiceMaster Shares Alternative) as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit
             10.19 of the 1990 10-K.

10.12Form of ServiceMaster Deferred Fees Plan Trust is incorporated by reference to Exhibit 10.20 of the 1990 10-K.

10.13 ServiceMaster 10-Plus Plan as amended September 3, 1991 and as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K").

10.14Form of Option  Agreement  for the  ServiceMaster  10-Plus  Plan as amended
     September 3, 1991 is incorporated by reference to Exhibit 10.22 to the 1991 10-K.

10.15 ServiceMaster 1994 Non-Employee Directors Share Option Plan as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit 4.2 to the ServiceMaster Limited Partnership Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 5, 1994 (the "Directors Share Plan Registration Statement").

10.16 Form of Option Agreement for the ServiceMaster 1994 Non-Employee Director Share Option Plan is incorporated by reference to Exhibit
              4.3 to the Directors Share Plan Registration Statement.

10.17         ServiceMaster   1997   Share   Option   Plan  as  assumed  by  The
              ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31,1996 as filed by ServiceMaster Limited Partnership (the "1996 10-K").

10.18Form of Option Agreement for the ServiceMaster 1997 Share Option Plan is incorporated by reference to Exhibit 10.29 to the 1996 10-K.

10.19 ServiceMaster 1998 Equity Incentive Plan as adopted on December 11, 1997 (subject to shareholder approval) is incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Registrant's May 1, 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

10.20Form of Option Agreement for the  ServiceMaster  1998 Equity Incentive Plan
     (Non-Qualifying Stock Options)

10.21Form of Option Agreement for the  ServiceMaster  1998 Equity Incentive Plan
     (Incentive Stock Options)

10.22 ServiceMaster 1998 Non-Employee Directors Discounted Stock Option Plan as adopted on December 11, 1997 (subject to shareholder approval) is incorporated by reference to Exhibit B to the 1998 Proxy Statement.

10.23 ServiceMaster 1998 Long-Term Performance Award Plan as adopted on December 11, 1997 (subject to shareholder approval) is incorporated by reference to Exhibit C to the 1998 Proxy Statement.

11 Exhibit regarding detail of income per share computation for each of the three years ended December 31, 1997, 1996 and 1995 is incorporated by reference to the footnote on page 39 of the 1997 Annual Report (defined in Ex. 13).

13 The ServiceMaster Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report"). The parts of the 1997 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 1997 Annual Report are furnished for the information of the Commission and are not filed with this report.

21           Subsidiaries of Registrant

23           Consent of Arthur Andersen LLP

27           Financial Data Schedule (EDGAR filing only)

99.1 Amended and Restated Agreement of Limited Partnership for ServiceMaster Consumer Services Limited Partnership dated November 8, 1990 is incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K as filed by ServiceMaster Limited Partnership on November 21, 1990.

99.2 Amended and Restated Agreement of Limited Partnership of ServiceMaster Management Services Limited Partnership dated December 1991 is incorporated by reference to Exhibit 28.10 to the 1991 10-K.

99.3 Amended and Restated Agreement of Limited Partnership of ServiceMaster Consumer Services Limited Partnership effective June 30, 1992 is incorporated by reference to Exhibit 28.12 to the Annual Report on Form 10-K for the year ended December 31,1992 as filed by ServiceMaster Limited Partnership.

                                Graphics Appendix


         This appendix describes the graphics which could not be put into electronic format and which have been filed with the Securities and Exchange Commission as a paper filing.

         A Performance Graph is set forth on page 28 of the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 1, 1998 which consists of a line graph which compares the yearly percentage change in ServiceMaster's cumulative total shareholder return on its limited partner shares (computed in accordance with the Item 302(d) of Reg. S-K) with the cumulative return on the stocks of the companies within the S&P 500 Index and with the Dow Jones Consumer Services Index over the five year period from January 1, 1993 to December 31, 1997. The chart shows that ServiceMaster outperformed both indices in 1993, 1994, 1995, 1996 and 1997 by wide margins over the last four years.