Form 10-Q
period 1998-03-31
SERVICEMASTER CO
filed 1998-05-15
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          __X__  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1998

          _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 1-14762

                            THE SERVICEMASTER COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                  36-3858106
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

One ServiceMaster Way, Downers Grove, Illinois           60515-1700
(Address of principal executive offices)                 (Zip Code)

                                  630-271-1300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

Indicate the number of shares outstanding of each of the issuer's classes of shares: 187,791,968 shares as of May 7, 1998.

This document consists of 11 pages, including the cover page.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
THE SERVICEMASTER COMPANY (Registrant) -

Part I.  Financial Information
-------  ----------------------

Consolidated Statements of Income for the
   three months ended March 31, 1998 and March 31, 1997                        2

Consolidated Statements of Financial Position
   as of March 31, 1998 and December 31, 1997                                  3

Consolidated Statements of Cash Flows for the
   three months ended March 31, 1998 and March 31, 1997                        4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
   and Results of Operations                                                   7

Signature                                                                     11

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                                                           Three Months Ended
                                                                                March 31,
                                                                        1998               1997
                                                                     -----------        -----------

Operating Revenue..............................................     $    981,788      $     817,136

Operating Costs and Expenses:
Cost of services rendered
and products sold..............................................          794,797            657,145
Selling and administrative expenses............................          117,218            101,391
                                                                     -----------        -----------

Total operating costs and expenses.............................          912,015            758,536
                                                                     -----------        -----------

Operating Income...............................................           69,773             58,600

Non-operating Expense (Income):
Interest expense...............................................           24,095             10,392
Interest and investment income.................................           (3,435)            (2,567)
Minority interest..............................................                -              2,148
                                                                     -----------      -------------

Income before Income Taxes.....................................           49,113             48,627
Provision for income taxes (pro forma in 1997)(1)..............           19,843             19,645
                                                                     -----------        -----------

Net Income (pro forma in 1997)(1)..............................     $     29,270      $      28,982
                                                                     ===========        ===========

Per Share:

Basic (pro forma in 1997)(1)...................................            $ .16              $ .13
                                                                           =====              =====

Diluted (pro forma in 1997)(1).................................            $ .15              $ .13
                                                                           =====              =====

Cash Distributions Per Share...................................            $ .12          $ .11 1/3
                                                                           =====          =========


 (1) The Company converted from partnership to corporate form on December 26, 1997. Prior to the conversion, the partnership entity was not subject to federal and state income taxes, as its taxable income was allocated to the Company's shareholders. The results shown above for the period ended March
     31, 1997 have been restated to adjust the actual historical information for that period to a basis that assumes that reincorporation had occurred as of the beginning of that year. Actual net income for the period ended March
     31, 1997, as previously reported (i.e., excluding the effects of pro forma corporate income taxes), was $46,860 (basic and diluted net income per share was $.22 and $.21, respectively).

(2) Basic earnings per share are calculated based on 186,597 shares in 1998 and 216,309 shares in 1997 while diluted earnings per share are calculated based on 192,970 shares in 1998 and 224,429 shares in 1997. All share and per share data have been restated to reflect the three-for-two share split declared on May 9, 1997 and payable to shareholders of record as of June 11, 1997.

                 See Notes to Consolidated Financial Statements

                            THE SERVICEMASTER COMPANY
                  Consolidated Statements of Financial Position
                                 (In thousands)

                                                                                   As of
                                                                         March 31,       December 31,
                                                                           1998              1997
                                                                       ------------      ------------
Assets

Current Assets:
Cash and cash equivalents............................................ $      32,860   $       64,876
Marketable securities................................................        64,459           59,248
Receivables, less allowances of $31,971
   and $32,221, respectively.........................................       315,371          299,138
Inventories..........................................................        57,364           48,157
Prepaid expenses and other assets....................................       192,208          122,665
                                                                       ------------    -------------
    Total current assets.............................................       662,262          594,084
                                                                       ------------    -------------

Property and Equipment:
   At cost...........................................................       419,845          362,653
   Less:  accumulated depreciation...................................       237,076          204,383
                                                                       ------------    -------------
    Net property and equipment.......................................       182,769          158,270
                                                                       ------------    -------------

Intangible assets, primarily trade names and goodwill,
   net of accumulated amortization of $227,891
   and $218,293, respectively........................................     1,692,702        1,563,309
Notes receivable, long-term securities, and other assets.............       160,498          159,561
                                                                       ------------    -------------

    Total assets.....................................................$    2,698,231   $    2,475,224
                                                                       ============    =============


Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable.....................................................$       83,285   $       84,673
Accrued liabilities..................................................       289,605          270,667
Deferred revenues....................................................       220,501          181,298
Current portion of long-term obligations.............................        33,741           21,539
                                                                       ------------    -------------
    Total current liabilities........................................       627,132          558,177
                                                                       ------------    -------------

Long-Term Debt.......................................................     1,379,936        1,247,845
Other Long-Term Obligations..........................................       142,296          144,764
Commitments and Contingencies .......................................

Shareholders' Equity:
Common stock $0.01 par value, authorized 1 billion shares; issued
    and outstanding 187,158 and 186,629 shares, respectively.........         1,872            1,866
Additional paid-in capital...........................................       531,094          519,424
Retained earnings....................................................        72,146           65,000
Restricted stock.....................................................        (4,048)          (4,270)
Treasury stock.......................................................       (52,197)         (57,582)
                                                                       -------------   --------------
    Total shareholders' equity.......................................       548,867          524,438
                                                                       ------------    -------------
    Total liabilities and shareholders' equity.......................$    2,698,231   $    2,475,224
                                                                       ============    =============

                 See Notes to Consolidated Financial Statements

                           THE SERVICEMASTER COMPANY
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               1998            1997
                                                                          ------------      ------------

Cash and Cash Equivalents at January 1................................  $       64,876     $      72,009

Cash Flows from Operations:
Net Income............................................................          29,270            46,860
    Adjustments to reconcile net income
    to net cash provided from operations:
       Depreciation...................................................          11,639            10,972
       Amortization...................................................           9,598             7,428
       Change in working capital, net of acquisitions:
         Receivables..................................................         (12,535)          (12,403)
         Inventories and other current assets.........................         (70,791)          (65,210)
         Accounts payable.............................................          (2,394)            2,906
         Deferred revenues............................................          38,026            39,197
         Accrued liabilities..........................................           7,269              (642)
       Other, net.....................................................           2,503             1,320
                                                                         -------------      ------------
Net Cash Provided from Operations.....................................          12,585            30,428
                                                                         -------------      ------------

Cash Flows from Investing Activities:
    Business acquisitions, net of cash acquired.......................        (106,481)          (96,405)
    Property additions................................................         (23,354)          (12,970)
    Payments to sellers of acquired businesses........................          (3,757)           (1,062)
    Notes receivable and financial investments........................          (1,012)           (1,558)
    Sale of equipment and other assets ..............................              748               553
    Net purchases of investment securities............................            (639)             (763)
                                                                         --------------     -------------
Net Cash Used for Investing Activities................................        (134,495)         (112,205)
                                                                         -------------      ------------

Cash Flows from Financing Activities:
    Long-term borrowings, net.........................................         123,242           100,785
    Payments of borrowings and other obligations......................         (10,586)          (14,618)
    Distributions to shareholders and shareholders' trust.............         (22,124)          (24,815)
    Purchase of ServiceMaster shares..................................          (4,018)          (10,151)
    Proceeds from employee share option plans.........................           1,990             1,957
    Other.............................................................           1,390              (208)
                                                                         -------------      -------------
Net Cash Provided from Financing Activities...........................          89,894            52,950
                                                                         -------------      ------------

Cash Decrease during the Period.......................................         (32,016)          (28,827)
                                                                         -------------      ------------

Cash and Cash Equivalents at March 31.................................  $       32,860     $      43,182
                                                                         =============      =============

                 See Notes to Consolidated Financial Statements


                              THE SERVICEMASTER COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The consolidated financial statements include the accounts of ServiceMaster and its significant subsidiaries, collectively referred to as "the Company". Intercompany transactions and balances have been eliminated in consolidation.

Note 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. In the opinion of the Company, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of The ServiceMaster Company as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997, have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. All such costs are fully recognized within the fiscal year in which they are incurred.

Note 4: On May 9, 1997, the Company's Board of Directors declared a three-for-two share split effective June 25, 1997, for shareholders of record on June 11, 1997. All share and per share data have been restated for all periods presented to reflect this three-for-two split.

Note 5: Basic earnings per share includes no dilution from options, debentures or other financial instruments and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding.
Diluted earnings per share reflects the potential dilution of convertible securities and options to purchase common stock. The following chart reconciles both the numerator and the denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.



                                                           Three months                          Three months
                                                       ended March 31, 1998                  ended March 31, 1997
                                                 -------------------------------      ---------------------------------

                                                                                      Pro forma
(in thousands, except per share data)            Income       Shares      EPS          Income       Shares      EPS
                                                ---------    --------    ------       ---------    --------    ------

Basic earnings per share                        $  29,270     186,597    $ 0.16       $  28,982     216,309    $ 0.13
                                                                         ======                                ======
Effect of dilutive securities, net of tax:
   Options                                              -       5,941                         -       4,493
   9% Convertible debenture                             -           -                       246       3,195
   6% Convertible debenture                            32         432                        32         432
                                                ----------   --------                 ---------    --------
Diluted earnings per share                      $  29,302     192,970    $ 0.15       $  29,260     224,429    $ 0.13
                                                ==========   =========   ======       =========    ========    ======

Note 6: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 is presented in the following table. The increase in interest paid in 1998 is primarily due to overall higher debt balances relating to the WMX share repurchase in April 1997 as well as the timing of payments on the public debt.

                                                                    (In thousands)
                                                                  1998         1997
                                                               ---------    ---------
Cash paid or received for:
Interest expense............................................  $   31,910  $   11,205
Interest and dividend income................................  $    2,007  $    1,942


Note 7: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $31.3 million and $24.7 million, respectively, which included primarily net income and unrealized gains on marketable securities.

In 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and Statement of Position No. 98-5, "Reporting on the Costs of Start Up and Preoperating Activities", were issued. These statements, which must be adopted no later than January 1999, have not yet been implemented by the Company. The Company does not expect the adoption of these statements to have a material impact to the financial statements.

                              THE SERVICEMASTER COMPANY
                         MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997
-------------------------------------------------

Revenues increased 20 percent over the first quarter of 1997 to $982 million through a combination of acquisitions and solid growth from base operations. Approximately half of the growth resulted from the formation of ServiceMaster Employer Services through an acquisition of a professional employer organization in August of 1997. This service line has a significant impact on revenues and margins, because the entire payroll of the employees for whom services are provided is recognized both as revenue and operating cost. As a result, the margins are low in this business and reduce the Company's consolidated operating income margin. Operating income increased 19 percent to $69.8 million while margins decreased to 7.1 percent of revenue from 7.2 percent in 1997. Operating margins excluding Employer Services increased to 7.8 percent of revenue, reflecting improved operating efficiencies and the continued growth of the higher margin businesses. Corporate earnings per share in the first quarter were $.15 compared to pro forma corporate earnings per share of $.13 last year, an increase of 15 percent. Pro forma information presents the results of operations as if the Company had been a taxable corporation in both periods. On this same basis, net income grew one percent, from $29.0 million to $29.3 million. Net income growth was affected heavily by higher interest expense, resulting primarily from the transaction with Waste Management Inc. (WMX) in which the company repurchased WMX's 19 percent ownership interest in ServiceMaster (40.7 million shares) for $626 million on April 1, 1997. Earnings per share grew at a faster rate than net income because the transaction reduced shares outstanding significantly.

The Consumer Services' business unit achieved strong double digit increases in revenues and profits. Strong growth in all five operating companies and the addition of Rescue Rooter, an acquisition in the plumbing business, contributed to an overall 21 percent increase in segment revenues. TruGreen-ChemLawn operations started the year with excellent revenue growth and improved margins. Impressive revenue increases across service lines reflected customer count increases and favorable weather conditions. Another important development was the entry into the commercial landscape business through acquisitions of four regional companies during the quarter, which broadened the presence in the commercial sector of the market. Terminix achieved strong increases in revenues and profits and significantly improved margins reflecting favorable weather conditions and strong growth in higher margin renewal business. American Home Shield had very strong increases in both revenues and profits with double digit increases in real estate and direct to consumer sales as well as strong renewal growth. The franchise operations, Residential/Commercial and Merry Maids, achieved strong growth with encouraging results in our company owned businesses.

The Management Services business unit reported a modest increase in revenue with profits below last year. The Healthcare market achieved revenue growth although profits were lower, reflecting investments in the business and continued competitive pressures in the acute care sector of the market. Profits in the Education market increased reflecting improved margins from base business as well as the favorable effect of the elimination of costs incurred last year related to unwinding a large contract. The Business & Industry group reported modest growth in revenue and profits comparable to last year.

Cost of services rendered and products sold increased 21 percent due primarily to the addition of ServiceMaster Employer Services, as well as general business growth. Cost of services increased as a percentage of revenue to 81.0 percent from 80.4 percent in 1997. Excluding Employer Services, cost of services increased only 9 percent and decreased as a percentage of revenue to 79.6 percent. This decrease primarily reflects the changing mix of the business as Consumer Services increases in size in relationship to the overall business of the Company as well as productivity improvements and the successful integration of acquisitions at Consumer Services. The Consumer Services businesses generally operate at higher gross margin levels than the rest of the business but also incur somewhat higher selling and administrative expenses as a percentage of revenues.

Selling and administrative expenses increased 16 percent due to general business growth and acquisitions, and decreased as a percentage of revenue to 11.9% in 1998 from 12.4% in 1997. This decrease as a percentage of revenue is primarily attributable to the addition of ServiceMaster Employer Services and efficiency gains at Consumer Services, offset in part by the changing business mix of the Company noted above.

Interest expense increased over the prior year primarily due to increased debt levels associated with the repurchase of ServiceMaster shares from WMX and acquisitions. Interest and investment income increased due to gains on sale of marketable securities at American Home Shield in 1998.


FINANCIAL POSITION
------------------

Net cash provided from operations of $13 million was below the first quarter level in 1997. The decrease primarily reflects the timing of interest payments relating to the public debt issued in August of 1997, the acceleration of prepayment collections at TruGreen-ChemLawn into the fourth quarter of 1997, and the current year funding of seasonal investments for the acquired lawn care operations. Due to the seasonality of the lawn care and pest control operating cycles, the Company's working capital needs are the highest during the first quarter. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Federal taxes on the Company's earnings, while accrued in the consolidated income statement, will not have to be paid until the first quarter of 1999. At that time, the Company will be responsible for its 1998 obligation and will begin making estimated payments for 1999 as well.

Accounts and notes receivable grew over year end levels reflecting general business growth, increased seasonal activity in the Consumer Services segment, and acquisitions. Inventories also increased over year end levels as a result of normal seasonal build-ups in the pest control and lawn care businesses.

Prepaids and other assets have increased from year end because of seasonality in the lawn care business. The lawn care operation defers certain marketing costs that are incurred during the first quarter but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. Deferred revenues also grew significantly, reflecting strong growth and increases in customer prepayments for lawn care services as well as increased volume of warranty contracts written at American Home Shield.

Property  and   equipment   increased  due  to  general   business   growth  and
acquisitions. Capital expenditures grew primarily due to investments in predictive dialers at TruGreen-ChemLawn and computer system upgrades throughout the organization. The Company has no material capital commitments at this time.

Intangible assets increased from year end primarily reflecting the effect of the acquisitions, which included Rescue Rooter (a plumbing business), commercial landscape companies and other smaller Consumer Services companies.

Accrued liabilities increased from year end reflecting seasonal activity at Consumer Services. Debt levels increased due to the seasonal nature of the Company's operating cash flows, combined with the effects of acquisitions, property additions and share repurchases. The Company is a party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios and net worth. The Company is in compliance with the covenants related to these debt agreements.

In February, the Company completed a $300 million dual-tranche debt offering consisting of $150 million, 7.10 percent notes due March 1, 2018 and $150 million, 7.25 percent notes due March 1, 2038. The net proceeds were used to refinance borrowings under bank credit facilities, thereby reducing the Company's exposure to short-term interest rate fluctuations.

Total shareholders' equity increased to $549 million in 1998 from $524 million at December 31, 1997 reflecting earnings growth, as well as the shares issued for acquisitions, partially offset by distributions and treasury share repurchases. The Company continues to repurchase shares in the open market or in privately negotiated transactions pursuant to the authorization previously granted by the Board of Directors. Cash distributions paid directly to shareholders totaled $22 million or $.12 per share. The 9 percent decrease from the prior year primarily reflects the April 1997 repurchase of ServiceMaster shares from WMX offset in part by a 6 percent increase in distributions per share.

In April, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission to offer up to 10.6 million shares of common stock which included approximately 7.6 million shares to be newly issued by the Company and the remaining 3 million shares to be sold by existing shareholders. Due to strong investor demand, the selling shareholders component of the offering was increased from 3 million to 6.55 million shares, including the exercise of the over-allotment option by the underwriters. On May 11, the public offering of approximately 14.15 million shares was priced at $28.75 per share. The net proceeds to the Company after the underwriting discount and offering expenses are approximately $209 million and will be used to reduce outstanding debt under existing bank credit facilities, thereby reducing interest expense and increasing the Company's financial flexibility.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1998


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:                    /s/Steven C. Preston
                          ---------------------------------------------------
                                                    Steven C. Preston
                          Senior Vice President and Chief Financial Officer