Form 10-Q
period 1998-06-30
SERVICEMASTER CO
filed 1998-08-13
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          __X__  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1998


          _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

Indicate the number of shares outstanding of each of the issuer's classes of shares: 196,522,730 shares on August 7, 1998.

This document consists of 13 pages, including the cover page.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----

THE SERVICEMASTER COMPANY (Registrant) -

Part I.  Financial Information
-------  ---------------------

Consolidated Statements of Income for the three and
   six months ended June 30, 1998 and June 30, 1997                            2

Consolidated Statements of Financial Position
   as of June 30, 1998 and December 31, 1997                                   3

Consolidated Statements of Cash Flows for the six months
   ended June 30, 1998 and June 30, 1997                                       4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
   and Results of Operations                                                   7

Signature                                                                     12

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,

                                                  1998             1997                1998            1997
                                             -------------    -------------       -------------   -------------
Operating Revenue.........................   $   1,244,627    $   1,010,794       $   2,226,415   $   1,827,930


Operating Costs and Expenses:
Cost of services rendered
 and products sold........................         951,366          753,534           1,746,163       1,410,679
Selling and administrative expenses.......         179,466          158,823             296,684         260,214
                                             -------------    -------------       -------------    ------------
Total operating costs and expenses........       1,130,832          912,357           2,042,847       1,670,893
                                             -------------    -------------       -------------    ------------
Operating Income..........................         113,795           98,437             183,568         157,037


Non-operating Expense (Income):
Interest expense..........................          24,545           20,800              48,640          31,192
Interest and investment income............          (5,389)          (2,746)             (8,824)         (5,313)
Minority interest.........................               -            2,015                   -           4,163
                                              ------------    -------------       -------------    ------------

Income before Income Taxes................          94,639           78,368             143,752         126,995
Provision for income taxes
 (pro forma in 1997) (1)..................          38,235           31,661              58,078          51,306
                                              ------------    -------------       -------------    ------------

Net Income (pro forma in 1997) (1) .......    $     56,404    $      46,707       $      85,674    $     75,689
                                              ============    =============       =============    ============

Per Share
 Basic (pro forma in 1997) (1) (2)........          $  .30           $  .26              $  .45          $  .38
                                                    ======           ======              ======          ======
 Diluted (pro forma in 1997) (1) (2)......          $  .29           $  .25              $  .44          $  .37
                                                    ======           ======              ======          ======

 Cash Distributions ......................          $  .12        $ .11 1/3              $  .24       $ .22 2/3
                                                    ======        =========              ======       =========


On July 24, 1998, the Board of Directors of the Company declared a three-for-two share split effective August 26, 1998, for shareholders of record on August 12, 1998. The following presents the per share data restated to reflect the three-for-two share split.

Basic.....................................          $  .20           $  .17              $  .30          $  .25
                                                    ======           ======              ======          ======
Diluted...................................          $  .19           $  .16              $  .29          $  .24
                                                    ======           ======              ======          ======
Cash Distributions........................          $  .08        $ .07 1/2              $  .16          $  .15
                                                    ======        =========              ======          ======


(1) The Company converted from partnership to corporate form on December 26, 1997. The results shown above for the periods ended June 30, 1997 have been restated to adjust the actual historical information to a basis that assumes that reincorporation had occurred as of the beginning of that year. Actual net income, as previously reported (i.e., excluding the effects of pro forma federal and state income taxes), was $75,707 and $122,567 for the three months and six months ended June 30, 1997, respectively (basic and diluted net income per share were $.42 and $.40 for the three months ended, and $.62 and $.59 for the six months ended June 30, 1997, respectively).

(2) Basic earnings per share are calculated based on 191,185 shares and 181,737 shares for the three months ended June 30, 1998 and 1997, respectively and 188,667 shares and 198,927 shares for the six months ended June 30, 1998 and 1997, respectively. Diluted earnings per share are calculated based on 197,627 shares and 190,762 shares for the three months ended June 30, 1998 and 1997, respectively and 195,073 shares and 207,500 shares for the six months ended June
30, 1998 and 1997, respectively.


                 See Notes to Consolidated Financial Statements



                                       THE SERVICEMASTER COMPANY
                             Consolidated Statements of Financial Position
                                            (In thousands)


                                                                                  As of
                                                                         June 30,       December 31,
                                                                           1998             1997
                                                                       ------------    -------------
Assets

Current Assets:
Cash and cash equivalents............................................ $      52,324   $       64,876
Marketable securities................................................        65,580           59,248
Receivables, less allowances of $37,576
   and $32,221, respectively.........................................       381,345          299,138
Inventories..........................................................        55,135           48,157
Prepaid expenses and other assets....................................       179,008          122,665
                                                                       ------------    -------------
    Total current assets.............................................       733,392          594,084
                                                                       ------------    -------------

Property and Equipment:
   At cost...........................................................       432,802          362,653
   Less:  accumulated depreciation...................................       240,730          204,383
                                                                       ------------    -------------
    Net property and equipment.......................................       192,072          158,270
                                                                       ------------    -------------

Intangible assets, primarily trade names and goodwill,
   net of accumulated amortization of $241,843
   and $218,293, respectively........................................     1,724,106        1,563,309
Notes receivable, long-term securities, and other assets.............       154,650          159,561
                                                                       ------------    -------------

    Total assets..................................................... $   2,804,220   $    2,475,224
                                                                       ============    =============


Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable..................................................... $      98,943   $       84,673
Accrued liabilities..................................................       338,872          270,667
Deferred revenues....................................................       212,895          181,298
Current portion of long-term obligations.............................        30,535           21,539
                                                                       ------------    -------------
    Total current liabilities........................................       681,245          558,177
                                                                       ------------    -------------

Long-Term Debt.......................................................     1,173,159        1,247,845
Other Long-Term Obligations..........................................       129,679          144,764
Commitments and Contingencies .......................................

Shareholders' Equity:
Common stock $0.01 par value, authorized 1 billion shares; issued
    and outstanding 196,449 and 186,629 shares, respectively.........         1,964            1,866
Additional paid-in capital...........................................       742,704          519,424
Retained earnings....................................................       115,957           65,000
Restricted stock.....................................................        (3,826)          (4,270)
Treasury stock.......................................................       (36,662)         (57,582)
                                                                       ------------     ------------
    Total shareholders' equity.......................................       820,137          524,438
                                                                       ------------     ------------
    Total liabilities and shareholders' equity....................... $   2,804,220    $   2,475,224
                                                                       ============     ============


                            See Notes to Consolidated Financial Statements

                                       THE SERVICEMASTER COMPANY
                                 Consolidated Statements of Cash Flows
                                             (In thousands)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                               1998             1997
                                                                          ------------      ------------

Cash and Cash Equivalents at January 1................................  $       64,876     $      72,009

Cash Flows from Operations:
Net Income............................................................          85,674           122,567
    Adjustments to reconcile net income
    to net cash provided from operations:
       Depreciation...................................................          24,366            22,318
       Amortization...................................................          23,550            20,035
       Change in working capital, net of acquisitions:
         Receivables..................................................         (61,538)          (41,729)
         Inventories and other current assets.........................         (54,687)          (47,011)
         Accounts payable.............................................          11,197             3,635
         Deferred revenues............................................          29,682            34,473
         Accrued liabilities..........................................          48,350            (4,667)
       Other, net.....................................................             779              (451)
                                                                          ------------      ------------
Net Cash Provided from Operations.....................................         107,373           109,170
                                                                          ------------      ------------

Cash Flows from Investing Activities:
    Business acquisitions, net of cash acquired.......................        (144,053)         (103,145)
    Property additions................................................         (40,241)          (23,384)
    Payments to sellers of acquired businesses........................          (5,130)           (2,102)
    Sale of equipment and other assets ...............................           2,814             2,727
    Notes receivable and financial investments........................          (2,657)           (7,939)
    Net purchases of investment securities............................          (2,133)           (1,134)
                                                                          ------------      ------------
Net Cash Used for Investing Activities................................        (191,400)         (134,977)
                                                                          ------------      ------------

Cash Flows from Financing Activities:
    Proceeds from stock offering......................................         209,391                 -
    Payments of borrowings and other obligations......................        (293,632)         (150,170)
    Long-term borrowings, net.........................................         185,571           827,950
    Distributions to shareholders and shareholders' trust.............         (34,718)          (48,402)
    Proceeds from employee share option plans.........................           5,877             4,701
    Purchase of ServiceMaster shares..................................          (4,019)         (640,785)
    Other.............................................................           3,005              (524)
                                                                          ------------      ------------
Net Cash Provided from (used for) Financing Activities................          71,475            (7,230)
                                                                          ------------      ------------

Cash Decrease during the Period.......................................         (12,552)          (33,037)
                                                                          ------------      ------------

Cash and Cash Equivalents at June 30..................................  $       52,324     $      38,972
                                                                          ============      ============



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

Note 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. In the opinion of the Company, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of The ServiceMaster Company as of June 30, 1998 and December 31, 1997, and the results of operations for the three month and six month periods ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997 have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

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



                                                      Three months                        Three months
                                                  ended June 30, 1998                  ended June 30, 1997
                                            -------------------------------      ------------------------------


                                                                                  Pro forma
(in thousands, except per share data)         Income      Shares     EPS           Income      Shares     EPS
                                            ----------   --------   ------       ----------   --------   ------

Basic earnings per share                    $   56,404    191,185   $ 0.30       $   46,707    181,737   $ 0.26
                                                                    ======                               ======
Effect of dilutive securities, net of tax:
   Options                                           -      6,442                         -      5,398
   Convertible debentures                            -          -                       277      3,627
                                            ----------   --------                ----------   --------

Diluted earnings per share                  $   56,404    197,627   $ 0.29       $   46,984    190,762   $ 0.25
                                            ==========   ========   ======       ==========   ========   ======



                                                      Six months                           Six months
                                                  ended June 30, 1998                  ended June 30, 1997
                                            -------------------------------      ------------------------------

                                                                                  Pro forma
(in thousands, except per share data)         Income      Shares     EPS           Income      Shares     EPS
                                            ----------   --------   ------       ----------   --------   ------

Basic earnings per share                    $   85,674    188,667   $ 0.45       $   75,689    198,927   $ 0.38
                                                                    ======                               ======
Effect of dilutive securities, net of tax:
   Options                                           -      5,974                         -      4,946
   Convertible debentures                           32        432                       554      3,627
                                            ----------   --------                ----------   --------

Diluted earnings per share                  $   85,706    195,073   $ 0.44       $   76,243    207,500   $ 0.37
                                            ==========   ========   ======       ==========   ========   ======



Note 5: In the Consolidated Statements of Cash Flows and on the Balance Sheet, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 is presented in the following table. The increase in interest paid in 1998 from 1997 is primarily due to overall higher debt balances throughout the six month period (relating to the first quarter impact of the April 1997 WMX share repurchase) as well as the timing of payments on the public debt.


                                                                   (In thousands)
                                                                  1998        1997
                                                               ---------   ---------
Cash paid or received for:
Interest expense............................................  $   44,475  $   23,385
Interest and dividend income................................  $    4,268  $    3,901


Note 6: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Total comprehensive income which included primarily net income and unrealized gains on marketable securities was $54.9 million and $48.9 million for the three months ended June 30, 1998 and 1997, respectively, and $86.3 million and $73.6 million for the six months ended June 30, 1998 and 1997, respectively.

In 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and Statement of Position No. 98-5, "Reporting on the Costs of Start Up and Preoperating Activities", were issued. The Company intends to adopt these policies beginning in 1999 as required by the Statements. The Company does not expect the adoption of these statements to have a material impact to the financial statements.

In June 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company intends to adopt this Statement in January 2000 as required by the Statement. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

                              THE SERVICEMASTER COMPANY
                         MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

Revenues increased 23 percent over the second quarter of 1997 to $1.2 billion through a combination of acquisitions and solid growth from base operations. Approximately 9 percent of the growth resulted from the formation of Employer Services through an acquisition of a professional employer organization in August of 1997. Professional employer organizations provide clients with administrative processing of payroll, workers' compensation insurance, health insurance, unemployment insurance and other employee benefit plans. This service line has a significant impact on revenues and margins, because the entire payroll of the employees for whom services are provided is recognized both as revenue and operating cost. As a result, the margins are low in this business and reduce the Company's consolidated operating income margin. Operating income increased 16 percent to $113.8 million while margins decreased to 9.1 percent of revenue from 9.7 percent in 1997. Operating margins excluding Employer Services increased to 9.9 percent of revenue, reflecting improved operating efficiencies and the continued growth of the higher margin businesses. Diluted earnings per share in the second quarter were $.29 compared to pro forma diluted earnings per share of $.25 last year, an increase of 16 percent. On this same basis, net income grew 21 percent, from $46.7 million to $56.4 million. Net income grew at a faster rate than earnings per share reflecting the increase in shares outstanding resulting from the Company's equity offering in May 1998.

The Consumer Services business unit achieved double digit increases in revenues and profits. The segment's profit growth included solid double digit increases at all of the companies. Strong growth from both internal sources and acquisitions, including the Rescue Rooter plumbing business, contributed to an overall 20 percent increase in segment revenues. TruGreen-ChemLawn achieved strong revenue increases from base operations and acquisitions, as well as improved margins reflecting continued productivity improvements, cost controls and the successful integration of acquisitions. The Company has also further broadened its service lines with acquisitions of commercial landscaping companies. Terminix achieved double digit growth in revenues and profits due to excellent increases in termite completions and improved margins reflecting strong growth in the higher margin renewal business, favorable weather, and improved efficiencies. American Home Shield experienced strong momentum and very good volume increases with double digit growth in real estate and direct-to-consumer sales as well as strong renewal growth. The franchise operations, Residential/Commercial and Merry Maids, achieved good profit growth reflecting improvements in company-owned operations and cost controls. Rescue Rooter achieved very good results, reflecting increased focus on marketing and effective cost controls.

The Management Services business unit reported good revenue growth from acquisitions and internal sources but margin pressures in the healthcare businesses resulted in profits below last year. The Healthcare market achieved slight revenue growth with profits below last year due to industry pressures, investments in the business, and reduced margins in the Company's non-traditional service lines. Education reported increases in revenues and profits, resulting from improved retention and strong cost controls. The Business & Industry group reported strong growth primarily reflecting acquisitions with a solid increase in new customer contracts.

Cost of services rendered and products sold increased 26 percent primarily due to the addition of Employer Services, which carries a lower gross margin level than the rest of the business, as well as general business growth. Cost of services increased as a percentage of revenue to 76.4 percent in 1998 from 74.5 percent in 1997.

Selling and administrative expenses increased 13 percent due to general business growth and acquisitions, and decreased as a percentage of revenue to 14.4 percent in 1998 from 15.7 percent in 1997. This decrease as a percentage of revenue is primarily attributable to the addition of Employer Services, which incurs lower levels of selling and administrative expenses as a percentage of revenue, as well as efficiency gains at Consumer Services.

Interest expense increased over the prior year primarily due to increased debt levels associated with acquisitions and higher rates. Interest and investment income increased due to growth in and strong returns from the investment portfolio at American Home Shield as well as gains realized on sales of marketable securities.

SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO JUNE 30, 1997

Revenues for the six months increased 22 percent over 1997 to $2.2 billion reflecting solid internal growth and the effect of acquisitions. As discussed in the three months comparison, a significant amount of the growth (9 percent) resulted from the newly acquired professional employer organization. Operating income increased 17 percent to $183.6 million while margins decreased to 8.2 percent of revenue from 8.6 percent in 1997. Operating margins excluding Employer Services increased to 9.0 percent of revenue, reflecting strong growth of our higher margin businesses, productivity improvements and the successful integration of acquisitions. Diluted earnings per share for the six months were $.44 compared to pro forma diluted earnings per share of $.37 last year, an increase of 19 percent. On this same basis, net income grew 13 percent, from $75.7 million to $85.7 million. Earnings per share grew at a faster rate than net income primarily due to higher interest expense and a lower number of shares outstanding related to the Company's repurchase of ServiceMaster shares from Waste Management Inc. (WMX) in April 1997, partially offset by the Company's equity offering in May 1998.

The Consumer Services business unit continued to achieve double digit increases in revenue and profits reflecting good base business growth and acquisitions. TruGreen-ChemLawn realized double digit increases in revenue and profit during the first six months of the year reflecting solid customer count increases, accelerated production due to favorable weather conditions and the entry into the commercial landscape business through acquisitions of regional companies. Strong revenue and profit growth at the Terminix operations were a result of excellent growth in termite completions and renewals as well as margin improvements reflecting improved efficiencies and favorable weather conditions. American Home Shield reported double digit increases in revenue and profit with strong increases in real estate sales and direct-to -consumer sales. Residential/Commercial and Merry Maids reported good profit growth for the six months as a result of operational improvements and cost controls. Rescue Rooter performed well, reflecting marketing and productivity initiatives.

The Management Services business unit reported revenue growth for the six months primarily related to acquisitions as well as modest base business growth. Profits for the six months were below the prior year level as increases in the Education and Business & Industry markets were offset by reduced profitability in the Healthcare market. For the six months, the Healthcare market achieved good revenue growth with profits reduced from last year reflecting increased pressures in the industry, more investments in the business compared to 1997 and profitability declines in non-traditional service lines. The Education market achieved strong profit growth due to better retention as well as the favorable effect of the elimination of costs incurred last year related to unwinding a large contract. The Business & Industry group reported strong revenue and profit growth compared to last year primarily reflecting acquisitions with improved sales and customer retention in the base business.

Cost of services rendered and products sold increased 24 percent primarily due to the addition of Employer Services, as well as general business growth. Cost of services increased as a percentage of revenue to 78.4 percent in 1998 from
77.2 percent in 1997. Excluding Employer Services, cost of services increased 12 percent and decreased as a percentage of revenue to 77.0 percent. This decrease primarily reflects the changing mix of the business as Consumer Services increases in size in relationship to the overall business of the Company. The Consumer Services businesses generally operates at higher gross margin levels than the rest of the business but also incur somewhat higher selling and administrative expenses as a percentage of revenue.

Selling and administrative expenses increased 14 percent due to general business growth and acquisitions and decreased as a percentage of revenue to 13.3 percent in 1998 from 14.2 percent in 1997. This decrease as a percentage of revenue is primarily attributable to the addition of Employer Services and the efficiency gains at Consumer Services, offset in part by the changing business mix of the Company noted above.

Interest expense increased over the prior year primarily due to increased debt outstanding throughout the six months relating to the repurchase of ServiceMaster shares held by WMX and acquisitions. Interest and investment income increased due to growth in the investment portfolio at American Home Shield, as well as gains realized on sales of marketable securities.

FINANCIAL POSITION

Net cash provided from operations of $107.4 million represents a slight decrease compared to the first six months of 1997, reflecting the timing of certain items. The decline was primarily due to the acceleration of customer prepayments at TruGreen-ChemLawn into the fourth quarter of 1997 due to a successful pre-season selling campaign and the current year funding of early seasonal investments for the acquired lawn care operations. Due to the seasonality of the lawn care and pest control operating cycles, the Company's working capital needs are higher during the first half of the year than in the second half, with a corresponding impact on funds provided from operations. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Company.

Federal taxes on the Company's earnings, while accrued in the consolidated income statement, will not have to be paid until the first quarter of 1999. At that time, the Company will be responsible for its 1998 obligation and will begin making estimated payments for 1999 as well. In addition, a large portion of the tax expense will be deferred for a longer period due to the significant timing differences between book and tax basis. Since the Company is able to defer its 1998 tax payment, the cash flow is fairly comparable to last year when the Company was in partnership form and paid no federal taxes.

In the second quarter, the Company filed a Form S-3 Registration Statement,  and
14.15 million Company shares were sold at $28.75 per share. This included approximately 7.6 million of newly issued shares from the Company and 6.55 million shares sold by existing shareholders. The net proceeds to the Company, after the underwriting discount and offering expenses, was approximately $209 million and was used to reduce outstanding debt under existing bank credit facilities.

The increase in accounts and notes receivable over year end levels reflects general business growth, increased seasonal build-ups in the Consumer Services segment, and acquisitions. The increase in inventories is a result of normal seasonal build-ups in the pest control and lawn care businesses.

Prepaids and other assets have increased from year end because of seasonality in the lawn care business. The lawn care operation defers certain marketing costs that are incurred during the first six months but are directly associated with revenues that are realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. In addition, prepaid expenses have also increased due to the deferral of contract acquisition costs at American Home Shield which have grown as a result of the increased volume of warranty contracts written. Deferred revenues also increased significantly, reflecting strong growth and increases in customer prepayments for lawn care services, as well as warranty contracts.

Property  and   equipment   increased  due  to  general   business   growth  and
acquisitions. Capital expenditures grew primarily due to investments in automatic dialers at TruGreen-ChemLawn and computer system upgrades throughout the organization. The Company has no material commitments at this time.

Intangible assets increased from year end primarily reflecting the effect of acquisitions, which included Rescue Rooter, commercial landscape companies and other smaller Consumer Services and Management Services companies.

Accrued liabilities increased from year end reflecting seasonal activity at Consumer Services and an increase in income taxes payable. The tax liability represents taxes payable on 1998 earnings which payment has been deferred until first quarter 1999.
                                       10

Debt levels decreased reflecting the use of proceeds from the equity offering to pay down debt offset in part by acquisitions, capital spending and distributions. The Company is a party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios and net worth. The Company is in compliance with the covenants related to these debt agreements.

Total shareholders' equity increased to $820.1 million in 1998 from $524.4 million at December 31, 1997 reflecting the equity offering, strong growth in earnings and shares issued for acquisitions which were partially offset by shareholder distributions. Cash distributions paid directly to shareholders for the six months ended June 30, 1998, totaled $45 million or $.24 per share. Total cash distributions paid to shareholders was consistent with the prior year primarily reflecting a 6 percent increase in per share distributions offset by the April 1997 repurchase of ServiceMaster shares from WMX.

On July 23, 1998, the Company filed a Form S-1 Shelf Registration Statement with the Securities and Exchange Commission to issue up to 3.5 million shares of common stock in connection with the completion of future acquisitions.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1998


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:          /s/Steven C. Preston
                          -------------------------------------------------
                                          Steven C. Preston
                          Executive Vice President and Chief Financial Officer