Form 10-Q
period 1998-09-30
SERVICEMASTER CO
filed 1998-11-16
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         __X__   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____.

Indicate the number of shares outstanding of each of the issuer's classes of shares: 297,306,636 shares on November 6, 1998.

This document consists of 18 pages, including the cover page.

                                  TABLE OF CONTENTS


THE SERVICEMASTER COMPANY (Registrant) -



                                                                            Page
                                                                             No.
                                                                            ----
Part I.  Financial Information
-------  ---------------------

Consolidated Statements of Income for the three and
   nine months ended September 30, 1998 and September 30, 1997                 2

Consolidated Statements of Financial Position
   as of September 30, 1998 and December 31, 1997                              3

Consolidated Statements of Cash Flows for the nine months
   ended September 30, 1998 and September 30, 1997                             4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
   and Results of Operations                                                   7



Part II.  Other Information
--------  -----------------

Item 1:  Legal Proceedings                                                    15

Item 5:  Other Information
         Acquisition of LandCare USA                                          15


Signature                                                                     17


                                            PART I. FINANCIAL INFORMATION

                                              THE SERVICEMASTER COMPANY
                                          Consolidated Statements of Income
                                        (In thousands, except per share data)


                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,

                                                    1998             1997                1998             1997
                                                    ----             ----                ----             ----
Operating Revenue...........................     $ 1,273,093      $ 1,090,114         $ 3,499,508      $ 2,918,044

Operating Costs and Expenses:
Cost of services rendered
 and products sold..........................         956,375          832,665           2,702,538        2,243,344
Selling and administrative expenses.........         202,870          159,434             499,554          419,648
                                                 -----------      -----------         -----------      -----------
Total operating costs and expenses..........       1,159,245          992,099           3,202,092        2,662,992
                                                 -----------      -----------         -----------      -----------


Operating Income............................         113,848           98,015             297,416          255,052

Non-operating Expense (Income):
Interest expense............................          22,404           22,566              71,044           53,758
Interest and investment income..............          (3,092)          (5,096)            (11,916)         (10,409)
Minority interest...........................               -            2,033                   -            6,196
                                                 -----------      -----------         -----------      -----------


Income before Income Taxes..................          94,536           78,512             238,288          205,507
Provision for income taxes
 (pro forma in 1997) (1)....................          38,184           31,719              96,262           83,025
                                                 -----------      -----------         -----------      -----------

Net Income (pro forma in 1997) (1)..........     $    56,352      $    46,793         $   142,026      $   122,482
                                                 ===========      ===========         ===========      ===========

Per Share (1) (2) (3)
 Basic (pro forma in 1997)..................            $.19             $.17                $.49             $.42
                                                        ====             ====                ====             ====
 Diluted (pro forma in 1997)................            $.19             $.16                $.48             $.41
                                                        ====             ====                ====             ====

Cash Distributions (3)......................            $.08             $.08                $.24        $ .23 1/8
                                                        ====             ====                ====        =========



(1) The Company converted from partnership to corporate form on December 26, 1997. The results shown above for the periods ended September 30, 1997 have been restated to adjust the actual historical information to a basis that assumes that reincorporation had occurred as of the beginning of that year. Actual net income, as previously reported (i.e., excluding the effects of pro forma federal and state income taxes), was $75,759 and $198,326 for the three months and nine months ended September 30, 1997, respectively (basic and diluted net income per share were $.28 and $.26 for the three months ended, and $.68 and $.66 for the nine months ended September 30, 1997, respectively).

(2) Basic earnings per share are calculated based on 294,686 shares and 273,061 shares for the three months ended September 30, 1998 and 1997, respectively and 286,938 shares and 289,855 shares for the nine months ended September 30, 1998 and 1997, respectively. Diluted earnings per share are calculated based on 304,464 shares and 287,876 shares for the three months ended September 30, 1998 and 1997, respectively and 296,603 shares and 303,366 shares for the nine months ended September 30, 1998 and 1997, respectively.

(3) On July 24, 1998, the Board of Directors of the Company declared a three-for-two share split effective August 26, 1998, for shareholders of record on August 12, 1998. All shares and per share data have been restated for all periods presented to reflect the three-for-two share split.


                 See Notes to Consolidated Financial Statements



                                       THE SERVICEMASTER COMPANY
                             Consolidated Statements of Financial Position
                                            (In thousands)

                                                                                   As of
                                                                      September 30,      December 31,
                                                                            1998             1997
                                                                      --------------    -------------
Assets

Current Assets:
Cash and cash equivalents............................................ $      56,708   $       64,876
Marketable securities................................................        58,808           59,248
Receivables, less allowances of $33,377
 and $32,221, respectively...........................................       399,540          299,138
Inventories..........................................................        49,950           48,157
Prepaid expenses and other assets....................................       137,194          122,665
                                                                       ------------    -------------
    Total current assets.............................................       702,200          594,084
                                                                       ------------    -------------

Property and Equipment:
 At cost.............................................................       427,994          362,653
 Less:  accumulated depreciation.....................................       226,048          204,383
                                                                       ------------    -------------
    Net property and equipment.......................................       201,946          158,270
                                                                       ------------    -------------

Intangible assets, primarily trade names and goodwill,
 net of accumulated amortization of $258,658
 and $218,293, respectively..........................................     1,822,088        1,563,309
Notes receivable, long-term securities, and other assets.............       157,230          159,561
                                                                       ------------    -------------

    Total assets..................................................... $   2,883,464   $    2,475,224
                                                                       ============    =============


Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable..................................................... $      98,662   $       84,673
Accrued liabilities..................................................       342,781          270,667
Deferred revenues....................................................       186,898          181,298
Current portion of long-term obligations.............................        46,213           21,539
                                                                       ------------    -------------
    Total current liabilities........................................       674,554          558,177
                                                                       ------------    -------------

Long-Term Debt.......................................................     1,177,334        1,247,845
Other Long-Term Obligations..........................................       129,589          144,764
Commitments and Contingencies .......................................

Shareholders' Equity:
Common stock $0.01 par value, authorized 1 billion shares; issued
 and outstanding 296,902 and 279,944 shares, respectively............         2,969            2,799
Additional paid-in capital...........................................       784,124          518,491
Retained earnings....................................................       148,710           65,000
Restricted stock.....................................................        (3,604)          (4,270)
Treasury stock.......................................................       (30,212)         (57,582)
                                                                       ------------    -------------
    Total shareholders' equity.......................................       901,987          524,438
                                                                       ------------    -------------

    Total liabilities and shareholders' equity....................... $   2,883,464   $    2,475,224
                                                                       ============    =============


                           See Notes to Consolidated Financial Statements


                                       THE SERVICEMASTER COMPANY
                                 Consolidated Statements of Cash Flows
                                             (In thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              1998              1997
                                                                          ------------      ------------

Cash and Cash Equivalents at January 1................................  $       64,876     $      72,009

Cash Flows from Operations:
Net Income............................................................         142,026           198,326
    Adjustments to reconcile net income
    to net cash provided from operations:
       Depreciation...................................................          38,772            33,899
       Amortization...................................................          40,365            35,939
       Change in working capital, net of acquisitions:
         Receivables..................................................         (84,901)          (44,306)
         Inventories and other current assets.........................          (8,011)          (18,332)
         Accounts payable.............................................           9,527            (1,595)
         Deferred revenues............................................           3,380            10,983
         Accrued liabilities and taxes................................          67,586            18,901
       Other, net.....................................................          (3,127)             (652)
                                                                         -------------      ------------
Net Cash Provided from Operations.....................................         205,617           233,163
                                                                         -------------      ------------

Cash Flows from Investing Activities:
    Business acquisitions, net of cash acquired.......................        (171,640)         (184,608)
    Property additions................................................         (58,921)          (39,480)
    Payments to sellers of acquired businesses........................          (7,830)           (3,306)
    Net purchases of investment securities...........................           (5,802)           (4,088)
    Notes receivable and financial investments........................          (3,920)          (10,855)
    Sale of equipment and other assets................................           3,775             3,197
                                                                         -------------      ------------
Net Cash Used for Investing Activities................................        (244,338)         (239,140)
                                                                         -------------      ------------

Cash Flows from Financing Activities:
    Proceeds from stock offering......................................         208,770                 -
    Payments of borrowings and other obligations......................        (373,727)          (47,876)
    Borrowings, net...................................................         253,567           771,386
    Distributions to shareholders and shareholders' trust.............         (58,316)          (93,520)
    Proceeds from employee share option plans.........................           7,302             6,101
    Purchase of ServiceMaster shares..................................         (12,237)         (646,876)
    Other.............................................................           5,194              (542)
                                                                         -------------      ------------
Net Cash Provided from (Used for) Financing Activities................          30,553           (11,327)
                                                                         -------------      ------------

Cash Decrease during the Period.......................................          (8,168)          (17,304)
                                                                         -------------      ------------

Cash and Cash Equivalents at September 30.............................  $       56,708     $      54,705
                                                                         =============      ============


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

Note 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. In the opinion of the Company, all adjustments necessary to present fairly the financial position of The ServiceMaster Company as of September 30, 1998 and December 31, 1997, and the results of operations for the three month and nine month periods ended September 30, 1998 and 1997, and the cash flows for the nine months ended
September 30, 1998 and 1997, have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. All such costs are fully recognized within the fiscal year in which they are incurred.

Note 4: On July 24, 1998, the Company's Board of Directors declared a three-for two share split effective August 26, 1998, for shareholders of record on August 12, 1998. All share and per share data have been restated for all periods presented to reflect this three-for two split.

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



                                                          Three months                        Three months
                                                    ended September 30, 1998            ended September 30, 1997
                                                --------------------------------    --------------------------------

                                                                                     Pro forma
(in thousands, except per share data)              Income      Shares     EPS         Income       Shares     EPS
                                                   ------      ------     ---        ---------     ------     ---
Basic earnings per share                          $ 56,352     294,686   $ 0.19       $ 46,793     273,061   $ 0.17
                                                                         ======                              ======
Effect of dilutive securities, net of tax:
   Options                                                       9,778                               9,374
   Convertible debentures                                                                  277       5,441
                                                ----------   ---------              ----------   ---------
Diluted earnings per share                        $ 56,352     304,464   $ 0.19       $ 47,070     287,876   $ 0.16
                                                ==========   =========   ======     ==========   =========   ======

                                                             Nine months                             Nine months
                                                      ended September 30, 1998                ended September 30, 1997
                                                 -----------------------------------      --------------------------------

                                                                                           Pro forma
(in thousands, except per share data)                Income        Shares      EPS          Income        Shares     EPS
                                                     ------        ------      ---         ---------      ------     ---
Basic earnings per share                            $ 142,026      286,938    $ 0.49        $ 122,482     289,855   $ 0.42
                                                                              ======                                ======
Effect of dilutive securities, net of tax:
 Options                                                             9,423                                  8,070
 Convertible debentures                                    32          242                        831       5,441
                                                 ------------   ----------                -----------   ---------
Diluted earnings per share                          $ 142,058      296,603    $ 0.48        $ 123,313     303,366   $ 0.41
                                                 ============   ==========   =======      ===========   =========   ======



Note 6: In the Consolidated Statements of Cash Flows and on the Balance Sheet, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 is presented in the following table. The increase in interest paid in 1998 from 1997 is primarily due to overall higher debt balances throughout the nine month period (relating to the first quarter impact of the April 1997 WMX share repurchase) as well as the timing of payments on the public debt. The cash paid increase was greater than the growth in interest expense recognized in the income statement. This disparity represented the change in timing of payments and is reflected in the change of working capital in the cash flow statement. Immaterial amounts of taxes were paid in the nine months ended September 30, 1998 and 1997 due to the Company's partnership status in 1997 and a one year deferral of tax payments in 1998.


                                                                   (In thousands)
                                                                  1998        1997
                                                               ----------  ----------
Cash paid or received for:
Interest expense............................................  $   78,995  $   46,577
Interest and dividend income................................  $    6,597  $    6,117



Note 7: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Total comprehensive income which included primarily net income and unrealized gains on marketable securities was $52.6 million and $49.1 million for the three months ended September 30, 1998 and 1997, respectively, and $138.9 million and $122.7 million for the nine months ended September 30, 1998 and 1997, respectively.

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

                              THE SERVICEMASTER COMPANY
                         MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997
-------------------------------------------------

Revenues increased 17 percent to $1.3 billion in the third quarter of 1998, through a combination of acquisitions and solid growth from base operations. Approximately 8 percent of the revenue increase resulted from internal growth and small rollup acquisitions in existing service lines, primarily lawn care and pest control, with another 6 percent coming from platform and other acquisitions in plumbing and landscaping. The remaining 3 percent of the revenue growth represented the formation of ServiceMaster Employer Services through an acquisition of a professional employer organization in August of 1997. This service line has a significant impact on revenues and margins, because the entire payroll of the employees for whom services are provided is recognized both as revenue and operating cost. As a result, the margins are low in this business and reduce the Company's consolidated operating income margin. Operating income increased 16 percent to $113.8 million while margins decreased to 8.9 percent of revenue from 9.0 percent in 1997. Operating margins excluding Employer Services increased to 9.7 percent of revenue from 9.5 percent in 1997, reflecting improved operating efficiencies and the continued growth of the higher margin businesses. Third quarter diluted earnings per share increased 19 percent to $.19 compared to pro forma diluted earnings per share of $.16 for 1997. On this same basis, net income grew 20 percent, from $46.8 million to $56.4 million. Net income grew at a slightly faster rate than earnings per share due to an increase in shares outstanding resulting from the Company's equity offering in May 1998.

The Consumer Services business unit achieved strong double digit increases in revenues and profits with good growth reflected at all of the companies. Strong growth from both internal sources and acquisitions, including the commercial landscape businesses and the Rescue Rooter plumbing business, contributed to an overall 19 percent increase in revenues. TruGreen-ChemLawn achieved revenue and profit growth reflecting solid increases in customer counts and the integration of the commercial landscape acquisitions. Severe weather conditions in many regions of the country resulted in some production revenues being deferred into the fourth quarter along with the recognition of certain deferred seasonal expenses. In August, the Company acquired Ruppert Landscape Company, one of the largest commercial landscaping companies. On November 2, the Company announced a definitive agreement to purchase LandCare USA which the Company believes, when combined with TruGreen-ChemLawn's existing landscape operations, will create the largest commercial landscape company in America. This acquisition, which is subject to the approval of a majority of LandCare's shareholders, is expected to be completed by the end of the first quarter of 1999 and will provide TruGreen-ChemLawn with opportunities to broaden its service capabilities, expand market opportunity and develop strong geographic footholds in major cities across America. Terminix achieved strong double digit growth in revenues and profits reflecting excellent growth in termite completions which benefited from favorable weather conditions, strong growth in the higher margin renewal business, and double digit growth in pest control revenue. On October 12, the Company announced the acquisition of the pest control business of National Britannia. The acquisition of National Britannia, which is the third largest pest control company in the United Kingdom, further strengthens the Company's ability to grow and develop its Terminix business in Europe and continues the strategy of the enterprise to expand its global presence. American Home Shield continued to experience strong momentum and very good volume increases with double digit growth in real estate sales, direct to consumer sales, and renewals. This volume increase was partially affected by increased service orders relating to expensive air conditioning repairs due to the extreme heat experienced in many parts of the country. Residential/Commercial and Merry
Maids, the franchise operations, achieved strong profit growth reflecting continued margin improvements in company-owned operations and strong cost controls. Rescue Rooter achieved good results reflecting strong growth from internal sources and the benefits of marketing and productivity improvements.

Traditional Management Services, excluding Diversified Health Services, reported solid revenue growth from acquisitions and internal sources and a slight increase in profits. The traditional Healthcare market had revenues consistent with last year but lower profits due to industry pressures which continue to affect the margins in the acute care sector of the business. Education achieved increases in revenues and profits resulting from improved customer retention, increased contract margins and good cost controls. The Business & Industry group reported strong growth in revenues and profits reflecting solid increases in automotive services and the successful integration of acquisitions.

The Diversified Health Services businesses reported a decrease in profits primarily due to operating losses in the home health care business. Changes in government reimbursement programs have negatively impacted home health care as well as other Diversified Health Services businesses. During the quarter, the Company wrote down certain assets in Diversified Health Services against previously established reserves which included $5 million relating to the home health business. The Company is currently reviewing its long-term strategic objectives with respect to home health care and intends to finalize this review by the end of the year. The Company's investment in the home health business is approximately $30 million.

Cost of services rendered and products sold increased 15 percent due to general business growth, but decreased as a percentage of revenue to 75.1 percent in 1998 from 76.4 percent in 1997. This decrease primarily reflects the changing mix of the business as Consumer Services increases in size in relationship to the overall business of the Company as well as productivity improvements and the successful integration of acquisitions at Consumer Services. The Consumer Services companies generally operate at higher gross margin levels than the other businesses but also incur somewhat higher selling and administrative expenses as a percentage of revenues.

Selling and administrative expenses increased 27 percent due to general business growth and increased as a percentage of revenue to 15.9 percent in 1998 from
14.6 percent in 1997. This increase as a percentage of revenue is primarily due to the changing mix of the company noted above.

Interest and investment income decreased reflecting a gain in 1997 on an international joint venture.

NINE MONTHS 1998 COMPARED TO NINE MONTHS 1997
---------------------------------------------

Revenues for the nine months increased 20 percent to $3.5 billion over 1997 due to acquisitions and growth in base operations. Approximately 5 percent of the revenue increase resulted from platform acquisitions with another 8 percent reflecting internal growth and small rollups in existing service lines. The remaining 7 percent of revenue growth resulted from the newly acquired professional employer organization. Operating income increased 17 percent to $297.4 million while margins decreased to 8.5 percent of revenue from 8.7 percent in 1997. Operating margins excluding Employer Services increased to 9.2 percent of revenue from 8.9 percent in 1997, reflecting continued growth of higher margin businesses, productivity improvements and the successful integration of acquisitions. Diluted earnings per share for the nine months increased 17 percent to $.48 compared to pro forma diluted earnings per share of $.41 for 1997. On this same basis, net income grew 16 percent, to $142.0 million from $122.5 million.

The Consumer Services business unit achieved a 20 percent increase in revenue and excellent profit growth reflecting good growth at all of the companies. TruGreen-ChemLawn reported double digit increases in revenues and profits reflecting solid base business growth and the entry into the commercial landscape market. As a result of the extreme heat during the summer months, some production was deferred into the fourth quarter as well as the recognition of certain deferred seasonal expenses. Terminix reported strong growth in revenues and profits reflecting double digit increases in all areas of the business, including termite completions, termite renewals and pest control as well as margin improvements from increased efficiencies and favorable weather. Growth in initial termite treatments was supported by strong customer acceptance of the non-invasive baiting treatment system. American Home Shield reported excellent volume growth with double digit increases in real estate sales, direct to consumer sales, and renewals. Residential/Commercial and Merry Maids achieved good revenue growth and strong increases in profits despite an extremely tight labor market, reflecting operational improvements and strong cost controls. Rescue Rooter achieved good results with strong increases from internal sources and improving margins.

Traditional Management Services, excluding Diversified Health Services, reported revenue growth primarily related to acquisitions as well as modest base business increases. Profits for the nine months were below the prior year level as increases in Education and Business & Industry were offset by reduced profitability in the Healthcare market. The traditional Healthcare market reported a slight decline in revenues with lower profits than last year due to continued industry pressures resulting in reduced margins and increased investments in the business. Education achieved strong profit growth due to increased sales, improvements in retention and the favorable effect of eliminating costs incurred last year related to unwinding a large contract. The Business & Industry group reported strong revenue growth primarily reflecting acquisitions with improved contract sales in the base business.

For the nine months, Diversified Health Services reported profits below last year primarily reflecting operating losses in the home health care business. Changes in Medicare reimbursement levels have significantly impacted the operating results of the home health operations as well as other Diversified Health

Services lines. In light of these government changes and the industry transition, the Company is reviewing its long-term strategic objectives with respect to home health care in the fourth quarter. The Company's investment in the home health business is approximately $30 million.

Cost of services rendered and products sold increased 20 percent due to general business growth and the addition of Employer Services. Cost of services increased as a percentage of revenue to 77.2 percent in 1998 from 76.9 percent in 1997. Excluding Employer Services, cost of services increased 12 percent and decreased as a percentage of revenue to 75.8 from 76.5 in 1997. This decrease primarily reflects the changing mix of the business as Consumer Services becomes a greater percentage of the overall business of the Company as well as productivity improvements and the successful integration of acquisitions.

Selling and administrative expenses increased 19 percent due to general business growth and acquisitions and slightly decreased as a percent of revenue to 14.3 percent from 14.4 percent.

Interest expense increased as compared to prior year primarily due to increased debt outstanding throughout the nine months relating to the repurchase of ServiceMaster shares held by WMX and acquisitions partially offset by the issuance of shares in the May public offering. Interest and investment income increased due to the growth in the investment portfolio of American Home Shield and recognized gains on sales of marketable securities partially offset by a gain in 1997 on an international joint venture.

FINANCIAL POSITION
------------------

Net cash provided from operations of $205.6 million represents a slight decrease compared to the first nine months of 1997, reflecting the timing of certain items. Federal taxes on the Company's earnings, while accrued in the consolidated income statement will not have to be paid until the first quarter of 1999. At that time, the Company will be responsible for its 1998 obligation and will begin making estimated payments for 1999 as well. Some of the tax expense will be deferred for a longer period of time due to the significant timing differences between book and tax basis.

Since the Company is able to defer its 1998 tax payment, the cash flow is comparable to last year when the Company was in partnership form and paid an immaterial amount of federal taxes. The decline in cash from operations was primarily due to the acceleration of customer prepayments at TruGreen-ChemLawn into the fourth quarter of 1997 due to a successful pre-season selling campaign and the current year funding of early seasonal investments for the acquired lawn care operations, which the Company did not incur in 1997. In addition, cash from operations for the nine months was negatively impacted by the timing of semi-annual interest payments reflecting the refinancing of debt in late 1997. In addition to the interest payments, there were other timing issues relating to certain large expense items, such as advertising and payroll tax payments and the recognition of certain deferred expenses in TruGreen-ChemLawn. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Company.

The increase in accounts and notes receivable over year end levels reflects general business growth, increased seasonal build-ups in the Consumer Services segment, and acquisitions. The increase in inventories is a result of normal seasonal build-ups in the pest control and lawn care businesses.

Prepaids and other assets have increased from year end because of seasonality in the lawn care and pest control businesses. The lawn care operation defers certain marketing costs that are incurred early in the year but are directly associated with revenues that are realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. In addition, prepaid expenses have also increased due to the deferral of contract acquisition costs at American Home Shield which have grown as a result of the increased volume of warranty contracts written. Deferred revenues also increased reflecting the strong growth in warranty contracts written at American Home Shield.

Property and equipment increased due to general business growth and acquisitions. Capital expenditures grew primarily due to growth in the business and investments in computer system/technology upgrades throughout the organization including automatic dialers at TruGreen-ChemLawn. The Company has no material commitments at this time.

Intangible assets increased from year end primarily reflecting the impact of acquisitions, which included Rescue Rooter, Ruppert Landscape Company and several other commercial landscape companies and other smaller Consumer and Management Services companies. Through the nine months, approximately $323 million of companies were purchased with $172 million representing cash consideration and the remaining amount representing shares issued and seller financed debt.

Accrued liabilities increased from year end reflecting seasonal activity at Consumer Services and an increase in income taxes payable. The tax liability represents taxes payable on 1998 earnings for which payment has been deferred until first quarter 1999.

Debt levels decreased reflecting the use of proceeds from the equity offering to pay down debt offset in part by acquisitions and capital spending. The Company is a party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios and net worth. The Company is in compliance with the covenants related to these debt agreements.

Total shareholders' equity increased to $902.0 million in 1998 from $524.4 million at December 31, 1997 reflecting the public equity offering, strong growth in earnings and shares issued for acquisitions, which were partially offset by shareholder distributions and share repurchases. The equity offering was completed in the second quarter and resulted in the sale of approximately 21 million shares (11 million of newly issued shares and 10 million of shares sold by existing shareholders) at $19.17 a share. The net proceeds to the Company was approximately $209 million and was used to reduce outstanding debt.

Cash distributions paid directly to shareholders for the nine months ended September 30, 1998, totaled $69 million or $.24 per share. Total cash distributions paid to shareholders was consistent with the prior year primarily reflecting a 4 percent increase in per share distributions offset by the April 1997 repurchase of ServiceMaster shares from WMX. In 1997 total distributions included payments to the shareholder trust of $25 million while in 1998 a tax refund was recorded related to the final trust tax filing which reduced reported distributions by $10 million.

YEAR 2000 STATUS
----------------

Year 2000 Compliance. Certain computer programs use two digits rather than four to define the applicable year and consequently may not function properly beyond the year 1999 unless they are remediated. In addition, some computer programs are unable to recognize the year 2000 as a leap year. These problems may also exist in chips embedded in various types of equipment. The Company has long been aware of this Year 2000 (Y2K) problem. The Company is dealing with the Y2K problem in part through system upgrades, which were planned to occur in the normal course of business. In other cases, the Company has put programs into place which the Company believes will result in the completion of necessary remediation efforts prior to the year 2000.

State of Readiness. The Company has initiated a program (the "Y2K program") to address Y2K issues as they affect the Company's information technology (IT) systems, electronic data interfaces and its non-IT hardware. The Y2K program was set up to use the following steps as appropriate: inventory - assessment - planning - renovation - testing - implementation. In addition, the program calls for inquiries of the Company's major suppliers of goods and services to determine their Y2K status and a review of the Company's relationships with its customers to determine if the Company has any responsibility for the status of the customers' IT and/or non-IT systems and hardware.

In 1998, the Company began to monitor its progress on the Y2K program on a consolidated basis and completed an inventory which covered both IT and non-IT items for all operating companies and administrative units within the ServiceMaster enterprise. All items in the inventory were placed in one of four categories: mission critical, critical, important and ordinary within the context of the operating company or administrative unit involved. (A "mission critical" or "critical" designation for an item within an operating company or administrative unit does not necessarily hold the same level of criticality from the perspective of the entire ServiceMaster enterprise).

Remediation plans have been developed for the mission critical and critical matters, with milestones established for each plan which enable management to measure the progress made in respect of a plan against the work schedule established for that plan. Although these plans encompass many separately identifiable items, from a ServiceMaster enterprise standpoint, there are nine projects (the "Key Projects") which management has identified as either mission critical or critical and which will require a measurable amount of attention to remediate. Although all of the Key Projects are scheduled for completion before the end of the year 1999, most of the Key Projects are scheduled for completion by June 30, 1999. As of October 31, 1998, work on each of the Key Projects was on schedule and the Company believes that all Key Projects will be completed in accordance with their scheduled completion dates.

The Company has utilized the services of an outside consultant for the Y2K program to help identify Y2K issues and to develop a system to closely monitor remediation work. In early 1998, the Company established a Y2K committee in the parent unit with responsibility for monitoring the Y2K program in each of the Company's operating units and for providing status reports to the Board of Directors.

Year 2000 Costs. Several of the Key Projects are upgrades of systems which the Company would have undertaken irrespective of the Y2K problem. In some cases, including a new accounting and financial reporting system for the parent company and its Management Services subsidiary, work on these systems has been accelerated in view of Y2K issues. Other upgrades or new systems were already scheduled for completion prior to the year 2000, such as a new support system for the Company's American Home Shield subsidiary and a new accounting and billing system for the recently developed commercial landscape business within the Company's TruGreen-ChemLawn subsidiary. References to "Year 2000 costs" in this report do not include the costs of projects for which no acceleration is occurring due to Y2K issues.

The Company's Year 2000 costs to date are not material to the Company's financial position and the Company does not expect its future Year 2000 costs to be material to the Company's results of operations or financial position. All Year 2000 costs (as well as the costs of installing the system upgrades referred to above) have been, and are expected to continue to be, funded with cash from operations.

Year 2000 Risks. The Company believes that its greatest Year 2000 compliance risk, in terms of magnitude of risk, is that key third party suppliers of goods or services may fail to complete their own remediation efforts in a timely manner and thereby provoke an interruption in the ability of one or more of the operating segments of the Company to provide uninterrupted services to their customers. Utility services (electrical, water and gas), telephone service, banking services and, to a much lesser degree, the delivery of chemical products are the critical items in this regard. Based on the Company's inquiries to its providers of goods and services and on the basis of the Company's general knowledge of the state of readiness of the utility companies and banks with which it does business, the Company does not expect to suffer any material interruption in the services on which the Company depends.

The Company has reviewed its agreements with its customers, including particularly the customers of its Management Services units for whom such units provide facility management services. The Company is satisfied that it is not responsible, contractually or otherwise, for the Y2K readiness of the customer's IT and non-IT systems and hardware, and the Company is in the process of notifying all of its customers to this effect where, in the Company's judgment, the nature of the customers' business or facility warranted such notices.

Where the Company uses its own software in the course of providing management services, the Company is responsible to make such software Y2K compliant. The Company is confident that such software is already, or soon will be, Y2K compliant. For those units of the Company which sell franchises and which provide software to the franchisees, such software is already, or soon will be, fully Y2K compliant or, alternatively, provision has been made for making available to franchisees software from third-party developers from whom appropriate Y2K compliance assurances have been or will be received.

Contingency Plans. At this time, the Company fully expects all of its internal key IT and non-IT systems to be Y2K compliant well in advance of the end of the year 1999. If it appears that timely delivery of any Key Projects becomes questionable, the Company will immediately develop appropriate contingency plans.

The Company presently expects that its significant providers of goods and services are or will be Y2K compliant by the end of the year 1999. The Company will continue to make inquires of its key suppliers for the purpose of testing this expectation. Insofar as the Company is exposed to risks originating in Y2K problems at key suppliers, the Company will utilize short-term solutions, but no practical long-term contingency plans for these external Y2K problems are possible.

Although the Company believes that critical remediation efforts will be completed prior to the Year 2000, the untimely completion of these efforts could, in certain circumstances, have a material adverse effect on the operations of the Company.

                           PART II. OTHER INFORMATION


Item 1:    Litigation

Two lawsuits have been filed in Texas against ServiceMaster, ServiceMaster's American Home Shield subsidiary ("AHS") and AHS' Texas subsidiary ("AHS-Texas") in which four plaintiffs claim that AHS-Texas violated certain provisions of two Texas consumer protection statutes in the course of soliciting new and renewal service contracts. The plaintiffs have requested the court to permit the lawsuits to be maintained as class actions on behalf of all customers who purchased service contracts since late 1993. Theoretically, this would place some 300,000 contracts in issue. The plaintiffs have further claimed that the number of contracts in issue times a statutory penalty of $1,000 per contract represents the measure of damages. ServiceMaster believes that AHS-Texas accurately represented the coverage provided in its service agreements and that the changes in the wording of its renewal contracts were routine updates or clarifications. In this regard, it is noteworthy that most of the AHS-Texas contract forms were reviewed and approved by the Texas Real Estate Commission before the forms were distributed. In any and all events, no material actual damages have been suffered by anyone in this matter. Furthermore, ServiceMaster believes that the lawsuits can not be sustained as class actions and that the statutes in question were not intended to be applied in the manner advocated by the plaintiffs (and in fact can not be so applied under the federal constitution). Accordingly, ServiceMaster believes that the ultimate outcome of these cases will not be material to ServiceMaster's financial condition or results of operations.

Item 5:    Other Matters

ServiceMaster has entered into a merger agreement with LandCare USA, Inc. ("LandCare") dated as of November 1, 1998 under which, subject to the satisfaction of certain conditions, LandCare will merge with a ServiceMaster acquisition subsidiary (the "Merger") and thereby become a wholly owned subsidiary of ServiceMaster and each outstanding share of common stock of LandCare will convert into a fraction of a share of ServiceMaster common stock. The conversion ratio depends upon the average market price of ServiceMaster's common stock for twenty consecutive trading days ending shortly before the meeting at which LandCare's stockholders vote on the Merger and upon the number of LandCare shares of common stock issued before the Merger is consummated. ServiceMaster estimates that the number of ServiceMaster shares issued in the Merger will increase the number of ServiceMaster shares outstanding by about five percent.

Completion of the Merger is subject to several conditions, including the approval of the Merger by the holders of at least a majority of the shares of LandCare common stock outstanding on the record date for the LandCare stockholders meeting. Key members of LandCare's management and certain other LandCare stockholders have agreed to vote their LandCare shares in favor of the Merger. These shares represent about 30% of the LandCare common stock outstanding on November 1, 1998. The parties expect that the LandCare stockholders meeting will be held in mid-February 1999. Information regarding the Merger will be provided to LandCare stockholders in a proxy statement/prospectus prepared by ServiceMaster and LandCare. No vote by ServiceMaster's stockholders is required.

LandCare was formed in June 1998 through the affiliation of seven commercial landscaping companies serving separate regional markets across the United States. It is currently one of the leading commercial landscaping companies in the country. Since the completion of an initial public offering of its common stock in June 1998, LandCare's common stock has been listed on the New York Stock Exchange.

In accordance with the Private Securities Litigation Reform Act of 1995, the Company notes that statements that look forward in time, which include everything other than historical information, involves risks and uncertainties that may affect the Company's actual results of operations. Factors which could cause actual results to differ materially include the following (among others): weather conditions adverse to certain of the Company's Consumer Services businesses, labor shortages, the entry of additional competitors in any of the markets served by the Company, consolidation of hospitals in the healthcare market, the condition of the U.S. economy, the inability of key suppliers to achieve timely Y2K compliance in their delivery systems or the inability of the Company to make its own systems Y2K compliant, and other factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 1998


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:                    /s/Steven C. Preston
                             ---------------------------------------------------
                                                    Steven C. Preston
                          Executive Vice President and Chief Financial Officer