Form 10-K
period 1998-03-22
SERVICEMASTER CO
filed 1999-03-29
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1998. Commission File number 1-14762


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

     Indicate by Check Mark Whether the Registrant (1) Has Filed All Reports Required to Be Filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 During the Preceding 12 Months (or for such Shorter Period That the Registrant Was Required to File Such Reports), and (2) Has Been Subject to Such Filing Requirements for the Past 90 Days. Yes No

     The  Aggregate  Market  Value  of  Shares  Held  by  Non-Affiliates  of the
Registrant As of March 22, 1999 was $5,830,705,378. The Number of Shares Outstanding of the Registrant's Common Stock as of March 22, 1999 was 309,315,048.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain parts of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated into Part I, Part II and Part IV of this Form 10-K.

         Certain parts of the Registrant's Definitive Proxy Statement for the April 30, 1999 Annual Meeting of Stockholders is incorporated into Part III of this Form 10-K.

                                     PART I

Item 1.  Business

         This annual report on Form 10-K is filed by The ServiceMaster Company, a Delaware corporation (hereinafter sometimes referred to as the "Registrant"). The Registrant and its affiliated entities are referred to as "ServiceMaster" or the "Company" or the "ServiceMaster enterprise." The Registrant is the successor to ServiceMaster Limited Partnership, a Delaware limited partnership. On December 26, 1997, by means of a statutory merger, the Registrant succeeded to and became substituted for ServiceMaster Limited Partnership as the publicly traded parent entity in the ServiceMaster enterprise.

Forward-Looking Statements

         In accordance with the Private Securities Litigation Reform Act of 1995, the Registrant notes that statements set forth or incorporated by reference in this Annual Report on Form 10-K that look forward in time, which include everything other than historical information, involve risks and uncertainties that may affect the Company's actual results of operations. Factors that could cause actual results to differ materially include the following (among others): weather conditions adverse to certain of the Company's businesses, the entry of additional competitors in any of the markets served by the Company, labor shortages, consolidation of hospitals in the healthcare market, the condition of the United States economy, and other factors listed from time to time in the Company's filings with the Securities and Exchange Commission (including, but not limited to, its Year 2000 readiness disclosures).

Principal Business Groups

         The Registrant is a holding company whose shares of common stock are traded on the NYSE. Through its subsidiaries, the Company is engaged in providing a variety of specialty services to homeowners and commercial facilities and supportive management services in several markets, including the healthcare market, the education market and certain segments of the business and industry market.

         The  Company  is  organized  into  two  principal   operating   groups:
ServiceMaster Consumer Services and ServiceMaster Management Services. The Company also has a third operating group: ServiceMaster Employer Services. Each of these operating groups is headed by a limited partnership or a corporation which has its own group of operating subsidiaries. The parent companies for the principal operating groups are ServiceMaster Consumer Services Limited Partnership, which was formed in the summer of 1990, and ServiceMaster Management Services Limited Partnership, which was formed in December 1991. The parent companies for the principal operating groups are wholly owned by the Company. All subsidiaries of the operating group parent companies are wholly owned, except for Rescue Rooter L.L.C., a subsidiary of ServiceMaster Consumer Services in which senior Rescue Rooter management have acquired equity interests of not more than 10 percent in total and which are subject to certain put and call rights.

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

         The services provided by the eight Consumer Services companies are part of the ServiceMaster "Quality Service Network" and are accessed by calling a single toll-free telephone number: 1-800-WE SERVE. ServiceMaster focuses on establishing relationships to provide one or more of these services on a repetitive basis to customers. Since 1986, the number of customers served by ServiceMaster Consumer Services has increased from fewer than one million domestic customers to more than 10.5 million worldwide customers.

         Oversight   responsibility  for  the  ServiceMaster  Consumer  Services businesses which are conducted in foreign markets is in the appropriate subsidiary of ServiceMaster Consumer Services L.P.

         TruGreen-ChemLawn. TruGreen-ChemLawn is a wholly-owned subsidiary of ServiceMaster Consumer Services L.P. As of December 31, 1998, TruGreen-ChemLawn had 230 company-owned branches and 82 franchised branches. With over 3 million residential and commercial customers, TruGreen-ChemLawn is the leading provider of lawn care services in the United States and a leading provider of commercial landscaping services. TruGreen-ChemLawn provides lawn, tree and shrub care services in Egypt, Japan, Saudi Arabia, and Turkey through licensing arrangements and in Canada through a subsidiary. TruGreen-ChemLawn also provides interior plantscape services to commercial customers. The TruGreen-ChemLawn businesses are seasonal in nature. On March 18, 1999, ServiceMaster completed the acquisition of LandCare USA, Inc., a leading provider of commercial landscaping services and tree services (including line clearing and tree care. ServiceMaster thereafter combined the LandCare USA business with the commercial landscaping business of TruGreen-ChemLawn.

         Terminix. Terminix is a wholly-owned subsidiary of ServiceMaster Consumer Services L.P. With over 2.5 million residential and commercial customers, Terminix, through its company-owned branches and through franchisees, is the leading provider of termite and pest control services in the United States. As of December 31, 1998, Terminix was providing these services through 256 company-owned branches in 40 states and through 240 franchised branches in 28 states. Terminix also manages the following European pest control companies, all of which are subsidiaries of TMX-Europe B.V., a wholly-owned subsidiary of the Company: Terminix Peter Cox Ltd., a leading pest control and wood preservation company in the United Kingdom and Ireland; Terminix Protekta B.V. and Riwa B.V., each a leading pest control company in the Netherlands and Belgium; Anticimex Development A.B., a holding company for the leading pest control company in Sweden and which also operates in Norway; and the Stenglein Group, a group of pest control companies in Germany. Terminix also provides termite and pest control services through licensing arrangements with local service providers in twenty-seven other countries and through subsidiaries in eight other countries. The Terminix business is seasonal in nature.

         Res/Com. Res/Com is a wholly-owned subsidiary of ServiceMaster Consumer Services L.P. ServiceMaster, through Res/Com, is the leading franchisor in the United States in the residential and commercial cleaning field. Res/Com provides carpet and upholstery cleaning and janitorial services, disaster restoration services and window cleaning services. As of December 31, 1998, these services were provided to approximately 1.6 million residential and commercial customers worldwide through a network of over 4,200 independent franchisees. Res/Com provides its services through subsidiaries in Canada, Germany, Ireland and the United Kingdom, and through licensing arrangements with local service providers in 17 other countries.

         Merry Maids. Merry Maids is a wholly-owned subsidiary of ServiceMaster Consumer Services L. P. Merry Maids is the organization through which ServiceMaster provides domestic house cleaning services. With approximately 338,000 worldwide customers, Merry Maids is the leading provider of domestic house cleaning services in the United States. As of December 31, 1998, these services were provided through 27 company-owned branches in 19 states and through 829 licensees operating in all 50 states. Merry Maids also provides domestic house cleaning services through subsidiaries in Canada and the United Kingdom and through licensing arrangements with local service providers in eight other countries.

         American Home Shield. AHS is a wholly-owned subsidiary of ServiceMaster Consumer Services L.P. AHS is a leading provider of home systems and appliance warranty contracts ("warranty contracts") in the United States, providing homeowners with contracts covering the repair or replacement of built-in appliances, hot water heaters and electrical, plumbing, central heating and central air conditioning systems which malfunction by reason of normal wear and tear. Warranty contracts are sold through participating real estate brokerage offices in conjunction with resales of single-family residences to homeowners. AHS also sells warranty contracts directly to non-moving homeowners by renewing existing contracts and through various other distribution channels which are currently being expanded. As of December 31, 1998, AHS warranty contracts provided for services to approximately 700,000 homes through approximately 12,250 independent repair maintenance contractors in 50 states and the District of Columbia, with operations in California, Texas and Arizona accounting for 32%, 26% and 8%, respectively, of gross contracts written by AHS. AHS also provides home service warranty contracts through licensing arrangements with local service providers in three other countries.

         AmeriSpec. AmeriSpec is a wholly-owned subsidiary of AHS. AmeriSpec is a leading provider of home inspection services in the United States. During 1998, AmeriSpec conducted approximately 135,000 home inspections in 45 states and Canada, with operations in California, New York and Illinois accounting for 27%, 5% and 4%, respectively, of the gross number of inspections conducted through AmeriSpec.

         Furniture Medic. Furniture Medic is a wholly-owned subsidiary of ServiceMaster Consumer Services L.P. Furniture Medic provides on-site furniture repair and restoration services in 46 states. As of December 31, 1998, these services were provided through 530 licensees. Furniture Medic also provides its services through subsidiaries in Canada and the United Kingdom and through licensing arrangements with local service providers in two other countries.

         Rescue Rooter. Rescue Rooter is a subsidiary of ServiceMaster Consumer Services L.P. Rescue Rooter acquired the business and assets of Rescue Industries, Inc. on January 1, 1998. Rescue Rooter provides plumbing and drain cleaning services, and heating and air conditioning services, in 12 states through 25 company-owned branches and one franchise location. In 1998, Rescue Rooter performed services for approximately 410,000 customers. As of March 1, 1999 certain key employees of Rescue Rooter had purchased an aggregate 8.35% out of a potential 10% equity interest in Rescue Rooter pursuant to a management equity plan. Such interest is subject to reciprocal put and call rights which will become exercisable on January 1, 2003 and which will be consummated on the basis of the then fair market value of the interest. On March 23, 1999, the Registrant announced an intention to make a cash tender offer for all of the outstanding shares of American Residential Services, Inc., a leading provider of heating, ventilation and air condition services ("ARS"). See Exhibit 99.4. If ARS is acquired by ServiceMaster, its business and operations will be integrated with the business and operations of Rescue Rooter.


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

         ServiceMaster Management Services L.P. is organized into three divisions, each of which provides service on a nationwide basis within its market. These markets are: Healthcare Management Services; Education Management Services; and Business & Industry Management Services. The responsibility for overseeing the Management Services businesses which are conducted in foreign markets lies with ServiceMaster Management Services L.P.

         As of December 31, 1998, ServiceMaster was providing supportive management services to approximately 1,633 health care customers and to approximately 498 educational and commercial customers. These services were being provided in all 50 states and the District of Columbia. Outside of the United States, ServiceMaster was providing management services through subsidiaries in Canada and Japan, through an affiliated company in Mexico, and through licensing arrangements with local service providers in twenty-five other countries.

         ServiceMaster Healthcare Management Services. The Healthcare division of ServiceMaster Management Services L.P. is a leading provider to the health care market of supportive management services, including the management of housekeeping, plant operations and maintenance, laundry and linen, grounds and landscaping, clinical equipment maintenance, food services and total facility management. As of December 31, 1998, the Healthcare division was serving in approximately 1,877 healthcare facilities. Although the healthcare market has undergone significant consolidation in recent years, ServiceMaster believes that there continues to be potential for expansion in the healthcare market due to the trend of healthcare facilities to outsource more of their service requirements.

         ServiceMaster Education Management Services. The Education division of ServiceMaster Management Services L.P. is a leading provider to the education market of maintenance, custodial and grounds services. The facilities which comprise the education market include primary schools, secondary schools and school districts, private specialty schools and colleges and universities. As of December 31, 1998, ServiceMaster was serving 281 educational customers. ServiceMaster believes there is potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to consider outsourcing more of their service requirements. However, a majority of the educational facilities continue to assume direct responsibility for managing their support functions.

         ServiceMaster Business & Industry Management Services. The Business & Industry division of ServiceMaster Management Services L.P. is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers in selected markets. Such markets include the food processing, transportation, healthcare products and automotive markets. ServiceMaster believes that there is potential for expansion in these business and industrial markets due to ServiceMaster's current low penetration of those markets, the trend of businesses to consider outsourcing more of their service requirements and the trend of governmental units to privatize parts of their operations. As of December 31, 1998, ServiceMaster was serving approximately 217 business or industrial customers.

         The Business and Industry division includes Premier Manufacturing Support Services Limited Partnership. Premier is a leading provider of facility management services in the automotive industry, specializing in paint booth cleaning services. As of December 31, 1998, Premier was serving 77 customer locations in ten countries.

Other Businesses

         ServiceMaster Diversified Health Services. In 1998, ServiceMaster Diversified Health Services ("DHS") provided management services to freestanding, hospital-based and government-owned nursing homes, skilled nursing facilities, and assisted living facilities; design, development, refurbishing and construction consulting services to long-term care facilities; rehabilitation services; the sale of various medical produces and supplies; and pharmacy management. In January 1999, DHS sold its hospice business in connection with the ServiceMaster Home Health Care sale described below.

         ServiceMaster Home Health Care. During the year 1998, ServiceMaster Home Health Care Services Inc., a wholly owned subsidiary of the Company, provided management services to hospital-based home health care agencies (as well as the direct operation of freestanding home health care agencies). On January 4, 1999, the Company announced the completion of its strategic review of its home health care business and the decision to sell its direct operations of home health care agencies and certain support operations and to discontinue its outsource and operation of home health care agencies. ServiceMaster Home Health Care Services will continue to provide consulting services to hospitals and other providers of home health care.

         ServiceMaster Employer Services. ServiceMaster Employer Services is one of the nation's larger professional employer organizations. It provides more than 950 clients with administrative processing of payroll, workers compensation insurance, health insurance, unemployment insurance and other employee benefits.

         Energy Management. During the year 1998, the Company provided energy management services through Energy Management Services, a division of ServiceMaster Management Services L.P. On January 4, 1999, the Company announced the formation of a strategic venture with Texas Utilities Company for the ownership and operation of the energy management business. The new venture acquired all the assets of ServiceMaster Energy Management and is owned 85% by Texas Utilities Company and 15% by the Company.

         International Operations. Consumer services and supportive management services in international markets are provided through licensing arrangements and ownership of foreign operating companies acquired by ServiceMaster. Except as noted below, these activities in Europe, Latin America and the Middle East are administered as part of the operations of ServiceMaster Management Services L.P. and ServiceMaster Consumer Services L.P., respectively. Operating arrangements and market expansion efforts in the Pacific Rim are administered by the parent company.

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

         Lawn Care Services. TruGreen-ChemLawn, both directly and through franchisees, provides lawn care services to residential and commercial customers. Competition within the lawn care market is strong, coming mainly from regional and local, independently-owned firms and from homeowners who elect to care for their lawns through their own personal efforts. TruGreen-ChemLawn is the leading national lawn care company within this market. TruGreen-ChemLawn also provides indoor plant maintenance to commercial customers.

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

         Landscaping and Tree Services. TruGreen-ChemLawn provides landscaping and tree services to commercial customers. (See page 2 for a discussion of the acquisition of LandCare USA, Inc.). The landscape and tree services industry is highly competitive. Most of TruGreen-ChemLawn's landscape services competitors are small, owner-operated companies operating in a limited geographic market but there are a few large companies operating in multiple markets. Competition in the line clearing market is characterized by a small number of large companies. The commercial tree services market is characterized by a large group of small competitors, most of which are owner-operated businesses operating in limited geographic areas and a few larger companies operating in one or more regions.

         Termite and Pest Control Services. The market for termite and pest control services to commercial and residential customers includes many competitors. Terminix is the leading national termite and pest control company within this market. Competition within the termite and pest control market is strong, coming mainly from regional and local, independently-owned firms throughout the United States and from one other large company which operates on a national basis.

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

         Home Systems and Appliance Warranty Contracts. The market for home systems and appliance warranty contracts is relatively new. ServiceMaster believes that AHS maintains a favorable position in its industry due to the system developed and used by AHS for accepting, dispatching and fulfilling service calls from homeowners through a nationwide network of independent contractors. AHS also has a computerized information system developed and owned by AHS, and an electronic digital voice communication system through which AHS handled more than 4.9 million calls in 1998.

         Home Inspection Services. AmeriSpec is a leading provider of home inspection services in the United States. Competition within this market is strong, coming mainly from regional and local, independently-owned firms.

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

Management Services

         Health Care. Within the market consisting of general health care facilities having 50 or more beds, ServiceMaster is the leading supplier of plant operations and maintenance, housekeeping, clinical equipment maintenance, and laundry and linen management services. As of December 31, 1998, ServiceMaster was serving approximately 1,633 customers and managing approximately 1,877 health care facilities. The majority of health care facilities within this market not currently served by ServiceMaster assume direct responsibility for managing their own non-medical support functions.

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

         Education. ServiceMaster is a leading provider to the education market of maintenance, custodial and grounds services. The facilities which comprise the education market served by ServiceMaster include primary schools, secondary schools and school districts, private specialty schools and colleges and universities. As of December 31, 1998, ServiceMaster was serving approximately 281 customers and managing approximately 5,700 facilities. ServiceMaster believes there is potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to consider outsourcing more of their service requirements. However, a majority of the educational facilities continue to assume direct responsibility for managing their support functions.

         Business and Industry. ServiceMaster is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers in selected markets. ServiceMaster believes that there is potential for expansion in those business and industrial markets which ServiceMaster has elected to emphasize due to ServiceMaster's low current penetration of those markets, the trend of businesses to consider outsourcing more of their service requirements and the trend of governmental units to privatize parts of their operations. The emphasized markets include the food processing, transportation, healthcare products, and automotive markets. As of December 31, 1998, ServiceMaster was serving approximately 217 customers and managing approximately 817 business or industrial facilities.

Major Customers

         ServiceMaster has no single customer which accounts for more than 10% of its total revenues. No part of the Company's business is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the Company as a whole. Revenues from governmental sources are not material.

Employees

         On December 31, 1998, ServiceMaster had a total of approximately 51,740 employees.

         ServiceMaster provides its employees with annual vacation, medical, hospital and life insurance benefits and the right to participate in additional benefit plans which are described in the Notes to Financial Statements included in the Company's Annual Report to Stockholders for the Year Ended December 31, 1998.

Year 2000 Computer Program Compliance

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

         State of Readiness. The Company has initiated a program (the "Y2K program") to address Y2K issues as they affect the Company's information technology (IT) systems, electronic data interfaces and its non-IT hardware. The Y2K program was set up to use the following steps as appropriate: inventory assessment - planning -renovation - testing - implementation. In addition, the program calls for inquiries of the Company's major suppliers of goods and services to determine their Y2K status and a review of the Company's relationships with its customers to determine if the Company has any responsibility for the status of the customers' IT and/or non-IT systems and hardware.

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

         Remediation plans have been developed for the mission critical and critical matters, with milestones established for each plan which enable management to measure the progress made in respect of a plan against the work schedule established for that plan. Although these plans encompass many separately identifiable items, from a ServiceMaster enterprise standpoint, there are nine projects (the "Key Projects") which management has identified as either mission critical or critical and which will require a measurable amount of attention to remediate. Although all of the Key Projects are scheduled for completion before the end of the year 1999, most of the Key Projects are scheduled for completion by June 30, 1999. As of February 28, 1999, work on each of the Key Projects was on schedule and the Company believes that all Key Projects will be completed in accordance with their scheduled completion dates.

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

         The Company's Year 2000 costs to date are not material to the Company's results of operations or financial position and the Company does not expect its future Year 2000 costs to be material to the Company's results of operations or financial position. All Year 2000 costs (as well as the costs of installing the system upgrades referred to above) have been, and are expected to continue to be, funded with cash from operations.

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

         Where the Company uses its own software in the course of providing management services, the Company is responsible to make such software Y2K ready. The Company is confident that such software is already, or soon will be, Y2K ready. For those units of the Company which sell franchises and which provide software to the franchisees, such software is already, or soon will be, fully Y2K ready or, alternatively, provision has been made for making available to franchisees software from third-party developers from whom appropriate Y2K compliance assurances have been or will be received.

         Contingency Plans. At this time, the Company fully expects all of its internal key IT and non-IT systems to be Y2K ready well in advance of the end of the year 1999. If it appears that timely delivery of any Key Projects becomes questionable, the Company will immediately develop appropriate contingency plans.

         The Company presently expects that its significant providers of goods and services are or will be Y2K ready by the end of the year 1999. The Company will continue to make inquires of its key suppliers for the purpose of testing this expectation. Insofar as the Company is exposed to risks originating in Y2K problems at key suppliers, the Company will utilize short-term solutions, but no practical long-term contingency plans for these external Y2K problems are possible.

         Although the Company believes that critical remediation efforts will be completed prior to the Year 2000, the untimely completion of these efforts could, in certain circumstances, have a material adverse effect on the operations of the Company.

         Definition. As used in this Year 2000 statement, the term "year 2000 ready" or "Y2K ready" when used with reference to a item of software or equipment means the capability of the software or equipment to process correctly (including calculating, comparing, sequencing, displaying, or storing), transmit, or receive date data from, into, and between the 20th and 21st centuries, and during the years 1999 and 2000, and to make leap year calculations, provided that all products used with the software or equipment properly exchange accurate date data with it.


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

         ServiceMaster owns a 50,000 square foot facility near Aurora, Illinois which is used by ServiceMaster as a warehouse/distribution center. Ownership of this facility was acquired on February 11, 1999 by a deed in lieu of foreclosure from the company with whom ServiceMaster had, on August 2, 1989, entered into a sale/leaseback arrangement.

         ServiceMaster believes that the facilities described in the preceding three paragraphs will satisfy the Company's needs for administrative and warehouse space in the Chicago area for the immediate future.

         ServiceMaster owns four properties in Cairo, Illinois, consisting of a 36,000 square foot, three-story building used for manufacturing and warehousing equipment, supplies and products used in the business; a warehouse and package facility comprising 30,000 square feet; a three-story warehouse and manufacturing building consisting of 43,000 square feet; and a 2,500 square foot building used for a machine shop. ServiceMaster also leases two warehouse properties, one 14,000 square feet and the other 6,000 square feet, in Cairo, Illinois. Management believes that the foregoing manufacturing and warehouse facilities are adequate to support the current needs of ServiceMaster.

         The headquarters for ServiceMaster Consumer Services L.P. are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The 860 Ridge Lake Boulevard facility also serves as the headquarters for TruGreen-ChemLawn, Terminix, Res/Com, Merry Maids, American Home Shield, AmeriSpec, Furniture Medic and Rescue Rooter.

         A new call center is located in leased premises at 6399 Shelby View Drive, Memphis, Tennessee. The center contains approximately 60,000 square feet of air conditioned office space from which telephone sales, scheduling services, and other business functions are conducted.

         TruGreen-ChemLawn owns 8 buildings which are used as branch sites for lawn care services. These facilities are located in Colorado (1), Florida (1), Georgia (1), Michigan (1), Ohio (2), and Texas (2). TruGreen-ChemLawn also leases 337 facilities used as branch sites.

         Terminix owns 22 buildings which are used as branch sites for termite and pest control services. These properties are all one-story buildings that contain both office and storage space. These properties are located in California (3), Florida (10), Georgia (1), Illinois (1), New Jersey (2), Tennessee (1), and Texas (4).

         American Home Shield has retained some leased space in the building at 90 South E Street, Santa Rosa, California, for administrative and sales operations. Certain of American Home Shield's service and data processing departments are located in premises owned by the company in Carroll, Iowa. This facility consists of a 43,000 square foot building on a seven-acre site.

         American Home Shield owns approximately 17 acres of land in Santa Rosa, California of which 11.2 acres are under contracts for sales to occur in the second quarter of 1999. This land is held for investment purposes and has been and will continue to be offered for sale, with the timing of sales being affected by, among other things, market demand, zoning regulations, and the availability of financing to purchasers.

         Rescue Rooter owns three buildings and leases 23 facilities which are used for branch operations to provide plumbing and drain cleaning services, and heating and air conditioning services. The owned facilities are located, respectively, in Phoenix, Arizona; Round Lake, Illinois; and St. Louis, Missouri. The leased facilities are located in California (11), Colorado (1), Indiana (2), Ohio (1), Oregon (1), Tennessee (1), Texas (4), Utah (1), and Washington (1).

     The headquarters for Diversified Health Services are located in a leased facility at 3839 Forest Hill-Irene Road, Memphis, Tennessee. DHS leases other administrative facilities in St. Augustine, Florida; Minneapolis, Minnesota; Plymouth Meeting, Pennsylvania; Memphis, Tennessee; and Irving, Texas. As of March 1, 1999, through a joint venture and subsidiaries, DHS has an ownership interest in four nursing home facilities, leases one nursing home facility, and leases five assisted living facilities. These facilities are located in Alabama, Connecticut, Florida, Michigan, Tennessee, and Texas.

         The headquarters for ServiceMaster Employer Services and Certified Systems, Inc., the principal subsidiary of SES, are located at 3218 Highway 67, Mesquite, Texas. SES leases other administrative facilities in Little Rock, Arkansas, and Memphis, Tennessee.


Item 3.  Legal Proceedings

         In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial and administrative proceedings which involve both private parties and governmental authorities. As of March 22, 1999, these proceedings included a number of general liability actions and a very small number of environmental proceedings.

         American Home Shield Class Action. A lawsuit was instituted in November 1997 and is currently pending in the District Court of Harris County, Texas against ServiceMaster, ServiceMaster's American Home Shield subsidiary ("AHS") and AHS' Texas subsidiary ("AHS-Texas") in which three plaintiffs, Brian Carmichael, Penny Carmichael and Tanja Kortz, claim that AHS-Texas violated certain provisions of two Texas consumer protection statues in the course of soliciting new and renewal service contracts. (A second lawsuit of a similar nature was filed in the same court by Edward Thorne III. This case has been abated pending disposition of the certification issue described below.) The plaintiffs have requested the court to permit the lawsuit to be maintained as a class action on behalf of all customers who purchased service contracts since late 1993. Theoretically, this would place some 300,000 contracts in issue. The plaintiffs have further claimed that the number of contracts in issue times a statutory penalty of $1,000 per contract represents the measure of damages. ServiceMaster believes that AHS-Texas accurately represented the coverage provided in its service agreements and that the changes in the wording of its renewal contacts were routine updates or clarifications. In this regard, it is noteworthy that most of the AHS-Texas contract forms were reviewed and approved by the Texas Real Estate commission before the forms were distributed. In any and all events, no material actual damages have been suffered by anyone in this matter. Furthermore, ServiceMaster believes that the lawsuit cannot be sustained as a class action; the statutes in question were not intended to be applied in the manner advanced by the plaintiffs (and in fact cannot be so applied under the federal constitution). Accordingly, ServiceMaster believes that the ultimate outcome of these cases will not be material to ServiceMaster's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Shares and Related Shareholder Matters

         Except for the information set forth in the second and third sentences of this Item 5, the portions of the ServiceMaster Annual Report to Shareholders for 1998 under the captions "Shareholders' Equity" (page 39) and "Cash Distributions Per Share" and "Price Per Share" in the Quarterly Operating Results table (page 46) supply the information required by this item and such portions are hereby incorporated herein by reference. The Registrant's shares of common stock are listed and traded on the New York Stock Exchange under the symbol "SVM". At March 1, 1999, the Registrant's shares of common stock were held of record by approximately 28,000 persons. The Company estimates that another 53,000 persons held shares of the Registrant's common stock in the names of nominees.


Item 6.  Selected Financial Data

         The portion of the ServiceMaster Annual Report to Shareholders for 1998 in the Financial Statements and Management Discussion section ("FSMD Section") under the caption "Eleven Year Financial Summary" (pages 32 - 33) supplies the information required by this item and such portion is hereby incorporated herein by reference.


Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

         Management Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1998, is contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1998 on pages 25-31 and is hereby incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         The consolidated statements of financial position of ServiceMaster as of December 31, 1998 and 1997, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1998, 1997, and 1996 and notes to the consolidated financial statements are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1998 on pages 36-45 are incorporated herein by reference. The report of Arthur Andersen LLP thereon dated January 25, 1999, and the summary of significant accounting policies are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1998 on pages 34-35 and are hereby incorporated herein by reference.


Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

         The information contained under the heading "Election of Directors" in the definitive proxy statement for the Company's April 30, 1999 Annual Meeting of the Stockholders is incorporated herein by reference.

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

         The Board of Directors has appointed the persons listed below as Senior Management Advisers effective as of the 1998 annual meeting of the shareholders of The ServiceMaster Company to serve in such capacity until the annual meeting of shareholders of the Company in 1999 or until otherwise determined by the Board of Directors.

         Robert D. Erickson, age 55, is an Executive Vice President. Mr. Erickson was a director of ServiceMaster from May 1987 to May 1993. He previously served as a director of ServiceMaster from May 1981 to June 1984. He served as the President and Chief Operating Officer of ServiceMaster's International business unit from October 1993 to December 1997.

         Donald K. Karnes, age 48, is Group President of  TruGreen-ChemLawn  and
Terminix.   He   served   as   President   and  Chief   Operating   Officer   of
TruGreen-ChemLawn from January 1992 to December 1995.

         Robert F. Keith, age 42, is President, Healthcare Management Services. He served as President and Chief Operating Officer, ServiceMaster Management Services from January 1, 1997 to October 2, 1998; President and Chief Operating Officer, ServiceMaster Consumer Services from July 1994 to December 31, 1996 and as Group President, ServiceMaster Consumer Services, from November 1992 to July 1994.

         Ernest J. Mrozek, age 45, is Group President, ServiceMaster Consumer Services. He served as President and Chief Operating Officer, ServiceMaster Consumer Services from January 1, 1997 to October 2, 1998; Senior Vice President and Chief Financial Officer of the Registrant from January 1, 1995 to December 31, 1996. He served as Vice President and Chief Financial Officer of the Registrant from May 1994 to December 1994, as Vice President, Treasurer and Chief Financial Officer from November 1, 1992 to April 30, 1994.

         Steven C. Preston, age 38, has served as Executive Vice President and Chief Financial Officer since July 1, 1998. He served as Senior Vice President and Chief Financial Officer from April 1, 1997 to June 30, 1998. From August 1993 to March 7, 1997, he was Senior Vice President and Corporate Treasurer for First Data Corporation, Atlanta, GA.

         David M. Slott, age 40 is President and Chief Operating Officer of TruGreen Limited Partnership. He served as Executive Vice President and Chief Operating Officer of Tru-Green Limited Partnership from May 1, 1994 to December 31, 1995.

Executive Officers of ServiceMaster

         The following table shows: (i) the names and ages (as of March 1, 1999) of the present executive officers of the Registrant; (ii) all positions presently held by each officer; and (iii) the year each person became an officer. Each person named has served as an officer of the Registrant and its predecessor company continuously since the year shown. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was or is to be selected as an officer.




                                                                                                       First Became
 Name                      Age      Present Position                                                     An Officer
--------------------       ---      ----------------------------------------------------               ------------

C. William Pollard         60       Chairman and Director                                                      1977

Carlos H. Cantu            65       President and Chief Executive Officer and Director                         1986

Phillip B. Rooney          54       Vice Chairman and Director                                                 1997

Charles W. Stair           58       Vice Chairman and Director                                                 1973

Donald K. Karnes           48       Group President, Consumer Services, and a
                                    Senior Management Adviser                                                  1992

Ernest J. Mrozek           45       Group President, Consumer Services, and a
                                    Senior Management Adviser                                                  1987

Robert F. Keith            42       President, Healthcare Management Services, and                             1986
                                    a Senior Management Adviser

Robert D. Erickson         55       Executive Vice President and a Senior Management Adviser                   1976

Vernon T. Squires          64       Senior Vice President and General Counsel                                  1987

Steven C. Preston          38       Executive Vice President and Chief Financial Officer, and
                                    a Senior Management Adviser                                                1997

Eric R. Zarnikow           39       Vice President and Treasurer                                               1994

Deborah A. O'Connor        36       Vice President and Controller                                              1993


     Messrs. Pollard, Cantu, Stair and Rooney are also Directors of the Company. See "Election of Directors" in the definitive proxy statement for the Company's 1999 Annual Meeting for biographical information with respect to these persons. Messrs. Karnes, Mrozek, Keith, Erickson, and Preston are Senior Management Advisers. See page 14 for biographical information with respect to these persons.

         Vernon T. Squires, age 64, has served as Senior Vice President and General Counsel since January 1, 1988. He served as Vice President and General Counsel from April 1, 1987 until December 31, 1987. He was an associate and partner with the law firm of Wilson & McIlvaine in Chicago, specializing in corporate and tax law, from 1960 to April 1, 1987.

         Eric R. Zarnikow, age 39, has served as Vice President and Treasurer since May 1, 1994. From August 1991 to April 1994, he served as Vice President and Treasurer of Gaylord Container Corporation.

         Deborah A. O'Connor, age 36, has served as Vice President and Controller since January 1, 1993.

Compliance With Section 16(a) of The Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of ServiceMaster's shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. The Commission's regulations require certain officers, directors and greater-than-ten-percent shareholders to furnish to the Company copies of all Section 16(a) forms that they file. During 1998, the Company received
Section 16(a) forms from such officers and directors. As of January 1, 1999, the Company did not have any shareholders with an interest greater than ten percent.

         Based solely on a review of the copies of Section 16(a) forms received by the Company or on written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that during 1998 the officers and directors of the Company complied with applicable filing requirements.

Item 11.  Executive Compensation

         The information contained under the heading "Executive Compensation" (except those portions relating to Item 13 below) in the definitive proxy statement for the Company's April 30, 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information contained under the heading "Principal Stockholders" and "Management Ownership" in the definitive proxy statement for the Company's April 30, 1999 Annual Meeting of the Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Miscellaneous Transactions

         The information contained under the heading "Executive Compensation" (except those portions relating to Item 11 above) and the subheadings "Compensation of Directors" and "Ownership Information" in the definitive proxy statement for the Company's April 30, 1999 Annual Meeting of the Stockholders is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements, Schedules and Exhibits

         1.  Financial Statements

                  The documents shown below are contained in the Financial Statements and Management Discussion and Analysis section of the ServiceMaster Annual Report to Shareholders for 1998, on pages 25 - 45 and are incorporated herein by reference:

                           Summary of Significant Accounting Policies

                           Report of Independent Public Accountants

                           Consolidated Statements of Income for the three years
ended December 31, 1998, 1997 and 1996

                           Consolidated Statements of Financial Position  as  of
December 31, 1998 and 1997

                           Consolidated  Statements  of Cash Flows for the three
years ended December 31, 1998, 1997 and 1996

                           Consolidated  Statements of Shareholders'  Equity for
the three years ended December 31, 1998, 1997 and 1996

                           Notes to the Consolidated Financial Statements

         2.  Financial Statements Schedules

                  Schedule IV--Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related
                  Parties:

                           None

                  Included in Part IV of this Report:

                         Schedule VIII--Valuation and Qualifying Accounts

                         Report of Independent Public Accountants on Schedules

                         Exhibit 11 -- Exhibit Regarding Detail of Income Per
                                       Share Computation

                         Exhibit 23 -- Consent of Independent Public Accountants

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

         3.  Exhibits

                  The exhibits filed with this report are listed on pages 25 - 29 herein (the "Exhibits Index").

                  The following entries in the Exhibits Index are management contracts or compensatory plans in which a director or any of the named executive officers of the Registrant does or may participate. Reference is made to the Exhibits Index for the filing with the Commission which contains such contract or plan.

                  Exhibit                   Contract or Plan

                  10.2              Deferred Directors Fee Agreement

                  10.3              Incentive Reward Compensation Plan

                  10.4              ServiceMaster Profit Sharing, Savings & Retirement Plan as amended and restated effective January 1, 1987

                  10.6              ServiceMaster 10-Plus Plan.  See also Item 10.11 *

                  10.8              Directors Deferred Fees Plan (ServiceMaster Shares Alternative)

                  10.11             ServiceMaster 10-Plus Plan as amended September 3, 1991 *

                  10.13             ServiceMaster 1994 Non-Employee Directors Share Option Plan**

                  10.15             ServiceMaster 1997 Share Option Plan *

                  10.17             ServiceMaster 1998 Equity Incentive Plan

                  10.20             ServiceMaster 1998 Non-Employee Directors Discounted Stock Option Plan

                  10.21             ServiceMaster 1998 Long-Term Performance Award Plan


                  ---------

                   *  Superseded by Item 10.17
                  **  Superseded by Item 10.20

(b) Reports on Form 8-K filed during the last quarter of 1998

                  None


Certain Undertakings With Respect To Registration Statements on Form S-8

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Registrant hereby undertakes as follows which undertaking shall be incorporated by reference into each of the Registrant's Registration Statements on Form S-8, including No. 33-19763 and No. 2-75851:

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



                                  SCHEDULE VIII

                            THE SERVICEMASTER COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


 -------------------------------------------------- ------------------ ------------- ------------------ -------------
                                                                                        Deductions
                                                                        Additions
                                                       Balance at       Charged to     Write-offs of     Balance at
                                                      Beginning of      Costs and      Uncollectible       end of
 Description                                             Period          Expenses        Accounts          Period

 -------------------------------------------------- -----------------------------------------------------------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 AS OF DECEMBER 31, 1998:
 Allowance for doubtful accounts--
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------

 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 Accounts receivable (current)                                $27,544        25,998             19,389       $34,153
                                                              -------        ------             ------       -------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 Notes receivable (current)                                   $ 4,677           686                528       $ 4,835
                                                              -------           ---                ---       -------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------

 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 AS OF DECEMBER 31, 1997:
 Allowance for doubtful accounts--
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------

 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 Accounts receivable (current)                                $24,117        20,183             16,756       $27,544
                                                              -------        ------             ------       -------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 Notes receivable (current)                                   $ 2,170         2,507                  0       $ 4,677
                                                              -------  --     -----  ---------       -       -------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------

 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 AS OF DECEMBER 31, 1996:
 Allowance for doubtful accounts--
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------

 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 Accounts receivable (current)                                $18,029        20,517             14,429       $24,117
                                                              -------        ------             ------       -------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 Notes receivable (current)                                   $ 2,439            59                328       $ 2,170
                                                              -------  -----     --  ---------     ---       -------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------
 -------------------------------------------------- ------------------ ------------- ------------------ -------------

 -------------------------------------------------- ------------------ ------------- ------------------ -------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Shareholders of ServiceMaster Limited Partnership:

We have audited in accordance with generally accepted auditing standards, the financial statements included in The ServiceMaster Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules included in Part IV in the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                     Arthur Andersen LLP
Chicago, Illinois
January 25, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE SERVICEMASTER COMPANY
                                                       Registrant




Date: March 18, 1999                         By:    /s/ C. WILLIAM POLLARD
                                                 -------------------------------
                                                     C. William Pollard
                                                     Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.


         Signature                               Title                                  Date
---------------------------                 ------------------------            ----------------


/s/ C. WILLIAM POLLARD                      Chairman and Director               March 18, 1999
---------------------------
  C. William Pollard



/s/ CARLOS H. CANTU                         President and Chief Executive       March 18, 1999
---------------------------
  Carlos H. Cantu                           Officer and Director



/s/ PHILLIP B. ROONEY                       Vice Chairman and Director          March 18 1999
----------------------
   Phillip B. Rooney



/s/ CHARLES W. STAIR                        Vice Chairman and Director          March 18, 1999
----------------------
 Charles W. Stair



/s/ STEVEN C. PRESTON                       Executive Vice President and        March 18, 1999
----------------------
  Steven C. Preston                         Chief Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

/s/ PAUL W. BEREZNY, JR.                    Director                            March 18, 1999
------------------------
   Paul W. Berezny, Jr.


         Signature                               Title                                  Date
---------------------------                 ------------------------            ----------------

/s/ HENRY O. BOSWELL                        Director                                March 18, 1999
----------------------
   Henry O. Boswell



/s/ BRIAN GRIFFITHS                         Director                                March 18, 1999
----------------------
   Brian Griffiths



/s/SIDNEY E. HARRIS                         Director                                March 18, 1999
----------------------
   Sidney E. Harris



/s/ HERBERT P. HESS                         Director                                March 18, 1999
----------------------
   Herbert P. Hess



/s/ MICHELE M. HUNT                         Director                                March 18, 1999
---------------------------
   Michele M. Hunt



/s/ GUNTHER H. KNOEDLER                     Director                                March 18, 1999
-----------------------
   Gunther H. Knoedler



/s/ JAMES D. McLENNAN                       Director                                March 18, 1999
----------------------
   James D. McLennan



/s/ VINCENT C. NELSON                       Director                                March 18, 1999
----------------------
   Vincent C. Nelson



/s/ DALLEN W. PETERSON                      Director                                March 18, 1999
---------------------------
   Dallen W. Peterson



         Signature                               Title                                  Date
---------------------------                 ------------------------            ----------------



/s/  STEVEN S REINEMUND                     Director                                March 18, 1999
------------------------
   Steven S Reinemund



/s/ BURTON E. SORENSEN                      Director                                March 18, 1999
------------------------
   Burton E. Sorensen



/s/ DAVID K. WESSNER                        Director                                March 18, 1999
------------------------
   David K. Wessner


                                 Exhibits Index


Exhibit No.                       Description of Exhibit
----------   -------------------------------------------------------------------

  1.1 Underwriting Agreement dated as of August 6, 1997 among The ServiceMaster Company and J.P. Morgan, is incorporated by reference to Exhibit 1.1 to the ServiceMaster Limited Partnership, The ServiceMaster Company Limited Partnership and ServiceMaster Incorporated of Delaware Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 28, 1997 (the "July 28, 1997 Registration Statement").

  1.2 Underwriting Agreement dated as of February 25, 1998 among The ServiceMaster Company and J.P. Morgan Securities, Inc., Goldman, Sachs & Co., BancAmerica Robertson Stephens, First Chicago Capital Markets, Inc. and NationsBanc Mongtomgery Securities L.L.C. is incorporated by reference to the Exhibit 1 to the Current Report on Form 8-K as filed by The ServiceMaster Company on February 27, 1998 (the "Company February 27, 1998 8-K").

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

  2.3 Merger and Reorganization Agreement as amended and restated on October 3, 1997 is incorporated by reference to Exhibit 5 to the Current Report on Form 8-K as filed by ServiceMaster Limited Partnership on December 29, 1997 (the "SMLP December 29, 1997 8-K") and to Exhibit 5 to the Current Report on Form 8-K as filed by The ServiceMaster Company on Form 8-K on February 26, 1998 - second of three 8-K reports filed on that date (the "Company February 26, 1998 8-K, No. 2").

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

  2.6 The Plan of Reorganization and Agreement and Plan of Merger dated as of November 1, 1998 by and among LandCare USA, Inc., The ServiceMaster Company and SVM Acquisition Corporation is
             incorporated by reference to Appendix A to the Proxy Statement/Prospectus included as part of the Registration Statement on Form S-4 as filed by The ServiceMaster Company on February 10, 1999 (SEC Registration No. 333-70191).

Exhibit No.                       Description of Exhibit
----------   -------------------------------------------------------------------

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

  4.4 First Supplemental Indenture dated as of August 15, 1997 among The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 1997 as filed by The ServiceMaster Company (the "1997 10-K").

  4.5 Second Supplemental Indenture dated as of January 1, 1998 among The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 2 to the Current Report on Form 8-K as filed by The ServiceMaster Company on Form 8-K on February 26, 1998 - first of three 8-K reports filed on that date (the "Company February 26, 1998 8-K, No. 1").

  4.6 Third Supplemental Indenture dated as of March 2, 1998 among The ServiceMaster Company and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K as filed by The ServiceMaster Company on February 27, 1998 (the "Company February 27, 1998 8-K").

  4.7 Form of 6.95% Note due August 14, 2007 is incorporated by reference to Exhibit 4.2 to the July 28, 1997 Registration Statement.

  4.8 Form of 7.45% Note due August 14, 2027 is incorporated by reference to Exhibit 4.2 to the July 28, 1997 Registration Statement.

  4.9 Form of 7.10% Note due March 1, 2018 is incorporated by reference to Exhibit 4.1 to the Company February 27, 1998 8-K.

  4.10 Form of 7.25% Note due March 1, 2038 is incorporated by reference to Exhibit 4.2 to the Company February 27, 1998 8-K.

Exhibit No.                       Description of Exhibit
----------   -------------------------------------------------------------------

10.1 $750,000,000 Credit Agreement between The ServiceMaster Company Limited Partnership, First National Bank of Chicago and Morgan Guaranty Trust Company dated as of April 1, 1997 is incorporated by reference to Exhibit 10.2 to the 1997 10-K.

10.2 Form of Deferred Directors Fee Agreement as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit 10(c)(4) to the Annual Report on Form 10-K for the year ended December 31, 1980 as filed by ServiceMaster Limited Partnership (the "1980 10-K").

10.3 Incentive Reward Compensation Plan as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit 10(c)(6) to the 1980 10-K.

10.4 ServiceMaster Profit Sharing, Savings and Retirement Plan as assumed by The ServiceMaster Company in the Reincorporating Merger amended and restated effective January 1, 1987 is incorporated by reference to the exhibit so captioned to the Annual Report on Form 10-K for the year ended December 31, 1987 as filed by ServiceMaster Limited Partnership (the "1987 10-K").

10.5 The Terminix International Company LP Profit Sharing Retirement Plan (previously known as Cook International, Inc. Profit Sharing Retirement Plan) effective January 1, 1984; Amendment No. One to The Terminix International Company L.P. Profit Sharing Retirement Plan effective January 1, 1986 and April 1, 1986; Amendment No.
             Two, effective April 1, 1986; Amendment No. Three, effective January 1, 1987 and January 1, 1988; The Terminix International Company L.P. Profit Sharing Retirement Trust, all of which are incorporated by reference to Exhibit 10.15 to the 1987 10-K.

10.6 ServiceMaster 10-Plus Plan as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to
             Exhibit 4.2 to the ServiceMaster Limited Partnership Registration Statement on Form S-8 (No. 33-39148) filed with the SEC on February 26, 1991 (the "10-Plus Registration Statement").

10.7         Form of Option  Agreement  for the  ServiceMaster  10-Plus  Plan is
             incorporated   by   reference   to  Exhibit   4.3  to  the  10-Plus
             Registration Statement.

10.8 Form of Directors Deferred Fees Plan (ServiceMaster Shares Alternative) as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit
             10.18 to the Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K").

10.9 Form of Directors Deferred Fees Agreement (ServiceMaster Shares Alternative) as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit
             10.19 of the 1990 10-K.

10.10 Form of ServiceMaster Deferred Fees Plan Trust is incorporated by reference to Exhibit 10.20 of the 1990 10-K.

10.11 ServiceMaster 10-Plus Plan as amended September 3, 1991 and as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K").

10.12 Form of Option Agreement for the ServiceMaster 10-Plus Plan as amended September 3, 1991 is incorporated by reference to Exhibit
             10.22 to the 1991 10-K.

Exhibit No.                       Description of Exhibit
----------   -------------------------------------------------------------------

10.13 ServiceMaster 1994 Non-Employee Director Share Option Plan as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit to the ServiceMaster Limited Partnership Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 5, 1994 (the "Directors Share Plan Registration Statement").

10.14 Form of Option Agreement for the ServiceMaster 1994 Non-Employee Director Share Option Plan is incorporated by reference to Exhibit
             4.3 to the Directors Share Plan Registration Statement.

10.15 ServiceMaster 1997 Share Option Plan as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31,1996 as filed by ServiceMaster Limited Partnership (the "1996 10-K").

10.16 Form of Option Agreement for the ServiceMaster 1997 Share Option Plan is incorporated by reference to Exhibit 10.29 to the 1996 10-K.

10.17        ServiceMaster 1998 Equity Incentive Plan as adopted on December 17,
             1997  and  approved  by  the   stockholders   on  May  1,  1998  is
             incorporated by reference to Exhibit 10.15 to the 1997 10-K.

10.18        Form  of  Option  Agreement  for  the  ServiceMaster   1998  Equity
             Incentive Plan (Non-Qualifying Stock Options) as incorporated by reference to Exhibit 10.20 to the 1997 10-K.

10.19        Form  of  Option  Agreement  for  the  ServiceMaster   1998  Equity
             Incentive  Plan  (Incentive   Stock  Options)  as  incorporated  by
             reference to Exhibit 10.21 to the 1997 10-K.

10.20 ServiceMaster 1998 Non-Employee Directors Discounted Stock Option Plan as incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.21 ServiceMaster 1998 Long-Term Performance Award Plan as incorporated by reference to Exhibit 10.22 to the 1997 10-K.

11 Exhibit regarding detail of income per share computation for each of the three years ended December 31, 1998, 1997 and 1996 is incorporated by reference to the footnote on page 44 of the 1998 Annual Report (defined in Exhibit B).

13 The ServiceMaster Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Annual Report"). The parts of the 1998 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 1998 Annual Report are furnished for the information of the Commission and are not filed with this report.

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

Exhibit No.                       Description of Exhibit
----------   -------------------------------------------------------------------

99.3 Amended and Restated Agreement of Limited Partnership of ServiceMaster Consumer Services Limited Partnership effective June 30, 1992 is incorporated by reference to Exhibit 28.12 to the Annual Report on Form 10-K for the year ended December 31, 1992 as filed by ServiceMaster Limited Partnership.

99.4 News release dated March 23, 1999 regarding the announcement of a cash tender offer by the Registrant for all of the outstanding shares of American Residential Services, Inc.

                                Graphics Appendix


         This appendix describes the graphics which will be filed separately with the Securities and Exchange Commission as an electronic filing.

         A Performance Graph is set forth on page 18 of the Company's proxy statement for the Annual Meeting of the Stockholders to be held on April 30, 1999 which consists of a line graph which compares the yearly percentage change in ServiceMaster's cumulative total shareholder return on its shares (computed in accordance with the Item 402(l) of Reg. S-K) with the cumulative return on the stocks of the companies within the S&P 500 Index and with the Dow Jones Consumer Services Index over the five year period from January 1, 1994 to December 31, 1998. The chart shows that ServiceMaster outperformed the S&P 500 Index in 1997 and 1998 and the Dow Jones Consumer Services Index in 1996 and 1997.