Form 10-Q
period 1999-03-31
SERVICEMASTER CO
filed 1999-05-14
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          __X__  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of shares: 311,316,447 shares as of May 5, 1999.

This document consists of 17 pages, including the cover page.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
THE SERVICEMASTER COMPANY (Registrant) -


Part I.  Financial Information
-------  ---------------------

Consolidated Statements of Income for the
   three months ended March 31, 1999 and March 31, 1998                        2

Consolidated Statements of Financial Position
   as of March 31, 1999 and December 31, 1998                                  3

Consolidated Statements of Cash Flows for the
   three months ended March 31, 1999 and March 31, 1998                        4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
   and Results of Operations                                                   8


Part II.  Other Information
--------  -----------------

Item 5:  Other Information                                                    15
   Sale of Premier Manufacturing Support Services


Signature                                                                     16


                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                           Three Months Ended
                                                                                  March 31,
                                                                        1999                  1998
                                                                     -----------          -----------

Operating Revenue..............................................     $  1,115,062        $     981,788

Operating Costs and Expenses:
Cost of services rendered
and products sold..............................................          899,815              794,797
Selling and administrative expenses............................          136,619              117,218
                                                                     -----------          -----------

Total operating costs and expenses.............................        1,036,434              912,015
                                                                     -----------          -----------

Operating Income...............................................           78,628               69,773

Non-operating Expense (Income):
Interest expense...............................................           21,948               24,095
Interest and investment income.................................           (3,621)              (3,435)
                                                                     -----------          -----------

Income before Income Taxes.....................................           60,301               49,113
Provision for income taxes.....................................           24,692               19,843
                                                                     -----------          -----------

Net Income.....................................................     $     35,609        $      29,270
                                                                     ===========          ===========

Per Share: (1) (2)

Basic..........................................................            $ .12                $ .10
                                                                           =====                =====

Diluted........................................................            $ .12                $ .10
                                                                           =====                =====

Dividends per share (2)........................................            $ .09                $ .08
                                                                           =====                =====


(1) Basic earnings per share are calculated based on 299,602 shares in 1999 and 279,895 shares in 1998 while diluted earnings per share are calculated based on 307,959 shares in 1999 and 289,455 shares in 1998.

(2) On July 24, 1998, the Board of Directors of the Company declared a three-for-two share split effective August 26, 1998, for shareholders of record on August 12, 1998. All shares and per share data have been restated for all periods presented to reflect the three-for-two split.








                 See Notes to Consolidated Financial Statements


                            THE SERVICEMASTER COMPANY
                  Consolidated Statements of Financial Position
                                 (In thousands)
                                                                                  As of
                                                                         March 31,      December 31,
                                                                           1999             1998
                                                                       ------------    -------------
Assets

Current Assets:
Cash and cash equivalents............................................ $      31,488   $       66,400
Marketable securities................................................        54,592           54,022
Receivables, less allowances of $41,159
   and $38,988, respectively.........................................       430,649          372,375
Inventories..........................................................        63,810           49,770
Prepaid expenses and other assets....................................       214,854          127,635
                                                                       ------------    -------------
    Total current assets.............................................       795,393          670,202
                                                                       ------------    -------------

Property and Equipment:
   At cost...........................................................       578,626          441,209
   Less:  accumulated depreciation...................................       302,177          229,049
                                                                       ------------    -------------
    Net property and equipment.......................................       276,449          212,160
                                                                       ------------    -------------

Intangible assets, primarily trade names and goodwill,
   net of accumulated amortization of $282,934
   and $272,254, respectively........................................     2,231,194        1,884,002
Notes receivable, long-term securities, and other assets.............       142,773          148,487
                                                                       ------------    -------------

    Total assets.....................................................$    3,445,809   $    2,914,851
                                                                       ============    =============


Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable.....................................................$      122,328   $      110,523
Income taxes payable.................................................        27,616           84,165
Accrued liabilities..................................................       262,107          302,424
Deferred revenues....................................................       254,916          204,969
Current portion of long-term obligations.............................        47,164           51,616
                                                                       ------------    -------------
    Total current liabilities........................................       714,131          753,697
                                                                       ------------    -------------

Long-Term Debt.......................................................     1,412,177        1,076,167
Other Long-Term Obligations..........................................       136,164          128,501
Commitments and Contingencies .......................................

Shareholders' Equity:
Common stock $0.01 par value, authorized 1 billion shares; issued
    and outstanding 310,150 and 298,030 shares, respectively.........         3,102            2,980
Additional paid-in capital...........................................     1,008,108          788,124
Retained earnings....................................................       189,743          179,840
Accumulated other comprehensive income...............................           (79)           3,911
Restricted stock.....................................................        (3,181)          (3,383)
Treasury stock.......................................................       (14,356)         (14,986)
                                                                       ------------    -------------
    Total shareholders' equity.......................................     1,183,337          956,486
                                                                       ------------    -------------
    Total liabilities and shareholders' equity.......................$    3,445,809   $    2,914,851
                                                                       ============    =============




                       See Notes to Consolidated Financial Statements

                                       3


                            THE SERVICEMASTER COMPANY
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               1999             1998
                                                                          ------------      ------------

Cash and Cash Equivalents at January 1................................  $       66,400     $      64,876

Cash Flows from Operations:
Net Income............................................................          35,609            29,270
    Adjustments to reconcile net income
    to net cash flows from operations:
       Depreciation...................................................          14,893            11,639
       Amortization...................................................          10,680             9,598
       Change in working capital, net of acquisitions:
         Receivables..................................................         (13,462)          (12,535)
         Inventories and other current assets.........................         (88,536)          (70,791)
         Accounts payable.............................................          (2,137)           (2,394)
         Deferred revenues............................................          40,500            38,026
         Accrued liabilities..........................................         (21,764)            7,269
         Deferred 1998 tax payment....................................         (78,478)                -
       Other, net.....................................................           3,175             2,503
                                                                         -------------      ------------
Net Cash Provided from (Used for) Operations..........................         (99,520)           12,585
                                                                         -------------      ------------

Cash Flows from Investing Activities:
    Business acquisitions, net of cash acquired.......................        (172,445)         (106,481)
    Property additions................................................         (24,731)          (23,354)
    Sale of equipment and other assets ..............................            2,821               748
    Payments to sellers of acquired businesses........................          (3,525)           (3,757)
    Notes receivable and financial investments........................          (2,105)           (1,012)
    Net purchases of investment securities............................          (4,431)             (639)
                                                                         -------------      ------------
Net Cash Used for Investing Activities................................        (204,416)         (134,495)
                                                                         -------------      ------------

Cash Flows from Financing Activities:
    Borrowings, net...................................................         415,991           123,242
    Payment of borrowings and other obligations.......................        (122,444)          (10,586)
    Shareholders' dividends...........................................         (25,705)          (22,124)
    Purchase of ServiceMaster stock...................................          (4,341)           (4,018)
    Proceeds from employee share plans................................           5,023             1,990
    Other.............................................................             500             1,390
                                                                         -------------      ------------
Net Cash Provided from Financing Activities...........................         269,024            89,894
                                                                         -------------      ------------

Cash Decrease during the Period.......................................         (34,912)          (32,016)
                                                                         -------------      ------------

Cash and Cash Equivalents at March 31.................................  $       31,488     $      32,860
                                                                         =============      ============







                 See Notes to Consolidated Financial Statements

                                       4

                              THE SERVICEMASTER COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The consolidated financial statements include the accounts of ServiceMaster and its significant subsidiaries, collectively referred to as "the Company". Intercompany transactions and balances have been eliminated in consolidation.

Note 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. In the opinion of the Company, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of The ServiceMaster Company as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998, have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. All such costs are fully recognized within the fiscal year in which they are incurred.

Note 4: On July 24, 1998, the Company's Board of Directors declared a three-for-two share split effective August 26, 1998, for shareholders of record on August 12, 1998. All share and per share data have been restated for all periods presented to reflect this three-for-two split.

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

                                                       Three Months                      Three Months
                                                   ended March 31, 1999              ended March 31, 1998
                                              -------------------------------    ------------------------------

(In thousands, except per share data)           Income      Shares       EPS        Income      Shares      EPS
                                                ------      ------       ---        ------      ------      ---
Basic earnings per share                        $35,609     299,602     $0.12       $29,270     279,895    $0.10
                                                                       ======                             ======
Effect of dilutive securities, net of tax:
   Options                                            -       8,357                       -       8,913
   6% Convertible debenture                           -           -                      32         647
                                             ----------   ---------              ----------   ---------
Diluted earnings per share                      $35,609     307,959     $0.12       $29,302     289,455    $0.10
                                             ==========   =========    ======    ==========   =========   ======

Note 6: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 is presented in the following table. The increase in interest paid in 1999 is primarily due to the timing of payments. The significant increase in income taxes paid in 1999 reflects the payment of the 1998 federal tax obligation.


                                                                   (In thousands)
                                                                 1999         1998
Cash paid or (received for):                                    ------       ------
----------------------------
Interest expense............................................  $   33,551  $   31,910
Interest and dividend income................................  $   (2,104) $   (2,007)
Income taxes................................................  $   79,549  $    2,700


Note 7: Total comprehensive income for the three months ended March 31, 1999 and 1998 was $31.6 million and $31.3 million, respectively, which included primarily net income and unrealized gains on marketable securities.

Note 8: On March 18, 1999, the Company completed the acquisition of LandCare USA, Inc. (LandCare) which, when combined with the existing landscape operations of ServiceMaster, created the largest commercial landscaping company in America with annualized revenues in excess of $550 million. The Company issued shares valued at approximately $192 million and assumed debt of approximately $127 million ($117 million of which was paid off at closing). The acquisition has been accounted for using the purchase method and the results of LandCare have been included in the Company's financial statements since the date of acquisition. The excess of the consideration paid over the fair value of the business of $260 million was recorded as goodwill and is being amortized on a straight-line basis over 40 years. This allocation of purchase price is preliminary and subject to change as additional information is obtained related to the fair values of the acquired net assets.

Note 9: The business of the Company is primarily conducted through the ServiceMaster Consumer and Commercial Services and ServiceMaster Management Services operating units. The Consumer and Commercial Services unit provides a variety of specialty services to residential and commercial customers. The Management Services unit provides a variety of supportive management services to health care, education, and commercial accounts. The Company derives substantially all of its revenues from customers in the United States with less than five percent generated in foreign markets.

The Other Operations group includes primarily ServiceMaster Employer Services, a professional employer organization that provides clients with administrative processing of payroll, insurance, and other employee benefit programs, Diversified Health Services which provides services and products to the long-term care industry, and the Company's headquarters operation. Segment information as of and for the three months ended March 31 are as follows:


                            Consumer & Commercial       Management        Other
          1999                    Services               Services       Operations    Consolidated
-------------------------   ---------------------       ----------      ----------    ------------
Operating Revenue                $   461,977             $ 501,212       $ 151,873     $ 1,115,062
Operating Income                 $    62,541             $  19,202       $  (3,115)    $    78,628
Total Assets                     $ 2,819,610             $ 243,204       $ 382,995     $ 3,445,809

          1998
-------------------------
Operating Revenue                $   363,892             $ 473,886       $ 144,010     $   981,788
Operating Income                 $    49,537             $  18,316       $   1,920     $    69,773
Total Assets                     $ 2,009,192             $ 207,976       $ 481,063     $ 2,698,231

Note 10: In late 1998, the Company determined to discontinue its activities in the Home Health Care business and established pretax reserves of $8 million related to the costs associated with exiting certain customer arrangements. At the time, the Company also recognized certain impairment losses and wrote-off certain accounts receivable. The Company has substantially completed the exit of direct Home Health Care operations in the first quarter, and has determined that the reserve is adequate. The results of operations of the Home Health Care business were not material to the Company's financial results for the periods presented.

Note 11: In June 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company intends to adopt this statement in January 2000 as required by the Statement. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

                              THE SERVICEMASTER COMPANY
                         MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998
-------------------------------------------------

Revenues increased 14 percent to $1.1 billion in the first quarter of 1999 through a combination of acquisitions and solid base business growth. Approximately nine percent of the revenue increase resulted from internal growth and small roll-up acquisitions in existing service lines; primarily lawn care and pest control, with another five percent coming from other acquisitions primarily in landscaping. Operating income increased 13 percent to $78.6 million, while margins of 7.1 percent of revenue remained consistent with 1998. The operating margin benefit from the more rapid growth of the Company's higher margin businesses was offset by losses in the Diversified Health Services operations. Diluted earnings per share in the first quarter were $.12 compared to $.10 last year. Net income grew 22 percent to $35.6 million, a faster rate than earnings per share due to an increase in shares outstanding resulting from the Company's equity offering in May 1998, and shares issued for acquisitions.

The Consumer and Commercial Services business unit reported revenue of $462 million, an increase of 27 percent, and operating income of $62.5 million, 26 percent higher than last year. The segment's growth included double digit increases at all of the companies in this unit, reflecting acquisitions and internal growth. TruGreen-ChemLawn achieved strong revenue and profit growth, which included the successful ongoing integration of the commercial landscape business. About 12 percent of the segment's revenue growth came from the entry into commercial landscaping. With the acquisition of LandCare USA, which was completed on March 18, the Company becomes the largest provider of commercial landscape services in the country and provides TruGreen-ChemLawn the opportunity to integrate its traditional fertilizer and weed control services with landscape maintenance and installation. The lawn care operations had increased volume and good customer count increases, despite less favorable weather conditions in many parts of the country compared to the prior year. Terminix reported strong increases in revenues and profits with continued strong customer reception of newer treatment alternatives, improved margins reflecting strong growth in higher margin termite completions and in the renewal contracts as well as the integration of acquisitions. American Home Shield had excellent increases in both revenues and profits, with double digit increases in warranty contracts sold through all distribution channels, which includes real estate, customer renewals, and direct-to-consumer sales. Rescue Rooter reported very strong growth in revenue and profits, as a result of strong base business growth, the successful integration of acquisitions, as well as productivity improvements. The franchise operations, Residential/Commercial and Merry Maids, reported strong growth in revenues and profits, despite an extremely tight labor market, with continued strong growth of company owned operations, increased franchise license sales, and effective cost controls.

On April 27, 1999, the Company successfully completed its tender offer for the outstanding shares of American Residential Services (ARS) at a purchase price of $5.75 per share in cash. Subsequent to the completion of the tender offer, the

Company and ARS effected a merger and ARS became a wholly-owned subsidiary of the Company. ARS provides comprehensive maintenance, repair and replacement services for HVAC, plumbing, electrical and other systems, and major appliances in homes and commercial buildings. The acquisition of ARS establishes the Company as one of the country's leading providers of heating, ventilation, and air conditioning services and will complement the Company's Rescue Rooter plumbing business. ARS will also support the HVAC services offered to the residential market by the Company through its American Home Shield warranty program and its maintenance management services of commercial HVAC equipment in hospitals and schools.

The Management Services business unit reported a six percent increase in revenues to $501 million and a five percent increase in operating income to $19.2 million. This growth reflects the benefit of acquisitions and internal growth, partially offset by the sale of the Company's Energy Management business in late 1998. The Healthcare market experienced a moderate decline in revenue and profits, primarily due to the effects of customer terminations in 1998 and continued margin pressures in the acute care sector of the market. The overhead reduction initiatives put in place last year helped offset lower gross margins. The Education market reported solid increases in revenues and profits, reflecting continued good sales momentum and controlled overhead spending. The Business & Industry group achieved strong growth in revenue and profits, reflecting base business growth and the integration of acquisitions.

On April 21, 1999, the Company sold one of its specialty units, Premier Manufacturing Support Services (Premier), to Durr AG of Germany for $76 million. Premier provides cleaning services for paint booths and other related maintenance services in the automotive industry. The Company believes that alliances or significant incremental investments would have been required to remain competitive in this industry. The sale of Premier allowed ServiceMaster to realize the significant appreciation in its investment and to reinvest the proceeds in initiatives more central to the Company's core strategies. The sale resulted in an after-tax gain of approximately $25 million, which will be recorded in the second quarter.

The Diversified Health Services operation, which provides a variety of services and products to the long-term healthcare market, reported an operating loss in the quarter. Changes in reimbursement policies and regulatory compliance standards have had a significant impact on the companies serving this industry. As a result, the Company has begun a strategic review and assessment of services comprising this business unit to determine how they fit into the Company's longer-term strategic objectives.

Cost of services rendered and products sold increased 13 percent, due primarily to general business growth and acquisitions, but decreased as a percentage of revenue to 80.7 percent from 81.0 percent in 1998. This decrease primarily reflects the changing mix of the business, as Consumer and Commercial Services increases in size in relationship to the overall business of the Company, as well as productivity improvements, and the successful integration of acquisitions at Consumer and Commercial Services. The Consumer and Commercial Services businesses generally operate at higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenues.

Selling and administrative expenses increased 17 percent, due to general business growth and acquisitions, and increased as a percentage of revenue to
12.3 percent from 11.9 percent in 1998. This increase as a percentage of revenue is primarily due to the changing business mix of the Company noted above.

Interest expense decreased from the prior year, reflecting a lower level of average outstanding borrowings, primarily due to the May 1998 equity offering.

FINANCIAL POSITION
------------------

Net cash used for operations of $100 million was significantly below the first quarter level in 1998. The decrease primarily reflects the deferral of the 1998 federal tax payment until March of 1999 as well as increased investments in the Company's seasonal businesses, including additional investments in the commercial landscaping operation, and the timing of certain payments throughout the enterprise. Federal taxes of $78 million on the Company's 1998 earnings were accrued for in the financial statements in 1998, but not paid until the first quarter of 1999. Excluding this tax payment, cash used for operations was $21 million. (Some of the tax expense in 1998 and 1999 will be deferred for longer periods of time due to the significant timing difference between book and tax basis.) Due to the seasonality of the lawn care, landscape and pest control operating cycles, the Company's working capital needs are the highest during the first quarter. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Accounts and notes receivable grew over year end levels, reflecting general business growth, increased seasonal activity in the Consumer and Commercial Services segment, and acquisitions, primarily LandCare. Inventories also increased over year end levels as a result of normal seasonal build-ups in the lawn care business and acquisitions.

Prepaids and other assets have increased from year end because of seasonality in the lawn care business and the increased volume of warranty contracts written at American Home Shield. The lawn care operation defers certain marketing costs that are incurred during the first quarter, but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. Deferred revenues also grew significantly, reflecting strong growth at American Home Shield and increases in customer prepayments for lawn care services.

Property  and   equipment   increased  due  to  general   business   growth  and
acquisitions, primarily LandCare. Capital expenditures grew, reflecting increased investments in technology throughout the organization, business growth, and recurring capital needs. The Company has no material capital commitments at this time.

Intangible assets increased $347 million from year end, reflecting the effect of the acquisitions, which included $260 million from LandCare and various smaller acquisitions in the Consumer and Commercial Services segment.

Accrued liabilities decreased from year end, primarily due to the 1998 tax payment made in March of 1999. Debt levels increased due to the seasonal nature of the Company's operating cash flows and the 1998 tax payment, combined with the effects of acquisitions and property additions. The Company is party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios, and net worth. The Company is in compliance with the covenants related to these debt agreements.

Total shareholders' equity increased to $1.2 billion in 1999 from $956 million at December 31, 1998, reflecting earnings growth as well as the shares issued for acquisitions, partially offset by cash dividends and treasury share repurchases. Cash dividends paid directly to shareholders totaled $27 million or $.09 per share. The increase from the prior year reflects a 13 percent increase in the dividend rate per share and an increase in shares outstanding, primarily resulting from the May 1998 equity offering and shares issued in acquisitions.

YEAR 2000 READINESS DISCLOSURE
------------------------------

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

State of Readiness. The Company has initiated a program (the "Y2K program") to address Y2K issues as they affect the Company's information technology (IT) systems, electronic data interfaces and its non-IT hardware and services. The Y2K program was set up to use the following steps as appropriate: inventory - assessment - planning renovation - testing - implementation. In addition, the program calls for inquiries of the Company's major suppliers of goods and services to determine their Y2K status and a review of the Company's relationships with its customers to determine if the Company has any responsibility for the status of the customers' IT and/or non-IT systems and hardware.

In 1998, the Company began to monitor its progress on the Y2K program on a consolidated basis and completed an inventory which covered both IT and non-IT items for all operating companies and administrative units within the ServiceMaster enterprise. All items in the inventory were placed in one of four categories: mission critical, critical, important and ordinary within the context of the operating company or administrative unit involved. (A "mission critical" or "critical" designation for an item within an operating company or administrative unit does not necessarily hold the same level of criticality from the perspective of the entire ServiceMaster enterprise.)

Remediation plans have been developed for the mission critical and critical matters, with milestones established for each plan which enable management to measure the progress made in respect of a plan against the work schedule established for that plan. Although these plans encompass many separately identifiable items, from a ServiceMaster enterprise standpoint, there are nine projects (the "Key Projects") which management has identified as either mission critical or critical and which will require a measurable amount of attention to remediate. Although all of the Key Projects are scheduled for completion before the end of the year 1999, most of the Key Projects are scheduled for completion by June 30, 1999. As of May 10, 1999, work on each of the Key Projects was on schedule and the Company believes that all Key Projects will be completed in accordance with their scheduled completion dates.

The Company utilized the services of an outside consultant for the Y2K program to help identify Y2K issues and to develop a system to closely monitor remediation work. In early 1998, the Company established a Y2K committee in the parent unit with responsibility for monitoring the Y2K program in each of the Company's operating units and for providing status reports to the Board of Directors.

In addition to the Key Projects, remediation plans are being developed for LandCare USA, Inc. and American Residential Services, which were acquired in March and April of 1999, respectively. In both cases, the companies have extensive branch networks which operate on a variety of different platforms. The Company intends to remediate these branches by implementing a common operating system where possible by year end, and implementing Y2K upgrades to the existing systems in the other branches. At this time, the Company does not expect Y2K problems to occur as a result of the 1999 acquisitions which will have a material adverse effect on the ServiceMaster enterprise.

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

The Company's Year 2000 costs to date are not material to its results of operations or financial position and the Company does not expect its future Year 2000 costs to be material to the Company's results of operations or financial position. All Year 2000 costs (as well as the costs of installing the system upgrades referred to above) have been, and are expected to continue to be, funded with cash from operations.

Year 2000 Risks. The Company believes that its greatest risk in respect of the Year 2000 problem, is that key third party suppliers of goods or services may fail to complete their own remediation efforts in a timely manner and thereby provoke an interruption in the ability of one or more of the operating segments of the Company to provide uninterrupted services to their customers. Utility services (electrical, water and gas), telephone service, banking services and, to a much lesser degree, the delivery of certain products are the critical items in this regard. Based on the Company's inquiries to its providers of goods and services and on the basis of the Company's general knowledge of the state of readiness of the utility companies and banks with which it does business, the Company does not expect to suffer any material interruption in the services on which the Company depends.

The Company has reviewed its agreements with certain of its customers, including particularly the customers of its Management Services units for whom such units provide facility management services. The Company is satisfied that it is not responsible, contractually or otherwise, for the Y2K readiness of the customer's IT and non-IT systems and hardware, and the Company is in the process of notifying all of its customers to this effect where, in the Company's judgment, the nature of the customers' business or facility warranted such notices.

Where the Company uses its own software in the course of providing management services, the Company is responsible to make such software Y2K ready. The Company is confident that such software is already, or soon will be, Y2K ready. For those units of the Company which sell franchises and which provide software to the franchisees, such software is already, or soon will be, fully Y2K ready or, alternatively, provision has been made for making available to franchisees software from third-party developers from whom appropriate Y2K assurances have been or will be received.

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

Definition. As used in this Year 2000 Readiness Disclosure Statement, the term "year 2000 ready" or "Y2K ready" when used with reference to a item of software or equipment means the capability of the software or equipment to process correctly (including calculating, comparing, sequencing, displaying, or storing), transmit, or receive date data from, into, and between the 20th and 21st centuries, and during the years 1999 and 2000, and to make leap year calculations, provided that all products used with the software or equipment properly exchange accurate date data with it.

                               PART II. OTHER INFORMATION


ITEM 5:  OTHER INFORMATION

SALE OF PREMIER MANUFACTURING SUPPORT SERVICES
----------------------------------------------

On April 27, 1999, the Company announced the sale of Premier Manufacturing Support Services (Premier) to Durr AG of Germany. Premier provides cleaning services for paint booths and other related maintenance services in the automotive industry. The sale price of Premier was $76 million, resulting in an after-tax gain of approximately $25 million.






In accordance with the Private Securities Litigation Reform Act of 1995, the Company notes that statements that look forward in time, which include everything other than historical information, involve risks and uncertainties that may affect the Company's actual results of operations. Factors which could cause actual results to differ materially include the following (among others): weather conditions adverse to certain of the Company's Consumer and Commercial Services businesses, labor shortages, the entry of additional competitors in any of the markets served by the Company, consolidation of hospitals in the healthcare market, the condition of the U.S. economy, the inability of key suppliers to achieve timely Y2K compliance in their delivery systems or the inability of the Company to make its own systems Y2K compliant, and other factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1999


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:                    /s/Steven C. Preston
                             -------------------------------------------------
                                                    Steven C. Preston
                          Executive Vice President and Chief Financial Officer