Form 10-Q
period 1999-06-30
SERVICEMASTER CO
filed 1999-08-16
CIK 1052045

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of shares: 311,933,000 shares on August 10, 1999.

This document consists of 20 pages, including the cover page.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
THE SERVICEMASTER COMPANY (Registrant) -


Part I.  Financial Information
-------  ---------------------

Consolidated Statements of Income for the three and
   six months ended June 30, 1999 and June 30, 1998                            2

Consolidated Statements of Financial Position
   as of June 30, 1999 and December 31, 1998                                   3

Consolidated Statements of Cash Flows for the six months
   ended June 30, 1999 and June 30, 1998                                       4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
   and Results of Operations                                                   9


Part II.  Other Information
--------  -----------------

Item 1:  Legal Proceedings                                                    18


Signature                                                                     19


                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                                             Three Months Ended                        Six Months Ended
                                                                  June 30,                                 June 30,

                                                          1999               1998                  1999               1998
                                                   --------------------------------------   --------------------------------------

Operating Revenue...............................     $    1,537,074     $    1,244,627        $    2,652,136     $    2,226,415

Operating Costs and Expenses:
Cost of services rendered
   and products sold............................          1,168,837            951,366             2,068,652          1,746,163
Selling and administrative expenses.............            226,098            179,466               362,717            296,684
Other, net (1)..................................             85,500                  -                85,500                  -
                                                     --------------     --------------        --------------     --------------
Total operating costs and expenses..............          1,480,435          1,130,832             2,516,869          2,042,847
                                                     --------------     --------------        --------------     --------------

Operating Income................................             56,639            113,795               135,267            183,568

Non-operating Expense (Income):
Interest expense................................             28,890             24,545                50,838             48,640
Interest and investment income..................             (5,649)            (5,389)               (9,270)            (8,824)
                                                     --------------     --------------        --------------     --------------

Income before Income Taxes......................             33,398             94,639                93,699            143,752
Provision for income taxes......................             15,363             38,235                40,055             58,078
                                                     --------------     --------------        --------------     --------------

Net Income......................................     $       18,035     $       56,404        $       53,644     $       85,674
                                                     ==============     ==============        ==============     ==============

Per Share
   Basic (1)(2)(3)..............................               $.06               $.20                  $.18               $.30
                                                               ====               ====                  ====               ====
   Diluted (1)(2)(3)............................               $.06               $.19                  $.17               $.29
                                                               ====               ====                  ====               ====

 Dividends Per Share............................               $.09               $.08                  $.18               $.16
                                                               ====               ====                  ====               ====


(1) In the second quarter of 1999, the Company realized an after-tax gain of $30 million ($50.1 million pretax)  relating to the sales of its Premier  automotive
business  and  its  remaining  15  percent  interest  in  ServiceMaster   Energy
Management,  and  recorded a one-time  after-tax  charge of $81 million  ($135.6 million pretax) relating to its Diversified Health Services business.  Excluding the impact of these items, net income and earnings per share were as follows:


                                                             Three Months Ended                        Six Months Ended
                                                                  June 30,                                 June 30,

                                                          1999               1998                  1999               1998
                                                   --------------------------------------   --------------------------------------

Net income before non-recurring items, net.......    $       69,335     $       56,404       $       104,944     $       85,674
Per share before non-recurring items, net:
   Basic.........................................              $.22               $.20                  $.34               $.30
                                                               ====               ====                  ====               ====
   Diluted.......................................              $.22               $.19                  $.34               $.29
                                                               ====               ====                  ====               ====


(2) Basic earnings per share are calculated based on 310,431 shares and 286,778 shares for the three months ended June 30, 1999 and 1998, respectively and 305,047 shares and 283,001 shares for the six months ended June 30, 1999 and 1998, respectively. Diluted earnings per share are calculated based on 318,179 shares and 296,441 shares for the three months ended June 30, 1999 and 1998, respectively and 313,099 shares and 292,610 shares for the six months ended June
30, 1999 and 1998, respectively.

(3) All share and per share data reflect the three-for-two share split effective
August 26, 1998.


                 See Notes to Consolidated Financial Statements

                                        2


                                       THE SERVICEMASTER COMPANY
                             Consolidated Statements of Financial Position
                                            (In thousands)

                                                                                  As of
                                                                         June 30,       December 31,
                                                                           1999             1998
                                                                       ------------    -------------
Assets

Current Assets:
Cash and cash equivalents............................................ $      53,934   $       66,400
Marketable securities................................................        55,713           54,022
Receivables, less allowances of $43,608
   and $38,988, respectively.........................................       575,120          372,375
Inventories..........................................................        82,586           49,770
Prepaid expenses and other assets....................................       217,231          127,635
                                                                       ------------    -------------
    Total current assets.............................................       984,584          670,202
                                                                       ------------    -------------

Property and Equipment:
   At cost...........................................................       629,912          441,209
   Less:  accumulated depreciation...................................       320,265          229,049
                                                                       ------------    -------------
    Net property and equipment.......................................       309,647          212,160
                                                                       ------------    -------------

Intangible assets, primarily trade names and goodwill,
   net of accumulated amortization of $297,070
   and $272,254, respectively........................................     2,370,531        1,884,002
Notes receivable, long-term securities, and other assets.............       144,417          148,487
                                                                       ------------    -------------

    Total assets..................................................... $   3,809,179   $    2,914,851
                                                                       ============    =============


Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable..................................................... $     157,490   $      110,523
Income taxes payable.................................................        45,487           84,165
Accrued liabilities..................................................       342,205          302,424
Deferred revenues....................................................       254,346          204,969
Current portion of long-term obligations.............................        46,283           51,616
                                                                       ------------    -------------
    Total current liabilities........................................       845,811          753,697
                                                                       ------------    -------------

Long-Term Debt.......................................................     1,644,961        1,076,167
Other Long-Term Obligations..........................................       125,043          128,501
Commitments and Contingencies .......................................

Shareholders' Equity:
Common stock $0.01 par value, authorized 1 billion shares; issued
    and outstanding 311,452 and 298,030 shares, respectively.........         3,115            2,980
Additional paid-in capital...........................................     1,026,398          788,124
Retained earnings....................................................       179,873          179,840
Accumulated other comprehensive income...............................          (252)           3,911
Restricted stock.....................................................        (2,981)          (3,383)
Treasury stock.......................................................       (12,789)         (14,986)
                                                                       ------------    -------------
    Total shareholders' equity.......................................     1,193,364          956,486
                                                                       ------------    -------------
    Total liabilities and shareholders' equity....................... $   3,809,179   $    2,914,851
                                                                       ============    =============

                 See Notes to Consolidated Financial Statements

                                        3


                                       THE SERVICEMASTER COMPANY
                                 Consolidated Statements of Cash Flows
                                             (In thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              1999              1998
                                                                          ------------      ------------

Cash and Cash Equivalents at January 1................................  $       66,400     $      64,876

Cash Flows from Operations:
Net Income............................................................          53,644            85,674
    Adjustments to reconcile net income
    to net cash flows from operations:
       Depreciation and amortization..................................          55,305            47,916
       Non-recurring items, net.......................................          51,300                 -
       Change in working capital, net of acquisitions:
         Receivables..................................................         (85,602)          (61,538)
         Inventories and other current assets.........................         (69,372)          (54,687)
         Accounts payable.............................................          16,335            11,197
         Deferred revenues............................................          27,473            29,682
         Accrued liabilities..........................................          59,149            48,350
         Deferred 1998 tax payment....................................         (78,478)                -
       Other, net.....................................................          (1,948)              779
                                                                         -------------      ------------
Net Cash Provided from Operations.....................................          27,806           107,373
                                                                         -------------      ------------

Cash Flows from Investing Activities:
    Business acquisitions, net of cash acquired.......................        (419,034)         (144,053)
    Property additions................................................         (50,203)          (40,241)
    Sale of equipment and other assets................................           2,861             2,814
    Proceeds from the sale of businesses..............................          68,260                 -
    Payments to sellers of acquired businesses........................          (6,506)           (5,130)
    Notes receivable and financial investments........................         (16,606)           (2,657)
    Net purchases of investment securities............................          (6,577)           (2,133)
                                                                         -------------      ------------
Net Cash Used for Investing Activities................................        (427,805)         (191,400)
                                                                         -------------      ------------

Cash Flows from Financing Activities:
    Borrowings, net...................................................         666,639           185,571
    Payments of borrowings and other obligations......................        (223,936)         (293,632)
    Shareholders' dividends...........................................         (54,985)          (34,718)
    Purchase of ServiceMaster stock...................................         (12,354)           (4,019)
    Proceeds from employee share plans................................          11,669             5,877
    Proceeds from stock offering......................................               -           209,391
    Other.............................................................             500             3,005
                                                                         -------------      ------------
Net Cash Provided from Financing Activities...........................         387,533            71,475
                                                                         -------------      ------------

Cash Decrease during the Period.......................................         (12,466)          (12,552)
                                                                         -------------      ------------

Cash and Cash Equivalents at June 30..................................  $       53,934     $      52,324
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

Note 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. In the opinion of the Company, all adjustments necessary to present fairly the financial position of The ServiceMaster Company as of June 30, 1999 and December 31, 1998, and the results of operations for the three month and six month periods ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998 have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

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


                                                        Three Months                     Three Months
                                                   Ended June 30, 1999               Ended June 30, 1998
                                             -------------------------------    ------------------------------
                                                                                 Pro forma
(In thousands, except per share data)          Income       Shares     EPS        Income       Shares     EPS
                                               ------       ------     ---        ------       ------     ---
Basic earnings per share                       $ 18,035     310,431   $0.06       $ 56,404     286,778   $0.20
                                                                      =====                              =====
Effect of dilutive securities - options               -       7,748                      -       9,663
                                             ----------   ---------             ----------   ---------
Diluted earnings per share                     $ 18,035     318,179   $0.06       $ 56,404     296,441   $0.19
                                             ==========   =========   =====     ==========   =========   =====

                                                       Six Months                        Six Months
                                                   Ended June 30, 1999               Ended June 30, 1998
                                             -------------------------------    ------------------------------
                                                                                 Pro forma
(In thousands, except per share data)          Income       Shares     EPS        Income       Shares     EPS
                                               ------       ------     ---        ------       ------     ---

Basic earnings per share                       $ 53,644     305,047   $0.18       $ 85,674     283,001   $0.30
                                                                      =====                              =====
Effect of dilutive securities, net of tax:
   Options                                            -       8,052                      -       9,244
   Convertible debentures                             -           -                     32         365
                                             ----------   ---------             ----------   ---------
Diluted earnings per share                     $ 53,644     313,099   $0.17       $ 85,706     292,610   $0.29
                                             ==========   =========   =====     ==========   =========   =====


Note 6: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 is presented in the following table. The significant increase in income taxes paid in 1999 reflects the payment of the 1998 federal tax obligation.


(In thousands)                                                   1999        1998
                                                               ---------   ---------
Cash paid or (received for):
Interest expense............................................  $   44,850  $   44,475
Interest and dividend income................................  $   (4,148) $   (4,268)
Income taxes................................................  $   85,829  $    6,920


Note 7: Total comprehensive income was $17.9 million and $54.9 million for the three months ended June 30, 1999 and 1998, respectively, and $49.5 million and $86.3 million for the six months ended June 30, 1999 and 1998, respectively. Total comprehensive income includes net income, changes in unrealized gains on marketable securities and translation balances.

Note 8: On April 27, 1999, the Company acquired  American  Residential  Services
(ARS), establishing the Company as one of the nation's leading providers of heating, ventilation, and air conditioning services. The Company acquired ARS for approximately $285 million in cash and assumed debt. The acquisition has been accounted for using the purchase method and the results of ARS have been included in the Company's financial statements since the date of acquisition. The excess of the consideration paid over the fair value of the business of $213 million was recorded as goodwill and is being amortized on a straight-line basis over 40 years. This allocation of purchase price is preliminary and subject to change as additional information is obtained related to the fair values of the acquired net assets.

Note 9: In the second quarter, the Company sold its Premier business unit, which provides cleaning and maintenance services to the automotive industry, to Durr AG of Germany. In addition, the Company sold its remaining 15 percent interest in ServiceMaster Energy Management to its partner Texas Utilities. These sales resulted in after-tax gains totaling approximately $30 million ($50 million pretax).

Note 10: The business of the Company is primarily conducted through the ServiceMaster Consumer and Commercial Services and ServiceMaster Management Services operating units. The Consumer and Commercial Services unit provides a variety of specialty services to residential and commercial customers. The Management Services unit provides a variety of supportive management services to health care, education, and commercial accounts. The Company derives substantially all of its revenues from customers in the United States with less than five percent generated in foreign markets.

The Other Operations group includes primarily ServiceMaster Employer Services, a professional employer organization that provides clients with administrative processing of payroll, insurance, and other employee benefit programs, and Diversified Health Services which provides services and products to the long term care industry, and the Company's headquarters operation. Segment information as of and for the three months ended and six months ended June 30 are as follows:


                                                          Three Months
                                                         Ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                        Consumer &
                                                        Commercial           Management             Other
                      1999                               Services             Services           Operations        Consolidated
--------------------------------------------------    -----------------    -----------------    --------------     ---------------
Revenue                                                $    910,874         $   468,174          $  158,026         $ 1,537,074
Operating Income                                       $    126,258         $    67,452          $ (137,071)        $    56,639
Operating Income Excluding Non-Recurring Items         $    126,258         $    17,352          $   (1,471)        $   142,139
Total Assets                                           $  3,303,016         $   216,116          $  290,047         $ 3,809,179

                      1998
--------------------------------------------------
Revenue                                                $    581,319         $   507,856          $  155,452         $ 1,244,627
Operating Income                                       $     91,200         $    17,833          $    4,762         $   113,795
Total Assets                                           $  2,086,989         $   240,443          $  476,788         $ 2,804,220



                                                           Six Months
                                                         Ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                        Consumer &
                                                        Commercial           Management             Other
                      1999                               Services             Services           Operations        Consolidated
--------------------------------------------------    -----------------    -----------------    --------------     ---------------
Revenue                                                $  1,372,851         $   969,386          $  309,899         $ 2,652,136
Operating Income                                       $    188,799         $    86,654          $ (140,186)        $   135,267
Operating Income Excluding Non-Recurring Items         $    188,799         $    36,554          $   (4,586)        $   220,767

                      1998
--------------------------------------------------
Revenue                                                $    945,211         $   981,744          $  299,460         $ 2,226,415
Operating Income                                       $    140,737         $    36,149          $    6,682         $   183,568


Note 11: The long term care industry has recently undergone a dramatic transition period, largely as a result of changes in government reimbursement and compliance policies. The Company's Diversified Health Services unit manages long term care facilities and, in a number of cases, has helped finance these facilities generally in return for a long term management contract and a share in the market appreciation of the facility. The division also provides a number of ancillary services and products, including rehabilitation therapy, medical supplies, pharmacy, and design and build services. Last quarter, the Company announced that it was undertaking a strategic review and assessment of its Diversified Health Services business due to changes in reimbursement and compliance policies and the resulting financial difficulties of a number of its customers. Based on the review of the business and the credit risks involved, the Company has determined to reduce the scope of services offered substantially, including ancillary services, and eliminate all future credit extension agreements. As a result, in the second quarter the Company recorded an after-tax charge of $81 million for the restructuring and write-down of assets relating to Diversified Health Services. Approximately $12 million of the charge relates to provisions for future expected cash expenditures.

The following summarizes the components of the charge:


          (After-tax, in millions)
          Write-down of receivables,
             loans, and investments in nursing homes                 $19

          Provision for losses on contractual provisions
             and exit costs of certain ancillary services             11

          Write-down of impaired assets,
             primarily goodwill                                       51
                                                                     ---
          Total                                                      $81
                                                                     ===

The write-down of receivables, loans, and investments in nursing homes is largely due to the deterioration in the financial viability of the customers resulting from Medicare changes. The majority of the write-down relates to seven troubled homes. As noted above, the Company has also taken a charge to provide for losses and exposures relating to exiting contracts and services. The Company has exited or will exit a number of client arrangements in which customers are not paying Diversified Health Services and the prospect of collection is low. The Company is sensitive to the need to provide quality patient care throughout the transition period of the Company's exit in these contracts.

Given the uncertainty in the industry and the Company's decision to reduce the size and scope of Diversified Health Services, the Company took a charge to write-down the assets of Diversified Health Services. The Company reviewed the expected cash flows from the business, which were less than the carrying value of the assets, and accordingly, recorded an impairment charge.

Note 12: In June 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement was subsequently amended to defer its effective date. The Company intends to adopt this Statement in January 2001 as required by the amended Statement. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

                            THE SERVICEMASTER COMPANY
                       MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998
---------------------------------------------------

Revenues increased 23 percent over the second quarter of 1998 to $1.5 billion, reflecting strong growth from both base operations and acquisitions. Approximately eight percent of the revenue increase resulted from internal growth and small roll-up acquisitions in established businesses while the newer initiatives including landscaping, plumbing, and HVAC provided 22 percent of the growth. This growth was partially offset by the sale of Premier and ServiceMaster Energy Management and the wind-down of the Home Health Care business. Operating income before non-recurring unusual items increased 25 percent over the prior year, while margins increased to 9.2 percent of revenue from 9.1 percent in 1998. The operating margin improvement reflects continued strong growth in the higher margin Consumer and Commercial Services segment offset in part by acquiring businesses with margins below the Company average. Net income before non-recurring unusual items, increased 23 percent to $69.3 million from $56.4 million in 1998. Diluted earnings per share before non-recurring items increased 16 percent to $.22. Earnings per share grew at a lower rate than net income due to the equity offering in May 1998 and the impact of shares issued in acquisitions. During the quarter the Company realized an after-tax gain of $30 million, relating to the sale of its Premier automotive business and the sale of its remaining 15 percent interest in ServiceMaster Energy Management. In addition, the Company recorded a one-time after-tax charge of $81 million relating to its Diversified Health Services business. These items reduced net income from ongoing operations by $51 million ($85.5 million pretax). As a result, the Company reported net income of $18 million, with diluted earnings per share of $.06.

The Consumer and Commercial Services business unit reported revenue of $911 million, an increase of 57 percent, and operating income of $126.3 million, 38 percent higher than last year. The segment's profit growth included double digit growth in the established businesses, as well as contributions from landscaping, plumbing, and HVAC initiatives. TruGreen-ChemLawn achieved solid revenue and profit growth for the quarter reflecting continued strong momentum in the commercial landscape operations. The landscape operations, TruGreen Landcare, has achieved significant increases through acquisitions but has also realized strong internal growth. Over the next twelve months, the Company intends to implement a new operating system which may provide margin improvements in the future. Solid sales of add-on lawn care services and growth in commercial accounts helped support somewhat weaker growth in residential lawn care services. Terminix achieved excellent growth in revenues and profits due to strong increases in termite completions and renewals, improved branch efficiencies and the successful integration of acquisitions. Growth in new termite customers reflects a continued strong demand of the termite baiting systems. American Home Shield achieved double digit growth in revenues and profits, reflecting increases in warranty contracts sold through all distribution channels. The combined Rescue Rooter and American Residential
Services (ARS) operations reported strong growth in revenue and profits, reflecting continued productivity improvements in the plumbing operation and good initial results from the integration of the businesses.

The franchise operations, Residential/Commercial and Merry Maids, reported strong growth in revenues and profits as a result of the continued strong growth of company owned operations, increased licenses sales, and productivity initiatives.

The Management Services business unit reported revenue of $468 million and operating income of $67.5 million. In the second quarter, the segment recorded a $30 million after-tax gain ($50 million pretax) resulting from the sales of its Premier automotive unit and its remaining 15 percent interest in ServiceMaster Energy Management. Revenues from continuing operations grew two percent to $468 million as strong sales in the Education and Business & Industry markets were partially offset by a decrease in the larger Healthcare market. Operating income from continuing operations increased six percent, as a result of strong overhead cost controls. All these markets ended the quarter with a higher base of annualized revenue than the beginning of the year levels.

On April 21, 1999, the Company sold its Premier business unit to Durr AG of Germany for $76 million. Premier provides cleaning services for paint booths and other related maintenance services in the automotive industry. The Company believes that alliances or significant incremental investments would have been required to remain competitive in this industry. The sale of Premier allowed ServiceMaster to realize the significant appreciation in its investment and to reinvest the proceeds in initiatives more central to the Company's core strategies. The sale resulted in an after-tax gain of approximately $25 million ($42 million pretax). Also in the quarter, the Company sold its remaining 15 percent interest in ServiceMaster Energy Management to its partner, Texas Utilities, which resulted in an after-tax gain of $5 million ($8 million pretax).

In the first quarter of this year, the Company announced that it was undertaking a strategic review and assessment of the services comprising the Diversified Health Services operation. Diversified Health Services provides general management services for long term care facilities, as well as a number of ancillary services, including rehabilitation therapy, medical supplies, pharmacy, and design and build services. In addition, the Company has provided financing to certain facilities. As a result of the review, the Company recorded an after-tax charge of $30 million in the second quarter relating to customer receivables, loans, and other investments, as well as provisions for contractual commitments. An after-tax charge of $51 million was also recorded for the write-down of goodwill relating to these businesses. Of the total charges, only $12 million will result in future cash payments. Following these actions, the scope and services offered, including ancillary services, will be substantially reduced and all future credit extension agreements will be eliminated.

Cost of services rendered and products sold increased 23 percent due primarily to general business growth and acquisitions, but decreased as a percentage of revenue to 76.0 percent from 76.4 percent in 1998. This decrease primarily reflects the changing business mix of the business as Consumer and Commercial Services increases in size in relationship to the overall business of the Company, as well as productivity improvements and the successful integration of acquisitions at Consumer and Commercial Services. The Consumer and

Commercial Services  businesses generally  operate at higher gross margin levels
than  the  rest  of  the  business,   but also incur somewhat higher selling and
administrative expenses as a percentage of revenues.

Selling and administrative expenses increased 26 percent due to general business growth and acquisitions, and increased as a percentage of revenue to 14.7 percent from 14.4 percent in 1998. This increase as a percentage of revenue is primarily due to the changing business mix of the company noted above.

Interest expense increased over the prior year primarily due to increased debt levels associated with acquisitions. The tax provision reflects a higher effective tax rate compared to last year, primarily due to the non-deductibility of goodwill for several large acquisitions completed in 1999.


SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO JUNE 30, 1998
-----------------------------------------------------------

Revenues for the six months increased 19 percent over 1998 to $2.7 billion, reflecting strong base business growth and the effect of acquisitions. Approximately 8 percent of the growth came from internal sources and small roll-up acquisitions in existing service lines with another 15 percent increase resulting from the newer initiatives in landscaping, plumbing, and HVAC. As noted in the three month comparison, this growth was offset by the sale and exiting of certain businesses. Operating income, excluding the non-recurring unusual items noted in the three month discussion, increased 20 percent, while margins increased to 8.3 percent of revenue from 8.2 percent in 1998. Operating margins improved due to the change in business mix, as Consumer and Commercial Services comprises a higher percentage of the consolidated operating income. Diluted earnings per share for the six months, excluding non-recurring items, were $.34 compared to diluted earnings per share of $.29 last year, an increase of 17 percent. On this same basis, net income grew 22 percent to $104.9 million from $85.7 million. Net income grew at a faster rate than earnings per share due to an increase in shares outstanding, as a result of the equity offering and shares issued for acquisitions. As discussed in the three month comparison, the Company realized after-tax gains totaling $30 million relating to the sales of businesses and recorded an after-tax charge of $81 million relating to its Diversified Health Services business. These items reduced net income form ongoing operations by $51 million ($85.5 million pretax). As a result of these items, for the six months, the Company reported net income of $53.6 million and diluted earnings per share of $.17.

The Consumer and Commercial Services business unit achieved a 45 percent increase in revenue to $1.4 billion and operating income of $188.8 million, 34 percent higher than last year. The segment's profit growth included double digit increases at all companies, reflecting acquisitions and internal growth. TruGreen-ChemLawn reported double digit increases in both revenue and profits as solid growth in its lawn care operations was complimented by excellent growth in the newer commercial landscape initiative. Approximately one-half of the segment's 45 percent growth in revenue came from the entry into the commercial landscape business. With the acquisition of LandCare USA, which was completed in March, the Company became the largest provider of commercial landscape services in the country. The acquisition provides TruGreen-ChemLawn the opportunity to integrate its traditional lawn care services with landscape maintenance. Terminix achieved very strong revenue and profit growth for the six months, reflecting strong growth in all service lines and continued strong customer reception of the newer termite baiting systems. American Home Shield reported double digit growth in both revenues and profits with strong increases in direct-to-consumer sales and renewal sales. Rescue Rooter reported significant increases in revenues and profits, reflecting the acquisition of ARS in April and solid growth in the established business. ARS provides comprehensive maintenance and repair services for HVAC, plumbing, electrical and other systems, and major appliances in homes and commercial
buildings.   The  acquisition  of  ARS  establishes  the  Company  as one of the country's leading providers of heating, ventilation, and air conditioning services and will complement the Company's plumbing business. The franchise operations, Residential/Commercial and Merry Maids operations reported strong revenue and profit growth for the six months as a result of increased franchise licenses sales and the benefit of productivity initiatives at the branches.

The Management Services business unit reported revenue of $969 million and operating income of $86.7 million for the first six months. As discussed in the three month comparison, the segment recorded a significant gain related to the sale of two of its business units. Revenues and operating income from continuing operations increased four percent and five percent, respectively. This growth reflects the benefit of acquisitions made in April 1998 and overhead efficiency gains throughout the business unit. For the six months, the traditional Healthcare market reported a decrease in revenue and profits, reflecting the termination of large accounts in the latter part of 1998. The Education market reported slightly higher profits, as good sales activity and controlled overhead spending offset margin declines from certain contract renegotiations. The Business & Industry group achieved strong growth in revenues and profits, reflecting the successful integration of acquisitions and base business growth.

Cost of services rendered and products sold increased 18 percent, primarily due to general business growth and acquisitions. Cost of services decreased as a percentage of revenue to 78.0 percent in 1999 from 78.4 percent in 1998. This decrease primarily reflects the changing mix of the business as Consumer and Commercial Services increases in size in relationship to the overall business of the Company. The Consumer and Commercial Services businesses generally operates at higher gross margin levels than the rest of the business but also incur somewhat higher selling and administrative expenses as a percentage of revenue.

Selling and administrative expenses increased 22 percent due to general business growth and acquisitions, and increased as a percentage of revenue to 13.7 percent in 1999 from 13.3 percent in 1998. This increase as a percentage of revenue is primarily attributable to the changing business mix of the Company noted above.

The increase in interest expense for the six months is due to increased debt levels associated with acquisitions, partially offset by proceeds from the May 1998 equity offering. Interest and investment income increased over prior year primarily due to increased gains realized on sales of marketable securities from the American Home Shield portfolio. The tax provision reflects a higher effective tax rate compared to last year, which reflects increased non-deductible intangible amortization expense.

FINANCIAL POSITION
------------------

Net cash provided from operations of $28 million was significantly below the first six months of 1998. The decrease primarily reflects the deferral of the 1998 federal tax payment until March of 1999. Federal taxes of $78 million on the Company's 1998 earnings were accrued for in the financial statements in 1998, but not paid until the first quarter of 1999. Excluding this tax payment, cash provided from operations was comparable to 1998 at $106 million. (Some of the tax expense in 1998 and 1999 will be deferred for longer periods of time due to the significant timing difference between book and tax basis.) Due to the seasonality of the lawn care, landscape, and pest control operating cycles, the Company's working capital needs are higher during the first half of the year and have a significant impact on funds provided from operations. Working capital needs increased in the first six months of 1999 over 1998, reflecting the significant growth in the Company's seasonal businesses, especially landscaping operations which primarily experienced increases in receivables and in inventory levels. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Accounts and notes receivable grew over year end levels, reflecting general business growth, increased seasonal activity in the Consumer and Commercial Services segment, and acquisitions, primarily LandCare and ARS. Inventories also increased over year end levels as a result of normal seasonal build-ups in the lawn care business and acquisitions.

Prepaids and other assets have increased from year end because of seasonality in the lawn care business and acquisitions in the landscape and plumbing operations. The lawn care operation defers certain marketing costs that are incurred during the first six months, but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized.

Deferred revenues also grew significantly, reflecting strong growth at American Home Shield, increases in customer prepayments for lawn care and pest control services, and the acquisition of ARS. Accrued liabilities and payables increased from year end, primarily due to the acquisition activity and seasonality of the business.

Property and equipment increased due to general business growth and acquisitions, primarily LandCare and ARS. Capital expenditures grew, reflecting increased investments in technology throughout the organization, business growth, and recurring capital needs. The Company has no material capital commitments at this time.

Total acquisitions in the first half of the year were approximately $789 million ($603 million of which was from the LandCare USA and American Residential Services acquisitions). Approximately one-third of the acquisitions were in the form of shares. Intangible assets increased $487 million from year end, reflecting the effect of the acquisitions, which included $260 million from

LandCare, $213 million from ARS and various smaller acquisitions in the Consumer and Commercial Services segment.

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

In August 1999, the Company completed a senior unsecured debt offering of $250 million, 7.875 percent notes priced to yield 7.98 percent and due August 15, 2009. The net proceeds will be used to repay a portion of the Company's borrowings under its revolving bank credit facility, thereby, reducing the Company's exposure to short term interest rate fluctuations.

Total shareholders' equity increased to $1.2 billion in 1999 from $956 million at December 31, 1998, reflecting earnings growth as well as the shares issued for acquisitions, partially offset by cash dividends and treasury share repurchases. Cash dividends paid directly to shareholders totaled $55 million or $.18 per share. The increase from the prior year reflects a 12 percent increase in the dividend rate per share and an increase in shares outstanding, primarily resulting from the May 1998 equity offering and shares issued in acquisitions.


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

In 1998, the Company began to monitor its progress on the Y2K program on a consolidated basis and completed an inventory which covered both IT and non-IT items for all operating companies and administrative units within the ServiceMaster enterprise. All items in the inventory were placed in one of four categories: mission critical, critical, important, and ordinary within the context of the operating company or administrative unit involved. (A "mission critical" or "critical" designation for an item within an operating company or administrative unit does not necessarily hold the same level of criticality from the perspective of the entire ServiceMaster enterprise.)

Remediation plans have been developed for the mission critical and critical matters, with milestones established for each plan which enable management to measure the progress made in respect of a plan against the work schedule established for that plan. Although these plans encompass many separately identifiable items, from a ServiceMaster enterprise standpoint, there are nine projects (the "Key Projects") which management has identified as either mission critical or critical and which have required a measurable amount of attention to remediate. Although all of the Key Projects are scheduled for completion before the end of the year 1999, most of the Key Projects were completed by June 30, 1999. As of August 10, 1999, work on each of the Key Projects not already completed was on schedule and the Company believes that all Key Projects will be completed in accordance with their scheduled completion dates.

The Company utilized the services of an outside consultant for the Y2K program to help identify Y2K issues and to develop a system to closely monitor remediation work. In early 1998, the Company established a Y2K committee in the parent unit with responsibility for monitoring the Y2K program in each of the Company's operating units and for providing status reports to the Board of Directors.

In addition to the Key Projects, remediation plans were developed for LandCare USA, Inc. and American Residential Services, which were acquired in March and April of 1999, respectively. In both cases, the companies have extensive branch networks, which operate on a variety of different platforms. The Company intends to remediate these branches by implementing a common operating system where possible by year end, and implementing Y2K upgrades to the existing systems in the other branches. At this time, the Company does not expect Y2K problems to occur as a result of the 1999 acquisitions which will have a material adverse effect on the ServiceMaster enterprise.

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

Year 2000 Risks. The Company believes that its greatest risk in respect of the Year 2000 problem, is that key third party suppliers of goods or services may fail to complete their own remediation efforts in a timely manner and thereby provoke an interruption in the ability of one or more of the operating segments of the Company to provide uninterrupted services to their customers. Utility services (electrical, water and gas), telephone service, banking services and, to a much lesser degree, the delivery of certain products are the critical items in this regard. Based on the Company's inquiries to its providers of goods and services as well as on the basis of the Company's general knowledge of the state of readiness of the utility companies and banks with which it does business, the Company does not expect to suffer any material interruption in the services on which the Company and its customers depend.

The Company has reviewed its agreements with certain of its customers, including particularly the customers of its Management Services units for whom such units provide facility management services. The Company is satisfied that it is not responsible, contractually or otherwise, for the Y2K readiness of the customer's IT and non-IT systems and hardware, and the Company has notified all of its customers to this effect where, in the Company's judgment, the nature of the customers' business or facility warranted such notices.

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

Although the Company believes that its own critical remediation efforts will be completed prior to the Year 2000, the untimely completion of Y2K remediation efforts by third parties could, in certain circumstances, have a material adverse effect on the operations of the Company.

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

                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

In the ordinary course of its business activities, ServiceMaster becomes involved in judicial and administrative proceedings that involve both private parties and governmental authorities. As of August 13, 1999, these proceedings included a number of general liability actions and a very small number of environmental proceedings, none of which was material to ServiceMaster's financial condition or results of operations.

American Home Shield of Texas Litigation. A lawsuit was filed in November 1997 in the District Court of Harris County, Texas against ServiceMaster, ServiceMaster's American Home Shield subsidiary ("AHS") and AHS' Texas subsidiary ("AHS-Texas") in which the plaintiffs claimed that AHS-Texas violated certain provisions of two Texas consumer protection statutes in the course of soliciting new and renewal home systems and appliance warranty contracts ("warranty contracts") (Kortz et. al. v. American Home Shield of Texas, et. al., originally filed under the name Lugrin et. al. v. American Home Shield of Texas, et. al). A second lawsuit making similar allegations was filed in the same court (Thorn v. American Home Shield of Texas, et. al) but this second lawsuit was abated to the extent that any issues therein overlapped with issues litigated in the Lugrin case. In April 1999, AHS-Texas filed an interlocutory appeal of the District Court's certification of two sub-classes in the Lugrin case. While this appeal was pending the Texas Legislature enacted H.B. No. 1521 and, on June 19, 1999, the Governor of Texas signed this legislation into law. H.B. No. 1521, which was effective immediately, amends the private right of action under one of the two statutes upon which plaintiffs base their claims by removing a statutory $1,000 penalty provision. The enactment of H.B. 1521 has the effect of requiring the plaintiffs in the Lugrin and Thorn cases to prove that they were actually harmed in order to recover damages. ServiceMaster believes that the plaintiffs have not been harmed by the conduct that they have alleged and, in any event, that the AHS-Texas warranty contracts comply with Texas law. Accordingly, ServiceMaster believes that the ultimate outcome of the Lugrin and Thorne cases will not be material to ServiceMaster's financial condition or results of operations.








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

Date:  August 13, 1999


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:                    /s/Steven C. Preston
                          ----------------------------------------------------
                                                    Steven C. Preston
                          Executive Vice President and Chief Financial Officer