Form 10-Q
period 1999-09-30
SERVICEMASTER CO
filed 1999-11-15
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              [ ] For the quarterly period ended September 30, 1999

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Indicate the number of shares outstanding of each of the issuer's classes of shares: 310,498,000 shares on November 5, 1999.

This document consists of 18 pages, including the cover page.

                                  TABLE OF CONTENTS

                                                                            Page

                                                                             No.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income for the three and

   nine months ended September 30, 1999 and September 30, 1998                 2

Consolidated Statements of Financial Position

   as of September 30, 1999 and December 31, 1998                              3

Consolidated Statements of Cash Flows for the nine months

   ended September 30, 1999 and September 30, 1998                             4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position

   and Results of Operations                                                   9

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings                                                     16

Signature                                                                     17

                          PART I. FINANCIAL INFORMATION
                            THE SERVICEMASTER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended                       Nine Months Ended
                                                                    September 30,                           September 30,

                                                                1999               1998                  1999               1998
                                                           ---------------    --------------       ----------------   --------------
OPERATING REVENUE ..................................        $ 1,584,225         $ 1,273,093         $ 4,236,361         $ 3,499,508


OPERATING COSTS AND EXPENSES:
Cost of services rendered

and products sold ..................................          1,224,340             956,375           3,292,992           2,702,538
Selling and administrative expenses ................            226,898             202,870             589,615             499,554
Other, net (1) .....................................               --                  --                85,500                --
                                                            -----------         -----------         -----------         -----------
Total operating costs and expenses .................          1,451,238           1,159,245           3,968,107           3,202,092
                                                            -----------         -----------         -----------         -----------

OPERATING ..........................................            132,987             113,848             268,254             297,416
Income

NON-OPERATING EXPENSE (INCOME):
Interest ...........................................             30,083              22,404              80,921              71,044
expense
Interest and investment income .....................            (10,125)             (3,092)            (19,395)            (11,916)
                                                            -----------         -----------         -----------         -----------

INCOME BEFORE INCOME TAXES .........................            113,029              94,536             206,728             238,288
Provision for income taxes .........................             46,392              38,184              86,447              96,262
                                                            -----------         -----------         -----------         -----------

NET INCOME .........................................        $    66,637         $    56,352         $   120,281         $   142,026
                                                            ===========         ===========         ===========         ===========
PER SHARE

   Basic (1) (2) (3) ...............................        $       .21         $       .19         $       .39         $       .49
                                                            ===========         ===========         ===========         ===========
   Diluted (1) (2) (3) .............................        $       .21         $       .19         $       .38         $       .48
                                                            ===========         ===========         ===========         ===========

 DIVIDENDS PER SHARE (3) ...........................        $       .09         $       .08         $       .27         $       .24
                                                            ===========         ===========         ===========         ===========

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

                                                                       Three Months Ended                     Nine Months Ended
                                                                          September 30,                          September 30,

                                                                      1999               1998              1999              1998
                                                                 --------------     -------------    -------------     ------------
Net income before non-recurring items, net ...............       $    66,637         $  56,352         $  171,581       $    142,026
Per share before non-recurring items, net:
   Basic .................................................             $ .21             $ .19              $ .56               $.49
                                                                  ==========        ==========        ===========        ===========
   Diluted ...............................................             $ .21             $ .19              $ .55               $.48
                                                                  ==========        ==========        ===========        ===========

(2) Basic earnings per share are calculated based on 311,158 shares and 294,686 shares for the three months ended September 30, 1999 and 1998, respectively and 307,106 shares and 286,938 shares for the nine months ended September 30, 1999 and 1998, respectively. Diluted earnings per share are calculated based on 317,502 shares and 304,464 shares for the three months ended September 30, 1999 and 1998, respectively and 314,589 shares and 296,603 shares for the nine months ended September 30, 1999 and 1998, respectively.

(3) All share and per share data reflect the three-for-two share split effective August 26, 1998.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                                                  As of
                                                                       September 30,    December 31,
                                                                           1999             1998
                                                                       ------------    -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents............................................  $     21,722      $    66,400
Marketable securities................................................        55,190           54,022
Receivables, less allowances of $39,246
   and $38,988, respectively.........................................       598,909          372,375
Inventories..........................................................        76,171           49,770
Prepaid expenses and other assets....................................       175,664          127,635
                                                                       ------------    -------------
    Total current assets.............................................       927,656          670,202
                                                                       ------------    -------------

PROPERTY AND EQUIPMENT:
   At cost...........................................................       650,791          441,209
   Less:  accumulated depreciation...................................       330,507          229,049
                                                                       ------------    -------------
    Net property and equipment.......................................       320,284          212,160
                                                                       ------------    -------------

INTANGIBLE ASSETS, PRIMARILY TRADE NAMES AND GOODWILL,
   net of accumulated amortization of $319,718
   and $272,254, respectively........................................     2,406,923        1,884,002
NOTES RECEIVABLE, LONG-TERM SECURITIES, AND OTHER ASSETS.............       136,521          148,487
                                                                       ------------    -------------

    Total assets.....................................................  $  3,791,384    $   2,914,851
                                                                       ============    =============





LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable.....................................................  $    136,600    $     110,523
Income taxes payable.................................................        36,197           84,165
Accrued liabilities..................................................       311,054          302,424
Deferred revenues....................................................       237,996          204,969
Current portion of long-term obligations.............................        44,725           51,616
                                                                       ------------    -------------
    Total current liabilities........................................       766,572          753,697
                                                                       ------------    -------------

LONG-TERM DEBT.......................................................     1,687,831        1,076,167
OTHER LONG-TERM OBLIGATIONS..........................................       112,183          128,501
COMMITMENTS AND CONTINGENCIES .......................................

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
    and outstanding 311,390 and 298,030 shares, respectively.........         3,114            2,980
Additional paid-in capital...........................................     1,035,811          788,124
Retained earnings....................................................       217,049          179,840
Accumulated other comprehensive income...............................        (2,957)           3,911
Restricted stock.....................................................        (2,778)          (3,383)
Treasury stock.......................................................       (25,441)         (14,986)
                                                                       ------------    -------------
    Total shareholders' equity.......................................     1,224,798          956,486
                                                                       ------------    -------------
    Total liabilities and shareholders' equity......................   $  3,791,384    $   2,914,851
                                                                       ============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       THE SERVICEMASTER COMPANY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)


                                                                                 Nine Months Ended
                                                                                   September 30,

                                                                               1999             1998
                                                                          ------------      ------------
CASH AND CASH EQUIVALENTS AT JANUARY 1................................    $     66,400      $     64,876

CASH FLOWS FROM OPERATIONS:
NET INCOME............................................................         120,281           142,026
    Adjustments to reconcile net income
    to net cash flows from operations:

       Depreciation and amortization..................................          94,759            79,137
       Non-recurring items (pretax)...................................          85,500                 -
       Change in working capital, net of acquisitions:
         Receivables..................................................        (106,890)          (84,901)
         Inventories and other current assets.........................         (26,856)           (8,011)
         Accounts payable.............................................         (21,705)            9,527
         Deferred revenues............................................           9,429             3,380
         Accrued liabilities..........................................         (31,110)          (21,150)
         Deferred 1998 tax payment....................................         (78,478)                -
         Deferred income taxes........................................          24,073            88,736
    Other, net........................................................            (335)           (3,127)
                                                                         -------------      -------------
NET CASH PROVIDED FROM OPERATIONS.....................................          68,668           205,617
                                                                         -------------      ------------

NET CASH PROVIDED FROM OPERATIONS EXCLUDING ALL TAXES (MEMO)                   209,520           213,143

CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions, net of cash acquired.......................        (452,441)         (171,640)
    Property additions................................................         (71,875)          (58,921)
    Sale of equipment and other assets...............................            4,796             3,775
    Proceeds from the sale of businesses..............................          68,490                 -
    Payments to sellers of acquired businesses........................          (9,589)           (7,830)
    Notes receivable and financial investments........................         (16,751)           (3,920)
    Net purchases of investment securities............................          (6,500)           (5,802)
                                                                          -------------      ------------
NET CASH USED FOR INVESTING ACTIVITIES................................        (483,870)         (244,338)
                                                                          -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings, net...................................................       1,164,916            253,567
    Payments of borrowings and other obligations......................        (692,665)          (373,727)
    Shareholders' dividends...........................................         (83,072)           (58,316)
    Purchase of ServiceMaster stock...................................         (35,174)           (12,237)
    Proceeds from employee share plans................................          16,019              7,302
    Proceeds from stock offering......................................               -            208,770
    Other.............................................................             500              5,194
                                                                                   ---             ------
NET CASH PROVIDED FROM FINANCING ACTIVITIES...........................         370,524             30,553
                                                                          -------------       ------------

CASH DECREASE DURING THE PERIOD.......................................         (44,678)           (8,168)
                                                                          -------------      ------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30.............................    $     21,722       $     56,708
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

Note 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. In the opinion of the Company, all adjustments necessary to present fairly the financial position of The ServiceMaster Company as of September 30, 1999 and December 31, 1998, and the results of operations for the three month and nine month periods ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998 have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

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



                                                                Three Months                      Three Months
                                                          Ended September 30, 1999          Ended September 30, 1998
                                                  -------------------------------    ------------------------------

(IN THOUSANDS, EXCEPTPER SHARE DATA)              Income      Shares       EPS       Income      Shares       EPS
Basic earnings per share                          $66,637     311,158      $.21      $56,352     294,686      $.19
Effect of dilutive securities -options                  -       6,344      ====            -       9,778     =====
                                               ----------  ----------             ----------    --------
Diluted earnings per share                        $66,637     317,502      $.21      $56,352     304,464      $.19
                                                  =======     =======      ====      =======     =======     =====





                                                    Nine Months                         Nine Months
                                              Ended September 30, 1999          Ended September 30, 1998
                                           -------------------------------    ------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)         Income      Shares      EPS        Income      Shares      EPS
Basic earnings per share                     $120,281     307,106     $.39      $142,026     286,938     $.49
Effect of dilutive securities:                                       =====                              =====
  Options                                           -       7,483                      -       9,300
  Convertible debentures                            -           -                     32         365
                                           ----------  ----------             ----------  ----------
Diluted earnings per share                   $120,281    $314,589     $.38      $142,058     296,603     $.48
                                           ==========  ==========    =====    ==========   =========    =====


NOTE 6: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 is presented in the following table. The $7 million increase in interest and investment income resulted primarily from additional gains relating to finacial investments. The significant increase in income taxes paid in 1999 reflects the payment of the 1998 federal tax obligation and 1999 estimated income tax payments.

(IN THOUSANDS)                                                   1999          1998
                                                               ---------   -----------
Cash paid or (received for):
Interest expense............................................  $   84,135   $  78,995
Interest and investment income..............................  $  (13,054)  $  (6,597)
Income taxes................................................  $  140,852   $   7,526

NOTE 7: Total comprehensive income was $63.9 million and $52.6 million for the three months ended September 30, 1999 and 1998, respectively, and $113.4 million and $138.9 million for the nine months ended September 30, 1999 and 1998, respectively. Total comprehensive income includes net income, changes in unrealized gains on marketable securities and translation balances.

NOTE 8: In the second quarter the Company sold its Premier business unit for $76 million to Durr AG of Germany. In addition, the Company sold its remaining 15 percent interest in ServiceMaster Energy Management to its partner Texas Utilities. These sales resulted in after-tax gains totaling approximately $30 million ($50 million pretax).

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

The Other Operations group includes primarily ServiceMaster Employer Services, a professional employer organization that provides clients with administrative processing of payroll, insurance, and other employee benefit programs, and Diversified Health Services which provides services and products to the long term care industry, and the Company's headquarters operation. Segment information as of and for the three months and nine months ended September 30 are as follows:



                                                         THREE MONTHS
                                                      ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                        CONSUMER &
                                                        COMMERCIAL           MANAGEMENT             OTHER
                      1999                               SERVICES             SERVICES           OPERATIONS        CONSOLIDATED
--------------------------------------------------    -----------------    -----------------    --------------     ---------------
Revenue                                                 $  943,585            $  481,948            $  158,692            $1,584,225
Operating Income                                        $  106,880            $   19,829            $    6,278            $  132,987
Total Assets                                            $3,298,910            $  215,949            $  276,525            $3,791,384

                     1998
--------------------------------------------------
Revenue                                                 $  589,710            $  522,983            $  160,400            $1,273,093
Operating Income                                        $   85,845            $   20,916            $    7,087            $  113,848
Total Assets                                            $2,175,220            $  249,440            $  458,804            $2,883,464



                                                          NINE MONTHS
                                                      ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                        CONSUMER &
                                                        COMMERCIAL           MANAGEMENT             OTHER
                      1999                               SERVICES             SERVICES           OPERATIONS        CONSOLIDATED
--------------------------------------------------    -----------------    -----------------    --------------     ---------------
Revenue                                                  $2,316,436          $1,451,334          $  468,591        $4,236,361
Operating Income                                         $  295,679          $  106,483          $ (133,908)       $  268,254
Operating Income Excluding Non-Recurring Items           $  295,679          $   56,383          $    1,692        $  353,754

                     1998
--------------------------------------------------
Revenue                                                  $1,534,921          $1,504,727          $  459,860        $3,499,508
Operating Income                                         $  226,582          $   57,065          $   13,769        $  297,416



NOTE 10: In the first quarter of 1999, the Company announced that it was undertaking a strategic review and assessment of its Diversified Health Services business due to changes in government reimbursement and compliance policies and the resulting financial difficulties of a number of its customers. Based on this review, the Company determined to reduce the scope of services offered substantially and, in the second quarter, the Company recorded an after-tax charge of $81 million for the restructuring and write-down of assets relating to Diversified Health Services. The after-tax components of the charge consisted of: the write-down of impaired assets primarily goodwill ($51 million), the write-down of receivables, loans and investments in nursing homes and contracts ($19 million), and the provision for losses on contractual arrangements and exit costs of certain ancillary services ($11 million). Approximately $2 million of this provision was utilized in the third quarter. The Company believes the remaining $9 million is adequate. The results of operations of the Diversified Health Services business were not material to the Company's financial results for the periods presented.

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

NOTE 12: In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster's Management Services unit filed a lawsuit in the Circuit Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J), which as originally filed contended that the Company had not paid him the full amount of commission due to him on a sale in which he was involved. The Company believed that the commission was not payable under the

Company's commission policies and procedures. The amount then in issue was approximately $180,000. In the course of the pre-trial proceedings, the trial court entered a default judgment against the Company. Consequently, the Company was not permitted to defend its position and the only issue left to be considered at the trial was the question of damages. In addition, the trial court then permitted the plaintiff to amend his complaint to include a tort claim, which allowed for the levying of punitive damages. However, the trial court did not permit the Company to file an answer to the amended complaint or otherwise to make the point that there is no basis for a tort claim in the circumstances of this case. On September 29, 1999, the trial court entered final judgement for the plaintiff in a total amount of $136,259,417. Under Georgia law, that judgment will accrue post-judgment interest at a statutory rate of 12% per annum, except for the portion of the judgment ($77,189) that represents pre-judgment interest. On October 14, 1999, the Company filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial and/or remittitur. The Company believes that the award of $135 million in punitive damages is not supportable by the facts of the case or by applicable state law. The Company is not presently able to reasonably estimate the ultimate outcome of this case, and accordingly, no expense for this judgment has been recorded. In the event that the adverse judgment is sustained after all appeals (which is not anticipated by the Company), it would be likely that the Company's results of operations for a particular year may be materially adversely affected. However, the Company believes that the ultimate outcome of this litigation is not expected to have a material adverse effect on the Company's financial condition.

                            THE SERVICEMASTER COMPANY
                       MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

Revenues increased 24 percent over the third quarter of 1998 to $1.6 billion, reflecting strong growth from both base operations and acquisitions. Approximately six percent of the revenue increase resulted from internal growth and small roll-up acquisitions in established businesses while the entry into the landscaping, HVAC, and plumbing markets provided 25 percent of the growth. This growth was partially offset by the sale of Premier and ServiceMaster Energy Management and the wind-down of the Home Health Care business. Operating income increased 17 percent over the prior year. Margins decreased to 8.4 percent of revenue from 8.9 percent in 1998, because newer initiatives in landscaping, HVAC, and plumbing reported margins below the Company average. Operating margins before these platforms would have been flat even though a severe drought in the Mid Atlantic and Northeast regions of the country in 1999 reduced margins in TruGreen-ChemLawn, the Company's largest operating unit. Diluted earnings per share increased 11% to $.21 compared to $.19 last year. Net income of $66.6 million grew 18%, a faster rate than earnings per share due to an increase in shares outstanding resulting from the impact of shares issued for acquisitions.

Even despite the severe weather conditions this year, the Company expects net income growth for the year to be in the range of 17 percent to 19 percent and earnings per share growth to be in the 10 percent to 12 percent range. The Company has launched two new business initiatives, the first of which will focus on expanding the Company's core service capabilities to the consumer market, providing an e-commerce alternative for selling, and providing and bundling our service offering and related products. The other initiative will focus on expanding our outsourcing, site service and information resources to the business and commercial market. The Company expects earnings per share to continue to grow at double digit rates for the next two years, but less than historical levels because of the investments that the Company will be making to support these initiatives which are likely to be $.03 to $.05 per share in 2000.

The Consumer and Commercial Services business unit reported revenue of $944 million, an increase of 60 percent, resulting from double-digit growth at each of the companies and the successful integration of new businesses. Operating income increased 25% to $106.9 million. TruGreen reported a substantial increase in revenues and a more modest growth in profits, reflecting the impact of severe weather conditions on the lawn care operations partially offset by increases from the landscape initiative. The lawn care operations reported modest revenue growth but lower profits due to the effects of the extreme drought in the Northeast and the Mid Atlantic regions of the country. The profit reduction was primarily a result of lower employee productivity as the drought impaired the Company's ability to complete its expected level of services. TruGreen LandCare, the Company's commercial landscape operations, reported significant increases in revenue and profits reflecting strong internal growth and the successful integration of acquisitions. Terminix achieved double-digit increases in revenues and profits resulting from strong customer demand for termite baiting systems, improved margins reflecting strong growth in higher margin termite renewal contracts as well as the integration of acquisitions. American Home Shield had strong growth in revenues and profits with double-digit increases in warranty contracts sold through all distribution channels, which include real estate, customer renewals, and direct-to-consumer sales. The combined Rescue Rooter and American Residential Services (ARS) operations reported substantial growth in revenue and profits, reflecting double-digit internal growth in the Rescue Rooter operations and the addition of ARS, which continues to meet management's expectations. The franchise operations, Residential/Commercial and Merry Maids, reported double-digit growth in revenues and profits as a result of the continued strong growth of company owned operations and increased licenses sales.

The Management Services business unit reported revenue of $482 million and operating income of $19.8 million, both down from prior year levels reflecting the disposition of two businesses. Revenues from continuing operations grew two percent as strong growth in the Business & Industry market was partially offset by a decrease in the larger Healthcare market. Operating income from continuing operations increased four percent reflecting strong overhead cost controls.

Cost of services rendered and products sold increased 28 percent due primarily to acquisitions and general business growth, and increased as a percentage of revenue to 77.3 percent from 75.1 percent in 1998. The acquisitions related to the landscaping, HVAC and plumbing initiatives have significantly impacted this comparison because their cost of services as a percentage of revenue is higher than the average for the enterprise. Excluding these platforms, cost of services rendered and products sold decreased as a percentage of revenue to 74.1 percent from 74.8 percent in 1998. This decrease primarily reflects the changing mix of the business as Consumer and Commercial Services increases in size in relationship to the overall business of the Company. The Consumer and Commercial services business generally operates at higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenues.

Selling and administrative expenses increased 12 percent due to general business growth and acquisitions, and decreased as a percentage of revenue to 14.3 percent from 15.9 percent in 1998. The platform initiatives noted above have a lower selling and administrative expense as a percentage of revenue than the Company average. Excluding these initiatives, selling and administrative expenses increased as a percentage of revenue to 17.2 percent from 16.3 percent in 1998, primarily due to the changing business mix of the Company noted above.

Interest expense increased over the prior year primarily due to increased debt levels associated with acquisitions. The increase in interest and investment income primarily resulted from additional gains realized on financial investments. The tax provision reflects a higher effective tax rate compared to last year, primarily due to the non-deductibility of goodwill from several large acquisitions completed in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO SEPTEMBER 30, 1998

Revenues for the nine months increased 21 percent over 1998 to $4.2 billion, reflecting strong base business growth and the effect of acquisitions. Approximately 7 percent of the growth came from internal sources and small roll-up acquisitions in existing service lines with another 19 percent increase resulting from the newer initiatives in landscaping, plumbing, and HVAC. As noted in the three month comparison, this growth was offset by the sale and exiting of certain businesses. Operating income, excluding non-recurring unusual items increased 19 percent, while operating margins decreased to 8.4 percent of revenue from 8.5 percent in 1998. The decrease in operating margins reflects the impact of the newer initiatives that have operating margins below the Company average. Diluted earnings per share for the nine months, excluding non-recurring items, increased 15 percent to $.55 compared to $.48 last year. On this same basis, net income grew 21 percent to $171.6 million from $142.0 million. Net income grew at a faster rate than earnings per share due to an increase in shares outstanding resulting from the equity offering in May 1998 and shares issued for acquisitions. In the second quarter, the Company realized after-tax gains totaling $30 million relating to the sales of businesses and recorded an after-tax charge of $81 million relating to its Diversified Health Services business. These items reduced net income from ongoing operations by $51 million ($85.5 million pretax). As a result of these items, for the nine months, the Company reported net income of $120.3 million and diluted earnings per share of $.38.

The Consumer and Commercial Services business unit achieved a 51 percent increase in revenue to $2.3 billion and operating income of $295.7 million, 30 percent higher than last year. The profit growth of the segment reflected both acquisitions and internal growth. The TruGreen-ChemLawn lawn care operations reported modest revenue growth but lower profits due to the severe weather conditions experienced this year including the worst summer drought on record in the Northeast and Mid Atlantic states. TruGreen-LandCare, the Company's commercial landscape operations, achieved significant increases in both revenue and profits reflecting strong internal growth and the impact of acquisitions, including LandCare USA, which was completed in March. Terminix reported double digit revenue growth and a very strong increase in profits reflecting strong growth in higher margin termite completions and renewal contracts, improved branch efficiencies as well as the integration of acquisitions. American Home Shield reported double-digit growth in both revenues and profits with excellent increases in direct-to-consumer sales and renewal sales. The combined Rescue Rooter and ARS operations reported significant increases in revenues and profits, reflecting the acquisition of ARS in April and solid internal growth in the Rescue Rooter business. The franchise operations, Residential/Commercial and Merry Maids, reported strong revenue and profit growth for the nine months with good growth and productivity improvements at the company owned operations as well as increased franchise licenses sales.

The Management Services business unit reported revenue of $1.5 billion and operating income of $106.5 million for the nine months. In the second quarter, the segment recorded a significant gain related to the sale of two of its business units. Revenues and operating income from continuing operations increased three percent and five percent, respectively. This growth reflects the benefit of acquisitions made in April 1998 and overhead efficiency gains throughout the business unit. For the nine months, the traditional Healthcare market reported a decrease in revenue and profits, reflecting the termination of large accounts in the latter part of 1998. The Education market reported higher profits, as controlled overhead spending offset margin declines from certain contract renegotiations. The Business & Industry group achieved strong growth in revenues and profits, reflecting the successful integration of acquisitions and base business growth. Through the first nine months, all three markets had a higher base of annualized revenue than the beginning of the year levels.

Cost of services rendered and products sold increased 22 percent for the nine months, primarily due to acquisitions and general business growth. Cost of services increased as a percentage of revenue to 77.7 percent in 1999 from 77.2 percent in 1998. As discussed in the three month comparison, the platform acquisitions in landscaping, HVAC and plumbing have affected this comparison. Excluding these initiatives, cost of services rendered and products sold decreased as a percentage of revenue to 75.7 percent from 77.0 percent in 1998. This decrease primarily reflects the changing mix of the business as Consumer and Commercial Services increase in size in relationship to the overall business of the Company. The Consumer and Commercial Services business generally operates at higher gross margin levels than the rest of the business but also incur somewhat higher selling and administrative expenses as a percentage of revenue.

Selling and administrative expenses for the nine months increased 18 percent due to general business growth and acquisitions, and decreased as a percentage of revenue to 13.9 percent in 1999 from 14.3 percent in 1998. Excluding the platform initiatives, selling and administrative expenses increased as a percentage of revenue to 15.9 percent from 14.5 percent in 1998, primarily due to the changing business mix of the Company noted above.

The increase in interest expense for the nine months is due to increased debt levels associated with acquisitions, partially offset by proceeds from the May 1998 equity offering. Interest and investment income increased over prior year levels primarily due to additional gains realized on financial investments. The tax provision reflects a higher effective tax rate compared to last year, and resulted from increased non-deductible intangible amortization expense.

FINANCIAL POSITION

Net cash provided from operations for the nine months of $68.7 million was significantly below 1998. The decrease primarily reflects the deferral of the 1998 federal tax payment until March of 1999 and estimated payments on the Company's 1999 earnings. Excluding all tax payments, cash provided from operations in 1999 of $209.5 million was slightly below the 1998 level of $213.1 million. Working capital needs increased over 1998, reflecting the growth in the Company's seasonal businesses, especially landscaping operations, which experienced a significant increase in receivables. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Accounts and notes receivable grew over year end levels, reflecting general business growth, increased seasonal activity in the Consumer and Commercial Services segment, and acquisitions, primarily LandCare and ARS. Inventories also increased over year end levels as a result of normal seasonal build-ups and acquisitions.

Prepaids and other assets have increased from year end because of seasonality in the lawn care business and acquisitions in the landscape and plumbing operations. The lawn care operation defers certain marketing costs that are incurred earlier in the year, but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. In addition, prepaid expenses have increased due to the deferral of contract acquisition costs at American Home Shield, which have grown in relation to the increased volume of warranty contracts written.

Deferred revenues also increased reflecting strong growth at American Home Shield, increases in customer prepayments for pest control services, and the acquisition of ARS. Accrued liabilities and payables increased from year end primarily due to the acquisition activity and seasonality of the business.

Property and equipment increased due to general business growth and acquisitions, primarily LandCare and ARS. Capital expenditures grew, reflecting increased investments in technology throughout the organization, business growth, and recurring capital needs. The Company has no material capital commitments at this time.

Total acquisitions for the first nine months of 1999 were approximately $843 million ($618 million of which was from the LandCare USA and American Residential Services acquisitions). Approximately one-third of the acquisition payments were in the form of shares. Intangible assets, primarily goodwill, increased $523 million from year-end, reflecting the effect of the acquisitions, which included $260 million from LandCare, $213 million from ARS and various smaller acquisitions in the Consumer and Commercial Services segment.

Debt levels increased due to the seasonal nature of the Company's operating cash flows and the 1998 and 1999 tax payments, combined with the effects of acquisitions and property additions. The Company is party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios, and net worth. The Company is in compliance with the covenants related to these debt agreements.

In August 1999, the Company completed a senior unsecured debt offering of $250 million, 7.875 percent notes priced to yield 7.98 percent and due August 15, 2009. The net proceeds were used to repay a portion of the Company's borrowings under its revolving bank credit facility, thereby, reducing the Company's exposure to short term interest rate fluctuations.

Total shareholders' equity increased to $1.2 billion at September 30, 1999 from $956 million at December 31, 1998, reflecting earnings growth as well as the shares issued for acquisitions, partially offset by cash dividends and treasury share repurchases. Cash dividends paid directly to shareholders totaled $83 million, or $.27 per share for the nine months ended September 30, 1999. The increase from the prior year reflects a 13 percent increase in the dividend rate per share and an increase in shares outstanding, primarily resulting from the May 1998 equity offering and shares issued in acquisitions.

In October 1999, the Company announced that its Board of Directors authorized the repurchase of $150 million of shares over time in the open market or in privately negotiated transactions.

YEAR 2000 READINESS DISCLOSURE

YEAR 2000 COMPLIANCE. Certain computer programs use two digits rather than four to define the applicable year and consequently may not function properly beyond the year 1999 unless they are remediated. In addition, some computer programs are unable to recognize the year 2000 as a leap year. These problems may also exist in chips embedded in various types of equipment. The Company has long been aware of this Year 2000 (Y2K) problem and has dealt with the Y2K problem either through system upgrades, which were planned to occur in the normal course of business, or by putting programs into place which the Company believes will result in the completion of necessary remediation efforts prior to the year 2000.

STATE OF READINESS. The Company has initiated a program (the "Y2K program") to address Y2K issues as they affect the Company's information technology (IT) systems, electronic data interfaces and its non-IT hardware and services. The Y2K program was set up to use the following steps as appropriate: inventory - assessment - planning - renovation - testing - implementation. In addition, the program called for inquiries of the Company's major suppliers of goods and services to determine their Y2K status and a review of the Company's relationships with its customers to determine if the Company has any responsibility for the status of the customers' IT and/or non-IT systems and hardware.

Since early 1998, the Company has monitored its progress on the Y2K program on a consolidated basis. In 1998, the Company completed an inventory which covered both IT and non-IT items for all operating companies and administrative units within the ServiceMaster enterprise. All items in the inventory were placed in one of four categories: mission critical, critical, important, and ordinary within the context of the operating company or administrative unit involved. (A "mission critical" or "critical" designation for an item within an operating company or administrative unit does not necessarily hold the same level of criticality from the perspective of the entire ServiceMaster enterprise.)

Remediation plans were developed for the mission critical and critical matters, with milestones established for each plan. This program has enabled management to measure the progress made in respect of each plan against the work schedule established for that plan. Although these plans encompass many separately identifiable items, from a ServiceMaster enterprise standpoint, nine projects (the "Key Projects") were identified by management as either mission critical or critical and as requiring a measurable amount of attention to remediate. At November 12, 1999, eight of these Key Projects had been completed and the ninth of these Key Project will be completed by the end of November 1999. Thus, by November 30, 1999, all Key Projects will have been completed in accordance with their scheduled completion dates and well in advance of December 31, 1999.

In early 1998, the Company established a Y2K committee in the parent unit with responsibility for monitoring the Y2K program in each of the Company's operating units. This committee has provided status reports to the Board of Directors on a regular basis.

In addition to the Key Projects, remediation plans were developed for LandCare USA, Inc. and American Residential Services, which were acquired in March and April of 1999, respectively. These companies had extensive branch networks, which operated on a variety of different platforms. The Company has remediated these branches by implementing a common operating system, where possible by year end, and by implementing Y2K upgrades to the existing systems in the other branches. At this time, the Company does not expect Y2K problems to occur as a result of the 1999 acquisitions which will have a material adverse effect on the ServiceMaster enterprise.

YEAR 2000 COSTS. Several of the Key Projects are upgrades of systems which the Company would have undertaken irrespective of the Y2K problem. In some cases, including a new accounting and financial reporting system for the parent company and its Management Services subsidiary, work on these systems has been accelerated in view of Y2K issues. Other upgrades or new systems were already scheduled for completion prior to the year 2000, including a new support system for the Company's American Home Shield subsidiary and a new accounting and billing system for the recently developed commercial landscape business within the Company's TruGreen-LandCare subsidiary.

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

YEAR 2000 RISKS. The Company believes that its greatest risk in respect of the Year 2000 problem is that key third party suppliers of goods or services may fail to complete their own remediation efforts in a timely manner and thereby provoke an interruption in the ability of one or more of the operating segments of the Company to provide uninterrupted services to their customers. Utility services (electrical, water and gas), telephone service, banking services and, to a much lesser degree, the delivery of certain products are the critical items in this regard. Based on the Company's inquiries to its providers of goods and services as well as on the basis of the Company's general knowledge of the state of readiness of the utility companies and banks with which it does business, the Company does not expect to suffer any material interruption in the services on which the Company and its customers depend.

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

Where the Company uses its own software in the course of providing management services, the Company is responsible to make such software Y2K ready. The Company is confident that such software is Y2K ready. For those units of the Company which sell franchises and which provide software to the franchisees, such software is already, or soon is either fully Y2K ready or, provision has been made for making available to franchisees software from third-party developers from whom appropriate Y2K assurances have been or will be received.

CONTINGENCY PLANS. At this time, the Company expects all of its internal key IT and non-IT systems to be Y2K ready before the end of the year 1999. If it appears that timely delivery of any Key Projects becomes questionable, the Company will put in place the appropriate contingency plans.

The Company expects that its significant providers of goods and services are or will be Y2K ready by the end of the year 1999. The Company will continue to make inquires of its key suppliers for the purpose of testing this expectation. Insofar as the Company is exposed to risks originating in Y2K problems at key suppliers, the Company will utilize short-term solutions, but no practical long-term contingency plans for these external Y2K problems are possible.

Although the Company believes that its own critical remediation efforts will be fully completed by the end of November 1999, the untimely completion of Y2K remediation efforts by third parties could, in certain circumstances, have a material adverse effect on the operations of the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         In the ordinary course of its business activities, ServiceMaster becomes involved in judicial and administrative proceedings that involve both private parties and governmental authorities. As of November 15, 1999, these proceedings included a number of general liability actions and regulatory proceedings and a very small number of environmental proceedings, none of which was material to ServiceMaster's financial condition or results of operations.

         RAY D. MARTIN V. SERVICEMASTER. In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster's Management Services unit, filed a lawsuit in the State Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J), which as originally filed contended that the Company had not paid him the full amount of commission due him on a sale in which he was involved. In the course of the pre-trial proceedings, the trial court entered a default judgment against the Company (thereby leaving under the court's orders only the question of damages to be considered at the trial). On September 13, 1999, the jury awarded the plaintiff compensatory damages of approximately $1,000,000 and on September 14, 1999, a jury awarded the plaintiff punitive damages and fees of $135 million. On September 29, 1999, the trial court entered final judgment for the plaintiff on the basis of these verdicts in a total amount of $136,259,417.
Under Georgia law, that judgment will accrue post-judgment interest at a statutory rate of 12% per annum, except for the portion of the judgment
($77,189) that represents pre-judgment interest. On October 14, 1999, the Company filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial and/or remittitur. ServiceMaster believes it likely that the judgment will be reversed or substantially reduced by the trial court or, if necessary, by an appellate court.

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

Date:  November 15, 1999

                            THE SERVICEMASTER COMPANY

                            (Registrant)

                            By:       /s/Steven C. Preston
                               -------------------------------
                            Steven C. Preston

                            Executive Vice President and Chief Financial Officer

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999

                          THE SERVICEMASTER COMPANY

                          (Registrant)

                          By:
                             --------------------------
                          Steven C. Preston
                          Executive Vice President and Chief Financial Officer