Form 10-K
period 1999-12-31
SERVICEMASTER CO
filed 2000-03-27
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1999. Commission File number 1-14762


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

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
           Title of Each Class                   On Which Registered
           -------------------                  ---------------------
            Common Stock                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by Check Mark Whether the Registrant (1) Has Filed All Reports Required to Be Filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 During the Preceding 12 Months (or for such Shorter Period That the Registrant Was Required to File Such Reports), and (2) Has Been Subject to Such Filing Requirements for the Past 90 Days. Yes O No

     The  Aggregate  Market  Value  of  Shares  Held  by  Non-Affiliates  of the
Registrant As of March 15, 2000 was $3,580,033,732. The Number of Shares Outstanding of the Registrant's Common Stock as of March 15, 2000 was 305,045,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated into Part I, Part II and Part IV of this Form 10-K.

         Certain parts of the Registrant's Definitive Proxy Statement for the April 28, 2000 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

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

Forward-Looking Statements

         This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by such legislation. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans, goals and objectives. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect" or similar statements. The Company's actual results may differ materially from such statements. Among the factors that could result in such differences are the impact of weather conditions; increased competition; labor shortages; the continued consolidation of the U.S. hospital market; and the ability of the Company to make acquisitions at reasonable prices. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking statements should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved and the Company notes that past performance in operations and share price is not necessarily predictive of future performance.

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

         The  Company  is  organized  into  two  principal   operating   groups:
ServiceMaster Consumer and Commercial Services, whose operating units are headquartered in Memphis, Tennessee, and ServiceMaster Management Services, whose operating units are for the most part headquartered in Downers Grove, Illinois. (The Consumer and Commercial Services group was identified in Form 10-K Reports for years prior to the 1999 report as "Consumer Services", but that designation is now a misnomer in that several of the Memphis-based companies provide a significant volume of services to commercial customers).

         The two principal operating groups have their own holding companies, ServiceMaster Consumer Services Limited Partnership and ServiceMaster Management Services Limited Partnership, each of which is a wholly owned subsidiary of the Registrant. All subsidiaries of the operating group parent companies are wholly owned, except for WeServeHomes.com and two other units in which senior management for those units have purchased nominal equity interests which are subject to certain put and call rights.

Trademarks and Service Marks; Franchises

         The Company's trademarks and service marks are important for all elements of the Company's business, although such marks are particularly important in the advertising and franchising activities conducted by the Consumer and Commercial companies. Such marks are registered and are renewed at each registration expiration date.

         Within the Consumer and Commercial group, franchises are important for the TruGreen ChemLawn, Terminix, ServiceMaster Clean (formerly ServiceMaster Residential/Commercial), Merry Maids, AmeriSpec and Furniture Medic businesses. Nevertheless, revenues and profits derived from franchise-related activities constitute less than 10% of the revenue and profits of the consolidated ServiceMaster enterprise. Franchise agreements made in the course of these businesses are generally for a term of five years. ServiceMaster's renewal history is that most of the franchise agreements which expire in any given year are renewed.

ServiceMaster Consumer and Commercial Services

     ServiceMaster Consumer and Commercial Services provides specialty services to homeowners and commercial facilities principally through eight companies:
TruGreen LawnCare L.L.C ("TruGreen ChemLawn"); TruGreen LandCare L.L.C. (formerly LandCare U.S.A., Inc. which was acquired by ServiceMaster in March
1999); The Terminix International Company L.P. ("Terminix"); ServiceMaster Residential/Commercial Services L.P. ("ServiceMaster Clean"); Merry Maids L.P. ("Merry Maids"); American Home Shield Corporation ("American Home Shield" or "AHS"); AmeriSpec, Inc. ("AmeriSpec"); Furniture Medic L.P. ("Furniture Medic"); and Rescue Rooter L.L.C. ("Rescue Rooter"). Rescue Rooter was acquired by ServiceMaster Consumer Services on January 1, 1998 and includes the assets and business of American Residential Services, a company acquired by ServiceMaster in April 1999. The services provided by these companies include: lawn care, tree and shrub services and indoor plant maintenance services under the "TruGreen", "ChemLawn" and "Barefoot" service marks; landscaping services under the "TruGreen" and "LandCare" service marks; termite and pest control services under the "Terminix" service mark; residential and commercial cleaning and disaster restoration services under the "ServiceMaster" and "ServiceMaster Clean" service marks; domestic housekeeping services under the "Merry Maids" service mark; home systems and appliance warranty contracts under the "American Home Shield" service mark; home inspection services under the "AmeriSpec" service mark; on-site furniture repair and restoration under the "Furniture Medic" service mark; plumbing and drain cleaning services under the "Rescue Rooter" service mark; and electrical, plumbing, heating, ventilating and air conditioning services under the "ARS" service mark.

         The services provided by Consumer and Commercial Services companies are part of the ServiceMaster "Quality Service Network" and are accessed by calling a single toll-free telephone number: 1-800-WE SERVE. ServiceMaster focuses on establishing relationships to provide one or more of these services on a repetitive basis to customers. Since 1986, the number of customers served by Consumer and Commercial Services has increased from fewer than one million domestic customers to more than 12 million worldwide customers.

         Oversight responsibility for the Consumer and Commercial Services businesses which are conducted in foreign markets is in the appropriate Consumer and Commercial domestic operating unit.

         TruGreen ChemLawn. As of December 31, 1999, TruGreen ChemLawn had 230 company-owned branches and 105 franchised branches. With nearly 3.5 million residential and commercial customers, TruGreen ChemLawn is the leading provider of lawn care services in the United States. TruGreen ChemLawn provides lawn, tree and shrub care services in Egypt, Japan, the Palestine Authority, Saudi Arabia, and Turkey through licensing arrangements and in Canada through a subsidiary. TruGreen ChemLawn also provides interior plantscape services to commercial customers. The TruGreen ChemLawn businesses are seasonal in nature.

         TruGreen LandCare. On March 18, 1999, ServiceMaster completed the acquisition of LandCare USA, Inc., a leading provider of commercial landscaping services and tree services (including line clearing and tree care). The landscaping business previously conducted by TruGreen ChemLawn was combined with the business of the acquired company and now operates as TruGreen LandCare L.L.C. TruGreen LandCare is a leading provider of commercial landscaping services. As of December 31, 1999, TruGreen LandCare had 165 company-owned branches with approximately 17,000 customers. The Company has established a capital structure for TruGreen LandCare whereby 90% of the invested capital is in the form of intercompany debt and 10% in the form of equity. In 1999, members of senior management of TruGreen LandCare purchased 8.65% of the equity interest, representing 0.865% of the total investment in TruGreen LandCare at this time, pursuant to a management equity plan. Such interest is subject to reciprocal put and call rights which will become exercisable on April 1, 2004 and which will be consummated on the basis of the then fair market value of the interest. The intercompany debt has been eliminated in the consolidated financial statements of the company.

         Terminix. With over 2.5 million domestic residential and commercial customers Terminix, through its company-owned branches and through franchisees, is the leading provider of termite and pest control services in the United States. As of December 31, 1999, Terminix was providing these services through 251 company-owned branches and 208 franchised branches in 45 states. Terminix also manages the following European pest control companies, all of which are subsidiaries of TMX-Europe B.V., a wholly-owned subsidiary of the Company:
Terminix Ltd., a leading pest control and wood preservation company in the United Kingdom and Ireland; Terminix B.V. and Riwa B.V., each a leading pest control company in the Netherlands and Belgium; Anticimex Development A.B., a holding company for the leading pest control company in Sweden and which also operates in Norway; and Terminix GmbH & Co. KG (formerly the Stenglein Group), a group of pest control companies in Germany. Terminix also provides termite and pest control services through licensing arrangements with local service providers in 28 other countries and through a subsidiary in Mexico. The Terminix business is seasonal in nature.

         ServiceMaster Clean. ServiceMaster Clean is the leading franchisor in the United States in the residential and commercial cleaning field. ServiceMaster Clean provides carpet and upholstery cleaning and janitorial services, disaster restoration services and window cleaning services. As of December 31, 1999, these services were provided to approximately 1.6 million residential and commercial customers worldwide through a network of over 4,170 independent franchisees. ServiceMaster Clean provides its services through subsidiaries in Canada, Germany, Ireland and the United Kingdom, and through licensing arrangements with local service providers in 17 other countries.

         Furniture Medic. Furniture Medic provides on-site furniture repair and restoration services in 46 states. As of December 31, 1999, these services were provided through 600 worldwide licensees. Furniture Medic also provides its services through subsidiaries in Canada and the United Kingdom and through a licensing arrangement with a local service provider in one other country.

         Merry Maids. With approximately 415,000 worldwide customers, Merry Maids is the leading provider of domestic house cleaning services in the United States. As of December 31, 1999, these services were provided through 33 company-owned branches and 1,187 licensees operating in all 50 states and internationally. Merry Maids also provides domestic house cleaning services through subsidiaries in Canada and the United Kingdom and through licensing arrangements with local service providers in 9 other countries.

         American Residential Services/Rescue Rooter. American Residential Services ("ARS"), a leading provider of electrical, plumbing, heating, ventilation and air conditioning services, was acquired by ServiceMaster in April 1999 and the ARS business was thereafter combined with the business of Rescue Rooter, which provides plumbing and drain cleaning services. As combined, the ARS/Rescue Rooter business performed services for approximately 1.3 million customers in 1999 in 21 states through 93 company-owned branches and one franchise location. Rescue Rooter also provides plumbing and drain cleaning services through a licensing arrangement with a local service provider in one other country. The Company has established a capital structure for ARS/Rescue Rooter whereby 90% of the invested capital is in the form of intercompany debt and 10% in the form of equity. In 1999, members of senior management of the combined businesses purchased 8.5% of the equity interest, representing 0.85% of the total investment in ARS/Rescue Rooter at this time, pursuant to a management equity plan. Such interest is subject to reciprocal put and call rights which will become exercisable on July 1, 2004 and which will be consummated on the basis of the then fair market value of the interest. The intercompany debt has been eliminated in the consolidated financial statements of the company.

         American Home Shield. AHS is a wholly-owned subsidiary of ServiceMaster Consumer Services L.P. AHS is a leading provider of home systems and appliance warranty contracts ("warranty contracts") in the United States, providing homeowners with contracts covering the repair or replacement of built-in appliances, hot water heaters and electrical, plumbing, central heating and central air conditioning systems which malfunction by reason of normal wear and tear. Warranty contracts are sold through participating real estate brokerage offices in conjunction with resales of single-family residences to homeowners. AHS also sells warranty contracts directly to non-moving homeowners by renewing existing contracts and through various other distribution channels which are currently being expanded. As of December 31, 1999, AHS warranty contracts provided for services to approximately 795,000 homes through approximately 21,750 independent repair maintenance contractors in 50 states and the District of Columbia, with operations in California, Texas and Arizona accounting for 24%, 22% and

7%, respectively, of gross contracts written by AHS. AHS also provides home service warranty contracts through a licensing arrangement with a local service provider in Saudi Arabia.

         AmeriSpec. AmeriSpec is a wholly-owned subsidiary of AHS. AmeriSpec is a leading provider of home inspection services in the United States. AmeriSpec provides home inspection services through one company-owned branch and 345 franchise locations. During 1999, AmeriSpec conducted approximately 133,000 home inspections in 47 states and Canada, with operations in California, New York and Illinois accounting for 22%, 6% and 5%, respectively, of the gross number of inspections conducted through AmeriSpec.

ServiceMaster Management Services

         ServiceMaster pioneered the providing of supportive management services to health care facilities by instituting housekeeping management services in 1962. Since then, ServiceMaster has expanded its management services business such that it now provides a variety of supportive management services to health care, education and business and industrial customers (including the management of housekeeping, plant operations and maintenance, laundry and linen, grounds and landscaping, clinical equipment maintenance, food service, and total facility management). ServiceMaster's general programs and systems free the customer to focus on its core business activity with confidence that the support services are being managed and performed in an efficient manner.

         ServiceMaster Management Services is organized into operating units, each of which provides service on a nationwide basis within its market. These markets are: Healthcare Management Services; Education Management Services; and Business & Industry Management Services. The responsibility for overseeing the Management Services businesses which are conducted in foreign markets lies with Management Services senior management and designated parent company officers.

         As of December 31, 1999, ServiceMaster Management Services was providing supportive management services to approximately 1,290 health care customers and to approximately 470 educational and commercial customers. These services were being provided in all 50 states and the District of Columbia. Outside of the United States, ServiceMaster was providing management services through subsidiaries in Canada and Japan and through licensing arrangements with local service providers in 24 other countries.

         Healthcare Management Services. The Healthcare division of ServiceMaster Management Services L.P. is a leading provider to the health care market of supportive management services, including the management of housekeeping, plant operations and maintenance, laundry and linen, grounds and landscaping, clinical equipment maintenance, food services and total facility management. As of December 31, 1999, the Healthcare division was serving in approximately 1,290 healthcare facilities. Although the healthcare market has undergone significant consolidation in recent years, ServiceMaster believes that there continues to be potential for expansion in the healthcare market due to the trend of healthcare facilities to outsource more of their service requirements.

         Education Management Services. The Education division of ServiceMaster Management Services L.P. is a leading provider to the education market of maintenance, custodial and grounds services. The facilities which comprise the education market include primary schools, secondary schools and school districts, private specialty schools and colleges and universities. As of December 31, 1999, ServiceMaster was serving 280 educational customers. ServiceMaster believes there is potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to consider outsourcing more of their service requirements. However, a majority of the educational facilities continue to assume direct responsibility for managing their support functions.

         Business & Industry Management Services. The Business & Industry division of ServiceMaster Management Services L.P. is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers in selected markets. Such markets include the food processing, transportation, healthcare products and automotive markets. ServiceMaster believes that there is potential for expansion in these business and industrial markets due to ServiceMaster's current low penetration of those markets, the trend of businesses to consider outsourcing more of their service requirements and the trend of governmental units to privatize parts of their operations. As of December 31, 1999, ServiceMaster was serving approximately 190 business or industrial customers.

1999 Strategic Business Initiatives

         During the year 1999, the Company launched two new strategic business initiatives.

         E-Commerce Initiative. The Company initiated planning for the organization of a new Internet company to provide comprehensive on-line solutions for home services, products and information. On January 20, 2000, the Company, in conjunction with Kleiner, Perkins, Caufield & Byers ("KPCB"), announced the formation and initial funding of WeServeHomes.com, Inc. ("WSH"), as the Internet company which will provide such solutions at a website having the URL "WeServeHomes.com". The equity interests in WSH are currently divided between ServiceMaster (approximately 84%) and KPCB (approximately 16%, for which KPCB contributed $15 million in cash on January 19, 2000). KPCB also received warrants to purchase an additional $11.5 million in capital stock. Certain senior managers in the ServiceMaster enterprise will purchase an approximate 1% equity interest for $1 million in transactions which are expected to be completed in April 2000. ServiceMaster will support the Internet company through intensive co-branding efforts, access to the customer base of its Consumer and Commercial Services operating units, the fulfillment support of those units, and licenses for the use of certain trademarks.

     Site Service and Information Resources Initiatives. The Company expanded its outsourcing, site service and information resources to the business and commercial markets.

Other Businesses

         ServiceMaster Diversified Health Services. In 1999, ServiceMaster Diversified Health Services ("DHS") provided management services to freestanding, hospital-based and government-owned nursing homes, skilled nursing facilities, and assisted living facilities; the sale of various medical products and supplies; and pharmacy management. In January 1999, DHS sold its hospice business in connection with the ServiceMaster Home Health Care sale described below. In December 1999, DHS sold its rehabilitation services business and its architectural services business.

         ServiceMaster Employer Services. ServiceMaster Employer Services is one of the nation's larger professional employer organizations. It provides more than 990 clients with administrative processing of payroll, workers compensation insurance, health insurance, unemployment insurance and other employee benefits.

         International Operations. Consumer and commercial services and supportive management services in international markets are provided either through licensing arrangements with local entities or ownership of foreign operating companies acquired by ServiceMaster. Except as noted below, these activities in Europe, Latin America and the Middle East are administered as part of the operations of the appropriate Consumer and Commercial Services or Management Services operating units. Operating arrangements and market expansion efforts in the Pacific Rim are administered by the parent company.

Dispositions

         Energy Management Services. In January 1999, ServiceMaster transferred its energy management services business to a subsidiary of Texas Utilities Company and acquired a 15% equity interest in the subsidiary company. In June 1999, ServiceMaster sold this 15% equity interest to Texas Utilities Company.

         Premier Automotive Services. In April 1999, ServiceMaster sold one of its specialty services units (Premier Automotive Services) to Durr AG. Premier Automotive Services provided cleaning services for paint booths and other related maintenance services in the automotive industry.

         Home Health Care. On January 4, 1999, ServiceMaster announced the completion of its strategic review of its home health care business and its decision to sell its direct operations of home health care agencies and certain support operations. This decision was implemented at various points throughout the year such that, by December

31, 1999, the company's home health care services were limited to providing consulting services to certain providers of home health care.

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

         The principal methods of competition employed by ServiceMaster in the Consumer and Commercial Services business are name recognition, assurance of customer satisfaction and a history of providing quality services to homeowners. The principal methods of competition employed by ServiceMaster in each of the operating units in the Management Services business are price, quality of service and experience in providing management services. The principal methods of competition employed by ServiceMaster in the Employer Services business are name recognition, assurance of customer satisfaction and financial strength.

Consumer and Commercial Operating Units

         The Consumer and Commercial Services operating units provide a variety of residential and commercial services under their respective names on the basis of their and ServiceMaster's reputation, the strength of their service marks, their size and financial capability, and their training and technical support services. The markets served by Terminix and TruGreen ChemLawn are seasonal in nature.

         Lawn Care Services. TruGreen ChemLawn, both directly and through franchisees, provides lawn care services to residential and commercial customers. Competition within the lawn care market is strong, coming mainly from regional and local, independently-owned firms and from homeowners who elect to care for their lawns through their own personal efforts. TruGreen ChemLawn is the leading national lawn care company within this market. TruGreen ChemLawn also provides indoor plant maintenance to commercial customers.

         Lawn care services are regulated by law in most of the states in which TruGreen ChemLawn provides such services. These laws require licensing which is conditional on a showing of technical competence and adequate bonding and insurance. The lawn care industry is regulated at the federal level under the Federal Insecticide, Fungicide and Rodenticide Act, and lawn care companies (such as TruGreen ChemLawn) which apply herbicides and pesticides are regulated under the Federal Environmental Pesticide Control Act of 1972. Such laws, together with a variety of state and local laws and regulations, may limit or prohibit the use of certain herbicides and pesticides, and such restrictions may adversely affect the business of TruGreen ChemLawn.

         Landscaping and Tree Services. TruGreen LandCare provides landscaping and tree services to commercial customers. (See page 2 for a discussion of the acquisition of LandCare USA, Inc.). The landscape and tree services industry is highly competitive. Most competitors of TruGreen LandCare's landscape services are small, owner-operated companies operating in a limited geographic market, but there are a few large companies operating in multiple markets. Competition in the line clearing market is characterized by a small number of large companies. The commercial tree services market is characterized by a large group of small competitors, most of which are owner-operated businesses operating in limited geographic areas and a few larger companies operating in one or more regions.

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

         Heating, Ventilating and Air Conditioning Services. The market for heating, ventilating and air conditioning services is highly competitive in both the residential and commercial sectors. ARS believes that its share of the total potential market for such services is small and that there is significant potential for future expansion and penetration. Many states in which ARS provides heating, ventilating, and air conditioning services regulate such services. The level of regulation and licensing varies from state to state.

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

         Home Systems and Appliance Warranty Contracts. The market for home systems and appliance warranty contracts is relatively new. ServiceMaster believes that AHS maintains a favorable position in its industry due to the system developed and used by AHS for accepting, dispatching and fulfilling service calls from homeowners through a nationwide network of independent contractors. AHS also has a computerized information system developed and owned by AHS, and an electronic digital voice communication system through which AHS handles requests for service.

         Residential and Commercial Cleaning Services. The market for domestic house cleaning services is highly competitive. In urban areas the market involves numerous local companies and a few national companies. ServiceMaster believes that its share of the total potential market for such services is small and that there is significant potential for further expansion of its
housecleaning   business  through  continued   internal  expansion  and  greater
penetration of the housecleaning market. Through company-owned branches and franchisees, ServiceMaster Clean and Merry Maids have a small share of the market for the cleaning of residential and commercial buildings.

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

Management Services

         Health Care. Within the market consisting of general health care facilities having 50 or more beds, ServiceMaster is the leading supplier of plant operations and maintenance, housekeeping, clinical equipment maintenance, and laundry and linen management services. As of December 31, 1999, ServiceMaster was serving approximately 1,290 customers and managing approximately 1,620 health care facilities. The majority of health care facilities within this market not currently served by ServiceMaster assume direct responsibility for managing their own non-medical support functions.

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

         Education. ServiceMaster is a leading provider to the education market of maintenance, custodial and grounds services. The facilities which comprise the education market served by ServiceMaster include primary schools, secondary schools and school districts, private specialty schools and colleges and universities. As of December 31, 1999, ServiceMaster was serving approximately 280 customers and managing approximately 4,845 facilities. ServiceMaster believes there is potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to consider outsourcing more of their service requirements. However, a majority of the educational facilities continue to assume direct responsibility for managing their support functions.

         Business and Industry. ServiceMaster is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers in selected markets. ServiceMaster believes that there is potential for expansion in those business and industrial markets which ServiceMaster has elected to emphasize due to ServiceMaster's low current penetration of those markets, the trend of businesses to consider outsourcing more of their service requirements and the trend of governmental units to privatize parts of their operations. The emphasized markets include the food processing, transportation, healthcare products, and automotive markets. As of December 31, 1999, ServiceMaster was serving approximately 190 customers and managing approximately 5,500 business or industrial facilities.

Major Customers

         ServiceMaster has no single customer which accounts for more than 10% of its total revenues. No part of the Company's business is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the Company as a whole. Revenues from governmental sources are not material.

Employees

         On December 31, 1999, ServiceMaster had a total of approximately 72,000 employees.

         ServiceMaster provides its employees with annual vacation, medical, hospital and life insurance benefits and the right to participate in additional benefit plans which are described in the Notes to Financial Statements included in the Company's Annual Report to Shareholders for the Year Ended December 31, 1999.

Year 2000 Computer Program Compliance

         Throughout the year 1999, the Company proceeded with its program (the "Y2K Program") to address Year 2000 ("Y2K") issues as they might affect the Company's information technology ("IT") systems, electronic data interfaces and its non-IT hardware. The Y2K Program met its objective and the Company experienced no material difficulties in its internal programs in the transition from the year 1999 to the year 2000. The Company also did not experience any material Y2K-related difficulties with its providers of goods and services, and the Company did not experience any material Y2K-related difficulties in facilities in which the Company was providing services to its customers.

         Several of the projects carried out as part of the Y2K Program were upgrades of systems which the Company would have undertaken irrespective of Y2K concerns. In some cases, including a new accounting and financial reporting system for the parent company and its Management Services group, work on these systems was accelerated in view of Y2K issues. Other upgrades or new systems were already scheduled for completion prior to the year 2000 (such as a new support system for American Home Shield Corporation and a new operating and financial system for the operations making up TruGreen LandCare).

         The Company's Y2K costs were not material to the Company's results of operations or financial position. All Y2K costs (as well as the costs of installing the system upgrades referred to above) were funded from cash from operations.

Item 2.  Properties

         The headquarters facility of ServiceMaster, which also serves as headquarters for ServiceMaster Management Services, is owned by The ServiceMaster Company and is located on a ten-acre tract at One ServiceMaster Way, Downers Grove, Illinois. The building contains approximately 118,900 square feet of air conditioned office space, 2,100 square feet of laboratory space and space for food service demonstrations and dining facilities. In 1992, ServiceMaster completed the conversion of approximately 30,000 square feet of space formerly used as a warehouse to offices for Management Services and for The Kenneth and Norma Wessner Training Center.

         ServiceMaster owns a seven-acre, improved tract at 2500 Warrenville Road, Downers Grove, Illinois, which is adjacent to its headquarters facility. ServiceMaster leases approximately half the space (50,000 square feet) to a commercial tenant and the balance of the space is utilized by ServiceMaster personnel.

     ServiceMaster owns a 50,000 square foot facility near Aurora, Illinois which is used by ServiceMaster as a warehouse/distribution center.

         ServiceMaster believes that the facilities described in the preceding three paragraphs will satisfy the Company's needs for administrative and warehouse space in the Chicago area for the immediate future.

         ServiceMaster owns five properties in Cairo, Illinois, consisting of a 36,000 square foot, three-story building used for manufacturing and warehousing equipment, supplies and products used in the business; a warehouse and package facility comprising 30,000 square feet; a three-story warehouse and manufacturing building consisting of 43,000 square feet; a 2,500 square foot building used for a machine shop; and a warehouse facility consisting of 6,000 square feet. ServiceMaster also leases one warehouse property with 14,000 square feet in Cairo, Illinois. Management believes that the foregoing manufacturing and warehouse facilities are adequate to support the current needs of ServiceMaster.

         The headquarters for ServiceMaster Consumer Services L.P. are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The 860 Ridge Lake Boulevard facility also serves as the headquarters for TruGreen ChemLawn, TruGreen LandCare, Terminix, American Home Shield, AmeriSpec, ARS and Rescue Rooter. The headquarters for ServiceMaster Clean, Merry Maids and
Furniture Medic are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee.

         A call center is located in leased premises at 6399 Shelby View Drive, Memphis, Tennessee. The center contains approximately 60,000 square feet of air conditioned office space from which telephone sales, scheduling services, and other business functions are conducted.

         TruGreen ChemLawn owns eight buildings which are used as branch sites for lawn care services. These facilities are located in Colorado (1), Florida
(1), Georgia (1), Michigan (1), Ohio (3), and Texas (1). TruGreen-ChemLawn also leases 199 facilities used as branch sites.

     TruGreen LandCare owns four facilities in Texas which are used as branch locations. It leases 185 facilities for branch operations.

         Terminix owns 21 buildings which are used as branch sites for termite and pest control services. These properties are all one-story buildings that contain both office and storage space. These properties are located in California (3), Florida (9), Georgia (1), New Jersey (2), Tennessee (1), and Texas (5). Terminix also leases 232 facilities in 39 states for branch operations.

         American Home Shield leases office space in Santa Rosa and San Ramos, California, for sales and service operations. Certain of American Home Shield's service and data processing departments are located in premises owned by the company in Carroll, Iowa.
This facility consists of a 43,000 square foot building on a seven-acre site.

         Out of the 110 acres of land in Santa Rosa, California, which American Home Shield owned at the time of its acquisition by ServiceMaster in 1989, the company owned 16.6 acres on March 17, 2000. This remaining land is divided into two lots, both of which are under contract to close via escrow in February 2001.

         Rescue Rooter owns four buildings and leases 23 facilities which are used for branch operations to provide plumbing and drain cleaning services, and heating, ventilating and air conditioning services. The owned facilities are located in four states, and leased facilities are located in ten states.

         American Residential Services owns eight buildings and leases 74 facilities, all of which are used for branch operations to provide electrical, plumbing, heating, ventilating, and air conditioning services. The owned facilities are located in seven states, and the leased facilities are located in 16 states.

         The headquarters for Diversified Health Services are located in a leased facility at 3839 Forest Hill-Irene Road, Memphis, Tennessee. DHS leases other administrative facilities in Pennsylvania and Tennessee. As of March 1, 2000, DHS has an ownership interest in three nursing home facilities, leases one nursing home facility, and leases five assisted living facilities. These facilities are located in Alabama, Connecticut, Florida, Michigan, Tennessee, and Texas.

         The headquarters for ServiceMaster Employer Services ("SES") and Certified Systems, Inc., the principal subsidiary of SES, are located at 3218 Highway 67, Mesquite, Texas. SES leases other administrative facilities in Little Rock, Arkansas, and Memphis, Tennessee.

Item 3.  Legal Proceedings

         In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial and administrative proceedings which involve both private parties and governmental authorities. As of March 17, 2000, these proceedings included a number of general liability actions and a very small number of environmental proceedings.

         Ray D. Martin v. ServiceMaster. In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster's Management Services unit, filed a lawsuit in the State Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J), which as originally filed contended that the company had not paid him the full amount of commission due him on a sale in which he was involved. In the course of the pre-trial proceedings, the trial court entered a default judgment against the company (thereby leaving under the court's orders only the question of damages to be considered at the trial). On September 13, 1999, the jury awarded the plaintiff compensatory damages of approximately $1 million and on September 14, 1999, a jury awarded the plaintiff punitive damages and fees of $135 million. On September 29, 1999, the trial court entered final judgment for the plaintiff on the basis of these verdicts in a total amount of $136,259,417.79. Under Georgia law, that judgment will accrue post-judgment interest at a statutory rate of 12% per annum, except for the portion of the judgment
($77,189) that represents pre-judgment interest. On October 14, 1999, the company filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial and/or remittitur and a hearing on this motion was held on March 9, 2000. The trial court presently has the matter under advisement. ServiceMaster believes that the award of $135 million in punitive damages is not supportable by the facts of the case or by applicable state law and that the judgment will be reversed or substantially reduced by the trial court or, if necessary, by an appellate court.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Shares and Related Shareholder Matters

         Except for the information set forth in the second and third sentences of this Item 5, the portions of the ServiceMaster Annual Report to Shareholders for 1999 under the captions "Statements of Shareholders' Equity" (page 37) and "Cash Dividends Per Share" and "Price Per Share" in the Quarterly Operating Results table (page 46) supply the information required by this item and such portions are hereby incorporated herein by reference. The Registrant's shares of common stock are listed and traded on the New York Stock Exchange under the symbol "SVM". At March 15, 2000, the Registrant's shares of common stock were held of record by approximately 41,000 persons. The Company estimates that another 53,000 persons held shares of the Registrant's common stock in the names of nominees.

Item 6.  Selected Financial Data

         The portion of the ServiceMaster Annual Report to Shareholders for 1999 in the Financial Statements and Management Discussion section ("FSMD Section") under the caption "Eleven Year Financial Summary" (pages 30-31) supplies the information required by this item and such portion is hereby incorporated herein by reference.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

         Management Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1999, is contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1999 on pages 25-29 and is hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The consolidated statements of financial position of ServiceMaster as of December 31, 1999 and 1998, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1999, 1998, and 1997 and notes to the consolidated financial statements are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1999 on pages 32-46 are incorporated herein by reference. The report of Arthur Andersen LLP thereon dated January 24, 2000, and the summary of significant accounting policies are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1999 on page 33 and are hereby incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

         The information contained under the heading "Election of Directors" in the definitive proxy statement for the Company's April 28, 2000 Annual Meeting of the Shareholders is incorporated herein by reference.

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

         The Board of Directors has appointed the persons listed below as Senior Management Advisers effective as of the 1999 annual meeting of the Board of Directors to serve in such capacity until the annual meeting of the Board of Directors in 2000 or until otherwise determined by the Board of Directors.

         Robert D. Erickson, age 56, is an Executive Vice President. Mr. Erickson was a director of ServiceMaster from May 1987 to May 1993. He previously served as a director of ServiceMaster from May 1981 to June 1984. He served as the President and Chief Operating Officer of ServiceMaster's International business unit from October 1993 to December 1997.

         Donald K. Karnes, age 49, is Group President of ServiceMaster Consumer and Commercial Services. He served as President and Chief Operating Officer of TruGreen ChemLawn from January 1992 to December 1995.

         Robert F. Keith, age 43, is Group President of ServiceMaster Management Services. He served as President and Chief Operating Officer, ServiceMaster Management Services from January 1, 1997 to October 2, 1998, and President and Chief Operating Officer, ServiceMaster Consumer Services from July 1994 to December 31, 1996.

         Ernest J. Mrozek, age 46, is Group President of ServiceMaster Consumer and Commercial Services. He served as President and Chief Operating Officer, ServiceMaster Consumer Services from January 1, 1997 to October 2, 1998, and Senior Vice President and Chief Financial Officer of the Registrant from January 1, 1995 to December 31, 1996

         Steven C. Preston, age 39, has served as Executive Vice President and Chief Financial Officer since July 1, 1998. He served as Senior Vice President and Chief Financial Officer from April 1, 1997 to June 30, 1998. From August 1993 to March 7, 1997, he was Senior Vice President and Corporate Treasurer for First Data Corporation, Atlanta, GA.

         David M. Slott, age 41, is President and Chief Operating Officer of TruGreen Limited Partnership. He served as Executive Vice President and Chief Operating Officer of TruGreen Limited Partnership from May 1, 1994 to December 31, 1995.

         Richard W. Williams, age 50, is President of Education Management Services. He served as Executive Vice President of Education Management Services from January 1, 1994 to April 1, 1996.

         The following table shows: (i) the names and ages (as of March 1, 2000) of the present executive officers of the Registrant; (ii) all positions presently held by each officer; and (iii) the year each person became an officer. Each person named has served as an officer of the Registrant and its predecessor company continuously since the year shown. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was or is to be selected as an officer.


                                                                                                       First Became
 Name                      Age      Present Position                                                     An Officer
------------------         ---      ------------------------------------------------------------       ------------
C. William Pollard         61       Chairman, Chief Executive Officer and Director                             1977

Carlos H. Cantu            66       Senior Chairman and Director                                               1986

Robert D. Erickson         56       Executive Vice President and a Senior Management Adviser                   1976

Donald K. Karnes           49       Group President, Consumer and Commercial Services, and a
                                    Senior Management Adviser                                                  1992

Ernest J. Mrozek           46       Group President, Consumer and Commercial Services, and a
                                    Senior Management Adviser                                                  1987

Robert F. Keith            43       Group President, Management Services, and                                  1986
                                    a Senior Management Adviser

Phillip B. Rooney          55       President, Business Services Group, and Director                           1997

Vernon T. Squires          65       Senior Vice President and General Counsel                                  1987

Steven C. Preston          39       Executive Vice President and Chief Financial Officer, and
                                    a Senior Management Adviser                                                1997

Eric R. Zarnikow           40       Senior Vice President and Treasurer                                        1994

Deborah A. O'Connor        37       Senior Vice President and Controller                                       1993


     Messrs. Pollard and Cantu are also Directors of the Company. See "Election of Directors" in the definitive proxy statement for the Company's 2000 Annual Meeting of the Shareholders for biographical information with respect to these persons. Messrs. Erickson, Karnes, Mrozek, Keith, and Preston are Senior Management Advisers. See page 13 for biographical information with respect to these persons.

         Phillip B. Rooney, age 55, is also a Director of the Company. He presently serves as President, Business Services Group. From May 1996 to February 1997 he was President and Chief Executive Officer of Waste Management, Inc., Oakbrook, Illinois ("WMI") and from November 1984 to May 1996 he was President and Chief Operating Officer of WMI. Mr. Rooney is a director of Van Kampen American Capital, Oak Brook, Illinois, an investment management company; Stone Container Corporation, Chicago, Illinois, a paper manufacturing company; Illinois Tool Works, Inc., Glenview, Illinois, a diversified manufacturing company; and Urban Shopping Centers, Inc., Chicago, Illinois, a retail real estate management company.

         Vernon T. Squires, age 65, has served as Senior Vice President and General Counsel since January 1, 1988. He served as Vice President and General Counsel from April 1, 1987 until December 31, 1987. He was an associate and partner with the law firm of Wilson & McIlvaine in Chicago, specializing in corporate and tax law, from 1960 to April 1, 1987.

         Eric R. Zarnikow, age 40, has served as Senior Vice President and Treasurer since December 10, 1999. He served as Vice President and Treasurer from May 1, 1994 until December 9, 1999.

         Deborah A. O'Connor, age 37, has served as Senior Vice President and Controller since December 10, 1999. She served as Vice President and Controller from January 1, 1993 until December 9, 1999.

Compliance With Section 16(a) of The Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of ServiceMaster's shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. The Commission's regulations require certain officers, directors and greater-than-ten-percent shareholders to furnish to the Company copies of all Section 16(a) forms that they file. During 1999, the Company received
Section 16(a) forms from such officers and directors. As of January 1, 2000, the Company did not have any shareholders with an interest greater than ten percent.

         Based solely on a review of the copies of Section 16(a) forms received by the Company or on written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that during 1999 the officers and directors of the Company complied with applicable filing requirements.

Item 11.  Executive Compensation

         The information contained under the heading "Executive Compensation" (except those portions relating to Item 13 below) in the definitive proxy statement for the Company's April 28, 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information contained under the heading "Principal Shareholders" and "Management Ownership" in the definitive proxy statement for the Company's April 28, 2000 Annual Meeting of the Shareholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Miscellaneous Transactions

         The information contained under the heading "Executive Compensation" (except those portions relating to Item 11 above) and the subheadings "Compensation of Directors" and "Ownership Information" in the definitive proxy statement for the Company's April 28, 2000 Annual Meeting of the Shareholders is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements, Schedules and Exhibits

         1.  Financial Statements

                  The documents shown below are contained in the Financial Statements and Management Discussion and Analysis section of the ServiceMaster Annual Report to Shareholders for 1999, on pages 32-46 and are incorporated herein by reference:

                           Summary of Significant Accounting Policies

                           Report of Independent Public Accountants

                           Consolidated Statements of Income for the three years ended December 31, 1999, 1998 and 1997

                           Consolidated Statements of Financial Position as of December 31, 1999 and 1998

                           Consolidated Statements of Cash Flows for the three years ended December 31, 1999, 1998 and 1997

                           Consolidated Statements of Shareholders' Equity for the three years ended December 31,1999, 1998 and 1997

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

         3.   Exhibits

              The exhibits filed with this report are listed on pages 24-27 herein (the "Exhibits Index").

                  The following entries in the Exhibits Index are management contracts or compensatory plans in which a director or any of the named executive officers of the Registrant does or may participate. Reference is made to the Exhibits Index for the filing with the Commission which contains such contract or plan.

                  Exhibit           Contract or Plan
                  -------           ----------------
                  10.2              Deferred Directors Fee Agreement

                  10.3              Incentive Reward Compensation Plan

                  10.4              ServiceMaster Profit Sharing and Retirement Plan as amended and restated effective October 1, 1999

                  10.5              Senior Executive Ownership Election Plan

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

(b) Reports on Form 8-K filed during the last quarter of 1999

                  None

Certain Undertakings With Respect To Registration Statements on Form S-8

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Registrant hereby undertakes as follows which undertaking shall be incorporated by reference into each of the Registrant's Registration Statements on Form S-8, including No. 333-89037:

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

                                  SCHEDULE VIII

                            THE SERVICEMASTER COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                        Additions       Deductions
                                                                        ---------       ----------
                                                       Balance at       Charged to     Write-offs of     Balance at
                                                      Beginning of      Costs and      Uncollectible       end of
 Description                                             Period          Expenses        Accounts          Period
 -----------                                        ------------------ ------------- ------------------ -------------
 AS OF DECEMBER 31, 1999:
 Allowance for doubtful accounts --

 Accounts receivable (current)                                 $34,153        28,797             25,747       $37,203
                                                    ------------------ ------------- ------------------ -------------
 Notes receivable (current)                                     $4,835           688              3,715        $1,808
                                                    ------------------ ------------- ------------------ -------------


 AS OF DECEMBER 31, 1998:
 Allowance for doubtful accounts--

 Accounts receivable (current)                                 $27,544        25,998             19,389       $34,153
                                                    ------------------ ------------- ------------------ -------------
 Notes receivable (current)                                    $ 4,677           686                528       $ 4,835
                                                    ------------------ ------------- ------------------ -------------



 AS OF DECEMBER 31, 1997:
 Allowance for doubtful accounts--

 Accounts receivable (current)                                 $24,117        20,183             16,756       $27,544
                                                    ------------------ ------------- ------------------ -------------
 Notes receivable (current)                                    $ 2,170         2,507                  0       $ 4,677
                                                    ------------------ ------------- ------------------ -------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of The ServiceMaster Company:

We have audited in accordance with generally accepted auditing standards, the financial statements included in The ServiceMaster Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules included in Part IV in the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       Arthur Andersen LLP

Chicago, Illinois
January 24, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE SERVICEMASTER COMPANY
                                                       Registrant




Date: March 17, 2000                         By   /s/ C. WILLIAM POLLARD
                                                      C. William Pollard
                                                      Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.


         Signature                               Title                                  Date
--------------------------           --------------------------------------        ---------------
/s/ C. WILLIAM POLLARD                      Chairman, Chief Executive Officer       March 17, 2000
    C. William Pollard                            and Director



/s/ CARLOS H. CANTU                         Senior Chairman and Director            March 17, 2000
    Carlos H. Cantu



/s/ STEVEN C. PRESTON                       Executive Vice President and            March 17, 2000
    Steven C. Preston                       Chief Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)



/s/ PAUL W. BEREZNY, JR.                    Director                                March 17, 2000
    Paul W. Berezny, Jr.



/s/ BRIAN GRIFFITHS                         Director                                March 17, 2000
    Brian Griffiths



/s/ SIDNEY E. HARRIS                        Director                                March 17, 2000
    Sidney E. Harris


/s/ GLENDA A. HATCHETT                      Director                                March 17, 2000
    Glenda A. Hatchett



/s/ HERBERT P. HESS                         Director                                March 17, 2000
    Herbert P. Hess



/s/ MICHELE M. HUNT                         Director                                March 17, 2000
    Michele M. Hunt



/s/ GUNTHER H. KNOEDLER                    Director                                March 17, 2000
    Gunther H. Knoedler



/s/ JAMES D. McLENNAN                      Director                                March 17, 2000
    James D. McLennan



/s/ VINCENT C. NELSON                      Director                                March 17, 2000
    Vincent C. Nelson



/s/ DALLEN W. PETERSON                     Director                                March 17, 2000
    Dallen W. Peterson



/s/ PHILLIP B. ROONEY                      Director                                March 17, 2000
    Phillip B. Rooney



/s/ STEVEN S REINEMUND                     Director                                March 17, 2000
    Steven S Reinemund



/s/ BURTON E. SORENSEN                     Director                                March 17, 2000
    Burton E. Sorensen


/s/ CHARLES W. STAIR                       Director                                March 17, 2000
    Charles W. Stair



/s/ DAVID K. WESSNER                       Director                                March 17, 2000
    David K. Wessner

Exhibit
No.                               Description of Exhibit
-------      -------------------------------------------------------------------


2.1 Merger and Reorganization Agreement as amended and restated on October 3, 1997 is incorporated by reference to Exhibit 5 to the Current Report on Form 8-K as filed by ServiceMaster Limited Partnership on December 29, 1997 (the "SMLP December 29, 1997 8-K") and to Exhibit 5 to the Current Report on Form 8-K as filed by The ServiceMaster Company on Form 8-K on February 26, 1998 - second of three 8-K reports filed on that date (the "Company February 26, 1998 8-K, No. 2").

2.2 Certificate of Merger of NewSub B, Inc. into ServiceMaster Limited Partnership in accordance with Section 17-211 of the Delaware Revised Uniform Limited Partnership Act (the "Reincorporating Merger"), the filing of which was certified by the Secretary of State of the State of Delaware on December 17, 1997 and the effective date and time of which was December 26, 1997 at 11:59 P.M., Eastern Standard Time, is on file with the Secretary of State of the State of Delaware.

2.3 Certificate of Merger of ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership with and into The ServiceMaster Company, a Delaware corporation, in accordance with the General Corporation Law of the State of Delaware, the filing of which was certified by the Secretary of State of the State of Delaware on December 18, 1997 and the effective date and time of which was January 1, 1998 at 12:01 A.M., Eastern Standard Time, is on file with the Secretary of State of the State of Delaware.

2.4 The Plan of Reorganization and Agreement and Plan of Merger dated as of November 1, 1998 by and among LandCare USA, Inc., The ServiceMaster Company and SVM Acquisition Corporation is
             incorporated by reference to Appendix A to the Proxy Statement/Prospectus included as part of the Registration Statement on Form S-4 as filed by The ServiceMaster Company on February 10, 1999 (SEC Registration No. 333-70191).

2.5 Agreement and Plan of Merger dated as of March 22, 1999 by and among American Residential Services, Inc., The ServiceMaster Company and SVM M9 Acquisition Corporation is incorporated by reference to Exhibit C(1) to the Schedule 14D-1 to the Tender Offer Statement as filed by The ServiceMaster Company on March 29, 1999.

2.6 Amended and Restated Certificate of Incorporation of The ServiceMaster Company, a Delaware corporation, as filed with the Secretary of State, State of Delaware, on November 6, 1997 is incorporated by reference to
     Exhibit 1 to the SMLP December 29, 1997 8-K and to Exhibit 1 to the Company February 26, 1998 8-K, No. 2.

2.7 Bylaws of The ServiceMaster Company as adopted on November 3, 1997 are incorporated by reference to Exhibit 2 to the SMLP December 29, 1997 8-K and to Exhibit 2 to the Company February 26, 1998 8-K, No. 2.

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

4.3 Indenture dated as of August 15, 1997 among The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.1 to the ServiceMaster Limited Partnership, The ServiceMaster Company Limited Partnership, and ServiceMaster Incorporated of Delaware Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 28, 1997 (the "July 28, 1997 Registration Statement").

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

4.5 Second Supplemental Indenture dated as of January 1, 1998 among The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 2 to the Current Report on Form 8-K as filed by The ServiceMaster Company on Form 8-K on February 26, 1998 - first of three 8-K reports filed on that date.

4.6 Third Supplemental Indenture dated as of March 2, 1998 among The ServiceMaster Company and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K as filed by The ServiceMaster Company on February 27, 1998 (the "Company February 27, 1998 8-K").

4.7 Fourth Supplemental Indenture dated as of August 10, 1999 by and between The ServiceMaster Company and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 3 to the Current Report on Form 8-K as filed by The ServiceMaster Company on August 16, 1999 (the "Company August 16, 1999 8-K").

4.8 Indenture dated as of November 18, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank as trustee, including the form of note annexed thereto as Exhibit 1, is incorporated by reference to Exhibit 4.16 to The ServiceMaster Company Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 19, 1999 (SEC File Number 333-91381) (the "November 19, 1999 Registration Statement").

4.9  Form of 6.95% Note due August 14,  2007 is  incorporated  by  reference  to
     Exhibit 4.2 to the July 28, 1997 Registration Statement.

4.10 Form of 7.45% Note due August 14,  2027 is  incorporated  by  reference  to
     Exhibit 4.2 to the July 28, 1997 Registration Statement.

4.11 Form of 7.10%  Note due  March 1,  2018 is  incorporated  by  reference  to
     Exhibit 4.1 to the Company February 27, 1998 8-K.

4.12 Form of 7.25%  Note due  March 1,  2038 is  incorporated  by  reference  to
     Exhibit 4.2 to the Company February 27, 1998 8-K.

4.13 Form of 7.875% Note due August 15, 2009 is  incorporated  by  reference  to
     Exhibit 4 to the Company August 16, 1999 8-K.

4.14 Form of 7.875% Note due August 15, 2009 is  incorporated  by  reference  to
     Exhibit 5 to the Company August 16, 1999 8-K.

10.1 $750,000,000 Credit Agreement among The ServiceMaster Company Limited Partnership, the First National Bank of Chicago and Morgan Guaranty Trust Company dated as of April 1, 1997, is incorporated by reference to Exhibit 10.2 to the 1997 10-K.

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

10.4 ServiceMaster Profit Sharing and Retirement Plan as amended and restated as of October 1,1999 is incorporated by reference to
             Exhibit 99.1 to The ServiceMaster Company Registration Statement on Form S-8 (No. 333-89037) filed with the SEC on October 14, 1999.

10.5 Senior Executive Ownership Election Plan as approved by the Board of Directors on December 10, 1999.

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

10.10Form  of  ServiceMaster   Deferred  Fees  Plan  Trust  is  incorporated  by
     reference to Exhibit 10.20 of the 1990 10-K.

10.11 ServiceMaster 10-Plus Plan as amended September 3, 1991 and as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K").

10.12Form of Option  Agreement  for the  ServiceMaster  10-Plus  Plan as amended
     September 3, 1991 is incorporated by reference to Exhibit 10.22 to the 1991 10-K.

10.13 ServiceMaster 1994 Non-Employee Directors Share Option Plan as assumed by The ServiceMaster Company in the Reincorporating Merger is incorporated by reference to Exhibit to the ServiceMaster Limited Partnership Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 5, 1994 (the "Directors Share Plan Registration Statement").

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

10.16Form of Option Agreement for the ServiceMaster 1997 Share Option Plan is incorporated by reference to Exhibit 10.29 to the 1996 10-K.

10.17ServiceMaster 1998 Equity Incentive Plan as adopted on December 17, 1997 and approved by the shareholders on May 1, 1998 is incorporated by reference to Exhibit 10.15 to the 1997 10-K.

10.18        Form  of  Option  Agreement  for  the  ServiceMaster   1998  Equity
             Incentive Plan (Non-Qualifying Stock Options) is incorporated by reference to Exhibit 10.20 to the 1997 10-K.

10.19Form of Option Agreement for the  ServiceMaster  1998 Equity Incentive Plan
     (Incentive Stock Options) is incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.20ServiceMaster 1998 Non-Employee Directors Discounted Stock Option Plan is incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.21ServiceMaster 1998 Long-Term Performance Award Plan is incorporated by reference to Exhibit 10.22 to the 1997 10-K.

11 Exhibit regarding detail of income per share computation for each of the three years ended December 31, 1999, 1998 and 1997 is incorporated by reference to the footnote on page 45 of the 1999 Annual Report (defined in Exhibit 13).

13 The ServiceMaster Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Annual Report"). The parts of the 1999 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 1999 Annual Report are furnished for the information of the Commission and are not filed with this report.

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