Form 10-Q
period 2000-05-15
SERVICEMASTER CO
filed 2000-05-15
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               ----THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

              -----TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______ to_______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No         .
                                                    -------    --------

Indicate the number of shares outstanding of each of the issuer's classes of shares: 305,433,000 shares as of May 12, 2000.

This document consists of 13 pages, including the cover page.

                                  TABLE OF CONTENTS

                                                                            Page

                                                                             No.

THE SERVICEMASTER COMPANY (Registrant) -


PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income for the
   three months ended March 31, 2000 and March 31, 1999                        2

Consolidated Statements of Financial Position
   as of March 31, 2000 and December 31, 1999                                  3

Consolidated Statements of Cash Flows for the
   three months ended March 31, 2000 and March 31, 1999                        4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
   and Results of Operations                                                   7


PART II.  OTHER INFORMATION

Item 1: Legal Proceedings                                                     11

Item 6(a): Exhibits                                                           12

Signature

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           Three Months Ended
                                                                                March 31,
                                                                        2000                  1999
                                                                     -----------          --------
OPERATING REVENUE..............................................     $  1,346,505        $   1,115,062

OPERATING COSTS AND EXPENSES:
Cost of services rendered

and products sold..............................................        1,085,416              899,815
Selling and administrative expenses............................          166,386              136,619
                                                                     -----------          -----------

Total operating costs and expenses.............................        1,251,802            1,036,434
                                                                     -----------          -----------

OPERATING INCOME...............................................           94,703               78,628

NON-OPERATING EXPENSE (INCOME):

Interest expense...............................................           31,865               21,948
Interest and investment income.................................           (4,023)              (3,621)
                                                                     -----------          -----------

INCOME BEFORE INCOME TAXES.....................................           66,861               60,301
Provision for income taxes.....................................           27,850               24,692
                                                                     -----------          -----------

NET INCOME.....................................................     $     39,011        $      35,609
                                                                     ===========          ===========

PER SHARE: (1)

BASIC..........................................................            $ .13                $ .12
                                                                           =====                =====

DILUTED........................................................            $ .13                $ .12
                                                                           =====                =====

DIVIDENDS......................................................            $ .09                $ .09
                                                                           =====                =====


 (1)Basic earnings per share are calculated based on 305,668 shares in 2000 and 299,602 shares in 1999 while diluted earnings per share are calculated based on 310,138 shares in 2000 and 307,959 shares in 1999.

                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                                                     As of
                                                                           March 31,       December 31,
                                                                             2000             1999
                                                                        ------------        ---------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents............................................ $      43,330   $       59,834
Marketable securities................................................        53,213           54,376
Receivables, less allowances of $36,648
   and $39,011, respectively.........................................       552,854          558,842
Inventories..........................................................        95,212           82,861
Prepaid expenses and other assets....................................       271,782          203,325
                                                                       ------------    -------------
    Total current assets.............................................     1,016,391          959,238
                                                                       ------------    -------------

PROPERTY AND EQUIPMENT:
   At cost...........................................................       669,667          659,810
   Less:  accumulated depreciation...................................       346,370          341,712
                                                                       ------------    -------------
    Net property and equipment.......................................       323,297          318,098
                                                                       ------------    -------------
INTANGIBLE ASSETS, PRIMARILY TRADE NAMES AND GOODWILL,
   net of accumulated amortization of $361,187
   and $343,316, respectively........................................     2,494,986        2,461,389
NOTES RECEIVABLE, LONG-TERM SECURITIES, AND OTHER ASSETS.............       153,712          131,490
                                                                       ------------    -------------

    Total assets.....................................................$    3,988,386   $    3,870,215
                                                                       ============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable.....................................................$      137,472   $      145,237
Income taxes payable.................................................        30,651            6,479
Accrued liabilities..................................................       323,951          364,851
Deferred revenues....................................................       305,394          257,521
Current portion of long-term obligations.............................        66,577           71,716
                                                                       ------------    -------------
    Total current liabilities........................................       864,045          845,804
                                                                       ------------    -------------

LONG-TERM DEBT.......................................................     1,804,962        1,697,582
OTHER LONG-TERM OBLIGATIONS..........................................       120,982          121,113
COMMITMENTS AND CONTINGENCIES .......................................

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
    and outstanding 305,286 and 307,530 shares, respectively.........         3,053            3,075
Additional paid-in capital...........................................     1,036,023        1,033,568
Retained earnings....................................................       252,899          241,701
Accumulated other comprehensive income...............................         5,833           (1,821)
Restricted stock.....................................................        (2,390)          (2,577)
Treasury stock.......................................................       (97,021)         (68,230)
                                                                       -------------   --------------
    Total shareholders' equity.......................................     1,198,397        1,205,716
                                                                       ------------    -------------
    Total liabilities and shareholders' equity.......................$    3,988,386   $    3,870,215
                                                                       ============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               2000             1999
                                                                          ------------      --------
CASH AND CASH EQUIVALENTS AT JANUARY 1................................  $       59,834     $      66,400

CASH FLOWS FROM OPERATIONS:

NET INCOME............................................................          39,011            35,609
    Adjustments to reconcile net income
    to net cash flows from operations:
       Depreciation...................................................          18,086            14,893
       Amortization...................................................          17,871            14,680
       Deferred 1998 tax payment......................................               -           (78,500)
       Tax refund from 1999 payments..................................          22,000                 -
       Deferred income taxes..........................................          25,411            23,884
       Change in working capital, net of acquisitions:
         Receivables..................................................           6,930           (13,462)
         Inventories and other current assets.........................         (96,275)          (92,536)
         Accounts payable.............................................          (8,879)           (2,137)
         Deferred revenues............................................          46,889            40,500
         Accrued liabilities..........................................         (49,835)          (41,887)
         Other, net...................................................            (597)             (564)
                                                                         --------------     -------------
NET CASH PROVIDED FROM (USED FOR) OPERATIONS..........................          20,612           (99,520)
                                                                         --------------     -------------

NET CASH USED FOR OPERATIONS EXCLUDING UNUSUAL TAX ITEMS..............          (1,388)          (21,020)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Business acquisitions, net of cash acquired......................         (36,424)         (172,445)
       Property additions.............................................         (19,238)          (24,731)
       Sale of equipment and other assets ...........................              424             2,821
     Proceeds from sale of minority interests.........................          12,259                 -
     Net purchases of investment securities...........................          (1,469)           (4,431)
     Notes receivable and financial investments.......................          (1,662)           (2,105)
     Payments to sellers of acquired businesses.......................          (9,147)           (3,525)
                                                                         --------------     -------------
NET CASH USED FOR INVESTING ACTIVITIES................................         (55,257)         (204,416)
                                                                         -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings, net...................................................         117,546           415,991
    Payment of borrowings and other obligations.......................         (23,834)         (122,444)
    Shareholders' dividends...........................................         (27,813)          (25,705)
      Purchase of ServiceMaster stock.................................         (51,412)           (4,341)
      Proceeds from employee share plans..............................           3,741             5,023
    Other.............................................................             (87)              500
                                                                              --------         ---------
NET CASH PROVIDED FROM FINANCING ACTIVITIES...........................          18,141           269,024
                                                                         -------------      ------------

CASH DECREASE DURING THE PERIOD.......................................         (16,504)          (34,912)
                                                                         -------------      ------------

CASH AND CASH EQUIVALENTS AT MARCH 31.................................  $       43,330     $      31,488
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

Note 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. In the opinion of the Company, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of The ServiceMaster Company as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999, have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. All such costs are fully recognized within the fiscal year in which they are incurred.

Note 4: Basic earnings per share includes no dilution from options, debentures or other financial instruments and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding.
Diluted earnings per share reflects the potential dilution of options to purchase common stock. The following chart reconciles both the numerator and the denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.


                                                  Three months                      Three months
                                                 ended March 31, 2000              ended March 31, 1999
                                            -------------------------------    ------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)        Income      Shares      EPS        Income      Shares     EPS
                                             ------      ------      ---        ------      ------     ---
Basic earnings per share                     $39,011     305,668    $0.13       $35,609     299,602   $0.12
                                                                    ======                            ======
Effect of dilutive securities (options)            -       4,470                      -       8,357
                                            ----------  ----------             ----------  ---------
Diluted earnings per share                   $39,011     310,138    $0.13       $35,609     307,959   $0.12
                                           ==========  ==========  ======     ==========   =========  ======



Note 5: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 is presented in the following table. The increase in interest paid in 2000 is primarily due to higher levels of debt outstanding and the timing of payments. In 2000, the Company received an income tax refund relating to 1999 overpayments. In 1999, the Company made the payment of the 1998 federal tax obligation.

                                                       (IN THOUSANDS)
                                                      2000         1999
                                                     ------       ------
CASH PAID OR (RECEIVED FOR):
Interest expense................................  $   49,891  $   33,551
Interest and dividend income....................  $  (2,250)  $   (2,104)
Income taxes....................................  $ (19,771)  $   79,549

Note 6: Total comprehensive income for the three months ended March 31, 2000 and 1999 was $46.7 million and $31.6 million, respectively, which included primarily net income, changes in unrealized gains on marketable securities and translation balances.

Note 7: The business of the Company is primarily conducted through the ServiceMaster Consumer and Commercial Services and ServiceMaster Management Services operating units. The Consumer and Commercial Services unit provides a variety of specialty services to residential and commercial customers. The Management Services unit provides a variety of supportive management services to health care, education, and commercial accounts. The Company derives substantially all of its revenues from customers in the United States with less than five percent generated in foreign markets.

The Other Operations group includes primarily ServiceMaster Employer Services, a professional employer organization that provides clients with administrative processing of payroll, insurance, and other employee benefit programs, Diversified Health Services which provides services and products to the long-term care industry, the Company's headquarters operation, and certain businesses the Company sold in the second quarter of 1999. Segment information as of and for the three months ended March 31 are as follows:

     (IN THOUSANDS)         CONSUMER & COMMERCIAL       MANAGEMENT        OTHER
          2000                    SERVICES               SERVICES      OPERATIONS    CONSOLIDATED
-------------------------    ---------------          -------------    ----------    ------------
Operating Revenue                $   743,073            $ 469,904      $ 133,528      $ 1,346,505
Operating Income                 $    86,967            $  16,646      $  (8,910)     $    94,703
Total Assets                     $ 3,465,895            $ 231,453      $ 291,038      $ 3,988,386

          1999
-------------------------
Operating Revenue                $   461,722            $ 457,625      $ 195,715      $ 1,115,062
Operating Income                 $    67,390            $  18,861      $  (7,623)     $    78,628
Total Assets                     $ 2,819,610            $ 203,187      $ 423,012      $ 3,445,809



Note 8: In June 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement was subsequently amended to defer its effective date. The Company intends to adopt this statement in January 2001 as required by the amended Statement. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

                              THE SERVICEMASTER COMPANY
                         MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

Revenues increased 21 percent to $1.3 billion in the first quarter of 2000 through a combination of acquisitions and good base business growth. Approximately five percent of the revenue increase resulted from internal growth and small roll-up acquisitions in established businesses; while the newer initiatives in; landscaping, heating, ventilation and air conditioning (HVAC), and plumbing provided 23 percent of the growth. This growth was partially offset by the sale of Premier and ServiceMaster Energy Management and the wind-down of certain long-term care businesses. Operating income increased 20 percent to $94.7 million. Operating margins decreased to 7.0 percent of revenue from 7.1 percent as the initiatives in landscaping, HVAC and plumbing, which are highly seasonal, reported margins below the Company average. Operating margins excluding these businesses increased 140 basis points reflecting both improved margins in the individual business lines and faster growth in the Company's higher margin businesses. Diluted earnings per share increased eight percent to $.13 compared to $.12 last year. Net income grew 10 percent to $39.0 million, a faster rate than earnings per share due to an increase in shares outstanding resulting from the impact of shares issued for acquisitions. Cash income (defined by the Company as net income with amortization expense added back) increased 13%, with cash income per share of $.18 compared to $.16 in the prior year.

The Consumer and Commercial Services business unit reported revenue of $743 million, an increase of 61 percent, and operating income of $87.0 million, 29 percent higher than last year. The segment's revenue growth reflected the inclusion of LandCare USA (which was acquired on March 18, 1999) and American Residential Services (which was acquired on April 27, 1999) for the entire quarter. The revenue increase also reflected internal growth of approximately eight percent and smaller rollup acquisitions. TruGreen ChemLawn, the Company's lawn care operations, achieved strong revenue and profit growth with improved margins, reflecting accelerated production due to favorable weather and the benefits of modest price increases. Customer counts were slightly below last year's level, partially reflecting a shift in focus from telemarketing to television and direct mail, which are more effective as later spring campaigns, as well as the impacts from the prior year drought conditions. TruGreen LandCare, the Company's commercial landscape business, reported a significant increase in revenue resulting from the LandCare USA acquisition and double-digit growth from internal sources. Continued progress on integrating the LandCare USA acquisition and increased seasonal production are expected to positively impact operating income in future quarters. Terminix reported double-digit growth in revenues and profits with improved margins, reflecting strong growth in initial termite completions and renewals resulting from continued favorable reception to new termite baiting systems. American Home Shield reported strong increases in both revenues and profits, reflecting strong growth in higher margin customer renewals and excellent growth in direct-to-consumer sales, partially offset by a softness in real estate sales due to a decline in home resales. The combined
American  Residential   Services   (ARS)/Rescue  Rooter
operations reported a substantial increase in revenue as a result of the ARS acquisition and strong internal growth. These operations have benefited from the implementation of programs focused on improving pricing, project management and efficiency levels. In addition, management has turned around several of the largest branch locations that were having problems prior to the acquisition. The franchise operations, ServiceMaster Clean and Merry Maids, reported strong growth in revenues and profits due to increased license sales and strong growth in the franchise base and in the company owned operations.

The Management Services business unit reported a three percent increase in revenues to $470 million and a twelve percent decrease in operating income to $16.6 million. The business was affected by large terminations which resulted in a revenue run rate that was 2% below the 1999 year end level. The decrease in profits reflects the temporary costs to unwind these contracts as well as startup costs from a large new contract with a for-profit hospital chain. The unit also incurred investments in expanding new outsourcing initiatives.

The Company launched WeServeHomes.com in Dallas at the end of the quarter and is currently offering all of its residential services over the Internet to customers in the area. In the following quarters, it is expected that the Company will: (i) expand the functionality of the technology, (ii) pursue additional target markets, and (iii) expand its relationships with third party providers.


Cost of services rendered and products sold increased 21 percent, due primarily to general business growth and acquisitions, but decreased as a percentage of revenue to 80.6 percent from 80.7 percent in 1999. The landscaping, HVAC and plumbing initiatives have significantly affected this comparison because their cost of services as a percentage of revenue is higher than the average for the enterprise. Excluding these initiatives, cost of services rendered and products sold decreased as a percentage of revenue to 79.4 percent from 80.3 percent in 1999. This decrease primarily reflects the changing mix of the business, as TruGreen ChemLawn and Terminix increase in size in relationship to the overall business of the Company. The TruGreen ChemLawn and Terminix businesses generally operate at higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenues.

Selling and administrative expenses increased 22 percent, due to general business growth and acquisitions, and increased as a percentage of revenue to
12.4 percent from 12.3 percent in 1999. The platform initiatives noted above have lower selling and administrative expenses, as a percentage of revenue, than the Company average.

Interest expense increased from the prior year, primarily due to increased debt levels associated with acquisitions. The tax provision reflects a higher effective tax rate compared to last year, primarily due to the non-deductibility of goodwill from acquisitions completed in 1999.

FINANCIAL POSITION

Net cash provided from operations of $21 million was significantly higher than the first quarter level in 1999. There are two unusual tax items in the cash flow statements: (i) a $22 million tax refund realized in the first quarter of 2000 and (ii) the payment of 1998 taxes in the first quarter of 1999. Eliminating these items, cash used for operations was $1 million, an improvement of $20 million over last year reflecting higher levels of cash income and lower working capital usage. The cash flows reflect improving receivables management in both TruGreen LandCare and ARS, as well as higher prepayments in TruGreen ChemLawn. Due to the seasonality of the lawn care, landscape and pest control operating cycles, the Company's working capital needs are the highest during the first quarter. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Accounts and notes receivable decreased from year end levels, reflecting good collections and improved days sales outstanding at several companies. Inventories increased over year end levels as a result of normal seasonal build-ups in the lawn care business.

Prepaids and other assets have increased from year end reflecting the seasonality in the lawn care business and the increased volume of warranty contracts written at American Home Shield. The lawn care operation defers certain marketing costs that are incurred during the first quarter, but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. Deferred revenues also grew significantly, reflecting increases in customer prepayments for lawn care services.

Property and equipment increased over year end due to general business growth. Capital expenditures grew, reflecting general business growth and recurring capital needs. The Company has no material capital commitments at this time.

Intangible assets increased $34 million from year end, reflecting the effect of acquisitions, primarily in the lawn care, landscape and pest control businesses.

Accrued liabilities decreased from year end, primarily due to the timing of interest payments and certain other payables. Debt levels increased due to the seasonal nature of the Company's operating cash flows combined with the effects of acquisitions, property additions, dividends and share repurchases. The Company is party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios, and net worth. The Company is in compliance with the covenants related to these debt agreements.

In April 2000, the Company completed a senior unsecured debt offering of $250 million, 8.45 percent notes priced to yield 8.505 percent due April 15, 2005. The net proceeds were used to repay a portion of the Company's borrowings under its revolving bank credit facility, thereby, reducing the Company's exposure to short term interest rate fluctuations.

Total shareholders' equity was $1.2 billion at March 31, 2000 and December 31, 1999, reflecting good earnings growth offset by cash dividends and treasury share repurchases. Cash dividends paid directly to shareholders totaled $28 million or $.09 per share. In the quarter, the Company repurchased $51 million of shares under the repurchase program announced last year. The Board of Directors approved $150 million of share repurchases in 2000.

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

RAY D. MARTIN V. SERVICEMASTER. In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster's Management Services unit, filed a lawsuit in the State Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J), which as originally filed contended that the Company had not paid him the full amount of commission due to him on a sale in which he was involved. In the course of the pre-trial proceedings, the trial court entered a default judgement against the Company (thereby leaving under the court's orders only the question of damages to be considered at the trial). On September 13, 1999, the jury awarded the plaintiff compensatory damages of approximately $1 million and on September 14, 1999, a jury awarded the plaintiff punitive damages and fees of $135 million. On September 29, 1999, the trial court entered final judgement for the plaintiff on the basis of these verdicts in a total amount of $136,259,418. On October 14, 1999, the Company filed a motion for judgement notwithstanding the verdict or, in the alternative, for a new trial. A hearing on this motion was held on March 9, 2000. On May 11, 2000, the trial court conditionally reduced compensatory damages to $461,440 and the punitive damage award to $45 million. Mr. Martin has 15 days to decide whether to accept or reject the reduction. If he rejects the reduction, the court will hold a new trial on damages. If Mr. Martin accepts the reduced award, ServiceMaster believes that the award of $45 million in punitive damages is not supportable by the facts of the case or by applicable state law and that the judgement will be reversed by an appellate court. Under Georgia law, a judgement accrues interest at the rate of 12% per annum. The Company continues to not be able to reasonably estimate the ultimate outcome of this case, and accordingly, minimal expense has been recorded. In the event that the adverse judgement is sustained after all appeals (which is not anticipated by the Company), it would be likely that the Company's results of operations for a particular year may be materially adversely affected. However, the Company believes, based on advice from legal counsel, that the ultimate outcome of this litigation is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6(A): EXHIBITS

EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
-----------       -----------------------------------------------------
      1           Distribution Agreement dated April 18, 2000
                  for Medium- Term Notes, Series A.

    4.1           Form of 8.45% Note due April 15, 2005
                  with principal sum of $250 million.

    4.2 First Supplemental Indenture dated as of April 4, 2000 among The ServiceMaster Company and the Harris Trust and Savings Bank as Trustee.

     23           Consent of Arthur Andersen LLP