Form 10-Q
period 2000-08-14
SERVICEMASTER CO
filed 2000-08-14
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               ___X__QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

                _____TRANSITION REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 1-14762

                            THE SERVICEMASTER COMPANY

             (Exact name of registrant as specified in its charter)

Delaware                                           36-3858106
(State or other jurisdiction of          (IRS EmployerIdentification No.)
 incorporation or organization)

One ServiceMaster Way, Downers Grove, Illinois                 60515-1700
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

Indicate the number of shares outstanding of each of the issuer's classes of shares: 302,551,000 shares of common stock on August 10, 2000.

This document consists of 15 pages, including the cover page.

                                  TABLE OF CONTENTS

                                                                            Page

                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -


PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income for the three and
 six months ended June 30, 2000 and June 30, 1999                            2

Consolidated Statements of Financial Position
 as of June 30, 2000 and December 31, 1999                                   3

Consolidated Statements of Cash Flows for the six months
 ended June 30, 2000 and June 30, 1999                                       4

Notes to Consolidated Financial Statements                                   5

Management Discussion and Analysis of Financial Position
 and Results of Operations                                                   8


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings                                                  14

Item 4:  Submission of Matters to a Vote of Security Holders                15

Signature                                                                   16

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            Three Months Ended            Six Months Ended
                                                  June 30,                    June 30,
                                          2000            1999           2000            1999
                                    --------------  --------------    -----------  -------------
OPERATING Revenue..................   $ 1,626,359    $ 1,537,074    $ 2,972,864    $ 2,652,136


OPERATING COSTS AND EXPENSES:
Cost of services rendered
 and products sold.................     1,231,518      1,168,837      2,316,934      2,068,652
Selling and administrative expenses       249,435        226,098        418,631        362,717
Other, net (1) ....................          --           85,500           --           85,500
                                      -----------    -----------    -----------    -----------
Total operating costs and expenses      1,480,953      1,480,435      2,735,565      2,516,869
                                      -----------    -----------    -----------    -----------

OPERATING INCOME...................       145,406         56,639        237,299        135,267


NON-OPERATING EXPENSE (INCOME):

Interest expense...................        35,680         28,890         67,545         50,838
Interest and investment income ....        (6,756)        (5,649)       (10,649)        (9,270)
Minority interest income ..........        (3,422)          --           (6,362)          --
                                      -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ........       119,904         33,398        186,765         93,699
Provision for income taxes ........        50,533         15,363         78,383         40,055
                                      -----------    -----------    -----------    -----------

NET INCOME ........................   $    69,371    $    18,035    $   108,382    $    53,644
                                      ===========    ===========    ===========    ===========

PER SHARE

   Basic (1) (2) ..................   $       .23    $       .06    $       .36    $       .18
                                      ===========    ===========    ===========    ===========
   Diluted (1) (2) ................   $       .22    $       .06    $       .35    $       .17
                                      ===========    ===========    ===========    ===========

 DIVIDENDS PER SHARE ..............   $       .09    $       .09    $       .18    $       .18
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

                                                Three Months Ended         Six Months Ended
                                                      June 30,                   June 30,

                                                 2000         1999          2000          1999
                                             ------------  ----------  -----------   ------------

Net income before non-recurring items, net   $   69,371    $  69,335   $   108,382   $   104,944
Per share before non-recurring items, net:
   Basic .................................         $.23         $.22          $.36          $.34
                                             ==========   ==========   ===========   ===========
   Diluted ...............................         $.22         $.22          $.35          $.34
                                             ==========   ==========   ===========   ===========

(2) Basic earnings per share are calculated based on 304,391 shares and 310,431 shares for the three months ended June 30, 2000 and 1999, respectively and 305,030 shares and 305,047 shares for the six months ended June 30, 2000 and 1999, respectively. Diluted earnings per share are calculated based on 308,475 shares and 318,179 shares for the three months ended June 30, 2000 and 1999, respectively and 309,307 shares and 313,099 shares for the six months ended June 30, 2000 and 1999, respectively.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       THE SERVICEMASTER COMPANY
                             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                            (IN THOUSANDS)

                                                                                  As of
                                                                          June 30,        December 31,
                                                                            2000              1999
                                                                       ------------     -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents............................................ $      47,477   $       59,834
Marketable securities................................................        54,096           54,376
Receivables, less allowances of $40,233
   and $39,011, respectively.........................................       636,745          558,842
Inventories..........................................................        98,981           82,861
Prepaid expenses and other assets....................................       262,190          203,325
                                                                       ------------    -------------
    Total current assets.............................................     1,099,489          959,238
                                                                       ------------    -------------

PROPERTY AND EQUIPMENT:

   At cost...........................................................       678,864          659,810
   Less:  accumulated depreciation...................................       357,795          341,712
                                                                       ------------    -------------
    Net property and equipment.......................................       321,069          318,098
                                                                       ------------    -------------

INTANGIBLE ASSETS, PRIMARILY TRADE NAMES AND GOODWILL,
   net of accumulated amortization of $380,030
   and $343,316, respectively........................................     2,558,632        2,461,389
NOTES RECEIVABLE, LONG-TERM SECURITIES, AND OTHER ASSETS.............       169,344          131,490
                                                                       ------------    -------------

    Total assets.....................................................$    4,148,534   $    3,870,215
                                                                       ============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable.....................................................$      146,652   $      145,237
Income taxes payable.................................................        73,971            6,479
Accrued liabilities..................................................       340,682          364,851
Deferred revenues....................................................       297,884          257,521
Current portion of long-term obligations.............................        70,469           71,716
                                                                       ------------    -------------
    Total current liabilities........................................       929,658          845,804
                                                                       ------------    -------------

LONG-TERM DEBT.......................................................     1,852,419        1,697,582
OTHER LONG-TERM OBLIGATIONS..........................................       117,978          121,113

SHAREHOLDERS' EQUITY:

Common stock $0.01 par value, authorized 1 billion shares; issued
    and outstanding 305,652 and 307,530 shares, respectively.........         3,057            3,075
Additional paid-in capital...........................................     1,041,790        1,033,568
Retained earnings....................................................       294,866          241,701
Accumulated other comprehensive income...............................         8,556           (1,821)
Restricted stock.....................................................        (2,203)          (2,577)
Treasury stock.......................................................       (97,587)         (68,230)
                                                                       ------------    -------------
    Total shareholders' equity.......................................     1,248,479       1,205,716
                                                                       ------------    ------------
    Total liabilities and shareholders' equity.......................$    4,148,534   $   3,870,215
                                                                       ============    ============

                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       THE SERVICEMASTER COMPANY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                               2000                1999
                                                                          ------------        ------------

CASH AND CASH EQUIVALENTS AT JANUARY 1................................  $       59,834     $      66,400

CASH FLOWS FROM OPERATIONS:

NET INCOME............................................................         108,382            53,644
    Adjustments to reconcile net income
    to net cash flows from operations:
       Depreciation ..................................................          39,286            30,489
       Amortization...................................................          36,714            32,816
       Non-recurring items, net.......................................               -            85,500
       Deferred 1998 tax payment......................................               -          (78,500)
       Tax refund from 1999 payments..................................          22,000                 -
       Deferred income taxes..........................................          68,548            31,884
       Change in working capital, net of acquisitions:
         Receivables..................................................         (84,678)          (85,602)
         Inventories and other current assets.........................         (72,006)          (77,372)
         Accounts payable.............................................           1,551            16,335
         Deferred revenues............................................          28,800            27,473
         Accrued liabilities..........................................         (24,567)           (6,913)
       Other, net.....................................................          (1,256)           (1,948)
                                                                         -------------      -------------
NET CASH PROVIDED FROM OPERATIONS.....................................         122,774            27,806
                                                                         -------------      ------------

MEMO:  NET CASH PROVIDED FROM OPERATIONS EXCLUDING UNUSUAL TAX ITEMs           100,774           106,306

CASH FLOWS FROM INVESTING ACTIVITIES:

    Property additions................................................         (39,068)          (50,203)
    Sale of equipment and other assets...............................            2,937             2,861
    Business acquisitions, net of cash acquired.......................        (113,510)         (419,034)
    Proceeds from business sales and minority interests...............          17,331            68,260
    Payments to sellers of acquired businesses........................         (14,578)           (6,506)
    Notes receivable and financial investments........................         (12,765)          (16,606)
    Net purchases of investment securities............................          (4,076)           (6,577)
                                                                         -------------      ------------
NET CASH USED FOR INVESTING ACTIVITIES................................        (163,729)         (427,805)
                                                                         -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings, net...................................................         439,485           666,639
    Payment of borrowings and other obligations.......................        (305,695)         (223,936)
    Purchase of ServiceMaster stock...................................         (55,704)          (12,354)
    Shareholders' dividends...........................................         (55,217)          (54,985)
    Proceeds from employee share plans................................           7,107            11,669
    Other.............................................................          (1,378)              500
                                                                              --------         ---------
NET CASH PROVIDED FROM FINANCING ACTIVITIES...........................          28,598           387,533
                                                                         -------------      ------------

CASH DECREASE DURING THE PERIOD.......................................         (12,357)          (12,466)
                                                                         -------------      ------------

CASH AND CASH EQUIVALENTS AT JUNE 30..................................  $       47,477     $      53,934
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

NOTE 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. In the opinion of the Company, all adjustments necessary to present fairly the financial position of The ServiceMaster Company as of June 30, 2000 and December 31, 1999, and the results of operations for the three month and six month periods ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999 have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

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


                                                 Three Months                      Three Months
                                               Ended June 30, 2000                Ended June 30, 1999
                                         -------------------------------    ------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)      INCOME      SHARES      EPS        INCOME      SHARES     EPS
                                           ------      ------      ---        ------      ------     ---
Basic earnings per share                  $69,371     304,391     $0.23     $ 18,035     310,431    $0.06
                                                                 ======                            ======
Effect of dilutive securities - options         -       4,084                      -       7,748
                                        ---------- ----------              ----------   ---------
Diluted earnings per share                $ 69,371    308,475     $0.22     $18,035      318,179    $0.06
                                        ==========  ==========   ======    ==========   =========  ======





                                                        Six Months                        Six Months
                                                    Ended June 30, 2000              Ended June 30, 1999
                                              -------------------------------    ------------------------------


(IN THOUSANDS, EXCEPT PER SHARE DATA)           INCOME      SHARES      EPS        INCOME      SHARES     EPS
                                                ------      ------      ---        ------      ------     ---
Basic earnings per share                     $ 108,382     305,030    $0.36      $ 53,644     305,047   $0.18
                                                                     ======                            ======
Effect of dilutive securities -options               -       4,277                      -       8,052
                                            ----------  ----------              ----------  ---------
Diluted earnings per share                   $ 108,382     309,307    $0.35      $ 53,644     313,099   $0.17
                                            ==========  ==========   ======     ==========  =========  ======



NOTE 5: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 is presented in the following table. The increase in interest paid in 2000 is primarily due to higher levels of debt outstanding reflecting acquisitions and the timing of payments. The change in tax payments relates to the fact that in 2000 the Company received an income tax refund relating to 1999 over payments. Last year the company made the entire federal tax payment related to the 1998 federal tax obligation.

                                                   (IN THOUSANDS)
                                                 2000         1999
                                               -------      --------
CASH PAID OR (RECEIVED FOR):
----------------------------
Interest expense..........................  $   61,154      $   44,850
Interest and dividend income..............  $   (5,177)     $   (4,148)
Income taxes..............................  $  (10,200)     $   85,829


NOTE 6: Total comprehensive income was $72.1 million and $17.9 million for the three months ended June 30, 2000 and 1999, respectively, and $118.8 million and $49.5 million for the six months ended June 30, 2000 and 1999, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains on marketable securities and translation balances.

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

The Other Operations group includes primarily ServiceMaster Employer Services, a professional employer organization that provides clients with administrative processing of payroll, insurance, and other employee benefit programs, and Diversified Health Services which provides services and products to the long term care industry, the Company's headquarters operation, and certain businesses the Company sold in the second quarter of 1999. Segment information as of and for the three months and six months ended June 30, 2000 and 1999 are as follows:



                                                          THREE MONTHS
                                                         ENDED JUNE 30,

----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                        CONSUMER &
                                                        COMMERCIAL           MANAGEMENT             OTHER
                      2000                               SERVICES             SERVICES           OPERATIONS        CONSOLIDATED
--------------------------------------------------    -----------------    -----------------    --------------     ---------------
Revenue                                                $  1,049,932         $   472,363          $  104,064         $ 1,626,359
Operating Income                                       $    134,692         $    20,940          $  (10,226)        $   145,406
Total Assets                                           $  3,603,753         $   237,478          $  307,303         $ 4,148,534

                      1999

--------------------------------------------------
Revenue                                                $    911,129         $   468,173          $  157,772         $ 1,537,074
Operating Income                                       $    134,946         $    18,527          $  (96,834)        $    56,639
Operating Income Excluding Non-Recurring Items         $    134,946         $    18,527          $  (11,334)        $   142,139
Total Assets                                           $  3,303,016         $   216,116          $  290,047         $ 3,809,179



                                                           SIX MONTHS
                                                         ENDED JUNE 30,

----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                        CONSUMER &
                                                        COMMERCIAL           MANAGEMENT             OTHER
                      2000                               SERVICES             SERVICES           OPERATIONS        CONSOLIDATED
--------------------------------------------------    -----------------    -----------------    --------------     ---------------
Revenue                                                $  1,793,005         $   942,267          $  237,592         $ 2,972,864
Operating Income                                       $    221,659         $    37,586          $  (21,946)        $   237,299

                      1999

--------------------------------------------------
Revenue                                                $  1,372,851         $   925,798          $  353,487         $ 2,652,136
Operating Income                                       $    202,336         $    37,388          $ (104,457)        $   135,267
Operating Income Excluding Non-Recurring Items         $    202,336         $    37,388          $  (18,957)        $   220,767


NOTE 8: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," which was amended by SAB No. 101B in June 2000. SAB No.101B delayed the implementation date of SAB No.101 to the fourth quarter of 2000. The SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company is currently reviewing the requirements of the guidance as well as the Company's current policies in this area. The impact of its adoption on the consolidated financial statements is currently being assessed. The Company intends to adopt the SAB in the fourth quarter of 2000. Such adoption may have a material impact to the Company's financial statements.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was subsequently amended to defer its effective date. The Company intends to adopt this Statement in January 2001 as required by the amended Statement. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

                              THE SERVICEMASTER COMPANY
                         MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

Revenues increased six percent over the second quarter of 1999 to $1.6 billion, primarily reflecting acquisitions. Operating income before the non-recurring unusual items recorded in the prior year increased two percent to $145.4 million, while margins decreased to 8.9 percent from 9.2 percent. The decline in margins primarily reflects costs relating to the WeServeHomes.com initiative that reduced operating income growth by three percent and accounted for about 20 basis points of the decrease in margins. These cost have been allocated to the Company's partner, Kleiner Perkins, and are reflected as minority interest income below the operating income line.

Second quarter net income of $69.4 million and diluted earnings per share of $.22 were consistent with the 1999 results before non-recurring unusual items. Despite solid growth in our established businesses and the impact of the acquisition of American Residential Services in April last year, reported profits were below management's expectations due to a longer than anticipated integration of the landscape initiative and lower than planned sales and higher fuel and other operating costs in the lawn care operations. In the second half of the year, the Company expects to continue to experience some of the same factors that affected performance in the second quarter, and earnings per share for the year are anticipated to be in line with the $.72 reported last year. Cash income (defined by the Company as net income with amortization expense added back) increased seven percent to $.29 per share compared to $.27 last year.

 During the second quarter of 1999 the Company realized an after-tax gain of $30 million relating to the sale of certain non-core businesses and the Company recorded a one-time after-tax charge of $81 million relating to its Diversified Health Services business. These items reduced net income from ongoing operations by $51 million ($85.5 million pretax) and, as a result, the Company reported net income of $18 million, with diluted earnings per share of $.06 for the second quarter of 1999.

The Consumer and Commercial Services business unit reported revenue of $1.0 billion, an increase of 15 percent, reflecting the inclusion of one additional month of revenue from the American Residential Services (ARS) acquisition completed in April last year, and smaller roll-up acquisitions. Segment operating income of $134.7 million was consistent with last year as growth in the established businesses and the inclusion of ARS for the full quarter, was offset by a decline in profits at TruGreen LandCare. TruGreen ChemLawn, the Company's lawn care operations, reported a modest increase in revenue reflecting increased commercial sales, growth in add-on services to residential customers, and price increases partially offset by the acceleration of production into the first quarter. Operating income declined slightly for the quarter due to higher operating and fuel costs. TruGreen LandCare, the commercial landscape business, reported a strong double-digit increase in revenue reflecting both strong internal growth and acquisitions. Operating income, however, declined significantly due to the slower than anticipated integration of the landscape platform initiative and higher labor and other costs. Although significant progress has been made installing new financial and management systems, the process of bringing over 100 separate business units into one company has taken longer than anticipated. This unit experienced operational issues in five of the fifteen regions it serves and has addressed these issues by strengthening the management infrastructure in these regions. Terminix achieved strong single-digit revenue growth and a double-digit increase in profit, demonstrating the ongoing success in the termite baiting system, productivity improvements, and strong overhead controls. American Home Shield reported double-digit revenue and profit growth, with strong growth in higher margin warranty contract renewals. The combined American Residential Services
(ARS)/Rescue Rooter operations achieved excellent growth in both revenues and profits, resulting from strong internal growth and the full quarter impact of the acquisition of ARS completed at the end of April 1999. The integration of ARS has continued in line with expectations and management has made significant progress in turning around operations that were identified as problem areas at the time of acquisition. The franchise operations, ServiceMaster Clean and Merry Maids, achieved solid revenue and profit increases, reflecting strong growth in company owned operations and productivity improvements.

The Management Services business unit reported revenues of $472 million, consistent with last year, and a 13 percent increase in operating income to $20.9 million. The growth in operating income included a non-recurring benefit from the resolution of a foreign license agreement totaling $6 million.

During the quarter, the Company continued to focus on reducing non-core business functions and sold its pharmacy management services, a unit of Diversified Health Services.

During June, WeServeHomes.com entered the Austin and Houston markets after the regional first quarter roll out in Dallas. An additional three markets are expected to be launched in the later half of the year. The Company has recruited strong operating, marketing, and technical employees to support this initiative.

Cost of services rendered and products sold increased five percent, due primarily to general business growth and acquisitions. Cost of services decreased as a percentage of revenue to 75.7 percent in 2000 from 76.0 percent in 1999. The landscaping, heating, ventilation and air conditioning (HVAC) and plumbing initiatives have affected this comparison because their cost of services as a percentage of revenue is higher than the average for the enterprise. Excluding these initiatives, cost of services rendered and products sold decreased as a percentage of revenue to 73.6 percent from 74.9 percent in 1999. This decrease primarily reflects the changing mix of the business as TruGreen ChemLawn and Terminix continue to increase in size in relationship to the overall business of the Company. The TruGreen ChemLawn and Terminix businesses generally operate at higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenues.

Selling and administrative expenses increased 10 percent due to general business growth and acquisitions, and increased as a percentage of revenue to 15.3 percent in 2000 from 14.7 percent in 1999. The investments in WeServeHomes.com increased this cost line which was partially offset by the platform initiatives. The platform initiatives have lower selling and administrative expenses as a percent of revenue.

Interest expense increased from the prior year, primarily due to increased debt levels associated with acquisitions and share repurchases. The tax provision, before non-recurring items, reflects a higher effective tax rate compared to last year, primarily due to the non-deductibility of goodwill from acquisitions completed in 1999.


SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO JUNE 30, 1999
-----------------------------------------------------------

Revenues for the six months increased 12 percent over 1999 to over $2.9 billion, primarily reflecting the impact of acquisitions and, to a extent, internal growth. The revenue growth in the six months is stronger than the second quarter due to the timing of production at TruGreen ChemLawn as well as the impact of the new platform initiatives (the LandCare acquisition was completed in March last year and the ARS acquisition closed at the end of April last year) and stronger internal growth in the first quarter. Operating income increased seven percent to $237.3 million, while margins decreased to 8.0 percent of revenue from 8.3 percent in 1999, excluding the prior year non-recurring unusual items. Operating margins decreased primarily due to lower margins in the TruGreen LandCare landscape operations and the expenses associated with the WeServeHomes.com initiative. Net income and diluted earnings per share, before non-recurring items, both increased three percent for the six months to $108.4 million and $.35, respectively. As discussed in the three month comparison, during the second quarter of 1999 the Company recorded a net charge that reduced net income from ongoing operations by $51 million ($85.5 million pretax). As a result of this net charge, for the six months last year, the Company reported net income of $53.6 million and diluted earnings per share of $.17.

The Consumer and Commercial Services business unit achieved a 31 percent increase in revenue to $1.8 billion and operating income of $221.7 million, 10 percent higher than last year. The segment's revenue growth includes the impact of the LandCare USA and American Residential Services operations for the entire six months. TruGreen ChemLawn reported good revenue and profit growth, reflecting the benefits of price increases and acquisitions partially offset by other volume challenges. Customer counts were at the same level as last year which was an improvement over the first quarter comparison. Margins were affected by increased operating and fuel costs experienced in the second quarter. The Company expects to experience the higher labor and fuel costs in the second half of the year. TruGreen LandCare reported double-digit revenue growth from both internal sources and acquisitions, with a significant decline in operating income reflecting longer than anticipated integration of the LandCare businesses and higher labor and other operating costs. The Company has addressed certain operating issues by strengthening the management infrastructure in troubled regions. In addition, the Company is investing resources to integrate and align the landscaping and lawn care services in order to utilize the management strength of each service line to complement the other. Terminix achieved solid revenue growth and a double-digit increase in profit, reflecting solid increases in new termite contracts, strong growth in contract renewals and productivity improvements. American Home Shield reported double-digit growth in both revenues and profits, reflecting strong growth in higher margin customer renewals and direct-to-consumer sales. The Company anticipates continuing strength in contract sales but expects tighter margins in the second half of the year due to higher service costs and the timing of certain expenses. The combined ARS/Rescue Rooter operations reported significant increases in revenues and profits, reflecting double-digit internal growth at Rescue Rooter and an additional four months of revenue from the ARS acquisition (which closed in late April last year). Management continues to make progress in improving the financial condition, controls and employee morale at many of the ARS branch locations that were performing poorly at the time of acquisition. Progress continues in fulfilling the service needs of American Home Shield through ARS with strong increases in completed service transactions. The franchise operations, ServiceMaster Clean and Merry Maids, reported strong growth in revenues and profits due to strong growth in both branch and franchise operations and strong cost controls.

The Management Services business unit reported revenue growth of two percent to $942 million and operating income of $37.6 million, consistent with last year. As discussed in the three month comparison, the segment's results include a $6 million non-recurring benefit from the resolution of a foreign license agreement. The business was affected by large terminations which resulted in a revenue run rate that was two percent below the 1999 year end level. The decrease in profits, before non-recurring items, reflects the loss of contracts, costs to unwind these contracts as well as startup costs from a large new contract with a for-profit hospital chain. The Company also continues to invest in the Site Service outsourcing initiative and is encouraged by its progress.

Cost of services rendered and products sold increased 12 percent, due primarily to general business growth and acquisitions. Cost of services decreased as a percentage of revenue to 77.9 percent in 2000 from 78.0 percent in 1999. The landscaping, HVAC and plumbing initiatives have affected this comparison because their cost of services as a percentage of revenue is higher than the average for the enterprise. Excluding these initiatives, cost of services rendered and products sold decreased as a percentage of revenue to 76.4 percent from 77.8 percent in 1999. This decrease primarily reflects the changing mix of the business as TruGreen ChemLawn and Terminix increase in size in relationship to the overall business of the Company. The TruGreen ChemLawn and Terminix businesses generally operate at higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenues.

Selling and administrative expenses increased 15 percent due to general business growth and acquisitions, and increased as a percentage of revenue to 14.1 percent in 2000 from 13.7 percent in 1999. This increase as a percentage of revenue is primarily attributable to the changing business mix of the Company noted above.

Interest expense increased from the prior year, primarily due to increased debt levels associated with acquisitions and share repurchases. The tax provision, before non-recurring items, reflects a higher effective tax rate compared to last year, primarily due to the non-deductibility of goodwill from acquisitions completed in 1999.

FINANCIAL POSITION

Net cash provided from operations of $123 million was significantly higher than the first six months of 1999. There are two unusual tax timing items in the cash flow statements: (i) a $22 million tax refund realized in the first quarter of 2000 and (ii) the payment of 1998 taxes in the first quarter of 1999. Eliminating these items, cash provided from operations was $101 million, a $6 million decrease from 1999, reflecting higher working capital usage. The cash flows reflect receivables and payables management below expectations in the landscape business as this unit continues to work to realize the full benefits of its financial system conversion. Due to the seasonality of the lawn care, landscape and pest control operating cycles, the Company's working capital needs are the highest during the first half of the year and have a significant impact on funds provided from operations. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Accounts and notes receivable increased from year-end levels, reflecting general business growth and increased seasonal activity in the Consumer and Commercial Services segment. Inventories increased over year-end levels as a result of normal seasonal build-ups primarily in the lawn care business.

Prepaids and other assets have increased from year-end reflecting the seasonality in the lawn care business. The lawn care operation defers certain marketing costs that are incurred during the first six months, but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. Deferred revenues also grew significantly, reflecting increases in customer prepayments for lawn care services.

Property and equipment increased over year end due to general business growth. Capital expenditures which include recurring capital needs is below prior year levels when the Company funded several large technology projects. The Company has no material capital commitments at this time.

Intangible   assets   increased   from  year  end,   reflecting  the  effect  of
acquisitions,   primarily  in  the  lawn  care,  landscape,   pest  control  and
HVAC/plumbing businesses.

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

Total shareholders' equity was $1.2 billion at June 30, 2000 and December 31, 1999, reflecting earnings growth offset by cash dividends and treasury share repurchases. Cash dividends paid directly to shareholders totaled $55 million or $.18 per share for the six months ended June 30, 2000. In the quarter, the Company repurchased $4 million of shares under the repurchase program announced last year and for the year has repurchased $56 million. In July 2000, the Company announced that its Board of Directors has authorized $350 million for a share repurchase program. The shares will be repurchased over time in the open market and in privately-negotiated transactions. This authorization replaces the Company's previous authorization of $150 million announced in October 1999.

THE COMPANY NOTES THAT STATEMENTS THAT LOOK FORWARD IN TIME, WHICH INCLUDE EVERYTHING OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT AFFECT THE COMPANY'S RESULTS OF OPERATIONS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN A FORWARD-LOOKING STATEMENT INCLUDE THE FOLLOWING (AMONG OTHERS): WEATHER CONDITIONS ADVERSE TO CERTAIN OF THE COMPANY'S CONSUMER AND COMMERCIAL SERVICES BUSINESSES; THE ENTRY OF ADDITIONAL COMPETITORS IN ANY OF THE MARKETS SERVED BY THE COMPANY; LABOR SHORTAGES; CONSOLIDATION OF HOSPITALS IN THE HEALTHCARE MARKET; THE COST AND LENGTH OF TIME TO INTEGRATE ACQUIRED BUSINESSES; UNEXPECTED CHANGES IN OPERATING COSTS; THE CONDITION OF THE U.S. ECONOMY; AND OTHER FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial and administrative proceedings which involve both private parties and governmental authorities.

RAY D. MARTIN V. SERVICEMASTER. In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster's Management Services unit, filed a lawsuit in the State Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J), which as originally filed contended that the Company had not paid him the full amount of commission due to him on a sale in which he was involved. In the course of the pre-trial proceedings, the trial court entered a default judgment against the Company, thereby leaving the question of damages to be considered at the trial. In September 1999, the jury awarded the plaintiff compensatory damages and fees of approximately $1 million and punitive damages of $135 million. The trial court entered final judgment for the plaintiff in a total amount of $136,259,418. In October 1999, the Company filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. On May 11, 2000, the trial court conditionally reduced compensatory damages to $461,440 and the punitive damages award to $45 million. On May 23, 2000, Mr. Martin accepted the reduced amount, subject to his right to appeal. On June 1, 2000 the trial court entered a new judgment in the amount of $461,440 in compensatory damages and $45 million in punitive damages, as well as amounts for attorney fees and interest. The Company filed a notice of appeal that same day. On June 13, 2000, Mr. Martin filed a notice of cross-appeal. ServiceMaster believes that the award of $45 million in punitive damages is not supported by the facts of the case or by applicable state law and that the judgment will be reversed by an appellate court. Under Georgia law, a judgment accrues interest at the rate of 12% per annum. The Company continues to not be able to reasonably estimate the ultimate outcome of this case, and accordingly, minimal expense has been recorded. In the event that the existing judgment is sustained, or the original judgment is reinstated, after all appeals (which is not anticipated by the Company), it would be likely that the Company's results of operations for a particular year may be materially adversely affected. However, the Company believes, based on advice from legal counsel, that the ultimate outcome of this litigation is not expected to have a material adverse effect on the Company's financial condition or results of operations. The Company does not anticipate a decision from the Georgia Court of Appeals prior to April 1, 2001.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)      The 2000 Annual Meeting of Shareholders was held on April 28, 2000.

(b)      The following persons are elected as Class of 2003 directors:


NAME                      VOTES FOR       VOTES WITHHELD    BROKER NON-VOTES
----                      ---------       --------------    ----------------
Glenda A. Hatchett       248,213,428         7,622,039           N/A
Herbert P. Hess          250,340,061         5,495,456           N/A
Michele M. Hunt          248,597,314         7,238,203           N/A
Dallen W. Peterson       249,746,669         6,088,848           N/A
David K. Wessner         250,512,449         5,323,069           N/A

No votes were cast for any other nominee for directors. The Class of 2001 directors continuing in officer are Brian Griffiths, Sidney E. Harris, Gunther
H. Knoedler, James D. McLennan and C. William Pollard. The Class of 2002 directors continuing in office are Paul W. Berezny, Carlos H. Cantu, Vincent C. Nelson, Steven S Reinemund and Charles W. Stair.

A vote was taken to approve the 2000 Equity Incentive Plan as follows:

FOR                   AGAINST          ABSTAIN       BROKER NON-VOTES
---                   -------          -------       ----------------
237,493,533           15,938,033       2,403,946           N/A

A vote was taken to approve the 2001 Long-Term Performance Award Plan as follows:

FOR                   AGAINST          ABSTAIN       BROKER NON-VOTES
---                   -------          -------       ----------------
237,432,300           15,802,203       2,601,010           N/A

A vote was taken to ratify the selection of Arthur Andersen LLP to serve as the Company's independent auditor for 2000 as follows:

FOR                   AGAINST          ABSTAIN       BROKER NON-VOTES
---                   -------          -------       ----------------
252,381,884           1,674,257        1,779,377           N/A

No other matters were submitted to shareholders.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:                    /S/STEVEN C. PRESTON
                             ----------------------------------------------
                                                     Steven C. Preston
                          Executive Vice President and Chief Financial Officer