Form 10-Q
period 2000-11-14
SERVICEMASTER CO
filed 2000-11-14
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                                               ------------------

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         ---------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 1-14762

                            THE SERVICEMASTER COMPANY
             (Exact name of registrant as specified in its charter)

      Delaware                                          36-3858106
(State or other jurisdictionof                (IRS Employer Identification No.)
 incorporation or organization)



One ServiceMaster Way, Downers Grove, Illinois                 60515-1700
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

Indicate the number of shares outstanding of each of the issuer's classes of shares: 299,755,658 shares of common stock on November 6, 2000.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             NO.
                                                                           -----
THE SERVICEMASTER COMPANY (Registrant) -


PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income for the three and
   nine months ended September 30, 2000 and September 30, 1999                 2

Consolidated Statements of Financial Position
   as of September 30, 2000 and December 31, 1999                              3


Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2000 and September 30, 1999                             4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
   and Results of Operations                                                   8


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings                                                    13

Item 5:  Other Information                                                    14

Item 6:  Exhibits and Reports on Form 8-K                                     15

Signature                                                                     16

                                             PART I. FINANCIAL INFORMATION

                                               THE SERVICEMASTER COMPANY

                                           CONSOLIDATED STATEMENTS OF INCOME

                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,

                                          2000            1999          2000          1999
                                     -------------  -------------  -------------   -----------
OPERATING REVENUE..................   $ 1,586,260    $ 1,584,225    $ 4,559,124    $ 4,236,361

OPERATING COSTS AND EXPENSES:
Cost of services rendered
   and products ...................     1,237,853      1,224,340      3,554,787      3,292,992
sold
Selling and administrative expenses       241,218        226,898        659,849        589,615
Other, net (1) ....................          --             --             --           85,500
                                      -----------    -----------    -----------    -----------
Total operating costs and expenses      1,479,071      1,451,238      4,214,636      3,968,107
                                      -----------    -----------    -----------    -----------

OPERATING INCOME ..................       107,189        132,987        344,488        268,254


NON-OPERATING EXPENSE (INCOME):
Interest ..........................        35,503         30,083        103,048         80,921
expense
Interest and investment income ....        (9,026)       (10,125)       (19,675)       (19,395)
Minority interest income ..........        (2,700)          --           (9,062)          --
                                      -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ........        83,412        113,029        270,177        206,728
Provision for income taxes ........        35,928         46,392        114,311         86,447
                                      -----------    -----------    -----------    -----------

NET INCOME ........................   $    47,484    $    66,637    $   155,866    $   120,281
                                      ===========    ===========    ===========    ===========

PER SHARE

   Basic (1) (2) ..................   $       .16    $       .21    $       .51    $       .39
                                      ===========    ===========    ===========    ===========
   Diluted (1) (2) ................   $       .16    $       .21    $       .51    $       .38
                                      ===========    ===========    ===========    ===========

 DIVIDENDS PER SHARE ..............   $       .10    $       .09    $       .28    $       .27
                                      ===========    ===========    ===========    ===========


(1) In the second quarter of 1999, the Company realized an after-tax gain of $30 million ($50.1 million pretax) relating to the sales of its Premier automotive business and its remaining 15 percent interest in ServiceMaster Energy Management and recorded a one-time after-tax charge of $81 million ($135.6 million pretax) relating to its Diversified Health Services business. Excluding the impact of these items, net income and earnings per share were as follows:


                                                 Three Months Ended        Nine Months Ended
                                                     September 30,           September 30,

                                                2000         1999          2000         1999
                                             -----------  -----------  -----------   -----------

Net income before non-recurring items, net   $  47,484    $  66,637    $  155,866    $  171,581
Per share before non-recurring items, net:
   Basic .................................   $     .16    $     .21    $      .51    $      .56
                                             ==========   ==========   ===========   ===========
   Diluted ...............................   $     .16    $     .21    $      .51    $      .55
                                             ==========   ==========   ===========   ===========

(2) Basic earnings per share are calculated based on 301,594 shares and 311,158 shares for the three months ended September 30, 2000 and 1999, respectively and 303,876 shares and 307,106 shares for the nine months ended September 30, 2000 and 1999, respectively. Diluted earnings per share are calculated based on 303,363 shares and 317,502 shares for the three months ended September 30, 2000 and 1999, respectively and 307,317 shares and 314,589 shares for the nine months ended September 30, 2000 and 1999, respectively.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 (IN THOUSANDS)

                                                                                  As of
                                                                       September 30,    December 31,
                                                                           2000             1999
                                                                       ------------    -------------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents............................................ $      57,609   $       59,834
Marketable securities................................................        52,526           54,376
Receivables, less allowances of $39,847
   and $39,011, respectively.........................................       631,633          558,842
Inventories..........................................................        89,103           82,861
Prepaid expenses and other assets....................................       219,782          203,325
                                                                       ------------    -------------
    Total current assets.............................................     1,050,653          959,238
                                                                       ------------    -------------

PROPERTY AND EQUIPMENT:
   At cost...........................................................       668,211          659,810
   Less:  accumulated depreciation...................................       362,285          341,712
                                                                       ------------    -------------
    Net property and equipment.......................................       305,926          318,098
                                                                       ------------    -------------

INTANGIBLE ASSETS, PRIMARILY TRADE NAMES AND GOODWILL,
   net of accumulated amortization of $402,389
   and $343,316, respectively........................................     2,516,383        2,461,389
NOTES RECEIVABLE, LONG-TERM SECURITIES, AND OTHER ASSETS.............       158,023          131,490
                                                                       ------------    -------------
    Total assets.....................................................$    4,030,985   $    3,870,215
                                                                       ============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable.....................................................$      148,125   $      145,237
Income taxes payable.................................................        86,090            6,479
Accrued liabilities..................................................       295,611          364,851
Deferred revenues....................................................       274,706          257,521
Current portion of long-term obligations.............................        67,603           71,716
                                                                       ------------    -------------
    Total current liabilities........................................       872,135          845,804
                                                                       ------------    -------------

LONG-TERM DEBT.......................................................     1,832,829        1,697,582
OTHER LONG-TERM OBLIGATIONS..........................................       122,548          121,113

SHAREHOLDERS' EQUITY:

Common stock $0.01 par value, authorized 1 billion shares; issued
    and outstanding 300,400 and 307,530 shares, respectively.........         3,004            3,075
Additional paid-in capital...........................................     1,035,990        1,033,568
Retained earnings....................................................       311,757          241,701
Accumulated other comprehensive income...............................         3,209           (1,821)
Restricted stock.....................................................        (2,016)          (2,577)
Treasury stock.......................................................      (148,471)         (68,230)
                                                                       ------------    -------------
    Total shareholders' equity.......................................     1,203,473       1,205,716
                                                                       ------------    -------------
    Total liabilities and shareholders' equity.......................$    4,030,985   $   3,870,215
                                                                       ============    =============

                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               2000             1999
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS AT JANUARY 1................................  $       59,834     $      66,400

CASH FLOWS FROM OPERATIONS:

NET INCOME............................................................         155,866           120,281
    Adjustments to reconcile net income
    to net cash flows from operations:
       Depreciation ..................................................          59,340            47,295
       Amortization...................................................          59,073            51,464
       Non-recurring items, net.......................................               -            85,500
       Deferred 1998 tax payment......................................               -           (78,500)
       Tax refund from 1999 payments..................................          39,000                 -
       Deferred income taxes..........................................          63,539            24,073
       Change in working capital, net of acquisitions:
         Receivables..................................................         (77,144)         (106,890)
         Inventories and other current assets.........................         (26,619)          (30,856)
         Accounts payable.............................................          (9,622)          (21,705)
         Deferred revenues............................................           5,388             9,429
         Accrued liabilities..........................................         (32,650)          (31,088)
       Other, net.....................................................          (1,297)             (335)
                                                                         -------------      -------------
NET CASH PROVIDED FROM OPERATIONS.....................................         234,874            68,668
                                                                         -------------      ------------

MEMO:  NET CASH PROVIDED FROM OPERATIONS EXCLUDING UNUSUAL TAX ITEMS           195,874           147,168

CASH FLOWS FROM INVESTING ACTIVITIES:

    Property additions................................................         (58,709)          (71,875)
    Sale of equipment and other assets...............................            5,950             4,796
    Business acquisitions, net of cash acquired.......................        (131,281)         (452,441)
    Proceeds from business sales and minority interests...............          49,345            68,490
    Payments to sellers of acquired businesses........................         (18,369)           (9,589)
    Notes receivable and financial investments........................         (14,299)          (16,751)
    Net purchases of investment securities............................          (3,424)           (6,500)
                                                                         -------------      ------------
NET CASH USED FOR INVESTING ACTIVITIES................................        (170,787)         (483,870)
                                                                         -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings, net...................................................         505,942         1,164,916
    Payment of borrowings and other obligations.......................        (386,758)         (692,665)
    Purchase of ServiceMaster stock...................................        (109,617)          (35,174)
    Shareholders' dividends...........................................         (85,810)          (83,072)
    Proceeds from employee share plans................................           9,978            16,019
    Other.............................................................             (47)              500
                                                                         --------------    -------------
NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES................         (66,312)          370,524
                                                                         --------------     ------------

CASH DECREASE DURING THE PERIOD.......................................          (2,225)          (44,678)
                                                                         -------------      ------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30.............................  $       57,609     $      21,722
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

NOTE 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. In the opinion of the Company, all adjustments necessary to present fairly the financial position of The ServiceMaster Company as of September 30, 2000 and December 31, 1999, and the results of operations for the three month and nine month periods ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999 have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

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



                                               Three Months                       Three Months
                                         Ended September 30, 2000          Ended September 30, 1999
                                       -----------------------------    ------------------------------


(IN THOUSANDS, EXCEPT PER SHARE DATA)    INCOME      SHARES      EPS        INCOME      SHARES     EPS
                                         ------      ------      ---        ------      ------     ---
Basic earnings per share               $ 47,484     301,594    $0.16      $ 66,637     311,158   $0.21
                                                               ======                            ======
Effect of dilutive securities -options        -       1,769                      -       6,344
                                      ----------   ---------              ---------    --------
Diluted earnings per share             $ 47,484     303,363    $0.16      $ 66,637     317,502   $0.21
                                      ==========  ==========   ======     ==========  =========  ======



                                              Nine Months                        Nine Months
                                        Ended September 30, 2000          Ended September 30, 1999
                                     -------------------------------    ------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)   INCOME      SHARES      EPS        INCOME      SHARES     EPS
                                        ------      ------      ---        ------      ------     ---
Basic earnings per share              $ 155,866     303,876    $0.51     $ 120,281     307,106   $0.39
                                                               ======                           ======
Effect of dilutive securities -options        -       3,441                      -       7,483
                                      ---------     --------             ---------    ---------
Diluted earnings per share            $ 155,866     307,317    $0.51     $ 120,281     314,589   $0.38
                                     ==========   ==========   ======   ==========    ========= ======




NOTE 5: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 is presented in the following table. The increase in interest paid in 2000 is primarily due to higher levels of debt outstanding reflecting acquisitions and the timing of payments. The change in tax payments relates to the fact that in 2000 the Company received an income tax refund relating to 1999 overpayments. Last year the Company made the entire federal tax payment related to the 1998 federal tax obligation.

                                                              (IN THOUSANDS)
                                                            2000         1999
                                                          ---------   ---------
CASH PAID OR (RECEIVED FOR):

Interest expense.......................................  $  108,220  $   84,135
Interest and dividend income...........................  $   (7,647) $  (13,054)
Income taxes...........................................  $    9,836  $  140,852


NOTE 6: Total comprehensive income was $42.1 million and $63.9 million for the three months ended September 30, 2000 and 1999, respectively, and $160.9 million and $113.4 million for the nine months ended September 30, 2000 and 1999, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains on marketable securities and translation balances.

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

The Other Operations group includes primarily ServiceMaster Employer Services, a professional employer organization that provides clients with administrative processing of payroll, insurance, and other employee benefit programs; the Company's headquarters operation; and certain businesses the Company has sold or discontinued. Segment information as of and for the three months and nine months ended September 30, 2000 and 1999 are as follows:

                                                          THREE MONTHS
                                                      ENDED SEPTEMBER 30,

----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                        CONSUMER &

                                                        COMMERCIAL           MANAGEMENT             OTHER

                      2000                               SERVICES             SERVICES           OPERATIONS        CONSOLIDATED
--------------------------------------------------    -----------------    -----------------    --------------     ---------------
Revenue                                                $  1,026,816         $   477,624          $   81,820         $ 1,586,260
Operating Income                                       $    102,990         $    14,988          $  (10,789)        $   107,189
Total Assets                                           $  3,505,575         $   236,084          $  289,326         $ 4,030,985

                      1999

--------------------------------------------------
Revenue                                                $    943,585         $   481,947          $  158,693         $ 1,584,225
Operating Income                                       $    115,689         $    21,134          $   (3,836)        $   132,987
Total Assets                                           $  3,298,910         $     215,949        $  276,525         $ 3,791,384

                                                          NINE MONTHS
                                                      ENDED SEPTEMBER 30,

----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                        CONSUMER &

                                                        COMMERCIAL           MANAGEMENT             OTHER

                      2000                               SERVICES             SERVICES           OPERATIONS        CONSOLIDATED
--------------------------------------------------    -----------------    -----------------    --------------     ---------------
Revenue                                                $  2,819,821         $ 1,419,891          $  319,412         $ 4,559,124
Operating Income                                       $    324,649         $    52,574          $  (32,735)        $   344,488

                      1999

--------------------------------------------------
Revenue                                                $  2,316,436         $ 1,407,745          $  512,180         $ 4,236,361
Operating Income                                       $    318,025         $    58,522          $ (108,293)        $   268,254
Operating Income Excluding Non-Recurring Items         $    318,025         $    58,522          $  (22,793)        $   353,754


NOTE 8: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," which was amended by SAB No. 101B in June 2000. SAB No.101B delayed the implementation date of SAB No.101 to the fourth quarter of 2000. The SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company intends to adopt the SAB in the fourth quarter of 2000. This accounting change could affect the Company's method of reporting profit from installing its termite baiting systems and could result in a non-cash, one-time unfavorable adjustment in the range of $.02 to $.04 per share.

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

                              THE SERVICEMASTER COMPANY
                         MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

Revenues of $1.6 billion were consistent with third quarter revenues of one year ago. Revenue growth for the quarter was approximately three percent, after adjusting for the impact of sold or discontinued businesses. Operating income decreased 19 percent to $107.2 million, with margins decreasing to 6.8 percent from 8.4 percent. Included in operating income are the costs relating to the WeServeHomes.com initiative. These costs have been allocated to the Company's partner, Kleiner Perkins, and are reflected as minority interest income below the operating income line. Earnings per share for the quarter declined from $.21 to $.16 and net income decreased from $66.6 million to $47.5 million. These results are in line with the Company's projections that were discussed in a press release on October 2, 2000. The results reflect costs associated with integrating the Company's recently acquired landscape businesses and increases in fuel, health care and other labor-related expenses in its other business units. Cash income per share (defined by the Company as net income with amortization expense added back) was $.23 per share compared to $.27 last year.

Earnings per share for the full year 2000 are expected to be at the lower end of the Company's previously indicated range of $.62 to $.66 per share. This projection is before any potential impact relating to the interpretation and adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101. This accounting change could affect the Company's method of reporting profit from installing its termite baiting systems and could result in a non-cash, one-time adjustment in a range of $.02 to $.04 per share. The Company expects profit from operations to improve in 2001. With investments to support growth and higher interest costs, the Company anticipates single-digit growth in earnings per share for 2001 and a return to a double-digit growth rate in 2002.

The Consumer and Commercial Services business unit reported revenue of $1.0 billion, an increase of 9 percent, with operating income declining 11 percent to $103 million, reflecting the integration issues in the landscape operations and higher fuel and other labor-related costs in most of its business units. The largest factor in the labor-related costs has been an increase in employee health care resulting from significantly higher-than-normal utilization as well as rate increases. TruGreen ChemLawn, the Company's lawn care operations, reported modest revenue increases reflecting higher customer counts, increased productivity and price increases with slightly reduced profitability resulting from higher labor-related costs. TruGreen LandCare, the commercial landscape business, reported strong revenue growth, but reduced profitability resulting from integration issues and operating cost issues including fuel and labor-related costs. The Company has implemented organizational changes in this business which it believes has strengthened leadership at all levels and increased integration with the lawncare business. The commercial sale forces of the two organizations have been combined to provide a stronger, more coordinated approach to growing the commercial customer base. The integration will also support the launch of landscape services to large residential cutomers. Terminix achieved good revenue growth and lower profitability as a result of the increase in fuel and labor-related costs. During the quarter, the Company implemented leadership changes and other measures in Terminix Europe to address factors which led to a decline in profitability. The combined American Residential Services (ARS)/Rescue Rooter operations continued to achieve strong growth in revenues and significantly higher margins, reflecting substantial improvements in the branch operations that were performing below expectations at the time of acquisition. This business unit has also benefited from a growing number of service work orders performed for American Home Shield. American Home Shield posted solid revenue increases with increased renewals and expanded direct sales to consumers, but also experienced higher service-related costs, due in part to a change in revenue mix and timing of certain items. The franchise operations, ServiceMaster Clean and Merry Maids, achieved strong revenue increases and double-digit profit growth, reflecting strong results from the company owned operations and productivity improvements.

The Management Services business unit reported revenues of $478 million, consistent with one year ago. Operating income decreased to $15 million from $21 million, reflecting higher than anticipated start-up costs in a large hospital system sale, as well as higher employee health care costs, and lower than anticipated volume of large accounts in the education market. The traditional business and industry services continue to achieve strong revenue and profit growth.

The Company continues to focus on the growth and investment in its core businesses. During the third quarter, the Company sold most of the remaining operations of its Diversified Health Services (DHS) unit, which manages long-term care facilities, to a company owned and operated by a former group of senior managers of DHS. Also during the quarter, the Company sold its TruGreen Interior Plantcare operations to Rentokil Tropical Plant Services for $44 million in cash. Neither of these transactions is expected to materially affect ServiceMaster's operating results for the year.

WeServeHomes.com has now been launched in six major metropolitan markets, and plans to enter 50 U.S. markets in 2001. The Company has recruited strong operating, marketing, and technical talent to support the initiative. WeServeHomes.com offers consumer services provided by ServiceMaster, complementary services provided by third parties, and expects to offer products, content and helpful tools which are useful to the busy homeowner.

Cost of services rendered and products sold increased one percent for the quarter and increased as a percentage of revenue to 78.0 percent in 2000 from
77.3 percent in 1999, primarily reflecting increases in fuel, health care and other labor-related costs. Selling and administrative expenses increased six percent due to general business growth and acquisitions. As a percentage of revenue, selling and administrative expenses increased to 15.2 percent in 2000 from 14.3 percent in 1999.

Interest expense increased from the prior year, primarily due to increased debt levels associated with acquisitions and share repurchases. The tax provision reflects a higher effective tax rate compared to last year, primarily due to the non-deductibility of goodwill from acquisitions completed in 1999 and higher state tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO SEPTEMBER 30, 1999
----------------------------------------------------------------------

Revenues for the nine months increased eight percent to $4.6 billion, primarily reflecting the impact of acquisitions. The revenue growth in the nine months was stronger than the third quarter reflecting the impact of the new platform initiatives (the LandCare acquisition was completed in March last year and the ARS acquisition closed at the end of April last year) and stronger internal growth in the first quarter. Operating income decreased three percent to $344 million with operating margins declining to 7.6 percent from 8.4 percent in 1999, excluding the prior year non-recurring unusual items. Operating margins decreased primarily due to operating cost issues in the Company's recently acquired landscape businesses, increases in fuel, health care and other labor-related costs in its other business units, and the expenses associated with the WeServeHomes.com initiative. Net income, before non-recurring items, decreased nine percent for the nine months to $156 million and diluted earnings per share, before non-recurring items, decreased seven percent to $.51. Cash income per share (defined by the Company as net income with amortization expense added back) decreased one percent for the nine months to $.70 per share from $.71 last year. During the second quarter of 1999 the Company recorded a net charge that reduced net income from ongoing operations by $51 million ($85.5 million pretax). As a result of this net charge, for the nine months last year, the Company reported net income of $120 million and diluted earnings per share of $.38.

The Consumer and  Commercial  Services  unit  achieved a 22 percent  increase in revenue to $2.8 billion and operating income of $324.6 million, two percent higher than last year. The segment's revenue growth includes the entire nine months of operations from the LandCare USA and American Residential Services acquisitions completed last year. TruGreen ChemLawn reported modest revenue and profit growth, reflecting the benefits of price increases and acquisitions partially offset by volume challenges, increases in health care and other labor costs, and increased fuel and equipment operating costs. Customer counts were slightly above last year, with an improved retention rate. TruGreen LandCare reported double-digit revenue growth from both internal sources and acquisitions, with a significant decline in operating income reflecting integration issues and higher operating and labor-related costs. The Company has addressed certain operating issues by strengthening the management infrastructure in troubled regions and integrating aspects of the lawn care business with the landscape operations. Terminix achieved solid revenue growth and a double-digit increase in profit, reflecting good increases in new termite contracts, strong growth in contract renewals and productivity improvements. The combined ARS/Rescue Rooter operations reported significant increases in revenues and profits, reflecting double-digit internal growth at Rescue Rooter and an additional four months of revenue from the ARS acquisition (which closed in late April last year). This business continues to perform well and reflects strong market demand for the services being provided. American Home Shield reported double-digit revenue growth and a more modest increase in profits, reflecting strong growth in higher margin customer renewals and direct-to-consumer sales partially offset by higher service related costs. The franchise operations, ServiceMaster Clean and Merry Maids, reported strong increases in revenues and profits due to strong growth in both branch and franchise operations and strong cost controls.

The Management Services business unit reported revenue growth of one percent to $1.4 billion and operating income of $53 million, 10 percent below last year. The segment's results include a $6 million non-recurring benefit from the resolution of a foreign license agreement in the second quarter this year. This business was affected by large terminations and the costs to unwind these contracts, increased health care costs, and startup costs from a large new contract with a for-profit hospital chain. The Company continues to invest in the Site Service outsourcing initiative and is encouraged by its progress.

Cost of services rendered and products sold increased eight percent, due primarily to general business growth and acquisitions. Cost of services increased as a percentage of revenue to 78.0 percent in 2000 from 77.7 percent in 1999.

Selling and administrative expenses increased 12 percent reflecting general business growth, acquisitions and the investments in WeServeHomes.com. As a percentage of revenue, selling and administrative expenses increased to 14.5 percent from 13.9 percent in 1999.

Interest expense increased from the prior year, primarily due to increased debt levels associated with acquisitions and share repurchases. The tax provision, before non-recurring items, reflects a higher effective tax rate compared to last year, primarily due to the non-deductibility of goodwill from acquisitions completed in 1999. Minority interest income primarily reflects the allocation of costs to the Company's partner, Kleiner Perkins, in its WeServeHomes.com subsidiary.

FINANCIAL POSITION

Net cash provided from operations of $235 million was significantly higher than the first nine months of 1999. There are two unusual tax timing items in the cash flow statements: (i) a $39 million tax refund realized through the third quarter of 2000 and (ii) the payment of 1998 taxes in the first quarter of 1999. Eliminating these items, cash provided from operations was $196 million, a $49 million increase from 1999, reflecting higher net income and lower working capital usage. Every Consumer Services company reported an increase in cash flows from operations when compared to the prior year. The cash flows reflect improved receivables management in the landscape and HVAC operations. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Accounts and notes receivable increased from year-end levels, reflecting general business growth and increased seasonal activity in the Consumer and Commercial Services segment. Inventories increased over year-end levels as a result of seasonal impacts.

Prepaids and other assets have increased from year-end reflecting the seasonality in the lawn care business. The lawn care operation defers certain marketing costs that are incurred earlier in the year, but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. Deferred revenues also grew reflecting strong growth at American Home Shield and increases in customer prepayments for pest control services.

Capital expenditures which include recurring capital needs are below prior year levels when the Company funded several large technology projects. The Company has no material capital commitments at this time.

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

Total shareholders' equity was $1.2 billion at September 30, 2000 and December 31, 1999, reflecting earnings growth offset by cash dividends and treasury share repurchases. Cash dividends paid directly to shareholders totaled $86 million or $.28 per share for the nine months ended September 30, 2000. In the quarter, the Company repurchased $54 million of shares under the repurchase program announced last year and for the year has repurchased $110 million. In July 2000, the Company announced that its Board of Directors authorized $350 million for a share repurchase program. This authorization replaces the Company's previous authorization of $150 million announced in October 1999. At September 30, 2000, approximately $305 million was available under the new authorization for additional share repurchases. The shares will be repurchased over time in the open market and in privately-negotiated transactions.

THE COMPANY NOTES THAT STATEMENTS THAT LOOK FORWARD IN TIME, WHICH INCLUDE EVERYTHING OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT AFFECT THE COMPANY'S RESULTS OF OPERATIONS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN A FORWARD-LOOKING STATEMENT INCLUDE THE FOLLOWING (AMONG OTHERS): WEATHER CONDITIONS ADVERSE TO CERTAIN OF THE COMPANY'S CONSUMER AND COMMERCIAL SERVICES BUSINESSES; THE ENTRY OF ADDITIONAL COMPETITORS IN ANY OF THE MARKETS SERVED BY THE COMPANY; LABOR SHORTAGES; CONSOLIDATION OF HOSPITALS IN THE HEALTHCARE MARKET; THE COST AND LENGTH OF TIME TO INTEGRATE ACQUIRED BUSINESSES; UNEXPECTED CHANGES IN OPERATING COSTS; THE CONDITION OF THE U.S. ECONOMY; AND OTHER FACTORS DISCUSSED ABOVE LISTED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial and administrative proceedings which involve both private parties and governmental authorities.

RAY D. MARTIN V. SERVICEMASTER. In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster's Management Services unit, filed a lawsuit in the State Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J), which as originally filed contended that the Company had not paid him the full amount of commission due to him on a sale in which he was involved. In the course of the pre-trial proceedings, the trial court entered a default judgment against the Company, thereby leaving the question of damages to be considered at the trial. In September 1999, the jury awarded the plaintiff compensatory damages and fees of approximately $1 million and punitive damages of $135 million. In October 1999, the Company filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. On June 1, 2000 the trial court entered a new judgment in the amount of $461,440 in compensatory damages and $45 million in punitive damages, as well as amounts for attorney fees and interest. The Company filed a notice of appeal that same day. On June 13, 2000, Mr. Martin filed a notice of cross-appeal. Because the trial court clerk is still in the process of preparing the record, the appeal has not yet been docketed in the court of appeals, and the clerk does not expect to finish preparation of the record before January or February of 2001. Accordingly, it is unlikely that the appeal will be fully briefed and argued in the court of appeals before the summer of 2001. ServiceMaster believes that the award of $45 million in punitive damages is not supported by the facts of the case or by applicable state law and that the judgment will be reversed by an appellate court. Under Georgia law, a judgment accrues interest at the rate of 12% per annum. The Company continues to not be able to reasonably estimate the ultimate outcome of this case, and accordingly, minimal expense has been recorded. In the event that the existing judgment is sustained, or the original judgment is reinstated, (which is not anticipated by the Company), it would be likely that the Company's results of operations for a particular year may be materially adversely affected. However, the Company believes, based on advice from legal counsel, that the ultimate outcome of this litigation is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 5:    OTHER INFORMATION

The Company's 2001 Annual Meeting of Shareholders is expected to be held on April 27, 2001. Pursuant to rules of the Securities and Exchange Commission ("SEC"), in order to be considered for inclusion in the Company's 2001 proxy statement, a shareholder proposal must be received by the Company no later than November 24, 2000. In addition, regardless of whether a shareholder proposal is included in the Company's 2001 proxy statement, the Company's bylaws establish an advance notice procedure for shareholder proposals to be brought before the annual meeting of shareholders, including proposed nominations of persons for election to the Board of Directors. Shareholders at the 2001 annual meeting may consider a proposal or nomination brought by a shareholder of record on the record date to be established for the 2001 annual meeting and who has given the Company timely written notice, in proper form, of the shareholder's proposal or nomination. A shareholder proposal or nomination intended to be brought before the 2001 annual meeting must be delivered to the Corporate Secretary no earlier than the close of business on January 13, 2001 and no later than the close of business on February 12, 2001. If a timely and proper shareholder proposal is delivered to the Corporate Secretary, the proposal is not included in the 2001 proxy statement, and the proposal is properly presented at the 2001 annual meeting, the Company may exercise discretionary authority when voting on the proposal if in the 2001 proxy statement the Company advises shareholders on the nature of the proposal and how the Company intends to vote on the proposal, unless the shareholder satisfies certain SEC requirements, including mailing a separate proxy statement to the Company's shareholders. All proposals and nominations should be directed to Sandra L. Groman, the Corporate Secretary, One ServiceMaster Way, Downers Grove, Illinois, 60515.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.                DESCRIPTION OF EXHIBIT
-----------               -----------------------
      3(ii)               Bylaws of The  ServiceMaster  Company,  as amended
                          through September 29, 2000 (incorporated by reference to Exhibit 1.4 of Amendment No. 1 to Form
                          8-A/A (SEC File No.  1-14762)  filed  with the
                          Securities  and Exchange Commission on October 6,
                          2000).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:                    /S/STEVEN C. PRESTON
                             --------------------------------------------------
                                                  Steven C. Preston
                                  Executive V.P. and Chief Financial Officer