Form 10-K
period 2000-12-31
SERVICEMASTER CO
filed 2001-03-23
CIK 1052045

----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000.
                        Commission File number 1-14762.


                            THE SERVICEMASTER COMPANY
             (Exact Name of Registrant as Specified in its Charter)


      Delaware                                                 36-3858106
      --------                                                 ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


         One ServiceMaster Way, Downers Grove, Illinois               60515-1700
         ----------------------------------------------               ----------
               (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (630) 271-1300

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
         Title of Each Class                    On Which Registered
         ------------------------------         ------------------------
         Common Stock                           New York Stock Exchange
         Preferred Stock Purchase Rights        New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes __X__ No______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K ((ss.) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of March 7, 2001 was $2,998,872,297. The number of shares outstanding of the Registrant's common stock as of March 7, 2001 was 298,833,100.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated into Part I, Part II and Part IV of this Form 10-K.

         Certain parts of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS



PART I

  1.  Business...................................................................................        1

  2.  Properties.................................................................................       10

  3.  Legal Proceedings..........................................................................       11

  4.  Submission of Matters to a Vote of Security Holders........................................       12

 PART II

  5.  Market for Registrant's Common Equity and Related Stockholder Matters......................       13

  6.  Selected Financial Data....................................................................       13

  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......       13

  7A.  Quantitative and Qualitative Disclosures About Market Risk................................       13

  8.  Financial Statements and Supplementary Data................................................       13

  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......       14

 PART III

 10.  Directors and Executive Officers of the Registrant.........................................       15

 11.  Executive Compensation.....................................................................       17

 12.  Security Ownership of Certain Beneficial Owners and Management.............................       17

 13.  Certain Relationships and Related Transactions.............................................       17

 PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................       18

 Signatures......................................................................................       22

 Exhibit Index...................................................................................       24


                                     PART I


Item 1.  Business

         This Annual Report on Form 10-K is filed by The ServiceMaster Company, a Delaware corporation ("ServiceMaster"). The ServiceMaster Company is the successor to ServiceMaster Limited Partnership, a Delaware limited partnership. On December 26, 1997, by means of a statutory merger, The ServiceMaster Company succeeded to ServiceMaster Limited Partnership as the publicly traded parent entity in the ServiceMaster enterprise.


Forward-Looking Statements

         This Annual Report contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. ServiceMaster intends that such forward-looking statements be subject to the safe harbors created by such legislation. ServiceMaster notes that statements that look forward in time, which include everything other than historical information, involve risks and uncertainties that affect ServiceMaster's results of operations. Factors which could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following (among others): weather conditions adverse to certain of ServiceMaster's businesses; the entry of additional competitors in any of the markets served by ServiceMaster; labor shortages; consolidation of hospitals in the healthcare market; the cost and length of time to integrate acquired businesses; unexpected changes in operating costs; the condition of the U.S. economy; and other factors discussed from time to time in ServiceMaster's filings with the Securities and Exchange Commission.


Principal Business Groups

         ServiceMaster is a holding company whose shares of common stock are traded on the New York Stock Exchange. Through its subsidiaries, ServiceMaster is engaged in providing a variety of specialty services to homeowners and commercial facilities and supportive management services in several markets, including the healthcare market, the education market, and certain segments of the business and industry market.

         ServiceMaster is organized into four principal operating groups. Three groups--the TruGreen Group, the Terminix Group, and the Home Maintenance and Improvement Group--are headquartered in Memphis, Tennessee. The fourth group--ServiceMaster Management Services Group--has operating divisions headquartered in Downers Grove, Illinois. All subsidiaries of ServiceMaster are wholly owned, except for (1) WeServeHomes.com, Inc., in which Kleiner, Perkins, Caufield & Byers has an 18.0% equity interest and senior managers of the ServiceMaster enterprise have a 0.9% equity interest, (2) TruGreen Holding L.L.C. and American Residential Services L.L.C., in each of which senior management for those subsidiaries have purchased nominal equity interests which are subject to certain put and call rights, and (3) The Terminix International Company L.P., in which Allied Bruce-Terminix Companies, Inc. is a Class B limited partner. Financial information for each operating group for 1998, 1999, and 2000 is contained in the Notes to the Consolidated Financial Statements of our Annual Report to Shareholders for 2000 and is incorporated by reference.

         The services provided by the TruGreen, Terminix, and Home Maintenance and Improvement Groups comprise the ServiceMaster "Quality Service Network" and are accessed via a single toll-free telephone number (1-800-WE SERVE) or the internet at www.WeServeHomes.com. ServiceMaster focuses on establishing relationships to provide one or more services on a repetitive basis to customers. Since 1986, the number of customers served by the Quality Service Network has increased from fewer than one million domestic customers to more than 12 million worldwide customers.

TruGreen Group

         We provide lawn care, tree and shrub services through TruGreen Limited Partnership ("TruGreen ChemLawn") under the "TruGreen", "ChemLawn" and "Barefoot" service marks, among others. We provide landscaping and tree services through TruGreen LandCare L.L.C. under the "TruGreen" and "LandCare" service marks, among others. Customers include both homeowners and commercial facilities. Revenues derived from the TruGreen Group constituted 19%, 24%, and 26% in 1998, 1999, and 2000 of the operating revenue of the consolidated ServiceMaster enterprise. The TruGreen ChemLawn and TruGreen LandCare business is seasonal in nature.

         TruGreen ChemLawn. As of December 31, 2000, TruGreen ChemLawn had 211 company-owned branches and 71 franchised branches. With nearly 3.5 million residential and commercial customers, TruGreen ChemLawn is the leading provider of lawn care services in the United States. TruGreen ChemLawn provides lawn, tree and shrub care services in Egypt, Japan, the Palestine Authority, Saudi Arabia, and Turkey through licensing arrangements and in Canada through a subsidiary.

         TruGreen LandCare. On March 18, 1999, ServiceMaster completed the acquisition of LandCare USA, Inc., a leading provider of commercial landscaping and tree services (including line clearing and tree care). The landscaping business previously conducted by TruGreen ChemLawn was combined with the business of the acquired company and now operates as TruGreen LandCare L.L.C. TruGreen LandCare is a leading provider of commercial landscaping and tree services. As of December 31, 2000, TruGreen LandCare had 140 company-owned branches with approximately 18,000 customers. TruGreen Landcare has no international operations.

         On January 1, 2001, members of senior management of the TruGreen Group purchased an equity interest in TruGreen Holding L.L.C., the holding company of both TruGreen ChemLawn and TruGreen LandCare. The capital structure of TruGreen Holding consists of 90% intercompany debt and 10% equity. Senior management of TruGreen ChemLawn and TruGreen LandCare purchased just under 5.0% of the equity interest, representing just under 0.5% of the total investment in TruGreen Holding. Such interest is subject to reciprocal put and call rights which will become exercisable on January 1, 2006 and which will be consummated on the basis of the then fair market value of the interest. The intercompany debt has been eliminated in the consolidated financial statements of ServiceMaster.

Terminix Group

         We provide termite and pest control services through The Terminix International Company L.P. under the "Terminix" service mark, among others. Customers include both homeowners and commercial facilities. Revenues derived from the Terminix Group constituted 13%, 12%, and 12% in 1998, 1999, and 2000 of the operating revenue of the consolidated ServiceMaster enterprise. The Terminix business is seasonal in nature.

         With over 2.6 million domestic residential and commercial customers, Terminix, through its company-owned branches and franchisees, is the leading provider of termite and pest control services in the United States. As of December 31, 2000, Terminix was providing these services in 45 states through 255 company-owned branches and 209 franchised branches. Terminix provides termite and pest control services through licensing arrangements with local service providers in 29 countries and through subsidiaries in 9 countries.

         Effective January 1, 2001, Terminix acquired substantially all of the assets and certain liabilities of the termite and pest control business of Allied Bruce-Terminix Companies, Inc., the largest franchisee of Terminix. As part of the acquisition, Allied Bruce became a Class B limited partner of Terminix, entitling Allied Bruce to quarterly cash distributions. The Class B partnership interest belonging to Allied Bruce is subject to reciprocal put and call rights under which the Class B partnership interest is exchangeable for shares of ServiceMaster common stock. The put right is exercisable immediately; the call right will become exercisable on January 1, 2006.

Home Maintenance and Improvement Group

         We provide other specialty services to homeowners and commercial facilities principally through six companies: American Residential Services L.L.C.; American Home Shield Corporation; ServiceMaster Residential/Commercial Services L.P. ("ServiceMaster Clean"); Merry Maids L.P.; AmeriSpec, Inc.; and Furniture Medic L.P. The services provided by these companies include: electrical, plumbing, heating, ventilation and air conditioning services under the "ARS" and "AMS" service marks, among others; plumbing and drain cleaning services under the "Rescue Rooter" service mark, among others; warranty contracts for home systems and appliances under the "American Home Shield" service mark, among others; residential and commercial cleaning and disaster restoration services under the "ServiceMaster" and "ServiceMaster Clean" service marks, among others; domestic housekeeping services under the "Merry Maids" service mark, among others; home inspection services under the "AmeriSpec" service mark, among others; and on-site furniture repair and restoration under the "Furniture Medic" and "Rx" service marks, among others. Revenues derived from the Home Maintenance and Improvement Group constituted 9%, 16%, and 20% in 1998, 1999, and 2000 of the operating revenue of the consolidated ServiceMaster enterprise.

         American Residential Services. American Residential Services, a leading provider of electrical, plumbing, heating, ventilation and air conditioning services, was acquired by ServiceMaster in April 1999. American Residential Services performed services for approximately 1.6 million customers in 2000 in 26 states through 97 company-owned branches. American Residential Services has no international licensees or company-owned operations. The American Residential Services business is seasonal in nature.

         American Residential Services includes the assets and business of Rescue Rooter, which provides plumbing and drain cleaning services, originally acquired by ServiceMaster in January 1998. Under the Rescue Rooter brand, American Residential Services also provides plumbing and drain cleaning services through a licensing arrangement with a local service provider in one other country.

         American Mechanical Services, a subsidiary of American Residential Services, is a leading provider of heating, ventilation, and air conditioning services to commercial customers.

         In 1999, ServiceMaster established a capital structure for American Residential Services whereby 90% of the invested capital was in the form of intercompany debt and 10% in the form of equity. In 1999, members of senior management purchased 8.5% of that equity interest, representing 0.85% of the total investment in American Residential Services. Management's equity interest is subject to reciprocal put and call rights which will become exercisable on July 1, 2004 and which will be consummated on the basis of the then fair market value of the interest. The intercompany debt has been eliminated in ServiceMaster's consolidated financial statements.

         American Home Shield. American Home Shield is a leading provider of home systems and appliance warranty contracts ("warranty contracts") in the United States, providing homeowners with contracts covering the repair or replacement of built-in appliances, hot water heaters and electrical, plumbing, central heating and central air conditioning systems which malfunction by reason of normal wear and tear. Warranty contracts are sold through participating real estate brokerage offices in conjunction with resales of single-family residences to homeowners. American Home Shield also sells warranty contracts directly to non-moving homeowners by renewing existing contracts and through various other distribution channels which are currently being expanded. As of December 31, 2000, American Home Shield warranty contracts provided for services to approximately 860,000 homes through 21,754 independent repair maintenance contractors in 50 states and the District of Columbia, with operations in California, Texas, and Arizona accounting for 25%, 21% and 6%, respectively, of gross contracts written by American Home Shield. American Home Shield also provides home service warranty contracts through a licensing arrangement with a local service provider in Saudi Arabia.

         ServiceMaster Clean. ServiceMaster Clean is the leading franchisor in the United States in the residential and commercial cleaning field. ServiceMaster Clean provides carpet and upholstery cleaning and janitorial services, disaster restoration services, and window cleaning services. As of December 31, 2000, these services were provided to approximately 1.9 million residential and commercial customers worldwide through a network of 4,442 independent franchisees. ServiceMaster Clean provides its services through subsidiaries in Canada, Ireland and the United Kingdom, and through licensing arrangements with local service providers in 17 other countries.

         Merry Maids. With approximately 306,000 worldwide customers, including 274,000 customers in the United States, Merry Maids is the leading provider of domestic house cleaning services in the United States. As of December 31, 2000, these services were provided through 43 company-owned branches and 1,114 licensees operating in all 50 states. Merry Maids provides domestic house cleaning services through subsidiaries in Canada, Ireland and the United Kingdom and through licensing arrangements with local service providers in 9 other countries.

         AmeriSpec. AmeriSpec is a wholly-owned subsidiary of American Home Shield. AmeriSpec is a leading provider of home inspection services in the United States. AmeriSpec provides home inspection services through 1 company-owned branch and 430 franchise locations. During 2000, AmeriSpec conducted approximately 140,000 home inspections in 48 states and Canada, with operations in California, Illinois, and New York accounting for 18.2%, 4.1% and 3.4%, respectively, of the gross number of inspections conducted through AmeriSpec. AmeriSpec has no international licensees or company-owned operations except for Canada.

         Furniture Medic. Furniture Medic provides on-site furniture repair and restoration services in 46 states. As of December 31, 2000, these services were provided to approximately 175,000 residential and commercial customers worldwide through a network of 597 licensees. Furniture Medic also provides its services through subsidiaries in Canada and the United Kingdom and through a licensing arrangement with a local service provider in Saudi Arabia.

ServiceMaster Management Services Group

         ServiceMaster pioneered the providing of supportive management services to healthcare facilities by instituting housekeeping management services in 1962. Since then, ServiceMaster has expanded its management services business and it now provides a variety of supportive management services to healthcare, education, and business and industrial customers (including the management of housekeeping, plant operations and maintenance, laundry and linen, grounds and landscaping, clinical equipment maintenance, food service, materials management, and total facility management). ServiceMaster's general programs and systems free the customer to focus on its core business activity with confidence that the support services are being managed and performed in an efficient manner.

         ServiceMaster Management Services provides service on a nationwide basis to three key markets. These markets are healthcare, education, and business & industry. Revenues derived from ServiceMaster Management Services Group constituted 39%, 33%, and 32% in 1998, 1999, and 2000 of the operating revenue of the consolidated ServiceMaster enterprise.

         As of December 31, 2000, ServiceMaster Management Services provided supportive management services to 1,094 healthcare customers and to 623 educational and commercial customers. These services were being provided in all 50 states and the District of Columbia. Outside of the United States, ServiceMaster provides management services through a subsidiary in Canada and through licensing arrangements with local service providers in Japan and 25 other countries.

         Healthcare Market. ServiceMaster Management Services is a leading provider to the healthcare market of supportive management services, including the management of housekeeping, plant operations and maintenance, laundry and linen, grounds and landscaping, clinical equipment maintenance, food services, and total facility management. As of December 31, 2000, ServiceMaster served 1,094 customers and managed 1,126 healthcare facilities. Although the healthcare market has undergone significant consolidation in recent years, ServiceMaster believes that there continues to be potential for expansion in the healthcare market due to the trend of healthcare facilities to outsource more of their service requirements.

         Education Market. ServiceMaster Management Services is a leading provider to the education market of maintenance, custodial and grounds services. The facilities which comprise the education market include primary schools, secondary schools and school districts, private specialty schools, and colleges and universities. As of December 31, 2000, ServiceMaster served 294 educational customers and managed 4,581 facilities. ServiceMaster believes there is potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to outsource more of their service requirements. However, a majority of the educational facilities continue to assume direct responsibility for managing their support functions.

         Business & Industry Market. ServiceMaster Management Services is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers in selected markets. These markets include the food processing, transportation, healthcare products, and automotive markets. As of December 31, 2000, ServiceMaster served 329 customers and managed 11,057 business or industrial facilities. ServiceMaster believes that there is potential for expansion in these business and industrial markets due to ServiceMaster's current low penetration of those markets, the trend of businesses to outsource more of their service requirements, and the trend of governmental units to privatize parts of their operations.


2000 Strategic Business Initiatives

         During  the  year  2000,   ServiceMaster  introduced  or  expanded  two
strategic business initiatives.

         E-Commerce Initiative. ServiceMaster organized a new Internet company to provide comprehensive on-line solutions for home services, products, and information. On January 20, 2000, ServiceMaster, in conjunction with Kleiner, Perkins, Caufield & Byers, announced the formation and initial funding of WeServeHomes.com, Inc. as the Internet company which will provide these solutions at a website having the URL "WeServeHomes.com". WeServeHomes launched its web site on March 31, 2000. The equity interests in WeServeHomes initially were divided between ServiceMaster (approximately 84%) and Kleiner Perkins (approximately 16%, for which Kleiner Perkins contributed $15 million in cash). Subsequently, certain senior managers in the ServiceMaster enterprise purchased an equity interest for $1 million in May 2000. Current equity interests are 81.1%, 18.0%, and 0.9% for ServiceMaster, Kleiner Perkins and senior managers of the ServiceMaster enterprise. In February 2001, Kleiner Perkins exercised a warrant to purchase additional capital stock for $5.0 million, and ServiceMaster purchased additional capital stock for $10 million. Kleiner Perkins has a warrant to purchase an additional $6.5 million in capital stock. ServiceMaster supports WeServeHomes through intensive co-branding efforts, access to the customer base of operating companies of the Quality Service Network, the fulfillment by those operating companies of orders placed by WeServeHomes customers, and licenses for the use of certain service marks.

         ServiceMaster Site Service. ServiceMaster Site Service, a division of Business & Industry Management Services, expanded its operations in several markets, including retail chain stores, outpatient healthcare centers, telecommunications and self-service storage centers. It currently has over 10,000 sites under management. Customers of ServiceMaster Site Service typically have multiple locations throughout a large geographic area and require centralized ordering, dispatching and reporting of maintenance and repair services. ServiceMaster Site Service leverages the capabilities of the ServiceMaster enterprise to manage the maintenance and repair of customer facilities, providing a single toll-free number to a national operations center in Memphis, Tennessee where individual customer locations may order services.


Other Businesses

         ServiceMaster Employer Services. ServiceMaster Employer Services is one of the nation's larger professional employer organizations. It provides more than 704 clients, leasing approximately 11,186 employees, with administrative processing of payroll, workers compensation insurance, health insurance, unemployment insurance, and other employee benefits.

          International Operations. ServiceMaster provides services in international markets either through licensing arrangements with local entities or ownership of foreign operating companies acquired by ServiceMaster. Except as noted below, the TruGreen, Terminix, Home Maintenance and Improvement and ServiceMaster Management Services Groups are responsible for overseeing these activities.

          ServiceMaster manages the following European pest control companies, all of which are subsidiaries of TMX-Europe B.V., a wholly-owned subsidiary of ServiceMaster: Terminix Ltd., a leading pest control and wood preservation company in the United Kingdom and Ireland; Terminix B.V. and Riwa B.V., each a leading pest control company in the Netherlands and Belgium; Anticimex Development A.B., a holding company for the leading pest control company in Sweden and which also operates in Norway; and Terminix GmbH & Co. KG, a holding company for a group of pest control companies in Germany.


Intellectual Property; Franchises

         ServiceMaster holds various service marks, trademarks, trade names, patents, and copyrights, none of which, other than certain service marks and trademarks, is considered by ServiceMaster to be material to its financial condition and results of operations. ServiceMaster's service marks and trademarks are important for all elements of ServiceMaster's business, although these marks are particularly important in the advertising and franchising activities conducted by the TruGreen, Terminix, and Home Maintenance and Improvement Groups. These marks are registered in over 95 countries and the U.S. and are renewed at each registration expiration date. ServiceMaster also owns certain trade secrets including training manuals, pricing models, customer information, and software source code.

         Franchises are important for the TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec, and Furniture Medic businesses.
Nevertheless, revenues and profits derived from franchise-related activities constitute less than 2% of the revenue and profits of the consolidated ServiceMaster enterprise. Franchise agreements made in the course of these businesses are generally for a term of five years. Most of ServiceMaster's franchise agreements which expire in any given year are renewed.


Dispositions

         ServiceMaster Diversified Health Services. In September 2000, ServiceMaster sold substantially all of the operations of ServiceMaster Diversified Health Services, which provides management services to freestanding, hospital-based and government-owned nursing homes, skilled nursing facilities, and assisted living facilities, to a company owned and operated by a group of former senior managers of ServiceMaster Diversified Health Services. ServiceMaster retained its ownership interest in five assisted living facilities; however, the new owners of the Diversified Health Services business will operate these facilities. This sale is consistent with ServiceMaster's previously announced strategy to reduce its operational involvement in the long-term care industry.

         TruGreen Interior Plantcare. In September 2000, TruGreen sold the operations of its interior plantcare division. The transaction did not materially impact ServiceMaster's operating results for the year. This sale represents ServiceMaster's continued focus on the growth and investment in its core business.


Other Activities

         Shared Services. Shared Services coordinates administration of payroll, benefits, risk management, and the administration of travel services for
ServiceMaster's internal operations. In addition, Shared Services manages the sale and distribution of products including technical development and assistance, financing for customers and affiliates, and sales and support for international affiliates.

         Supporting Departments. ServiceMaster has various departments responsible for technical, engineering, management information, planning and market services, and product and process development activities. Various administrative support departments provide personnel, public relations, administrative, education, accounting, financial, information technology, and legal services.

         Manufacturing Division. ServiceMaster's manufacturing division formulates, combines, and distributes supplies, products, and equipment used internally in providing management services to customers and which are sold to licensees for use in the operation of their businesses. The customer bases consists of 69% internal management services customers, 27% distributors who in turn sell to licensees, and 4% international and other customers. ServiceMaster has a small share of the market for the manufacture and distribution of cleaning equipment, chemicals, and supplies. The manufacturing division offers about 4,000 products in its product line, and employs 75 people.


Industry Position, Competition and Customers

         We base the following information on estimates, which cannot be verified, made by our management. In considering ServiceMaster's industry and competitive positions, you should recognize that ServiceMaster competes with many other companies in the sale of its services, franchises, and products and that some of these competitors are larger or have greater financial and marketing strength than ServiceMaster.

         In the TruGreen, Terminix, and Home Maintenance and Improvement Groups, we employ the following principal methods of competition: name recognition, price, assurance of customer satisfaction, and a history of providing quality services to homeowners. In the ServiceMaster Management Services Group, we employ the following principal methods of competition: quality of service, price, and experience in providing management services. In the ServiceMaster Employer Services business, we employ the following principal methods of competition: name recognition, assurance of customer satisfaction, and financial strength.

         The TruGreen, Terminix, and Home Maintenance and Improvement Groups provide a variety of residential and commercial services under their respective brands on the basis of their and ServiceMaster's reputation, the strength of their service marks, their size and financial capability, and their training and technical support services.

TruGreen Group

         Lawn Care Services. TruGreen ChemLawn, both directly and through independently owned franchisees, provides lawn care services to residential and commercial customers. Competition within the lawn care market is strong, coming mainly from local, independently-owned firms and from homeowners who care for their lawns personally. TruGreen ChemLawn is the leading national lawn care company within the lawn care market.

         Lawn care services are regulated by law in most of the states in which TruGreen ChemLawn operates. These laws require licensing which requires a showing of technical competence and adequate bonding and insurance. Pesticide products used in the lawn care industry are regulated primarily at the federal level under the Federal Insecticide, Fungicide and Rodenticide Act, though there is also limited state regulation. There are also many telemarketing laws that regulate the sales practices of TruGreen ChemLawn. These laws, together with a variety of state and local laws and regulations, may limit or prohibit the sale of services and the use of certain pesticides, thereby possibly adversely affecting the business of TruGreen ChemLawn.

         Landscaping and Tree Services. TruGreen LandCare provides landscaping installation, landscape maintenance, nursery and tree care services to commercial and residential customers. Competition in the landscape and tree care service industry is strong. Most competitors of TruGreen LandCare's landscape and tree care services are small, owner-operated companies operating in a limited geographic market, but there are a few large companies operating in multiple markets.
Competition in the power line brush and tree clearing market is characterized by a small number of large companies. Many of TruGreen LandCare's commercial accounts, particularly in landscape construction and power line clearing, are large contracts which can adversely affect the business if canceled.


Terminix Group

         Termite and Pest Control Services. The market for termite and pest control services to commercial and residential customers includes many competitors. Terminix is the leading national termite and pest control company within this market. Competition within the termite and pest control market is strong, coming mainly from regional and local, independently-owned firms throughout the United States, from homeowners who treat their termite and pest control problems personally and from one other large company which operates on a national basis.

         Termite and pest control services are regulated by law in most of the states in which Terminix operates. These laws require licensing which requires a showing of technical competence and adequate bonding and insurance. The laws also regulate the manner in which Terminix conducts and documents its pesticide applications. The pest management industry is regulated at the federal level under the Federal Insecticide, Fungicide and Rodenticide Act, and pesticide applicators (such as Terminix) are regulated under the Federal Environmental Pesticide Control Act of 1972. These local, state and federal laws and related regulations may adversely affect the use of certain pesticides and the business of Terminix.

Home Maintenance and Improvement Group

         Heating, Ventilation and Air Conditioning Services. Competition in the market for heating, ventilation and air conditioning services is strong in both the residential and commercial sectors. American Residential Services believes that its share of the total potential market for such services is small and that there is significant potential for future expansion and penetration. Many states in which American Residential Services provides heating, ventilation, and air conditioning services regulate these services. The level of regulation and licensing varies from state to state.

         Plumbing and Drain Cleaning Services. Competition in the market for plumbing and drain cleaning services is strong in both the residential and commercial sectors. Rescue Rooter believes that its share of the total potential market for such services is small and that there is significant potential for future expansion and penetration. Plumbing is regulated by most states in which Rescue Rooter operates. The level of licensing varies from state to state. There are no state or federal guidelines regulating drain cleaning services.

         Home Systems and Appliance Warranty Contracts. Competition in the market for home systems and appliance warranty contracts is strong, coming mainly from regional competitors in the real estate distribution channel, marketed and sold through real estate professionals in connection with an underlying residential real estate transaction. Some competition also derives from insurance affiliated entities in the consumer segment. ServiceMaster believes that American Home Shield maintains a favorable position in its industry due to the system developed and used by American Home Shield for accepting, dispatching, and fulfilling service calls from homeowners through a nationwide network of independent contractors. American Home Shield also has a computerized information system developed and owned by American Home Shield, and an electronic digital voice communication system through which American Home Shield handles requests for service. Many states in which American Home Shield provides home systems and appliance warranty contracts regulate these services.

         Residential and Commercial Cleaning Services. Competition in the market for domestic house cleaning services is very strong. In urban areas, the market involves numerous local companies and a few national companies. ServiceMaster believes that its share of the total potential market for such services is small and that there is significant potential for further expansion of its
housecleaning   business  through  continued   internal  expansion  and  greater
penetration of the housecleaning market. Through company-owned branches and franchisees, ServiceMaster Clean and Merry Maids have a small share of the market for the cleaning of residential and commercial buildings. There are no state or federal guidelines regulating residential and commercial cleaning services.

         Home Inspection Services. Competition within the home inspection market is strong, coming mainly from regional and local, independently-owned firms. The level of regulation and licensing varies from state to state. The home inspection industry is unregulated at the federal level.

         Furniture Repair Services. Competition in the market for furniture repair services is strong, coming mainly from independent contractors. ServiceMaster believes that Furniture Medic maintains a favorable position in its industry due to its on-site delivery of services and its patented, environmentally sensitive procedure for repairing furniture in the customer's home. There are no state or federal guidelines regulating furniture repair services.


ServiceMaster Management Services Group

         Health Care. Within the market consisting of general healthcare facilities having 50 or more beds, ServiceMaster is a leading supplier of plant operations and maintenance, housekeeping, clinical equipment maintenance, and laundry and linen management services. The majority of healthcare facilities within this market not currently served by ServiceMaster assume direct responsibility for managing their own non-medical support functions. There are no state or federal guidelines regulating the services rendered by ServiceMaster Management Services in the healthcare market.

         ServiceMaster believes that its management services for healthcare facilities may expand by the addition of facilities not presently served, by initiating additional services at facilities which use only a portion of the services now offered, by the development of new services, and by growth in the size of facilities served. At the same time, industry consolidation, changes in use and methods of healthcare delivery, and payment for services (including in particular changes in Medicare reimbursement regulations) continue to affect the healthcare environment.

         Education. ServiceMaster is a leading provider to the education market of maintenance, custodial, and grounds services. The facilities which comprise the education market served by ServiceMaster include primary schools, secondary schools and school districts, private specialty schools, and colleges and universities. ServiceMaster believes there is potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to outsource more of their service requirements. However, a majority of the educational facilities continue to assume direct responsibility for managing their support functions. There are no state or federal guidelines regulating the services rendered by ServiceMaster Management Services in the education market.

         Business and Industry. ServiceMaster is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers in selected markets. ServiceMaster believes that there is potential for expansion in those business and industrial markets which ServiceMaster has elected to emphasize due to ServiceMaster's low current penetration of those markets, the trend of businesses to outsource more of their service requirements and the trend of governmental units to privatize parts of their operations. The emphasized markets include the food processing, transportation, healthcare products, and automotive markets. There are no state or federal guidelines regulating the services rendered by ServiceMaster Management Services in the business and industry market.


Major Customers

         ServiceMaster has no single customer that accounts for more than 10% of its operating revenue. No part of ServiceMaster's business is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on ServiceMaster's financial condition or results of operation. Revenues from governmental sources are immaterial.


Employees

         On December 31, 2000, ServiceMaster had a total of approximately 72,000 employees.

         ServiceMaster provides its employees with annual vacation, medical, hospital and life insurance benefits and the right to participate in additional benefit plans which are described in the Notes to Financial Statements included in ServiceMaster's Annual Report to Shareholders for the year ended December 31, 2000.


Item 2.  Properties

ServiceMaster and ServiceMaster Management Services Group

         Chicago Area. The headquarters campus of ServiceMaster, which also serves as headquarters for the ServiceMaster Management Services Group and WeServeHomes.com, is owned by ServiceMaster and is located on a seventeen-acre tract at One ServiceMaster Way, Downers Grove, Illinois. The campus contains two office buildings. The headquarters building contains approximately 118,900 square feet of office space, 2,100 square feet of laboratory space, and space for food service demonstrations, dining facilities, and the Kenneth and Norma Wessner Training Center. ServiceMaster leases approximately half the space (50,000 square feet) in the second building to a commercial tenant, with the balance of the space utilized by ServiceMaster and WeServeHomes personnel. In addition to the headquarters campus, ServiceMaster owns a 50,000 square foot warehouse and distribution facility near Aurora, Illinois. We believe that these office and warehouse facilities are suitable and adequate to support ServiceMaster's current needs for administrative and warehouse space in the Chicago area.

         Cairo, Illinois. ServiceMaster owns five properties in Cairo, Illinois:
(1) a 36,000 square foot, three-story building used for manufacturing and warehousing equipment, supplies and products used in the business; (2) a 30,000 square foot warehouse and package facility; (3) a 43,000 square foot three-story warehouse and manufacturing building; (4) a 2,500 square foot building used for a machine shop; and (5) a 6,000 square foot warehouse facility. ServiceMaster also leases one warehouse property with 14,000 square feet in Cairo, Illinois. We believe that these manufacturing and warehouse facilities are suitable and adequate to support the current needs of ServiceMaster.

TruGreen, Terminix, and Home Maintenance and Improvement Groups

         Memphis, Tennessee. The headquarters for TruGreen ChemLawn, TruGreen LandCare, Terminix, American Home Shield, AmeriSpec, American Residential Services, Rescue Rooter, and American Mechanical Services are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, Merry Maids, and Furniture Medic are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. Besides these two headquarters facilities in Memphis, ServiceMaster leases space for a call center located at 6399 Shelby View Drive, Memphis, Tennessee. The call center contains approximately 60,000 square feet of office space from which telephone sales, scheduling services, and other business functions are conducted. We believe that these headquarters and call center facilities are suitable and adequate to support the current office needs of the TruGreen, Terminix, and Home Maintenance and Improvement Groups in the Memphis area.

         The operating companies within these three groups own and lease a variety of facilities throughout the United States for branch operations and for office, storage, call center, and data processing space. The following chart identifies for each operating company the number of owned facilities, the number of leased facilities, and the number of states represented by those owned and leased facilities. We believe that these facilities, when added to the headquarters  and call center  facilities,  are suitable and adequate to
support the  current  needs  of  the  TruGreen,   Terminix,  and  Home
Maintenance  and Improvement Groups.


Operating                             Owned            Leased           No. of
Company                          Facilities        Facilities           States
--------------                   ----------        ----------           ------

TruGreen ChemLawn                         9               271               43
TruGreen LandCare                         1               177               28
Terminix                                 27               390               41
American Residential Services             6                58               23
Rescue Rooter                             3                17               10
American Mechanical Services              1                15                7
American Home Shield                      1                11                7
ServiceMaster Clean                       0                 5                5
Merry Maids                               0                44               21
Furniture Medic                           0                 0                0


ServiceMaster Employer Services

         The headquarters for ServiceMaster Employer Services and Certified Systems, Inc., the principal subsidiary of ServiceMaster Employer Services, are located at 3218 Highway 67, Mesquite, Texas. ServiceMaster Employer Services leases other administrative facilities in Little Rock, Arkansas, and Memphis, Tennessee. We believe that these office facilities are suitable and adequate to support the current needs of ServiceMaster Employer Services.


Item 3.  Legal Proceedings

         In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial, administrative and regulatory proceedings which involve both private parties and governmental authorities. As of March 1, 2001, these proceedings included general and commercial liability actions and a small number of environmental proceedings.

         Ray D. Martin V. ServiceMaster. In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster Management Services, filed a lawsuit in the State Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J). The complaint, as originally filed, contended that ServiceMaster had not paid Mr. Martin the full amount of commission due to him on a sale in which he was involved. In the course of the pre-trial proceedings, the trial court entered a default judgment against ServiceMaster, thereby leaving only the question of damages to be considered at the trial. At trial in September 1999, a jury awarded the plaintiff compensatory damages and fees of approximately $1 million and punitive damages of $135 million. In October 1999, ServiceMaster filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. On June 1, 2000 the trial court entered a new judgment in the amount of $461,440 in compensatory damages and $45 million in punitive damages, as well as amounts for attorneys fees and interest. ServiceMaster filed a notice of appeal that same day. On June 13, 2000, Mr. Martin filed a notice of cross-appeal. The appeal will be fully briefed by early spring 2001. ServiceMaster believes that the award of $45 million in punitive damages is not supported by the facts of the case or by applicable state law and that the judgment will be reversed by the court of appeals. Under Georgia law, a judgment accrues interest at the rate of 12% per annum. ServiceMaster continues to be unable reasonably to estimate the ultimate outcome of this case, and accordingly, minimal expense has been recorded. If the existing judgment is sustained, or if the original judgment is reinstated (which is not anticipated by ServiceMaster), then it would be likely that ServiceMaster's results of operations for a particular year may be materially adversely affected. However, ServiceMaster believes, based on advice from legal counsel, that the ultimate outcome of this litigation is not expected to have a material adverse effect on ServiceMaster's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year covered by this report, we submitted no matters to a vote of security holders.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Except for the information set forth in the second and third sentences of this Item 5, the portions of our Annual Report to Shareholders for 2000 under the captions "Statements of Shareholders' Equity" (pages 60-61) and "Cash Dividends Per Share" and "Price Per Share" in the Quarterly Operating Results table (pages 80-81) supply the information required by this item, and these portions are incorporated by reference. Our common stock is listed and traded on the New York Stock Exchange under the symbol "SVM". At March 7, 2001, our common stock was held of record by approximately 59,500 persons. We estimate that approximately 42,000 persons held shares of our common stock in the names of nominees.


Item 6.  Selected Financial Data

         The portion of the our Annual Report to Shareholders for 2000 in the Financial Statements section under the caption "Eleven Year Financial Summary" on pages 50-51 supplies the information required by this item, and that portion is incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's discussion and analysis of financial condition and results of operations for the three years ended December 31, 2000, is contained in the Management Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report to Shareholders for 2000 on pages 39-49 and is incorporated by reference.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         ServiceMaster is exposed to market risk from changes in interest rates. However, ServiceMaster generally maintains the majority of its debt at fixed rates (over 85% at December 31, 2000 after considering swap agreements), and therefore its exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements of ServiceMaster as a whole. ServiceMaster has from time to time, entered into interest rate swap or similar arrangements to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. Further disclosure is included in the Long-Term Debt note in the Financial Statements of our Annual Report to Shareholders for 2000 on pages 73-74 and is incorporated by reference.


Item 8.  Financial Statements and Supplementary Data

         The consolidated statements of financial position of ServiceMaster as of December 31, 2000 and 1999, and the consolidated statements of income, cash flows, and shareholders' equity for the years ended December 31, 2000, 1999, and 1998 and notes to the consolidated financial statements are contained in the Management Discussion and Analysis of Financial Condition and Results of
Operations and the Financial Statements sections of our Annual Report to Shareholders for 2000 on pages 52-81 and are incorporated by reference. The report of Arthur Andersen LLP thereon dated January 23, 2001, and the summary of significant accounting policies are contained in the Financial Statements and Management Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report to Shareholders for 2000 on pages 52-55 and are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


Directors

         The information contained under the heading "Election of Directors" in the proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference.


Senior Management Advisers

         Our Bylaws provide that our Board of Directors may appoint officers of ServiceMaster or a subsidiary and other persons having a special relationship to ServiceMaster to serve as Senior Management Advisers. Senior Management Advisers attend the meetings of the Board and advise the Board but do not have the power to vote. The Board has determined that providing officers the opportunity to advise and interact with the Board is in the best interest of ServiceMaster as well as the individual officers. The Senior Management Advisers receive no additional compensation for these services.

         Our Board appointed the persons listed below as Senior Management Advisers effective as of the 2000 annual meeting of the Board to serve until the annual meeting of the Board in 2001 or until otherwise determined by the Board.

         Robert D. Erickson, age 57, is an Executive Vice President. Mr. Erickson was a director of ServiceMaster from May 1987 to May 1993. He previously served as a director of ServiceMaster from May 1981 to June 1984. He served as the President and Chief Operating Officer of ServiceMaster's International business unit from October 1993 to December 1997.

         Jim L. Kaput, age 40, is Senior Vice President and General Counsel of ServiceMaster. From June 1994 until he joined ServiceMaster in April 2000, Mr. Kaput was a partner at the law firm of Sidley & Austin in Chicago, Illinois.

         Donald K. Karnes, age 50, is President of TruGreen Group. He served as Group President of ServiceMaster Consumer and Commercial Services from January 1996 to December 2000.

         Robert F. Keith, age 44, is Group President of ServiceMaster Management Services. He served as President and Chief Operating Officer, ServiceMaster Management Services from January 1997 to October 1998, and President and Chief Operating Officer, ServiceMaster Consumer Services from July 1994 to December 1996.

         Ernest J. Mrozek, age 47, is President of ServiceMaster Consumer and Commercial Services. He served as President and Chief Operating Officer, ServiceMaster Consumer Services from January 1997 to October 1998, and Senior Vice President and Chief Financial Officer of ServiceMaster from January 1995 to December 1996.

         Steven C. Preston, age 40, has served as Executive Vice President and Chief Financial Officer since July 1, 1998. He served as Senior Vice President and Chief Financial Officer from April 1997 through June 1998. From August 1993 to March 1997, he was Senior Vice President and Corporate Treasurer for First Data Corporation, Atlanta, Georgia.

          Phillip B. Rooney, age 56, is President of Management Services Group. He served as President of Business Services Group, from April 2000 to December 2000. From April 1997 to April 2000 he served as Vice Chairman.
From May 1996 to February 1997 he was President and Chief Executive Officer of Waste Management, Inc.,

Oakbrook, Illinois. Mr. Rooney is a director of Van Kampen Fund, Oak Brook, Illinois, an investment management company and Illinois Tool Works, Inc., Glenview, Illinois, a diversified manufacturing company.

         David M. Slott, age 42, is Chief Operating Officer of TruGreen Group. He served as President and Chief Operating Officer of TruGreen from January 1996 to December 2000.

          Richard W. Williams, age 51, is President of Education Management Services. He served as Executive Vice President of Education Management Services from January 1994 to April 1996.


Executive Officers of ServiceMaster

         The following table shows (i) the names and ages (as of March 1, 2001) of our executive officers; (ii) all positions presently held by each officer; and (iii) the year each person became an officer. Each person has served as an officer continuously since the year shown. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was or is to be selected as an officer.


                                                                                                       First Became
 Name                      Age      Present Positions                                                    An Officer
------------------        -----     ----------------------------                                       ------------

C. William Pollard         62       Chairman and Director                                                      1977

Jonathan P. Ward           46       President, Chief Executive Officer, and Director                           2001

Carlos H. Cantu            67       Senior Chairman and Director                                               1986

Robert D. Erickson         57       Executive Vice President and a Senior Management Adviser                   1976

Jim L. Kaput               40       Senior Vice President, General Counsel, and a Senior                       2000
                                    Management Adviser

Donald K. Karnes           50       President, TruGreen Group, and a Senior Management Adviser                 1992

Robert F. Keith            44       Group President, Management Services, and                                  1986
                                    a Senior Management Adviser

Ernest J. Mrozek           47       President, Consumer and Commercial Services, and a                         1987
                                    Senior Management Adviser

Steven C. Preston          40       Executive Vice President and Chief Financial Officer, and                  1997
                                    a Senior Management Adviser

Phillip B. Rooney          56       President, Management Services Group, and a Senior Management              1997
                                    Adviser

David M. Slott             42       Chief Operating Officer, TruGreen Group, and a Senior                      1990
                                    Management Adviser

Richard W. Williams        51       President, Education Management Services, and a Senior                     1982
                                    Management Adviser

David P. Aldridge          41       Senior Vice President                                                      1990

Patrick E. Moroney         47       Senior Vice President and Chief Information Officer                        2000


Deborah A. O'Connor        38       Senior Vice President and Controller                                       1993

Eric R. Zarnikow           41       Senior Vice President and Treasurer                                        1994


          Messrs. Pollard, Ward, and Cantu are also directors of ServiceMaster. For biographical information with respect to these persons, see "Election of Directors" in the proxy statement for our 2001 Annual Meeting of Shareholders. Messrs. Erickson, Kaput, Karnes, Keith, Mrozek, Preston, Rooney, Slott, and Williams are Senior Management Advisers. See page 15 for biographical information with respect to these persons.

         David P. Aldridge, age 41, has served as Senior Vice President, People, since April 2000. He served as Vice President, Service Solutions Development, from October 1997 to March 2000. Prior to 1997 he served as Vice President of Integrated Services.

         Patrick E. Moroney, age 47, has served as Senior Vice President and Chief Information Officer since July 2000. He served Monsanto Corporation in Chicago, Illinois, as Chief Information Officer from March 1997 to July 2000 and as Director of Information Technology during 1995 and 1996.

         Deborah A. O'Connor, age 38, has served as Senior Vice President and Controller since December 1999. She served as Vice President and Controller from January 1993 until December 1999.

         Eric R. Zarnikow, age 41, has served as Senior Vice President and Treasurer since December 1999. He served as Vice President and Treasurer from May 1994 until December 1999.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The information contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference.


Item 11.  Executive Compensation

         The information contained under the headings "Compensation of Directors", "Executive Compensation", and "Certain Transactions-Employment of Jonathan P. Ward" in the proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information contained under the heading "Ownership of our Common Stock" in the proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

         The information contained under the heading "Certain Transactions" in the proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)      Financial Statements, Schedules, and Exhibits.


         1.  Financial Statements

                  The documents shown below are contained in the Financial Statements and Management Discussion and Analysis section of our Annual Report to Shareholders for 2000 on pages 52-81 and are incorporated by reference:

                           Summary of Significant Accounting Policies

                           Report of Independent Public Accountants

                           Consolidated Statements of Income for the three years ended December 31, 2000, 1999 and 1998

                           Consolidated Statements of Financial Position as of December 31, 2000 and 1999

                           Consolidated Statements of Cash Flows for the three years ended December 31, 2000, 1999 and 1998

                           Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2000, 1999, and 1998.

                           Notes to the Consolidated Financial Statements


         2.  Financial Statements Schedules

                  Schedule IV--Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related
                  Parties:

                           None

                  Included in Part IV of this Report:

                           Schedule II--Valuation and Qualifying Accounts

                           Report of Independent Public Accountants on Schedules

                           Exhibit 23--Consent of Independent Public Accountants

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

         3.  Exhibits

                  The exhibits filed with this report are listed on pages 24-26 (the "Exhibits Index"). Certain entries in the Exhibits Index are management contracts or compensatory plans in which a director or any of our named executive officers does or may participate. Such entries are indicated by an asterisk next to the exhibit's number. Reference is made to the Exhibits Index for the filing with the Commission that contains such contract or plan.


(b)      Reports on Form 8-K filed during the last quarter of 2000.

                  None

                                   SCHEDULE II

                            THE SERVICEMASTER COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                        Additions       Deductions
                                                                        ---------       ----------
                                                       Balance at       Charged to     Write-offs of    Balance at
                                                      Beginning of      Costs and      Uncollectible      end of
Description                                             Period          Expenses        Accounts         Period
AS OF DECEMBER 31, 2000:
Allowance for doubtful accounts --

Accounts receivable (current)                           $37,203          40,926           42,375       $35,754
                                                        -------          ------           ------       -------
Notes receivable (current)                               $1,808             889              481        $2,216
                                                         ------             ---              ---        ------
AS OF DECEMBER 31, 1999:
Allowance for doubtful accounts --

Accounts receivable (current)                           $34,153          28,797           25,747       $37,203
                                                        -------          ------           ------       -------

Notes receivable (current)                               $4,835             688            3,715        $1,808
                                                         ------            ----            -----        ------
AS OF DECEMBER 31, 1998:
Allowance for doubtful accounts --
Accounts receivable (current)                           $27,544          25,998           19,389       $34,153
                                                        -------          ------           ------       -------
Notes receivable (current)                              $ 4,677             686              528        $4,835
                                                        -------             ---              ---        ------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of The ServiceMaster Company:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in The ServiceMaster Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules included in Part IV in the Form 10-K are the responsibility of ServiceMaster's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                      Arthur Andersen LLP
Chicago, Illinois
January 23, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE SERVICEMASTER COMPANY
                                      Registrant


Date: March 16, 2001                  By   /s/ JONATHAN P. WARD
                                           ------------------------
                                           Jonathan P. Ward
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                  Title                                  Date

/s/ C. WILLIAM POLLARD        Chairman and Director               March 16, 2001
---------------------------
   C. William Pollard



/s/ JONATHAN P. WARD          President, Chief Executive          March 16, 2001
---------------------------   Officer and Director
   Jonathan P. Ward



/s/ CARLOS H. CANTU           Senior Chairman and Director        March 16, 2001
---------------------------
   Carlos H. Cantu



/s/ STEVEN C. PRESTON         Executive Vice President and        March 16, 2001
----------------------        Chief Financial Officer (Principal
   Steven C. Preston          Financial Officer and Principal
                              Accounting Officer)




/s/ PAUL W. BEREZNY, JR.      Director                            March 16, 2001
---------------------------
   Paul W. Berezny, Jr.



/s/ BRIAN GRIFFITHS           Director                            March 16, 2001
---------------------------
   Brian Griffiths

/s/ SIDNEY E. HARRIS          Director                            March 16, 2001
---------------------------
   Sidney E. Harris



/s/ GLENDA A. HATCHETT        Director                            March 16, 2001
---------------------------
   Glenda A. Hatchett



/s/ HERBERT P. HESS           Director                            March 16, 2001
---------------------------
   Herbert P. Hess



/s/ MICHELE M. HUNT           Director                            March 16, 2001
---------------------------
   Michele M. Hunt



/s/ GUNTHER H. KNOEDLER       Director                            March 16, 2001
-----------------------
   Gunther H. Knoedler



/s/ JAMES D. McLENNAN         Director                            March 16, 2001
----------------------
   James D. McLennan



/s/ VINCENT C. NELSON         Director                            March 16, 2001
----------------------
   Vincent C. Nelson



/s/ DALLEN W. PETERSON        Director                            March 16, 2001
-----------------------
   Dallen W. Peterson



/s/ DONALD G. SODERQUIST      Director                            March 16, 2001
------------------------
   Donald G. Soderquist



/s/ CHARLES W. STAIR          Director                            March 16, 2001
-----------------------
   Charles W. Stair



/s/ DAVID K. WESSNER          Director                            March 16, 2001
-----------------------
   David K. Wessner

                                 Exhibits Index

Exh.
No.                        Description of Exhibit
----   -------------------------------------------------------------------

3(i) Amended and Restated  Certificate  of  Incorporation  of The  ServiceMaster
     Company, a Delaware corporation, as filed with the Secretary of State, State of Delaware, on November 6, 1997 is incorporated by reference to
     Exhibit 1 to the Current Report on Form 8-K, No. 2 dated February 26, 1998 (File No. 1-4762) (the "1998 8-K, No. 2").

3(ii)Bylaws of The ServiceMaster Company as amended through September 29, 2000 are incorporated by reference to Exhibit 1.4 to Amendment No. 1 to Form 8-A/A dated October 6, 2000 (File No. 1-14762).

4.1 Shareholder Rights Agreement between The ServiceMaster Company and the Harris Trust and Savings Bank as adopted on December 12,1997 is incorporated by reference to Exhibit 3 to the 1998 8-K, No.2.

4.2 Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, is incorporated by reference to Exhibit 4 to the 1998 8-K, No. 2.

4.3 Indenture dated as of August 15, 1997 between The ServiceMaster Company and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-32167) (the "1997 S-3").

4.4 First Supplemental Indenture dated as of August 15, 1997 between The ServiceMaster Company and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14762) (the "1997 10-K").

4.5 Second Supplemental Indenture dated as of January 1, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 2 to the Current Report on Form 8-K, No. 1 dated February 26, 1998 (File No. 1-14762).

4.6 Third Supplemental Indenture dated as of March 2, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, No. 3 dated February 27, 1998 (File No. 1-14762) (the "1998 8-K, No. 3").

4.7 Fourth Supplemental Indenture dated as of August 10, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 3 to the Current Report on Form 8-K dated August 16, 1999 (File No. 1-14762) (the "1999 8-K").

4.8 Indenture dated as of November 18, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-3 (File No. 333-91381) (the "1999 S-3").

4.9 First Supplemental Indenture dated as of April 4, 2000 between The ServiceMaster Company and Harris Trust and Savings Bank as trustee is incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q dated May 15, 2000 (File No. 1-14762) (the "2000 10-Q").

4.10 Forms of 6.95% Note due August 14, 2007 and 7.45% Note due August 14, 2027 are incorporated by reference to Exhibit 4.2 to the 1997 S-3.

4.11 Form of 7.10%  Note due  March 1,  2018 is  incorporated  by  reference  to
     Exhibit 4.1 the 1998 8-K, No. 3.

4.12 Form of 7.25%  Note due  March 1,  2038 is  incorporated  by  reference  to
     Exhibit 4.2 to the 1998 8-K, No. 3.

4.13 Form of 7.875% Note due August 15, 2009 is  incorporated  by  reference  to
     Exhibit 4 to the 1999 8-K.

4.14 Form of 7.875% Note due August 15, 2009 is  incorporated  by  reference  to
     Exhibit 5 to the 1999 8-K.

4.15 Form of 8.45%  Note due April 15,  2005 is  incorporated  by  reference  to
     Exhibit 4.1 to the 2000 10-Q.

4.16 $750,000,000 Credit Agreement among The ServiceMaster Company Limited Partnership, the First National Bank of Chicago and Morgan Guaranty Trust Company dated as of April 1, 1997, is incorporated by reference to Exhibit 10.2 to the 1997 10-K.

10.1*Senior  Executive  Ownership  Election  Plan as  approved  by the  Board of
     Directors on December 10, 1999 is incorporated by reference to Exhibit 10.5 to the 1999 10-K.

10.2*    Form of Directors  Deferred Fees Plan is  incorporated  by reference to
         Exhibit 10.18 to the ServiceMaster Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-09378) (the "1990 10-K").

10.3*Form of Directors  Deferred Fees Agreement is  incorporated by reference to
     Exhibit 10.19 of the 1990 10-K.

10.4*Form of Deferred  Fees Plan Trust is  incorporated  by reference to Exhibit
     10.20 of the 1990 10-K.

10.5* 10-Plus Plan as amended September 3, 1991 is incorporated by reference to Exhibit 10.21 to the ServiceMaster Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-09378) (the "1991 10-K").

10.6*Form of Option Agreement for the 10-Plus Plan as amended September 3, 1991 is incorporated by reference to Exhibit 10.22 to the 1991 10-K.

10.7* 1994 Non-Employee Directors Share Option Plan is incorporated by reference to Exhibit 4.2 to the ServiceMaster Limited Partnership Registration Statement on Form S-8 (File No. 33-55761) (the "1994 S-8").

10.8* Form of Option Agreement for the 1994 Non-Employee Director Share Option Plan is incorporated by reference to Exhibit 4.3 to the 1994 S-8.

10.9* 1997 Share Option Plan is incorporated by reference to Exhibit 10.28 to the ServiceMaster Limited Partnership Annual Report on Form 10-K for the year ended December 31,1996 (File No. 1-09378) (the "1996 10-K").

10.10* Form of Option Agreement for the 1997 Share Option Plan is incorporated by reference to Exhibit 10.29 to the 1996 10-K.

10.11* 1998 Equity Incentive Plan is incorporated by reference to Exhibit 10.15 to the 1997 10-K.

10.12*   Form  of  Option   Agreement  for  the  1998  Equity   Incentive   Plan
         (Non-Qualifying  Stock Options) is incorporated by reference to Exhibit
         10.20 to the 1997 10-K.

10.13* Form of Option Agreement for the 1998 Equity Incentive Plan (Incentive Stock Options) is incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.14* 1998 Non-Employee Directors Discounted Stock Option Plan is incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.15* 1998 Long-Term  Performance  Award Plan is  incorporated  by reference to
       Exhibit 10.22 to the 1997 10-K.

10.16* 2000 Equity Incentive Plan is incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-42680) (the "2000 S-8").

10.17*   Form of Option Agreement for the 2000 Equity Incentive Plan.

10.18* 2001 Long-Term  Performance  Award Plan is  incorporated  by reference to
     Exhibit B to the Proxy Statement dated March 24, 2000 (File No. 1-14762).

10.19*   Employment Agreement of Jonathan P. Ward dated as of January 9, 2001.

10.20*   Stock Option Agreement of Jonathan P. Ward dated as of January 9, 2001.

10.21*   WeServeHomes.com 2000 Stock Option/Stock Issuance Plan.

10.22* Form of  Stock  Option  Agreement  for the  WeServeHomes.com  2000  Stock
     Option/Stock Issuance Plan.

10.23* Form of Stock  Purchase  Agreement  for the  WeServeHomes.com  2000 Stock
     Option/Stock Issuance Plan.

11 Exhibit regarding detail of income per share computation for each of the three years ended December 31, 2000, 1999 and 1998 is incorporated by reference to the footnote on page 57 of the 2000 Annual Report (defined in Exhibit 13).

13 Annual Report to Shareholders for the year ended December 31, 2000 (the "2000 Annual Report"). The parts of the 2000 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 2000 Annual Report are furnished for the information of the Commission and are not filed with this report.

21       Subsidiaries of ServiceMaster.

23       Consent of Arthur Andersen LLP.