Form 10-Q
period 2001-03-31
SERVICEMASTER CO
filed 2001-05-15
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                     -------
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                 --------------

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
                                      ------    ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock: 299,606,000 shares of common stock on May 8, 2001.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             No.

THE SERVICEMASTER COMPANY (Registrant) -


Part I.  Financial Information

Consolidated Statements of Income for the three
 months ended March 31, 2001 and March 31, 2000                                2

Consolidated Statements of Financial Position
   as of March 31, 2001 and December 31, 2000                                  3

Consolidated Statements of Cash Flows for the three months
   ended March 31, 2001 and March 31, 2000                                     4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
   and Results of Operations                                                   8


Part II.  Other Information

Item 1:  Legal Proceedings                                                    12

Item 2:  Changes in Securities and Use of Proceeds                            12

Item 5: Other Information                                                     13

Item 6:  Exhibits and Reports on Form 8-K                                     14

Signature

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                           Three Months Ended
                                                                                March 31,
                                                                         2001           2000
                                                                   --------------  -------------
OPERATING REVENUE .................................................  $ 1,329,662    $ 1,340,884

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold .......................    1,071,620      1,084,816
Selling and administrative expenses ...............................      188,901        169,196
                                                                     -----------    -----------
Total operating costs and expenses ................................    1,260,521      1,254,012
                                                                     -----------    -----------

OPERATING INCOME ..................................................       69,141         86,872

NON-OPERATING  EXPENSE (INCOME):
Interest expense ..................................................       34,574         31,865
Interest and investment income ....................................       (3,518)        (3,893)
Minority interest income ..........................................       (1,774)        (2,940)
                                                                     -----------    -----------
                                                                     -----------    -----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM..................       39,859         61,840
Provision for income taxes ........................................       16,635         25,786
                                                                     -----------    -----------
                                                                     -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM ..................................       23,224         36,054

Extraordinary Item - gain on repurchase of bonds, net of
   $4.2 million in income taxes (1) ...............................        6,003           --
                                                                     -----------    -----------
                                                                     -----------    -----------

NET INCOME ........................................................  $    29,227    $    36,054
                                                                     ===========    ===========

PER SHARE:(2)
Basic earnings per share, before extraordinary item................  $       .08    $       .12
Extraordinary gain on repurchase of bonds(1) ......................          .02            --
                                                                     -----------    -----------
Basic earnings per share ..........................................  $       .10    $       .12
                                                                     ===========    ===========


Diluted earnings per share, before extraordinary item..............  $       .08    $       .12
Extraordinary gain on repurchase of bonds(1) ......................          .02             --
                                                                     -----------    -----------
Diluted earnings per share ........................................  $       .10    $       .12
                                                                     ===========    ===========

DIVIDENDS PER SHARE ...............................................  $       .10    $       .09
                                                                     ===========    ===========



(1) During the quarter the Company paid approximately $35 million to purchase a portion of its public debt securities. As a result, the Company recognized an extraordinary gain on the early extinguishment of debt.

(2) Basic earnings per share are calculated based on 297,790 shares in 2001 and 305,668 shares in 2000 while diluted earnings per share are calculated based on 309,831 shares in 2001 and 310,138 shares in 2000.


                 See Notes to Consolidated Financial Statements

                                       THE SERVICEMASTER COMPANY
                             Consolidated Statements of Financial Position
                                            (In thousands)



                                                                                           As of
Assets                                                                      March 31,                December 31,
                                                                              2001                       2000
                                                                         ----------------          ---------------
CURRENT ASSETS:
Cash and cash equivalents ................................................   $    24,869            $    44,386
Marketable securities ....................................................        59,220                 56,531
Receivables less allowance of $37,634
   and $37,970, respectively .............................................       469,570                556,941
Inventories ..............................................................        99,036                 88,152
Prepaid expenses and other assets ........................................       265,584                168,403
Deferred taxes and tax receivables .......................................        49,209                 70,346
                                                                              -----------            -----------
       Total current assets ..............................................       967,488                984,759
                                                                              -----------            -----------

PROPERTY AND EQUIPMENT:
   At cost ...............................................................       682,945                681,569
   Less: accumulated depreciation ........................................       386,123                375,585
                                                                              -----------            -----------
     Net property and equipment ..........................................       296,822                305,984
                                                                              -----------            -----------

INTANGIBLE ASSETS, PRIMARILY TRADE NAMES AND GOODWILL,
    net of accumulated amortization of $443,424
    and $422,899, respectively ...........................................     2,619,917              2,521,633
NOTES RECEIVABLE, LONG-TERM SECURITIES, AND OTHER ASSETS .................       150,090                155,292
                                                                             -----------            -----------

       Total assets ......................................................   $ 4,034,317            $ 3,967,668
                                                                             ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .........................................................   $   126,944            $   147,788
Income taxes payable .....................................................        20,052                  1,235
Accrued liabilities ......................................................       264,057                291,852
Deferred revenues ........................................................       391,626                325,246
Current portion of long-term obligations .................................        57,750                 61,360
                                                                             -----------            -----------
        Total current liabilities ........................................       860,429                827,481
                                                                             -----------            -----------

LONG-TERM DEBT ...........................................................     1,699,488              1,756,757
DEFERRED TAX LIABILITY ...................................................       114,281                115,150
OTHER LONG-TERM OBLIGATIONS ..............................................       100,527                100,759
MINORITY INTEREST ........................................................       106,224                  5,933

COMMITMENTS AND CONTINGENCIES.............................................
SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
     and outstanding 299,517 and 298,474 shares, respectively ............         2,995                  2,985
Additional paid-in capital ...............................................     1,023,656              1,030,399
Retained earnings ........................................................       300,598                301,207
Accumulated other comprehensive income ...................................       (12,730)                (2,832)
Restricted stock .........................................................        (1,686)                (1,829)
Treasury stock ...........................................................      (159,465)              (168,342)
                                                                             -----------            -----------
       Total shareholders' equity ........................................     1,153,368              1,161,588
                                                                             -----------            -----------
       Total liabilities and shareholders' equity ........................   $ 4,034,317            $ 3,967,668
                                                                             ===========            ===========


                                  See Notes to Consolidated Financial Statements

                                       THE SERVICEMASTER COMPANY
                                 Consolidated Statements of Cash Flows
                                             (In thousands)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                2001                 2000
                                                                             ----------           -----------

CASH AND CASH EQUIVALENTS AT JANUARY 1 ...................................   $  44,386            $  59,834

CASH FLOWS FROM OPERATIONS:
NET INCOME ...............................................................      29,227               36,054
      Adjustments to reconcile net income
      to net cash flows from operations:
        Depreciation .....................................................      18,147               18,086
        Amortization .....................................................      20,525               17,871
      Tax refund from prior years payments ...............................      21,000               22,000
      Deferred income taxes ..............................................      18,181               22,985
         Change in working capital, net of acquisitions:
            Receivables ..................................................      10,208                6,930
            Sale of receivables ..........................................      75,500                 --
            Inventories and other current assets .........................    (104,227)             (96,203)
            Accounts payable .............................................     (20,323)              (8,879)
            Deferred revenues ............................................      66,935               50,880
            Accrued liabilities ..........................................     (23,246)             (48,515)
         Other, net ......................................................       1,991                 (597)
                                                                              ---------            ---------
NET CASH PROVIDED FROM OPERATIONS ........................................     113,918               20,612
                                                                              ---------            ---------


MEMO:  NET CASH PROVIDED FROM (USED FOR) OPERATIONS
               (EXCLUDING UNUSUAL TAX ITEMS AND SALE OF RECEIVABLES) .....      17,418               (1,388)

CASH FLOWS FROM INVESTING ACTIVITIES
      Property additions .................................................     (14,413)             (19,238)
      Sale of equipment and other assets .................................       3,234                  424
      Business acquisitions, net of cash acquired ........................     (13,825)             (36,424)
      Proceeds from business sales and minority interests ................       5,371               12,259
      Payments to sellers of acquired businesses .........................      (6,776)              (9,147)
      Notes receivable and financial investments .........................      (1,292)              (1,662)
      Net purchases of investment securities .............................      (4,973)              (1,469)
                                                                              ---------            ---------
 NET CASH USED FOR INVESTING ACTIVITIES ..................................     (32,674)             (55,257)
                                                                              ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings, net ....................................................      98,204              117,546
      Payment of borrowings and other obligations ........................    (170,926)             (23,834)
      Purchase of ServiceMaster stock ....................................      (1,308)             (51,412)
      Shareholders' dividends ............................................     (29,837)             (27,813)
      Proceeds from employee share plans .................................       3,119                3,741
      Other ..............................................................         (13)                 (87)
                                                                              ---------            ---------
NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES ...................    (100,761)              18,141
                                                                              ---------            ---------

CASH DECREASE DURING THE PERIOD ..........................................     (19,517)             (16,504)
                                                                              ---------            ---------
CASH AND CASH EQUIVALENTS AT MARCH 31 ....................................   $  24,869            $  43,330
                                                                              =========            =========



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

Note 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. In the opinion of the Company, all adjustments necessary to present fairly the financial position of The ServiceMaster Company as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000, have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. The Company's interpretation of the requirements of SAB No. 101 resulted in changes to the Company's accounting policies for revenue recognition on sales of its termite baiting contracts. These changes were adopted in the fourth quarter of 2000, however, as required by SAB No. 101, the impact of adoption was retroactively recorded as of January 1, 2000 and the comparative first quarter 2000 financial information has been restated to incorporate the accounting change.

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






                                                        Three Months                       Three Months
                                                    Ended March 31, 2001               Ended March 31, 2000
                                              -------------------------------     ------------------------------


(IN THOUSANDS, EXCEPT PER SHARE DATA)            Income      Shares      EPS        Income      Shares     EPS
                                                 ------      ------      ---        ------      ------     ---
Basic earnings per share                      $  29,227   $  297,790    $ 0.10     $ 36,054   $ 305,668    $ 0.12
                                                                        =======                            =======
Effect of dilutive securities, net of tax:
         Options                                               3,941                              4,470
         Convertible securities                   1,192        8,100                    -           -
                                                -------      -------                 -------   ---------

Diluted earnings per share                    $  30,419   $  309,831    $ 0.10    $  36,054   $ 310,138    $ 0.12
                                              =========== ===========  ========   ==========  =========    ========

Note 5: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 is presented in the following table. The decrease in interest paid in 2001 is primarily due to the timing of payments resulting from refinancing a portion of floating-rate borrowings in the public bond market in the second quarter last year. Tax payments include a $21 million tax refund related to tax over-payments in 2000. This is comparable to last year when the Company received a similar tax refund in the first quarter.


                                                          (in thousands)
                                                        2001           2000
                                                     ----------    -----------
Cash paid or (received for):
Interest expense...................................  $   46,703     $    49,891
Interest and dividend income.......................  $   (2,157)    $    (2,250)
Income taxes.......................................  $  (19,761)    $   (19,771)


Note 6: Total comprehensive income was $19.3 million and $43.7 million for the three months ended March 31, 2001 and 2000, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains on marketable securities and translation balances.

Note 7: On March 23, 2001, the Company entered into an agreement to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding Company LLC, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding Company LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. Amounts sold to the purchasers under this agreement include certain of the accounts receivable from the Company's Management Services, TruGreen and Terminix business units. The agreement is a 364-day facility renewable at the option of the purchasers.

At March 31, 2001, $127.9 million of net accounts receivable had been sold to ServiceMaster Funding Company LLC, and of this amount $75.5 million was subsequently sold to Falcon Asset Securitization Corporation under this agreement. Cash proceeds of $75.3 million were received on the sale and were used to pay down bank revolving credit debt. As of March 31, 2001, the amount of the retained interest in the receivables was $52.4 million and is classified as accounts receivable in the accompanying balance sheet. The retained interest in the accounts receivable sold are valued at the carrying amount of the retained accounts receivable net of applicable loss reserves, which approximates fair value. Management monitors the change in the outstanding retained interest and makes adjustments to its carrying amount based on actual and projected losses. Any changes in interest rates would only have a marginal impact on the value of the residual interest due to the short-term nature of the receivables.

The Company, as agent for the purchaser, retains servicing responsibilities for the sold receivables. The fees received by the Company for these services during the first quarter of 2001, were at fair market value, therefore, no related assets or liabilities have been recorded. The loss on sale arising from the securitization transactions in the first quarter was immaterial.

Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," provides accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities. The aforementioned transaction is in compliance with the requirements of SFAS 140.

Note 8: The business of the Company is primarily conducted through four operating segments: TruGreen, Terminix, Home Maintenance and Improvement, and Management Services. In accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), the Company's reportable segments are strategic business units that offer different services. The TruGreen unit provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. The Terminix unit provides domestic termite and pest control services to residential and commercial customers. The Home Maintenance and Improvement unit includes American Residential Services, American Home Shield, ServiceMaster Clean and Merry Maids. This unit provides heating, ventilation and air conditioning, plumbing, and cleaning services to residential and commercial customers as well as home warranties to consumers. The Management Services unit provides a variety of supportive management services to health care, education and commercial accounts.

The Other Operations unit includes entities that are managed separately from the four major units and aggregated together in accordance with SFAS 131 due to their size or developmental nature. This unit includes the Company's international operations which include Terminix Europe; ServiceMaster Employer Services, a professional employer organization that provides clients with administrative processing of payroll, workers' compensation insurance, health insurance, unemployment insurance and other employee benefit plans; WeServeHomes.com, a joint venture offering home services through the Internet; the Company's headquarters operations; and certain non-core businesses that have been sold or discontinued. Segment information as of and for the three months ended March 31, 2001 and 2000 is presented below.




                                                                THREE MONTHS
                                                               ENDED MARCH 31,
(IN THOUSANDS)
                                                               Home
                                                            Maintenance &       Management           Other
       2001               TruGreen           Terminix        Improvement         Services          Operations       Consolidated
-------------------    ---------------    ---------------  ----------------  --------------     ---------------    ---------------
Revenue                  $  258,320         $  194,670       $  291,013         $  473,230         $  112,429        $1,329,662
Operating Income         $   16,957         $   25,406       $   20,017         $   14,691         $   (7,930)       $   69,141
Total Assets             $1,627,640         $  788,529       $  972,800         $  138,050         $  507,298        $4,034,317
Capital Employed         $1,459,555         $  625,496       $  660,468         $   54,768         $  216,543        $3,016,830

       2000
-------------------
Revenue                  $  263,056         $  164,933       $  256,880         $  469,279         $  186,736        $1,340,884
Operating Income         $   32,239         $   20,527       $   19,047         $   16,476         $   (1,417)       $   86,872
Total Assets             $1,639,698         $  680,943       $  906,934         $  231,452         $  557,987        $4,017,014
Capital Employed         $1,448,163         $  519,305       $  603,711         $  126,609         $  373,732        $3,071,520




                                          `
                         MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

Revenue for the first quarter totaled $1.33 billion, one percent below the prior year. Revenue growth was three percent, after adjusting for the impact of sold or discontinued businesses. Operating income decreased 20 percent to $69.1 million, with margins decreasing to 5.2 percent from 6.5 percent. The decrease in operating margins is primarily attributable to significantly lower operating margins at TruGreen LandCare (the commercial landscape operations) and TruGreen ChemLawn (the Company's lawn care operations). Also included in operating income are the costs relating to the WeServeHomes.com initiative. These costs accounted for three percent of the decrease in operating income and about 10 basis points of the decrease in operating margins. As in the prior year, these costs have been allocated to the Company's minority partner in WeServeHomes.com, Kleiner Perkins, and are offset through minority interest income below the operating income line.

Diluted earnings per share for the quarter declined from $.12 to $.10 and net income decreased from $36.1 million to $29.2 million. The 2001 results include a $.02 per share, or $6 million after-tax extraordinary gain resulting from the repurchase of certain ServiceMaster corporate bonds. Excluding this extraordinary item, net income and diluted earnings per share were $23.2 million and $.08, respectively.

The Company had previously indicated an earnings outlook for 2001 of $.61 to $.65 per share. While the business fundamentals and operating performance have not changed significantly from the prior forecast, anticipated venture fund gains of approximately $.03 to $.04 per share, which had been targeted to fund investments in WeServeHomes.com, are no longer anticipated to materialize. As a result, earnings in 2001 are likely to be near the bottom end of this range.

The TruGreen business unit includes lawn care operations performed under the TruGreen ChemLawn brand name and landscaping services provided under the TruGreen LandCare brand name. This combined unit reported revenue of $258 million, a decrease of two percent from $263 million in the prior year. Operating income decreased to $17 million from $32 million last year. Revenue in the lawn care business was affected by winter weather conditions that persisted much later in 2001 than in the prior year, resulting in reduced production levels. Revenue in the landscaping business was consistent with last year, reflecting management's decision to enforce stricter profitability standards on contract sales and renewals. In addition, management is actively repositioning the business portfolio to increase its concentration on more predictable maintenance services and less on construction services. Lower lawn care revenues contributed to the reduced operating margins because of sub-optimal labor utilization and fixed cost leverage. The lawn care operations have experienced improved customer retention in the first quarter, however, this has been offset by challenges from increased restrictions on telemarketing. The Company expects to realize the full year benefit of price increases in the mid-single digits which will be important to offset some of the increases experienced in the cost structure last year. Operating margins in landscaping services were lower due to integration challenges that had not yet begun to emerge in the prior year period. Management has taken measures such as establishing stronger pricing guidelines, instituting branch level operating controls and conducting increased training for region and branch managers, which it believes will enhance future operating performance. Capital employed increased one percent reflecting acquisitions, partially offset by improved working capital management.

The Terminix business unit, which includes the domestic termite and pest control services, reported an 18 percent increase in revenue to $195 million from $165 million in 2000 and operating income growth of 24 percent to $25 million from $21 million last year. In January 2001, the Company acquired the Allied Bruce Terminix companies, the Company's largest Terminix franchise and the fourth largest pest control company in the United States. The total consideration consisted of an equity interest in the Terminix subsidiary, which is exchangeable into eight million ServiceMaster common shares and cash payments due over nine years totaling $25 million. The growth at Terminix reflected both the acquisition of Allied Bruce, which accounted for approximately one-half of the revenue and operating growth for the quarter and a significant increase in termite renewals reflecting the continuing migration to baiting systems, which carry a higher market price. The margin improvement also reflected continued branch and overhead efficiencies, as well as an increased mix of higher margin termite renewals. Capital employed increased 20 percent due to acquisitions.

The Home Maintenance and Improvement business unit includes heating, ventilation, air conditioning (HVAC), and plumbing services provided under the American Residential Services (ARS), Rescue Rooter, and AMS (for commercial accounts) brand names; home systems and appliance warranty contracts offered through American Home Shield; and the franchised operations, ServiceMaster Clean and Merry Maids. This business unit achieved revenues of $291 million, an increase of 13 percent from $257 million last year. Operating income increased 5 percent to $20 million compared with $19 million in the prior year. The combined ARS operations achieved double-digit revenue growth resulting from strong residential repair and replacement activity, continuing strength in commercial construction and acquisitions. Internal growth in residential HVAC and plumbing services was supported by successful marketing initiatives in the branches, continuing growth in services performed for American Home Shield, as well as price increases. American Home Shield reported double-digit growth in revenue reflecting increasing customer awareness and demand for home warranty service, broader geographic penetration, higher customer retention and modest price increases. Strong new warranty sales in the quarter provided favorable indications for future growth. Operating margins were lower than last year due to a higher level of claim activity resulting from the colder weather conditions compared with last year and overhead investments to support ongoing growth in the business. The franchise operations, ServiceMaster Clean and Merry Maids, achieved solid revenue and profit growth, reflecting the benefit of successful marketing programs, national account relationships, and employee retention initiatives. Capital employed in this unit increased 9 percent, primarily reflecting acquisitions at ARS.

The Management Services business unit serves institutional healthcare, education and commercial facilities. The business unit reported revenue of $473 million, an increase of one percent compared to $469 million last year, with operating income decreasing 11 percent to $15 million from $16 million in the prior year. Reduced profits in the healthcare and education markets resulted from prior year terminations, as well as challenges in a significant SiteService account which were partially offset by revenue growth and improving margins in the commercial market. Capital employed decreased 57 percent primarily reflecting the securitization of a significant portion of this unit's receivables as well as a strong reduction in working capital.

Other  Operations  consists  of the  Company's  international  operations  which include Terminix Europe; Employer Services (the professional employer organization); WeServeHomes.com, the Company's internet initiative; the Company's headquarters operations; and certain non-core businesses that have been sold or discontinued. Revenues and capital employed declined reflecting the impact of sold or discontinued operations. The decrease in operating income reflects in part increased spending at WeServeHomes.com.

Cost of services rendered and products sold decreased one percent for the quarter and decreased as a percentage of revenue to 80.6 percent in 2001 from
80.9 percent in 2000. Selling and administrative expenses increased 12 percent and increased as a percentage of revenue to 14.2 percent from 12.6 percent in 2000.

Interest expense increased from the prior year, primarily due to higher rates on the Company's revolving credit facility and the impact of refinancing a portion of floating-rate borrowings in the public bond market in the second quarter last year.

The Company is in the process of performing an in-depth strategic review of its portfolio of businesses and this process will focus on understanding how each of the businesses can create value as part of a strategic enterprise. Concurrent with this overall strategy review, the Company expects to implement operational imperatives that will focus on ways to improve customer retention, the quality of service and employee loyalty.

FINANCIAL POSITION

Net cash provided from operations increased to $114 million in the quarter compared with $21 million in the prior year. The significant increase reflects the sale of $75.5 million of accounts receivable through the Company's securitization program and lower working capital usage which provided $25 million in cash flow. The improvements in working capital usage reflect strong receivable collections in the landscape business, increased customer prepayment in the lawn care operation, and sales growth at American Home Shield which improved the deferred revenue account. There was a $21 million tax refund in the quarter related to prior year tax over payments which is comparable to the tax refund received last year in the quarter. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Debt levels decreased primarily reflecting the proceeds from the accounts receivable securitization financing program and strong cash flows that were used to fund acquisitions and property additions. The Company is party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios, and net worth. The Company is in compliance with the covenants related to these debt agreements.

Accounts receivable decreased from year-end levels, reflecting the sale of receivables through the securitization financing program and good collections and improved days sales outstanding at several companies. Inventories increased over year-end levels as a result of normal seasonal build-ups in the lawn care business.

Prepaids and other assets have increased from year-end reflecting the seasonality in the lawn care business and the increased volume of warranty contracts written at American Home Shield. The lawn care operation defers marketing and other costs that are incurred earlier in the year, but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. In addition, the Company capitalizes sales commission and other direct contract acquisition costs relating to termite baiting and pest contracts.

Deferred revenues grew significantly reflecting increases in customer prepayments for lawn care and pest control services and strong growth in warranty contracts written at American Home Shield.

Capital expenditures which include recurring capital needs and information technology projects are below prior year levels reflecting timing in the funding for those expenditures. The Company has no material capital commitments at this time.

The increase in minority interest primarily reflects the acquisition of the Allied Bruce Terminix Companies, in which the consideration included an equity interest in the Terminix subsidiary which is exchangeable into eight million ServiceMaster common shares.

In February 2001, Kleiner Perkins, the Company's minority partner in WeServeHomes.com, exercised a warrant to purchase additional capital stock for $5 million, and the Company purchased additional capital stock for $10 million. The Company currently has an 81 percent ownership interest in WeServeHomes.com and Kleiner Perkins has an 18 percent interest. Kleiner Perkins also has a warrant to purchase additional capital stock for $6.5 million.

Total shareholders' equity was $1.2 billion at March 31, 2001 and December 31, 2000, reflecting earnings growth which was offset by cash dividends. Cash dividends paid directly to shareholders totaled $30 million or $.10 per share for the three months ended March 31, 2001. In July 2000, the Company announced that its Board of Directors authorized $350 million for a share repurchase program. The Company purchased approximately $136 million of its shares in 2000 subsequent to the authorization. The Company has not undertaken material share repurchases in 2001. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's commitment to maintain investment grade ratings, general business conditions, and other strategic investment opportunities.


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

                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial, administrative and regulatory proceedings which involve both private parties and governmental authorities. As of May 1, 2001, these proceedings included general and commercial liability actions and a small number of environmental proceedings.

         Ray D. Martin V. ServiceMaster. In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster Management Services, filed a lawsuit in the State Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J). The complaint, as originally filed, contended that ServiceMaster had not paid Mr. Martin the full amount of commission due to him on a sale in which he was involved. In the course of the pre-trial proceedings, the trial court entered a default judgment against ServiceMaster, thereby leaving only the question of damages to be considered at the trial. At trial in September 1999, a jury awarded the plaintiff compensatory damages and fees of approximately $1 million and punitive damages of $135 million. In October 1999, ServiceMaster filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. On June 1, 2000 the trial court entered a new judgment in the amount of $461,440 in compensatory damages and $45 million in punitive damages, as well as amounts for attorneys fees and interest. ServiceMaster filed a notice of appeal that same day. On June 13, 2000, Mr. Martin filed a notice of cross-appeal. The appeal has been fully briefed. ServiceMaster believes that the award of $45 million in punitive damages is not supported by the facts of the case or by applicable state law and that the judgment will be reversed by the court of appeals. We cannot predict when the court of appeals will issue its decision, but we believe a decision will be issued by the end of the summer. Under Georgia law, a judgment accrues interest at the rate of 12% per annum. ServiceMaster continues to be unable to reasonably estimate the ultimate outcome of this case, and accordingly, minimal expense has been recorded. If the existing judgment is sustained, or if the original judgment is reinstated (which is not anticipated by ServiceMaster), then it would be likely that ServiceMaster's results of operations for a particular year may be materially adversely affected. However, ServiceMaster believes, based on advice from legal counsel, that the ultimate outcome of this litigation is not expected to have a material adverse effect on ServiceMaster's financial condition or results of operations.


Item 2:  Changes in Securities and Use of Proceeds

(c) On January 9, 2001, in connection with Jonathan P. Ward's agreement to become the President and Chief Executive Officer of ServiceMaster, ServiceMaster sold a 5.50% convertible debenture due January 9, 2011 to Mr. Ward with a face value of $1,050,000. The debenture becomes convertible into 20,000 shares of common stock of ServiceMaster on December 31, of each of the years 2001 through 2005. The debenture was sold pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933. ServiceMaster financed the purchase of the debenture with a 5.50% full recourse loan of $1,050,000 to Mr. Ward.

Item 5. Other Information

In 2000, ServiceMaster adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", and reported new year end segments and disclosures. To supplement the year end information and disclosures, the Company is providing the following information in Exhibits 99.1 and 99.2 to this Form 10-Q filing:

(a) the quarterly consolidated income statements for 2000 reflecting the restatement impacts relating to the adoption of SAB 101, and

(b)  quarterly 2000 financial information by business unit.

ITEM 6(A):    EXHIBITS


Exhibit No.                Description of Exhibit

10.1 ServiceMaster 2001 Directors Stock Plan (incorporated by reference to Exhibit B to the Proxy Statement (SEC File No. 1-4762) filed with the Securities and Exchange Commission on March 23, 2001)

10.2 ServiceMaster 2001 Long-Term Performance Award Plan, as amended March 16, 2001

10.3 ServiceMaster Deferred Compensation Plan, as amended and restated effective March 16, 2001

99.1     Consolidated Quarterly Results

99.2     Quarterly Business Unit Disclosures



ITEM 6(B):   REPORTS ON FORM 8-K

   The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2001.