Form 10-Q
period 2001-06-30
SERVICEMASTER CO
filed 2001-08-14
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                -------------

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
                                      ---   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock: 299,797,000 shares of common stock on August 10, 2001.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             No.

THE SERVICEMASTER COMPANY (Registrant) -


Part I.  Financial Information
-------  ---------------------
Consolidated Statements of Income for the three and six
 months ended June 30, 2001 and June 30, 2000                                  2

Consolidated Statements of Financial Position
 as of June 30, 2001 and December 31, 2000                                     3

Consolidated Statements of Cash Flows for the six months
 ended June 30, 2001 and June 30, 2000                                         4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
 and Results of Operations                                                     9


Part II.  Other Information
--------  -----------------
Item 1:  Legal Proceedings                                                    15

Item 2:  Changes in Securities and Use of Proceeds                            15

Item 4:  Submission of Matters to a Vote of Security Holders                  16

Item 6:  Exhibits and Reports on Form 8-K                                     17

Signature

                                             PART I. FINANCIAL INFORMATION

                                               THE SERVICEMASTER COMPANY
                                           Consolidated Statements of Income
                                         (In thousands, except per share data)


                                                                       Three Months Ended                Six Months Ended
                                                                           June 30,                           June 30,
                                                                       2001           2000            2001          2000
                                                                   ------------   -----------    -----------    -----------
Operating Revenue ..............................................   $ 1,648,941    $ 1,614,695    $ 2,978,603    $ 2,955,579

Operating Costs and Expenses:
Cost of services rendered and products sold.....................     1,265,964      1,225,043      2,337,584      2,309,859
Selling and administrative expenses.............................       264,508        249,435        453,409        418,631
                                                                   -----------    -----------    -----------    -----------
Total operating costs and expenses .............................     2,790,993      1,530,472      1,474,478      2,728,490
                                                                   -----------    -----------    -----------    -----------

Operating Income ...............................................       118,469        140,217        187,610        227,089

Non-operating  Expense (Income):
Interest expense ...............................................        31,825         35,680         66,399         67,545
Interest and investment income..................................        (3,745)        (6,756)        (7,263)       (10,649)
Minority interest and other expense (income), net...............         2,838         (3,422)         1,064         (6,362)
                                                                    -----------    -----------    -----------    -----------

Income before Income Taxes and Extraordinary Item ..............        87,551        114,715        127,410        176,555
Provision for income taxes......................................        36,838         48,400         53,473         74,186
                                                                    -----------    -----------    -----------    -----------
Income before Extraordinary Item................................        50,713         66,315         73,937        102,369

Extraordinary Item - gain on repurchase of bonds, net of
   $4.2 million in income taxes (1).............................           -              -           (6,003)           -
                                                                    -----------    -----------    -----------    -----------

Net Income .....................................................   $    50,713    $    66,315    $    79,940    $   102,369
                                                                   ============   ============   ============   ============

Per Share:(2)
Basic earnings per share, before extraordinary item.............          $.17           $.22           $.25           $.34
Extraordinary gain on repurchase of bonds(1)....................            -              -             .02             -
                                                                   ------------   ------------   ------------   ------------
Basic earnings per share........................................          $.17           $.22           $.27           $.34
                                                                   ============   ============   ============   ============


Diluted earnings per share, before extraordinary item...........          $.17           $.21           $.25           $.33
Extraordinary gain on repurchase of bonds(1)....................            -              -             .02             -
                                                                   ------------   ------------   ------------   ------------
Diluted earnings per share......................................          $.17           $.21           $.27           $.33
                                                                   ============   ============   ============   ============

Dividends per share.............................................          $.10           $.09           $.20           $.18
                                                                   ============   ============   ============   ============

(1) In the first quarter of 2001, the Company paid approximately $35 million to purchase $45 million, a portion, of its public debt securities. As a result, the Company recognized an extraordinary gain on the early extinguishment of debt.

(2) Basic earnings per share are calculated based on 298,547 shares and 304,391 shares for the three months ended June 30, 2001 and 2000, respectively, and 298,170 shares and 305,030 shares for the six months ended June 30, 2001 and 2000, respectively. Diluted earnings per share are calculated based on 310,764 shares and 308,475 shares for the three months ended June 30, 2001 and 2000, respectively, and 310,300 shares and 309,307 shares for the six months ended June 30, 2001 and 2000, respectively.


                                 See Notes to Consolidated Financial Statements

                                       THE SERVICEMASTER COMPANY
                             Consolidated Statements of Financial Position
                                            (In thousands)

                                                                                                   As of
Assets                                                                                 June 30,           December 31,
                                                                                         2001                 2000
                                                                                    ------------         -------------
Current Assets:
Cash and cash equivalents .......................................................   $    32,529          $    44,386
Marketable securities ...........................................................        60,537               56,531
Receivables less allowance of $39,054 and $37,970, respectively .................       533,558              556,941
Inventories .....................................................................       101,035               88,152
Prepaid expenses and other assets ...............................................       251,042              168,403
Deferred taxes and tax receivables ..............................................        49,562               70,346
                                                                                    -----------          -----------
       Total current assets .....................................................     1,028,263              984,759
                                                                                    -----------          -----------

Property and Equipment:
   At cost ......................................................................       684,352              681,569
   Less: accumulated depreciation ...............................................       393,688              375,585
                                                                                    -----------          -----------
     Net property and equipment .................................................       290,664              305,984
                                                                                    -----------          -----------

Intangible assets, primarily trade names and goodwill,
  net of accumulated amortization of $464,699 and $422,899, respectively ........     2,615,827            2,521,633
Notes receivable, long-term securities, and other assets ........................       157,413              155,292
                                                                                    -----------          -----------

       Total assets .............................................................   $ 4,092,167          $ 3,967,668
                                                                                    ===========          ===========

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable ................................................................   $   150,124          $   147,788
Income taxes payable ............................................................        51,184                1,235
Accrued liabilities .............................................................       294,976              291,852
Deferred revenues ...............................................................       394,004              325,246
Current portion of long-term obligations ........................................       326,146               61,360
                                                                                    -----------          -----------
       Total current liabilities ................................................     1,216,434              827,481
                                                                                    -----------          -----------

Long-Term Debt ..................................................................     1,376,947            1,756,757
Deferred Tax Liability ..........................................................       114,073              115,150
Other Long-Term Obligations .....................................................       101,651              100,759
Minority Interest ...............................................................       108,172                5,933

Commitments and Contingencies

Shareholders' Equity:
Common stock $0.01 par value, authorized 1 billion shares; issued
     and outstanding 299,656 and 298,474 shares, respectively ...................         2,997                2,985
Additional paid-in capital ......................................................     1,023,742            1,030,399
Retained earnings ...............................................................       321,355              301,207
Accumulated other comprehensive income ..........................................       (14,139)              (2,832)
Restricted stock ................................................................        (1,543)              (1,829)
Treasury stock ..................................................................      (157,522)            (168,342)
                                                                                    -----------          -----------
       Total shareholders' equity ...............................................     1,174,890            1,161,588
                                                                                    -----------          -----------
       Total liabilities and shareholders' equity ...............................   $ 4,092,167          $ 3,967,668
                                                                                    ===========          ===========





                        See Notes to Consolidated Financial Statements

                                       THE SERVICEMASTER COMPANY
                                 Consolidated Statements of Cash Flows
                                             (In thousands)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                           2001               2000
                                                                                    ---------------     ---------------
Cash and Cash Equivalents at January 1 .............................................   $  44,386          $  59,834

Cash Flows from Operations:
Net Income .........................................................................      79,940            102,369
      Adjustments to reconcile net income to net cash flows from operations:
        Depreciation ...............................................................      38,112             39,286
        Amortization ...............................................................      41,800             36,714
     Tax refund from prior years payments ..........................................      21,000             22,000
     Deferred income taxes .........................................................      48,752             64,410
         Change in working capital, net of acquisitions:
            Receivables ............................................................     (70,988)           (84,678)

            Sale of receivables ....................................................     100,000               --
            Inventories and other current assets ...................................     (92,950)           (76,408)
            Accounts payable .......................................................       2,164              1,551
            Deferred revenues ......................................................      69,250             43,355
            Accrued liabilities ....................................................       8,997            (24,569)
         Other, net ................................................................         704             (1,256)
                                                                                       ---------          ---------
Net Cash Provided from Operations ..................................................     246,781            122,774
                                                                                       ---------          ---------


 Memo:  Net Cash Provided from Operations (Excluding Sale of Receivables) ..........     146,781            122,774

Cash Flows from Investing Activities:
      Property additions ...........................................................     (31,986)           (39,068)
      Sale of equipment and other assets ...........................................       8,070              2,937
      Business acquisitions, net of cash acquired ..................................     (21,065)          (113,510)
      Proceeds from business sales and minority interests ..........................      12,542             17,331
      Notes receivable, financial investments and securities .......................     (23,003)           (16,841)
                                                                                       ---------          ---------
Net Cash Used for Investing Activities .............................................     (55,442)          (149,151)
                                                                                       ---------          ---------

Cash Flows from Financing Activities:
      Net borrowings (payments) ....................................................    (147,313)           119,212
      Purchase of ServiceMaster stock ..............................................      (1,308)           (55,704)
      Shareholders' dividends ......................................................     (59,792)           (55,217)

      Other ........................................................................       5,217              5,729
                                                                                       ---------          ---------
Net Cash Provided from (Used for) Financing Activities .............................    (203,196)            14,020
                                                                                       ---------          ---------

Cash Decrease during the Period ....................................................     (11,857)           (12,357)
                                                                                       ---------          ---------

Cash and Cash Equivalents at June 30 ...............................................   $  32,529          $  47,477
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

NOTE 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. In the opinion of the Company, all adjustments necessary to present fairly the financial position of The ServiceMaster Company as of June 30, 2001 and December 31, 2000, and the results of operations for the three and six month periods ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000 have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

NOTE 3: In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. The Company's interpretation of the requirements of SAB No. 101 resulted in changes to the Company's accounting policies for revenue recognition on sales of its termite baiting contracts. These changes were adopted in the fourth quarter of 2000, however, as required by SAB No. 101, the impact of adoption was retroactively recorded as of January 1, 2000 which required the second quarter and six month 2000 financial information to be restated to incorporate this accounting change.

NOTE 4: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 requires that for fiscal years beginning after December 31, 2001 existing goodwill will no longer be subject to amortization. Rather goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company has not yet determined the effect of applying the impairment provisions of SFAS 142. Goodwill amortization expense which would be eliminated under SFAS 142 was $.04 per diluted share for both the three month periods ended June 30, 2001 and 2000 and $.08 per diluted share for both the six month periods ended June 30, 2001 and 2000.

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



(In thousands, except per share data)                       Three Months                      Three Months
                                                        Ended June 30, 2001                Ended June 30, 2000
                                                   ------------------------------   ------------------------------


                                                    Income      Shares      EPS        Income      Shares     EPS
                                                    ------      ------      ---        ------      ------     ---
Basic earnings per share ......................    $50,713     298,547     $0.17     $  66,315     304,391   $0.22
                                                                           =====                             =====
Effect of dilutive securities, net of tax:
         Options ..............................        -         4,060                     -         4,084
         Convertible securities ...............      1,191       8,157                     -           -
                                                  --------     -------               ---------     --------

Diluted earnings per share ....................    $51,904     310,764     $0.17     $  66,315     308,475   $0.21
                                                   =======     =======     =====     =========     =======   =====




                                                               Six Months                       Six Months
                                                          Ended June 30, 2001              Ended June 30, 2000
                                                    ------------------------------  ------------------------------

                                                    Income      Shares      EPS        Income      Shares     EPS
                                                    ------      ------      ---        ------      ------     ---
Basic earnings per share ......................    $79,940     298,170     $0.27     $ 102,369     305,030   $0.34
                                                                           =====                             =====
Effect of dilutive securities, net of tax:
         Options ..............................        -         3,973                     -         4,277
         Convertible securities ...............      2,383       8,157                     -           -
                                                  --------     -------               ---------     --------

Diluted earnings per share ....................    $82,323     310,300     $0.27     $ 102,369     309,307   $0.34
                                                   =======     =======     =====     =========     =======   =====




NOTE 6: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 is presented in the following table. The increase in interest paid in 2001 is primarily due to the timing of payments resulting from refinancing a portion of floating rate borrowings in the public bond market in the second quarter last year. Tax payments in 2001 include a $21 million tax refund related to tax over-payments in 2000. This is comparable to 2000 when the Company received a similar tax refund in the first quarter.



                                                        (in thousands)
                                                      2001         2000
                                                 ------------  ------------
Cash paid or (received for):
Interest expense...............................  $   64,845    $   61,154
Interest and dividend income...................  $   (4,366)   $   (5,177)
Income taxes...................................  $   (12,277)  $  (10,200)


NOTE 7: Total comprehensive income was $49.3 million and $69.0 million for the three months ended June 30, 2001 and 2000, respectively, and $68.6 million and $112.7 million for the six months ended June 30, 2001 and 2000, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and translation balances.

NOTE 8: At the end of the first quarter of 2001, the Company entered into an agreement to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding Company LLC which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding Company LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. Amounts sold to the purchasers under this agreement include certain of the accounts receivable from the Company's Management Services, TruGreen and Terminix business units. The agreement is a 364-day facility renewable at the option of the purchasers.

Through June 30, 2001, $768 million of net accounts receivable had been sold to ServiceMaster Funding Company LLC. The amount of the retained interest in the receivables was $68 million as of June 30, 2001 and is classified as accounts receivable in the Consolidated Statements of

Financial Position. ServiceMaster Funding Company LLC in turn sold $700 million of receivables to Falcon Asset Securitization Corporation under this agreement. Approximately $600 million of these receivables have been collected. The $100 million of cash proceeds relating to outstanding receivables sold under this agreement was used to pay down bank revolving credit debt.

The retained interest in the accounts receivable sold are valued at the carrying amount of the retained accounts receivable net of applicable loss reserves, which approximates fair value. Management monitors the change in the outstanding retained interest and makes adjustments to its carrying amount based on actual and projected losses. Any changes in interest rates would only have a minimal impact on the value of the residual interest due to the short-term nature of the receivables.

The Company, as agent for the purchaser, retains servicing responsibilities for the sold receivables. The fees received by the Company for these services during the quarter and six months ended June 30, 2001, were at fair market value, therefore, no related assets or liabilities have been recorded. The discount on the Company's sale of receivables totaled $1.8 million for the quarter and the six months ended June 30, 2001 and is included in "Minority interest and other expense (income), net" in the Consolidated Statements of Income.

NOTE 9: The Company has a bank revolving credit facility which expires April, 2002. Because the facility is scheduled to mature within the next twelve months, outstanding amounts under the facility as of June 30, 2001 have been classified as current debt maturities. The Company expects to enter into a replacement facility in an amount that is expected to meet its bank revolving credit facility needs prior to the maturity of the existing facility.

NOTE 10: The business of the Company is primarily conducted through four operating segments: TruGreen, Terminix, Home Maintenance and Improvement, and Management Services. In accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), the Company's reportable segments are strategic business units that offer different services. The TruGreen unit provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. The Terminix unit provides domestic termite and pest control services to residential and commercial customers. The Home Maintenance and Improvement unit includes American Residential Services, American Home Shield, ServiceMaster Clean and Merry Maids. This unit provides heating, ventilation and air conditioning, plumbing, and cleaning services to residential and commercial customers as well as home warranties to consumers. The Management Services unit provides a variety of supportive management services to health care, education and commercial accounts.

The Other Operations unit includes entities that are managed separately from the four major units and aggregated together in accordance with SFAS 131 due to their size or developmental nature. This unit includes the Company's international operations which include Terminix Europe; ServiceMaster Employer Services, a professional employer organization that provides clients with administrative processing of payroll, workers' compensation insurance, health insurance, unemployment insurance and other employee benefit plans; ServiceMaster Home Service Center (formerly WeServeHomes.com), a joint venture initiative that is developing a full service, cross-selling marketing arm for the enterprise; the Company's headquarters operations; and certain non-core businesses that have been sold or discontinued. Segment information as of and for the three months and six months ended June 30, 2001 and 2000 is presented on the following page.




(In thousands)                                        THREE MONTHS          THREE MONTHS           SIX MONTHS           SIX MONTHS
                                                     ENDED JUNE 30,        ENDED JUNE 30,         ENDED JUNE 30,      ENDED JUNE 30,
                                                          2001                  2000                   2001                2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE:
TruGreen .................................           $   475,059           $   468,707            $   733,379          $   731,763
Terminix .................................               227,321               200,063                421,991              364,996
Home Maintenance
    and Improvement ......................               353,220               317,069                644,233              573,949
Management Services ......................               480,932               471,802                954,162              941,081
Other Operations .........................               112,409               157,054                224,838              343,790
                                                     -----------           -----------            -----------          -----------

TOTAL OPERATING REVENUE ..................           $ 1,648,941           $ 1,614,695            $ 2,978,603          $ 2,955,579
                                                     -----------           -----------            -----------          -----------

OPERATING INCOME:
TruGreen .................................           $    48,162           $    58,716            $    65,119          $    90,955
Terminix .................................                34,623                30,555                 60,029               51,082
Home Maintenance
    and Improvement ......................                32,920                30,527                 52,937               49,574
Management Services ......................                13,759                14,734                 28,450               31,210
Other Operations .........................                 5,685               (18,925)               (10,995)               4,268
                                                     -----------           -----------            -----------          -----------

TOTAL OPERATING INCOME ...................           $   118,469           $   140,217            $   187,610          $   227,089
                                                     -----------           -----------            -----------          -----------

CAPITAL EMPLOYED:
TruGreen .................................            $1,458,529            $1,563,610
Terminix .................................               593,783               521,708
Home Maintenance
    and Improvement ......................               677,263               627,158
Management Services ......................                74,050               138,096
Other Operations .........................               182,530               315,063
                                                      ----------            ----------
TOTAL CAPITAL EMPLOYED ...................            $2,986,155            $3,165,635
                                                      ----------            ----------

IDENTIFIABLE ASSETS:
TruGreen .................................            $1,595,735            $1,711,622
Terminix .................................               797,145               705,658
Home Maintenance
    and Improvement ......................             1,042,942               967,010
Management Services ......................               148,233               237,478
Other Operations .........................               508,112               555,351
                                                      ----------            ----------
TOTAL IDENTIFIABLE ASSETS ................            $4,092,167            $4,177,119
                                                      ----------            ----------


                         MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

Revenue for the second quarter totaled $1.65 billion, two percent above the prior year. After adjusting for the impact of sold or discontinued businesses, revenue growth was four percent. Operating income decreased 16 percent to $118.5 million, with margins decreasing to 7.2 percent from 8.7 percent. The decline in operating income reflects growth in operating earnings in the Terminix and Home Maintenance and Improvement segments which were offset primarily by lower earnings in the TruGreen and Other Operations segments. Diluted earnings per share for the quarter declined to $.17 from $.21 and net income decreased to $50.7 million from $66.3 million.

As a result of the challenges in the TruGreen segment, combined with concerns about the near-term U.S. economic outlook, the Company has reduced its earnings outlook for 2001 to be in the range of $.51 to $.55 per share. The Company has implemented cost reduction measures at the corporate center and in each of its businesses to address these challenges.

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscaping services provided under the TruGreen LandCare brand name. This segment reported revenue of $475 million, an increase of one percent from $469 million in the prior year. Operating income decreased to $48 million from $59 million last year. Revenues in the lawn care business increased over the prior year, reflecting the impact of price increases, growth in ancillary services, and the delay of first quarter production into the second quarter. These factors were partially offset by a decrease in customer counts. Projected sales which management believed were delayed due to adverse weather in March and April were below expectations in the second quarter. Margins in the lawn care operations declined, partially impacted by costs incurred to support a higher expected demand for services. The Company has put in place a new marketing team that will examine the effectiveness of its telemarketing and customer acquisition capabilities. Revenue in the landscaping business was lower than the prior year, reflecting management's focus to reposition the business portfolio to increase its concentration on more predictable maintenance services and less on construction services. In addition, management has been enforcing stricter profitability standards on contract sales and renewals. The implementation of a branch level construction project management system in the landscape operations was completed in the second quarter. This process included a thorough assessment of all construction contracts on the books and resulted in the recording of an expense to reflect the amount of anticipated losses from unprofitable construction accounts. The impact of that expense, along with the comparison to a more profitable construction business last year, resulted in significantly lower margins in the consolidated landscape operations. The Company has closed four low-performing and non-profitable construction branches and continues to evaluate potential additional branches. Capital employed decreased seven percent primarily reflecting improved working capital management as well as the sale of a portion of this segment's accounts receivable.

The Terminix segment, which includes the domestic termite and pest control services, reported a 14 percent increase in revenue to $227 million from $200 million in 2000 and operating income growth of 13 percent to $35 million from $31 million last year. This strong growth reflects the continued migration of the customer base to termite baiting systems, improved customer retention, and the impact of price increases. In January 2001, the Company acquired the Allied Bruce Terminix companies, the Company's largest Terminix franchise and the fourth largest pest control company in the United States. Approximately one-half of the revenue and operating income growth for the quarter reflected the impact of the Allied Bruce acquisition which continues to exceed management's expectations. Margins for the quarter were down slightly, reflecting improved branch-level margins offset by a higher level of incentive program expense than the same quarter last year. Capital employed increased 14 percent primarily due to acquisitions, offset in part by higher prepaid contracts and improved working capital management.

The Home Maintenance and Improvement segment includes heating, ventilation, air conditioning (HVAC), and plumbing services provided under the American Residential Services (ARS), Rescue Rooter, and AMS (for commercial accounts) brand names; home systems and appliance warranty contracts offered through American Home Shield; and the franchised operations, ServiceMaster Clean and Merry Maids. The segment achieved revenues of $353 million, an increase of 11 percent from $317 million last year, reflecting double-digit growth in all businesses in this segment. The combined ARS operations achieved double-digit revenue growth, reflecting continuing strength in the commercial operations, the impact of acquisitions, and price increases. These factors were partially offset by reduced residential service call volume for both plumbing and HVAC services reflecting the adverse effect of a cool May and June which dampened demand. American Home Shield reported double-digit increases in all major distribution channels which will continue to support revenue growth in the future as revenue on these contracts is recognized. The franchise operations achieved double-digit revenue growth supported by strong disaster restoration growth at ServiceMaster Clean and growth in branch operations at Merry Maids. Operating income for this segment increased eight percent to $33 million compared to $31 million in the prior year. Operating income grew at a lesser rate than revenue primarily due to a higher level of direct and indirect support costs that were in place at ARS in anticipation of stronger sales. These factors were partially offset by lower service costs from reduced claim activity at American Home Shield and operating efficiencies in the franchise operations. Management of ARS has taken action to reduce branch operating costs and bring margins in line, primarily targeting direct and indirect labor. Capital employed in this unit increased eight percent, primarily reflecting acquisitions at ARS.

The Management Services segment serves institutional healthcare, education and commercial facilities. The segment reported revenue of $481 million, an increase of two percent compared to $472 million last year, reflecting growth in both the healthcare and business and industry markets. Operating income decreased seven percent to $14 million from $15 million in the prior year. Several large account terminations last year as well as an unprofitable account in SiteServices that was terminated in the second quarter this year contributed to the reduced profits. Capital employed decreased 46 percent primarily reflecting the securitization of a significant portion of this segment's receivables as well as a strong reduction in working capital.

Other Operations consists of the Company's international operations which include Terminix Europe; ServiceMaster Employer Services (the professional employer organization); ServiceMaster Home Service Center (formerly WeServeHomes.com); the Company's headquarters operations; and certain non-core businesses that have been sold or discontinued. During the quarter, WeServeHomes.com was renamed the ServiceMaster Home Service Center and repositioned to focus more heavily on membership programs and additional distribution channels. Revenues and capital employed in the Other Operations segment declined, reflecting the impact of sold or discontinued operations. The decrease in operating income primarily reflects the impact of one-time or transitional items that improved the results last year including the resolution of a foreign license agreement and the benefit of a marketing arrangement that is no longer in place. In addition, the current year includes increased expenses related to ServiceMaster Home Service Center, ServiceMaster Employer Services, and various enterprise initiatives. Throughout 2000 and until May 2001, the operating losses of ServiceMaster Home Service Center had been allocated to the Company's minority partner in ServiceMaster Home Service Center, Kleiner Perkins, and were offset through minority interest income below the operating income line. In May 2001, the cumulative operating losses of ServiceMaster Home Service Center began exceeding the funding provided by Kleiner Perkins. As a result, the operating losses since May have been absorbed in the accompanying financial statements without an offset at the minority interest income line.

Cost of services rendered and products sold increased three percent for the quarter and increased as a percentage of revenue to 76.8 percent in 2001 from
75.9 percent in 2000. Selling and administrative expenses increased six percent and increased as a percentage of revenue to 16.0 percent from 15.4 percent in 2000.

Interest expense decreased from the prior year, primarily due to reduced debt levels from improved cash flows and the sale of certain of the Company's accounts receivable. Interest income decreased primarily due to a lower level of investment gains realized on the American Home Shield investment portfolio. Minority interest and other expense/income reflected $6 million more expense than last year due to: lower minority interest income related to the ServiceMaster Home Service Center venture, minority interest expense related to the equity security issued in the Allied Bruce acquisition, and the discount from the Company's sale of receivables.

As discussed last quarter, the Company is undertaking an in-depth strategic review of its portfolio of businesses with the focus on shareholder value creation and strategic alignment. Management intends to take steps over the next few quarters to implement the vision as it emerges. Last quarter, the Company also announced that it will be implementing operational imperatives to focus on ways to improve customer retention, the quality of service and employee loyalty. The Company expects to implement Six Sigma later this year, with a broadening rollout of the program expected to occur over a twelve to twenty-four month period. Six Sigma is a continuous improvement methodology that will be used by the Company to discover ways to better serve customers and improve productivity. The Company is also in the final stages of a decision about a common methodology to use across the entire enterprise to measure customer and employee satisfaction. The Company's goal is to have a baseline established by year end and roll it out to all the branches and facilities during 2002.

SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000
-----------------------------------------------------------

Revenues for the six months increased one percent to $3.0 billion. Revenue growth was four percent, after adjusting for the impact of sold or discontinued businesses. Operating income decreased 17 percent to $187.6 million, with margins decreasing to 6.3 percent from 7.7 percent. As was the case in the second quarter, the decline in operating income for the six months reflected strong growth in the Terminix and Home Maintenance and Improvement segments offset primarily by lower operating earnings in the TruGreen and Other Operations segments. Diluted earnings per share for the six months declined from $.33 to $.27 and net income decreased from $102.4 million to $79.9 million. The 2001 results include a $.02 per share, or $6 million after-tax, extraordinary gain recorded in the first quarter resulting from the repurchase of certain ServiceMaster corporate bonds. Excluding this extraordinary item, net income and diluted earnings per share were $73.9 million and $.25, respectively.

The TruGreen segment reported revenues of $733 million, consistent with last year. Operating income decreased to $65 million from $91 million last year. Revenues in the lawn care business increased modestly over the prior year, reflecting the realization of price increases and growth in ancillary services, partially offset by a decrease in customer counts. The lawn care operations' first quarter results were impacted by winter weather conditions that persisted much later in 2001 than in the prior year, resulting in reduced production levels and lower margins from sub-optimal labor utilization and fixed cost leverage. In addition, management was optimistic that the selling season, which had been delayed due to adverse weather in March and April, was going to rebound in May and June. However, second quarter sales were below expectations and margins in the lawn care operations were unfavorably impacted by a cost structure that was in place to support a higher anticipated level of demand. Landscaping services revenues decreased modestly compared to last year, reflecting management's decision to enforce stricter profitability standards on contract sales and renewals. As discussed in the three month comparison, management is also actively repositioning its business portfolio to concentrate on more predictable maintenance services and less on construction services. Operating margins in the landscaping operations were lower due to expenses recorded in the second quarter this year to accrue for estimated losses on many construction contracts, as well as the impact of integration challenges that had not yet begun to emerge in the prior year period. Management has taken measures such as establishing stronger pricing guidelines, instituting branch level operating controls and conducting increased training for region and branch managers, which it believes will enhance future operating performance.

The Terminix segment reported a 16 percent increase in revenues to $422 million from $365 million in 2000 and operating income growth of 18 percent to $60 million from $51 million last year. The growth at Terminix reflected both the acquisition of Allied Bruce, which accounted for approximately one-half of the revenue and operating growth for the six months, and strong growth in both new termite contracts and termite renewals. The margin improvement reflects the continued increased mix of higher margin termite renewals, the impact of price increases, as well as ongoing productivity improvements and overhead efficiencies.

The Home Maintenance and Improvement segment achieved revenues of $644 million, an increase of 12 percent from $574 million last year. Operating income increased seven percent to $53 million compared with $50 million in the prior year. The combined ARS operations achieved double-digit revenue growth, reflecting continuing strength in the commercial operations, acquisitions, as well as price increases. For the six months, residential plumbing and HVAC services showed solid growth reflecting strong increases in the first quarter, partially offset by lower than expected demand in the second quarter, which the Company believes is due to cooler weather conditions and softening economic environment. American Home Shield reported double-digit revenue growth continuing its strong growth across all major distribution channels. The franchise operations, ServiceMaster Clean and Merry Maids, achieved double-digit growth, reflecting the benefit of successful marketing programs, national account relationships, and employee retention initiatives.

The Management Services segment reported revenue growth of one percent to $954 million and operating income of $28 million, a nine percent decrease compared to last year. The decrease in profits reflects the impact of account terminations last year in the healthcare and education markets and an unprofitable SiteService account, which was terminated in the second quarter this year.

Revenues in the Other Operations segment declined reflecting the impact of sold or discontinued operations. Operating income declined as a result of certain favorable non-recurring items last year including a benefit resulting from the resolution of a foreign license agreement, a marketing arrangement that is no longer in place, higher expenses this year in certain business operations including the ServiceMaster Home Service Center venture, and the impact of discontinued operations. As noted in the three month comparison, beginning in May 2001, the operating losses of ServiceMaster Home Service Center were no
longer   allocated  to  the  Company's   minority
partner, Kleiner Perkins. Consequently, the consolidated results for the six months ended June 30, 2001 include operating losses of ServiceMaster Home Services Center since May without an offset at the minority interest income line.

Cost of services rendered and products sold increased one percent for the six months and increased as a percentage of revenue to 78.5 percent in 2001 from
78.2 percent in 2000. Selling and administrative expenses increased eight percent and increased as a percentage of revenue to 15.2 percent from 14.2 percent in 2000.

Interest expense decreased from the prior year, primarily due to lower debt levels reflecting strong cash flows and the use of funds received on the sale of receivables to pay down revolving bank credit debt. Interest income decreased primarily reflecting a reduced level of investment gains realized on the American Home Shield investment portfolio. Minority interest and other expense/income was $7 million below the comparable period last year due to: minority interest expense related to the equity security issued in the Allied Bruce acquisition, the discount from the Company's sale of receivables, and reduced minority interest income related to the ServiceMaster Home Service Center venture.

FINANCIAL POSITION

Net cash provided from operations of $247 million was $125 million higher than the first six months of 2000. The significant increase reflects the sale of $100 million of accounts receivable through the Company's securitization program and lower working capital usage which provided $57 million in cash flow. Cash from operations excluding the benefit from the sale of receivables increased 20 percent to the highest level in the Company's history for the first half of the year. This result was due to strong working capital management, reflecting improved receivable collections and days sales outstanding in the landscape operations and growth in customer prepayments in the lawn care operations, and the Terminix and American Home Shield companies. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Debt levels decreased primarily reflecting the proceeds from the accounts receivable securitization financing program and strong cash flows. As a result of the ongoing cash flow strength of the Company, debt levels have been reduced over the last four consecutive quarters to the lowest level in two years. The Company is party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios, and net worth. The Company is in compliance with the covenants related to these debt agreements.

The Company has a bank revolving credit facility which is scheduled to mature within the next twelve months. The outstanding amounts under the facility have been classified as current debt maturities even though the Company expects to enter into a replacement facility that is expected to meet its credit needs.

Accounts receivable decreased from year-end levels, reflecting the sale of receivables through the securitization financing program and improved collections and days sales outstanding at several companies. Inventories increased over year-end levels as a result of normal seasonal build-ups in the lawn care operations.

Prepaids and other assets have increased from year-end reflecting the seasonality in the lawn care operations and the increased volume of contracts written at Terminix and American Home Shield. The lawn care operations defer marketing and other costs that are incurred earlier in the year, but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. In addition, the Company capitalizes sales commission and other direct contract acquisition costs relating to termite baiting and pest contracts as well as home warranty agreements.

Deferred   revenues  grew   significantly   reflecting   increases  in  customer
prepayments for lawn care services and termite renewals and strong growth in warranty contracts written at American Home Shield.

Capital expenditures which include recurring capital needs and information technology projects are below prior year levels reflecting fewer large-scale technology projects. The Company has no material capital commitments at this time.

The increase in the minority interest liability primarily reflects the acquisition of the Allied Bruce Terminix Companies, in which the consideration included an equity interest in the Terminix subsidiary which is exchangeable into eight million ServiceMaster common shares.

In February 2001, Kleiner Perkins, the Company's minority partner in ServiceMaster Home Service Center (formerly WeServeHomes.com), exercised a warrant to purchase additional capital stock for $5 million, and the Company purchased additional capital stock for $10 million. The Company currently has an 81 percent ownership interest in ServiceMaster Home Service Center and Kleiner Perkins has an 18 percent interest. Kleiner Perkins also has a warrant to purchase additional capital stock for $6.5 million.

Total shareholders' equity was $1.2 billion at June 30, 2001, approximately the same level as year end, reflecting earnings offset by cash dividends. Cash dividends paid directly to shareholders totaled $60 million, or $.20 per share, for the six months ended June 30, 2001. In July 2000, the Company announced that its Board of Directors authorized $350 million for a share repurchase program. The Company purchased approximately $136 million of its shares in 2000 subsequent to the authorization. The Company has not undertaken material share repurchases in 2001. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's commitment to maintain investment grade ratings, general business conditions, and other strategic investment opportunities.

In June 2001,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". See Note 4 to the Consolidated Financial Statements for additional discussion of these statements.

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

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial, administrative and regulatory proceedings which involve both private parties and governmental authorities. As of August 1, 2001, these proceedings included general and commercial liability actions and a small number of environmental proceedings.

     RAY D. MARTIN V. SERVICEMASTER. In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster Management Services, filed a lawsuit in the State Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J). The complaint, as originally filed, contended that ServiceMaster had not paid Mr. Martin the full amount of commission due to him on a sale in which he was involved. In the course of the pre-trial proceedings, the trial court entered a default judgment against ServiceMaster, thereby leaving only the question of damages to be considered at the trial. At trial in September 1999, a jury awarded the plaintiff compensatory damages and fees of approximately $1 million and punitive damages of $135 million. In October 1999, ServiceMaster filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. On June 1, 2000 the trial court entered a new judgment in the amount of $461,440 in compensatory damages and $45 million in punitive damages, as well as amounts for attorneys' fees and interest. ServiceMaster appealed and Mr. Martin cross-appealed. The appeals have been fully briefed. ServiceMaster believes that the award of $45 million in punitive damages is not supported by the facts of the case or by applicable state law and that the judgment will be reversed by the court of appeals. The court of appeals must issue its decision by the end of the 2001. Under Georgia law, a judgment accrues interest at the rate of 12% per annum. ServiceMaster continues to be unable to reasonably estimate the ultimate outcome of this case, and accordingly, minimal expense has been recorded. If the existing judgment is sustained, or if the original judgment is reinstated (which is not anticipated by ServiceMaster), then it would be likely that ServiceMaster's results of operations for a particular year may be materially adversely affected. However, ServiceMaster believes, based on advice from legal counsel, that the ultimate outcome of this litigation is not expected to have a material adverse effect on ServiceMaster's financial condition or results of operations.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On May 10, 2001, ServiceMaster sold to Jonathan P. Ward, President and Chief Executive Officer of ServiceMaster, a 5.50% convertible debenture due May 10, 2011 with a face amount equal to $1,083,000. The debenture becomes convertible into 20,000 shares of common stock of ServiceMaster on December 31 of each of the years 2001 through 2005. The debenture was sold pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933. ServiceMaster financed 50% of the purchase price of the debenture with a full recourse loan of $541,500 to Mr. Ward.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)      The 2001 Annual Meeting of Shareholders was held on April 27, 2001.

(b)      The following persons are elected as Class of 2004 directors:


Name                              Votes For    Votes Withheld   Broker Non-Votes
                                 -----------   --------------   ----------------
Brian Griffiths                  249,427,709      4,545,584          N/A
Sidney E. Harris                 249,883,276      4,090,017          N/A
James D. McLennan                250,077,132      3,896,161          N/A
C. William Pollard               244,464,129      9,509,164          N/A
Donald G. Soderquist             249,463,277      4,510,016          N/A

No votes were cast for any other nominee for directors. The Class of 2002 directors continuing in office are Paul W. Berezny, Carlos H. Cantu, Vincent C. Nelson, Charles W. Stair, and Jonathan P. Ward. The Class of 2003 continuing in office are: Glenda A. Hatchett, Herbert P. Hess, Michele M. Hunt, Dallen W. Peterson, and David K. Wessner.

A vote was taken to approve the 2001 Directors Stock Plan as follows:

For                Against            Abstain        Broker Non-votes
-----------       -----------       -----------      ----------------
169,737,530        26,984,461         2,235,884        55,015,418

A vote was taken to ratify the selection of Arthur Andersen LLP to serve as the Company's independent auditor for 2001 as follows:

For                Against            Abstain      Broker Non-votes
-----------      -----------         ---------    ------------------
244,881,556        8,288,928          802,809      N/A

No other matters were submitted to shareholders.

ITEM 6(A):    EXHIBITS


Exhibit No.     Description of Exhibit
-----------     -----------------------
10.1            Letter Agreement with Carlos Cantu dated as of June 1, 2001

10.2            Letter Agreement with Charles Stair dated as of July 1, 2001



ITEM 6(B):    REPORTS ON FORM 8-K

The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2001.