Form 10-Q/A
period 2001-06-30
SERVICEMASTER CO
filed 2001-08-14
CIK 1052045

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

Signature

                                             PART I. FINANCIAL INFORMATION

                                               THE SERVICEMASTER COMPANY
                                           Consolidated Statements of Income
                                         (In thousands, except per share data)


                                                                       Three Months Ended                Six Months Ended
                                                                           June 30,                           June 30,
                                                                       2001           2000            2001          2000
                                                                   ------------   -----------    -----------    -----------
Operating Revenue ..............................................   $ 1,648,941    $ 1,614,695    $ 2,978,603    $ 2,955,579

Operating Costs and Expenses:
Cost of services rendered and products sold.....................     1,265,964      1,225,043      2,337,584      2,309,859
Selling and administrative expenses.............................       264,508        249,435        453,409        418,631
                                                                   -----------    -----------    -----------    -----------
Total operating costs and expenses .............................     1,530,472      1,474,478      2,790,993      2,728,490
                                                                   -----------    -----------    -----------    -----------

Operating Income ...............................................       118,469        140,217        187,610        227,089

Non-operating  Expense (Income):
Interest expense ...............................................        31,825         35,680         66,399         67,545
Interest and investment income..................................        (3,745)        (6,756)        (7,263)       (10,649)
Minority interest and other expense (income), net...............         2,838         (3,422)         1,064         (6,362)
                                                                    -----------    -----------    -----------    -----------

Income before Income Taxes and Extraordinary Item ..............        87,551        114,715        127,410        176,555
Provision for income taxes......................................        36,838         48,400         53,473         74,186
                                                                    -----------    -----------    -----------    -----------
Income before Extraordinary Item................................        50,713         66,315         73,937        102,369

Extraordinary Item - gain on repurchase of bonds, net of
   $4.2 million in income taxes (1).............................           -              -           (6,003)           -
                                                                    -----------    -----------    -----------    -----------

Net Income .....................................................   $    50,713    $    66,315    $    79,940    $   102,369
                                                                   ============   ============   ============   ============

Per Share:(2)
Basic earnings per share, before extraordinary item.............          $.17           $.22           $.25           $.34
Extraordinary gain on repurchase of bonds(1)....................            -              -             .02             -
                                                                   ------------   ------------   ------------   ------------
Basic earnings per share........................................          $.17           $.22           $.27           $.34
                                                                   ============   ============   ============   ============


Diluted earnings per share, before extraordinary item...........          $.17           $.21           $.25           $.33
Extraordinary gain on repurchase of bonds(1)....................            -              -             .02             -
                                                                   ------------   ------------   ------------   ------------
Diluted earnings per share......................................          $.17           $.21           $.27           $.33
                                                                   ============   ============   ============   ============

Dividends per share.............................................          $.10           $.09           $.20           $.18
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



(In thousands, except per share data)                       Three Months                      Three Months
                                                        Ended June 30, 2001                Ended June 30, 2000
                                                   ------------------------------   ------------------------------


                                                    Income      Shares      EPS        Income      Shares     EPS
                                                    ------      ------      ---        ------      ------     ---
Basic earnings per share ......................    $50,713     298,547     $0.17     $  66,315     304,391   $0.22
                                                                           =====                             =====
Effect of dilutive securities, net of tax:
         Options ..............................        -         4,060                     -         4,084
         Convertible securities ...............      1,191       8,157                     -           -
                                                  --------     -------               ---------     --------

Diluted earnings per share ....................    $51,904     310,764     $0.17     $  66,315     308,475   $0.21
                                                   =======     =======     =====     =========     =======   =====




                                                               Six Months                       Six Months
                                                          Ended June 30, 2001              Ended June 30, 2000
                                                    ------------------------------  ------------------------------

                                                    Income      Shares      EPS        Income      Shares     EPS
                                                    ------      ------      ---        ------      ------     ---
Basic earnings per share ......................    $79,940     298,170     $0.27     $ 102,369     305,030   $0.34
                                                                           =====                             =====
Effect of dilutive securities, net of tax:
         Options ..............................        -         3,973                     -         4,277
         Convertible securities ...............      2,383       8,157                     -           -
                                                  --------     -------               ---------     --------

Diluted earnings per share ....................    $82,323     310,300     $0.27     $ 102,369     309,307   $0.33
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




(In thousands)                                        THREE MONTHS          THREE MONTHS           SIX MONTHS           SIX MONTHS
                                                     ENDED JUNE 30,        ENDED JUNE 30,         ENDED JUNE 30,      ENDED JUNE 30,
                                                          2001                  2000                   2001                2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE:
TruGreen .................................           $   475,059           $   468,707            $   733,379          $   731,763
Terminix .................................               227,321               200,063                421,991              364,996
Home Maintenance
    and Improvement ......................               353,220               317,069                644,233              573,949
Management Services ......................               480,932               471,802                954,162              941,081
Other Operations .........................               112,409               157,054                224,838              343,790
                                                     -----------           -----------            -----------          -----------

TOTAL OPERATING REVENUE ..................           $ 1,648,941           $ 1,614,695            $ 2,978,603          $ 2,955,579
                                                     -----------           -----------            -----------          -----------

OPERATING INCOME:
TruGreen .................................           $    48,162           $    58,716            $    65,119          $    90,955
Terminix .................................                34,623                30,555                 60,029               51,082
Home Maintenance
    and Improvement ......................                32,920                30,527                 52,937               49,574
Management Services ......................                13,759                14,734                 28,450               31,210
Other Operations .........................               (10,995)                5,685                (18,925)               4,268
                                                     -----------           -----------            -----------          -----------

TOTAL OPERATING INCOME ...................           $   118,469           $   140,217            $   187,610          $   227,089
                                                     -----------           -----------            -----------          -----------

CAPITAL EMPLOYED:
TruGreen .................................            $1,458,529            $1,563,610
Terminix .................................               593,783               521,708
Home Maintenance
    and Improvement ......................               677,263               627,158
Management Services ......................                74,050               138,096
Other Operations .........................               182,530               315,063
                                                      ----------            ----------
TOTAL CAPITAL EMPLOYED ...................            $2,986,155            $3,165,635
                                                      ----------            ----------

IDENTIFIABLE ASSETS:
TruGreen .................................            $1,595,735            $1,711,622
Terminix .................................               797,145               705,658
Home Maintenance
    and Improvement ......................             1,042,942               967,010
Management Services ......................               148,233               237,478
Other Operations .........................               508,112               555,351
                                                      ----------            ----------
TOTAL IDENTIFIABLE ASSETS ................            $4,092,167            $4,177,119
                                                      ----------            ----------


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