Form 10-Q
period 2001-09-30
SERVICEMASTER CO
filed 2001-11-14
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                    FORM 10-Q



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001
                                                           ---------

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
         -------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 300,197,062 shares of common stock on November 7, 2001.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -


PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income for the three and nine
 months ended September 30, 2001 and September 30, 2000                        2

Consolidated Statements of Financial Position
   as of September 30, 2001 and December 31, 2000                              3

Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2001 and September 30, 2000                             4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
   and Results of Operations                                                  10


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings                                                    17

Item 6:  Exhibits and Reports on Form 8-K                                     17

Signature                                                                     18

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                            Three Months Ended               Nine Months Ended
                                                                              September 30,                    September 30,
                                                                        2001              2000             2001             2000
                                                                 ----------------   ----------------   -------------   -------------

OPERATING REVENUE ..............................................     $ 1,129,088      $ 1,114,216      $ 3,153,529      $ 3,128,714

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ....................         801,939          798,149        2,271,454        2,262,531
Selling and administrative expenses.............................         238,126          218,245          633,892          572,482
                                                                     -----------      -----------      -----------      -----------
Total operating costs and expenses .............................       1,040,065       1,016,394         2,905,346        2,835,013
                                                                     -----------      -----------      -----------      -----------

OPERATING INCOME ...............................................          89,023           97,822          248,183          293,701

NON-OPERATING  EXPENSE (INCOME):
Interest expense ...............................................          30,948           35,503           97,347          103,048
Interest and investment income .................................          (7,409)          (9,026)         (14,672)         (19,675)
Minority interest and other expense (income), net ..............           2,248           (2,700)           3,312           (9,062)
                                                                     -----------      -----------      -----------      -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..........          63,236           74,045          162,196          219,390
Provision for income taxes......................................          27,716           32,318           69,951           94,176
                                                                     -----------      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS ..............................          35,520           41,727           92,245          125,214

Income from discontinued segment (Management Services),
    net of income taxes ........................................          10,603            9,059           27,815           27,941
Extraordinary Item - gain on repurchase of bonds, net of
   $4.2 million in income taxes (1) ............................             -                -              6,003              -
                                                                     -----------      -----------      -----------      -----------

NET INCOME .....................................................     $    46,123      $    50,786      $   126,063      $   153,155
                                                                     ===========      ===========      ===========      ===========


PER SHARE:(2)
Basic earnings per share from continuing operations ............     $       .12      $       .14      $       .31      $       .41
Basic earnings per share from discontinued operations ..........             .03              .03              .09              .09
Extraordinary gain on repurchase of bonds (1) ..................              -                -               .02               -
                                                                     -----------      -----------      -----------      -----------
Basic earnings per share .......................................     $       .15      $       .17      $       .42      $       .50
                                                                     ===========      ===========      ===========      ===========


Diluted earnings per share from continuing operations ..........     $       .12      $       .14      $       .31      $       .41
Diluted earnings per share from discontinued operations ........             .03              .03              .09              .09
Extraordinary gain on repurchase of bonds (1)...................              -                -               .02               -
                                                                     -----------      -----------      -----------      -----------
Diluted earnings per share .....................................     $       .15      $       .17      $       .42      $       .50
                                                                     ===========      ===========      ===========      ===========

Dividends per share ............................................     $       .10      $       .10      $       .30      $       .28
                                                                     ===========      ===========      ===========      ===========






(1) During the first quarter the Company paid approximately $35 million to purchase a portion of its public debt securities. As a result, the Company recognized an after-tax extraordinary gain on the early extinguishment of debt of approximately $6 million.

(2) Basic earnings per share are calculated based on 298,925 shares and 301,594 shares for the three months ended September 30, 2001 and 2000, respectively, and 298,425 and 303,876 shares for the nine months ended September 30, 2001 and 2000, respectively. Diluted earnings per share are calculated based on 312,524 and 303,363 shares for the three months ended September 30, 2001 and 2000, respectively, and 311,044 and 307,317 shares for the nine months ended September 30, 2001 and 2000, respectively.

                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       THE SERVICEMASTER COMPANY
                             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                            (IN THOUSANDS)


                                                                                                                 As of
ASSETS                                                                                            September 30,         December 31,
                                                                                                       2001                  2000
                                                                                                 ---------------      --------------
CURRENT ASSETS:
Cash and cash equivalents ................................................................         $    49,203          $    61,115
Marketable securities ....................................................................              60,837               56,531
Receivables less allowance of $32,781 and $31,633, respectively ..........................             470,712              446,797
Inventories ..............................................................................              84,059               76,440
Prepaid expenses and other assets ........................................................             181,342              146,803
Deferred taxes and tax receivables .......................................................              49,280               70,346
                                                                                                   -----------          -----------
       Total Current Assets ..............................................................             895,433              858,032
                                                                                                   -----------          -----------

PROPERTY AND EQUIPMENT:
   At cost ...............................................................................             535,193              526,465
   Less: accumulated depreciation ........................................................             308,905              286,700
                                                                                                   -----------          -----------
     Net property and equipment ..........................................................             226,288              239,765
                                                                                                   -----------          -----------

Intangible assets, primarily trade names and goodwill,
  net of accumulated amortization of $484,832 and $422,899 respectively ..................           2,561,766            2,478,773
Investment in discontinued segment .......................................................              57,026              112,257
Notes receivable, long-term securities, and other assets .................................             140,073              148,663
                                                                                                   -----------          -----------
       Total Assets ......................................................................         $ 3,880,586          $ 3,837,490
                                                                                                   ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .........................................................................         $   125,594          $   139,480
Income taxes payable .....................................................................              76,274                1,235
Accrued liabilities ......................................................................             222,985              208,654
Deferred revenues ........................................................................             356,316              311,699
Current portion of long-term obligations .................................................             245,548               61,360
                                                                                                   -----------          -----------
       Total Current Liabilities .........................................................           1,026,717              722,428
                                                                                                   -----------          -----------

Long-Term Debt ...........................................................................           1,365,567            1,756,757
Deferred Tax Liability ...................................................................             114,947              115,184
Other Long-Term Obligations ..............................................................              76,757               75,247
Minority Interest ........................................................................             108,532                5,933

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
     and outstanding 300,126 and 298,474 shares, respectively ............................               3,001                2,985
Additional paid-in capital ...............................................................           1,023,573            1,030,399
Retained earnings ........................................................................             338,349              301,207
Accumulated other comprehensive income ...................................................             (19,123)              (2,479)
Restricted stock .........................................................................              (1,400)              (1,829)
Treasury stock ...........................................................................            (156,334)            (168,342)
                                                                                                   -----------          -----------
       Total shareholders' equity ........................................................           1,188,066            1,161,941
                                                                                                   -----------          -----------
       Total Liabilities and Shareholders' Equity ........................................         $ 3,880,586          $ 3,837,490
                                                                                                   ===========          ===========




                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                       THE SERVICEMASTER COMPANY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                           2001             2000
                                                                                                       ------------     -----------


CASH AND CASH EQUIVALENTS AT JANUARY 1 .......................................................         $  61,115          $  69,177

CASH FLOWS FROM OPERATIONS:
NET INCOME ...................................................................................            98,248            125,214
      Adjustments to reconcile net income to net cash flows from operations:
        Depreciation .........................................................................            43,384             45,783
        Amortization .........................................................................            61,933             58,085
     Tax refund from prior years payments ....................................................            21,000             39,000
     Deferred income taxes ...................................................................            77,538             61,046
         Change in working capital, net of acquisitions:
            Receivables ......................................................................           (66,856)           (71,439)
            Sale of receivables ..............................................................            92,500               --
            Inventories and other current assets .............................................           (38,245)           (28,646)
            Accounts payable .................................................................           (12,173)           (11,015)
            Deferred revenues ................................................................            45,064              8,091
            Accrued liabilities ..............................................................            13,190            (37,068)
         Other, net ..........................................................................             1,897                431
                                                                                                       ---------          ---------
NET CASH PROVIDED FROM OPERATIONS ............................................................           337,480            189,482
                                                                                                       ---------          ---------

 MEMO:  NET CASH PROVIDED FROM OPERATIONS (EXCLUDING SALE OF RECEIVABLES) ....................           244,980            189,482

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions .....................................................................           (37,644)           (47,491)
      Sale of equipment and other assets .....................................................             8,324              5,950
      Business acquisitions, net of cash acquired ............................................          (123,298)          (129,456)
      Proceeds from business sales and minority interests ....................................           111,796             49,345
      Notes receivable, financial investments and securities .................................           (18,449)           (17,723)
                                                                                                       ---------          ---------
NET CASH USED FOR INVESTING ACTIVITIES .......................................................           (59,271)          (139,375)
                                                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (payments) ..............................................................          (246,123)           100,815
      Purchase of ServiceMaster stock ........................................................            (1,308)          (109,617)
      Shareholders' dividends ................................................................           (88,921)           (85,810)
      Other ..................................................................................             8,449              9,931
                                                                                                       ---------          ---------
NET CASH USED FOR FINANCING ACTIVITIES .......................................................          (327,903)           (84,681)
                                                                                                       ---------          ---------

                                                                                                       ---------          ---------
CASH PROVIDED FROM DISCONTINUED SEGMENT ......................................................            37,782             34,178
                                                                                                       ---------          ---------

CASH DECREASE DURING THE PERIOD ..............................................................           (11,912)              (396)
                                                                                                       ---------          ---------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 ....................................................         $  49,203          $  68,781
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

NOTE 2: On October 3, 2001, the Company's Board of Directors approved a series of actions (the "Restructuring") related to the strategic review of its portfolio of businesses that commenced earlier in the year. The Company's Board of Directors approved an agreement to sell the Company's Management Services business to Aramark Corporation (Aramark) for $800 million. The all cash transaction is expected to close by year end after obtaining regulatory clearance. The Company expects to report an after-tax accounting gain of approximately $385 million from this sale. In accordance with generally accepted accounting principles the Management Services segment is reflected as a discontinued operation in the accompanying consolidated financial statements. In the consolidated statements of income, the Management Services segment's operating results have been eliminated from continuing operations and have been presented as a single line in net income and earnings per share. The segment's assets and liabilities have been eliminated from continuing operations in the consolidated statements of financial position and have been recorded as a net investment in the segment. The investment reflects net accounts receivable sold through the securitization program in 2001. In conjunction with the pending sale of the Management Services segment, in October 2001, the Company repurchased approximately $40 million of receivables sold to a third party. The consolidated statements of cash flows reflect all cash provided from the discontinued segment except for proceeds from the sale of receivables through the securitization program which are included in the "Sale of Receivables" line in the cash flow statement. As part of the Management Services sale, the Company also sold to Aramark its headquarters facilities located in Downers Grove, Illinois.

Also on October 3, 2001, the Company's Board of Directors approved the exit of certain non-strategic and unprofitable businesses including TruGreen LandCare Construction and Certified Systems Inc., as well as certain other small operations. The Company expects to record a non-recurring after-tax restructuring charge in the fourth quarter of 2001 in the range of $300 million to $365 million, related primarily to goodwill and asset impairments. Approximately $45 million of the charge is expected to result in future cash payments for items such as severance, lease termination costs and loss contracts. The Company expects to complete its exit from these businesses during the first half of 2002. See additional discussion of the Restructuring in the Management Discussion and Analysis section.

On October 30, 2001, the Company closed the sale of certain subsidiaries of its European pest control and property services operations to Nordic Capital for $101 million, consisting of $94 million in cash and $7 million in seller financing. The net impact of this transaction is not material to the consolidated statements of income. The Company continues to provide pest control services in the United Kingdom and Ireland.

As a result of the Restructuring, the Company anticipates dilution of $.01 per share in the fourth quarter of 2001 under current accounting standards and of $.06 per share in 2002, following the adoption of SFAS 142 ("Goodwill and Other Intangible Assets"). In addition, the Company expects that the earnings per share equivalent of amortization expense eliminated under SFAS 142 would be $.16 in 2002.

NOTE 3: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. In the opinion of the Company, all adjustments necessary to present fairly the financial position of The ServiceMaster Company as of September 30, 2001 and December 31, 2000, and the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000 have been included. The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

NOTE 4: In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. The Company's interpretation of the requirements of SAB No. 101 resulted in changes to the Company's accounting policies for revenue recognition on sales of its termite baiting contracts. These changes were adopted in the fourth quarter of 2000, however, as required by SAB No. 101, the impact of adoption was retroactively recorded as of January 1, 2000 which required the third quarter and nine month 2000 financial information to be restated to incorporate this accounting change.

NOTE 5: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 requires that for fiscal years beginning after December 31, 2001 existing goodwill will no longer be subject to amortization. Rather goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company has not yet concluded its impairment assessments nor has it determined the effect of applying the impairment provisions of SFAS 142. Goodwill amortization expense which would be eliminated under SFAS 142 was $.04 per diluted share for both the three month periods ended September 30, 2001 and 2000 and $.12 per diluted share for both the nine month periods ended September 30, 2001 and 2000. For 2002, the amortization expense that would be eliminated under SFAS 142 is estimated to be $.16 per diluted share.

NOTE 6: Basic earnings per share from continuing operations includes no dilution from options, debentures or other financial instruments and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share from continuing operations reflects the potential dilution of convertible securities and options to purchase common stock. The following chart reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and denominator of the diluted earnings per share from continuing operations computation.

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Three Months                          Three Months
                                                Ended September 30, 2001              Ended September 30, 2000
                                            --------------------------------       -------------------------------

                                              INCOME       SHARES      EPS           INCOME      SHARES      EPS
                                             --------     --------    -----         --------    --------    -----

 Basic earnings per share,
    from continuing operations                 $35,520     298,925    $0.12          $41,727     301,594     $0.14
                                                                     ========                              ========

 Effect of dilutive securities, net of tax:
    Options                                          -       5,399                          -      1,769
    Convertible securities                       1,195       8,200                          -          -
                                             ----------   ---------                 ----------  ---------

 Diluted earnings per share
     from continuing operations               $36,715     312,524     $0.12          $41,727     303,363     $0.14
                                             ==========   =========  ========       ==========  =========  ========








(IN THOUSANDS, EXCEPT PER SHARE DATA)                        Nine Months                            Nine Months
                                                      Ended September 30, 2001              Ended September 30, 2000
                                                 --------------------------------       -------------------------------

                                                  INCOME       SHARES      EPS           INCOME      SHARES      EPS
                                                 --------     --------    -----         --------    --------    -----

 Basic earnings per share,
    from continuing operations                     $92,245    298,425     $0.31         $125,214     303,876    $0.41
                                                                         ========                              ========

 Effect of dilutive securities, net of tax:
    Options                                             -       4,419                          -       3,441
     Convertible securities                          3,579      8,200                          -           -
                                                 ----------   ---------                 ----------  ---------

 Diluted earnings per share
     from continuing operations                    $95,824     311,044    $0.31          $125,214    307,317    $0.41
                                                 ==========   =========  ========       ==========  =========  ========


NOTE 7: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 is presented in the following table. Tax payments in 2001 include a $21 million tax refund related to tax over-payments in 2000, compared to $39 million of tax refunds received last year. The decrease in tax payments in 2001 is primarily due to lower levels of taxable income and the timing of estimated tax payments in 2001. On January 2, 2001, the Company acquired the largest Terminix franchise, Allied Bruce Terminix Companies. The total consideration of $125 million consisted of a note of $25 million and a minority equity interest in the Terminix subsidiary, which is exchangeable into eight million ServiceMaster common shares. The non-cash transaction is presented in the consolidated statements of cash flows in the "Business acquisitions" line offset by an equal amount in the "Proceeds from business sales and minority interests" line.

                                                          (IN  THOUSANDS)
                                                           2001        2000
                                                        ---------   ---------
CASH  PAID  OR  (RECEIVED) FOR:
Interest expense......................................  $ 106,645   $ 108,220
Interest and dividend  income.........................  $ (6,659)   $  (7,647)
Income taxes..........................................  $ (7,277)   $   9,836


NOTE 8: Total comprehensive income was $41.1 million and $45.4 million for the three months ended September 30, 2001 and 2000, respectively, and $109.8 million and $158.2 million for the nine months ended September 30, 2001 and 2000, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and translation balances.

NOTE 9: At the end of the first quarter of 2001, the Company entered into an agreement to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding Company LLC which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding Company LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. Amounts sold to the purchasers under this agreement include certain of the accounts receivable from the Company's TruGreen, Terminix and Management Services segments. The agreement is a 364-day facility renewable at the option of the purchasers.

Through September 30, 2001, $1.424 billion of net accounts receivable had been sold to ServiceMaster Funding Company LLC. ServiceMaster Funding Company LLC in turn sold an undivided interest to Falcon Asset Securitization Corporation under this agreement. Approximately $1.258 billion of these receivables have been collected. The amount of the retained interest in the receivables was $41 million as of September 30, 2001 and is classified as accounts receivable in the Consolidated Statements of Financial Position. The $92.5 million of cash proceeds relating to outstanding receivables sold under this agreement was used to pay down bank revolving credit debt.

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

The Company, as agent for the purchaser, retains servicing responsibilities for the sold receivables. The fees received by the Company for these services during the quarter and nine months ended September 30, 2001, were at fair market value, therefore, no related assets or liabilities have been recorded. The loss on the Company's sale of receivables totaled $1.0 million for the quarter and $2.8 million for the nine months ended September 30, 2001 and is included in "Minority interest and other expense (income), net" in the Consolidated Statements of Income.

In October 2001, the Company's Management Services segment repurchased approximately $70 million of net receivables previously sold to ServiceMaster Funding Company LLC and ServiceMaster Funding LLC repurchased approximately $40 million of receivables from Falcon Asset Securitization Corporation.

NOTE 10: The Company has a bank revolving credit facility which expires April, 2002. Because the facility is scheduled to mature within the next twelve months, outstanding amounts under the facility as of September 30, 2001 have been classified as current debt maturities. The Company expects to enter into a replacement facility in an amount that is expected to meet its revolving credit facility needs prior to the maturity of the existing facility.

NOTE 11: In conjunction with the pending sale of Management Services to Aramark, on November 5, 2001, the Company repaid its $70 million 6.65% senior notes due January 31, 2004. In connection with the repayment, the Company paid a make-whole premium of approximately $4.2 million that will be recorded in the fourth quarter as an extraordinary loss on the early extinguishment of debt.

NOTE 12: The continuing business of the Company is primarily conducted through three operating segments: TruGreen, Terminix, and Home Maintenance and Improvement. In accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), the Company's reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. As a result of the decision to exit the LandCare Construction business, the results of these operations are now included in the Other Operations segment. The Terminix segment provides termite and pest control services to residential and commercial U.S. customers. The Home Maintenance and Improvement segment includes American Residential Services, American Home Shield, ServiceMaster Clean and Merry Maids. This segment provides heating, ventilation and air conditioning, plumbing, disaster restoration and cleaning services to residential and commercial customers as well as home warranties to consumers.

The Other Operations segment includes entities that are managed separately from the three major units and aggregated together in accordance with SFAS 131 due to their size, developmental nature or as a result of a decision to discontinue the underlying business. This segment includes ServiceMaster Home Service Center (formerly WeServeHomes.com), a joint venture initiative that provides customers with the ability to purchase all of the Company's services through a single point of contact; the Company's international operations which include the retained Terminix operations in the United Kingdom and Ireland; and the Company's headquarters operations. This segment also includes certain non-core businesses that the Company is exiting or has sold including TruGreen LandCare Construction; Certified Systems Inc.; and certain European pest control and property services operations. Segment information as of and for the three months and nine months ended September 30, 2001 and 2000 is presented on the following page.



(IN THOUSANDS)                                      THREE MONTHS            THREE MONTHS        NINE MONTHS           NINE MONTHS
                                                   ENDED SEPTEMBER        ENDED SEPTEMBER     ENDED SEPTEMBER       ENDED SEPTEMBER
                                                         30,                    30,                 30,                    30,
                                                        2001                   2000                 2001                  2000
----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE:
TruGreen                                            $  415,810            $   414,844            $1,078,603            $1,068,878
Terminix                                               212,080                190,848               634,071               555,844
Home Maintenance
    and Improvement                                    350,238                332,751               994,471               906,700
Other Operations                                       150,960                175,773               446,384               597,292
----------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUE                             $1,129,088            $ 1,114,216            $3,153,529            $3,128,714
----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME:
TruGreen                                            $   51,794            $    59,933             $ 125,835             $ 145,488
Terminix                                                21,195                 19,056                81,224                70,138
Home Maintenance
    and Improvement                                     30,411                 29,005                83,348                78,579
Other Operations                                       (14,377)               (10,172)              (42,224)                 (504)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME                              $   89,023             $   97,822             $ 248,183             $ 293,701
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL EMPLOYED:
TruGreen                                            $1,122,586             $1,211,064
Terminix                                               578,793                526,912
Home Maintenance
    and Improvement                                    668,048                635,368
Other Operations &
    Discontinued Segment                               538,286                727,643
---------------------------------------------------------------------------------------
TOTAL CAPITAL EMPLOYED                              $2,907,713             $3,100,987
---------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
TruGreen                                            $1,205,695             $1,310,573
Terminix                                               781,869                705,406
Home Maintenance
    and Improvement                                  1,041,620                983,298
Other Operations &
    Discontinued Segment                               851,402                925,505
---------------------------------------------------------------------------------------
TOTAL IDENTIFIABLE ASSETS                           $3,880,586             $3,924,782
---------------------------------------------------------------------------------------



NOTE 13: In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which amends certain requirements of the previously issued pronouncement on asset impairment, Statement of Financial Accounting Standards No. 121. The primary impact this statement may have on the Company is that SFAS 144 expands the definition of a discontinued operation as previously defined by Accounting Principles Board Opinion No. 30. As such, in connection with its portfolio review, management is evaluating the impact this statement will have on its planned dispositions.

                       MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF THE COMPANY'S PORTFOLIO REVIEW AND STRATEGIC ACTIONS

PORTFOLIO REVIEW

On October 3, 2001, the Company's Board of Directors approved a series of strategic actions (the "Restructuring") which were the culmination of an extensive portfolio review process that was initiated in the first quarter. The goal of the portfolio review was to increase shareholder value by creating a focused and aligned company that provides the greatest return and growth potential. The Company's Board of Directors approved an agreement to sell the Management Services business to Aramark Corporation (Aramark) for $800 million, which is expected to result in net after-tax cash proceeds of approximately $600 million. The Management Services business provides a variety of supportive management services to institutional healthcare, education, and commercial facilities. The all-cash transaction is expected to close by year end after obtaining regulatory clearance. The Company expects to report an after-tax accounting gain of approximately $385 million from this sale. As part of the sale of Management Services, the Company also agreed to sell to Aramark its headquarters facilities located in Downers Grove, Illinois.

Also on October 3, 2001, the Company's Board of Directors approved the exit of certain non-strategic and unprofitable businesses including TruGreen LandCare Construction and Certified Systems Inc. (CSI), as well as certain other small operations. The Company expects to record a non-recurring after-tax charge in the fourth quarter of 2001 in the range of $300 million to $365 million, related primarily to goodwill and asset impairments.

The Company expects to complete its exit from these businesses during the first half of 2002. Approximately 80 percent of the total charge relates to the wind-down of the TruGreen LandCare Construction operations. The Company has sold certain TruGreen LandCare Construction operations to Environmental Industries, Inc. (EII) and has entered into an agreement with EII to manage the current backlog of TruGreen LandCare Construction contracts. In addition, relating to the discontinuance of CSI (the Company's professional employer organization), the Company has sold all of its customer contracts to AMS Staff Leasing, N.A., Inc. and is in the process of winding-down CSI's remaining operations.

Approximately $45 million of the charge is expected to result in future cash payments for items such as severance, lease termination costs and loss contracts. The remaining amount of the charge is expected to consist of goodwill and asset impairments. Throughout the fourth quarter, management will be completing its review and assessment of the future cash flows of these businesses. Specifically, the Company's measure for goodwill impairment utilizes a discounted cash flow methodology whereby the present value of future expected cash flows of a business is compared to its book value. The impairment charge estimates the excess of the book value over the present value of expected cash flows of certain businesses. Management also believes that the decision to exit the businesses will impair its ability to receive the value currently on the books for certain assets including accounts receivable, inventory and fixed assets.

On October 30, 2001, the Company closed the sale of certain subsidiaries of its European pest control and property services operations for $101 million, consisting of $94 million in cash and $7 million in seller financing. The net impact of this transaction is not material to the consolidated statements of income. The Company continues to provide pest control services in the United Kingdom and Ireland.

The net cash proceeds from the Restructuring (which includes all of the above items) is estimated to be approximately $648 million. These net cash proceeds will be used in the near term to reduce outstanding debt.

As a result of the Restructuring, the Company anticipates dilution in earnings per share of $.01 for the fourth quarter of 2001 under current accounting standards related to goodwill amortization. Earnings per share dilution for 2002 with the adoption of SFAS 142 ("Goodwill and Other Intangible Assets") is estimated to be $.06. In addition, the Company expects that the earnings per share equivalent of amortization expense eliminated under SFAS 142 would be $.16 in 2002.

The Restructuring reflects a major realignment in the Company's strategy and goals. Management believes that these changes will result in a more focused enterprise with significantly improved prospects for long-term top and bottom line growth and improving return on invested capital. These actions recognize that the Company is in a unique position to serve the residential consumer in U.S. markets. The sale of Management Services significantly strengthens the Company's financial flexibility, providing greater latitude to invest in its strong brands in growing consumer markets.

The following table provides summarized financial information for the three and nine month periods ended September 30, 2001 on a pro forma basis assuming the Restructuring had occurred at the beginning of the year.




    (IN THOUSANDS, EXCEPT PER SHARE DATA)                  Three Months Ended
                                                            September 30, 2001
                                         -----------------------------------------------------
                                                         Management
                                           Reported      Services       Other (1)      Pro forma
                                         -------------- -----------   -------------   -----------

    Revenue                                $ 1,129,088    Note (2)     $(129,274)       $999,814


    Operating Income
                                                89,023    Note (2)         1,052          90,075

    Non-operating Expense  (primarily
    interest)                                   25,787    Note (2)        (9,220)         16,567

    Net Income
                                                46,123    (10,603)         6,472          41,992

    Diluted Earnings Per Share
                                                  0.15      (0.03)          0.02            0.14

    AMORTIZATION EXPENSE AFTER-TAX (3)          12,435          -         (1,750)         10,685

    EARNINGS PER SHARE EQUIVALENT                 0.04          -          (0.01)           0.03

    Prior Year Diluted Earnings Per
    Share                                         0.17      (0.03)          0.01            0.15




                                                          Nine Months Ended
                                                          September 30, 2001
                                         -----------------------------------------------------
                                                        Management
                                           Reported      Services    Other (1)     Pro forma
                                         -------------- ----------- -------------  -----------

    Revenue                                $ 3,153,529    Note (2)    $ (385,726)   $2,767,803


    Operating Income                           248,183    Note (2)         8,749       256,932


    Non-operating Expense (primarily
    interest)                                   85,987    Note (2)       (27,660)       58,327

    Net Income                                 126,063    (27,815)        22,789       121,037


    Diluted Earnings Per Share                    0.42      (0.09)          0.07          0.40


    AMORTIZATION EXPENSE AFTER-TAX (3)          37,062          -         (5,240)       31,822

    EARNINGS PER SHARE EQUIVALENT                 0.12          -          (0.02)         0.10

    Prior Year Diluted  Earnings Per
    Share                                         0.50      (0.09)          0.03          0.44




(1) "Other" includes operations that are being sold or discontinued and interest on the proceeds from the sale of the Management Services segment that are used to pay down debt balances.

(2) Management Services' revenue and operating income have been eliminated from the reported income statement.

(3) After-tax amortization expense represents the increase in earnings per share expected by the adoption of SFAS 142.


STRATEGIC ACTIONS

In the first quarter of 2001, the Company announced that it will implement operational imperatives to focus on ways to improve the quality of service, customer retention and employee loyalty. The Company has begun implementing Six Sigma, with a broadening rollout of the program expected to occur over a twelve to twenty-four month period. Six Sigma is a continuous improvement methodology that drives improved business results. The Company has identified team leaders across the Company and in November hired a senior executive who will have overall responsibility for the implementation of Six Sigma. The Company has engaged a recognized leader in customer and employee data collection to assist in its effort in measuring and analyzing customer and employee satisfaction.


RESULTS OF OPERATIONS

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

The events of September 11th and the already weakened economy contributed to earnings pressure during the quarter by bringing caution and changes in consumer buying behavior. Although the potential effects in ServiceMaster's business will primarily be based on longer-term economic trends, some are beginning to be seen including customers deferring the replacement of HVAC units, a reduced propensity of landscape and lawn care customers to purchase enhancements, and increased skips in maid service. Although certain areas of the Company experienced heavily dampened sales and renewal activity in September, the Company is already seeing much of the activity come back. The home services market has proven to be very resilient and management believes that families view home services less discretionary than ever before. The stability of the Company's recurring base of business results in more pressure on new sales in an economic downtown, but revenue overall, is not as dramatically affected as in many other sectors of economy.

Revenue for the third quarter totaled $1.13 billion, one percent above the prior year. Revenue growth from businesses that the Company intends to retain was 4 percent for the quarter. Operating income decreased nine percent to $89.0 million, with margins decreasing to 7.9 percent from 8.8 percent. The decline in operating income reflects growth in operating earnings in the Terminix and Home Maintenance and Improvement segments which were offset primarily by earnings pressure in the residential lawn care and commercial landscape construction business. Diluted earnings per share declined to $.15 from $.17 for the quarter, and net income decreased to $46.1 million from $50.8 million.

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscaping services provided under the TruGreen LandCare brand name. This segment's results for both 2001 and 2000 have been adjusted to exclude the TruGreen LandCare Construction business. The Company has announced that it is exiting this business and its financial results are now reported in the Other Operations segment. The TruGreen segment reported revenue of $416 million up slightly from $415 million in the prior year. Operating income decreased 14 percent to $52 million from $60 million last year. Revenue in the lawn care business was slightly below the prior year reflecting a decrease in customer counts, partially offset by the impact of price increases and growth in ancillary (e.g., tree and shrub) services. The lawn care operations experienced a decline in operating margins, primarily due to increased labor costs. Revenue in the landscape maintenance operations increased slightly while operating margins declined modestly. With the wind-down of the construction operations, management is focused on growing margins in the maintenance business through the implementation of plant and material purchasing programs, improved labor productivity and more effective leveraging of overheads. Capital employed decreased 7 percent primarily reflecting improved working capital management as well as the sale of a portion of this segment's accounts receivable.

The Terminix segment, which includes the domestic termite and pest control services, reported an 11 percent increase in revenue to $212 million from $191 million in 2000 and operating income growth of 11 percent to $21 million from $19 million last year. This strong growth reflects the continued migration of the customer base to termite baiting systems, improved branch efficiencies, and the impact of price increases. The results for the quarter benefited from the impact of the acquisition of the Allied Bruce Terminix Companies. This acquisition was completed in January 2001 and continues to exceed management's expectations. On October 3, 2001 the Company completed the acquisition of certain assets of Sears Termite and Pest Control, Inc. The integration of this business is meeting management's expectations and Terminix is experiencing good lead flow from this base of new customers. Overall, the segment has seen a strong improvement in customer retention (in both termite and pest) which is a direct result of customer service and satisfaction initiatives that have been taken at the branch level. Margins for the quarter were comparable to last year, reflecting improved branch-level margins offset by a higher level of incentive expense than last year. Capital employed increased 10 percent primarily due to acquisitions, offset in part by higher prepaid contracts and improved working capital management.

The Home Maintenance and Improvement segment includes heating, ventilation, air conditioning (HVAC), and plumbing services provided under the American Residential Services (ARS), Rescue Rooter, and AMS (for commercial accounts) brand names; home systems and appliance warranty contracts offered through American Home Shield; and disaster restoration and cleaning services provided through the franchised operations, ServiceMaster Clean and Merry Maids. The segment achieved revenue of $350 million, an increase of five percent from $333 million last year. The combined ARS and AMS operations reported revenue consistent with last year, reflecting reduced service call volume for both plumbing and HVAC services, partially offset by acquisitions and price increases. This call volume decline appears to be occurring throughout the industry as a result of the softening of the economy and cooler weather compared to last year. Of all the business in the ServiceMaster portfolio, ARS has the largest mix of non-recurring revenue and, consequently, appears to have been most impacted by the condition of the economy. American Home Shield reported double-digit increases in all major distribution channels which will continue to support revenue growth in the future as revenue on these contracts is recognized. The franchise operations achieved double-digit revenue growth driven by strong increases in the disaster restoration business of ServiceMaster Clean and growth in Merry Maids' branch operations. Operating income for this segment increased five percent to $30 million compared to $29 million in the prior year, while operating income margins were consistent with last year. American Home Shield reported improved margins reflecting a reduced level of claim activity. Margins in the combined ARS operations were negatively impacted by the reduced call volume experienced during the quarter. Management of ARS has taken aggressive action to reduce the cost structure in the business, both at the overhead and technician levels. The franchise operations experienced increased operating efficiencies. Capital employed increased five percent, primarily reflecting acquisitions at ARS.

Other Operations consists of the Company's international operations; ServiceMaster Home Service Center (formerly WeServeHomes.com); the Company's headquarters operations; and certain non-core businesses that the Company has sold, discontinued, or is exiting including TruGreen LandCare Construction and Certified Systems Inc. Revenues and capital employed in the Other Operations segment declined, reflecting the impact of sold or discontinued operations. The decrease in operating income primarily reflects lower earnings in the landscape construction business and increased expenses related to ServiceMaster Home Service Center. Throughout 2000 and until May 2001, the operating losses of ServiceMaster Home Service Center had been allocated to the Company's minority partner in ServiceMaster Home Service Center, Kleiner Perkins, and were offset through minority interest income below the operating income line. In May 2001, the cumulative operating losses of ServiceMaster Home Service Center began exceeding the funding provided by Kleiner Perkins. As a result, the operating losses since May have been absorbed in the accompanying financial statements without an offset at the minority interest income line.

Results from discontinued operations reflect the Company's Management Services segment. These operations reported net income of $11 million for the quarter compared to $9 million last year. Diluted earnings per share from discontinued operations totaled $.03, consistent with last year.

Cost of services rendered and products sold increased slightly for the quarter and decreased as a percentage of revenue to 71.0 percent in 2001 from 71.6 percent in 2000. Selling and administrative expenses increased nine percent and increased as a percentage of revenue to 21.1 percent from 19.6 percent in 2000.

Interest expense decreased from the prior year, primarily due to reduced debt levels from improved cash flows and the sale of certain of the Company's accounts receivable. Interest income decreased primarily due to a lower level of investment gains realized on the American Home Shield investment portfolio. Minority interest and other expense/income reflected $5 million more expense than last year due to: lower minority interest income related to the ServiceMaster Home Service Center venture, minority interest expense related to the equity security issued in the Allied Bruce acquisition, and the loss from the Company's sale of receivables.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER 30, 2000


Revenue for the nine months increased one percent to $3.2 billion. Revenue growth from businesses that the Company intends to retain was six percent for the nine months. Operating income decreased 15 percent to $248.2 million, while margins decreased to 7.9 percent from 9.4 percent. The decline in operating income for the nine months reflects strong growth at the Terminix and Home Maintenance and Improvement segments, offset primarily by lower earnings in the TruGreen and Other Operations segments. Diluted earnings per share for the nine months declined from $.50 to $.42 and net income decreased from $153.2 million to $126.1 million. The 2001 results include a $.02 per share, or $6 million after-tax extraordinary gain recorded in the first quarter resulting from the repurchase of certain ServiceMaster corporate bonds. Excluding this extraordinary item, net income and diluted earnings per share were $120.1 million and $.40, respectively.

The TruGreen segment reported revenue growth of one percent to $1.1 billion, and operating income of $126 million, 14 percent below last year. Revenues in the lawn care business increased modestly over the prior year, reflecting the realization of price increases and growth in ancillary services, partially offset by a decrease in customer counts. The results of the lawn care operations were unfavorably impacted early in the year by winter weather conditions that persisted much later in 2001 than in the prior year, resulting in reduced production levels and lower margins from sub-optimal labor utilization and fixed cost leverage. In addition, early season sales were below expectations resulting in reduced operating margins during the production season as a cost structure was in place to support a higher level of demand. Landscaping services revenues increased slightly over the prior year primarily reflecting an increase in ancillary services. Operating margins in the landscaping operations were lower mainly due to increased sales, marketing, and administrative costs. Cash flows in this segment have been strong, primarily reflecting improved receivable collections in the landscaping business and a higher level of customer prepayments.

The Terminix segment reported a 14 percent increase in revenues to $634 million from $556 million in 2000 and operating income growth of 16 percent to $81 million from $70 million last year. The growth at Terminix reflects the benefit of the Allied Bruce acquisition as well as strong growth in both new termite contracts and termite renewals. The operating margin improvement reflects the continued increased mix of higher margin termite renewals, the impact of price increases, as well as ongoing productivity improvements and overhead efficiencies. Cash flows continue to be strong with a significant improvement over last year.

The Home Maintenance and Improvement segment achieved revenues of $994 million, an increase of 10 percent from $907 million last year. Operating income increased six percent to $83 million compared with $79 million in the prior year. The combined ARS and AMS operations achieved solid revenue growth, reflecting strength in the commercial operations, the impact of acquisitions, as well as price increases. For the nine months, residential plumbing and HVAC services showed solid growth reflecting strong increases in the first quarter, partially offset by lower than expected demand in the second and third quarter, primarily reflecting cooler weather conditions and the softening economic environment. American Home Shield reported double-digit revenue growth continuing its strong growth across all major distribution channels. The franchise operations, ServiceMaster Clean and Merry Maids, achieved double-digit growth, reflecting strong growth in disaster restoration services, the benefit of successful marketing programs, national account relationships, and employee retention initiatives. Operating margins declined from last year primarily due to reduced margins at ARS resulting from decreases in residential service call volume.

Revenues in the Other Operations segment declined reflecting the impact of sold or discontinued operations. Operating income declined due to significantly reduced profitability in the LandCare Construction operations, as well as the impact of certain favorable non-recurring items last year (including a benefit resulting from the resolution of a foreign license agreement and a marketing arrangement that is no longer in place), and higher expenses this year in certain business operations including the ServiceMaster Home Service Center venture. As noted in the three-month comparison, beginning in May 2001, the operating losses of ServiceMaster Home Service Center were no longer allocated to the Company's minority partner, Kleiner Perkins. Consequently, the consolidated results for the nine months ended September 30, 2001 include operating losses of ServiceMaster Home Service Center since May without an offset at the minority interest income line.

The Company's discontinued operations, the Management Services segment, reported net income and diluted earnings per share for the nine months of $28 million and $.09, respectively, consistent with last year.

Cost of services rendered and products sold increased slightly for the nine months and decreased as a percentage of revenue to 72.0 percent in 2001 from
72.3 percent in 2000. Selling and administrative expenses increased 11 percent and increased as a percentage of revenue to 20.1 percent from 18.3 percent in 2000.

Interest expense decreased from the prior year, primarily due to lower debt levels reflecting strong cash flows and the use of funds received on the sale of receivables to pay down bank debt. Interest income decreased primarily due to a lower level of investment gains realized on the American Home Shield investment portfolio. Minority interest and other expense/income reflected $12 million more expense than last year due to: lower minority interest income related to the ServiceMaster Home Service Center venture, minority interest expense related to the equity security issued in the Allied Bruce acquisition, and the discount from the Company's sale of receivables.

FINANCIAL POSITION

Net cash provided from operations for the nine months increased $148 million to $337 million which included the sale of $92.5 million of accounts receivable through the Company's securitization program and a significant reduction in the usage of working capital. Cash from operations excluding the benefit from the sale of receivables increased 29 percent to $245 million, which is two and one-half times reported net income. This result was due to strong working capital management, reflecting improved receivable collections and reduced days sales outstanding in most businesses, but especially from the landscape operations, and growth in prepaid contracts written at the Terminix and American Home Shield companies. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Debt levels decreased primarily reflecting strong cash flows and the proceeds from the accounts receivable securitization financing program. During the first nine months of 2001, the Company reduced its total debt by over $200 million to $1.6 billion, the lowest level since March 1999. As a result of the planned sale of Management Services, the Company anticipates further reductions in the debt levels and projects approximately $1.0 billion of outstanding debt at year end. In conjunction with the pending sale of Management Services to Aramark, on November 5, 2001, the Company repaid its $70 million 6.65% senior notes due January 31, 2004. In connection with the repayment, the Company paid a make-whole premium of approximately $4.2 million that will be recorded in the fourth quarter as an extraordinary loss on the early extinguishment of debt. The Company is party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios, and net worth. The Company is in compliance with the covenants related to these debt agreements.

The Company has a bank revolving credit facility which expires in April 2002. The outstanding amounts under the facility as of September 30, 2001 have been classified as current debt maturities. The Company expects to enter into a replacement facility in an amount that is expected to meet its revolving credit facility needs prior to the maturity of the existing facility. The Company also has $550 million of availability under an S-3 registration statement filed with the Securities and Exchange Commission.

Accounts receivable increased from year-end levels, reflecting general business growth and increased seasonal activity in the major segments, partially offset by the sale of receivables through the securitization financing program and improved collections and days sales outstanding at several companies.
Inventories increased over year-end levels as a result of normal seasonal build-ups in the lawn care operations.

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

Deferred   revenues  grew   significantly   reflecting   increases  in  customer
prepayments for pest control services and strong growth in warranty contracts written at American Home Shield.

Capital expenditures which include recurring capital needs and information technology projects are below prior year levels reflecting fewer large-scale technology projects. As part of the sale of the Management Services segment to Aramark, the Company also agreed to sell to Aramark its headquarters facilities located in Downers Grove, Illinois. The Company has no material capital commitments at this time.

The increase in the minority interest liability primarily reflects the acquisition of the Allied Bruce Terminix Companies, in which the consideration included an equity interest in the Terminix subsidiary which is exchangeable into eight million ServiceMaster common shares.

In October 2001, the Company purchased certain assets of Sears Termite and Pest Control, Inc. The integration of this business is meeting management's expectations with the conversion of the financial and operating systems completed and baiting systems installed in one-fourth of the homes. Management expects to complete the installation on the entire base by year end, which will be important to ensuring the effective management of damage claims in that business.

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

Total shareholders' equity was $1.2 billion at September 30, 2001, approximately the same level as year end, reflecting earnings offset by cash dividends. Cash dividends paid directly to shareholders totaled $89 million, or $.30 per share, for the nine months ended September 30, 2001. In July 2000, the Company announced that its Board of Directors authorized $350 million for a share repurchase program. The Company purchased approximately $136 million of its shares in 2000 subsequent to the authorization. The Company has not undertaken material share repurchases in 2001. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's commitment to maintain investment grade credit ratings, general business conditions, and other strategic investment opportunities.

THE COMPANY NOTES THAT STATEMENTS THAT LOOK FORWARD IN TIME, WHICH INCLUDE EVERYTHING OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT AFFECT THE COMPANY'S RESULTS OF OPERATIONS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN A FORWARD-LOOKING STATEMENT INCLUDE THE FOLLOWING (AMONG OTHERS): WEATHER CONDITIONS ADVERSE TO CERTAIN OF THE COMPANY'S CONSUMER AND COMMERCIAL SERVICES BUSINESSES; THE ENTRY OF ADDITIONAL COMPETITORS IN ANY OF THE MARKETS SERVED BY THE COMPANY; LABOR SHORTAGES; UNEXPECTED CHANGES IN OPERATING COSTS; THE CONDITION OF THE U.S. ECONOMY; THE COST AND LENGTH OF TIME ASSOCIATED WITH INTEGRATING OR WINDING DOWN BUSINESSES AND OTHER FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                 PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial, administrative and regulatory proceedings which involve both private parties and governmental authorities. As of November 1, 2001, these proceedings included general and commercial liability actions and a small number of environmental proceedings.

     RAY D. MARTIN V. SERVICEMASTER. In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster Management Services, filed a lawsuit in the State Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J). The complaint, as originally filed, contended that ServiceMaster had not paid Mr. Martin the full amount of commission due to him on a sale in which he was involved. In the course of the pre-trial proceedings, the trial court entered a default judgment against ServiceMaster, thereby leaving only the question of damages to be considered at the trial. At trial in September 1999, a jury awarded the plaintiff compensatory damages and fees of approximately $1 million and punitive damages of $135 million. In October 1999, ServiceMaster filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. On June 1, 2000 the trial court entered a new judgment in the amount of $461,440 in compensatory damages and $45 million in punitive damages, as well as amounts for attorneys' fees and interest. ServiceMaster appealed and Mr. Martin cross-appealed. The appeals have been fully briefed. ServiceMaster believes that the award of $45 million in punitive damages is not supported by the facts of the case or by applicable state law and that the judgment will be reversed by the court of appeals. The court of appeals must issue its decision by the end of 2001. Under Georgia law, a judgment accrues interest at the rate of 12% per annum. ServiceMaster continues to be unable to reasonably estimate the ultimate outcome of this case, and accordingly, minimal expense has been recorded. If the existing judgment is sustained, or if the original judgment is reinstated (which is not anticipated by ServiceMaster), then it would be likely that ServiceMaster's results of operations for a particular year may be materially adversely affected. However, ServiceMaster believes, based on advice from legal counsel, that the ultimate outcome of this litigation is not expected to have a material adverse effect on ServiceMaster's financial condition or results of operations.




ITEM 6(B):    REPORTS ON FORM 8-K

The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2001. A report on Form 8-K was filed on October 5, 2001, reporting under "Item 5. Other Events" that the Company had entered into an agreement to sell its Management Services division and certain other related businesses to Aramark Corporation for $800 million.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001


                  THE SERVICEMASTER COMPANY
                  (Registrant)

                  By:          /S/STEVEN C. PRESTON
                     --------------------------------------

                                             Steven C. Preston
                  Executive Vice President and Chief Financial Officer