Form 10-K
period 2001-12-31
SERVICEMASTER CO
filed 2002-03-28
CIK 1052045

----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2001. Commission File number 1-14762.


                            THE SERVICEMASTER COMPANY
              (Exact Name of Registrant as Specified in its Charter)


            Delaware                                     36-3858106
            --------                                     ----------
 (State or Other Jurisdiction of             (I.R.S.Employer Identification No.)
 Incorporation or Organization)


    One ServiceMaster Way, Downers Grove, Illinois       60515-1700
    ----------------------------------------------       ----------
     (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code: (630) 271-1300

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
    Title of Each Class                          On Which Registered
    -------------------                          -------------------
       Common Stock                                New York Stock Exchange
       Preferred Stock Purchase Rights             New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 Days.  Yes  X     No
                                               ----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((ss.) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                      ---
         The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of March 6, 2002 was $4,150,253,496. The number of shares outstanding of the Registrant's common stock as of March 6, 2002 was 301,524,967.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated into Part I, Part II and Part IV of this Form 10-K.

         Certain parts of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.


----------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I

  1.  Business...................................................................................        1

  2.  Properties.................................................................................        7

  3.  Legal Proceedings..........................................................................        8

  4.  Submission of Matters to a Vote of Security Holders........................................        9

 PART II

  5.  Market for Registrant's Common Equity and Related Stockholder Matters......................       10

  6.  Selected Financial Data....................................................................       10

  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......       10

  7A.  Quantitative and Qualitative Disclosures About Market Risk................................       10

  8.  Financial Statements and Supplementary Data................................................       10

  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......       10

 PART III

 10.  Directors and Executive Officers of the Registrant.........................................       11

 11.  Executive Compensation.....................................................................       12

 12.  Security Ownership of Certain Beneficial Owners and Management.............................       12

 13.  Certain Relationships and Related Transactions.............................................       12

 PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................       13

 Signatures......................................................................................       18

 Exhibit Index...................................................................................       20


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

Forward-Looking Statements

         This Annual Report contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. ServiceMaster intends that such forward-looking statements be subject to the safe harbors created by such legislation. ServiceMaster notes that statements that look forward in time, which include everything other than historical information, involve risks and uncertainties that affect results of operations of ServiceMaster. Factors which could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following (among others): weather conditions adverse to certain of consumer and commercial services businesses of ServiceMaster; the entry of additional competitors in any of the markets served by ServiceMaster; labor shortages; unexpected changes in operating costs; the condition of the U.S. economy; the cost and length of time associated with integrating and winding down businesses; and other factors listed from time to time in filings by ServiceMaster with the Securities and Exchange Commission.


Principal Operating Segments

         ServiceMaster is a holding company whose shares of common stock are traded on the New York Stock Exchange. Through its subsidiaries, ServiceMaster is engaged in providing a variety of specialty services to homeowners and commercial facilities.

         ServiceMaster is organized into three principal operating segments--the TruGreen segment, the Terminix segment, and the Home Maintenance and Improvement segment--each of which is headquartered in Memphis, Tennessee. All subsidiaries of ServiceMaster are wholly owned, except for (1) American Residential Services L.L.C., in which senior management have purchased nominal equity interests which are subject to certain put and call rights and (2) The Terminix International Company L.P., in which Allied Bruce-Terminix Companies, Inc., is a Class B limited partner. Financial information for each operating segment for 1999, 2000, and 2001 is contained in the Notes to the Consolidated Financial Statements of our Annual Report to Shareholders for 2001 and is incorporated by reference.

         The services provided by our TruGreen, Terminix, and Home Maintenance and Improvement segments are accessible via a single toll-free telephone number (1-800-WESERVE) or the internet at www.svm.com. ServiceMaster focuses on establishing relationships to provide one or more services on a repetitive basis to customers. Since 1986, the number of customers served by ServiceMaster has increased from fewer than one million domestic customers to more than 11 million worldwide customers.

TruGreen Segment

         We provide lawn care, tree and shrub services through TruGreen Limited Partnership ("TruGreen ChemLawn") under the "TruGreen", "ChemLawn" and "Barefoot" service marks. We provide landscaping and tree services through TruGreen LandCare L.L.C. under the "TruGreen" and "LandCare" service marks. Customers include both homeowners and commercial facilities. Revenues derived from the TruGreen segment constituted 39%, 39%, and 38% in 1999, 2000, and 2001 of the operating revenue of the consolidated ServiceMaster enterprise. The TruGreen ChemLawn and TruGreen LandCare business is seasonal in nature.

         TruGreen ChemLawn. With over 3.5 million residential and commercial customers, TruGreen ChemLawn is the leading provider of lawn care services in the United States. As of December 31, 2001, TruGreen ChemLawn had 207 company-owned branches and 70 franchised branches in the United States. TruGreen ChemLawn provides lawn, tree and shrub care services in eight countries through licensing arrangements and through a subsidiary in one country.

         TruGreen LandCare. TruGreen LandCare, a leading provider of commercial landscaping maintenance and tree services, was acquired by ServiceMaster in March 1999. As of December 31, 2001, TruGreen LandCare had 110 company-owned branches with approximately 15,000 customers in the United States. TruGreen LandCare has no international operations. As discussed in the "Dispositions and Wind Downs" section, in the fourth quarter of 2001, ServiceMaster discontinued its landscaping construction operations.

         By January 2, 2002, a subsidiary of ServiceMaster repurchased the equity interest belonging to senior management, making TruGreen Companies L.L.C. (formerly known as TruGreen Holding L.L.C.) a wholly-owned subsidiary of the ServiceMaster enterprise.

Terminix Segment

         We provide termite and pest control services through The Terminix International Company L.P. under the "Terminix" service mark. Customers include both homeowners and commercial facilities. Revenues derived from the Terminix segment constituted 21%, 21%, and 23% in 1999, 2000, and 2001 of the operating revenue of the consolidated ServiceMaster enterprise. The Terminix business is seasonal in nature.

         With over 2.9 million domestic residential and commercial customers, Terminix, through its company-owned branches and franchisees, is the leading provider of termite and pest control services in the United States. As of December 31, 2001, Terminix was providing these services in 44 states through 306 company-owned branches and 150 franchised branches. Terminix provides termite and pest control services through licensing arrangements with local service providers in 29 countries and through subsidiaries in three countries.

         Effective January 1, 2001, Terminix acquired substantially all of the assets and certain liabilities of the termite and pest control business of Allied Bruce-Terminix Companies, Inc., the largest franchisee of Terminix. As part of the acquisition, Allied Bruce became a Class B limited partner of Terminix, entitling Allied Bruce to quarterly cash distributions upon a determination that a distribution of cash is to be made. The Class B partnership interest belonging to Allied Bruce is subject to reciprocal put and call rights under which the Class B partnership interest is exchangeable for eight million shares of ServiceMaster common stock. The put right is exercisable immediately; the call right will become exercisable on January 1, 2006.

Home Maintenance and Improvement Segment

         We provide other specialty services to homeowners and commercial facilities principally through the following companies: American Residential Services L.L.C.; American Mechanical Services Company L.L.C.; American Home Shield Corporation; ServiceMaster Residential/Commercial Services L.P. ("ServiceMaster Clean"); Merry Maids L.P.; AmeriSpec, Inc.; and Furniture Medic L.P. The services provided by these companies include: electrical, plumbing, heating, ventilation and air conditioning services under the "ARS" and "AMS" service marks; plumbing and drain cleaning services under the "Rescue Rooter" service mark; warranty contracts for home systems and appliances under the "American Home Shield" service mark; residential and commercial cleaning and disaster restoration services under the "ServiceMaster" and "ServiceMaster Clean" service marks; domestic housekeeping services under the "Merry Maids" service mark; home inspection services under the "AmeriSpec" service mark; and on-site furniture repair and restoration under the "Furniture Medic" and "Rx" service marks. Revenues derived from the Home Maintenance and Improvement segment constituted 29%, 35%, and 37% in 1999, 2000, and 2001 of the operating revenue of the consolidated ServiceMaster enterprise.
         American Residential Services. American Residential Services, a leading provider of electrical, plumbing, heating, ventilation and air conditioning services, was acquired by ServiceMaster in April 1999. As of December 31, 2001, American Residential Services performed services for approximately 1.6 million customers in 26 states through 79 company-owned branches. American Residential Services has no international operations. The American Residential Services business is seasonal in nature.

         American Residential Services includes the assets and business of Rescue Rooter, which provides plumbing and drain cleaning services, originally acquired by ServiceMaster in January 1998. Under the Rescue Rooter brand, American Residential Services also provides plumbing and drain cleaning services through a licensing arrangement with a local service provider in two countries.

         American Mechanical Services, a subsidiary of American Residential Services, is a leading provider of heating, ventilation, and air conditioning services to commercial customers. As of December 31, 2001, American Mechanical Services provided services through 15 company-owned branches. American Mechanical Services has no international operations.

         In 1999, ServiceMaster established a capital structure for American Residential Services whereby 90% of the invested capital was in the form of intercompany debt and 10% in the form of equity. The intercompany debt has been eliminated in ServiceMaster's consolidated financial statements. In 1999, members of senior management purchased 8.5% of that equity interest, representing 0.85% of the total investment in American Residential Services. Management's equity interest is subject to reciprocal put and call rights which will become exercisable on July 1, 2004 and which will be consummated on the basis of the then fair market value of the interest.

         American Home Shield. American Home Shield is a leading provider of home systems and appliance warranty contracts in the United States, providing homeowners with contracts covering the repair or replacement of built-in appliances, hot water heaters and electrical, plumbing, central heating and central air conditioning systems. Warranty contracts are sold through participating real estate brokerage offices in conjunction with resales of single-family residences to homeowners. American Home Shield also sells warranty contracts directly to non-moving homeowners by renewing existing contracts and through various other distribution channels. As of December 31, 2001, American Home Shield warranty contracts provided services to approximately 980,000 homes through independent repair maintenance contractors in 50 states and the District of Columbia. American Home Shield also provides home service warranty contracts through a licensing arrangement with a local service provider in one country.

         ServiceMaster Clean. ServiceMaster Clean is the leading franchisor in the United States in the residential and commercial cleaning field, with 978,000 customers served through over 2,900 franchise locations. ServiceMaster Clean provides carpet and upholstery cleaning and janitorial services, disaster restoration services, and window cleaning services. As of December 31, 2001, these services were provided to approximately 1.3 million residential and commercial customers worldwide through a network of over 4,500 independent franchisees. ServiceMaster Clean provides its services through licensing arrangements with local service providers in 16 countries and through subsidiaries in three countries.

         Merry Maids. With approximately 308,000 worldwide customers, including 276,000 customers in the United States, Merry Maids is the leading provider of domestic house cleaning services in the United States. As of December 31, 2001, these services were provided through 46 company-owned branches and 759 licensees operating in 49 states. Merry Maids provides domestic house cleaning services through licensing arrangements with local service providers in nine countries and through subsidiaries in three countries.

         AmeriSpec. AmeriSpec is a wholly-owned subsidiary of American Home Shield. AmeriSpec is a leading provider of home inspection services in the United States, providing services through three company-owned branches and 290 franchised branches. During 2001, AmeriSpec conducted approximately 160,000 home inspections in 48 states and Canada. AmeriSpec has no international licensees or company-owned operations except for Canada.

         Furniture Medic. Furniture Medic provides on-site furniture repair and restoration services in 46 states to 137,000 domestic customers through 459 licensees. As of December 31, 2001, Furniture Medic provided services to approximately 157,000 residential and commercial worldwide customers through a network of 530 licensees. Furniture Medic also provides its services through a licensing arrangement with a local service provider in two countries and through subsidiaries in two countries.


Other Operations

         Business Support Center. The Business Support Center is headquartered in Downers Grove, Illinois, with personnel also located in Memphis, Tennessee. It coordinates administration of payroll, benefits, risk management, and travel services for ServiceMaster's internal operations. Various administrative support departments provide personnel, communications, government and public relations, administrative, education, accounting, financial, information technology, and legal services.

         ServiceMaster Home Service Center. In January 2000, ServiceMaster, in conjunction with Kleiner, Perkins, Caufield & Byers, a leading venture capital firm, announced the formation and initial funding of WeServeHomes.com, Inc., as the Internet company which would provide comprehensive on-line solutions for home services, products, and information. In May 2000, equity interests in WeServeHomes were purchased by certain senior managers in the ServiceMaster enterprise. In December 2001 and January 2002, ServiceMaster, through a stock purchase and subsequent merger transaction, acquired all of the equity of WeServeHomes and transferred substantially all of the assets and liabilities of WeServeHomes to The ServiceMaster Home Service Center L.L.C., a wholly owned subsidiary of ServiceMaster. The integration and restructuring of the ServiceMaster Home Service Center creates a new distribution channel within ServiceMaster. ServiceMaster Home Service Center is the single-source solution that allows busy homeowners to select, schedule and purchase home services both online (through the www.servicemaster.com website) and off-line through its call centers at 1-888-WESERVE.

         International Operations. ServiceMaster provides services in international markets either through licensing arrangements with local entities or ownership of foreign operating companies acquired by ServiceMaster. The TruGreen, Terminix, and Home Maintenance and Improvement segments are responsible for overseeing these activities. ServiceMaster manages the operations of Terminix Ltd., a leading pest control and wood preservation company, in the United Kingdom and Ireland.


Intellectual Property

         ServiceMaster holds various service marks, trademarks, trade names, patents, and copyrights, none of which, other than certain service marks and trademarks, are considered by ServiceMaster to be material to its financial condition and results of operations. ServiceMaster's service marks and trademarks are particularly important in the advertising and franchising activities conducted by each of the TruGreen, Terminix, and Home Maintenance and Improvement segments. These marks are registered in over 95 countries and the United States and are renewed at each registration expiration date. ServiceMaster also owns certain trade secrets, including training manuals, pricing models, customer information, and software source code.

Franchises

         Franchises are important for the TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec, and Furniture Medic businesses. Nevertheless, revenues and profits derived from franchise-related activities constitute approximately 3% of the revenue and profits of the consolidated ServiceMaster enterprise. Franchise agreements made in the course of these businesses are generally for a term of five years. Most of ServiceMaster's franchise agreements which expire in any given year are renewed.


Dispositions and Wind Downs

         Sale of ServiceMaster Management Services. In November 2001, ServiceMaster sold its Management Services business and other businesses, which served institutional customers in their healthcare, education, and industrial facilities, to ARAMARK Corporation for approximately $800 million. Under a licensing arrangement, the Management Services business is permitted to use the ServiceMaster brand for two years in the business and industry market and for three years in the healthcare and education markets in its domestic and Canadian operations and up to the end of the term of each Management Services license already granted in international markets. The business now operates under the tradename ARAMARK ServiceMaster Facility Services.

         As part of the sale of the Management Services business, ServiceMaster sold the manufacturing division of ServiceMaster Management Services. The division formulates, combines, and distributes supplies, products, and equipment used by the Management Services business and which are sold to ServiceMaster licensees for use in the operation of their businesses. Under a manufacturing arrangement, the division is committed to produce and sell to ServiceMaster, its affiliates, and licensees, or to secure alternate sources for, such products. The term of the arrangement extends through 2002, with an option for ServiceMaster to extend the term through 2003.

         Sale of Certain European Pest Control Operations. In October 2001, ServiceMaster sold certain subsidiaries of its European pest control and property services operations to Nordic Capital, a Stockholm-headquartered private equity investment firm, for $101 million. The consideration consisted of $94 million of cash and the transfer of certain liabilities to the acquirer and $7 million in seller financing.

         TruGreen LandCare Construction. In October 2001, ServiceMaster sold its TruGreen LandCare Construction operations to Environmental Industries, Inc.
(EII) in certain markets and entered into an agreement with EII to manage the wind-down of TruGreen LandCare Construction contracts in the remaining markets. ServiceMaster expects to complete the wind-down of TruGreen LandCare Construction's operations in 2002.

     ServiceMaster Employer Services. In October 2001, ServiceMaster sold all of its customer contracts in its professional employer organization, Certified Systems, Inc., to AMS Staff Leasing, N.A., Inc. ServiceMaster expects to complete the wind-down of Certified Systems, Inc.'s remaining operations in 2002.


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

         The TruGreen, Terminix, and Home Maintenance and Improvement segments provide a variety of residential and commercial services under their respective brands on the basis of their and ServiceMaster's reputation, the strength of their service marks, their size and financial capability, and their training and technical support services. They employ the following principal methods of competition: name recognition, price, assurance of customer satisfaction, and a history of providing quality services to homeowners.

TruGreen Segment

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

         Landscaping and Tree Services. TruGreen LandCare provides landscape maintenance services and tree care services to commercial and residential customers. Competition in the landscape and tree care service industry is strong. Most competitors of TruGreen LandCare's landscape and tree care services are small, owner-operated companies operating in a limited geographic market, but there are a few large companies operating in multiple markets. Competition in the power line brush and tree clearing market is characterized by a small number of large companies.

Terminix Segment

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

Home Maintenance and Improvement Segment

         Heating, Ventilation and Air Conditioning Services. Competition in the market for heating, ventilation and air conditioning services is strong in both the residential and commercial sectors. American Residential Services and American Mechanical Services believe that its share of the total market for such services is small and that there is significant potential for future expansion and penetration.

         Plumbing and Drain Cleaning Services. Competition in the market for plumbing and drain cleaning services is strong in both the residential and commercial sectors. Rescue Rooter believes that its share of the total market for such services is small and that there is significant potential for future expansion and penetration.

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

         Residential and Commercial Cleaning Services. Competition in the market for domestic house cleaning services is very strong. In urban areas, the market involves numerous local companies and a few national companies. ServiceMaster believes that its share of the total market for such services is small and that there is significant potential for further expansion of its housecleaning business through continued internal expansion and greater penetration of the housecleaning market. Through company-owned branches and franchisees,

ServiceMaster Clean and Merry Maids have a small share of the market for the cleaning of residential and commercial buildings.

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


Regulatory Compliance

         Government Regulations. The operations of the TruGreen, Terminix, and Home Maintenance and Improvement segments are subject to various federal, state and local laws and regulations. The pest management industry and pesticide products used in the lawn care industry are regulated at the federal level under the Federal Insecticide, Fungicide and Rodenticide Act. Pesticide applicators (such as Terminix) are regulated under the Federal Environmental Pesticide Control Act of 1972. A large number of state and local regulations govern permit and license requirements, consumer protection matters and telemarketing.

         Franchise Matters. TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec, and Furniture Medic are subject to various federal and state franchising laws and regulations, including the rules and regulations of the Federal Trade Commission regarding the offering and sale of franchises. The rules and regulations of the Federal Trade Commission require that franchisors provide all prospective franchisees with specific information regarding the franchise program in the form of a detailed franchise offering circular. Various state laws also provide for certain rights in favor of franchisees.

         Environmental Matters. The operations of the TruGreen, Terminix, and Home Maintenance and Improvement segments are subject to various federal, state, and local laws and regulations regarding environmental matters. ServiceMaster is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures; however, ServiceMaster cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2001, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.


Employees

         On December 31, 2001, ServiceMaster had a total of approximately 37,000 employees.


Item 2.  Properties

Business Support Center and ServiceMaster Home Service Center

         As part of the disposition of ServiceMaster Management Services, ServiceMaster sold to a subsidiary of ARAMARK Corporation the Downers Grove headquarters campus, which serves as headquarters for the Business Support Center and ServiceMaster Home Service Center. ServiceMaster also sold a 50,000 square foot warehouse and distribution facility near Aurora, Illinois, and manufacturing facilities located in Cairo, Illinois.

         Under a lease arrangement covering both office buildings on the Downers Grove campus, ServiceMaster leases approximately 85,000 square feet of office space to accommodate personnel from the Business Support Center and ServiceMaster Home Service Center. The lease runs through 2002, with an option for the landlord to terminate the lease upon six month notice in the event of a sale of the premises. We believe that these office facilities are suitable and adequate to support ServiceMaster's current needs for office space in the Chicago area for the short term. In the meantime, ServiceMaster has commenced a search for suitable office space in the Chicago area for personnel from its headquarters operations and from ServiceMaster Home Service Center. ServiceMaster expects to occupy new headquarters office space no later than December 2002.


TruGreen, Terminix, and Home Maintenance and Improvement Segments

         The headquarters for TruGreen ChemLawn, TruGreen LandCare, Terminix, American Residential Services, Rescue Rooter, and American Mechanical Services are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, Merry Maids, Furniture Medic, American Home Shield and AmeriSpec are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. Besides these two headquarters facilities in Memphis, ServiceMaster leases space for a call center located at 6399 Shelby View Drive, Memphis, Tennessee. The call center contains approximately 60,000 square feet of office space from which telephone sales, scheduling services, and other business functions are conducted. Additionally, ServiceMaster leases space for a training facility located at 3839 Forest Hill Irene Road, Memphis, Tennessee. We believe that these headquarters, call center facility and training facility are suitable and adequate to support the current office needs of the TruGreen, Terminix, and Home Maintenance and Improvement segments in the Memphis area.

         The operating companies within these three segments own and lease a variety of facilities throughout the United States for branch operations and for office, storage, call center, and data processing space. The following chart identifies for each operating company the number of owned facilities, the number of leased facilities, and the number of states represented by those owned and leased facilities. We believe that these facilities, when added to the headquarters and call center facilities, are suitable and adequate to support the current needs of the TruGreen, Terminix, and Home Maintenance and Improvement segments.


          Operating                             Owned            Leased           No. of
          Company                          Facilities        Facilities           States
          TruGreen ChemLawn                         8               286               45
          TruGreen LandCare                         1               168               27
          Terminix                                 27               378               42
          American Residential Services             5                59               19
          American Mechanical Services              1                 5                4
          American Home Shield                      1                 9                6
          ServiceMaster Clean                       0                 8                8
          Merry Maids                               0                50               24

Item 3.  Legal Proceedings

         In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial, administrative and regulatory proceedings which involve both private parties and governmental authorities. As of March 1, 2002, these proceedings included general and commercial liability actions and a small number of environmental proceedings.

Settlement of Ray D. Martin V. ServiceMaster. In June 1996, Ray D. Martin, a former salesman employed by ServiceMaster Management Services, filed a lawsuit in the State Court of Fulton County, Georgia (Civ. Action File No. 96VS114677J). The complaint, as originally filed, contended that ServiceMaster had not paid Mr. Martin the full amount of commission due to him on a sale in which he was involved. In the course of the pre-trial proceedings, the trial court entered a default judgment against ServiceMaster, thereby leaving only the question of damages to be considered at the trial. At trial in September 1999, a jury awarded the plaintiff compensatory damages and fees of approximately $1 million and punitive damages of $135 million. In October 1999, ServiceMaster filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. On June 1, 2000 the trial court entered a new judgment in the amount of $461,440 in compensatory damages and $45 million in punitive damages, as well as amounts for attorneys fees and interest. On November 15, 2001, the Georgia Court of Appeals held that Mr. Martin's claim for unpaid commissions should have been limited to breach of his employment contract. The Court of Appeals remanded the case back to the trial court for a new trial, noting that Mr. Martin was not entitled to punitive damages and that ServiceMaster's motion to dismiss the tort claims should have been granted. On January 21, 2002, the parties settled out of court. The total compensatory damages and fees paid by ServiceMaster in the settlement were under $1 million.


Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year covered by this report, we submitted no matters to a vote of security holders.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The portions of our Annual Report to Shareholders for 2001 under the captions "Statements of Shareholders' Equity" (pages 36-37) and "Cash Dividends Per Share" and "Price Per Share" in the Quarterly Operating Results table (page
46) supply information required by this item, and these portions are incorporated by reference. In addition, our common stock is listed and traded on the New York Stock Exchange under the symbol "SVM". At March 6, 2002, our common stock was held of record by approximately 50,000 persons. We estimate that approximately 39,000 persons held shares of our common stock in the names of nominees. The information contained under the heading "Equity Compensation Plan Information" in the proxy statement for our 2002 Annual Meeting of Shareholders is incorporated by reference.


Item 6.  Selected Financial Data

         The portion of our Annual Report to Shareholders for 2001 in the Financial Statements section under the caption "Eleven Year Financial Summary" on pages 30-31 supplies information required by this item, and that portion is incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's discussion and analysis of financial condition and results of operations is contained in the Management Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report to Shareholders for 2001 on pages 24-29 and is incorporated by reference.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         ServiceMaster is exposed to market risk from changes in interest rates. However, ServiceMaster generally maintains the majority of its debt at fixed rates (over 95% at December 31, 2001), and therefore its exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements of ServiceMaster as a whole. ServiceMaster has from time to time, entered into interest rate swap or similar arrangements to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. As of December 31, 2001, no interest rate swaps were outstanding. Further disclosure is included in the Long-Term Debt note in the Financial Statements of our Annual Report to Shareholders for 2001 on pages 42-43 and is incorporated by reference.


Item 8.  Financial Statements and Supplementary Data

         The consolidated statements of financial position of ServiceMaster as of December 31, 2001 and 2000, and the consolidated statements of income, cash flows, and shareholders' equity for the years ended December 31, 2001, 2000, and 1999 and notes to the consolidated financial statements are contained in the Annual Report to Shareholders for 2001 on pages 32-46 and are incorporated by reference. The report of Arthur Andersen LLP thereon dated January 24, 2002, and the summary of significant accounting policies are contained in our Annual Report to Shareholders for 2001 on pages 32-33 and are incorporated by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


Directors

         The information contained under the heading "Election of Directors" in the proxy statement for our 2002 Annual Meeting of Shareholders is incorporated by reference.


Executive Officers of ServiceMaster

         The following table shows (i) the names and ages (as of March 1, 2002) of our executive officers, (ii) all positions presently held by each executive officer, and (iii) the year each person became an officer of ServiceMaster. Each person has served as an officer continuously since the year shown. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was or is to be selected as an officer.

                                                                                                        First Became
 Name                      Age      Present Positions                                                    An Officer
C. William Pollard         63       Chairman and Director                                                      1977

Jonathan P. Ward           47       President, Chief Executive Officer, and Director                           2001

Robert D. Erickson         58       Executive Vice President                                                   1976

Steven C. Preston          41       Executive Vice President and Chief Financial Officer                       1997

Phillip B. Rooney          57       Executive Vice President                                                   1997

Donald K. Karnes           51       President, TruGreen Segment                                                1992

Ernest J. Mrozek           48       President, Consumer and Commercial Services                                1987

Steven B. Bono             49       Senior Vice President, Corporate Communications                            2001

Jim L. Kaput               41       Senior Vice President and General Counsel                                  2000


         Messrs. Pollard and Ward are also directors of ServiceMaster. For biographical information with respect to these persons, see "Election of Directors" in the proxy statement for our 2002 Annual Meeting of Shareholders.

         Robert D. Erickson, age 58, is an Executive Vice President. Mr. Erickson was a director of ServiceMaster from May 1987 to May 1993. He previously served as a director of ServiceMaster from May 1981 to June 1984.
He served as the President and Chief Operating Officer of ServiceMaster's International business unit from October 1993 to December 1997. Mr.
Erickson is retiring from ServiceMaster on June 30, 2002.

         Steven C. Preston, age 41, has served as Executive Vice President and Chief Financial Officer since July 1, 1998. He served as Senior Vice President and Chief Financial Officer from April 1997 through June 1998. From August 1993 to March 1997, he was Senior Vice President and Corporate Treasurer for First Data Corporation, Atlanta, Georgia.

         Phillip B. Rooney, age 57, is Executive Vice President. He served as President, ServiceMaster Management Services, from January 2001 to November 2001. He served as President of Business Services Group from April 2000 to December 2000. From April 1997 to April 2000 he served as Vice Chairman. From May 1996 to February 1997 he was President and Chief Executive Officer of Waste Management, Inc., Oak Brook, Illinois. Mr. Rooney is a director of Van Kampen Fund, Oak Brook, Illinois, an investment management company, and Illinois Tool Works, Inc., Glenview, Illinois, a diversified manufacturing company.

         Donald K. Karnes, age 51, is President of the TruGreen segment. He served as Group President of ServiceMaster Consumer and Commercial Services from January 1996 to December 2000.

         Ernest J. Mrozek, age 48, is President of ServiceMaster Consumer and Commercial Services. He served as President and Chief Operating Officer, ServiceMaster Consumer Services from January 1997 to October 1998.

         Steven B. Bono, age 49, has served as Senior Vice President, Corporate Communications since July 2001. He was on sabbatical from May 2000 to July 2001. Mr. Bono served as Vice President, Communications Strategy of Jack Morton Worldwide in Chicago, Illinois from September 1997 to May 2000. From January 1997 to August 1997, he served as Vice President, Strategic Executive Engagement of American Telephone & Telegraph Company in Basking Ridge, New Jersey.

         Jim L. Kaput, age 41, is Senior Vice President and General Counsel of ServiceMaster. From June 1994 until he joined ServiceMaster in April 2000, Mr. Kaput was a partner at the law firm of Sidley Austin Brown & Wood in Chicago, Illinois.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The information contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2002 Annual Meeting of Shareholders is incorporated by reference.


Item 11.  Executive Compensation

         The information contained under the headings "Compensation of Directors", "Executive Compensation", and "Agreements with Officers and Directors" in the proxy statement for our 2002 Annual Meeting of Shareholders is incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information contained under the heading "Ownership of Our Common Stock" in the proxy statement for our 2002 Annual Meeting of Shareholders is incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

         The information contained under the heading "Certain Transactions" in the proxy statement for our 2002 Annual Meeting of Shareholders is incorporated by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)      Financial Statements, Schedules, and Exhibits.


         1.  Financial Statements

                  The documents shown below are contained in the Financial Statements and Management Discussion and Analysis section of our Annual Report to Shareholders for 2001 on pages 32-46 and are incorporated by reference:

                  Summary of Significant Accounting Policies

                  Report of Independent Public Accountants

                  Consolidated Statements of Income for the three years ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Financial Position as of December 31, 2001 and 2000

                  Consolidated Statements of Cash Flows for the three years ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2001, 2000, and 1999

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

         3.  Exhibits

                  The exhibits filed with this report are listed on pages 20-23 (the "Exhibits Index"). Certain entries in the Exhibits Index are management contracts or compensatory plans in which a director or any of our named executive officers does or may participate and compensatory plans, contracts or arrangements, which ServiceMaster adopted without approval of security holders, pursuant to which ServiceMaster may award equity, and in which any ServiceMaster employee currently participates. Such entries are indicated by an asterisk next to the exhibit's number. Reference is made to the Exhibits Index for the filing with the Commission that contains such contract or plan.


(b)      Reports on Form 8-K.

         ServiceMaster filed the following reports on Form 8-K during the last quarter of 2001 and the first quarter of 2002:

         Date                  Items Reported

         October 5, 2001       Item  5.  ServiceMaster  announced  that  it had
                               entered into a Purchase  Agreement  with ARAMARK
                               Corporation,  a Delaware  corporation
                               ("ARAMARK"),   pursuant  to  which ServiceMaster
                               agreed to sell to ARAMARK  the  Management
                               Services  business and certain other  related
                               businesses for  a  purchase  price  of  $800
                               million in cash. No financial statements were filed.

         November 26, 2001     Item  5.  ServiceMaster announced that the Court
                               of Appeals of Georgia reversed the trial court's decision in the case of Ray D. Martin v.
                               ServiceMaster.  The Court of Appeals held that
                               Mr. Martin's claim should have been limited to breach of his employment contract. The Court remanded the case back to the trial court for a new trial, noting that Mr. Martin was not entitled to punitive damages and that ServiceMaster's motion to dismiss the tort claims should have been granted. No financial statements were filed.

         December 17, 2001     Items  2 and  5.  On  November 30, 2001,
                               ServiceMaster issued a press release announcing the completion of the sale of its Management
                               Services business to ARAMARK Corporation, a Delaware corporation ("ARAMARK"), for approximately $800 million in cash, subject to adjustment. As further discussed in Item 5 of the filing, the sale of the Management Services business was one part of a series of strategic actions being taken by ServiceMaster as a result of an extensive portfolio review process initiated earlier in the year. The pro forma financial information provided in Item 7 of the filing presents the pro forma impact of the sale of the Management Services business as well as the impact of the other strategic actions resulting from the portfolio review.

                               Item 7(b). A table set forth ServiceMaster's pro forma consolidated summaries of operations for the nine month periods ended September 30, 2001 and 2000 and the year ended December 31, 2000 and the pro forma condensed consolidated balance sheet as of September 30, 2001. Other tables presented the pro forma impact of the sale of the Management

                               Services business and the other
                               strategic actions resulting from the
                               restructuring of ServiceMaster described in Item 5 of the filing. The pro forma financial information gave effect to these transactions as if they had occurred at September 30, 2001, for purposes of the pro forma condensed consolidated balance sheet, and, for purposes of the consolidated summaries of operations, on January 1, 2001 and 2000, respectively.

         March 19, 2002        Item 5.  ServiceMaster announced that it
                               completed its strategic portfolio review in the fourth quarter of 2001, which resulted in ServiceMaster selling and exiting certain businesses, including the Management Services business, TruGreen LandCare Construction,
                               Certified Systems Inc., certain subsidiaries of its European pest and property services operations as well as certain other small operations. In connection with the strategic portfolio review, ServiceMaster recorded a charge of $397 million for asset impairment and other items. ServiceMaster used a portion of the cash proceeds from the sale of Management
                               Services to pay down debt balances and recorded an extraordinary loss of $.03 per diluted share
                               ($9 million after-tax) resulting from the early extinguishment of debt. The financial information provided in Item 7 of the filing presents previously reported quarterly consolidated income statement information for
                               2001 and 2000 separated between results of continuing operations and the results of discontinued operations. In addition, Item 7 includes quarterly business segment reporting for 2001.

                               Item 7(c). A table set forth ServiceMaster's quarterly consolidated statements of income for the years ended December 31, 2001 and December 31, 2000 restated to present continuing and discontinued operations. An additional table presented ServiceMaster's 2001 quarterly business segment disclosures for continuing operations for the year ended December 31, 2001.

                                                                                                    SCHEDULE II
                                                                                           THE SERVICEMASTER COMPANY
                                                                                        VALUATION AND QUALIFYING ACCOUNTS
                                                                                                   (In thousands)


                                                                                      Additions
                                                                     Balance at       Charged to
                                                                    Beginning of      Costs and                          Balance at
                       Description                                     Period          Expenses        Deductions (1)  End of Period
                       -----------                                     ------          --------        --------------  -------------

AS OF DECEMBER 31, 2001:
Continuing Operations --
  Allowance for doubtful accounts
     Accounts receivable (current)                                     $28,340            37,917            40,390           $25,867
                                                                       -------           -------           -------           -------
     Notes receivable (current)                                        $ 1,691               516               123           $ 2,084
                                                                       -------           -------           -------           -------

  Reserves related to strategic actions in the fourth
    quarter of 2001 (2)                                                $     0           $40,000           $ 4,000           $36,000
                                                                       -------           -------           -------           -------


Remaining Liabilities from Discontinued Operations (3) --
  LandCare Construction                                                $ 5,200            32,200             3,700           $33,700
                                                                       -------           -------           -------           -------
  Certified Systems, Inc.                                              $12,600            13,000             1,800           $23,800
                                                                       -------           -------           -------           -------
  Management Services                                                  $     0            26,700            15,300           $11,400
                                                                       -------           -------           -------           -------
  Other                                                                $   800             5,500                 0           $ 6,300
                                                                       -------           -------           -------           -------



AS OF DECEMBER 31, 2000:
Continuing Operations --
  Allowance for doubtful accounts
     Accounts receivable (current)                                     $32,967            37,366            41,993           $28,340
                                                                       -------           -------           -------           -------
     Notes receivable (current)                                        $ 1,417               755               481           $ 1,691
                                                                       -------           -------           -------           -------



AS OF DECEMBER 31, 1999:
Continuing Operations --
  Allowance for doubtful accounts
     Accounts receivable (current)                                     $28,559            27,487            23,079           $32,967
                                                                       -------           -------           -------           -------
     Notes receivable (current)                                        $ 3,764               688             3,035           $ 1,417
                                                                       -------           -------           -------           -------



(1) Deductions in the allowance for doubtful accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the remaining items reflect cash payments.

(2) Includes accruals for residual value guarantees on leased properties, severance for former executives and terminated employees, and transaction and other costs.

(3) The beginning balance represents the liabilities of the discontinued operations that existed prior to the recording in the fourth quarter of 2001 of the costs related to exiting these operations. Additions reflect the costs recorded in the fourth quarter of 2001 related to exiting these operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of The ServiceMaster Company:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in The ServiceMaster Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules included in Part IV in the Form 10-K are the responsibility of ServiceMaster's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                     Arthur Andersen LLP
Chicago, Illinois
January 24, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE SERVICEMASTER COMPANY
                                            Registrant




Date: March 25, 2002                 By   /s/ JONATHAN P. WARD
                                          -------------------------------
                                          Jonathan P. Ward
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                               Title                                  Date
         ---------                               -----                                  ----
/s/ C. WILLIAM POLLARD                      Chairman and Director                   March 27, 2002
---------------------------
   C. William Pollard


/s/ JONATHAN P. WARD                        President, Chief Executive              March 25, 2002
----------------------                      Officer and Director
   Jonathan P. Ward


/s/ STEVEN C. PRESTON                       Executive Vice President and            March 27, 2002
----------------------                      Chief Financial Officer (Principal
   Steven C. Preston                        Financial Officer and Principal
                                            Accounting Officer)


/s/ PAUL W. BEREZNY, JR.                    Director                                March 8, 2002
---------------------------
   Paul W. Berezny, Jr.


/s/ CARLOS H. CANTU                         Director                                March 20, 2002
---------------------------
   Carlos H. Cantu


/s/ BRIAN GRIFFITHS                         Director                                March 20, 2002
---------------------------
   Brian Griffiths


/s/ SIDNEY E. HARRIS                        Director                                March 8, 2002
---------------------------
   Sidney E. Harris


/s/ HERBERT P. HESS                         Director                                March 8, 2002
---------------------------


   Herbert P. Hess

/s/ MICHELE M. HUNT                         Director                                March 17, 2002
---------------------------
   Michele M. Hunt


/s/ JAMES D. McLENNAN                       Director                                March 8, 2002
----------------------
   James D. McLennan


/s/ VINCENT C. NELSON                       Director                                March 8, 2002
----------------------
   Vincent C. Nelson


/s/ DALLEN W. PETERSON                      Director                                March 17, 2002
---------------------------
   Dallen W. Peterson


/s/ DONALD G. SODERQUIST                    Director                                March 22, 2002
------------------------
   Donald G. Soderquist


/s/ CHARLES W. STAIR                        Director                                March 8, 2002
---------------------------
   Charles W. Stair


/s/ DAVID K. WESSNER                        Director                                March 8, 2002
---------------------------
   David K. Wessner


                                 Exhibits Index



Exhibit No.                               Description of Exhibit
--------------------------------------------------------------------------------


3(i) Amended and Restated Certificate of Incorporation of The ServiceMaster Company, a Delaware corporation, as filed with the Secretary of State, State of Delaware, on November 6, 1997 is incorporated by reference to
          Exhibit 1 to the Current Report on Form 8-K, No. 2 dated February 26, 1998 (File No. 1-4762) (the "1998 8-K, No. 2").

3(ii) Bylaws of The ServiceMaster Company as amended through September 29, 2000 are incorporated by reference to Exhibit 1.4 to Amendment No. 1 to Form 8-A/A dated October 6, 2000 (File No. 1-14762).

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

4.12      Form of 7.25% Note due March 1, 2038 is  incorporated  by reference to
          Exhibit 4.2 to the 1998 8-K, No. 3.

4.13 Form of 7.875% Note due August 15, 2009 is incorporated by reference to Exhibit 4 to the 1999 8-K.

4.14 Form of 7.875% Note due August 15, 2009 is incorporated by reference to Exhibit 5 to the 1999 8-K.

4.15      Form of 8.45% Note due April 15, 2005 is  incorporated by reference to
          Exhibit 4.1 to the 2000 10-Q.

4.16 $490,000,000 Credit Agreement among The ServiceMaster Company, the Lenders, JPMorgan Chase Bank, Bank of America, Bank One N.A., First Union National Bank and SunTrust Bank dated as of December 12, 2001.

10.1* Senior Executive Ownership Election Plan as approved by the Board of Directors on December 10, 1999 is incorporated by reference to Exhibit
          10.5 to the 1999 10-K.

10.2*     Form of Directors  Deferred Fees Plan is  incorporated by reference to
          Exhibit 10.18 to the ServiceMaster Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-09378) (the "1990 10-K").

10.3* Form of Directors Deferred Fees Agreement is incorporated by reference to Exhibit 10.19 of the 1990 10-K.

10.4*     Form of  Deferred  Fees Plan Trust is  incorporated  by  reference  to
          Exhibit 10.20 to the 1990 10-K.

10.5* 10-Plus Plan as amended September 3, 1991 is incorporated by reference to Exhibit 10.21 to the ServiceMaster Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-09378) (the "1991 10-K").

10.6* Form of Option Agreement for the 10-Plus Plan as amended September 3, 1991 is incorporated by reference to Exhibit 10.22 to the 1991 10-K.

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

10.17*    Form of Option Agreement for the 2000 Equity Incentive Plan.

10.18* Employment Agreement of Jonathan P. Ward dated as of January 9, 2001 is incorporated by reference to Exhibit 10.19 to the 2000 10-K.

10.19* Stock Option Agreement of Jonathan P. Ward dated as of January 9, 2001 is incorporated by reference to Exhibit 10.20 to the 2000 10-K.

10.20* WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.21 to the 2000 10-K.

10.21* Form of Stock Option Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit
          10.22 to the 2000 10-K.

10.22* Form of Stock Purchase Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit
          10.23 to the 2000 10-K.

10.23* 2001 Directors Stock Plan is incorporated by reference to Exhibit B to the Proxy Statement dated March 23, 2001 (File No. 1-14762).

10.24* Form of Option Agreement for the 2001 Directors Stock Plan is incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-65520).

10.25* Letter Agreement with Carlos Cantu dated as of June 1, 2001 is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 14, 2001 (File No. 1-14762) (the "2001 2nd Quarter 10-Q").

10.26* Letter Agreement with Charles Stair dated as of July 1, 2001 is incorporated by reference to Exhibit 10.2 to the 2001 2nd Quarter 10-Q.

10.27*    Letter Agreement with C. William Pollard dated as of March 21, 2002.

10.28*    Employment  Agreement  of Phillip B. Rooney  dated as of November  30,
          2001.

10.29* 2001 Long-Term Performance Award Plan, as amended March 16, 2001 is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 15, 2001 (File No. 1-14762) (the "2001 1st Quarter 10-Q").

10.30*    Form of Change in Control Severance Agreement.

10.31* Form of Restricted Stock Award Agreement for the 2000 Equity Incentive Plan.

10.32* ServiceMaster Deferred Compensation Plan, as amended and restated effective March 16, 2001, is incorporated by reference to Exhibit 10.3 to the 2001 1st Quarter 10-Q.

10.33* Form of 5.50% Convertible Debenture due January 9, 2011 issued to Jonathan P. Ward.

10.34*    Form of 5.50% Note due January 9, 2011 issued to Jonathan P. Ward.

10.35* Form of 5.50% Convertible Debenture due May 10, 2011 issued to Jonathan P. Ward.

10.36*    Form of 5.50% Note due May 10, 2011 issued to Jonathan P. Ward.

10.37* ServiceMaster Employee Share Purchase Plan, as amended and restated effective October 4, 2001.

11 Exhibit regarding detail of income per share computation for each of the three years ended December 31, 2001, 2000 and 1999 is incorporated by reference to the footnote on page 34 of the 2001 Annual Report (defined in Exhibit 13).

13 Annual Report to Shareholders for the year ended December 31, 2001 (the "2001 Annual Report"). The parts of the 2001 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 2001 Annual Report are furnished for the information of the Commission and are not filed with this report.

21        Subsidiaries of ServiceMaster.

23        Consent of Arthur Andersen LLP.

----------------

* Indicates compensatory plan, contract, or arrangement.

                                   EXHIBIT 21


                    SUBSIDIARIES OF THE SERVICEMASTER COMPANY

As of March 1, 2002, ServiceMaster had the following subsidiaries:

                                                                                                   State or Country
                                                                                                        of
                                                                                                     Incorporation
Subsidiary                                                                                          or Organization
----------                                                                                          ---------------
ServiceMaster Consumer Services Limited Partnership........................................................Delaware
ServiceMaster Consumer Services, Inc.  ....................................................................Delaware
TruGreen Limited Partnership...............................................................................Delaware
TruGreen, Inc.  ...........................................................................................Delaware
Barefoot Grass Canada, Inc.  ..............................................................................Delaware
TruGreen LandCare L.L.C. 1.................................................................................Delaware
TruGreen Companies L.L.C...................................................................................Delaware
The Terminix International Company Limited Partnership.....................................................Delaware
Terminix International, Inc.  .............................................................................Delaware
ServiceMaster Residential/Commercial Services Limited Partnership..........................................Delaware
ServiceMaster Residential/Commercial Services Management Corporation.......................................Delaware
Merry Maids Limited Partnership............................................................................Delaware
Merry Maids, Inc.  ........................................................................................Delaware
American Home Shield Corporation 2.........................................................................Delaware
AmeriSpec, Inc.  ..........................................................................................Delaware
Furniture Medic Limited Partnership........................................................................Delaware
Furniture Medic, Inc.  ....................................................................................Delaware
American Residential Services L.L.C. 3.....................................................................Delaware
ServiceMaster Aviation L.L.C...............................................................................Illinois
ServiceMaster Employer Services, Inc. 4....................................................................Delaware
The ServiceMaster Acceptance Company Limited Partnership...................................................Delaware
ServiceMaster AM Limited Partnership.......................................................................Delaware
ServiceMaster Acceptance Corporation.......................................................................Delaware
ServiceMaster Holding Corporation..........................................................................Delaware
ServiceMaster BSC L.L.C....................................................................................Delaware
ServiceMaster Funding Company L.L.C........................................................................Delaware
The ServiceMaster Company Limited Partnership..............................................................Delaware
ServiceMaster Management Corporation.......................................................................Delaware
Steward Insurance Company...................................................................................Vermont
ServiceMaster Limited................................................................................United Kingdom
ServiceMaster Japan, Inc.  ...................................................................................Japan


--------
1 .......TruGreen LandCare L.L.C. has 15 subsidiaries.

2 .......American Home Shield Corporation has 13 subsidiaries through which it carries on its business in the various states in which it markets its products.

3 .......American Residential Services L.L.C. has 23 subsidiaries.

4........ServiceMaster Employer Services has 4 subsidiaries.

Terminix Ltd.........................................................................................United Kingdom
LTCS Investment Limited Partnership........................................................................Delaware
We Serve America, Inc.  ...................................................................................Delaware
The ServiceMaster Home Service Center L.L.C................................................................Delaware


                                                                  EXHIBIT 23






                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS






               As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K and in The ServiceMaster Company's previously filed Registration Statement File Nos. 333-81670, 333-73764, 333-65520, 333-53142, 333-50886, 333-42680, 333-33580, 333-78239, 333-74781 and
033-55761 on Form S-8, No. 333-91381 on Form S-3, and 333-75069 on Form S-4 of
our report dated January 24, 2002 of The ServiceMaster Company's Annual Report to Shareholders for the year ended December 31, 2001. It should be noted that we have not audited any financial statements of ServiceMaster subsequent to December 31, 2001, or performed any audit procedures subsequent to the date of our report.


                                Arthur Andersen LLP



Chicago, Illinois
March 28, 2002