Form 10-Q
period 2002-03-31
SERVICEMASTER CO
filed 2002-05-13
CIK 1052045

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                              FORM 10-Q



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002
                                                      --------

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
         -------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to

                           Commission file number 1-14762

                      THE SERVICEMASTER COMPANY
               (Exact name of registrant as specified in its charter)

          Delaware                                      36-3858106
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)

2300 Warrenville Road, Downers Grove, Illinois                 60515-1700
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 301,826,000 shares of common stock on May 7, 2002.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -


PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income for the three
 months ended March 31, 2002 and March 31, 2001                                2

Consolidated Statements of Financial Position
   as of March 31, 2002 and December 31, 2001                                  3

Consolidated Statements of Cash Flows for the three months
   ended March 31, 2002 and March 31, 2001                                     4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial Position
   and Results of Operations                                                  10


PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K                                     15

Signature                                                                     16

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
                        Consolidated Statements of Income
                      (In thousands, except per share data)



                                                                              Three Months Ended
                                                                                     March 31,
                                                                                2002         2001
                                                                            -----------  -----------
Operating Revenue ........................................................   $ 747,282    $ 735,721

Operating Costs and Expenses:
Cost of services rendered and products sold ..............................     542,794      540,928
Selling and administrative expenses.......................................     134,936      117,697
Goodwill, trade name and other intangible amortization (1)................       2,536       17,566
                                                                             ---------    ---------
Total operating costs and expenses .......................................     680,266      676,191
                                                                             ---------    ---------

Operating Income .........................................................      67,016       59,530

Memo:  Operating Income excluding goodwill and trade name amortization (1)      67,016       74,642

Non-operating  Expense (Income):
Interest expense .........................................................      22,541       34,574
Interest and investment income ...........................................      (3,647)      (3,518)
Minority interest and other expense (income), net ........................       1,570       (1,774)
                                                                              ---------    ---------

Income from Continuing Operations before Income Taxes.....................      46,552       30,248
Provision for income taxes................................................      17,457       12,457
                                                                              ---------    ---------
Income from Continuing Operations before Extraordinary Gain...............      29,095       17,791


Memo:  Income from Continuing Operations before Extraordinary Gain and
     excluding goodwill and trade name amortization (1) ..................      29,095       28,091

Income from discontinued operations, net of income taxes (2) .............           -        5,433
Extraordinary gain, net of income taxes (3) ..............................           -        6,003
                                                                             ---------    ---------
Net Income ...............................................................   $  29,095    $  29,227
                                                                             =========    =========
Per Share:(4)
Basic and Diluted Earnings Per Share:
Income from continuing operations before extraordinary gain ..............   $     .10    $     .06

Memo:  Income from Continuing Operations before Extraordinary Gain
and excluding goodwill and trade name amortization (1)....................   $     .10    $     .09

Discontinued operations, net (2) .........................................           -          .02
Extraordinary gain (3) ...................................................           -          .02
                                                                             ---------    ---------
                                                                             $     .10    $     .10
                                                                             =========    =========

Dividends per share ......................................................   $     .10    $     .10
                                                                             =========    =========

(1)  The Company adopted SFAS  142, "Goodwill  and  Other  Intangible   Assets",
which eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. Had the provisions of SFAS 142 been applied to 2001, amortization expense would have been reduced by $15.1 million ($10.3 million, after-tax).

(2) In the fourth quarter of 2001, the Company's Board of Directors approved a series of actions related to the strategic review of its portfolio of businesses that commenced earlier in the year. These actions included the sale in November 2001 of the Company's Management Services business as well as the decision to exit certain non-strategic and under-performing businesses including TruGreen LandCare Construction and Certified Systems, Inc. as well as certain other operations. These operations are included in "Discontinued operations" in 2001.

(3) In the first quarter of 2001, the Company purchased a portion of its public debt securities and recognized an extraordinary gain on the early extinguishment of debt.

(4) Basic earnings per share are calculated based on 300,173 shares and 297,790 shares for the three months ended March 31, 2002 and 2001, respectively. Diluted earnings per share are calculated based on 315,285 and 309,831 shares for the three months ended March 31, 2002 and 2001, respectively. These shares include the incremental effect related to outstanding options whose market price is in excess of the exercise price as well as shares potentially issuble under convertible securities. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator.



                 See Notes to Consolidated Financial Statements



                            THE SERVICEMASTER COMPANY
                  Consolidated Statements of Financial Position
                                 (In thousands)
                                                                                      As of
                                                                             March 31,    December 31,
Assets                                                                         2002          2001
                                                                           ------------   -------------
Current Assets:
Cash and cash equivalents ..............................................   $   337,427    $   421,550
Marketable securities ..................................................        57,766         61,561
Receivables, less allowance of $27,925 and $27,951 respectively ........       362,075        366,284
Inventories ............................................................        80,052         71,336
Prepaid expenses and other assets ......................................       256,754        169,327
Deferred taxes .........................................................        62,520         60,600
                                                                           -----------    -----------
       Total Current Assets ............................................     1,156,594      1,150,658
                                                                           -----------    -----------
Property and Equipment:
   At cost .............................................................       472,318        473,651
   Less: accumulated depreciation ......................................       286,805        284,679
                                                                           -----------    -----------
     Net property and equipment ........................................       185,513        188,972
                                                                           -----------    -----------
Other Assets:
Intangible assets, primarily trade names and goodwill...................     2,171,720      2,167,723
Assets of discontinued operations ......................................        17,257         33,398
Notes receivable, long-term securities, and other assets ...............       135,644        133,988
                                                                           -----------    -----------
       Total Assets ....................................................   $ 3,666,728    $ 3,674,739
                                                                           ===========    ===========

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable .......................................................   $   124,659    $   123,800
Accrued liabilities:
   Payroll and related expenses ........................................        77,444         83,973
   Insurance and related expenses ......................................        41,675         40,019
   Income taxes payable ................................................        16,217         24,243
   Other ...............................................................       113,825        133,291
Deferred revenues ......................................................       442,200        373,916
Current portion of long-term debt ......................................        54,131         35,159
                                                                           -----------    -----------
       Total Current Liabilities .......................................       870,151        814,401
                                                                           -----------    -----------

Long-Term Debt .........................................................     1,039,394      1,105,518

Long-Term Liabilities:
     Deferred tax liability ............................................       263,103        263,000
     Liabilities of discontinued operations ............................        58,109         75,159
     Other long-term obligations .......................................        99,197         93,023
                                                                           -----------    -----------
        Total Long-Term Liabilities ....................................       420,409        431,182
                                                                           -----------    -----------

Minority Interest ......................................................       102,164        102,677

Commitments and Contingencies

Shareholders' Equity:
Common stock $0.01 par value, authorized 1 billion shares; issued
     and outstanding 301,578 and 300,531 shares, respectively ..........         3,016          3,005
Additional paid-in capital .............................................     1,044,385      1,037,969
Retained earnings ......................................................       336,925        337,232
Accumulated other comprehensive income .................................        (1,055)        (1,888)
Restricted stock .......................................................        (1,240)        (1,285)
Treasury stock .........................................................      (147,421)      (154,072)
                                                                           -----------    -----------
       Total Shareholders' Equity ......................................     1,234,610      1,220,961
                                                                           -----------    -----------
       Total Liabilities and Shareholders' Equity ......................   $ 3,666,728    $ 3,674,739
                                                                           ===========    ===========

                 See Notes to Consolidated Financial Statements

                            THE SERVICEMASTER COMPANY
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 2002          2001
                                                                             -----------   ------------

Cash and Cash Equivalents at January 1 ....................................   $ 421,550    $  57,948

Cash Flows from Operations:
Net Income ................................................................      29,095       29,227
     Adjustments to reconcile net income to net cash flows from operations:
        Income from discontinued operations ...............................         -         (5,433)
        Extraordinary gain ................................................         -         (6,003)
        Depreciation expense ..............................................      13,003       13,170
        Amortization expense ..............................................       2,536       17,566
     Tax refund from prior years payments .................................         -         21,000
     Deferred income tax expense ..........................................      19,153       13,918
         Change in working capital, net of acquisitions:
            Receivables ...................................................      (4,224)      (8,758)
            Sale of receivables ...........................................         -         75,500
            Inventories and other current assets ..........................     (96,848)    (102,992)
            Accounts payable ..............................................       2,819      (22,552)
            Deferred revenues .............................................      74,784       70,946
            Accrued liabilities ...........................................     (12,284)     (14,734)
         Other, net .......................................................       1,511        2,609
                                                                              ---------    ---------
Net Cash Provided from Operations .........................................      29,545       83,464
                                                                              ---------    ---------

Memo:  Net Cash Provided from (Used for) Operations
       (Excluding Prior Year Sale of Receivables and Tax Refunds) .........      29,545      (13,036)

Cash Flows from Investing Activities:
      Property additions ..................................................      (9,669)      (9,921)
      Sale of equipment and other assets ..................................         866        3,188
      Business acquisitions, net of cash acquired .........................      (5,310)     (13,825)
      Proceeds from business sales and minority interests .................         -          5,371
      Notes receivable, financial investments and securities ..............       7,310       (6,265)
                                                                              ---------    ---------
Net Cash Used for Investing Activities ....................................      (6,803)     (21,452)
                                                                              ---------    ---------
Cash Flows from Financing Activities:
      Net payments of debt ................................................     (54,127)     (69,296)
      Purchase of ServiceMaster stock .....................................         -         (1,308)
      Shareholders' dividends .............................................     (29,402)     (29,837)
      Other, net ..........................................................       6,354        3,109
                                                                              ---------    ---------
Net Cash Used for Financing Activities ....................................     (77,175)     (97,332)
                                                                              ---------    ---------

Cash Provided from (Used for) Discontinued Operations .....................     (29,690)      10,081
                                                                              ---------    ---------

Cash Decrease During the Period ...........................................     (84,123)     (25,239)
                                                                              ---------    ---------

Cash and Cash Equivalents at March 31 .....................................   $ 337,427    $  32,709
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

Note 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. In the opinion of the Company, all adjustments necessary to present fairly the financial position of The ServiceMaster Company as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been included. As further discussed in Note 4, in January 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. There has been no change since December 31, 2001 in the Company's Critical Accounting Policies as described in the Company's latest Annual Report to Shareholders. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: On October 3, 2001 the Company's Board of Directors approved a series of strategic actions which were the culmination of an extensive portfolio review process that was initiated in the first quarter of 2001. The goal of the portfolio review was to increase shareholder value by creating a focused and aligned company that provides the greatest return and growth potential. The
Company determined it could best achieve these goals with a portfolio of businesses which support the business strategy to become America's Home Service Company and have attractive cash flow and return characteristics. As part of this determination, in the fourth quarter of 2001, the Company sold its Management Services business to ARAMARK Corporation for approximately $800 million. Also in the fourth quarter of 2001, the Company's Board of Directors approved the exit of non-strategic and under-performing businesses including TruGreen LandCare Construction and Certified Systems Inc. (CSI), as well as certain other small operations. The Company sold its TruGreen LandCare Construction operations to Environmental Industries, Inc. (EII) in certain markets and entered into an agreement with EII to manage the wind-down of commercial landscaping construction contracts in the remaining markets. In addition, the Company sold all of its customer contracts relating to the exit of CSI (the Company's professional employer organization), to AMS Staff Leasing, N.A., Inc. and has almost completed the wind-down of its remaining operations. The Company also completed in the fourth quarter of 2001 the sale of certain subsidiaries of its European pest control and property services operations.

The Company has classified and separated the results of these discontinued business units, (including Management Services, TruGreen LandCare Construction, Certified Systems Inc., and the European pest control and property services entities) as Discontinued Operations in the accompanying financial statements.

In the fourth quarter of 2001, the Company recorded reserves related to the aforementioned strategic actions and the costs to exit the discontinued operations. The Company believes that the reserves continue to be adequate and reasonable. The table below summarizes the activity during the three months ended March 31, 2002:


     (in thousands)                                    Balance at                 Cash              Balance at
                                                      Dec. 31, 2001             Payments           Mar. 31, 2002
Reserves related to strategic actions in the fourth
 quarter of 2001 (a)                                     $36,000                  $300                $35,700

Remaining liabilities from discontinued operations (b)
     LandCare Construction                               $33,700                $6,900                $26,800
     Certified Systems, Inc.                              23,800                 3,700                 20,100
     Management Services                                  11,400                 1,800                  9,600
     Other                                                 6,300                 4,700                  1,600

(a) Includes accruals for residual value guarantees on leased properties, severance for former executives and terminated employees, and other costs.

(b) Includes the existing liabilities of the discontinued operations as well as the costs recorded in the fourth quarter of 2001 related to exiting these operations. Cash payments made in the first quarter related to the wind-down of LandCare Construction contracts, lease termination costs, workers' compensation payments and legal costs.

Note 4: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that after December 31, 2001, existing goodwill will no longer be amortized and intangible assets with indefinite useful lives will not be amortized until their useful lives are determined to be no longer indefinite. Goodwill and intangible assets that are not amortized will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company expects to complete its impairment testing during the second quarter of 2002. Given the Company's past policy of assessing enterprise-level goodwill, which utilized a discounted cash flow methodology, the Company does not expect any impairment charges upon its completion of the impairment review.

The following table provides summarized financial information for the three month periods ended March 31, 2002 and 2001, with the 2001 information presented on an adjusted basis to reflect the elimination of amortization expense required under SFAS 142.


                                                                               Three Months Ended
                                                                                  March 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                         2002              2001
                                                                          -----------        ----------
 Income from continuing operations before extraordinary
     gain as reported                                                      $ 29,095          $ 17,791
 Add back: Goodwill and trade name amortization, net of tax                     -              10,300
 Net income from continuing operations before extraordinary             ----------------  ----------------
     gain as adjusted under SFAS 142                                       $ 29,095          $ 28,091
                                                                        ================  ================

 Net income as reported                                                    $ 29,095          $ 29,227
 Add back:  Goodwill and trade name amortization, net of tax                    -              10,300
                                                                        ----------------  ----------------
 Net income as adjusted under SFAS 142                                     $ 29,095          $ 39,527
                                                                        ================  ================

BASIC AND DILUTED EARNINGS PER SHARE:
-------------------------------------
 Earnings per share from continuing operations before
     extraordinary gain as reported                                          $ 0.10            $ 0.06
 Add back: Goodwill and trade name amortization, net of tax                       -              0.03
 Earnings per share from continuing operations before                   ----------------  ----------------
     extraordinary gain as adjusted under SFAS 142                           $ 0.10            $ 0.09
                                                                        ================  ================

 Earnings per share as reported                                              $ 0.10            $ 0.10
 Add back:  Goodwill and trade name amortization, net of tax                      -              0.03
                                                                        ----------------  ----------------
Earnings per share as adjusted under SFAS 142                                $ 0.10            $ 0.13
                                                                        ================  ================

The following table summarizes goodwill and intangible assets.


                                                  As of                  As of
        (in thousands)                         March 31, 2002       December 31, 2001
        Covenants not to compete                     $ 139,197               $ 138,445
        Accumulated amortization                       (62,017)                (59,952)
                                              -----------------     -------------------
          Net covenants not to compete                  77,180                  78,493

        Other intangibles                                7,298                   6,639
        Accumulated amortization                          (898)                   (427)
                                              -----------------     -------------------
          Net other intangibles                          6,400                   6,212

        Trade names (1)                                238,550                 238,550

        Goodwill (1), (2)                            1,849,590               1,844,468
                                              -----------------     -------------------

        Total                                      $ 2,171,720             $ 2,167,723
                                              =================     ===================

        (1) Not subject to amortization.
        (2) For the three months ended March 31, 2002 approximately $5.0 million of additional goodwill was recorded.

NOTE 5: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures.

The following chart reconciles both the numerator and the denominator of the basic earnings per share computation to the numerator and the denominator of the diluted earnings per share computation.


(IN THOUSANDS, EXCEPT PER SHARE DATA)            Three Months                          Three Months
                                             Ended March 31, 2002                  Ended March 31, 2001
                                       --------------------------------       ------------------------------

                                        INCOME       SHARES      EPS           INCOME      SHARES     EPS
                                       --------     --------     ----         --------    --------   ----

 Basic earnings per share from
    continuing operations before
    extraordinary gain in 2001           $29,095     300,173    $0.10          $17,791     297,790    $0.06

                                                               ========                              =======
  Effect of dilutive securities, net of tax:
    Options                                    -       6,912                          -      3,941
    Convertible securities                 1,195       8,200                      1,192      8,100
                                       ----------   ---------                 ----------  ---------

 Diluted earnings per share from
    continuing operations before
    extraordinary gain in 2001           $30,290     315,285     $0.10          $18,983     309,831    $0.06
                                       ==========   =========  ========       ==========  =========  =======


NOTE 6: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 is presented in the following table:

                                                             (IN THOUSANDS)
                                                            2002         2001
                                                         ---------   -----------
CASH PAID OR (RECEIVED) FOR:
----------------------------
Interest expense......................................  $   28,969  $   46,703
Interest and dividend income..........................  $   (3,198) $   (2,157)
Income taxes............................... ..........  $   28,090  $  (19,761)

The decrease in interest paid in 2002 is primarily due to reduced debt levels reflecting debt retirements with a portion of the proceeds from the sale of Management Services. The increase in interest income received is also due to the proceeds received from the Management Services sale as there is an increased cash level after the debt paydowns that have been completed. The increase in tax payments is due to a significant tax payment resulting from the gain on the sale of the Management Services business. There was also a prior year $21 million tax refund related to over-payments made in 2000.

NOTE 7: Total comprehensive income was $29.9 million and $19.3 million for the three months ended March 31, 2002 and 2001, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and translation balances.

NOTE 8: On March 23, 2001, the Company entered into an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen and Terminix. At March 31, 2002, there were no outstanding receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future which would provide an alternative funding source.

Under this agreement, the Company sells, on a revolving basis, certain of its accounts receivable to a wholly-owned, bankruptcy-remote subsidiary,
ServiceMaster Funding Company LLC which has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to an unrelated third party purchaser. ServiceMaster Funding Company LLC retains an undivided percentage interest in the pool of accounts receivable. Bad debt losses for the entire pool are allocated first to this retained interest. This agreement is a 364-day facility renewable at the option of the purchasers.

For the three months ended March 31, 2002, there were no receivables sold to Falcon Asset Securitization Corporation under this agreement. For the three months ended March 31, 2001, $127.9 million of net accounts receivable had been sold to ServiceMaster Funding Company LLC. ServiceMaster Funding Company LLC in turn sold an undivided interest to Falcon Asset Securitization Corporation under this agreement. Net cash proceeds of $75.3 million were received in 2001 on the sale and were used to pay down bank revolving credit debt. As of March 31, 2001, the amount of the retained interest in the receivables was $52.4 million and was classified as accounts receivable. The above amounts include receivables from the sold Management Services segment, which were approximately two thirds of the receivables sold. The retained interest in the accounts receivable sold are valued at the carrying amount of the retained accounts receivable net of applicable loss reserves, which approximates fair value. Management monitors the change in the outstanding retained interest and makes adjustments to its carrying amount based on actual and projected losses. Any changes in interest rates would only have a minimal impact on the value of the residual interest due to the short-term nature of the receivables.

The Company, as agent for the purchaser, retains servicing responsibilities for the sold receivables. The fees received by the Company for these services during the first quarter of 2001, were at fair market value, therefore, no related assets or liabilities have been recorded. The loss on sale arising from the securitization transactions in the first quarter of 2001 was immaterial.

NOTE 9: In the first quarter of 2001, the Company repurchased a portion of its public debt securities and recognized a $6 million after-tax extraordinary gain on the early extinguishment of debt.

NOTE 10: The business of the Company is primarily conducted through three operating segments: TruGreen, Terminix, and Home Maintenance and Improvement. In accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), the Company's reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. As a result of the decision in the fourth quarter of 2001 to exit
                                        8
the LandCare Construction business, the results of the construction operations are now included in discontinued operations. The Terminix segment provides termite and pest control services to residential and commercial U.S. customers. The Home Maintenance and Improvement segment includes American Residential Services, (ARS) and American Mechanical Services (AMS) that provide heating, ventilation, air conditioning (HVAC) and plumbing services as well as American Home Shield which provides home warranties to consumers that cover HVAC, plumbing and other appliances. The segment also includes the two franchise operations, ServiceMaster Clean and Merry Maids, which provide disaster restoration and cleaning services.

The Other Operations segment includes entities that are managed separately from the three major units and aggregated together in accordance with SFAS 131 due to their size or developmental nature. This segment includes ServiceMaster Home Service Center, an initiative that has developed valuable marketing, call center and technology competencies and has built an infrastructure that allows customers the ability to purchase all of the Company's services through a single point of contact; the Company's international operations which include the retained Terminix operations in the United Kingdom and Ireland; and the Company's headquarters operations.

Segment information as of and for the three months ended March 31, 2002 and 2001 is presented below.


                                        2002                                            2001
                              ------------------------------               ------------------------------
                                                   Operating                                   Operating
                              Revenue              Income                   Revenue            Income (1)
---------------------------------------------------------------------------------------------------------------------
 TruGreen                   $ 229,143             $ 24,621                $ 229,755             $ 29,032
 Terminix                     220,050               36,253                  195,772               29,884
 Home Maintenance
    and Improvement           280,927               17,737                  291,013               23,796
 Other Operations              17,162              (11,595)                  19,181               (8,070)
---------------------------------------------------------------------------------------------------------------------
 Total                      $ 747,282             $ 67,016                $ 735,721             $ 74,642
---------------------------------------------------------------------------------------------------------------------


                              Capital           Identifiable                Capital           Identifiable
                             Employed              Assets                  Employed              Assets
---------------------------------------------------------------------------------------------------------------------
 TruGreen                  $ 1,046,503          $ 1,197,320              $ 1,097,730          $ 1,252,405
 Terminix                      617,091              846,044                  625,496              788,529
 Home Maintenance
    and Improvement            676,886            1,055,266                  660,468              983,755
 Other Operations and
    Discontinued Operations     89,819              568,098                  633,136            1,021,794
---------------------------------------------------------------------------------------------------------------------
 Total                     $ 2,430,299          $ 3,666,728              $ 3,016,830          $ 4,046,483
---------------------------------------------------------------------------------------------------------------------

(1) The Company adopted SFAS 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. For comparative purposes, 2001 segment results have been restated to exclude the amortization expense affected by the new accounting standard.


 The following table summarizes by segment goodwill and trade names that are not subject to amortization:

                                     March 31,          December 31,
                                       2002                 2001
                                -------------------   --------------------
 TruGreen                            $ 895,744            $ 895,744
 Terminix                              666,986              661,864
 Home Maintenance
    and Improvement                    505,410              505,410
 Other Operations                       20,000               20,000
                                  -------------        -------------
 Total                             $ 2,088,140          $ 2,083,018
                                  -------------        -------------

                       MANAGEMENT DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001
-------------------------------------------------

Revenue for the first quarter totaled $747 million, two percent above the prior year. Reported operating income was $67 million in 2002 compared with $60 million in 2001. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), requires that beginning in 2002, goodwill and trade names will no longer be amortized. SFAS 142 does not permit the restatement of 2001 financial information to reflect the impact of this Statement. For comparability purposes, however, the Company has provided memo line presentation of certain 2001 information as adjusted to reflect the elimination of goodwill and trade name amortization. Operating income, with 2001 adjusted for SFAS 142 was $75 million, reflecting a decrease of 10 percent in 2002 with margins decreasing from 10.1 percent to 9.0 percent. The decline in operating income reflects strong growth at Terminix and American Home Shield offset by lower volume in the HVAC and plumbing businesses of ARS and AMS, a reduced deferral of seasonal costs compared to the prior year at TruGreen, as well as increased investments for Company-wide initiatives. Reported diluted earnings per share from continuing operations was $.10 compared to $.06 in 2001. Adjusting for SFAS 142, 2001 diluted earnings per share from continuing operations would have been $.09. Further adjusting 2001 to reflect the pro forma impact on interest expense assuming proceeds received from dispositions late in 2001 were used to repay debt, diluted earnings per share from continuing operations for 2001 would have been $.11.

Consistent with its previous guidance, the Company anticipates earnings per share for 2002 to be in the range of $.60 to $.63. The Company continues to estimate a cost in 2002 of $20 million related to the implementation of Six Sigma and initiatives to measure customer and employee satisfaction, with an offsetting return on these initiatives of approximately $15 million in 2002. This outlook also reflects a reduction in earnings from certain non-operating items compared to 2001 levels, including the elimination of $6 million in minority interest income as well as a reduction of approximately $8 million in investment income generated through venture capital and other portfolio gains. Earnings per share growth in the second half of the year is expected to be stronger than the first half as the growth and savings related to the investments are expected to materialize later in the year.

The Company has successfully begun implementing Six Sigma, a methodology to support continuous improvement of business processes. Over 2,500 employees have received varying levels of training within the program with 27 black belts devoted full-time to the program. The initial wave of projects will roll out through June, with another group of black belts beginning training in May and a second wave of projects to follow. By the end of the year, the Company projects to have a run rate of approximately 100 Six Sigma projects.

In February, the Company launched a pilot program with Home Depot in three markets (Orlando, Memphis and Sacramento) as it continues to explore new channels through which to market home services. The pilot program services include lawn care, landscape maintenance, termite and pest control, plumbing repair, drain cleaning and fixture installation, home warranties and carpet and upholstery cleaning. Early results in this retail setting have been encouraging. The pilot program is currently scheduled to end on December 31, 2002.

The table below presents selected metrics related to customer counts and customer retention for the three most profitable businesses of the Company. These measures are presented on a rolling, twelve month basis.

                                                      Key Performance Indicators
                                                            As of March 31,

                                                      2002                        2001
                                                -----------------           -----------------
TruGreen -
   Growth in Full Program Contracts                           0%                          0%
      (as of April 19, 2002)
   Customer Retention Rate                                 63.2%                       62.3%
      (as of April 19, 2002)

Terminix -
   Growth in Pest Control Customers                          11%                         16%
   Pest Control Customer Retention Rate                    77.1%                       75.9%

   Growth in Termite Customers                                8%                         20%
   Termite Customer Retention Rate                         89.9%                       88.4%

American Home Shield -
   Growth in Warranty Contracts                              15%                          9%
   Customer Retention Rate                                 52.6%                       50.5%


Note: The Company adopted SFAS 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. For comparative purposes, 2001 segment results have been restated to exclude the amortization expense affected by the new accounting standard.

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. This segment's results for both 2002 and 2001 exclude the discontinued TruGreen LandCare Construction business. The TruGreen segment reported revenue of $229 million, consistent with the prior year. Operating income decreased to $25 million from $29 million last year, primarily reflecting a reduced level of snow removal business and the timing of certain seasonal expenses. Revenue in the lawn care business was slightly above the prior year. Although customer count levels in April 2002 do not reflect growth from 2001 (see table above), during the first four months of this year the business has overcome a four percent degradation in customer counts that occurred from early 2001 to late in the year. These improvements reflect new, more focused marketing strategies and quality of service initiatives which began during the fall of 2001, resulting in higher sales of new customers and improving retention of existing customers. Telemarketing is the primary channel employed by TruGreen ChemLawn to sell its services. Increasing telemarketing restrictions have continued to present a challenge, but management is addressing this challenge by improving the quality of the call lists and by employing more sophisticated segmentation techniques. The Company is also increasing its use of direct mail marketing, with encouraging results. Operating margins in the lawn care operations declined, primarily reflecting a reduction in deferred seasonal costs, as the prior year deferral was based on a higher level of expected revenues than what actually materialized. Revenue in the landscape maintenance operations declined primarily reflecting a reduction in snow removal services. The core maintenance business experienced a slight increase in the number of contracts. Operating margins in the landscaping services business declined primarily reflecting the decreased volume of higher margin snow removal business. This business is focusing on various initiatives to improve its cost structure including more aggressive and controlled bidding of plants and materials, a vehicle reduction program, and labor efficiency programs. Capital employed decreased five percent, primarily reflecting stronger working capital management and a decline in intangibles and fixed assets.

The Terminix segment, which includes the domestic termite and pest control services, reported a 12 percent increase in revenue to $220 million from $196 million in 2001 and operating income growth of 21 percent to $36 million from $30 million last year. Revenue growth was supported by new sales, improved customer retention in both the termite and pest control business and from the Sears Termite & Pest Control acquisition. The improved customer retention rates for both pest control and termite services reflect the benefits of training and quality programs and increased customer service representatives in the branches. Operating margins improved over the prior year reflecting improved branch efficiencies, the integration of acquisitions, and continuing growth and acceptance of termite baiting treatments. Capital employed decreased one percent reflecting a higher level of deferred revenue, offset in part by acquisitions.

The Home Maintenance and Improvement segment includes heating, ventilation, air conditioning (HVAC), and plumbing services provided under the American
Residential  Services (ARS),  Rescue Rooter,  and American  Mechanical  Services
(AMS) (for commercial accounts) brand names; home systems and appliance warranty contracts offered through American Home Shield; and the franchised operations, ServiceMaster Clean and Merry Maids. The segment reported revenue of $281 million, a decrease of three percent from $291 million last year. Operating income decreased 25 percent to $18 million compared to $24 million last year. Performance in the segment was supported by double-digit revenue and profit growth at American Home Shield offset by a decline in volume of air conditioning and plumbing services in the ARS and AMS businesses. American Home Shield reported double-digit growth in all of its sales channels, with improved customer retention rates. The total number of customers surpassed the one million mark for the first time in American Home Shield's history. Operating margins improved reflecting increased pricing and a decrease in the incidence of claims. The combined ARS and AMS operations reported revenues and profits significantly below the prior year. These operations experienced lower construction activity in both the residential and commercial sectors. A softer economic environment combined with mild weather led to lower demand for heating and plumbing repairs and replacement service. With new leadership in place, this business continues to focus on cost containment initiatives and is implementing significant changes to its sales and marketing programs. The franchise operations achieved solid revenue and profit growth, primarily driven by strong disaster restoration results and increased franchise sales at ServiceMaster Clean and growth in the direct-owned branch operations at Merry Maids. Capital employed increased two percent.

Other Operations consists of the Company's international operations; ServiceMaster Home Service Center; and the Company's headquarters operations. Revenues declined to $17 million from $19 million in the prior year, reflecting the divestiture of certain small operations in the prior year. This segment shows a net operating expense, which increased from the prior year reflecting the increased investments in Company-wide initiatives including purchasing, marketing, and Six Sigma initiatives. Capital employed in this segment includes the discontinued operations and therefore is significantly reduced from the prior year, reflecting the divestitures of the businesses made in the prior year.

Cost of services rendered and products sold increased slightly for the quarter and decreased as a percentage of revenue to 72.6 percent in 2002 from 73.5 percent in 2001. Selling and administrative expenses increased 15 percent and increased as a percentage of revenue to 18.1 percent from 16.0 percent in 2001. The increase in selling and administrative expenses reflects increased sales and marketing expenses and investments in certain Company-wide initiatives.

Interest expense decreased from the prior year, primarily due to reduced debt levels as a portion of the proceeds received from the Management Services sale were used to pay down debt. Minority interest and other expense/income reflected $3 million more expense than last year primarily due to minority interest income related to the ServiceMaster Home Service Center initiative that occurred in 2001. In the first quarter of 2001, the operating losses of ServiceMaster Home Service Center had been offset through minority interest income (below the operating income line) because of investments in the venture made by Kleiner, Perkins, Caufield & Byers. In December 2001, the Company acquired the minority interest in the ServiceMaster Home Service Center held by Kleiner Perkins. The operating losses incurred in the first quarter of 2002 from ServiceMaster Home Service Center have been absorbed in the accompanying financial statements without an offset at the minority interest income line.

The tax provision reflects a lower effective tax rate compared to 2001, primarily reflecting the benefit of the utilization of prior year net operating losses of a subsidiary operation.

FINANCIAL POSITION
------------------

Net cash provided from operations for the quarter totaled $30 million, an improvement of $43 million before the impact of the Company's prior year accounts receivable securitization program and tax refunds. This reflects a significant reduction in the use of working capital, primarily at TruGreen ChemLawn and American Home Shield as a result of increased customer prepayments and improved management of accounts payable. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Cash and marketable securities totaled approximately $337 million at March 31, 2002 reflecting a portion of the proceeds from the sale of Management Services. The Company still holds approximately $275 million in discretionary cash and is expected to make approximately $30 million in after-tax cash payments for the remainder of 2002 for items related to discontinued operations and the restructuring charge. In the first quarter, the Company made approximately $70 million in tax payments relating to the sale of Management Services. There were other cash payments relating to the wind-down of the discontinued operations which were offset by cash collected on assets remaining from these operations. In addition to the $30 million in after-tax cash payments for the remainder of 2002, the Company is expecting to make approximately $17 million in after-tax cash payments beyond 2002. The remainder of the discretionary cash is available for the repayment of debt, which management continues to target for the second quarter of 2002 for completion. Debt levels decreased by $47 million in the quarter primarily reflecting the repurchase of a portion of the Company's public debt.

There have been no material changes in the terms of the Company's financing agreements since December 31, 2001. As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At March 31, 2002, the Company is in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2002, expects to be able to maintain compliance in the future.

The assets and liabilities relating to the discontinued companies have been classified in separate captions on the Consolidated Statements of Financial Position. Assets of the discontinued operations have declined reflecting cash collections on receivables and the sale of fixed assets. The liabilities from discontinued operations has decreased reflecting cash outflows related to the wind-down of contracts, lease termination costs, workers' compensation payments and legal costs.

Accounts receivable decreased from year-end levels, reflecting good collections and improved days sales outstanding at several companies. Inventories increased over year-end levels as a result of normal seasonal build-ups in the lawn care business.

Prepaids and other assets have increased from year-end reflecting the seasonality in the lawn care business and the increased volume of warranty contracts written at American Home Shield. The lawn care operation defers marketing and other costs that are incurred earlier in the year, but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. The Company also capitalizes sales commission and other direct contract acquisition costs relating to termite baiting and pest as well as home warranty contracts. Deferred revenues grew significantly reflecting increases in customer prepayments for lawn care services and strong growth in warranty contracts written at American Home Shield.

Capital expenditures which include recurring capital needs and information technology projects are approximately at the same levels as prior year. The Company has no material capital commitments at this time.

Total shareholders' equity was $1.2 billion at March 31, 2002 and December 31, 2001, reflecting earnings growth which was offset by cash dividends. Cash dividends paid directly to shareholders totaled $29 million or $.10 per share for the three months ended March 31, 2002. In April, the Company announced that it has increased its quarterly cash dividend to $.105 per share payable on July 31, 2002 to shareholders of record on July 12, 2002. This quarterly dividend payment represents an increase of 5% over the dividend rate paid for the prior eight quarters. The Company approves its actual dividend payment on a quarterly basis and continually reviews its dividend policy, share repurchase program and other capital structure objectives. The Company has not undertaken material share repurchases in 2001 and 2002. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's commitment to maintain investment grade ratings, general business conditions, and other strategic investment opportunities.

The Company notes that statements that look forward in time, which include everything other than historical information, involve risks and uncertainties that affect the Company's results of operations. Factors which could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following (among others): weather conditions adverse to certain of the Company's residential and commercial services businesses; the entry of additional competitors in any of the markets served by the Company; labor shortages; unexpected changes in operating costs; the condition of the U.S. economy; the cost and length of time associated with integrating or winding down businesses and other factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

                         PART II. OTHER INFORMATION


Item 6 (a):  Exhibits

Exhibit No.    Description of Exhibit
----------     ----------------------------------------------------------------------
 3(ii)         Bylaws of The ServiceMaster Company, as amended through April 26, 2002
 10.1          Letter agreement with Phil Rooney dated as of April 18, 2002
 15.1          Letter re:  unaudited interim financial information


Item 6(b):    Reports on Form 8-K

A report on Form 8-K was filed on March 19, 2002, reporting under "Item 5. Other Events". The purpose of the report was to provide under Item 7, previously reported quarterly consolidated income statement results for 2001 and 2000 restated to present the results of continuing operations and discontinued operations, as well as to disclose quarterly goodwill and trade name amortization by segment.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2002


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:  /s/Steven C. Preston
                             ------------------------------------
                                Steven C. Preston
                          Executive Vice President and Chief Financial Officer