Form 10-Q
period 2002-06-30
SERVICEMASTER CO
filed 2002-08-13
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                     -------
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                    ---------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes___X___   No______ .


Indicate the number of shares outstanding of each of the issuer's classes of common stock: 302,368,000 shares of common stock on August 7, 2002.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant)

PART I.  FINANCIAL INFORMATION

Item 1 : Financial Statements

Consolidated Statements of Income for the three and six
 months ended June 30, 2002 and June 30, 2001                                  2

Consolidated Statements of Financial Position
   as of June 30, 2002 and December 31, 2001                                   4

Consolidated Statements of Cash Flows for the six months
   ended June 30, 2002 and June 30, 2001                                       5

Notes to Consolidated Financial Statements                                     6

Item 2: Management Discussion and Analysis of Financial
   Condition  and Results of Operations                                       14

Item 3:  Quantitative and Qualitative Disclosures About
     Market Risk                                                              22


PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders                  23

Item 6:  Exhibits and Reports on Form 8-K                                     23

Exhibit 18.1 : Letter re: Change in Accounting Principle                      24

Exhibit 99.1: Certification of Chief Executive Officer Pursuant
to Section 1350 of Chapter 63 of Title 18 of the
United States Code                                                            25

Exhibit 99.2: Certification of Chief Financial Officer Pursuant
to Section 1350 of Chapter 63 of Title 18 of the
United States Code                                                            26


Signature                                                                    27

                                PART I. FINANCIAL INFORMATION

                                  THE SERVICEMASTER COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
                                                                               2002           2001           2002           2001
                                                                           ------------   ------------   ------------   ------------
OPERATING REVENUE ......................................................   $ 1,048,008    $ 1,030,176    $ 1,795,290    $ 1,765,897

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold.............................       700,007        697,072      1,242,801      1,238,000
Selling and administrative expenses.....................................       226,978        207,973        368,239        325,670
Goodwill, trade name and other intangible amortization (1)..............         2,534         18,335          5,070         35,901
                                                                           ------------   ------------   ------------    -----------
Total operating costs and expenses......................................       929,519        923,380      1,616,110      1,599,571
                                                                           ------------   ------------   ------------    -----------

OPERATING INCOME .......................................................       118,489        106,796        179,180        166,326

NON-OPERATING  EXPENSE (INCOME):
Interest expense .......................................................        21,725         31,825         44,266         66,399
Interest and investment income..........................................        (2,886)        (3,745)        (6,533)        (7,263)
Minority interest and other expense, net................................         2,014          2,838          3,584          1,064
                                                                           ------------   ------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...................        97,636         75,878        137,863        106,126
Provision for income taxes..............................................        35,412         31,796         50,655         44,253
                                                                           ------------   ------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
     ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..................        62,224         44,082         87,208         61,873

Income from discontinued operations, net of income taxes (2) ...........             -          6,631              -         12,064
Extraordinary gain (loss), net of income taxes (4) .....................        (9,229)             -         (9,229)         6,003
Cumulative effect of accounting change (3)                                           -              -        (44,577)             -
                                                                           ------------   ------------   ------------   ------------
NET INCOME .............................................................   $    52,995    $    50,713    $    33,402    $    79,940
                                                                           ============   ============   ============   ============

PER SHARE:
BASIC EARNINGS PER SHARE:
Income from continuing operations before extraordinary items
   and cumulative effect of accounting change...........................          $.21           $.15           $.29           $.21

Discontinued operations, net (2) .......................................             -            .02              -            .04
Extraordinary gain (loss) (4)...........................................          (.03)             -           (.03)           .02
Cumulative effect of accounting change (3)..............................             -              -           (.15)             -
                                                                           ------------   ------------   ------------   ------------
                                                                                  $.18           $.17           $.11           $.27
                                                                           ============   ============   ============   ============
SHARES                                                                         301,092        298,547        300,653        298,170


DILUTED EARNINGS PER SHARE:
Income from continuing operations before extraordinary items
   and cumulative effect of accounting change...........................          $.20           $.15           $.28           $.21

Discontinued operations, net (2) .......................................             -            .02              -            .04
Extraordinary gain (loss) (4)...........................................          (.03)             -           (.03)           .02
Cumulative effect of accounting change (3)..............................             -              -           (.14)             -
                                                                           ------------   ------------   ------------   ------------
                                                                                  $.17           $.17           $.11           $.27
                                                                           ============   ============   ============   ============
                                                                           ------------   ------------   ------------   ------------
SHARES                                                                         316,474        310,764        315,900        310,300

Dividends per share.....................................................          $.10           $.10           $.20           $.20
                                                                           ============   ============   ============   ============

(1) The Company adopted SFAS 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. Had the provisions of SFAS 142 been applied to 2001, amortization expense would have been reduced by $15.9 million ($10.7 million, after-tax) and $31.0 million ($21.0 million, after-tax) for the three and six month periods ended June 30, 2001 respectively.

(2) In the fourth quarter of 2001, the Company's Board of Directors approved a series of actions related to the strategic review of its portfolio of businesses that commenced earlier in 2001. These actions included the sale in November 2001 of the Company's Management Services business as well as the decision to exit certain non-strategic and under-performing businesses including TruGreen LandCare Construction, Certified Systems, Inc. and certain other operations. These operations are included in "Discontinued operations" in 2001.

(3) In the second quarter of 2002, the Company changed its accounting method for customer acquisition costs in its American Home Shield business. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the cumulative effect of this change in accounting policy has been recorded as of the beginning of fiscal 2002. The impact of retroactively applying the change in method of accounting to 2001 would have reduced pretax earnings by $1.0 million ($.7 million, after-tax) and $7.8 million ($5.1 million, after-tax) for the three and six month periods ended June 30, 2001.

(4) The Company purchased a portion of its public debt securities in the second quarter of 2002 and in the first quarter of 2001. The Company has recorded an extraordinary gain (loss) from the early extinguishment of debt related to these repurchases.



                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       THE SERVICEMASTER COMPANY
                             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                            (IN THOUSANDS)


                                                                                       As of
ASSETS                                                                       June 30,         December 31,
                                                                               2002               2001
                                                                           -----------        -----------
CURRENT ASSETS:
Cash and cash equivalents ..............................................   $   153,852        $   421,550
Marketable securities ..................................................        60,697             61,561
Receivables, less allowance of $32,204 and $27,951, respectively .......       424,632            366,284
Inventories ............................................................        75,345             71,336
Prepaid expenses, deferred costs and other assets ......................       164,254            169,327
Deferred taxes .........................................................        87,436             60,600
                                                                           -----------        -----------
       Total Current Assets ............................................       966,216          1,150,658
                                                                           -----------        -----------

PROPERTY AND EQUIPMENT:
   At cost .............................................................       479,354            473,651
   Less: accumulated depreciation ......................................       293,603            284,679
                                                                           -----------        -----------
     Net property and equipment ........................................       185,751            188,972
                                                                           -----------        -----------

OTHER  ASSETS:
Goodwill ...............................................................     1,852,018          1,844,468
Intangible assets, primarily trade names ...............................       320,355            323,255
Assets of discontinued operations ......................................        15,294             33,398
Notes receivable .......................................................        63,033             62,116
Long-term securities and other assets ..................................        81,557             71,872
                                                                           -----------        -----------
       Total Assets ....................................................   $ 3,484,224        $ 3,674,739
                                                                           ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .......................................................   $   142,026        $   123,800
Accrued liabilities:
   Payroll and related expenses ........................................        80,535             83,973
   Insurance and related expenses ......................................        45,851             40,019
   Income taxes payable ................................................        37,745             24,243
   Other ...............................................................       112,687            133,291
Deferred revenues ......................................................       451,457            373,916
Current portion of long-term debt ......................................        44,496             35,159
                                                                           -----------        -----------
       Total Current Liabilities .......................................       914,797            814,401
                                                                           -----------        -----------

LONG-TERM DEBT .........................................................       817,141          1,105,518

LONG-TERM LIABILITIES:
     Deferred tax liability ............................................       263,000            263,000
     Liabilities of discontinued operations ............................        49,968             75,159
     Other long-term obligations .......................................       128,524             93,023
                                                                           -----------        -----------
        Total Long-Term Liabilities ....................................       441,492            431,182
                                                                           -----------        -----------

MINORITY INTEREST ......................................................       102,200            102,677

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
     and outstanding 302,210 and 300,531 shares, respectively ..........         3,022              3,005
Additional paid-in capital .............................................     1,049,451          1,037,969
Retained earnings ......................................................       311,036            337,232
Accumulated other comprehensive loss ...................................        (7,792)            (1,888)
Restricted stock .......................................................        (1,195)            (1,285)
Treasury stock .........................................................      (145,928)          (154,072)
                                                                           -----------        -----------
       Total Shareholders' Equity ......................................     1,208,594          1,220,961
                                                                           -----------        -----------
       Total Liabilities and Shareholders' Equity ......................   $ 3,484,224        $ 3,674,739
                                                                           ===========        ===========

                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       THE SERVICEMASTER COMPANY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                        2002               2001
                                                                                     ----------          ---------

CASH AND CASH EQUIVALENTS AT JANUARY 1 .........................................     $ 421,550           $ 57,948

CASH FLOWS FROM OPERATIONS:
NET INCOME .....................................................................        33,402             79,940
     Adjustments to reconcile net income to net cash flows from operations:
        Income from discontinued operations ....................................             -            (12,064)
        Extraordinary (gain) loss ..............................................         9,229             (6,003)
        Cumulative effect of accounting change .................................        44,577               --
        Depreciation expense ...................................................        25,938             28,018
        Amortization expense ...................................................         5,070             35,901
     Tax refund from prior years payments ......................................             -             21,000
     Deferred income tax expense ...............................................        41,557             49,927
         Change in working capital, net of acquisitions:
            Receivables ........................................................       (58,836)           (67,988)
            Sale of receivables ................................................             -            100,000
            Inventories and other current assets ...............................       (68,133)           (90,891)
            Accounts payable ...................................................        20,037                830
            Deferred revenues ..................................................        82,468             80,454
            Accrued liabilities ................................................        15,739             11,399
         Other, net ............................................................         1,818              2,325
                                                                                     ----------          ---------
NET CASH PROVIDED FROM OPERATIONS ..............................................       152,866            232,848
                                                                                     ----------          ---------

 MEMO:  NET CASH PROVIDED FROM OPERATIONS
       (EXCLUDING PRIOR YEAR SALE OF RECEIVABLES AND TAX REFUNDS) ..............       152,866            111,848

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions .......................................................       (29,458)           (22,865)
      Sale of equipment and other assets .......................................         1,532              7,994
      Business acquisitions, net of cash acquired ..............................        (9,299)           (21,065)
      Proceeds from business sales and minority interests ......................             -             12,542
      Notes receivable, financial investments and securities ...................        (3,453)           (21,522)
                                                                                     ----------          ---------
NET CASH USED FOR INVESTING ACTIVITIES .........................................       (40,678)           (44,916)
                                                                                     ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt .....................................................      (295,570)          (141,310)
      Purchase of ServiceMaster stock ..........................................             -             (1,308)
      Shareholders' dividends ..................................................       (59,598)           (59,792)
      Other, net ...............................................................        12,821              5,216
                                                                                     ----------          ---------
NET CASH USED FOR FINANCING ACTIVITIES .........................................      (342,347)          (197,194)
                                                                                     ----------          ---------
                                                                                     ----------          ---------
CASH USED FOR DISCONTINUED OPERATIONS ..........................................       (37,539)           (12,433)
                                                                                     ----------          ---------

CASH DECREASE DURING THE PERIOD ................................................      (267,698)           (21,695)
                                                                                     ----------          ---------

CASH AND CASH EQUIVALENTS AT JUNE 30 ...........................................     $ 153,852           $ 36,253
                                                                                     ==========          =========


                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1:  The  consolidated   financial   statements  include  the  accounts  of
ServiceMaster and its subsidiaries, collectively referred to as "the Company". Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2: The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. In the opinion of the Company, all adjustments necessary to present fairly the financial position of The ServiceMaster Company as of June 30, 2002 and December 31, 2001, and the results of operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

As further discussed in Note 5, effective January 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In addition, the Company changed its accounting method for customer acquisition costs in its American Home Shield business. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the cumulative effect of this change in accounting policy (totaling a charge of $.14 per diluted share) has been recorded as of the beginning of fiscal 2002. The Company also announced that, beginning in 2003, it will begin accounting for employee stock options as compensation expense in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the Company continues its historical pattern of option granting, the impact would be approximately $.005 per share in 2003, growing to approximately $.03 per share over five years.

NOTE 3: The Company has identified the most important accounting policies in order to portray its financial condition and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, non-baiting termite, pest control, heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized based upon agreed monthly contract payments or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to HVAC, are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Fees from home warranty and termite baiting contracts are recognized as revenues over the life of the contract in proportion to the direct costs (service or claim), which are expensed as incurred. Franchised revenues (which in aggregate represents approximately three percent of consolidated totals) consist of initial franchise fees and continuing monthly fees based upon the franchisee revenue. Revenue is recognized when reported from the franchisee and collectibility is assured. Customer acquisition costs, which are incremental and direct costs of obtaining the customer, relating to several of the Company's contracts are deferred and amortized over the life of the contract, in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. The Company expenses the cost of advertising the first time the advertising takes place, except for direct-response advertising at Terminix. This direct-response advertising consists primarily of direct-mail promotions, of which the cost is capitalized and amortized over the one year customer contract life. On an interim basis, TruGreen LawnCare incurs significant sales and other costs at the beginning of the fiscal year that directly relate to supporting services to customers throughout the production season (April through October). These costs are deferred and recognized in proportion to the contract revenue over the year. These costs are not deferred beyond the calendar year-end.

The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ materially from the actual results. Disclosures in the 2001 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgment. The areas discussed included the allowance for receivables, accruals for self-insured retention limits related to medical, workers compensation, auto and general liability insurance, the possible outcome of litigation and the useful lives for depreciation and amortization expense. There have been no changes in these areas or methodologies in 2002.

NOTE 4: The Company carries insurance policies on insurable risks which it believes to be appropriate. The Company generally has self-insured retention limits and has obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on the Company's claims experience and actuarial assumptions. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated.

The Company believes that other legal proceedings and currently pending litigation arising in the ordinary course of business will not have a material effect on the consolidated financial statements.

NOTE 5: The Company periodically reviews its accounting practices to ensure that its adopted policies appropriately reflect current conditions in its businesses, the industries it operates in, and the regulatory and business environments. During the second quarter, the Company reviewed and compared its accounting principles for its American Home Shield business with its direct competitors as well as with companies operating in various aspects of the insurance industry. Although there is some diversity of practice in these industries, the Company determined to change its policy to the more prevalent and conservative method of accounting for deferred acquisition costs from SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", where deferred acquisition costs were amortized over the expected customer life to a more preferable method, FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts", where deferred acquisition costs are amortized over the initial contract life. Such accounting principle is consistent with the Company's understanding of the methods used by others in the warranty industry. This new method of accounting is expected to result in a reduction of $.03 per share in reported earnings in 2002, but will have no impact on cash flow in the current or future years. In accordance with Accounting Principles Board Opinion No. 20 "Accounting Changes", the cumulative effect of this change in accounting policy (totaling a charge of $.14 per diluted share) has been recorded as of the beginning of fiscal 2002.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that after December 31, 2001, existing goodwill will no longer be amortized and intangible assets with indefinite useful lives will not be amortized until their useful lives are determined to be no longer indefinite. Goodwill and intangible assets that are not amortized will be subject to at least an annual assessment for impairment by applying a fair-value-based test. As of July 30, 2002, the Company's impairment testing was completed and the testing concluded that there were no impairment issues. Estimated fair value was determined for each reporting unit by utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values.

The following table provides summarized financial information for the three and six month periods ended June 30, 2002 and 2001, with the 2001 information presented on an adjusted basis to reflect the elimination of amortization expense required under SFAS 142 and the impact of retroactively applying the change in method of accounting for customer acquisition costs at American Home Shield.


                                                                       Three Months Ended        Six Months Ended
                                                                      June 30,                     June 30,
(in thousands, except per share data)                                   2002          2001           2002          2001
                                                                    ------------- -------------  ------------- -------------
Operating Income and Margins:

Reported operating income                                                     $118,489    $ 106,796     $179,180    $ 166,326
Add back: Goodwill and trade name amortization                                       -       15,883            -       30,995
Subtract:  Impact of retroactively applying the change in method of
    accounting for customer acquisition costs at AHS                                 -       (1,032)           -       (7,770)
                                                                              ---------   ----------    ---------   ----------
Operating income as adjusted under SFAS 142 and for
    retroactive application of accounting change                              $118,489    $ 121,647     $179,180    $ 189,551
                                                                              =========   ==========    =========   ==========
         Margin percentage (1)                                                   11.3%        11.8%        10.0%        10.7%
    (1) The 2001 margin percentages are based on adjusted operating income amounts which are non-GAAP financial measures


     Net Income:
    ---------------------

 Reported net income from continuing operations before
     extraordinary gain (loss) and cumulative
     effect of accounting change                                              $ 62,224    $  44,082     $ 87,208    $  61,873
 Add back: Goodwill and trade name amortization, net of tax                          -       10,700            -       21,000
 Subtract:  Impact of retroactively applying the change in method of
    accounting for customer acquisition costs at AHS, net of tax                     -         (670)           -       (5,050)
                                                                              ---------   ----------    ---------   ----------
 Net income from continuing operations before extraordinary gain (loss) and cumulative effect of accounting change as adjusted under SFAS 142 and
     for retroactive application of accounting change                         $ 62,224    $  54,112     $ 87,208    $  77,823
                                                                              =========   ==========    =========   ==========

Diluted Earnings Per Share:

 Reported earnings per share from continuing operations before extraordinary gain (loss) and cumulative
     effect of accounting change                                              $   0.20    $    0.15     $   0.28    $    0.21
 Add back: Goodwill and trade name amortization, net of tax                          -         0.03            -         0.06
Subtract:  Impact of retroactively applying the change in method of
    accounting for customer acquisition costs at AHS, net of tax                     -            -            -        (0.02)
                                                                              ---------   ----------    ---------   ----------

 Earnings per share from continuing operations before extraordinary gain (loss)
     and cumulative effect of accounting change as adjusted under SFAS 142 and
     for retroactive application of accounting change                         $   0.20    $    0.18     $   0.28    $    0.25
                                                                              =========   ==========    =========   ==========


The following table summarizes goodwill and intangible assets.

                                           As of            As of
(in thousands)                         June 30, 2002   December 31, 2001
                                       ------------      ------------

Covenants not to compete                $  139,407        $ 138,445
Accumulated amortization (1)               (64,057)          (59,952)
                                       ------------      ------------
  Net covenants not to compete              75,350            78,493

Other intangibles                            7,847             6,639
Accumulated amortization (1)                (1,392)             (427)
                                       ------------      ------------
  Net other intangibles                      6,455             6,212

Trade names (2)                            238,550           238,550

Goodwill (2), (3)                        1,852,018         1,844,468
                                       ------------      ------------

Total                                  $ 2,172,373       $ 2,167,723
                                       ============      ============

(1) Amortization expense of approximately $8-10 million is expected for the next five years.
(2) Not subject to amortization.
(3) For the six months ended June 30, 2002 approximately $7.6 million of additional goodwill was recorded.

NOTE 6: On October 3, 2001 the Company's Board of Directors approved a series of strategic actions which were the culmination of an extensive portfolio review process that was initiated in the first quarter of 2001. The goal of the portfolio review was to increase shareholder value by creating a focused and aligned company that provides the greatest return and growth potential. The
Company determined it could best achieve these goals with a portfolio of businesses which support the business strategy to become America's Home Service Company and have attractive cash flow and return characteristics. As part of this determination, in the fourth quarter of 2001, the Company sold its Management Services business to ARAMARK Corporation for approximately $800 million. Also in the fourth quarter of 2001, the Company's Board of Directors approved the exit of non-strategic and under-performing businesses including TruGreen LandCare Construction, Certified Systems Inc. (CSI), and certain other small operations. The Company sold its TruGreen LandCare Construction operations to Environmental Industries, Inc. (EII) in certain markets and entered into an agreement with EII to manage the wind-down of commercial landscaping construction contracts in the remaining markets. In addition, the Company sold all of its customer contracts relating to the exit of CSI (the Company's professional employer organization), to AMS Staff Leasing, N.A., Inc. The Company also completed, in the fourth quarter of 2001, the sale of certain subsidiaries of its European pest control and property services operations. The results of these discontinued business units have been separated and classified as Discontinued Operations in the accompanying financial statements.

The Company continues to carry certain assets on its financial statements relating to these operations. Management is actively selling the remaining equipment and collecting the outstanding receivables. The Company believes that the remaining assets are presented at their net realizable value. In addition, reserves and accrual balances remain on the financial statements relating to these operations. Cash payments incurred for the wind-down of LandCare construction contracts, lease termination costs, workers compensation and health claims as well as professional service fees have been made in the first six months of the year. The remaining balances are outlined in the table below.

In the  fourth  quarter  of  2001,  the  Company  recorded  a charge  for  asset impairments and other items which included accruals for residual value guarantees on leased properties, severance for former executives and terminated employees, and other costs. During the second quarter of 2002, the Company completed the sale of its ownership interest in five assisted living facilities. These properties were financed through a synthetic lease arrangement, whereby, the Company guaranteed the residual value of the properties. At year-end, a $13.5 million reserve was established representing the amount by which the residual value guarantees exceeded the value of bids to purchase the facilities at that time. The final sales price was significantly greater than these bid levels and the Company realized a gain of $3.6 million from the sale on the assisted living properties.

The table below summarizes the activity during the six months ended June 30, 2002 for the remaining liabilities from the discontinued operation and the reserves for items recorded in the fourth quarter of 2001. The Company believes that the remaining reserves continue to be adequate and reasonable.


     (IN THOUSANDS)                                      Balance at        Cash                      Balance at
                                                       DEC. 31, 2001     PAYMENTS     INCOME       JUNE 30, 2002
                                                       --------------   ---------     ------      -------------
Remaining liabilities from discontinued operations
     LandCare Construction                                $33,700       $11,600         --           $22,100
     Certified Systems, Inc.                               23,800         5,500         --            18,300
     Management Services                                   11,400         1,800         --             9,600
     Other                                                  6,300         6,300         --              --
Reserves related to strategic actions in the fourth
  quarter of 2001                                         $36,000       $10,600       $3,600         $21,800

The Company recorded a $3.2 million charge in the second quarter of 2002 relating to the severance and termination agreement of a key executive. This severance will be paid out over three years.

NOTE 7: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures.

The following chart reconciles both the numerator and the denominator of the basic earnings per share computation to the numerator and the denominator of the diluted earnings per share computation.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                  Three Months                          Three Months
                                                   Ended June 30, 2002                   Ended June 30, 2001
                                            --------------------------------       ------------------------------


                                              INCOME       SHARES      EPS           INCOME      SHARES    EPS
                                             --------     --------    -----         --------    --------   ----
 Basic earnings per share                     $52,995      301,092    $0.18          $50,713     298,547   $0.17
                                                                      =====                                =====

 Effect of dilutive securities, net of tax:
    Options                                         -        7,182                         -       4,060
    Convertible securities                      1,195        8,200                     1,191       8,157
                                             ----------   ---------                 ----------  ---------

 Diluted earnings per share                   $54,190      316,474    $0.17          $51,904     310,764   $0.17
                                             ==========   =========   =====         ==========  =========  =====



                                                         Six Months                            Six Months
                                                   Ended June 30, 2002                   Ended June 30, 2001
                                            --------------------------------       ------------------------------

                                              INCOME       SHARES      EPS           INCOME      SHARES     EPS
                                             --------     --------    -----         --------    --------    ----
 Basic earnings per share                     $33,402      300,653    $0.11          $79,940     298,170   $0.27
                                                                      =====                                =====
 Effect of dilutive securities, net of tax:
    Options                                         -        7,047                         -       3,973
    Convertible securities                      2,390        8,200                     2,383       8,157
                                             ----------   ---------                 ----------  ---------

 Diluted earnings per share                   $35,792      315,900    $0.11          $82,323     310,300   $0.27
                                             ==========   =========   =====         ==========  =========  =====


NOTE 8: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 is presented in the following table:

                                                     (IN THOUSANDS)
                                                    2002         2001
                                                 ---------    ---------
CASH PAID OR (RECEIVED) FOR:
Interest expense.............................  $   44,956   $   64,845
Interest and dividend income.................  $   (6,108)  $   (4,366)
Income taxes.................................  $   31,294   $  (12,277)

The decrease in interest paid in 2002 is primarily due to reduced debt levels reflecting debt retirements utilizing the proceeds from the sale of Management Services. The increase in interest income received is also due to the proceeds received from the Management Services sale as the Company maintained significant cash levels throughout the year. The tax payment in 2002 resulted from the gain on the sale of the Management Services business which compared to the prior year tax refund of $21 million related to prior year over-payments.

NOTE 9: Total comprehensive income was $46.3 million and $49.3 million for the three months ended June 30, 2002 and 2001, respectively, and $27.5 million and $68.6 million for the six months ended June 30, 2002 and 2001, respectively.
Comprehensive income for the six months ended June 30, 2002 includes the cumulative adjustment of $45 million related to the change in accounting method for customer acquisition costs at American Home Shield. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and translation balances.

NOTE 10: On March 23, 2001, the Company entered into an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen and Terminix. At

June 30, 2002, there were no outstanding receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future which would provide an alternative funding source.

NOTE 11: In the second quarter of 2002, the Company recorded an extraordinary loss on early debt extinguishment of $9.2 million after-tax or $.03 per diluted share resulting from the repurchase of approximately $218 million in ServiceMaster corporate bonds pursuant to a tender offer. In the first quarter of 2001, the Company repurchased approximately $35 million of its public debt securities and recorded an extraordinary gain of $6.0 million after-tax or $.02 per diluted share.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections" (SFAS 145). The primary impact to the Company of this Statement is that it rescinds Statement No. 4 which required all material gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS 145 requires that the more restrictive criteria of APB Opinion No. 30 will be used to determine whether such gains or losses are extraordinary. The Company intends to adopt this Statement in its fiscal year 2003, as required by the Statement. Adoption of this Statement will result in the reclassification of the extraordinary gain (loss) included in the accompanying Consolidated Statements of Income.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE 12: The Company continues to maintain minority investors in the combined ARS/AMS entity as well as in Terminix. Members of management acquired, at fair market value, equity interests in ARS. The Company and the equity investors have respective options to acquire or sell the minority interests in the future at a price based on fair market value. The future acquisition of this minority interest will be recorded as additional purchase cost at the time of payment. At Terminix, the minority ownership reflects an interest issued to the prior owners of the Allied Bruce Terminix Companies in connection with that acquisition. This equity security is exchangeable into eight million ServiceMaster common shares. The ServiceMaster shares are included in the shares used for the calculation of diluted earnings per share.

In January 2001, Jonathan P. Ward, President and Chief Executive Officer of ServiceMaster, purchased from ServiceMaster a 5.50% convertible debenture due January 9, 2011, with a face value of $1.1 million. ServiceMaster financed the purchase of the debenture with a 5.50% full recourse loan due January 9, 2011. In May 2001, Mr. Ward purchased a second 5.50% convertible debenture due May 10, 2011, with a face value of $1.1 million. ServiceMaster financed 50% of the purchase price of this second debenture with a 5.50% full recourse loan due May 10, 2011. Each debenture becomes convertible into 20,000 shares of ServiceMaster common stock on December 31 on each of the years 2001 through 2005.

NOTE 13: The business of the Company is primarily conducted through three operating segments: TruGreen, Terminix, and Home Maintenance and Improvement. In accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), the Company's reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. As a result of the decision in the fourth quarter of 2001 to exit the LandCare Construction business, the results of the construction operations are now included in discontinued operations for all periods. The Terminix segment provides termite and pest control services to residential and commercial U.S. customers. The Home Maintenance and Improvement segment includes American Residential Services, (ARS) and American Mechanical Services (AMS) that provide heating, ventilation, air conditioning (HVAC) and plumbing services as well as American Home Shield which provides home warranties to consumers that cover HVAC, plumbing and other appliances. The segment also includes the two franchise operations, ServiceMaster Clean and Merry Maids, which provide disaster restoration and cleaning services.

The Other Operations segment includes entities that are managed separately from the three major units and aggregated together in accordance with SFAS 131 due to their size or developmental nature. This segment includes ServiceMaster Home Service Center, an initiative that has developed valuable competencies and has built an infrastructure that allows customers the ability to purchase all of the Company's services through a single point of contact; the Company's international operations which include the retained Terminix operations in the United Kingdom and Ireland; and the Company's headquarters operations which provides various technology, marketing, finance and other support services to the business units.

Segment information as of and for the three months and six months ended June 30, 2002 and 2001 is presented below. The table below also presents an "Adjusted" column of 2001 information which includes two adjustments made to the reported amounts: (1) SFAS 142, "Goodwill and Other Intangible Assets", eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. The 2001 operating income information has been adjusted to eliminate amortization expense related to goodwill and intangible assets with indefinite lives, and (2) the change in method of accounting for deferred acquisition costs at American Home Shield has been reflected as a cumulative adjustment as of January 1, 2002. The 2001 operating income, capital employed, and identifiable asset information has been adjusted to reflect the retroactive application of the change in method of accounting.


(In thousands)                                                            Three Months     Three Months      Three Months
                                                                         Ended June 30,    Ended June 30,    Ended June 30,
                                                                             2002              2001              2001
                                                                           Reported          Reported          Adjusted
--------------------------------------------------------------------------------------------------------------------------
Operating Revenue:
   TruGreen                                                               $   434,279        $   430,065
   Terminix                                                                   255,399            229,192
   Home Maintenance and Improvement                                           339,588            353,220
   Other Operations                                                            18,742             17,699
---------------------------------------------------------------------------------------------------------
Total Operating Revenue                                                   $ 1,048,008        $ 1,030,176
---------------------------------------------------------------------------------------------------------

Operating Income:
   TruGreen                                                               $    53,140        $    51,419      $    58,014
   Terminix                                                                    45,369             35,024           40,460
   Home Maintenance and Improvement                                            33,469             32,920           35,390
   Other Operations                                                           (13,489)           (12,567)         (12,217)
--------------------------------------------------------------------------------------------------------------------------
Total Operating Income                                                    $   118,489        $   106,796      $   121,647
--------------------------------------------------------------------------------------------------------------------------

Capital Employed:
   CAPITAL EMPLOYED REPRESENTS THE NET ASSETS OF THE SEGMENT; I.E., TOTAL ASSETS LESS LIABILITIES (LIABILITIES DO NOT INCLUDE
    DEBT BALANCES).
   TruGreen                                                               $ 1,073,181        $ 1,091,947      $ 1,091,947
   Terminix                                                                   600,936            593,783          593,783
   Home Maintenance and Improvement                                           628,347            677,263          633,919
   Other Operations (and discontinued businesses)                            (130,033)           623,161          623,161
--------------------------------------------------------------------------------------------------------------------------
Total Capital Employed                                                    $ 2,172,431        $ 2,986,154      $ 2,942,810
--------------------------------------------------------------------------------------------------------------------------

Identifiable Assets:
   TruGreen                                                               $ 1,160,194        $ 1,217,438      $ 1,217,438
   Terminix                                                                   859,040            797,145          797,145
   Home Maintenance and Improvement                                         1,006,454          1,042,942          999,597
   Other Operations (and discontinued businesses)                             458,536          1,046,808        1,046,808
--------------------------------------------------------------------------------------------------------------------------
Total Identifiable Assets                                                 $ 3,484,224        $ 4,104,333      $ 4,060,988
--------------------------------------------------------------------------------------------------------------------------


                                                                           Six Months       Six Months        Six Months
                                                                         Ended June 30,    Ended June 30,    Ended June 30,
                                                                             2002              2001              2001
                                                                           Reported          Reported          Adjusted
--------------------------------------------------------------------------------------------------------------------------
Operating Revenue:
   TruGreen                                                               $   663,422        $   659,820
   Terminix                                                                   475,449            424,964
   Home Maintenance and Improvement                                           620,515            644,233
   Other Operations                                                            35,904             36,880
---------------------------------------------------------------------------------------------------------
Total Operating Revenue                                                   $ 1,795,290        $ 1,765,897
---------------------------------------------------------------------------------------------------------

Operating Income:
   TruGreen                                                               $    77,761        $    73,856      $    87,046
   Terminix                                                                    81,622             60,526           70,344
   Home Maintenance and Improvement                                            44,881             52,937           52,448
   Other Operations                                                           (25,084)           (20,993)         (20,287)
--------------------------------------------------------------------------------------------------------------------------
Total Operating Income                                                    $   179,180        $   166,326      $   189,551
--------------------------------------------------------------------------------------------------------------------------



The following table summarizes by segment goodwill and trade names that are not subject to amortization:

                                         June 30,         December 31,
                                           2002              2001
                                      -------------      -------------
TruGreen                                 $ 896,310          $ 895,744
Terminix                                   667,320            661,864
Home Maintenance and Improvement           506,938            505,410
Other Operations                            20,000             20,000
                                      -------------      -------------
Total                                  $ 2,090,568        $ 2,083,018
                                      =============      =============

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

CONSOLIDATED REVIEW

Revenue for the second quarter totaled $1.05 billion, two percent above the prior year. Reported operating income was $118 million in 2002 compared with $107 million in 2001 and reported diluted earnings per share from continuing operations was $.20 in 2002 compared with $.15 in 2001. During the second quarter of 2002, the Company incurred a $.03 per share extraordinary loss from the early extinguishment of debt. Including this item, reported diluted earnings per share was $.17 in 2002. The financial statement comparison between the two years is impacted by the adoption of SFAS 142 and a change in accounting method which were effective at the beginning of 2002 and the sale and exit of certain businesses in late 2001.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), requires that beginning in 2002, goodwill and trade names will no longer be amortized. SFAS 142 does not permit the restatement of 2001 financial information to reflect the impact of this Statement. In the second quarter of 2002, the Company changed its accounting method for customer acquisition costs in its American Home Shield business. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", prior period financial statements are not restated for the impact of the new accounting method, rather the cumulative effect of this change in accounting policy has been recorded as of the beginning of 2002. This new policy is expected to result in a reduction of $.03 per share in reported earnings in 2002, but will have no impact on cash flow in the current or future years.

In order to assist in the comparison of earnings per share, the table below presents diluted earnings per share on a comparable basis, assuming: (i) only continuing operations existed, (ii) SFAS 142 was effective, (iii) the change in method of accounting for customer acquisition costs was applied retroactively, and (iv) after-tax proceeds from the 2001 sales of Management Services and certain European pest control operations were used to repay debt. These adjustments in the aggregate provide a less favorable comparison to the prior year than the reported results, however, they allow for the review of the underlying base business performance on a comparable basis. On a comparable basis, second quarter diluted earnings per share of $.20 in 2002 was consistent with last year.

                                                            Three months ended         Six months ended
                                                                 June 30,                  June 30,
                                                             2002         2001       2002          2001
                                                           ---------     -------    --------    -----------
Continuing operations before extraordinary items              $0.20       $0.15      $0.28         $0.21

Earnings per share equivalent of reduced amortization
    expense under new accounting rules                          -          0.03         -           0.06
Interest expense reduction                                      -          0.02         -           0.04
Retroactive application of accounting change                    -            -          -          (0.02)
                                                           ---------     -------    --------    -----------
As adjusted earnings per share                                $0.20       $0.20      $0.28         $0.29
                                                           =========     =======    ========    ===========


For comparative purposes,  the Company has provided supplemental  information in
Note 5 which presents certain 2001 information as adjusted to reflect the elimination of goodwill and trade name amortization and the impact of retroactively applying the change in method of accounting for American Home Shield customer acquisition costs. Second quarter operating income on this comparable basis decreased three percent to $118 million from $122 million, with operating margins decreasing to 11.3 percent from 11.8 percent. The decline in operating income reflects continued strong growth at Terminix and American Home Shield offset by lower volume in the HVAC and plumbing businesses of ARS and AMS, increased workers compensation claims at TruGreen LandCare, as well as increased expenditures related to Company-wide operational initiatives and overhead support.

Cost of services rendered and products sold increased slightly for the quarter and decreased as a percentage of revenue to 66.8 percent in 2002 from 67.7 percent in 2001. Selling and administrative expenses increased nine percent and increased as a percentage of revenue to 21.7 percent from 20.2 percent in 2001 (20.3 percent in 2001, retroactively applying the prior year impact of the American Home Shield accounting change). The increase in selling and administrative expenses reflects initiatives to measure customer and employee satisfaction, improved marketing techniques and investments in the Six Sigma programs.

In the second quarter of 2002, the Company completed two non-recurring transactions. The ownership interest in five assisted living facilities was sold in the quarter, and a gain of $3.6 million was realized. In addition, a key executive signed a termination and severance agreement in the quarter. The Company recorded a $3.2 million charge relating to this agreement. Cash payments will be made over a three year period.

Interest expense decreased from the prior year, primarily due to reduced debt levels as a portion of the proceeds received from sales of the Management Services and certain European pest control businesses were used to pay down debt. Interest and investment income decreased primarily reflecting a reduced level of investment gains realized on the American Home Shield investment portfolio. Minority interest and other expense decreased primarily due to prior year losses incurred relating to the sale of accounts receivables under the Company's securitization program.

The tax provision reflects a lower effective tax rate, which includes the benefit of the utilization of prior year net operating losses of a subsidiary operation, the ServiceMaster Home Service Center.

OUTLOOK

The current combination of the Company's strengths, challenges and trends leads the Company to the low end of its previously stated guidance of $.60 to $.63 per share, before adjusting for the $.03 per share reduction from the change in method of accounting. The Company continues to see measurable improvements in TruGreen lawn care, Terminix and American Home Shield, despite difficult economic conditions. To stay within guidance, these businesses need to continue to perform. In addition, the Company must see improvements in TruGreen LandCare, and the turnaround at ARS must take hold and show clear progress in the second half of the year.

The Company continues to estimate a cost in 2002 of $20 million related to the implementation of Six Sigma and initiatives to measure customer and employee satisfaction, with an offsetting return on these initiatives of approximately $15 million in 2002.

OTHER DEVELOPMENTS

New distribution channels for the Company's services continue to be explored. In July 2002, the Company announced that it had entered into an agreement to provide Yahoo! consumers the ability to schedule and purchase ServiceMaster home services through the newly created Home Service Center on Yahoo! Real Estate. Also in August, the Home Service Center (a subsidiary of the Company) partnered with Sears, Roebuck and Company to allow customers to tap into the network of Sears parts and repair services.

In July 2002, the Company and the Home Depot announced that they had concluded their joint home services pilot program. The two companies will, however, continue to explore ways to expand existing relationships for installation and other services on a local basis.

SEGMENT REVIEW

NOTE: THE COMPANY ADOPTED SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", WHICH ELIMINATES THE AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS WITH INDEFINITE LIVES BEGINNING IN 2002. THE CHANGE IN METHOD OF ACCOUNTING FOR CUSTOMER ACQUISITION COSTS AT AMERICAN HOME SHIELD HAS BEEN REFLECTED AS A
CUMULATIVE  ADJUSTMENT AS OF JANUARY 1, 2002.  FOR  COMPARATIVE  PURPOSES,  2001

SEGMENT RESULTS HAVE BEEN RESTATED TO EXCLUDE THE AMORTIZATION EXPENSE AFFECTED BY THE NEW ACCOUNTING STANDARD AND RETROACTIVELY APPLY THE CHANGE IN METHOD OF ACCOUNTING.

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. This segment's results for both 2002 and 2001 exclude the discontinued TruGreen LandCare Construction business. The TruGreen segment reported revenue of $434 million, one percent above the prior year. Operating income decreased to $53 million from $58 million last year, primarily reflecting an increased level of seasonal costs in the lawn care operations and increased workers compensation claims (approximately $5 million) at TruGreen LandCare. Revenue in the lawn care business improved modestly over the prior year, reflecting growth in customer counts from increased sales and improved retention rates. The sales growth has been supported by the deployment of more sophisticated marketing tools and by reaching customers more effectively through broader distribution channels. The higher level of full program customers has also increased the sale of ancillary services in the quarter. Operating margins in the lawn care operations declined, because a greater portion of the first quarter sales and support costs were expensed in the second quarter compared with last year. The Company defers certain sales and support costs in the first part of the year that directly relate to supporting services to customers throughout the production season (April through October). These costs are then amortized in proportion to the revenues in later quarters. Last year, more of the expense was deferred in the second quarter based on a higher level of expected future revenue than actually materialized. The landscape maintenance operations experienced a decline in revenue for the quarter. Although volume was down, the base of business consists of more profitable contracts with stronger customers and improved pricing. Operating margins in the landscaping operations declined primarily reflecting lower material costs offset by increased workers compensation claims. This business is focusing on specific operating initiatives including hiring a senior sales and operating leader, expanding and developing its sales force, continuing to focus on labor efficiency programs, and improving the results of the bottom quartile of its branches. Capital employed decreased two percent, primarily reflecting improved working capital management and a reduction in capital equipment.

The Terminix segment, which includes the domestic termite and pest control services, reported an 11 percent increase in revenue to $255 million from $229 million in 2001 and operating income growth of 12 percent to $45 million from $40 million last year. Revenue growth was supported by the 2001 acquisition of Sears Termite & Pest Control as well as new sales and improved customer retention in both the termite and pest control business. Operating margins improved over the prior year reflecting the beneficial impact of acquisitions and improved labor efficiency, offset in part by costs for quality improvement initiatives and direct marketing expenditures. The segment has produced steady improvement in customer retention rates which reflects the increased emphasis on training and customer service processes in the branches. Capital employed increased one percent reflecting acquisitions offset in part by a higher level of deferred revenue.

The Home Maintenance and Improvement segment includes heating, ventilation, air conditioning (HVAC), and plumbing services provided under the American
Residential  Services (ARS),  Rescue Rooter,  and American  Mechanical  Services
(AMS) (for commercial accounts) brand names; home systems and appliance warranty contracts offered through American Home Shield; and the Company's primary franchised operations, ServiceMaster Clean and Merry Maids. The segment reported revenue of $340 million, a decrease of four percent from $353 million last year. Operating income decreased five percent to $33 million compared to $35 million last year. Performance in the segment was supported by double-digit revenue and profit growth at American Home Shield offset by a decline in volume of air conditioning and plumbing services in the ARS and AMS businesses. American Home Shield reported strong growth in the real estate and third party channels as well as improved customer renewal rates. Operating margins improved reflecting both lower service costs per claim and a decrease in the incidence of claims. In the combined ARS and AMS operations, a decline in call volume for air conditioning and plumbing repairs and reduced construction activity continued to affect the industry and resulted in a double-digit decline in revenue and profit. A comprehensive rebuilding of marketing and sales strategies is underway to counteract the impact of the decrease in demand, and in the second quarter, the Company hired a chief marketing officer for the ARS operations. The combined franchise operations achieved revenue and profit growth, primarily driven by a strong growth in disaster restoration and increased franchise sales at ServiceMaster Clean and growth in the direct-owned branch operations of Merry Maids. Capital employed decreased one percent reflecting the change in accounting for American Home Shield deferred customer acquisition costs and improved working capital management.

Other Operations consists of the Company's international operations; ServiceMaster Home Service Center; and the Company's headquarters operations. Revenue for the quarter increased slightly to $19 million. This segment shows a net operating expense, which increased from the prior year reflecting the increased investments in the headquarters organization for Six Sigma and other enterprise initiatives to support purchasing efficiencies, marketing programs and technology projects. Capital employed in this segment includes the discontinued operations and therefore is significantly reduced from the prior year, reflecting the prior year divestitures of businesses.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO JUNE 30, 2001

CONSOLIDATED REVIEW

Revenue for the six months increased two percent to $1.8 billion. Reported operating income was $179 million in 2002 compared with $166 million in 2001, and reported diluted earnings per share from continuing operations was $.28 in 2002 compared with $.21 in 2001. The six month results in 2002 include a $.14 charge related to the cumulative effect of the change in accounting method and a $.03 extraordinary loss from early debt extinguishment. Including these items, reported diluted earnings per share was $.11 for the six months in 2002.

The Company has changed significantly since last year and in the second quarter consolidated review section there is a table that presents the 2001 earnings per share adjusted to be comparable to the 2002 figures. In order to assist in the comparison of earnings per share, the table presents 2001 diluted earnings per share on a comparable basis, assuming: (i) only continuing operations existed,
(ii) SFAS 142 was effective, (iii) the change in method of accounting for customer acquisition costs was applied retroactively, and (iv) after-tax proceeds from the 2001 sales of Management Services and certain European pest control operations were used to repay debt. These adjustments in the aggregate provide for a less favorable comparison to the prior year than the reported results, however, they allow for the review of the underlying base business performance on a comparable basis. Diluted earnings per share for the six months on a comparable basis was $.28 in 2002 compared to $.29 in 2001.

As presented in the supplemental information in Note 5, operating income on this basis decreased five percent to $179 million in 2002 from $190 million in 2001, with margins decreasing to 10.0 percent from 10.7 percent. The decline in operating income reflects strong increases at Terminix and American Home Shield offset by reduced volume in the HVAC and plumbing businesses of ARS and AMS, a reduced deferral of seasonal costs compared to the prior year at TruGreen, increased workers compensation claims at TruGreen LandCare, as well as increased investments for Company-wide initiatives.

Cost of services rendered and products sold increased slightly for the six months and decreased as a percentage of revenue to 69.2 percent in 2002 from
70.1 percent in 2001. Selling and administrative expenses increased 13 percent and increased as a percentage of revenue to 20.5 percent from 18.4 percent in 2001 (18.9 percent in 2001, retroactively applying the prior year impact of the American Home Shield accounting change), reflecting initiatives to measure customer and employee satisfaction, improved marketing techniques and investments in Six Sigma.

Interest expense decreased from the prior year, primarily due to reduced debt levels as a portion of the proceeds received from the sales of the Management Services and certain European pest control businesses were used to pay down debt. The Company realized a reduced level of investment gains on the American Home Shield investment portfolio this year which is in the interest and investment income line on the Income Statement. Minority interest and other expense increased from the prior year primarily due to the elimination of minority interest income related to the ServiceMaster Home

Service Center initiative that was recorded in 2001. In the first quarter of 2001 and until May 2001, the operating losses of ServiceMaster Home Service Center had been offset through minority interest income (below the operating income line) because of investments in the venture made by Kleiner, Perkins, Caufield & Byers. In December 2001, the Company acquired the minority interest in the ServiceMaster Home Service Center held by Kleiner Perkins. The operating losses incurred in the first six months of 2002 from ServiceMaster Home Service Center have been absorbed in the accompanying financial statements without an offset at the minority interest income line.

The tax provision reflects a lower effective tax rate based on benefits received through the consolidation for tax purposes of the ServiceMaster Home Service Center. The Company was able to utilize prior year net operating losses of this subsidiary operation.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three stet businesses of the Company. These measures are presented on a rolling, twelve month basis in order to avoid seasonal anomalies.

                                               KEY PERFORMANCE INDICATORS
                                                     As of June 30,

                                                 2002           2001
                                              ----------     ------------
TRUGREEN -
   Growth in Full Program Contracts                1%              -3%
   Customer Retention Rate                      64.5%            62.4%

TERMINIX -
   Growth in Pest Control Customers               12%              14%
   Pest Control Customer Retention Rate         77.5%            76.2%

   Growth in Termite Customers                     8%              20%
   Termite Customer Retention Rate              90.1%            88.8%

AMERICAN HOME SHIELD -
   Growth in Warranty Contracts                   15%              11%
   Customer Retention Rate                      53.2%            51.1%

SEGMENT REVIEW

NOTE: THE COMPANY ADOPTED SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", WHICH ELIMINATES THE AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS WITH INDEFINITE LIVES BEGINNING IN 2002. THE CHANGE IN METHOD OF ACCOUNTING FOR CUSTOMER ACQUISITION COSTS AT AMERICAN HOME SHIELD HAS BEEN REFLECTED AS A
CUMULATIVE ADJUSTMENT AS OF JANUARY 1, 2002. FOR COMPARATIVE PURPOSES, 2001 SEGMENT RESULTS HAVE BEEN RESTATED TO EXCLUDE THE AMORTIZATION EXPENSE AFFECTED BY THE NEW ACCOUNTING STANDARD AND RETROACTIVELY APPLY THE CHANGE IN METHOD OF ACCOUNTING.

The TruGreen segment reported revenue of $663 million, slightly above the prior year. Operating income decreased to $78 million from $87 million last year, primarily reflecting an increased level of seasonal costs in the lawn care operations, increased workers compensation claims in the landscaping operations (approximately $5 million) and a lower volume of snow removal business
(approximately $2.5 million) early in the year. Revenue in the lawn care business improved modestly over the prior year. Customer contracts have increased one percent over the prior twelve months compared with a three percent decline in the prior year period, reflecting the benefit of new marketing strategies as well as the impact of improved customer retention. In addition to telemarketing, which is the primary channel used by TruGreen ChemLawn to sell its services, the business has expanded investments in direct mail and television advertising leading to higher sales of new customers. Quality and other satisfaction initiatives have resulted in improving retention of existing customers. The customer retention rate improved 210 basis points to 64.5 percent compared to the same period last year. The retention rate continued to increase in the second quarter. Operating margins in the lawn care operations declined, reflecting improved labor productivity offset by an increased level of seasonal costs. Year-to-date this year, the Company has expensed approximately $5 million more in seasonal costs than in the prior year due to a higher expectation of revenue in the prior year that did not materialize. Revenue in the landscaping business declined reflecting a decrease in snow removal services due to mild winter weather and a slight decrease in its core maintenance business. Despite the decline in the maintenance business, the base of contracts is more profitable reflecting stronger customers and improved pricing. Operating margins in the landscaping services business declined primarily reflecting the decreased volume of higher margin snow removal business and increased workers compensation claims. Management is highly focused on mid-season sales of enhanced services to support second half of the year growth expectations.

The Terminix segment reported a 12 percent increase in revenue to $475 million from $425 million in 2001 and operating income growth of 16 percent to $82 million from $70 million last year. Revenue growth was driven by the acquisition in 2001 of Sears Termite & Pest Control as well as solid internal growth. The Sears acquisition continues to meet management's expectations with respect to customer retention, remediation costs and overall profitability. One area where the Company has begun to see challenges is in the sale of new pest control customers to replace terminations in the Sears markets. As a result, the Company expects to see a reduction in revenue growth in the fourth quarter. Terminix has continued to show favorable comparisons in both termite and pest control customer retention, reflecting increased focus on quality, training, and customer service processes in the branches. Operating margins improved over the prior year reflecting the impact of the acquisitions, continuing migration to higher margin products, improved labor efficiencies and lower material costs. Terminix is in the process of rolling out a new operating system to support its field operations. This system is expected to be in all branches within the next year.

The Home Maintenance and Improvement segment reported revenue of $621 million, a decrease of four percent from $644 million last year. Operating income decreased 14 percent to $45 million compared to $52 million last year. American Home Shield reported double-digit growth in revenue and profit. Both sales and retention rates continued to show improvements over prior year levels. Operating margins improved benefiting from lower service costs per claim and a decrease in the incidence of claims. The combined ARS and AMS operations reported revenue and profit significantly below the prior year. A softer economic environment combined with mild weather led to lower demand for heating, air conditioning and plumbing repairs and replacement service. These operations also experienced lower construction activity in both the residential and commercial sectors. With new leadership in place, this business continues to focus on cost containment initiatives and is implementing significant changes to its sales and marketing programs. The franchise operations achieved solid revenue and profit growth, supported by strong demand for disaster restoration services at ServiceMaster Clean, growth in the direct-owned branch operations at Merry Maids, and acquisitions.

Other Operations revenue declined to $36 million from $37 million in the prior year. This segment shows a net operating expense, which increased from the prior year reflecting the increased investments in the headquarters organization for Six Sigma and other initiatives including purchasing, marketing, and technology.

FINANCIAL CONDITION

Net cash provided from operations of $153 million was $41 million higher than the first six months of 2001 before the impact of the Company's accounts receivable securitization program and tax refunds in 2001. Net cash provided from operations is 75 percent higher than earnings for the six months and represents a 37 percent increase over the $112 million that was reported last year. This increase was driven, in part, by a significant reduction in the use of working capital, primarily at TruGreen ChemLawn and American Home Shield as a result of better receivables, payables and inventory management. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Cash and marketable securities totaled approximately $215 million at June 30, 2002, including approximately $123 million of required regulatory investments at American Home Shield. During the second quarter, the Company completed the last major phase of the debt reduction program announced in October 2001, through the repurchase of $218 million in face value of its corporate bonds. As a result the Company reduced its total outstanding debt level in the quarter to approximately $862 million. This represents a reduction in debt outstanding of approximately $1.1 billion over the last two years and the Company's lowest level since the first quarter of 1997. The debt repurchase allowed the Company the opportunity to strengthen its credit profile by focusing the majority of the repurchase on bonds with shorter maturities. Approximately 60% of the Company's debt now matures beyond seven years and 40% beyond fifteen years. The Company's first public bond maturity is not due until 2005.

The Company maintains a three-year revolving credit facility for $490 million, which will expire in December 2004. As of June 30, 2002 the Company had issued approximately $130 million of letters of credit under the facility and had unused commitments of approximately $360 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an agreement to ultimately sell, on a revolving basis, certain receivables to unrelated third party purchasers. At June 30, 2002, there were no receivables outstanding that had been sold to third parties. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its eligible receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. The Company also maintains operating lease facilities with banks totaling $95 million that provide for the acquisition and development of properties to be leased by the Company. There is a residual value guarantee of these properties up to 82 percent of the fair market value of the properties. At June 30, 2002, there was approximately $72 million funded under these facilities. Of the $95 million in facilities, $80 million expires in October 2004 and $15 million expires in January 2008. The majority of the Company's vehicle fleet and some of its equipment needs are leased through cancelable operating leases. There are residual value guarantees (ranging from 70% to 87% depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At June 30, 2002, there was approximately $265 million of residual value relating to these leases.


The following table presents the Company's obligations and commitments:


                                                                          2003 and      2005 and       2007 and
(IN MILLIONS)                                     TOTAL        2002         2004          2006        LATER YEARS
-------------------------------------------------------------------------------------------------------------------
Debt balances                                     $862         $21           $64          $169             $608
Non-cancelable operating leases                    256          31            94            63               68
-------------------------------------------------------------------------------------------------------------------
Total amount                                    $1,118         $52          $158          $232             $676



There have been no material changes in the terms of the Company's financing agreements since December 31, 2001. As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At June 30, 2002, the Company is in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2002, expects to be able to maintain compliance in the future.

The assets and liabilities relating to the discontinued companies have been classified in separate captions on the Consolidated Statements of Financial Position. In the first quarter, the Company made approximately $70 million in tax payments relating to the sale of Management Services. There were other cash payments relating to the wind-down of the discontinued operations which were offset by cash collected on assets remaining from these operations. Assets of the discontinued operations have declined reflecting cash collections on receivables and the sale of fixed assets. The liabilities from discontinued operations have decreased reflecting cash outflows related to the wind-down of contracts, lease termination costs, workers' compensation payments and legal costs.

Accounts receivable and inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Deferred revenues grew significantly reflecting increases in customer prepayments for lawn care services and strong growth in warranty contracts written at American Home Shield. Prepaids and other assets have decreased from year-end reflecting the impact of the change in accounting for customer acquisition costs at American Home Shield, offset by the deferred seasonal costs in the lawn care business. As required by APB No. 20 "Change in Accounting", the reduction in deferred customer acquisition costs resulting from the change in accounting method has been reflected as a cumulative adjustment as of January 1, 2002 and prior periods have not been restated. The lawn care operation defers marketing and other costs that are incurred earlier in the year, but are directly associated with revenues realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawn care production season, as the related revenues are recognized. No amounts are carried over the fiscal year-end. In addition to the American Home Shield customer acquisition costs, the Company capitalizes sales commission and other direct contract acquisition costs relating to termite baiting and pest contracts.

Capital expenditures which include recurring capital needs and information technology projects are higher than prior year levels reflecting the payments of the residual value guarantees relating to leases for the five assisted living facilities sold in the quarter. See Note 6 for additional details. The Company has no material capital commitments at this time.

Total shareholders' equity was $1.2 billion at June 30, 2002 and December 31, 2001, reflecting earnings which were offset by cash dividends. Cash dividends paid directly to shareholders totaled $60 million or $.20 per share for the six months ended June 30, 2002. In July 2002, the Company paid a third quarter cash dividend of $.105 per share and declared a fourth quarter cash dividend of $.105 per share payable on October 31, 2002. This quarterly dividend payment provides for an annual payment for 2002 of $.41 per share, a 2.5% increase over 2001. The Company approves its actual dividend payment on a quarterly basis and continually reviews its dividend policy, share repurchase program and other capital structure objectives. The Company has not undertaken material share repurchases in 2001 and 2002 to date. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's commitment to maintain investment grade credit ratings, general business conditions, and other strategic investment opportunities.

As disclosed in Note 3, the Company has identified the most important accounting policies in order to portray its financial condition and results of operations. These policies relate primarily to revenue recognition and the deferral of customer acquisition costs. Except for the change in accounting principle at American Home Shield and the capitalization of direct-response advertising at Terminix, the policies are the same as discussed in the 2001 Annual Report. The critical estimates and assumptions required by management in order to prepare the financial statements were also discussed in the 2001 Annual Report and in
Note 3 in this report. There have been no changes in the areas or methodologies in 2002.

FORWARD LOOKING STATEMENT

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The  Company  does  not hold or  issue  financial  instruments  for  trading  or speculative purposes. The Company has entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of financial instrument transactions is not material to the Company's financial statements.

The Company generally maintains the majority of its debt at fixed rates (over 95% of total debt at both December 31, 2001, and June 30, 2002) and, therefore, its exposure to interest rate fluctuations is not significant to the Company's results of operations. The payments on the $72 million of outstandings on the Company's real estate operating lease facilities as well as its cancelable vehicle fleet and equipment operating leases are tied to floating interest rates. However, the Company does not expect that interest rate fluctuations are likely to be significant to the Company's results of operations.

The economy and its impact on discretionary consumer spending, labor wages, fuel costs and medical inflation rates could be significant to future operating earnings.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The 2002 Annual Meeting of Shareholders was held on April 26, 2002.

(b)      The following persons were elected as Class of 2005 directors:


NAME                       VOTES FOR     VOTES WITHHELD    BROKER NON-VOTES
----                       ---------     --------------    ----------------

Paul W. Berezny, Jr.      247,162,142       7,248,494             N/A
Carlos H. Cantu           248,659,562       5,751,074             N/A
Vincent C. Nelson         246,594,910       7,815,726             N/A
Charles W. Stair          248,226,619       6,184,017             N/A
Jonathan P. Ward          250,546,178       3,864,458             N/A

No votes were cast for any other nominee for directors. The Class of 2003 continuing in office are: Herbert P. Hess, Michele M. Hunt, Dallen W. Peterson, and David K. Wessner. The Class of 2004 continuing in office are: Brian Griffiths, Sidney E. Harris, James D. McLennan, C. William Pollard and Donald G. Soderquist.

No other matters were submitted to shareholders.

ITEM 6(A): EXHIBITS

Exhibit 18.1      Letter Re: Change in Accounting Principles
Exhibit 99.1      Certification of Chief Executive Officer Pursuant to Section
                   1350 of Chapter 63 of Title 18 of the United States Code
Exhibit 99.2      Certification of Chief Financial Officer Pursuant to Section
                   1350 of Chapter 63 of Title 18 of the United States Code


ITEM 6(B):    REPORTS ON FORM 8-K


A report on Form 8-K was filed on May 22, 2002 reporting under "Item 4. Changes in Registrant's Certifying Accountant." In this filing, the Company reported that on May 20, 2002 it had dismissed ArthurAndersen LLP as its independent accountants and, effective May 22, 2002, the Company engaged Deloitte & Touche LLP as its new independent accountants.

A report on Form 8-K/A was filed on May 24, 2002 for the purpose of including a revised Exhibit 16.1 to the Form 8-K filed on May 22, 2002.

A report on Form 8-K was filed on June 20, 2002 reporting under "Item 5. Other Events". The purpose of the report was to provide updated Key Performance Indicators that were included in the Company's first quarter earnings release. The Company discussed these metrics in an investors conference on June 20, 2002.

                                       SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2002


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:                    /S/STEVEN C. PRESTON
                          ------------------------------------------------------

                                          Steven C. Preston
                          Executive Vice President and Chief Financial Officer