Form 10-Q
period 2002-09-30
SERVICEMASTER CO
filed 2002-11-15
CIK 1052045

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                       FORM 10-Q



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2002
                                                           ---------

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
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 301,344,000 shares of common stock on November 7, 2002.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION
------   ---------------------
Item 1 : Financial Statements

Consolidated Statements of Income for the three and nine
 months ended September 30, 2002 and September 30, 2001                        2

Consolidated Statements of Financial Position
   as of September 30, 2002 and December 31, 2001                              4

Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2002 and September 30, 2001                             5

Notes to Consolidated Financial Statements                                     6

Item 2: Management Discussion and Analysis of Financial
   Condition  and Results of Operations                                       15

Item 3:  Quantitative and Qualitative Disclosures About
   Market Risk                                                                24

Item 4: Controls and Procedures                                               25


PART II.  OTHER INFORMATION
--------  ------------------
Item 6:  Exhibits and Reports on Form 8-K                                     26

Signature                                                                     27

Certifications                                                                28

Exhibit 99.1:  Certification of Chief Executive Officer Pursuant
to Section 1350 of  Chapter 63 of Title 18 of the
United States Code                                                            30

Exhibit 99.2:  Certification of Chief Financial Officer Pursuant
to Section 1350 of Chapter 63 of Title 18 of the
United States Code                                                            31





                                PART I. FINANCIAL INFORMATION

                                  THE SERVICEMASTER COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 Three Months Ended               Nine Months Ended
                                                                                   September 30,                    September 30,
                                                                                    (Unaudited)                      (Unaudited)
                                                                           2002              2001             2002             2001
                                                                       ------------    ------------      ----------     -----------
OPERATING REVENUE ..................................................     $1,013,484      $  981,552      $2,779,676      $2,716,830

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ........................        690,028         675,489       1,907,035       1,884,266
Selling and administrative expenses ................................        212,196         199,672         581,391         524,390
Goodwill, trade name and other intangible amortization (1)  ........          2,508          17,797           7,578          52,997
                                                                        -----------     -----------     -----------     -----------
Total operating costs and expenses .................................        904,732         892,958       2,496,004       2,461,653
                                                                        -----------     -----------     -----------     -----------
OPERATING INCOME ...................................................        108,752          88,594         283,672         255,177

NON-OPERATING  EXPENSE (INCOME):
Interest expense ...................................................         17,030          30,948          61,296          97,347
Interest and investment income .....................................         (1,612)         (7,409)         (8,145)        (14,672)
Minority interest and other expense, net ...........................          1,905           2,248           5,489           3,312
                                                                        -----------     -----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                        91,429          62,807         225,032         169,190
Provision for income taxes .........................................         33,619          27,077          82,687          71,435
                                                                        -----------     -----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
     ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..............         57,810          35,730         142,345          97,755

Income from discontinued operations, net of income taxes (2) .......            527          10,393             684          22,305

Extraordinary gain (loss), net of income taxes (3) .................            -               -            (9,229)          6,003

Cumulative effect of accounting change (4) .........................            -               -           (44,577)            -
                                                                        -----------     -----------     -----------     -----------
NET INCOME .........................................................    $    58,337     $    46,123     $    89,223       $ 126,063
                                                                       ============    ============      ==========     ===========

PER SHARE:
BASIC EARNINGS PER SHARE:
Income from continuing operations before extraordinary items
   and cumulative effect of accounting change.......................           $.19            $.12            $.47            $.33

Discontinued operations, net (2) ...................................              -             .03             .01             .07

Extraordinary gain (loss) (3).......................................              -               -            (.03)            .02

Cumulative effect of accounting change (4)..........................              -               -            (.15)              -
                                                                       ------------    ------------      ----------       ---------
                                                                               $.19            $.15            $.30            $.42
                                                                       ============    ============      ==========       =========
SHARES                                                                      301,093         298,925         300,805         298,425


DILUTED EARNINGS PER SHARE:
Income from continuing operations before extraordinary items
   and cumulative effect of accounting change.......................           $.19            $.12            $.46            $.33

Discontinued operations, net (2) ...................................              -             .03              -              .07

Extraordinary gain (loss) (3).......................................              -               -            (.03)            .02

Cumulative effect of accounting change (4)..........................              -               -            (.14)              -
                                                                       ------------    ------------      ----------     -----------
                                                                               $.19            $.15            $.29            $.42
                                                                       ============    ============      ==========     ===========
SHARES                                                                      313,649         312,524         315,155         311,044

Dividends per share.................................................          $.105            $.10           $.305            $.30
                                                                       ============    ============      ==========     ===========


(1) The Company adopted SFAS 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. Had the provisions of SFAS 142 been applied to 2001, amortization expense would have been reduced by $15.4 million ($10.4 million, after-tax) and $45.7 million ($31.0 million, after-tax) for the three and nine month periods ended September 30, 2001 respectively.

(2) In the fourth quarter of 2001, the Company's Board of Directors approved a series of actions related to the strategic review of its portfolio of businesses that commenced earlier in 2001. These actions included the sale in November 2001 of the Company's Management Services business as well as the decision to exit certain non-strategic and under-performing businesses including TruGreen
LandCare Construction, Certified Systems, Inc. and certain other operations. These operations are included in "Discontinued Operations" in 2001. During the third quarter of 2002, the Company sold its Terminix UK operations and reclassified the financial results from "Continuing Operations" to "Discontinued Operations" for all periods presented.

(3) The Company purchased a portion of its public debt securities in the second quarter of 2002 and in the first quarter of 2001. The Company has recorded an extraordinary gain (loss) from the early extinguishment of debt related to these repurchases.

(4) In the second quarter of 2002, the Company changed its accounting method for customer acquisition costs in its American Home Shield business. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the cumulative effect of this change in accounting policy has been recorded as of the beginning of fiscal 2002. The impact of retroactively applying the change in method of accounting to 2001 would have reduced pretax earnings by $1.1 million ($.7 million, after-tax) and $8.9 million ($5.8 million, after-tax) for the three and nine month periods ended September 30, 2001.



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                       THE SERVICEMASTER COMPANY
                             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       (IN THOUSANDS; UNAUDITED)
                                                                                          As of
                                                                                                  December 31,
ASSETS                                                                    September 30,               2001
                                                                               2002            (Restated, Note 6)
                                                                           -----------            -----------
CURRENT ASSETS:
Cash and cash equivalents ...........................................      $   192,600            $   420,469
Marketable securities ...............................................           60,440                 61,561
Receivables, less allowance of $30,268 and $27,188, respectively ....          406,528                351,761
Inventories .........................................................           72,656                 69,518
Prepaid expenses, deferred costs and other assets ...................          116,848                167,915
Deferred taxes ......................................................           88,859                 60,600
                                                                           -----------            -----------
       Total Current Assets .........................................          937,931              1,131,824
                                                                           -----------            -----------

PROPERTY AND EQUIPMENT:
At cost .............................................................          462,808                453,378
Less: accumulated depreciation ......................................          289,122                272,441
                                                                           -----------            -----------
  Net property and equipment ........................................          173,686                180,937
                                                                           -----------            -----------

OTHER  ASSETS:
Goodwill ............................................................        1,913,222              1,902,934
Intangible assets, primarily trade names ............................          261,237                264,789
Assets of discontinued operations ...................................            5,605                 64,068
Notes receivable ....................................................           57,953                 59,204
Long-term securities and other assets ...............................           68,155                 70,983
                                                                           -----------            -----------
       Total Assets .................................................      $ 3,417,789            $ 3,674,739
                                                                           ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ....................................................      $   130,331            $   116,165
Accrued liabilities:
   Payroll and related expenses .....................................           91,488                 82,340
   Insurance and related expenses ...................................           48,585                 40,019
   Accrued income taxes .............................................           60,958                 25,237
   Other ............................................................           90,339                128,057
Deferred revenues ...................................................          387,563                355,129
Current portion of long-term debt ...................................           31,404                 35,159
                                                                           -----------            -----------
       Total Current Liabilities ....................................          840,668                782,106
                                                                           -----------            -----------

LONG-TERM DEBT ......................................................          795,987              1,105,518

OTHER LONG-TERM LIABILITIES:
     Deferred tax liability .........................................          271,735                269,000
     Liabilities of discontinued operations .........................           51,132                 93,769
     Other long-term obligations ....................................          123,966                 91,708
                                                                           -----------            -----------
        Total Other Long-Term Liabilities ...........................          446,833                454,477
                                                                           -----------            -----------

MINORITY INTEREST ...................................................          101,851                102,677

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
     and outstanding 301,052 and 300,531 shares, respectively .......            3,011                  3,005
Additional paid-in capital ..........................................        1,050,465              1,037,969
Retained earnings ...................................................          344,081                346,232
Accumulated other comprehensive loss ................................           (5,477)                (1,888)
Restricted stock ....................................................           (1,151)                (1,285)
Treasury stock ......................................................         (158,479)              (154,072)
                                                                           -----------            -----------
       Total Shareholders' Equity ...................................        1,232,450              1,229,961
                                                                           -----------            -----------
       Total Liabilities and Shareholders' Equity ...................      $ 3,417,789            $ 3,674,739
                                                                           ===========            ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                       THE SERVICEMASTER COMPANY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                                 (Unaudited)
                                                                                            2002               2001
                                                                                       -------------      -------------
CASH AND CASH EQUIVALENTS AT JANUARY 1 ........................................         $ 420,469          $  56,133

CASH FLOWS FROM OPERATIONS:
NET INCOME ....................................................................            89,223            126,063
     Adjustments to reconcile net income to net cash flows from operations:
        Income from discontinued operations ...................................              (684)           (22,305)
        Extraordinary (gain) loss .............................................             9,229             (6,003)
        Cumulative effect of accounting change ................................            44,577                -
        Depreciation expense ..................................................            37,124             37,056
        Amortization expense ..................................................             7,578             52,997
     Tax refund from prior years payments .....................................               -               21,000
     Deferred income tax expense ..............................................            64,986             75,796
         Change in working capital, net of acquisitions:
            Receivables .......................................................           (52,131)           (70,552)
            Sale of receivables ...............................................               -               92,500
            Inventories and other current assets ..............................           (22,835)           (37,611)
            Accounts payable ..................................................            13,866            (16,917)
            Deferred revenues .................................................            32,184             49,530
            Accrued liabilities ...............................................            19,692              8,586
         Other, net ...........................................................             2,726              1,972
                                                                                        ---------          ---------
NET CASH PROVIDED FROM OPERATIONS .............................................           245,535            312,112
                                                                                        ---------          ---------

 MEMO:  NET CASH PROVIDED FROM OPERATIONS
       (EXCLUDING PRIOR YEAR SALE OF RECEIVABLES AND TAX REFUNDS) .............           245,535            198,612

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ......................................................           (38,861)           (32,231)
      Sale of equipment and other assets ......................................             2,031              7,837
      Business acquisitions, net of cash acquired .............................           (14,128)           (26,689)
      Proceeds from business sales and minority interests .....................               -                4,925
      Notes receivable, financial investments and securities ..................            (1,031)           (18,449)
                                                                                        ---------          ---------
NET CASH USED FOR INVESTING ACTIVITIES ........................................           (51,989)           (64,607)
                                                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt ....................................................          (303,129)          (240,120)
      Purchase of ServiceMaster stock .........................................           (14,529)            (1,308)
      Shareholders' dividends .................................................           (91,374)           (88,921)
      Other, net ..............................................................            15,385              9,009
                                                                                        ---------          ---------
NET CASH USED FOR FINANCING ACTIVITIES ........................................          (393,647)          (321,340)
                                                                                        ---------          ---------

                                                                                        ---------          ---------
CASH PROVIDED FROM (USED FOR) DISCONTINUED OPERATIONS .........................           (27,768)            58,925
                                                                                        ---------          ---------

CASH DECREASE DURING THE PERIOD ...............................................          (227,869)           (14,910)
                                                                                        ---------          ---------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 .....................................         $ 192,600          $  41,223
                                                                                        =========          =========


                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1:  The  consolidated   financial   statements  include  the  accounts  of
ServiceMaster and its subsidiaries, collectively referred to as "the Company". Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2: The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company suggests that the quarterly consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

As further discussed in Note 5, effective January 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In addition, in the second quarter the Company changed its accounting method for customer acquisition costs in its American Home Shield business. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the cumulative effect of this change in accounting policy (totaling a charge of $.14 per diluted share) has been recorded as of the beginning of fiscal 2002. The Company has also announced that, beginning in 2003, it will begin accounting for employee stock options as compensation expense in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As currently required by the Statement, the Company plans on prospectively applying the provisions of this Statement to new option grants awarded subsequent to 2002. If the Company continues its historical pattern of option granting, the impact would be approximately $.005 per share in 2003, growing to approximately $.03 per share over five years.

NOTE 3: The Company has identified the most significant accounting policies that impact its financial statements. These relate primarily to revenue recognition and the deferral of related costs. See Note 5 regarding a change of accounting for costs associated with warranty contracts. No other change in accounting for deferred costs has occurred since year-end 2001. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, non-baiting termite, pest control, heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized based upon agreed monthly contract payments or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to HVAC, are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Termite and home warranty services typically are sold through annual contracts for a one-time, up-front payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of the contracts in proportion to the expected direct costs. Franchised revenues (which in aggregate represents approximately three percent of consolidated totals) consist of continuing monthly fees based upon the franchisee revenue and initial franchise fees. Monthly fee revenue is recognized when reported from the franchisee and collectibility is assured, and initial fee revenue, which is fixed, is recognized at the time of sale and when collectibility is assured. Customer acquisition costs, which are incremental and direct costs of obtaining the customer, relating to several of the Company's contracts are deferred and amortized over the life of the contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. The Company expenses the cost of advertising the first time the advertising takes place, except for direct-response advertising at Terminix which is capitalized and amortized over its expected period of future benefits. This direct-response advertising consists primarily of direct-mail promotions, for which the cost is capitalized and amortized over the one year customer contract life. At September 30, 2002, approximately $2 million of advertising costs were deferred. TruGreen ChemLawn incurs significant sales and other costs at the beginning of the fiscal year that directly relate to supporting services to customers throughout the production season (April through October). These costs are deferred and recognized in proportion to the contract revenue over the year. These costs are not deferred beyond the calendar year-end. The Company has $388 million of deferred revenues at September 30, 2002, which consist of customer prepayments for lawn care services and payments received for annual contracts relating to home warranty and termite baiting services. The revenue related to these services will be recognized as the service is performed or over the contractual period.

The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ materially from the actual results. Disclosures in the 2001 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgment. The areas discussed included the allowance for uncollectible receivables, accruals for self-insured retention limits related to medical, workers compensation, auto and general liability insurance, the possible outcome of litigation and the useful lives for depreciation and amortization expense. There have been no changes in these areas or methodologies in 2002.

NOTE 4: The Company carries insurance policies on insurable risks which it believes to be appropriate. The Company generally has self-insured retention limits and has obtained insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on the Company's claims experience and actuarial assumptions. The establishment of appropriate reserves is an inherently uncertain process. Reserve estimates are regularly reviewed and updated using the most current information available. Any resulting adjustments, which could be material, are reflected in the period identified.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that after December 31, 2001, existing goodwill will no longer be amortized and intangible assets with indefinite useful lives will not be amortized until their useful lives are determined to be no longer indefinite. Goodwill and intangible assets that are not amortized will be subject to at least an annual assessment for impairment by applying a fair-value-based test. As of July 30, 2002, the Company's impairment testing was completed and the testing concluded that there were no impairment issues. Estimated fair value was determined for each reporting unit by utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values. The Company will perform impairment testing on an annual basis and may test for impairment on a more frequent basis if management believes events have occurred or circumstances have changed resulting in a reporting unit's fair value being reduced below its book value.

The following table provides summarized financial information for the three and nine month periods ended September 30, 2002 and 2001, with the 2001 information presented on an adjusted basis to reflect the elimination of amortization expense required under SFAS 142 and the impact of retroactively applying the change in method of accounting for customer acquisition costs at American Home Shield.


                                                                                   Three Months Ended          Nine Months Ended
                                                                                     September 30,               September 30,
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                                           2002          2001        2002          2001
                                                                                ------------- --------     ---------   -------------

    OPERATING INCOME AND MARGINS:
----------------------------------------
Reported operating income ....................................................  $ 108,752    $  88,594     $ 283,672    $ 255,177
Add back: Goodwill and trade name amortization ...............................        -         15,366           -         45,660
Subtract:  Impact of retroactively applying the change in method of
   accounting for customer acquisition costs at AHS ..........................        -         (1,152)          -         (8,922)
                                                                                ---------    ---------     ---------    ---------


Operating income as adjusted under SFAS 142 and for
   retroactive application of accounting change ..............................  $ 108,752    $ 102,808     $ 283,672    $ 291,915
                                                                                =========    =========     =========    =========
        MARGIN PERCENTAGE (1) ................................................       10.7%        10.5%         10.2%        10.7%

   (1) The 2001 margin percentages are based on adjusted operating income amounts which are non-GAAP financial measures

   NET INCOME:

Reported net income from continuing operations before
   extraordinary gain (loss) and cumulative
   effect of accounting change ...............................................  $  57,810    $  35,730     $ 142,345    $  97,755
Add back: Goodwill and trade name amortization, net of tax ...................        -         10,400           -         31,000
Subtract:  Impact of retroactively applying the change in method of
  accounting for customer acquisition costs at AHS, net of tax ...............        -           (750)          -         (5,800)
                                                                                ---------    ---------     ---------    ---------

Net income from continuing operations before
   extraordinary gain (loss) and cumulative effect
   of accounting change as adjusted under SFAS 142 and
   for retroactive application of accounting change ..........................  $  57,810    $  45,380     $ 142,345    $ 122,955
                                                                                =========    =========     =========    =========

   DILUTED EARNINGS PER SHARE:

    Reported earnings per share from continuing operations before extraordinary gain (loss) and cumulative
       effect of accounting change ...........................................  $    0.19    $    0.12     $    0.46    $    0.33
    Add back: Goodwill and trade name amortization, net of tax ...............        -           0.04           -           0.10
   Subtract:  Impact of retroactively applying the change in method of
      accounting for customer acquisition costs at AHS, net of tax ...........        -            -             -          (0.02)

                                                                                ---------    ---------     ---------    ---------
    Earnings per share from continuing operations before
       extraordinary gain (loss) and cumulative effect
       of accounting change as adjusted under SFAS 142 and
       for retroactive application of accounting change ......................  $    0.19    $    0.16     $    0.46    $    0.41
                                                                                =========    =========     =========    =========

The following table summarizes goodwill and intangible assets.

                                     As of                 As of
(IN THOUSANDS)                September 30, 2002     December 31, 2001
                                -------------           ------------

Covenants not to compete .....        69,404            $    67,667
Accumulated amortization (1) .       (52,882)               (47,640)
                                 -----------            -----------
  Net covenants not to compete        16,522                 20,027

Other intangibles ............         8,071                  6,639
Accumulated amortization (1) .        (1,906)                  (427)
                                 -----------            -----------
  Net other intangibles ......         6,165                  6,212

Trade names (2) ..............       238,550                238,550

Goodwill (2), (3) ............     1,913,222              1,902,934
                                 -----------            -----------

Total ........................   $ 2,174,459            $ 2,167,723
                                 ===========            ===========

(1) Annual amortization expense of approximately $8 - $10 million is expected for the next five years.
(2)  Not subject to amortization.
(3) For the nine months ended September 30, 2002 approximately $11.1 million of additional goodwill was recorded.

NOTE 6: On October 3, 2001 the Company's Board of Directors approved a series of strategic actions which were the culmination of an extensive portfolio review process that was initiated in the first quarter of 2001. The goal of the portfolio review was to increase shareholder value by creating a focused and aligned company that provides the greatest return and growth potential. The
Company determined it could best achieve these goals with a portfolio of businesses which support the business strategy to become America's Home Service Company and have attractive cash flow and return characteristics. As part of this determination, in the fourth quarter of 2001, the Company sold its Management Services business to ARAMARK Corporation for approximately $800 million. Also in the fourth quarter of 2001, the Company's Board of Directors approved the exit of non-strategic and under-performing businesses including TruGreen LandCare Construction, Certified Systems Inc. (CSI), and certain other small operations. The Company sold its TruGreen LandCare Construction operations to Environmental Industries, Inc. (EII) in certain markets and entered into an agreement with EII to manage the wind-down of commercial landscaping construction contracts in the remaining markets. In addition, the Company sold all of its customer contracts relating to the exit of CSI (the Company's professional employer organization), to AMS Staff Leasing, N.A., Inc. The Company also completed, in the fourth quarter of 2001, the sale of certain subsidiaries of its European pest control and property services operations. The results of these discontinued business units have been separated and classified as "Discontinued Operations" in the accompanying financial statements. During the third quarter of 2002, the Company sold its Terminix operations in the United Kingdom and the financial results have been reclassified from "Continuing Operations" to "Discontinued Operations" for all periods presented.

In the fourth quarter of 2001, the Company entered into a three-year licensing arrangement with ARAMARK for use of the ServiceMaster trade name, valued at $15 million. The Company intended to recognize this amount over the three-year contractual period, and as such, recognized $2 million related thereto in each of the first and second quarters of 2002. Subsequently, the Company determined that it was appropriate to recognize the entire $15 million licensing fee in the fourth quarter of 2001. The accompanying December 31, 2001 balance sheet has been adjusted to eliminate the $15 million in deferred revenue related to this arrangement. In addition, the accompanying nine-month financial statements have been adjusted to eliminate the $4 million.

As discussed above, the 2001 financial statements will be restated for the $15 million license fee and the 2001 and 2000 financial statements will be reclassified for the effects of the operations discontinued in the third quarter of 2002. Because the prior auditor, Arthur Andersen, is unable to reissue reports on these years, the Company has engaged Deloitte & Touche to re-audit the 2001 and 2000 financial statements.

The December 31, 2001 Form 10-K and the 2002 first and second quarter Form 10-Qs will be amended once the re-audit of the 2001 financial statements and the audit of the 2002 financial statements are completed.

It is important to note that in the October 29, 2002 press release of the Company's financial results, the Company recognized a $4 million expense in the third quarter results to reverse the impact of the license fees in the first and second quarters. Because of the Company's intention to restate the first and second quarters, third quarter earnings as reflected herein, no longer include the $4 million reversal.

NOTE 7: The Company continues to carry certain assets on its financial statements relating to discontinued operations. Management is actively selling remaining equipment and collecting outstanding receivables. The Company believes that the remaining assets are presented at their net realizable value. In addition, reserves and accrual balances remain on the financial statements relating to these operations. Cash payments incurred for the wind-down of LandCare construction contracts, lease termination costs, workers compensation and health claims as well as professional service fees have been made in the first nine months of the year.

As part of the overall strategic review, the Company recorded a charge for asset impairments and other items in the fourth quarter of 2001 which included accruals for residual value guarantees on leased properties, severance for former executives and terminated employees, and other costs. At December 31, 2001, the accrual balance was $36 million. During the second quarter of 2002, the Company completed the sale of its ownership interest in five assisted living facilities. These properties were financed through a synthetic lease arrangement, whereby, the Company guaranteed the residual value of the properties. At year-end, a $13.5 million reserve was established representing the amount by which the residual value guarantees exceeded the value of bids to purchase the facilities at that time. The final sales price was significantly greater than these bid levels and the Company realized a gain of $3.6 million in the second quarter of 2002 from the sale on the assisted living properties.

The following table below summarizes the activity during the nine months ended September 30, 2002 for the remaining liabilities from the discontinued operation and the reserves for items recorded in the fourth quarter of 2001. The Company believes that the remaining reserves continue to be adequate and reasonable.


(IN THOUSANDS)                     Balance at          Cash                            Balance at
                                  December 31,       Payments          Income/        September 30,
                                      2001           or Other         (Expense)           2002
                                 ---------------    -----------       ----------      --------------
Remaining liabilities from
  discontinued operations
     LandCare Construction              $33,700        $21,000         $(1,200)             $13,900
     Certified Systems, Inc.             23,800          7,500          (3,500)              19,800
     Management Services                 11,400          2,200            4,700               4,500
     International businesses            18,600         18,600 (1)      (12,900)             12,900
     Other                                6,300          6,300                -                  -
Reserves related to strategic
  actions in the fourth
  quarter of 2001                       $36,000        $13,700           $3,600             $18,700



(1) The liabilities of this business were assumed by the buyer of the sold operations. No cash payments were required.

The Company recorded a $3.2 million charge in the second quarter of 2002 relating to the severance and termination agreement of a key executive. This severance will be paid out over three years.


NOTE 8: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures.


The following chart reconciles both the numerator and the denominator of the basic earnings per share computation to the numerator and the denominator of the diluted earnings per share computation.




(IN THOUSANDS, EXCEPT PER SHARE DATA)                         Three Months                          Three Months
                                                        Ended September 30, 2002              Ended September 30, 2001
                                                    --------------------------------       ------------------------------

                                                      INCOME       SHARES      EPS           INCOME      SHARES      EPS
                                                     --------     --------   ------         --------    --------    -----
 Basic earnings per share                              $58,337     301,093    $0.19          $46,123     298,925    $0.15
                                                                              =====                                 =====
 Effect of dilutive securities, net of tax:
    Options                                                          4,356                                 5,399
    Convertible securities                               1,195       8,200                     1,195       8,200
                                                     ----------   ---------                 ----------  ---------


 Diluted earnings per share                            $59,532     313,649    $0.19          $47,318     312,524    $0.15
                                                     ==========   =========  ========       ==========  =========  =======



                                                               Nine Months                           Nine Months
                                                         Ended September 30, 2002              Ended September 30, 2001
                                                     --------------------------------       ------------------------------

                                                      INCOME       SHARES      EPS           INCOME      SHARES      EPS
                                                     --------     --------   ------         --------    --------    -----
 Basic earnings per share                              $89,223     300,805    $0.30          $126,063     298,425    $0.42
                                                                              =====                                 ======
 Effect of dilutive securities, net of tax:
    Options                                                          6,150                                  4,419
    Convertible securities                               3,585       8,200                      3,579       8,200
                                                     ----------   ---------                 ----------  ---------


 Diluted earnings per share                            $92,808     315,155    $0.29          $129,642     311,044    $0.42
                                                     ==========   =========  ========       ==========  =========   ======


NOTE 9: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 is presented in the following table:

                                               (IN THOUSANDS)
                                              2002         2001
CASH PAID OR (RECEIVED) FOR:              ----------  -----------
Interest expense.......................  $   68,369  $  106,645
Interest and dividend income...........  $   (8,195) $   (6,659)
Income taxes...........................  $   36,629  $   (7,277)

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

NOTE 10: Total comprehensive income was $60.7 million and $41.1 million for the three months ended September 30, 2002 and 2001, respectively, and $85.6 million and $109.8 million for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive income for the nine months ended September 30, 2002 includes the cumulative adjustment of $45 million related to the change in accounting method for customer acquisition costs at American Home Shield. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and translation balances.

NOTE 11: On March 23, 2001, the Company entered into an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen and Terminix. At September 30, 2002, there were no outstanding receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future which would provide an alternative funding source.

NOTE 12: In the second quarter of 2002, the Company recorded an extraordinary loss on early debt extinguishment of $9.2 million after-tax or $.03 per diluted share resulting from the repurchase of approximately $218 million in ServiceMaster corporate bonds pursuant to a tender offer. In the first quarter of 2001, the Company repurchased approximately $35 million of its public debt securities and recorded an extraordinary gain of $6.0 million after-tax or $.02 per diluted share.

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

NOTE 13: The Company continues to maintain minority investors in the combined ARS/AMS entity as well as in Terminix. Members of management acquired, at fair market value, equity interests in ARS. The Company and the equity investors have respective options to acquire or sell the minority interests in the future at a price based on fair market value. The Company is in the process of repurchasing the shares of ARS that were previously purchased by members of management. The Company expects to repurchase such shares at fair market value at the time of repurchase. At Terminix, the minority ownership reflects an interest issued to the prior owners of the Allied Bruce Terminix Companies in connection with that acquisition. This equity security is exchangeable into eight million ServiceMaster common shares. The ServiceMaster shares are included in the shares used for the calculation of diluted earnings per share.

In January 2001, Jonathan P. Ward, President and Chief Executive Officer of ServiceMaster, purchased from the Company a 5.50% convertible debenture due January 9, 2011, with a face value of $1.1 million. The Company loaned Mr. Ward the entire amount of the purchase price through a 5.50% full recourse loan due January 9, 2011. In May 2001, Mr. Ward purchased a second 5.50% convertible debenture due May 10, 2011, with a face value of $1.1 million. The Company loaned 50% of the purchase price of this second debenture with a 5.50% full recourse note due May 10, 2011. Each debenture becomes convertible into 20,000 shares of ServiceMaster common stock on December 31 on each of the years 2001 through 2005.

NOTE 14: The business of the Company is primarily conducted through three operating segments: TruGreen, Terminix, and Home Maintenance and Improvement. In accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), the Company's reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. As a result of the decision in the fourth quarter of 2001 to exit the LandCare Construction business, the results of the construction operations are now included in discontinued operations for all periods. The Terminix segment provides termite and pest control services to residential and commercial U.S. customers. The Home Maintenance and Improvement segment includes American Residential Services, (ARS) and American Mechanical Services (AMS) that provide heating, ventilation, air conditioning (HVAC) and plumbing services as well as American Home Shield which provides home warranties to consumers that cover HVAC, plumbing and other appliances. The segment also includes the two franchise operations, ServiceMaster Clean and Merry Maids, which provide disaster restoration and cleaning services.

The Other Operations segment consists primarily of overhead functions that support the operations of the enterprise. This segment includes ServiceMaster Home Service Center, an initiative that has developed valuable competencies and has built an infrastructure that allows customers the ability to purchase all of the Company's services through a single point of contact; and the Company's headquarters operations which provides various technology, marketing, finance and other support services to the business units.

Segment information as of and for the three months and nine months ended September 30, 2002 and 2001 is presented below. The table below also presents an "Adjusted" column of 2001 information which includes two adjustments made to the reported amounts:

(1) SFAS 142, "Goodwill and Other Intangible Assets", eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. The 2001 operating income information has been adjusted to eliminate amortization expense related to goodwill and intangible assets with indefinite lives.

(2) The change in method of accounting for deferred acquisition costs at American Home Shield has been reflected as a cumulative adjustment as of January 1, 2002. The 2001 operating income, capital employed, and identifiable asset information has been adjusted to reflect the retroactive application of the change in method of accounting.



(IN THOUSANDS)                                         Three Months        Three Months        Three Months
                                                     Ended Sept. 30,     Ended Sept. 30,      Ended Sept. 30,
                                                           2002                2001                2001
                                                         Reported            Reported            Adjusted
--------------------------------------------------- ------------------- ------------------- --------------------
Operating Revenue:
  TruGreen                                                    $418,715            $414,279
  Terminix                                                     239,053             213,611
  Home Maintenance and Improvement                             345,900             350,238
  Other Operations                                               9,816               3,424
--------------------------------------------------- ------------------- -------------------
Total Operating Revenue                                     $1,013,484            $981,552
=================================================== =================== ===================


Operating Income:
  TruGreen                                                     $60,752             $51,732              $58,331
  Terminix                                                      28,826              21,413               26,373
  Home Maintenance and Improvement                              33,838              30,411               33,066
  Other Operations                                            (14,664)            (14,962)             (14,962)
--------------------------------------------------- ------------------- ------------------- --------------------
Total Operating Income                                        $108,752             $88,594             $102,808
=================================================== =================== =================== ====================


Capital Employed:
  CAPITAL EMPLOYED REPRESENTS THE NET ASSETS OF THE SEGMENT; I.E., TOTAL ASSETS LESS LIABILITIES
    (LIABILITIES DO NOT INCLUDE DEBT BALANCES)
  TruGreen                                                  $1,070,834          $1,090,514           $1,090,514
  Terminix                                                     621,568             578,793              578,793
  Home Maintenance and Improvement                             630,337             668,048              626,546
  Other Operations (and discontinued businesses)             (161,047)             569,980              569,980
---------------------------------------------------------- ------------ ------------------- --------------------
Total Capital Employed                                      $2,161,692          $2,907,335           $2,865,833
=================================================== =================== =================== ====================

Identifiable Assets:
  TruGreen                                                  $1,117,188          $1,161,875           $1,161,875
  Terminix                                                     859,819             781,869              781,869
  Home Maintenance and Improvement                           1,006,280           1,041,620            1,000,118
  Other Operations (and discontinued businesses)               434,502           1,033,056            1,033,056
--------------------------------------------------- ------------------- ------------------- --------------------
Total Identifiable Assets                                   $3,417,789          $4,018,420           $3,976,918
=================================================== =================== =================== ====================



                                                       Nine Months         Nine Months          Nine Months
                                                     Ended Sept. 30,     Ended Sept. 30,      Ended Sept. 30,
                                                           2002                2001                2001
                                                         Reported            Reported            Adjusted
--------------------------------------------------- ------------------- ------------------- --------------------
Operating Revenue:
  TruGreen                                                  $1,082,137          $1,074,099
  Terminix                                                     714,502             638,575
  Home Maintenance and Improvement                             966,415             994,471
  Other Operations                                              16,622               9,685
--------------------------------------------------- ------------------- -------------------
Total Operating Revenue                                     $2,779,676          $2,716,830
=================================================== =================== ===================

Operating Income:
  TruGreen                                                    $138,513            $125,588             $145,377
  Terminix                                                     110,448              81,939               96,717
  Home Maintenance and Improvement                              78,719              83,348               85,519
  Other Operations                                            (44,008)            (35,698)             (35,698)
--------------------------------------------------- ------------------- ------------------- --------------------
Total Operating Income                                        $283,672            $255,177             $291,915
=================================================== =================== =================== ====================




The following table summarizes by segment goodwill and trade names that are not subject to amortization.

                                        September 30,         December 31,
                                            2002                  2001
                                      ------------------    ------------------
TruGreen                                       $916,178              $912,808
Terminix                                        708,408               703,266
Home Maintenance and Improvement                507,186               505,410
Other Operations                                 20,000                20,000
                                      ------------------    ------------------
Total                                        $2,151,772            $2,141,484
                                      ==================    ==================

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001
----------------------------------------------------
CONSOLIDATED REVIEW

Revenue for the third quarter totaled $1.01 billion, three percent above the prior year. Reported operating income was $109 million in 2002 compared with $89 million in 2001 and reported diluted earnings per share from continuing operations was $.19 in 2002 compared with $.12 in 2001. On a comparable basis, earnings per share was $.01 above the prior year. In order to compare the 2001 figures on a comparable basis, adjustments to reflect accounting changes and the effect of debt repayments need to be made.

In order to assist in the comparison of earnings per share, the table below presents diluted earnings per share on a comparable basis, assuming: (i) only continuing operations existed, (ii) SFAS 142 was effective, (iii) the change in method of accounting for customer acquisition costs at American Home Shield was applied retroactively, and (iv) after-tax proceeds from the 2001 sales of Management Services and certain European pest control operations were used to repay debt prior to 2001. These adjustments in the aggregate provide a less favorable comparison to the prior year than the reported results, however, they allow for the review of the underlying base business performance on a comparable basis.

                                                         Three months ended        Nine months ended
                                                           September 30,             September 30,
                                                          2002         2001       2002          2001
                                                        ---------     -------    --------    -----------
Continuing operations before extraordinary items           $0.19       $0.12      $0.46        $0.33

Earnings per share equivalent of reduced
amortization expense under new accounting rules                -        0.04        -           0.10

Interest expense reduction                                     -        0.02        -           0.06

Retroactive application of accounting change                   -         -          -          (0.02)
                                                        ---------     -------    --------    -----------
As adjusted earnings per share                             $0.19       $0.18      $0.46        $0.47
                                                        =========     =======    ========    ===========


For comparative purposes,  the Company has provided supplemental  information in
Note 5 which presents certain 2001 information as adjusted to reflect the elimination of goodwill and trade name amortization and the impact of retroactively applying the change in method of accounting for American Home Shield customer acquisition costs. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), requires that goodwill and trade names no longer be amortized. SFAS 142 does not permit the restatement of 2001 financial information to reflect the impact of this Statement. In the second quarter of 2002, the Company changed its accounting method for customer acquisition costs in its American Home Shield business. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", prior period financial statements are not restated for the impact of the new accounting method. This new policy is expected to result in a reduction of $.03 per share in reported earnings in 2002, but will have no impact on cash flow in the current or future years.

Third quarter operating income on this comparable basis increased six percent to $109 million from $103 million, with operating margins increasing to 10.7 percent from 10.5 percent. The increase in operating income reflects continued strong performance at American Home Shield and Terminix, solid performance from the TruGreen lawn care operations and $6 million of licensing fees received in the sale of the Terminix United Kingdom operations. The increase in operating income is partially offset by continuing challenges in the HVAC and plumbing businesses of ARS and AMS, as well as increased expenditures related to Company-wide operational initiatives and overhead support.

Cost of services rendered and products sold increased two percent for the quarter and decreased as a percentage of revenue to 68.1 percent in 2002 from
68.8 percent in 2001. Selling and
administrative expenses increased six percent and increased as a percentage of revenue to 20.9 percent from 20.3 percent in 2001 (20.5 percent in 2001, retroactively applying the prior year impact of the American Home Shield accounting change). The increase in selling and administrative expenses reflects strong growth in operations that have higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenue, as well as enterprise-wide investments to measure and improve customer and employee satisfaction.

Interest expense decreased from the prior year, primarily due to reduced debt levels as a portion of the proceeds received from sales of the Management Services and certain European pest control businesses were used to pay down debt. Interest and investment income decreased primarily reflecting one time venture capital gains realized in the prior year and a reduced level of investment gains realized on the American Home Shield investment portfolio. As of September 30, 2002, there is an unrealized loss of approximately $10 million on the American Home Shield investment portfolio which has been reflected in other comprehensive income. Minority interest and other expense decreased primarily due to prior year losses incurred relating to the sale of accounts receivables under the Company's securitization program.

The tax provision in 2002 reflects an effective tax rate (approximately 37%), which is lower than 2001 as it includes the benefits received through the consolidation for tax purposes of the ServiceMaster Home Service Center. As a result of the Company's acquisition of the minority interest, it was able to reorganize the subsidiary in 2002 and utilize prior year net operating losses of this subsidiary operation.

OUTLOOK

In light of economic conditions and the persistent challenges in the HVAC and plumbing businesses, the Company is lowering its previously stated guidance to be in the range of $.55 to $.57 per share for 2002. However, the Company is confident the fourth quarter will show its first year over year growth since the second quarter of 2000. The Company expects to provide earnings guidance for 2003 when it reports its 2002 financial results. The Company expects mid to high-single digit growth rates in 2003 driven primarily by new sales, increased retention and a resumption of tuck-in acquisitions.

OTHER DEVELOPMENTS

In the fourth quarter of 2001, the Company entered into a three-year licensing arrangement with ARAMARK for use of the ServiceMaster trade name, valued at $15 million. The Company intended to recognize this amount over the three-year contractual period, and as such, recognized $2 million related thereto in each of the first and second quarters of 2002. Subsequently, the Company determined that it was appropriate to recognize the entire $15 million licensing fee in the fourth quarter of 2001. The accompanying December 31, 2001 balance sheet has been adjusted to eliminate the $15 million in deferred revenue related to this arrangement. In addition, the accompanying nine-month financial statements have been adjusted to eliminate the $4 million.

As discussed above, the 2001 financial statements will be restated for the $15 million license fee and the 2001 and 2000 financial statements will be reclassified for the effects of the discontinued operations in the third quarter of 2002. Because the prior auditors, Arthur Andersen, is unable to reissue reports on these years, the Company has engaged Deloitte & Touche to re-audit the 2001 and 2000 financial statements.

The December 31, 2001 Form 10-K and the 2002 first and second quarter Form 10-Qs will be amended once the re-audit of the 2001 financial statements and the audit of the 2002 financial statements are completed.

It is important to note that in the October 29, 2002 press release of the Company's financial results, the Company recognized a $4 million expense in the third quarter results to reverse the impact of the license fees in the first and second quarters. Because of the Company's intention to restate the first and second quarters, third quarter earnings as reflected herein, no longer include the $4 million reversal.

SEGMENT REVIEW

NOTE: 2002 RESULTS OF THE SEGMENTS REFLECT THE ELIMINATION OF GOODWILL AND TRADE NAME AMORTIZATION REQUIRED UNDER SFAS NO. 142 AND THE CHANGE IN ACCOUNTING FOR AMERICAN HOME SHIELD. THEREFORE, FOR COMPARATIVE PURPOSES, 2001 RESULTS HAVE BEEN RESTATED TO REFLECT COMPARABLE ACCOUNTING POLICIES.

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. This segment's results for both 2002 and 2001 exclude the discontinued TruGreen LandCare Construction business. The TruGreen segment reported revenue of $419 million, one percent above the prior year.
Operating income increased four percent to $61 million from $58 million last year, reflecting solid improvement in the lawn care operations. Revenue in the lawn care business improved two percent over the prior year, reflecting growth in customer counts from increased sales and improved retention rates. Solid growth in the sale of ancillary services was supported by the higher level of full program customers. Margins in the lawn care operations increased as the business is beginning to see margin leverage resulting from top-line growth and the success of its quality of service and Six Sigma initiatives. Revenues in the landscape maintenance operations declined one percent reflecting a volume decrease in the core maintenance business, offset in part by solid growth in the utility line clearing business. Despite the volume decline, the base of maintenance business consists of more profitable contracts with stronger customers and improved pricing. Margins in the landscaping operations declined primarily reflecting lower labor and material costs offset by increased insurance costs and investments to support sales and retention initiatives. This business has hired a senior sales leader and is expanding and developing its sales force. In addition, management continues to focus on labor efficiency programs and improving the results of the bottom quartile of its branches. Capital employed decreased two percent, reflecting improved working capital management in both the lawn care and landscape operations, partially offset by the securitization of receivables in the prior year.

The Terminix segment, which includes the domestic termite and pest control services, reported a 12 percent increase in revenue to $239 million from $214 million in 2001 and operating income growth of nine percent to $29 million from $26 million last year. Revenue growth reflects the impact of the 2001 acquisition of Sears Termite & Pest Control as well as new sales and improved customer retention in both the termite and pest control business. Operating margins declined reflecting initial investments in a new information and operating system, increased direct marketing expenditures and investments in Six Sigma, offset in part by the prior year acquisition and improved branch efficiencies for labor and material costs. Capital employed increased seven percent primarily reflecting acquisitions.

The Home Maintenance and Improvement segment includes heating, ventilation, air conditioning (HVAC), and plumbing services provided under the American
Residential  Services (ARS),  Rescue Rooter,  and American  Mechanical  Services
(AMS) (for commercial accounts) brand names; home systems and appliance warranty contracts offered through American Home Shield; and the Company's primary franchised operations, ServiceMaster Clean and Merry Maids. The segment reported revenue of $346 million, a decrease of one percent from $350 million last year. Operating income increased two percent to $34 million compared to $33 million last year. Performance in the segment was supported by strong double-digit revenue and profit growth at American Home Shield offset by a decline in volume of air conditioning and plumbing services in the ARS and AMS businesses. American Home Shield reported strong growth in the real estate sales channel, significant growth in direct sales to consumers and continued improvement in customer retention. Margins improved significantly reflecting various initiatives to improve our cost structure and modest weather conditions in several regions which resulted in a reduced level of claims. In the combined ARS and AMS operations, a decline in call volume for air conditioning and plumbing repairs and reduced construction activity continued to affect the industry and resulted in a double-digit decline in revenue and profit. ARS has hired a senior operations leader and is realigning its field operating structure to narrow the span of control in troubled locations. Management is developing specific turnaround plans for each location, including improving the quality and depth of management through internal and external recruiting and creating a management development program. ARS is continuing to rebuild its marketing and sales strategies by centralizing its marketing planning and placement, improving the lead and sales tracking system, and reducing reliance on yellow pages advertising. The combined franchise operations reported a one percent increase in revenue and solid profit growth, primarily driven by a strong growth in disaster restoration and increased franchise sales at ServiceMaster Clean and growth from branch acquisitions in Merry Maids. Capital employed decreased six percent reflecting the change in accounting for American Home Shield deferred customer acquisition costs and improved working capital management. Adjusting for the change in accounting, capital employed increased one percent.

Other Operations includes ServiceMaster Home Service Center and the Company's headquarters operations. Revenue for the quarter increased to $10 million from $3 million in the prior year, primarily due to $6 million in licensing fees received in the sale of the Terminix United Kingdom operations. This segment shows a net operating expense, which decreased slightly from the prior year reflecting higher provisions for workers compensation claims and investments for initiatives at the enterprise level, offset by the $6 million of Terminix licensing fees. Capital employed in this segment includes the discontinued
operations and therefore is significantly reduced from the prior year, reflecting the prior year divestitures of businesses.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO SEPTEMBER 30, 2001

CONSOLIDATED REVIEW

Revenue for the nine months increased two percent to $2.8 billion. Reported operating income was $284 million in 2002 compared with $255 million in 2001, and reported diluted earnings per share from continuing operations was $.46 in 2002 compared with $.33 in 2001. The nine month results in 2002 include a $.14 charge related to the cumulative effect of the change in accounting method and a $.03 extraordinary loss from early debt extinguishment. Including these items, reported diluted earnings per share was $.29 for the nine months in 2002.

The Company has changed significantly since last year and in the third quarter consolidated review section there is a table that presents the 2001 earnings per share for the quarter and nine-month periods adjusted to be comparable to the 2002 figures. In order to assist in the comparison of earnings per share, the table presents 2001 diluted earnings per share on a comparable basis, assuming:
(i) only continuing operations existed, (ii) SFAS 142 was effective, (iii) the change in method of accounting for customer acquisition costs at American Home Shield was applied retroactively, and (iv) after-tax proceeds from the 2001 sales of Management Services and certain European pest control operations were used to repay debt prior to 2001. These adjustments in the aggregate provide for a less favorable comparison to the prior year than the reported results, however, they allow for the review of the underlying base business performance on a comparable basis. Diluted earnings per share for the nine months on a comparable basis was $.46 in 2002 compared to $.47 in 2001.

As presented in the supplemental information in Note 5, operating income on this basis decreased three percent to $284 million in 2002 from $292 million in 2001, with margins decreasing to 10.2 percent from 10.7 percent. The decline in operating income reflects strong increases at Terminix and American Home Shield offset by reduced volume in the HVAC and plumbing businesses of ARS and AMS, a reduced deferral of seasonal costs compared to the prior year at TruGreen, increased workers compensation claims at TruGreen LandCare, as well as increased investments for Company-wide initiatives.

Cost of services rendered and products sold increased one percent for the nine months and decreased as a percentage of revenue to 68.6 percent in 2002 from
69.4 percent in 2001. Selling and administrative expenses increased 11 percent and increased as a percentage of revenue to 20.9 percent from 19.3 percent in 2001 (19.6 percent in 2001, retroactively applying the prior year impact of the American Home Shield accounting change). The increase in selling and administrative expenses reflects strong growth in operations that have higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenue, as well as enterprise-wide investments to measure and improve customer and employee satisfaction.

Interest expense decreased from the prior year, reflecting reduced debt levels resulting from the pay down of debt with the proceeds received from the sales of the Management Services and certain European pest control businesses as well as strong cash flows from operations. The Company realized a reduced level of investment gains on the American Home Shield investment portfolio this year which is in the interest and investment income line on the Income Statement along with prior year venture capital gains. Minority interest and other expense increased from the prior year as 2001 included minority interest income related to the ServiceMaster Home Service Center initiative. In the first quarter of 2001 and until May 2001, the operating losses of ServiceMaster Home Service Center had been offset through minority interest income (below the operating income line) because of investments in the venture made by Kleiner, Perkins, Caufield & Byers. In December 2001, the Company acquired the minority interest in the ServiceMaster Home Service Center held by Kleiner Perkins.

The tax provision in 2002 reflects a lower effective tax rate based on benefits received through the consolidation for tax purposes of the ServiceMaster Home Service Center. As a result of the Company's acquisition of the minority interest, it was able to reorganize the subsidiary in 2002 and utilize prior year net operating losses of this subsidiary operation.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three most profitable businesses of the Company. These measures are presented on a rolling, twelve month basis in order to avoid seasonal anomalies.

                                                   KEY PERFORMANCE INDICATORS
                                                       As of September 30,

                                                      2002           2001
                                                 -------------   -------------
TRUGREEN CHEMLAWN -
   Growth in Full Program Contracts                    2%            -4%
   Customer Retention Rate                          62.4%          60.1%

TERMINIX -
   Growth in Pest Control Customers                   11%            13%
   Pest Control Customer Retention Rate             76.7%          76.6%

   Growth in Termite Customers                         8%            19%
   Termite Customer Retention Rate                  89.5%          89.1%

AMERICAN HOME SHIELD -
   Growth in Warranty Contracts                       16%            15%
   Customer Retention Rate                          53.0%          52.1%

SEGMENT REVIEW

NOTE: 2002 RESULTS OF THE SEGMENTS REFLECT THE ELIMINATION OF GOODWILL AND TRADE NAME AMORTIZATION REQUIRED UNDER SFAS NO. 142 AND THE CHANGE IN ACCOUNTING FOR AMERICAN HOME SHIELD. THEREFORE, FOR COMPARATIVE PURPOSES, 2001 RESULTS HAVE BEEN RESTATED TO REFLECT COMPARABLE ACCOUNTING POLICIES.

The TruGreen segment reported revenue of $1.08 billion, an increase of one percent over the prior year. Operating income decreased to $139 million from $145 million last year, primarily reflecting an increased level of seasonal costs in the lawn care operations (approximately $5 million), increased workers compensation claims in the landscaping operations (approximately $5 million) and a lower volume of snow removal business (approximately $2.5 million) early in the year. Revenue in the lawn care business increased two percent over the prior year. Customer contracts have increased two percent over the prior twelve months compared with a four percent decline in the prior year period, reflecting the benefit of new marketing strategies as well as the impact of improved customer retention. In addition to telemarketing, which is the primary channel used by TruGreen ChemLawn to sell its services, the business has expanded investments in direct mail and television advertising leading to higher sales of new customers. Quality and other satisfaction initiatives have resulted in improving retention of existing customers. The customer retention rate improved 230 basis points to 62.4 percent compared to the same period last year. Margins in the lawn care operations declined, reflecting improved labor productivity offset by an increased level of seasonal costs. Year-to-date this year, the Company has expensed more in seasonal costs than in the prior year due to a higher expectation of revenue in the prior year that did not materialize. Revenue in the landscaping business declined two percent reflecting a decrease in snow removal services due to mild winter weather and a decrease in the core maintenance business. Despite the decline in the maintenance business, the base of contracts is more profitable reflecting stronger customers and improved pricing. Margins in the landscaping services business declined primarily reflecting the decreased volume of higher margin snow removal business and increased workers compensation claims. In the fourth quarter, sales of enhanced services will be a priority along with the reduction of seasonal labor levels.

The Terminix segment reported a 12 percent increase in revenue to $715 million from $639 million in 2001 and operating income growth of 14 percent to $110 million from $97 million last year. Revenue growth was driven by the acquisition in 2001 of Sears Termite & Pest Control as well as solid internal growth. Terminix has continued to show favorable comparisons in both termite and pest control customer retention, reflecting increased focus on quality, training, and customer service processes in the branches. Operating margins improved over the prior year reflecting the impact of the acquisitions, continuing migration to higher margin products, improved labor efficiencies and lower material costs. The fourth quarter will be the first time in which the year over year comparisons include the Sears acquisition in both years. As expected by the Company, there has been a substantial decrease in profitable pest control customers in the Sears markets, as the Company has not been able to replace terminations with new sales at the same rate in these markets. As a result, the Company expects to see a reduction in revenue growth in the fourth quarter. In addition, operating margins in the fourth quarter will be impacted by the near-term expenses associated with the roll-out of Terminix's new branch operating system. The roll-out of this new information system to the branches will continue through 2003, and the system will be an important tool to supporting improved sales productivity, customer satisfaction, cost efficiency and regulatory compliance.

The Home Maintenance and Improvement segment reported revenue of $966 million, a decrease of three percent from $994 million last year. Operating income decreased eight percent to $79 million compared to $86 million last year. American Home Shield reported double-digit growth in revenue and profit. Both sales and retention rates continued to show improvements over prior year levels. Margins improved benefiting from lower service costs and a decrease in the incidence of claims. The combined ARS and AMS operations reported a 12 percent decrease in revenue and profit $24 million below the prior year. A soft economic environment combined with mild weather led to lower demand for heating, air conditioning and plumbing repairs and replacement service. These operations also experienced lower construction activity in both the residential and commercial sectors. As noted in the three-month comparison, this business continues to focus on new sales and marketing strategies that place less reliance on yellow pages advertising. ARS is also realigning its field operating structure and developing specific turnaround plans for troubled locations. The combined franchise operations reported a three percent increase in revenue and solid profit growth, supported by strong demand for disaster restoration services at ServiceMaster Clean and acquisition growth at Merry Maids.

Other Operations revenue increased to $17 million from $10 million in the prior year, primarily due to $6 million in licensing fees received in the sale of the Terminix United Kingdom operations. This segment shows a net operating expense, which increased from the prior year reflecting the increased investments in the headquarters organization for Six Sigma and other initiatives including purchasing, marketing, and technology.

FINANCIAL CONDITION

Net cash provided from operations for the first nine months was $246 million, $103 million in excess of net income, and reflects an improvement of $47 million over the previous year, before the impact of the Company's accounts receivable securitization program and tax refunds in 2001. Net cash provided from operations is 72 percent higher than earnings for the nine months and represents a 24 percent increase over the $199 million that was reported last year. This increase was driven, in part, by a $58 million reduction in the use of working capital, primarily at TruGreen ChemLawn and American Home Shield as a result of better receivables and payables management. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Cash and marketable securities totaled approximately $253 million at September 30, 2002, including approximately $138 million of required regulatory investments at American Home Shield. During the second quarter of 2002, the Company completed the last major phase of the debt reduction program announced in October 2001 through the repurchase of $218 million in face value of its corporate bonds. As a result of continued strong cash flows and the application of the net proceeds received from the Company's 2001 dispositions, total debt was reduced by $313 million during the nine month period. This represents a reduction in debt outstanding of approximately $1.1 billion over the last two years and the Company's lowest level in over five years. The debt repurchase allowed the Company the opportunity to lengthen its maturity profile by focusing the majority of the repurchase on bonds with shorter maturities. Approximately 60% of the Company's debt now matures beyond seven years and 40% beyond fifteen years. The Company's first public bond maturity is not due until 2005.

The Company maintains a three-year revolving credit facility for $490 million, which will expire in December 2004. As of September 30, 2002 the Company had issued approximately $130 million of letters of credit under the facility and had unused commitments of approximately $360 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an agreement to ultimately sell, on a revolving basis, certain receivables to unrelated third party purchasers. At September 30, 2002, there were no receivables outstanding that had been sold to third parties. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its eligible receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. The Company also maintains operating lease facilities with banks totaling $95 million that provide for the acquisition and development of properties to be leased by the Company. There is a residual value guarantee of these properties up to 82 percent of the fair market value of the properties. At September 30, 2002, there was approximately $72 million funded under these facilities. Of the $95 million in facilities, $80 million expires in October 2004 and $15 million expires in January 2008. The majority of the Company's vehicle fleet and some of its equipment needs are leased through cancelable operating leases. There are residual value guarantees (ranging from 70% to 87% depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At September 30, 2002, there was approximately $265 million of residual value relating to these leases.

The following table presents the Company's obligations and commitments:


                                                                              2003 and     2005 and      2007 and
(IN MILLIONS)                                     TOTAL           2002         2004          2006        LATER YEARS
---------------------------------------------------------------------------------------------------------------------
Debt balances                                  $827              $9            $48           $161             $609
NON-CANCELABLE OPERATING LEASES (1)             253              16            102             65               70
---------------------------------------------------------------------------------------------------------------------
Total amount                                 $1,080             $25           $150           $226             $679

(1)  Includes lease payments and residual value guarantees on leased properties.

There have been no material changes in the terms of the Company's financing agreements since December 31, 2001. As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At September 30, 2002, the Company is in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2002, expects to be able to maintain compliance in the future.

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

Accounts receivable and inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Deferred revenues grew reflecting increases in customer prepayments for termite and pest control services and strong growth in warranty contracts written at American Home Shield. Prepaid expenses, deferred costs and other assets have decreased from year-end primarily reflecting the impact of the change in accounting for customer acquisition costs at American Home Shield, partially offset by an increase in capitalized sales commissions and other direct contract acquisition costs relating to more termite baiting and pest control contracts. As required by APB No. 20 "Change in Accounting", the reduction in deferred customer acquisition costs resulting from the change in accounting method has been reflected as a cumulative adjustment as of January 1, 2002 and prior periods have not been restated.

Capital expenditures which include recurring capital needs and information technology projects are higher than prior year levels reflecting the payments of the residual value guarantees relating to leases for the five assisted living facilities sold in the second quarter. See Note 7 for additional details. The Company has no material capital commitments at this time.

Total shareholders' equity was $1.2 billion at September 30, 2002 and December 31, 2001, reflecting earnings which were offset by cash dividends. Cash dividends paid directly to shareholders totaled $91 million or $.305 per share for the nine months ended September 30, 2002. In October 2002, the Company paid a fourth quarter cash dividend of $.105 per share and declared a first quarter 2003 cash dividend of $.105 per share payable on January 31, 2003. This quarterly dividend payment provides for an annual payment for 2002 of $.41 per share, a 2.5% increase over 2001. The Company approves its actual dividend payment on a quarterly basis and continually reviews its dividend policy, share repurchase program and other capital structure objectives. Through September 30, 2002, the Company has completed share repurchases totaling $15 million, compared to $1 million last year. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's commitment to maintain investment grade credit ratings, general business conditions, and other strategic investment opportunities.

As disclosed in Note 3, the Company has identified the most significant accounting policies that impacts its financial condition and results of operations. These policies relate primarily to revenue recognition and the deferral of customer acquisition costs. Except for the change in accounting principle at American Home Shield, the policies are the same as discussed in the 2001 Annual Report. The critical estimates and assumptions required by management in order to prepare the financial statements were also discussed in the 2001 Annual Report and in Note 3 in this report. There have been no changes in the assumptions or methodologies in 2002.

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

The Company generally maintains the majority of its debt at fixed rates (over 95% of total debt at December 31, 2001 and September 30, 2002) and, therefore, its exposure to interest rate fluctuations is not significant to the Company's results of operations. The payments on the $72 million of funding outstanding under the Company's real estate operating lease facilities as well as its cancelable vehicle fleet and equipment operating leases are tied to floating interest rates. However, the Company does not expect that interest rate fluctuations are likely to be significant to the Company's results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjust based on changes in the Company's credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at September 30, 2002, a one rating category improvement in the Company's credit ratings would reduce expense on an annualized basis by approximately $.7 million. A one rating category reduction in the Company's credit ratings would increase expense on an annualized basis by approximately $1.3 million.

The economy and its impact on discretionary consumer spending, labor wages, fuel costs, insurance costs and medical inflation rates could be significant to future operating earnings.

                             CONTROLS AND PROCEDURES

The Company's Chairman and Chief Executive Officer, Jonathan P. Ward, and the Company's Chief Financial Officer, Steven C. Preston, have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report.

Messrs. Ward and Preston have concluded that the Company's disclosure controls and procedures provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls and procedures are based upon a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of the Company in Downers Grove, Illinois. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II. OTHER INFORMATION

ITEM 6(A): EXHIBITS

Exhibit 99.1    Certification of Chief Executive  Officer Pursuant to Section 1350
                 of  Chapter  63  of  Title  18 of  the  United  States  Code

Exhibit  99.2   Certification of Chief Financial Officer Pursuant to Section 1350
                 of  Chapter 63 of Title 18 of the United States Code



ITEM 6(B):    REPORTS ON FORM 8-K

A report on Form 8-K was filed on August 14, 2002 reporting under "Item 9. Regulation FD Disclosure". In this filing, the Company reported that on August 13, 2002 it had filed sworn statements of its Chief Executive Officer and Chief Financial Officer (the "Sworn Statements") with the Securities and Exchange Commission (the "Commission") pursuant to the Commission's Order of June 27, 2002. These Sworn Statements were included as exhibits to the Form 8-K.

                                       SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2002


                      THE SERVICEMASTER COMPANY
                      (Registrant)

                      By:                    /S/STEVEN C. PRESTON
                         ------------------------------------------------------

                                                 Steven C. Preston
                      Executive Vice President and Chief Financial Officer

                                     CERTIFICATION

I, Jonathan P. Ward, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The ServiceMaster Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                                   /S/ JONATHAN P. WARD
                                                   Jonathan P. Ward
                                                   Chairman and Chief
                                                   Executive Officer





                                     CERTIFICATION

I, Steven C. Preston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The ServiceMaster Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                                          /S/ STEVEN C. PRESTON
                                                            Steven C. Preston
                                                       Executive Vice President
                                                     and Chief Financial Officer