Form 10-K
period 2002-12-31
SERVICEMASTER CO
filed 2003-03-31
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                    FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002.
                                       OR
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from __________ to __________.

                         Commission File Number 1-14762

                           --------------------------
                            THE SERVICEMASTER COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                              36-3858106
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

         3250 Lacey Road, Suite 600, Downers Grove, Illinois, 60515-1700
               (Address of Principal Executive Offices, Zip Code)

                                 (630) 663-2000
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
          Title of Each Class                  on Which Registered
          -------------------                  --------------------
          Common Stock                         New York Stock Exchange
          Preferred Stock Purchase Rights      New York Stock Exchange

               Securities registered pursuant to Section 12(g) of the Act:
                                      None
                              ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act).
Yes  [x]    No [ ]

     The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 28, 2002 was $3,990,819,969.

     The number of shares of the registrant's common stock outstanding as of March 28, 2003 was 299,221,298.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the registrant's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated into Part I and Part II of this Form 10-K.

     Certain parts of the registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS


PART I
  Item 1.  Business..............................................................................        1

  Item 2.  Properties............................................................................        7

  Item 3.  Legal Proceedings.....................................................................        8

  Item 4.  Submission of Matters to a Vote of Security Holders...................................        9

 PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................       10

  Item 6.  Selected Financial Data...............................................................       10

  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations10

  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...........................       10

  Item 8.  Financial Statements and Supplementary Data...........................................       10

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure11

 PART III

 Item 10.  Directors and Executive Officers of the Registrant....................................       12

 Item 11.  Executive Compensation................................................................       13

 Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
      Stockholder Matters........................................................................       13

 Item 13.  Certain Relationships and Related Transactions........................................       13

 Item 14.  Controls and Procedures...............................................................       13

 PART IV

 Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................       15

 Signatures......................................................................................       19

 Certification of Chief Executive Officer........................................................       21

 Certification of Chief Financial Officer.......................................................        22

 Exhibit Index...................................................................................       23

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains or incorporates by reference statements concerning future results and other matters that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The ServiceMaster Company ("ServiceMaster") intends that these forward-looking statements, which look forward in time and include everything other than historical information, be subject to the safe harbors created by such legislation. ServiceMaster notes that these forward-looking statements involve risks and uncertainties that could affect its results of operations, financial condition or cash flows. Factors that could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following, among others:

        o extreme weather conditions that affect the demand for ServiceMaster's services;
        o competition in the markets served by ServiceMaster;
        o labor shortages or increases in wage rates;
        o unexpected increases in operating costs, such as higher insurance, healthcare or fuel prices;
        o increased governmental regulation of telemarketing;
        o general economic conditions in the United States, especially as they may affect home sales or consumer spending levels;
        o time and expenses associated with integrating and winding down businesses; and
        o other factors described from time to time in documents filed by ServiceMaster with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

     ServiceMaster is a national service company providing outsourcing services to both residential and commercial customers. Its core services capabilities include lawn care and landscape maintenance; termite and pest control; plumbing, electrical, heating and air conditioning services; home warranty; and cleaning, disaster restoration and furniture repair. These services are provided through a network of over 5,400 company-owned and franchised locations operating under the following leading brands: TruGreen ChemLawn, TruGreen LandCare, Terminix,
American Residential Services, Rescue Rooter, American Mechanical Services, American Home Shield, AmeriSpec, Merry Maids, ServiceMaster Clean and Furniture Medic. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

     ServiceMaster  is  organized  into  five  principal   operating   segments:
TruGreen;  Terminix;  American Home Shield;  American  Residential  Services and
American Mechanical Services; and Other Operations. All subsidiaries of ServiceMaster are wholly owned, except for The Terminix International Company L.P., in which Allied Bruce-Terminix Companies, Inc. is a Class B limited partner. The financial information for each operating segment for 2000, 2001 and 2002 contained in the Notes to the Consolidated Financial Statements included in ServiceMaster's Annual Report to Shareholders for the year ended December 31, 2002 ("Annual Report to Shareholders for 2002") is incorporated by reference in this Form 10-K.

CHANGE IN SEGMENT REPORTING

     ServiceMaster previously reported its American Home Shield, American Residential Services, American Mechanical Services, Merry Maids, ServiceMaster Clean, AmeriSpec and Furniture Medic businesses as a single segment, the Home Maintenance and Improvement segment. Due to ServiceMaster's sale of its Management Services business and its exit from other businesses in 2001, certain operations have become more significant for segment reporting purposes. In addition, ServiceMaster's management and reporting structure changed during 2002. As a result, ServiceMaster has expanded its business segment reporting which will allow for better ongoing visibility into the components of the business. American Home Shield and AmeriSpec will now be reported together as the American Home Shield segment. The combination of American Residential Services and American Mechanical Services will now be reported together as the American Residential Services and American Mechanical Services segment, and the franchise operations of Merry Maids, ServiceMaster Clean and Furniture Medic will now be reported in the Other Operations segment. Previously reported financial information that is incorporated by reference in this Form 10-K has been reclassified to reflect the change in segment reporting.


SERVICES

                                TruGreen Segment

     The TruGreen segment provides lawn care services primarily under the TruGreen ChemLawn brand name and landscape maintenance services primarily under the TruGreen LandCare brand name to residential and commercial customers. Revenues derived from the TruGreen segment constituted 40%, 38% and 38% in 2000, 2001 and 2002, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The TruGreen ChemLawn and TruGreen LandCare businesses are seasonal in nature. Extreme weather conditions, such as a drought, affect the demand for lawn care and landscape maintenance services and may result in a decrease in revenues.

     TruGreen ChemLawn. TruGreen ChemLawn is a leading provider of lawn care services in the United States with approximately 3.4 million residential and commercial customers. As of December 31, 2002, TruGreen ChemLawn provided these services in 47 states and the District of Columbia through 201 company-owned locations and 64 franchised locations. TruGreen ChemLawn also provides lawn care services through a subsidiary in Canada and has entered into licensing arrangements to provide these services in nine other countries, primarily in the Middle East.

     TruGreen LandCare. TruGreen LandCare is a leading provider of landscape maintenance services in the United States with approximately 15,000 residential and commercial customers. As of December 31, 2002, TruGreen LandCare provided these services in 36 states and the District of Columbia through 132 company-owned locations. TruGreen LandCare has no international operations.

                                Terminix Segment

     The Terminix segment provides termite and pest control services primarily under the Terminix brand name to residential and commercial customers. Revenues derived from the Terminix segment constituted 21%, 24% and 26% in 2000, 2001 and 2002, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The Terminix business is seasonal in nature. The termite swarm season, which generally occurs in early spring but varies by region depending on climate, has historically increased the demand for termite control services and resulted in an increase in revenues. Similarly, increased pest activity in the warmer months has historically increased the demand for pest control services and resulted in an increase in revenues.

     Terminix is a leading provider of termite and pest control services in the United States with over 2.9 million residential and commercial customers. As of December 31, 2002, Terminix provided these services in 44 states and the District of Columbia through 318 company-owned locations and 134 franchised locations. Terminix also provides termite and pest control services through subsidiaries in Mexico and the Netherlands and has entered into licensing arrangements to provide these services in 29 other countries, primarily in Latin America and the Middle East.

                          American Home Shield Segment

     The American Home Shield segment provides home service contracts for systems and appliances primarily under the American Home Shield brand name and home inspection services primarily under the AmeriSpec brand name, in each case, to residential customers. Revenues derived from the American Home Shield segment constituted 9%, 11% and 12% in 2000, 2001 and 2002, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The American Home Shield and AmeriSpec businesses are seasonal in nature. Sales volume in the American Home Shield segment depends, in part, on the number of home resale closings which historically has been highest in the spring and summer months. American Home Shield's costs related to service call volume is highest in the summer months, especially during periods of unseasonably warm temperatures.

     American Home Shield. American Home Shield is a leading provider of home service contracts for systems and appliances in the United States with over 1.1 million residential customers. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, hot water heaters and appliances that breakdown due to normal wear and tear and administers those contracts through independent repair contractors. As of December 31, 2002, American Home Shield issued and administered home service contracts in all 50 states and the District of Columbia. American Home Shield has also entered into a licensing arrangement to provide these services in Saudi Arabia.

     AmeriSpec. AmeriSpec is a leading provider of home inspection services in the United States with approximately 130,000 residential customers. As of December 31, 2002, AmeriSpec provided these services in 48 states and the District of Columbia through three company-owned locations and 223 franchised locations. AmeriSpec has no international operations.

       American Residential Services and American Mechanical Services Segment

     The American Residential Services and American Mechanical Services segment provides electrical, heating, ventilation, air conditioning, plumbing and drain cleaning services primarily under the American Residential Services, American Mechanical Services and Rescue Rooter brand names to residential and commercial customers. Revenues derived from the American Residential Services and American Mechanical Services segment constituted 23%, 23% and 20% in 2000, 2001 and 2002, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The American Residential Services and American
Mechanical Services businesses are seasonal in nature, with the greatest activity occurring in May through August during the peak air conditioning season.

     American Residential Services. American Residential Services, which includes the business of Rescue Rooter, is a leading provider of electrical, plumbing, heating, ventilation, air conditioning and drain cleaning services in the United States with approximately 1.6 million residential customers. As of December 31, 2002, American Residential Services provided these services in 26 states and the District of Columbia through 70 company-owned locations. American Residential Services has also entered into a licensing arrangement to provide plumbing and drain cleaning services under the Rescue Rooter brand name in Saudi Arabia.

     In the fourth quarter of 2002, a subsidiary of ServiceMaster repurchased the outstanding minority equity interest in American Residential Services held by management of American Residential Services, making it a wholly owned ServiceMaster business.

     American Mechanical Services. American Mechanical Services, a subsidiary of American Residential Services, is a leading provider of electrical, heating, ventilation and air conditioning services in the United States with approximately 4,000 commercial customers. As of December 31, 2002, American Mechanical Services provided these services in six states through 15 company-owned locations. American Mechanical Services has no international operations.

                            Other Operations Segment

     The Other Operations segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, domestic housekeeping services primarily under the Merry Maids brand name and on-site furniture repair and restoration services primarily under the Furniture Medic brand name. The Other Operations segment also includes ServiceMaster's international operations and its headquarters functions. Revenues derived from the Other Operations segment constituted 7%, 4% and 4% in 2000, 2001 and 2002, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise.

     ServiceMaster Clean. ServiceMaster Clean is a leading franchisor in the residential and commercial cleaning field in the United States with over 1 million residential and commercial customers. As of December 31, 2002,
ServiceMaster Clean provided these services in all 50 states through 2,983 franchised locations. ServiceMaster Clean also provides disaster restoration and cleaning services through subsidiaries in Ireland, the United Kingdom and Spain and has entered into licensing arrangements to provide these services in 18 other countries, primarily in Asia and the Middle East.

     Merry Maids. Merry Maids is a leading provider of domestic house cleaning services in the United States with approximately 278,000 residential customers. As of December 31, 2002, these services were provided in 49 states and the District of Columbia through 58 company-owned locations and 754 franchised locations. Merry Maids also provides domestic house cleaning services through subsidiaries in Denmark, Ireland and the United Kingdom and has entered into licensing arrangements to provide these services in 10 other countries, primarily in Asia.

     Furniture Medic. Furniture Medic is a leading provider of on-site furniture repair and restoration services in the United States with approximately 140,000 residential customers. As of December 31, 2002, Furniture Medic provided these services in 46 states and the District of Columbia through 462 franchised locations. Furniture Medic also provides on-site furniture repair and restoration services through subsidiaries in France and the United Kingdom and has entered into licensing arrangements to provide these services in Canada and Saudi Arabia.


MARKETING AND DISTRIBUTION

     ServiceMaster markets its services primarily through telemarketing, television and radio advertising, yellow pages advertisements, print advertisements, direct mail and door-to-door solicitation. Additionally, American Home Shield markets its home service contracts through participating real estate brokerage offices in conjunction with resales of single-family residences and through financial institutions and insurance agencies.


HEADQUARTERS FUNCTIONS

     Business   Support  Center.   The  Business   Support  Center   coordinates
administration of payroll, benefits, risk management and travel services for ServiceMaster's internal operations. Various administrative support departments also provide personnel, communications, marketing, government and public relations, administrative, accounting, financial, tax, human resources, information technology and legal services. The Business Support Center is headquartered in Downers Grove, Illinois, and has additional personnel located in Memphis, Tennessee.

     New Channels Development Group. In December 2002, ServiceMaster announced the integration of ServiceMaster Home Service Center (formerly WeServeHomes.com) into the enterprise marketing support function of ServiceMaster as the New Channels Development Group. The New Channels Development Group actively collaborates with ServiceMaster's marketing officers to identify opportunities and establish priorities for opening new sales channels and developing multi-brand marketing programs.


PATENTS, TRADEMARKS AND LICENSES

     ServiceMaster holds various service marks, trademarks and trade names that it deems particularly important to the advertising and franchising activities conducted by each of its operating segments. These marks are registered in the United States and over 97 other countries and are renewed at each registration expiration date. ServiceMaster also holds various patents, trademarks, service marks, trade names and copyrights, none of which are considered by ServiceMaster to be material to its financial condition or results of operations, and owns certain trade secrets, including training manuals, pricing models, customer information and software source code.

FRANCHISES

     Franchises are important to the TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Total franchise fees (initial and recurring) represented 2.5% of consolidated revenue in both 2002 and 2001 and 1.6% and 1.7% of consolidated operating expenses in 2002 and 2001, respectively. Total franchise fee income comprised 11.3% and 10.2% of consolidated operating income in 2002 and 2001, respectively. Franchise agreements made in the course of these businesses are generally for a term of five years. ServiceMaster renews the majority of its franchise agreements prior to their expiration.


SALE OF REMAINING EUROPEAN PEST CONTROL OPERATIONS

     In September 2002, ServiceMaster sold the stock of its remaining Terminix European pest control and property services subsidiaries to Ecolab Inc. The sale included operations in the United Kingdom and the Republic of Ireland.


COMPETITION

     The following information is based on estimates, which cannot be verified, made by ServiceMaster's management. ServiceMaster competes with many other companies in the sale of its services, franchises and products. Some of these competitors are larger or have greater financial and marketing strength than ServiceMaster. The principal methods of competition in ServiceMaster's businesses include quality of service, name recognition, pricing, assurance of customer satisfaction and reputation.

                                TruGreen Segment

     Lawn Care Services. Competition in the market for lawn care services is strong, coming mainly from local, independently owned firms and from homeowners who care for their own lawns.

     Landscape Maintenance Services. Competition in the market for landscape maintenance services is strong, coming mainly from small, owner-operated companies operating in a limited geographic market and, to a lesser degree, from a few large companies operating in multiple markets, and from property owners who perform their own landscaping services.

                                Terminix Segment

     Termite and Pest Control Services. Competition in the market for termite and pest control services is strong, coming mainly from thousands of regional and local, independently owned firms, from homeowners who treat their own termite and pest control problems and from one other large company which operates on a national basis.

                          American Home Shield Segment

     Home Service Contracts for Systems and Appliances. Competition in the market for home service contracts for systems and appliances is strong, coming mainly from regional providers of home warranties. American Home Shield competes with these companies for access to real estate brokers, financial institutions and insurance agents that distribute its home service contracts.

     Home Inspection Services. Competition in the market for home inspection services is strong, coming mainly from regional and local, independently owned firms.

      American Residential Services and American Mechanical Services Segment

     Electrical, Heating, Ventilation and Air Conditioning Services. Competition in the market for electrical, heating, ventilation and air conditioning services is strong, coming mainly from local, independently owned firms throughout the United States and a few national companies.

     Plumbing and Drain Cleaning Services. Competition in the market for plumbing and drain cleaning services is strong, coming mainly from local, independently owned firms throughout the United States and one national company. Other Operations Segment

     Disaster Restoration and Cleaning Services. Competition in the market for disaster restoration and cleaning services is strong, coming mainly from local, independently owned firms and a few national companies.

     House Cleaning Services. Competition in the market for house cleaning services is strong, coming mainly from local, independently owned firms and a few national companies.

     Furniture Repair Services. Competition in the market for furniture repair services is strong, coming mainly from local, independent contractors.


MAJOR CUSTOMERS

     ServiceMaster has no single customer that accounts for more than 10% of its operating revenue. Additionally, no operating segment has a single customer that accounts for more than 10% of its operating revenue. No part of ServiceMaster's business is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on ServiceMaster's financial condition or results of operations.


REGULATORY COMPLIANCE

     Government Regulations. ServiceMaster's operating segments are subject to various federal, state and local laws and regulations, compliance with which could reduce ServiceMaster's profitability or limit ServiceMaster's growth by increasing operating costs, limiting or restricting the services provided by ServiceMaster or the methods by which ServiceMaster sells those services or conducts its business, or subjecting ServiceMaster to the possibility of regulatory actions or proceedings.

     These federal and state laws include laws relating to consumer protection matters, permit and license requirements, workers' safety (the Occupational Safety and Health Act) and employee benefits (the Consolidated Omnibus Budget Reconciliation Act of 1985 and the Employee Retirement Income Security Act of
1974). Each operating segment must also meet the Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to its fleet of vehicles, and American Home Shield and AmeriSpec are regulated by the Department of Insurance in certain states. In addition, the Health Insurance Portability and Accountability Act of 1996, which becomes effective on April 14, 2003, will restrict the manner in which ServiceMaster operates some of its employee benefit plans.

     Consumer Protection and Telemarketing Matters. ServiceMaster is subject to numerous federal and state laws and regulations designed to protect consumers, including laws governing consumer privacy, the collection and use of consumer data and telemarketing. Noncompliance with such laws or regulations can subject ServiceMaster to fines or various forms of civil or criminal prosecution, any of which could have an adverse effect on its financial condition and results of operations.

     At the federal level, the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule govern ServiceMaster's telephone sales practices. At the state level, there are numerous statutes and regulations targeted at direct telephone sales activities. For example, a growing number of states have created statewide "do-not-call" registries, which prohibit telephone contact of those registered with the state. The implementation of do-not-call lists requires ServiceMaster's operating segments to seek additional channels from which to market and to solicit new customers.

     Franchise Matters. TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec, and Furniture Medic are subject to various federal and state franchising laws and regulations governing franchise sales and marketing and franchise trade practices, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster deals with franchisees in good faith and seeks to comply with regulatory requirements. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including, among other things, payment of royalties, location of stores, advertising, purchase of products by franchisees, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes with one or more franchisees will not arise.

     Environmental Matters. ServiceMaster's businesses are subject to various federal, state and local laws and regulations regarding environmental matters. Terminix is regulated under many federal and state environmental laws, including the Federal Environmental Pesticide Control Act of 1972 and the Federal
Insecticide, Fungicide and Rodenticide Act of 1947. TruGreen ChemLawn and TruGreen LandCare are also regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976 and the Clean Water Act. ServiceMaster cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2002, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2003.


EMPLOYEES

     On December 31, 2002, ServiceMaster had a total of approximately 40,000 employees.


AVAILABLE INFORMATION

     ServiceMaster maintains an Internet website at http://www.svm.com that includes a hyperlink to a website maintained by a third-party where ServiceMaster's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission.


ITEM 2.  PROPERTIES

BUSINESS SUPPORT CENTER

     In December 2002, ServiceMaster relocated its Business Support Center headquarters to a new location within Downers Grove, Illinois. ServiceMaster leases approximately 66,000 square feet of office space to accommodate personnel from the Business Support Center. The lease expires at the end of 2012, but ServiceMaster has an option to terminate the lease early after five years. Additionally, ServiceMaster leases warehouse space in Naperville, Illinois. ServiceMaster believes that this office facility and warehouse are suitable and adequate to support the Business Support Center's current needs in the Chicagoland area.

OPERATING SEGMENTS

     The headquarters for TruGreen ChemLawn, TruGreen LandCare, Terminix, American Residential Services and Rescue Rooter are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, Merry Maids, Furniture Medic, American Home Shield and AmeriSpec are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Mechanical Services are located in leased premises at 8039 Laurel Lake Circle, Laurel, Maryland. In addition, ServiceMaster leases space for a call center located at 6399 Shelby View Drive, Memphis, Tennessee, offices located at 850 and 855 Ridge Lake Boulevard, Memphis, Tennessee, training facilities located at 1650 Shelby Oaks Drive North, Memphis, Tennessee and 3839 Forest Hill Irene Road, Memphis, Tennessee and a warehouse located at 1575 Two Place, Memphis, Tennessee. ServiceMaster believes that these headquarters, call center facility, offices, training facilities and warehouse are suitable and adequate to support the current needs of its operating segments in the Memphis and Laurel areas.

     ServiceMaster's operating companies own and lease a variety of facilities throughout the United States for branch operations and for office, storage, call center and data processing space. The following chart identifies for each operating company the number of owned facilities, the number of leased facilities, and the number of states represented by those owned and leased facilities. ServiceMaster believes that these facilities, when considered with the headquarters, call center facility, offices, training facilities and warehouses described above are suitable and adequate to support the current needs of its business.

          Operating                             Owned            Leased           No. of
          Company                          Facilities        Facilities           States
          -------                          ----------        ----------           ------
          TruGreen ChemLawn                         8               282               40
          TruGreen LandCare                         1               144               26
          Terminix                                 20               380               41
          American Residential Services             4                88               26
          American Mechanical Services              1                15                6
          American Home Shield                      1                 8                5
          ServiceMaster Clean                       0                 6                6
          Merry Maids                               0                58               25

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. As of March 1, 2003, these proceedings included general and commercial liability actions and a small number of environmental proceedings. ServiceMaster does not expect any of these proceedings to have a material adverse effect on its financial condition or results of operations.

     In the fourth quarter of 2001, ServiceMaster announced the sale of certain subsidiaries of its Terminix European pest control and property services operations. In the fourth quarter of 2002, the purchaser made a claim for a purchase price adjustment, relating to an alleged breach of certain conditions in the purchase agreement. In the course of responding to that claim, ServiceMaster discovered that personnel of the former operations had made unsupported monthly adjustments to certain accounts. In recognition of these facts, ServiceMaster agreed to an adjustment to the purchase price consisting of an $8 million cash payment and the cancellation of a previously reserved note. On March 14, 2003, ServiceMaster contacted the Securities and Exchange Commission on its own initiative and has provided the Commission with information regarding the activities at the former subsidiary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this Form 10-K, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ServiceMaster's common stock is traded on the New York Stock Exchange under the symbol "SVM." At March 28, 2003, ServiceMaster's common stock was held of record by approximately 32,000 persons. ServiceMaster estimates that approximately 35,000 persons held shares of its common stock in the names of nominees.

     The information contained in ServiceMaster's Annual Report to Shareholders for 2002 under the captions "Statements of Shareholders' Equity" and "Cash Dividends Per Share" in the Quarterly Operating Results table is incorporated by reference in this Form 10-K. The following table sets forth the quarterly prices of ServiceMaster's common stock, as reported on the New York Stock Exchange-Composite Transactions:

                                    2002                            2001                            2000
Price Per Share:             High            Low            High            Low             High            Low
First Quarter               $14.50         $13.16          $12.00          $ 9.95          $14.94          $10.69
Second Quarter               15.50          12.70           12.00            9.84           13.75           10.63
Third Quarter                13.63          10.30           12.84            9.95           11.50            8.38
Fourth Quarter               12.15           8.89           14.20           10.06           11.50            8.25


ITEM 6.  SELECTED FINANCIAL DATA

     The information contained in ServiceMaster's Annual Report to Shareholders for 2002 under the caption "Five Year Financial Summary" in the Financial Statements section is incorporated by reference in this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in ServiceMaster's Annual Report to Shareholders for 2002 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference in this Form 10-K.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in ServiceMaster's Annual Report to Shareholders for 2002 under the caption "Quantitative and Qualitative Disclosures about Market Risk" is incorporated by reference in this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Statements of Financial Position as of December 31, 2002 and 2001, the Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000 and the Notes to the Consolidated Financial Statements contained in ServiceMaster's Annual Report to Shareholders for 2002 are incorporated by reference in this Form 10-K. The report of Deloitte & Touche LLP dated March 26, 2003 on the Consolidated Financial Statements contained in ServiceMaster's Annual Report to Shareholders for 2002 are also incorporated by reference in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 20, 2002, ServiceMaster, with the approval of the Board of Directors and its Audit and Finance Committee, dismissed Arthur Andersen LLP as its independent auditors and engaged Deloitte & Touche LLP as its new independent auditors. The appointment of Deloitte & Touche became effective on May 22, 2002. During the two fiscal years ended December 31, 2001 and 2000, and the interim period subsequent to December 31, 2001, and through May 20, 2002, there were no disagreements between ServiceMaster and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its reports on ServiceMaster's consolidated financial statements for such periods. Arthur Andersen's report on ServiceMaster's consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000, and the interim period from January 1, 2002 through May 20, 2002, there were no reportable events as described under
Item 304(a)(1)(v) of Regulation S-K. During the years ended December 31, 2001 and 2000, and through May 20, 2002, ServiceMaster did not consult with Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on ServiceMaster's consolidated financial statements, or any matter that was the subject of a disagreement or a reportable event, as described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

     The information contained in ServiceMaster's Proxy Statement for the 2003 Annual Meeting of Shareholders under the heading "Item 1 - Election of Directors" is incorporated by reference in this Form 10-K.


EXECUTIVE OFFICERS OF SERVICEMASTER

     The following table shows (i) the names and ages (as of March 1, 2003) of ServiceMaster's executive officers, (ii) all positions presently held by each executive officer, and (iii) the year each person became an officer of ServiceMaster. Each person has served as an officer continuously since the year shown. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was or is to be selected as an officer.

                                                                                                       First Became
 Name                      Age      Present Positions                                                    an Officer
 ----                      ---      -----------------                                                    ----------
Jonathan P. Ward           48       Chairman and Chief Executive Officer                                       2001

Ernest J. Mrozek           49       President and Chief Operating Officer                                      1987

Steven C. Preston          42       Executive Vice President and Chief Financial Officer                       1997

Steven B. Bono             50       Senior Vice President, Corporate Communications                            2001

Mitchell T. Engel          50       Chief Marketing Officer                                                    2002

James A. Goetz             45       Senior Vice President and Chief Information Officer                        2000

Jim L. Kaput               42       Senior Vice President and General Counsel                                  2000

Elizabeth L. Reeves        49       Senior Vice President for People                                           2002

     Mr. Ward is also a director of ServiceMaster.  For biographical information
with  respect  to  Mr.  Ward,   see  "Item  1  -  Election  of   Directors"   in
ServiceMaster's Proxy Statement for the 2003 Annual Meeting of Shareholders.

     Ernest J. Mrozek, age 49, is President and Chief Operating Officer. He served as President of ServiceMaster Consumer and Commercial Services from November 1998 to April 2002. From January 1997 to October 1998 he served as President and Chief Operating Officer, ServiceMaster Consumer Services.

     Steven C. Preston, age 42, has served as Executive Vice President and Chief Financial Officer since July 1, 1998. He served as Senior Vice President and Chief Financial Officer from April 1997 through June 1998. From August 1993 to March 1997, he was Senior Vice President and Corporate Treasurer for First Data Corporation, Atlanta, Georgia.

     Steven B. Bono, age 50, has served as Senior Vice President, Corporate Communications since July 2001. He was on sabbatical from May 2000 to July 2001. Mr. Bono served as Vice President, Communications Strategy of Jack Morton Worldwide in Chicago, Illinois from September 1997 to May 2000. From January 1997 to August 1997, he served as Vice President, Strategic Executive Engagement of American Telephone & Telegraph Company in Basking Ridge, New Jersey.

     Mitchell T. Engel, age 50, is Chief Marketing Officer. He served as Principal of Engel Marketing Services from April 1998 to April 2002. From January 1996 to March 1998 he was President, Corporate Operations & Associated Communication Companies, True North Communications.

     James A. Goetz, age 45, is Senior Vice President and Chief Information Officer. He served as Chief Information Officer of The ServiceMaster Home Service Center L.L.C. from September 2000 to January 2002. From January 1999 to August 2000, he was Director of Internet Services at IBM Global Services. From May 1996 to December 1998, he was Director of Internet Partnering at IBM Global Network.

     Jim L. Kaput, age 42, is Senior Vice President and General Counsel of ServiceMaster. From June 1994 until he joined ServiceMaster in April 2000, Mr. Kaput was a partner at the law firm of Sidley & Austin in Chicago, Illinois.

     Elizabeth L. Reeves, age 49, is Senior Vice President for People. She served as Executive Vice President of Global Human Resources for Bcom3 from October 2000 to September 2002. From March 1997 to September 2000 she was Group Vice President, Human Resources for CNA.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The information contained in ServiceMaster's Proxy Statement for the 2003 Annual Meeting of Shareholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in ServiceMaster's Proxy Statement for the 2003 Annual Meeting of Shareholders under the headings "Compensation of Directors," "Executive Compensation" and "Agreements with Officers and Directors" is incorporated by reference in this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained in ServiceMaster's Proxy Statement for the 2003 Annual Meeting of Shareholders under the headings "Ownership of Our Common
Stock" and "Equity Compensation Plan Information" is incorporated by reference in this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in ServiceMaster's Proxy Statement for the 2003 Annual Meeting of Shareholders under the heading "Certain Transactions" is incorporated by reference in this Form 10-K.


ITEM 14.   CONTROLS AND PROCEDURES

     ServiceMaster's Chairman and Chief Executive Officer, Jonathan P. Ward, and ServiceMaster's Chief Financial Officer, Steven C. Preston, have evaluated ServiceMaster's disclosure controls and procedures within 90 days of the filing of this report.

     Messrs. Ward and Preston have concluded that ServiceMaster's disclosure controls and procedures provide reasonable assurance that ServiceMaster can meet its disclosure obligations. ServiceMaster's disclosure controls and procedures are based on a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Downers Grove, Illinois. The reporting process is designed to ensure that information required to be disclosed by ServiceMaster in the reports that it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There have been no significant changes in ServiceMaster's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) Financial Statements, Schedules, and Exhibits.


         1.  Financial Statements

                  The documents shown below are contained in ServiceMaster's Annual Report to Shareholders for 2002 and are incorporated by reference in Part II, Item 8 of this Form 10-K:


                           Report of Independent Auditors

                           Consolidated Statements of Income for the three years ended December 31, 2002, 2001 (as restated) and 2000 (as restated)

                           Consolidated Statements of Financial Position as of December 31, 2002 and 2001 (as restated)

                           Consolidated Statements of Cash Flows for the three years ended December 31, 2002, 2001 (as restated) and 2000 (as restated)

                           Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2002, 2001 (as restated) and 2000 (as restated)

                           Notes to the Consolidated Financial Statements


         2.  Financial Statements Schedules

                  Schedule IV--Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related
                  Parties:

                           None

                  Included in Part IV of this Form 10-K:

                           Schedule II--Valuation and Qualifying Accounts

                           Independent Auditors' Report on Schedule

                           Exhibit 23--Independent Auditors' Consent

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

         3.  Exhibits

     The exhibits filed with this report are listed on pages 23-26 (the "Exhibits Index"). Entries marked by an asterisk next to the exhibit's number identify management contracts or compensatory plans, contracts or arrangements in which a director or any of ServiceMaster's executive officers to be identified in the summary compensation table included in ServiceMaster's Proxy
Statement  for  the  2003  Annual  Meeting  of   Shareholders
participates or compensatory plans, contracts or arrangements adopted without approval of security holders pursuant to which ServiceMaster may award equity and in which any ServiceMaster employee currently participates.


(b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Form 10-K.

                                   SCHEDULE II
                            THE SERVICEMASTER COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                           Additions
                                                          Balance at       Charged to
                                                          Beginning of     Costs and                                 Balance
                                                           Period           Expenses           Deductions (1)     End of Period
                                                       --------------    --------------    -------------------------------------
AS OF DECEMBER 31, 2002:
Continuing Operations -
    Allowance for doubtful accounts
        Accounts receivable (current)                         26,313            40,560               42,397              24,476
        Notes receivable (current)                             2,084             1,056                    -               3,140

Reserves related to strategic actions in the fourth
    quarter of 2001 (2)                                       36,000            (5,600)              14,900              15,500


Remaining Liabilities from Discontinued Operations (3)
    LandCare Construction                                     34,100             2,600               22,700              14,000
    Certified Systems, Inc.                                   23,800             3,500               13,700              13,600
    Management Services                                        7,400            (4,500)               1,300               1,600
    International businesses (4)                              19,600            21,900               20,100              21,400
    Other                                                     16,100               600                6,300              10,400

AS OF DECEMBER 31, 2001:
Continuing Operations -
    Allowance for doubtful accounts
        Accounts receivable (current)                         29,349            32,523               35,559              26,313
        Notes receivable (current)                             1,691               516                  123               2,084

Reserves related to strategic actions in the fourth
    quarter of 2001 (2)                                            -            40,000                4,000              36,000

Remaining Liabilities from Discontinued Operations (3)
    LandCare Construction                                      5,200            32,200                3,300              34,100
    Certified Systems, Inc.                                   12,600            13,000                1,800              23,800
    Management Services                                            -            22,700               15,300               7,400
    Other                                                        800            15,300                    -              16,100

AS OF DECEMBER 31, 2000:
Continuing Operations -
    Allowance for doubtful accounts
        Accounts receivable (current)                         31,457            32,184               34,292              29,349
        Notes receivable (current)                             1,417               755                  481               1,691


(1) Deductions in the allowance for doubtful accounts and notes receivable reflect write-offs of uncollectible accounts Deductions for the remaining items reflect cash payments, except for the items noted in
        (4).

(2) Includes accruals for residual value guarantees on leased properties, severance for former executives and terminated employees, and transaction and other costs.

(3) The beginning balance represents the liabilities of the discontinued operations that existed prior to the recording in the fourth quarter of 2001 of the costs related to exiting these operations and the reserves for items recorded in the fourth quarter of 2001. Additions reflect the costs recorded related to exiting these operations.

(4) The liabilities of this business assumed by the buyer of the sold operations totaled $19.6 million. The Company recorded accruals in connection with the 2002 sold operations and a cash adjustment to the purchase price of the 2001 disposition.

                         INDEPENDENT AUDITORS' REPORT



To the Shareholders of The ServiceMaster Company:

We have audited the consolidated financial statements of The ServiceMaster Company as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 26, 2003; such financial statements and report (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the restatement of the Company's financial statements and the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other intangible Assets) are included in The ServiceMaster Company's 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The ServiceMaster Company, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
Chicago, Illinois
March 31, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE SERVICEMASTER COMPANY





Date: March 31, 2003                 By   /s/ JONATHAN P. WARD
                                     -------------------------------
                                     Jonathan P. Ward
                                     Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                                  Date
         ---------                               -----                                  ----
/s/ JONATHAN P. WARD                    Chairman and Chief Executive                March 31, 2003
----------------------                  Officer and Director
   Jonathan P. Ward


/s/ STEVEN C. PRESTON                   Executive Vice President and                March 31, 2003
----------------------                  Chief Financial Officer (Principal
   Steven C. Preston                    Financial Officer and Principal
                                        Accounting Officer)



/s/ PAUL W. BEREZNY, JR.                    Director                                March 14, 2003
---------------------------
   Paul W. Berezny, Jr.


/s/ BRIAN GRIFFITHS                         Director                                March 14, 2003
---------------------------
   Brian Griffiths


/s/ SIDNEY E. HARRIS                        Director                                March 14, 2003
---------------------------
   Sidney E. Harris


/s/ ROBERTO R. HERENCIA                     Director                                March 14, 2003
---------------------------
  Roberto R. Herencia


/s/ HERBERT P. HESS                         Director                                March 14, 2003
---------------------------
   Herbert P. Hess


                                            Director
---------------------------
   Michelle M. Hunt



/s/ JAMES D. McLENNAN                       Director                                March 14, 2003
----------------------
   James D. McLennan

/s/ DALLEN W. PETERSON                      Director                                March 14, 2003
---------------------------
   Dallen W. Peterson


/s/ BETTY JANE SCHEIHING                    Director                                March 14, 2003
------------------------
  Betty Jane Scheihing


/s/ DONALD G. SODERQUIST                    Director                                March 28, 2003
------------------------
   Donald G. Soderquist


/s/ DAVID K. WESSNER                        Director                                March 14, 2003
---------------------------
   David K. Wessner


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jonathan P. Ward, certify that:

1. I have reviewed this annual report on Form 10-K of The ServiceMaster Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                       /s/ Jonathan P. Ward
                                       --------------------
                                       Jonathan P. Ward
                                       Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven C. Preston, certify that:

1. I have reviewed this annual report on Form 10-K of The ServiceMaster Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                            /s/ Steven C. Preston
                            ---------------------
                            Steven C. Preston
                            Executive Vice President and Chief Financial Officer

                                 Exhibits Index

Exhibit No.                   Description of Exhibit
----------------------------------------------------------------------------

3(i) Amended and Restated Certificate of Incorporation of The ServiceMaster Company, a Delaware corporation, as filed with the Secretary of State, State of Delaware, on November 6, 1997 is incorporated by reference to
         Exhibit 1 to the registrant's Current Report on Form 8-K, No. 2 dated February 26, 1998 (File No. 1-14762) (the "1998 8-K, No. 2").

3(ii) Bylaws of The ServiceMaster Company, as amended through April 26, 2002, are incorporated by reference to Exhibit 3(ii) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-14762) (the "2002 10-Q").

4.1 Shareholder Rights Agreement between The ServiceMaster Company and the Harris Trust and Savings Bank, as adopted on December 12, 1997, is incorporated by reference to Exhibit 3 to the 1998 8-K, No.2.

4.2 Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, is incorporated by reference to Exhibit 4 to the 1998 8-K, No. 2.

4.3 Indenture dated as of August 15, 1997 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-3 (File No. 333-32167) (the "1997 S-3").

4.4 First Supplemental Indenture dated as of August 15, 1997 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14762) (the "1997 10-K").

4.5 Second Supplemental Indenture dated as of January 1, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K, No. 1 dated February 26, 1998 (File No. 1-14762).

4.6 Third Supplemental Indenture dated as of March 2, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K, No. 3 dated February 27, 1998 (File No. 1-14762) (the "1998 8-K, No. 3").

4.7 Fourth Supplemental Indenture dated as of August 10, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K dated August 16, 1999 (File No. 1-14762) (the "1999 8-K").

4.8 Indenture dated as of November 18, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.16 to the registrant's Registration Statement on Form S-3 (File No. 333-91381), filed on November 19, 1999 (the "1999 S-3").

4.9 First Supplemental Indenture dated as of April 4, 2000 between The ServiceMaster Company and Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-14762) (the "2000 10-Q").

4.10 Forms of 6.95% Note due August 14, 2007 and 7.45% Note due August 14, 2027 are incorporated by reference to Exhibit 4.2 to the 1997 S-3.

4.11     Form of 7.10% Note due March 1, 2018 is incorporated by reference to
         Exhibit 4.1 the 1998 8-K, No. 3.

4.12     Form of 7.25% Note due March 1, 2038 is incorporated by reference to
         Exhibit 4.2 to the 1998 8-K, No. 3.

4.13     Form of 7.875% Note due August 15, 2009 is incorporated by reference to
         Exhibit 4 to the 1999  8-K.

                                 Exhibits Index

Exhibit No.                   Description of Exhibit
----------------------------------------------------------------------------

4.14     Form of 7.875% Note due August 15, 2009 is incorporated by reference to
         Exhibit 5 to the 1999  8-K.

4.15     Form of 8.45% Note due April 15, 2005 is incorporated by reference to
         Exhibit 4.1 to the 2000 10-Q.

4.16 $490,000,000 Credit Agreement dated as of December 12, 2001 among The ServiceMaster Company, the Lenders, JPMorgan Chase Bank, Bank of America, Bank One N.A., First Union National Bank and SunTrust Bank is incorporated by reference to Exhibit 4.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-14762) (the "2001 10-K").

10.1* Senior Executive Ownership Election Plan, as approved by the Board of Directors on December 10, 1999, is incorporated by reference to Exhibit
         10.5 to the 1999 10-K.

10.2* 10-Plus Plan, as amended September 3, 1991, is incorporated by reference to Exhibit 10.21 to the ServiceMaster Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-09378) (the "1991 10-K").

10.3* Form of Option Agreement for the 10-Plus Plan, as amended September 3, 1991, is incorporated by reference to Exhibit 10.22 to the 1991 10-K.

10.4* 1994 Non-Employee Directors Share Option Plan is incorporated by reference to Exhibit 4.2 to the ServiceMaster Limited Partnership Registration Statement on Form S-8 (File No. 33-55761), filed on October 4, 1994 (the "1994 S-8").

10.5* Form of Option Agreement for the 1994 Non-Employee Director Share Option Plan is incorporated by reference to Exhibit 4.3 to the 1994 S-8.

10.6* 1997 Share Option Plan is incorporated by reference to Exhibit 10.28 to the ServiceMaster Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-09378) (the "1996 10-K").

10.7* Form of Option Agreement for the 1997 Share Option Plan is incorporated by reference to Exhibit 10.29 to the 1996 10-K.

10.8*    1998 Equity Incentive Plan is incorporated by reference to Exhibit
         10.15 to the 1997 10-K.

10.9* Form of Option Agreement for the 1998 Equity Incentive Plan (Non-Qualifying Stock Options) is incorporated by reference to Exhibit
         10.20 to the 1997 10-K.

10.10* Form of Option Agreement for the 1998 Equity Incentive Plan (Incentive Stock Options) is incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.11* 1998 Non-Employee Directors Discounted Stock Option Plan is incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.12*   1998 Long-Term Performance Award Plan is incorporated by reference to
         Exhibit 10.22 to the 1997 10-K.

10.13* 2000 Equity Incentive Plan is incorporated by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-8 (File No. 333-42680), filed on July 31, 2000 (the "2000 S-8").

10.14* Form of Option Agreement for the 2000 Equity Incentive Plan is incorporated by reference to Exhibit 10.17 to the 2001 10-K.

                                Exhibits Index

Exhibit No.                   Description of Exhibit
----------------------------------------------------------------------------

10.15* Employment Agreement dated as of January 9, 2001 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-14762) (the "2000 10-K").

10.16* Stock Option Agreement dated as of January 9, 2001 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.20 to the 2000 10-K.

10.17* WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.21 to the 2000 10-K.

10.18* Form of Stock Option Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit
         10.22 to the 2000 10-K.

10.19* Form of Stock Purchase Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit
         10.23 to the 2000 10-K.

10.20*+ 2001 Directors Stock Plan, as amended and restated effective January 24, 2003.

10.21* Form of Option Agreement for the 2001 Directors Stock Plan is incorporated by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-8 (File No. 333-65520), filed on July 20, 2001.

10.22* Letter Agreement dated as of June 1, 2001 between The ServiceMaster Company and Carlos Cantu is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-14762).

10.23* Letter Agreement dated as of March 21, 2002 between The ServiceMaster Company and C. William Pollard is incorporated by reference to Exhibit
         10.27 to the 2001 10-K.

10.24* Employment Agreement dated as of April 18, 2002 between The ServiceMaster Company and Phillip B. Rooney is incorporated by reference to Exhibit 10.1 to the 2002 10-Q.

10.25*+ Employment Agreement dated as of April 1, 2002 between The ServiceMaster Company and Mitchell T. Engel.

10.26* 2001 Long-Term Performance Award Plan, as amended March 16, 2001, is incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-14762).

10.27* Form of Change in Control Severance Agreement is incorporated by reference to Exhibit 10.30 to the 2001 10-K.

10.28* Form of Restricted Stock Award Agreement for the 2000 Equity Incentive Plan is incorporated by reference to Exhibit 10.31 to the 2001 10-K.

10.29*+ ServiceMaster Deferred Compensation Plan, as amended and restated effective October 24, 2002.

10.30* Form of 5.50% Convertible Debenture due January 9, 2011 issued to Jonathan P. Ward is incorporated by reference to Exhibit 10.33 to the 2001 10-K.

10.31* Form of 5.50% Note due January 9, 2011 issued to Jonathan P. Ward is incorporated by reference to Exhibit 10.34 to the 2001 10-K.

                                Exhibits Index

Exhibit No.                   Description of Exhibit
----------------------------------------------------------------------------

10.32*   Form of 5.50% Convertible Debenture due May 10, 2011 issued to Jonathan
         P. Ward is incorporated by reference to Exhibit 10.35 to the 2001 10-K.

10.33* Form of 5.50% Note due May 10, 2011 issued to Jonathan P. Ward is incorporated by reference to Exhibit 10.36 to the 2001 10-K.

10.34* ServiceMaster Employee Share Purchase Plan, as amended and restated effective October 4, 2001, is incorporated by reference to Exhibit
         10.37 to the 2001 10-K.

10.35*+  2002 Directors Deferred Fees Plan effective October 25, 2002.

13+ Annual Report to Shareholders for the year ended December 31, 2002 (the "2002 Annual Report"). The parts of the 2002 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 2002 Annual Report are furnished for the information of the Securities and Exchange Commission and are not filed with this report.

21+      Subsidiaries of ServiceMaster.

23+      Consent of Deloitte & Touche LLP.

99.1+    Certification of Chief Executive Officer.

99.2+    Certification of Chief Financial Officer.

99.3+ Statement on Scope and Organization of the Board of Directors of The ServiceMaster Company dated March 8, 2002.

99.4+ Charter and Operating Guidelines of the Audit and Finance Committee (Audit Capacity) dated as of July 19, 2002.

99.5+ Charter and Operating Guidelines of the Audit and Finance Committee (Finance Capacity) dated as of July 19, 2002.

99.6+ Charter and Operating Guidelines of the Compensation and Leadership Development Committee dated as of July 19, 2002.

99.7+ Charter and Operating Guidelines of the Governance and Nominating Committee dated as of July 19, 2002.
----------------

* Indicates compensatory plan, contract, or arrangement.

+  Filed herewith.

                                  EXHIBIT 21




                    SUBSIDIARIES OF THE SERVICEMASTER COMPANY

As of March 1, 2003, ServiceMaster had the following subsidiaries:

                                                                                                   State or Country
                                                                                                        of
                                                                                                     Incorporation
Subsidiary                                                                                          or Organization
----------                                                                                          ---------------
ServiceMaster Consumer Services Limited Partnership........................................................Delaware
ServiceMaster Consumer Services, Inc.  ....................................................................Delaware
TruGreen Limited Partnership...............................................................................Delaware
TruGreen, Inc.  ...........................................................................................Delaware
Barefoot Grass Canada, Inc.  ..............................................................................Delaware
TruGreen LandCare L.L.C. 1.................................................................................Delaware
TruGreen Companies L.L.C...................................................................................Delaware
The Terminix International Company Limited Partnership.....................................................Delaware
Terminix International, Inc.  .............................................................................Delaware
ServiceMaster Residential/Commercial Services Limited Partnership..........................................Delaware
SM Clean L.L.C.............................................................................................Delaware
Merry Maids Limited Partnership............................................................................Delaware
MM Maids L.L.C.............................................................................................Delaware
American Home Shield Corporation 2.........................................................................Delaware
AmeriSpec, Inc.  ..........................................................................................Delaware
Furniture Medic Limited Partnership........................................................................Delaware
FM Medic L.L.C.............................................................................................Delaware
American Residential Services Holding L.L.C. 3.............................................................Delaware
ServiceMaster Aviation L.L.C...............................................................................Illinois
The ServiceMaster Acceptance Company Limited Partnership...................................................Delaware
ServiceMaster Acceptance Corporation.......................................................................Delaware
ServiceMaster Holding Corporation..........................................................................Delaware
ServiceMaster BSC L.L.C....................................................................................Delaware
ServiceMaster Funding Company L.L.C........................................................................Delaware
ServiceMaster Management Corporation.......................................................................Delaware
Steward Insurance Company...................................................................................Vermont
ServiceMaster Limited................................................................................United Kingdom
The ServiceMaster Home Service Center L.L.C................................................................Delaware




--------
1 .......TruGreen LandCare L.L.C. has 12 subsidiaries.

2 .......American Home Shield Corporation has 15 subsidiaries, including
         AmeriSpec, Inc.

3 .......American Residential Services Holding L.L.C. has 22 subsidiaries.

                                   EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in registration Statement Nos. 333-81670, 333-73764, 333-65520, 333-53142, 333-50886, 333-42680, 333-33580,
333-78239, 333-74781, 033-55761 on Form S-8 and No. 333-91381 on Form S-3 of The
ServiceMaster Company of our report dated March 26, 2003 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the restatement of the Company's financial statements and adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), appearing in and incorporated by reference in this Annual Report on Form 10-K of The ServiceMaster Company for the year ended December 31, 2002.


/s/ Deloitte & Touche LLP
Chicago, Illinois
March 31, 2003