Form 10-Q/A
period 2002-03-31
SERVICEMASTER CO
filed 2003-05-14
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2002
                                                   --------------

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
        --------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 1-14762

                            THE SERVICEMASTER COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                       36-3858106
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

3250 Lacey Road, Downers Grove, Illinois                     60515-1700
(Address of principal executive offices)                     (Zip Code)

                                  630-663-2000
              (Registrant's telephone number, including area code)


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

Explanatory Note:
This amendment is being filed to reflect the restatement of the Company's unaudited condensed consolidated financial statements, as discussed in Note 2 thereto, and other information related to such restated financial statements.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION

Item 1 : Financial Statements

Condensed Consolidated Statements of Income for the three months
 ended March 31, 2002 (Restated) and March 31, 2001 (Restated)                 2

Condensed Consolidated Statements of Financial Position
   as of March 31, 2002 (Restated) and December 31, 2001 (Restated)            4

Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2002 (Restated) and March 31, 2001 (Restated)               5

Notes to Condensed Consolidated Financial Statements (Restated)                6

Item 2: Management Discussion and Analysis of Financial
   Condition and Results of Operations                                        16


PART II.  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K                                     21

Signature                                                                     22

Exhibit 99.1:  Certification of Chief Executive Officer Pursuant
to Section 1350 of  Chapter 63 of Title 18 of the
United States Code                                                            25

Exhibit 99.2:  Certification of Chief Financial Officer Pursuant
to Section 1350 of Chapter 63 of Title 18 of the
United States Code                                                            26







                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended
                                                                    March 31,
                                                               2002          2001
                                                            (Restated 4)  (Restated 4)
                                                            -----------   ---------------
OPERATING REVENUE ........................................   $ 734,263    $ 722,861

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ..............     530,811      530,481
Selling and administrative expenses ......................     161,602      140,769
Goodwill, trade name and other intangible amortization (1)       2,154       17,282
                                                             ---------    ---------
Total operating costs and expenses .......................     694,567      688,532
                                                             ---------    ---------

OPERATING INCOME .........................................      39,696       34,329

NON-OPERATING  EXPENSE (INCOME):
Interest expense .........................................      22,541       34,574
Interest and investment income ...........................      (2,932)      (1,249)
Minority interest and other expense, net .................       1,570       (1,774)
                                                             ---------    ----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ....      18,517        2,778
Provision for income taxes................................       6,659        2,044
                                                             ----------   ----------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
     ITEMS................................................      11,858          734

Income from discontinued operations, net of income taxes (2)      (217)       5,258
Extraordinary gain, net of income taxes (3)...............           -        6,003
                                                             ----------   ----------
NET INCOME................................................   $  11,641    $  11,995
                                                             ==========   ==========

PER SHARE:
BASIC EARNINGS PER SHARE:
Income from continuing operations before extraordinary items     $0.04         $ -
Discontinued operations, net (2) .........................           -         0.02
Extraordinary gain (3)....................................           -         0.02
                                                             ----------   ----------
                                                                 $0.04        $0.04
                                                             ==========   ==========
SHARES                                                         300,173      297,790

DILUTED EARNINGS PER SHARE:
Income from continuing operations before extraordinary items     $0.04         $ -

Discontinued operations, net (2) .........................           -         0.02
Extraordinary gain (3)....................................           -         0.02
                                                             ----------   ----------
                                                                 $0.04        $0.04
                                                             ==========   ==========
SHARES                                                         307,085      301,731

Dividends per share.......................................       $0.10        $0.10
                                                             ==========   ==========





(1) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. Had the provisions of SFAS 142 been applied to 2001, amortization expense would have been reduced by $14.8 million ($10.1 million, after-tax).

(2) In the fourth quarter of 2001, the Company's Board of Directors approved a series of actions related to the strategic review of its portfolio of businesses that commenced earlier in 2001. These actions included the sale in November 2001 of the Company's Management Services business as well as the decision to exit certain non-strategic and under-performing businesses including TruGreen LandCareConstruction and Certified Systems, Inc., as well as certain Terminix operations in Europe. During the third quarter of 2002, the Company sold its remaining European Terminix operations. These operations are classified in "Discontinued operations" for all periods presented.

(3) In the first quarter of 2001, the Company purchased a portion of its public debt securities and recognized an extraordinary gain on the early extinguishment of debt. The Company intends to adopt SFAS 145 beginning in fiscal 2003. Adoption of SFAS 145 in 2003 will result in the reclassification of the extraordinary gain into income from continuing operations.

(4) See Note 2 in the Notes to the Condensed Consolidated Financial Statements for the basis of the restatement and the financial statement impact.



          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(IN THOUSANDS)                                                                 As of Mar. 31,         As of Dec. 31,
ASSETS                                                                       2002 (Restated 1)       2001 (Restated 1)
                                                                               -----------            -----------
CURRENT ASSETS:
Cash and cash equivalents ................................................     $   318,858            $   402,644
Marketable securities ....................................................          68,884                 72,429
Receivables, less allowance of $29,247 and $28,397, respectively .........         340,447                340,935
Inventories ..............................................................          75,980                 68,036
Prepaid expenses, deferred costs and other assets ........................         140,735                 80,738
Deferred taxes and income taxes receivable ...............................         111,599                 90,200
Assets of discontinued operations ........................................          44,088                 64,068
                                                                               -----------            -----------
       Total Current Assets ..............................................       1,100,591              1,119,050
                                                                               -----------            -----------
PROPERTY AND EQUIPMENT:
   At cost ...............................................................         467,467                469,140
   Less: accumulated depreciation ........................................        (274,537)              (272,930)
                                                                               -----------            -----------
     Net property and equipment ..........................................         192,930                196,210
                                                                               -----------            -----------

OTHER  ASSETS:
Goodwill .................................................................       1,907,292              1,904,178
Intangible assets, primarily trade names .................................         260,489                261,136
Notes receivable .........................................................          59,177                 59,204
Long-term securities and other assets ....................................          84,470                 81,467
                                                                               -----------            -----------
       Total Assets ......................................................     $ 3,604,949            $ 3,621,245
                                                                               ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .........................................................     $    94,984            $    97,251
Accrued liabilities:
   Payroll and related expenses ..........................................          77,323                 83,182
   Self-insured claims and related expenses ..............................          66,260                 63,819
   Other .................................................................         114,897                131,780
Deferred revenues ........................................................         422,139                343,873
Liabilities of discontinued operations ...................................          59,159                 50,449
Current portion of long-term debt ........................................          54,131                 34,944
                                                                               -----------            -----------
       Total Current Liabilities .........................................         888,893                805,298
                                                                               -----------            -----------

LONG-TERM DEBT ...........................................................       1,054,125              1,120,249

LONG-TERM LIABILITIES:
     Deferred taxes ......................................................         233,146                233,000
     Liabilities of discontinued operations ..............................          18,753                 50,600
     Other long-term obligations .........................................         103,021                102,234
                                                                               -----------            -----------
        Total Long-Term Liabilities ......................................         354,920                385,834
                                                                               -----------            -----------

MINORITY INTEREST ........................................................         102,165                102,677

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
     314,992 and 314,538 shares, respectively ............................           3,150                  3,145
Additional paid-in capital ...............................................       1,046,448              1,039,228
Retained earnings ........................................................         304,342                322,103
Accumulated other comprehensive loss .....................................          (1,003)                (2,496)
Restricted stock .........................................................            (536)                  (581)
Treasury stock ...........................................................        (147,555)              (154,212)
                                                                               -----------            -----------
       Total Shareholders' Equity ........................................       1,204,846              1,207,187
                                                                               -----------            -----------
        Total Liabilities and Shareholders' Equity .......................     $ 3,604,949            $ 3,621,245
                                                                               ===========            ===========

(1) See Note 2 in the Notes to the Condensed Consolidated Financial Statements for the basis of the restatement and the financial statement impact.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                       2002               2001
                                                                                    (Restated 1)      (Restated 1)
                                                                                    ------------       ----------

CASH AND CASH EQUIVALENTS AT JANUARY 1 .......................................      $ 402,644          $  42,669

CASH FLOWS FROM OPERATIONS:
NET INCOME ...................................................................         11,641             11,995
     Adjustments to reconcile net income to net cash flows from operations:
        (Income) loss from discontinued operations ...........................            217             (5,258)
        Extraordinary gain ...................................................             -              (6,003)

        Depreciation expense .................................................         12,205             11,234
        Amortization expense .................................................          2,154             17,282
        Deferred income tax expense ..........................................          8,890              3,699

         Change in working capital, net of acquisitions:
            Receivables ......................................................         (5,835)           (14,519)
            Sale of receivables ..............................................             --             75,500
            Inventories and other current assets .............................        (70,938)           (72,708)
            Accounts payable .................................................         (1,293)           (10,583)
            Deferred revenues ................................................         78,265             71,999
            Accrued liabilities ..............................................        (11,299)           (24,977)
            Tax refund from prior years payments .............................             --             21,000
            Other, net .......................................................          1,830              2,245
                                                                                    ---------          ---------
NET CASH PROVIDED FROM OPERATIONS ............................................         25,837             80,906
                                                                                    ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions .....................................................         (9,652)            (8,332)
      Sale of equipment and other assets .....................................            790              1,923
      Business acquisitions, net of cash acquired ............................         (4,412)           (13,825)
      Notes receivable, financial investments and securities .................          7,060             (6,292)
                                                                                    ---------          ---------
NET CASH USED FOR INVESTING ACTIVITIES .......................................         (6,214)           (26,526)
                                                                                    ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt ...................................................        (54,127)           (69,296)
      Purchase of ServiceMaster stock ........................................             --             (1,308)
      Shareholders' dividends ................................................        (29,402)           (29,837)
      Other, net .............................................................          6,354              3,557
                                                                                    ---------          ---------
NET CASH USED FOR FINANCING ACTIVITIES .......................................        (77,175)           (96,884)
                                                                                    ---------          ---------

                                                                                    ---------          ---------
CASH PROVIDED FROM (USED FOR) DISCONTINUED OPERATIONS ........................        (26,234)            17,919
                                                                                    ---------          ---------

CASH DECREASE DURING THE PERIOD ..............................................        (83,786)           (24,585)
                                                                                    ---------          ---------

CASH AND CASH EQUIVALENTS AT MARCH 31 ........................................      $ 318,858          $  18,084
                                                                                    =========          =========


(1) See Note 2 in the Notes to the Condensed Consolidated Financial Statements for the basis of the restatement and the financial statement impact.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: The condensed consolidated financial statements include the accounts of ServiceMaster and its subsidiaries, collectively referred to as "the Company". Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2: The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company suggests that the condensed quarterly consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K. The condensed consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

RESTATEMENT
The Company has restated its consolidated financial statements for the year ended December 31, 2001 as well as the previously reported quarterly results for 2002 and 2001. Subsequent to the original issuance of these condensed consolidated financial statements, management determined that the historical accounting treatment relating to the items below required revision. The table below presents the net income impacts from the restatement.

                                       Three Months    Three Months
                                          Ended           Ended
(In millions, except per share data)  March 31, 2002  March 31, 2001
--------------------------------------------------------------------
Continuing Operations:
AHS deferred acquisition costs                 $  -          $ (4.2)
Trade name license fee                         (1.2)               -
Interim accounting (TruGreen)                 (11.8)          (14.9)
Other, net                                     (0.2)            3.0
Tax adjustment from reincorporation               -            (0.2)
--------------------------------------------------------------------
  Income Impact                             $ (13.2)        $ (16.3)
  Diluted EPS Impact                        $ (0.04)        $ (0.05)

Discontinued Operations:
  Income Impact                              $ (0.2)         $ (1.0)
  Diluted EPS Impact                         $    -          $    -

Cumulative effect of accounting
  change:
  Income Impact                               $ 44.6           $  -
  Diluted EPS Impact                          $ 0.15           $  -

A summary of the significant effects of the restatement is as follows:

                                                    Three Months Ended                Three Months Ended
                                                      March 31, 2002                    March 31, 2001
                                              -----------------------------------------------------------------
                                               As Previously                      As Previously
(in thousands, except per share data)           Reported (1)    As Restated        Reported (1)    As Restated
--------------------------------------------- --------------- --------------- -- --------------- --------------
Operating revenue                                   $733,385        $734,263           $719,591       $722,861

Operating income                                      60,762          39,696             58,197         34,329

Income  from  continuing  operations  before
  income taxes                                        40,298          18,517             28,915          2,778

Income from continuing operations before
  extraordinary  items and cumulative effect
  of accounting change                                25,027          11,858             17,006            734

Discontinued operations, net                            (43)           (217)              6,218          5,258
Extraordinary gain, net                                   -               -               6,003          6,003
Cumulative effect of accounting change, net         (44,577)
===============================================================================================================
Net income                                         $(19,593)         $11,641            $29,227        $11,995
===============================================================================================================




Diluted earnings per share:
Income from continuing operations before
  extraordinary  items and cumulative effect
  of  accounting change                               $0.08           $0.04              $0.06          $   -

Discontinued operations, net                              -               -               0.02           0.02
Extraordinary gain, net                                   -               -               0.02           0.02
Cumulative effect of accounting change, net           (0.15)
===============================================================================================================
Diluted earnings per share                           $(0.06)          $0.04              $0.10          $0.04
===============================================================================================================




                                                          As of                              As of
                                                      March 31, 2002                   December 31, 2001
                                              -----------------------------------------------------------------
                                              As Previously                      As Previously
                                               Reported (1)    As Restated        Reported (1)    As Restated
                                              -----------------------------------------------------------------
Current assets                                    $1,140,556      $1,100,591         $1,131,824     $1,119,050
Net property, plant, and equipment                   178,198         192,930            180,937        196,210
Other long-term assets                             2,347,974       2,311,428          2,361,978      2,305,985

---------------------------------------------------------------------------------------------------------------
Total assets                                      $3,666,728      $3,604,949         $3,674,739     $3,621,245
===============================================================================================================

Current liabilities                                 $858,067        $888,893           $796,113       $805,298
Long-term debt                                     1,039,394       1,054,125          1,105,518      1,120,249
Long-term liabilities                                432,493         354,920            449,470        385,834
Minority interest                                    102,165         102,165            102,677        102,677

Total shareholders' equity                         1,234,610       1,204,846          1,220,961      1,207,187

---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $3,666,728      $3,604,949         $3,674,739     $3,621,245
===============================================================================================================

1) During the third quarter of 2002, the Company sold its Terminix operations in the United Kingdom. The financial results from these operations have been reclassified from "Continuing Operations" to "Discontinued Operations" for all periods presented. Amounts as restated include this reclassification. The amount for 2002 reflects the cumulative effect of the change in accounting principle at American Home Shield.

AMERICAN HOME SHIELD DEFERRED ACQUISITION COSTS
In July 2002, the Company changed its method of accounting for deferred customer acquisition costs in its American Home Shield business from SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," pursuant to which the Company believed it was appropriate to amortize deferred acquisition costs over the expected customer life to FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," pursuant to which deferred acquisition costs are amortized over the initial contract life.

The new method of accounting reduced after-tax earnings by $.03 per diluted share in 2002, but had no material impact on cash flow in current or future years. In the second quarter of 2002, the Company retroactively recorded to the first quarter of 2002 a cumulative charge of $45 million ($.15 per diluted share) to effect this change.

Following discussions with the Staff of the Securities and Exchange Commission, the Company has restated prior years to account for deferred acquisition costs in accordance with FASB Technical Bulletin No. 90-1. The effect of this restatement is to eliminate the cumulative charge for the accounting change and reduce full year income from continuing operations by $8.5 million or $.03 per diluted share in 2001, and $6.1 million or $.02 per diluted share in 2000. In addition, this change results in a reduction of retained earnings of $30 million at January 1, 2000. This restatement reduced income from continuing operations by $4.2 million for the first quarter of 2001.

TRADE NAME LICENSE FEE
In connection with the sale of its Management Services business in the fourth quarter of 2001, the Company entered into a three-year licensing arrangement with ARAMARK Corporation for the use of the ServiceMaster trade name. This agreement was valued at $15 million and accordingly, a like amount was allocated from the purchase price. The Company intended to recognize this amount over the three-year contractual period, and as such, recognized $2 million related thereto in each of the first and second quarters of 2002. In November 2002, the Company announced that it had determined that it was appropriate to recognize the entire $15 million licensing fee in the fourth quarter of 2001. The effect of this correction is to increase full year income from continuing operations by $9 million and diluted earnings per share by $.03 in 2001, and to reduce income from continuing operations by $1.2 million in the first quarter of 2002.

INSURANCE (TRUGREEN)
In January 2002, the Company reported that it had recognized a $9 million pretax expense in 2001 relating to a revised estimate of the 2000 insurance reserve requirements. Net income has been restated for this item which results in an increase to full year income from continuing operations of $3.7 million (or $.01) in 2001 and a decrease to income from continuing operations of the same amount in 2000. The remaining adjustment results in a decrease to full year income from discontinued operations of $1.1 million in 2000. This restatement impacted the fourth quarter of 2001.

REINCORPORATION TAX
Prior to 1997, the Company was in partnership form and therefore was not a federal taxpayer. Consequently, the Company did not record deferred tax balances reflecting the differences between the book and tax basis of its assets and liabilities. When the Company converted to corporate form in 1997, it realized a significant step-up in the tax basis of its assets, which was largely reflected as an increase in the basis of the tax intangibles and provided for significant tax deductions over the next 15 years. In accounting for this event in 1997, the Company recorded the net deferred tax asset associated with differences between the book and tax basis of its tangible assets and liabilities. As it related to intangible assets, the Company made a determination that the tax basis of intangibles equaled the overall book balance of intangible assets on an enterprise basis. Subsequently it was determined that intangible assets needed to be considered at the individual business unit level which resulted in a situation where tax basis exceeded book basis in certain units. This difference created an additional deferred tax asset. The Company restated the financial statements to reflect the deferred tax asset as if it had been recorded in 1997.

This change results in an increase to retained earnings as of January 1, 2000 of $92.6 million, and an increase to the full year tax provision for continuing operations of $.8 million in both 2001 and 2000 and an increase to the full year tax provision for discontinued operations of $.8 million and $1.2 million in 2001 and 2000, respectively. This restatement also results in an increase to the tax provision relating to the gain on certain businesses sold in the fourth quarter of 2001 of $45.8 million. The net impact of these items was to increase deferred tax assets by $33.4 million and equity by $43.2 million as of December 31, 2001. This restatement increased the tax provision in the first quarter of 2001 by $.2 million for continuing operations and $.3 million for discontinued operations.

OTHER, NET
Other items primarily relate to adjustments in accruals, timing of revenue and expense items and other miscellaneous items. The Company also determined it was appropriate to expense the costs associated with telephone directory placements when the directory is published rather than expensing the cost over the contract period. In addition, certain operating leases of constructed properties have been included in the balance sheet as assets with associated debt. The financial statements have been restated from the amounts previously reported for these items. The restatement related to these items resulted in income from continuing operations decreasing by $.2 million and increasing by $3.0 million for the first quarter of 2002 and 2001, respectively. Income from discontinued operations decreased by $.2 million and $.7 million for the first quarter of 2002 and 2001, respectively.

INTERIM ACCOUNTING

TruGreen ChemLawn incurs pre-season advertising costs and annual repair and maintenance procedures in the first quarter. These costs are deferred and recognized as expense in proportion to the related revenues. Full-year results are not affected. The quarterly information for 2002 and 2001 has been restated to treat certain costs that were previously deferred, as current period costs. There was no impact on full-year results for 2002 and 2001 as a result of this change. The restatement resulted in income from continuing operations decreasing by $11.8 million and $14.9 million for the first quarter of 2002 and 2001, respectively.

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

TruGreen ChemLawn has significant seasonality to its business. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October. The Company incurs incremental selling expenses at the beginning of the year that directly relate to successful sales in which the revenues will be recognized in later quarters. This business also defers, on an interim basis, pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized approximately in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end.

As noted above, TruGreen's pre-season advertising costs are deferred and recognized approximately in proportion to the contract revenue over the year. These costs are not deferred beyond the calendar year-end. Beginning in 2002, the cost of direct-response advertising at Terminix is capitalized and amortized over its expected period of future benefits. This direct-response advertising consists primarily of direct-mail promotions, for which the cost is capitalized and amortized over the one-year customer contract life.

The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ materially from the actual results. Disclosures in the 2001 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgment. The areas discussed included the allowance for receivables, accruals for self-insured retention limits related to medical, workers compensation, auto and general liability insurance, the possible outcome of litigation and the useful lives for depreciation and amortization expense and the valuation of tangible and intangible assets. There have been no changes in these areas or methodologies in 2002.

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

NOTE 5: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that after December 31, 2001, existing goodwill will no longer be amortized and intangible assets with indefinite useful lives will not be amortized until their useful lives are determined to be no longer indefinite. In accordance with SFAS 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. Goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company expects to complete its impairment testing during the second quarter of 2002. Given the Company's past policy of assessing enterprise-level goodwill, which utilized a discounted cash flow methodology, the Company does not expect any impairment charges upon its completion of the impairment review. Estimated fair value was determined for each reporting unit by utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values. In accordance with SFAS

142, the following table provides summarized transitional information for the periods ended March 31, 2002 and 2001, with the 2001 information presented on an adjusted basis to reflect the elimination of amortization expense required under SFAS 142:




                                                  Three Months Ended
                                                       March 31,
                                            --------------------------------
(in thousands, except per share data)            2002              2001
                                            ---------------    -------------

Reported operating income                          $39,696          $34,329
Add back:  Goodwill and trade name
  amortization                                           -           14,829
                                            ---------------    -------------
Operating income as adjusted under
   SFAS 142                                        $39,696          $49,158
                                            ===============    =============

Reported income from continuing
  operations before extraordinary
  gain                                             $11,858             $734
Add back:  Goodwill and trade name
  amortization, net of tax                               -           10,145
                                            ---------------    -------------
Income from continuing operations
  before extraordinary gain as
  adjusted under SFAS 142                           11,858           10,879
Discontinued operations, net of taxes                (217)            5,258
Extraordinary gain, net of taxes                         -            6,003
                                            ---------------    -------------
Net income as adjusted under SFAS 142              $11,641          $22,140
                                            ===============    =============

Reported basic earnings per share from
  continuing operations before
  extraordinary gain                                 $0.04              $ -
Add back:  Goodwill and trade name
  amortization, net of tax                               -             0.03
                                            ---------------    -------------

Basic earnings per share from continuing
  operations before extraordinary gain as
  adjusted under SFAS 142                             0.04             0.04
Discontinued operations, net                             -             0.02
Extraordinary gain, net                                  -             0.02
                                            ---------------    -------------
Basic earnings per share as adjusted
  under SFAS 142                                     $0.04            $0.07
                                            ===============    =============
Reported diluted earnings per share
  from continuing operations before
  extraordinary gain                                 $0.04              $ -
Add back:  Goodwill and trade name
  amortization, net of tax                               -             0.03
                                            ---------------    -------------
Diluted earnings per share from continuing
  operations before extraordinary gain as
  adjusted under SFAS 142                             0.04             0.04
Discontinued operations, net                             -             0.02
Extraordinary gain, net                                  -             0.02
                                            ---------------    -------------
Diluted earnings per share as adjusted
  under SFAS 142                                     $0.04            $0.07
                                             ===============    =============

The following table summarizes goodwill and intangible assets.

(IN THOUSANDS)                                As of              As of
                                            March 31,        December 31,
                                               2002              2001
                                           -------------    ----------------
Goodwill (1)                                 $1,907,292          $1,904,178
Trade names (1)                                 238,550             238,550

Other intangible assets                          75,719              74,197
Accumulated amortization (2)                   (53,780)            (51,611)
                                           -------------    ----------------
Net other intangibles                            21,939              22,586
                                           -------------    ----------------
Total                                        $2,167,781          $2,165,314
                                           =============    ================

(1)  Not subject to amortization.

(2) Annual amortization expense of approximately $6 - $8 million is expected over the next five years.

NOTE 6: In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The primary impact to the Company of SFAS 145 is that it rescinds SFAS 4 which required all material gains and losses from the extinguishment of debt to be classified as extraordinary items. SFAS 145 requires that the more restrictive criteria of APB Opinion No. 30 will be used to determine whether such gains or losses are extraordinary. The Company intends to adopt SFAS 145 in its fiscal year 2003, as required by SFAS 145. Adoption of SFAS 145 will result in the reclassification of the extraordinary gains/losses into income from continuing operations included in the accompanying Condensed Consolidated Statements of Income.

NOTE 7: On October 3, 2001 the Company's Board of Directors approved a series of strategic actions which were the culmination of an extensive portfolio review process that was initiated in the first quarter of 2001. The goal of the portfolio review was to increase shareholder value by creating a focused and aligned company that provides the greatest return and growth potential. The
Company determined it could best achieve these goals with a portfolio of businesses which support the business strategy to become America's Home Service Company and have attractive cash flow and return characteristics. As part of this determination, in the fourth quarter of 2001, the Company sold its Management Services business to ARAMARK Corporation for approximately $800 million. Also in the fourth quarter of 2001, the Company's Board of Directors approved the exit of non-strategic and under-performing businesses including TruGreen LandCare Construction, Certified Systems Inc. (CSI), and certain other small operations. The Company sold its TruGreen LandCare Construction operations to Environmental Industries, Inc. (EII) in certain markets and entered into an agreement with EII to manage the wind-down of commercial landscaping construction contracts in the remaining markets. In addition, the Company sold all of its customer contracts relating to the exit of CSI (the Company's professional employer organization), to AMS Staff Leasing, N.A., Inc. The Company also completed, in the fourth quarter of 2001, the sale of certain subsidiaries of its European pest control and property services operations. The results of these discontinued business units have been separated and classified as Discontinued Operations in the accompanying financial statements.

The Company continues to carry certain assets on its financial statements relating to these operations. Management is actively selling the remaining equipment and collecting the outstanding receivables. The Company believes that the remaining assets are presented at their net realizable value. In addition, reserves and accrual balances remain on the financial statements relating to these operations. Cash payments incurred for the wind-down of LandCare construction contracts, lease termination costs, workers compensation and health claims as well as professional service fees have been made in the first three months of 2002. The remaining balances are outlined in the table below.

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

The table below summarizes the activity during the three months ended March 31, 2002 for the remaining liabilities from the discontinued operation and the reserves for items recorded in the fourth quarter of 2001. The Company believes that the remaining reserves continue to be adequate and reasonable.



(IN THOUSANDS)                     Balance at          Cash                            Balance at
                                  December 31,       Payments          Income/          March 31,
                                      2001           or Other         (Expense)           2002
                                 ---------------    -----------       ----------      --------------
Remaining liabilities from
  discontinued operations
     LandCare Construction              $34,100         $7,300           $(300)             $27,100
     Certified Systems, Inc.             23,800          3,700                -              20,100
     Management Services                  7,400          1,300                -               6,100
     International businesses            19,600          6,400  (1)           -              13,200
     Other                               16,100          4,700                -              11,400
Reserves related to strategic
  actions in the fourth
quarter of 2001                         $36,000           $300              $ -             $35,700


(1) The liabilities of this business were assumed by the buyer of the sold operations. No cash payments were required.

NOTE 8: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have not been considered outstanding in the diluted earnings per share calculations for both periods as their impact is anti-dilutive.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                    Three Months                          Three Months
                                                     Ended March 31, 2002                  Ended March 31, 2001
                                               --------------------------------       ------------------------------
CONTINUING OPERATIONS:                          INCOME       SHARES      EPS           INCOME      SHARES     EPS
----------------------                         --------     --------   ------         --------    --------    ----
Basic earnings per share                         $11,858     300,173    $0.04           $734       297,790     $-
                                                                       ======                                 ====
Effect of dilutive securities, net of tax:
    Options                                                    6,912                                 3,941
                                               ----------   ---------                 ----------  ---------
Diluted earnings per share                       $11,858     307,085    $0.04             $734     301,731     $-
                                               ==========   =========  ======         ==========  =========   ====



NOTE 9: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 is presented in the following table:

                                               (IN THOUSANDS)
                                                2002        2001
                                           -----------  -----------
CASH PAID OR (RECEIVED) FOR:
Interest expense.........................  $   28,969   $   46,703
Interest and dividend income.............  $   (3,198)  $   (2,157)
Income taxes.............................  $   28,090   $  (19,761)

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

NOTE 10: Total comprehensive income was $13.1 million and $.3 million for the three months ended March 31, 2002 and 2001, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and translation balances.

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

NOTE 12: In the first quarter of 2001, the Company repurchased a portion of its public debt securities and recognized a $6 million after-tax extraordinary gain on the early extinguishment of debt. The Company intends to adopt SFAS 145 beginning in fiscal 2003. Adoption of SFAS 145 will result in the reclassification of the extraordinary gain into income from continuing operations.

NOTE 13: The business of the Company is conducted through five operating segments: TruGreen, Terminix, American Home Shield, ARS/AMS and Other Operations. Due to the Company's sale of its Management Services business unit and its exit from other businesses in 2001, certain operations have become more significant for segment reporting purposes. As a result, the Company has expanded its business segment reporting which will allow for better ongoing visibility into the components of the business. The companies that previously were reported in the Home Maintenance & Improvement segment have been further broken out into American Home Shield and the combination of ARS/AMS. The franchise operations, ServiceMaster Clean and Merry Maids, formerly in the Home Maintenance & Improvement segment, are reported in the Other Operations segment. In accordance with Statement of Financial Accounting Standards No. 131, the Company's reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. As a result of the decision in the fourth quarter of 2001 to exit the LandCare Construction business, the results of the construction operations are now included in discontinued operations for all periods. The Terminix segment provides termite and pest control services to residential and commercial U.S. customers. The American Home Shield segment provides home warranties to consumers that cover heating, ventilation, air conditioning (HVAC), plumbing and certain appliances. This segment also includes home inspection services provided by AmeriSpec. The American Residential Services, (ARS) and American Mechanical Services (AMS) segment provides HVAC and plumbing services provided under the ARS, AMS and Rescue Rooter brand names. The Other Operations segment includes the franchise operations of ServiceMaster Clean and Merry Maids, which provide disaster restoration and cleaning services as well as the Company's headquarters operations which provides various technology, marketing, finance and other support services to the business units.

Segment information is presented below. As discussed in Note 2 in the Notes to the Condensed Consolidated Financial Statements, the information for 2002 and 2001 has been restated.

SFAS 142, "Goodwill and Other Intangible Assets", eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. The table below also presents "Proforma" information for 2001 which eliminates amortization expense related to goodwill and intangible assets with indefinite lives, so that these periods are presented on a comparable basis to the 2002 information.





(IN THOUSANDS)                                                Three Months            Three Months            Three Months
                                                             Ended March 31,         Ended March 31,         Ended March 31,
                                                                  2002                    2001                    2001
                                                                Reported                Reported                Proforma
----------------------------------------------------------------------------------------------------------------------------
Operating Revenue:
  TruGreen                                                      $229,143                 $229,755
  Terminix                                                       220,273                  196,788
  American Home Shield                                            85,916                   73,162
  ARS/AMS                                                        165,091                  191,172
  Other Operations                                                33,840                   31,984
--------------------------------------------------------------------------------------------------
Total Operating Revenue                                         $734,263                 $722,861
==================================================================================================

Operating Income:
  TruGreen                                                        $6,524                   $(458)                $6,137
  Terminix                                                        37,936                   29,925                34,307
  American Home Shield                                             3,355                    1,127                 1,736
  ARS/AMS                                                         (2,886)                   5,269                 7,488
  Other Operations                                                (5,233)                  (1,534)                 (510)
------------------------------------------------------------------------------------------------------------------------
Total Operating Income                                           $39,696                  $34,329               $49,158
========================================================================================================================

                                                                 As of                    As of
                                                            March 31, 2002            Dec. 31, 2001
------------------------------------------------------------------------------------------------------------------------
Identifiable Assets:
  TruGreen                                                    $1,170,483               $1,082,135
  Terminix                                                       835,984                  823,333
  American Home Shield                                           336,969                  323,229
  ARS/AMS                                                        503,240                  519,026
  Other Operations (and discontinued businesses)                 758,273                  873,522
--------------------------------------------------------------------------------------------------
Total Identifiable Assets                                     $3,604,949               $3,621,245
==================================================================================================




The following table summarizes the previously amortized goodwill and trade names by segment that, beginning on January 1, 2002 are no longer amortized.

                                        March 31,            December 31,
                                          2002                    2001
                                       ------------         -------------
TruGreen                                   $910,617              $910,573
Terminix                                    708,388               705,608
American Home Shield                         72,085                72,085
ARS/AMS                                     347,967               347,863
Other Operations                            106,785               106,599
                                       ------------         -------------
Total                                    $2,145,842            $2,142,728
                                       ============         =============

      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

CONSOLIDATED REVIEW

The Company has restated its financial statements for 2001 as well as the previously reported 2002 quarterly results. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for the description of the restatement and the financial statement impact. This Management Discussion and Analysis reflects the impacts of the restatement.

Revenue for the first quarter of 2002 was $734 million, two percent above 2001, and first quarter 2002 operating income was $40 million compared to $34 million in 2001. The Company reported income from continuing operations in 2002 of $12 million and a loss from discontinued operations of $.2 million. Net income was $12 million in both 2002 and 2001 and diluted earnings per share were $.04 in both 2002 and 2001. The $.04 per diluted share reported for 2001 consisted of $.02 income from discontinued operations and $.02 extraordinary gain from the early extinguishment of debt.

Diluted earnings per share from continuing operations were $.04 in 2002 compared with a break-even quarter in 2001. As discussed further in Note 4 of the Notes to the Condensed Consolidated Financial Statements, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires that beginning in 2002, goodwill and trade names no longer be amortized. SFAS 142 does not permit the restatement of the 2001 financial information to reflect the impact of SFAS 142. The diluted earnings per share equivalent of reduced amortization expense under SFAS 142 is $.03 ($15 million pretax) for the first quarter of 2001.

First quarter operating income in 2002 was $40 million compared to $34 million in 2001. The 2001 figure includes $15 million of amortization expense that has been eliminated under SFAS 142. Operating margins after adjusting for the amortization expense eliminated under SFAS 142 decreased to 5.4 percent of revenue in 2002 from 6.8 percent in 2001. The decrease in operating income reflects strong growth at Terminix and American Home Shield offset by lower volume in the heating, ventilation, and air conditioning (HVAC) and plumbing businesses of ARS and AMS, as well as increased expenditures for Company-wide initiatives.

Cost of services rendered and products sold increased slightly for the quarter and decreased as a percentage of revenue to 72.3 percent in 2002 from 73.4 percent in 2001. Selling and administrative expenses increased 15 percent and increased as a percentage of revenue to 22.0 percent of revenue from 19.5 percent in 2001. The increase in selling and administrative expenses reflects increases in sales and marketing expenses and expenditures on certain enterprise-wide initiatives.

Interest expense decreased from 2001, primarily due to reduced debt levels as a portion of the proceeds received from the sales of the Management Services and certain European pest control businesses were used to pay down debt. Minority interest and other expense/income reflected $3 million more expense than 2001 primarily due to minority interest income related to the ServiceMaster Home Service Center initiative that occurred in 2001. In the first quarter of 2001, the operating losses totaling $4.5 million of ServiceMaster Home Service Center had been offset through minority interest income (below the operating income line) because of investments in the venture made by Kleiner Perkins Caufield & Byers. In December 2001, the Company acquired the minority interest in the ServiceMaster Home Service Center held by Kleiner Perkins and management. The operating losses incurred in the first quarter of 2002 from ServiceMaster Home Service Center have been included in the accompanying financial statements without an offset at minority interest income in the consolidated statements of income.

The tax provision in 2002 reflects a lower effective tax rate than 2001 based on
benefits   received   through  the   consolidation   for  tax  purposes  of  the
ServiceMaster  Home Service Center. As a result of the

Company's acquisition of the minority interest, it was able to reorganize the subsidiary in 2002 and utilize prior year net operating losses of this subsidiary operation.

OTHER DEVELOPMENTS

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

                                                  KEY PERFORMANCE INDICATORS
                                                        As of March 31,

                                                  2002                2001
                                           -----------------    ----------------
TRUGREEN -
   Growth in Full Program Contracts                  0%                   0%
      (AS OF APRIL 19, 2002)
   Customer Retention Rate                        63.2%                62.3%
      (AS OF APRIL 19, 2002)

TERMINIX -
   Growth in Pest Control Customers                 11%                  16%
   Pest Control Customer Retention Rate           77.1%                75.9%

   Growth in Termite Customers                       8%                  20%
   Termite Customer Retention Rate                89.9%                88.4%

AMERICAN HOME SHIELD -
   Growth in Warranty Contracts                     15%                   9%
   Customer Retention Rate                        52.6%                50.5%


SEGMENT REVIEW

SEGMENT RESULTS FOR 2002 REFLECT THE ELIMINATION OF GOODWILL AND TRADE NAME AMORTIZATION REQUIRED UNDER SFAS 142. THEREFORE, FOR COMPARATIVE PURPOSES, 2001 RESULTS HAVE BEEN PRESENTED ON A PROFORMA BASIS AS IF SFAS 142 HAD BEEN IN EFFECT FOR 2001 THEREBY EXCLUDING THE AMORTIZATION EXPENSE AFFECTED BY THE NEW ACCOUNTING STANDARD. (SEE THE BUSINESS SEGMENT REPORTING IN NOTE 13 IN THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS). MANAGEMENTS DISCUSSION AND ANALYSIS FOCUSES ON THE 2002 REPORTED AND THE 2001 PROFORMA AMOUNTS.

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. This segment's results for both 2002 and 2001 exclude the discontinued TruGreen LandCare Construction business. The TruGreen segment reported revenue of $229 million, slightly below 2001. Operating income increased to $7 million from $6 million (proforma) in 2001, primarily reflecting increased production in the lawn care operations, partially offset by a reduced level of snow removal business in the landscape operations. Revenue in the lawn care business increased two percent over 2001. Although customer count levels in April 2002 do not reflect growth from 2001 (see table above), during the first four months of 2002 the business has overcome a four percent degradation in customer counts that occurred from early 2001 to late in that year. These improvements reflect new, more focused marketing strategies and quality of service initiatives which began during the fall of 2001, resulting in higher sales of new customers and improving retention of existing customers. Telemarketing is the primary channel employed by TruGreen ChemLawn to sell its services. Increasing telemarketing restrictions have continued to present a challenge, but management is addressing this challenge by improving the quality of the call lists and by employing more sophisticated segmentation techniques. The Company is also increasing its use of direct mail marketing, with encouraging results. Operating income margins in the lawn care operations improved, reflecting the impact of the revenue growth in the quarter. Revenue in the landscape maintenance operations declined primarily reflecting a reduction in snow removal services. The core maintenance business experienced a slight increase in the number of contracts. Operating income margins in the landscaping business declined primarily reflecting the decreased volume of higher margin snow removal business. This business is focusing on various initiatives to improve its cost structure including more aggressive and controlled bidding of plants and materials, a vehicle reduction program, and labor efficiency programs.

The Terminix segment, which includes the domestic termite and pest control services, reported a 12 percent increase in revenue to $220 million from $197 million in 2001 and operating income growth of 11 percent to $38 million from $34 million (proforma) in 2001. Revenue growth was supported by new sales, improved customer retention in both the termite and pest control business, and from the Sears Termite & Pest Control acquisition completed in the fourth quarter of 2001. The improved customer retention rates for both pest control and termite services reflect the benefits of training and quality programs and increased customer service representatives in the branches. Operating income margins declined slightly from 2001 primarily reflecting the timing of certain overhead expenditures, partially offset by improved branch-level margins, the integration of acquisitions, and continuing growth and acceptance of higher margin termite baiting treatments.

The American Home Shield segment, which provides home warranties to consumers that cover HVAC, plumbing and other appliances, reported a 17 percent increase in revenue to $86 million from $73 million in 2001. The increase in revenue reflected double-digit growth in all of its sales channels, with improved customer retention rates. The total number of customers surpassed the one million mark for the first time in American Home Shield's history. Operating income increased 93 percent to $3 million from $2 million (proforma) in 2001. Operating margins improved substantially reflecting increased pricing and a decrease in the incidence of claims.

The ARS/AMS segment provides direct HVAC and plumbing services under the American Residential Services (ARS), Rescue Rooter, and American Mechanical Services (AMS) (for commercial accounts) brand names. Revenue for the quarter totaled $165 million in 2002, a decrease of 14% from $191 million in 2001. The segment reported an operating loss of $3 million in 2002 compared with operating income of $7 million (pro forma) in 2001. These operations experienced lower construction activity in both the residential and commercial sectors. A softer economic environment combined with mild weather led to lower demand for heating and plumbing repairs and replacement service. With new leadership in place, this business continues to focus on cost containment initiatives and is implementing significant changes to its sales and marketing programs. The Other Operations segment includes the Company's ServiceMaster Clean, Merry Maids, and international operations as well as its headquarters functions. Reported segment revenue of $34 million in 2002 compared with $32 million in 2001, primarily reflecting growth in the ServiceMaster Clean and Merry Maids businesses. Combined these franchise businesses achieved revenue and profit growth, primarily driven by strong disaster restoration results and increased franchise sales at ServiceMaster Clean and growth from acquisitions at Merry Maids. This segment reported an operating loss of $5 million in 2002 compared with a loss of $1 million (proforma) in 2001, reflecting increased expenditures in Company-wide initiatives including purchasing, marketing, and Six Sigma initiatives.

FINANCIAL POSITION

Net cash provided from operations for the quarter totaled $26 million, an improvement of $20 million before the impact of the Company's prior year
accounts  receivable   securitization   program.  This  reflects  a
significant reduction in the use of working capital, primarily at TruGreen ChemLawn and American Home Shield as a result of increased customer prepayments and improved management of accounts payable. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Cash and marketable securities totaled approximately $388 million at March 31, 2002 reflecting a portion of the proceeds from the sale of Management Services. The Company expects to make approximately $30 million in after-tax cash payments for the remainder of 2002 for items related to discontinued operations and the restructuring charge. In the first quarter, the Company made approximately $70 million in tax payments relating to the sale of Management Services. There were other cash payments relating to the wind-down of the discontinued operations which were offset by cash collected on assets remaining from these operations. In addition to the $30 million in after-tax cash payments for the remainder of 2002, the Company is expecting to make approximately $17 million in after-tax cash payments beyond 2002. The remainder of the discretionary cash is available for the repayment of debt, which management continues to target for the second quarter of 2002 for completion. Debt levels decreased by $47 million in the quarter primarily reflecting the repurchase of a portion of the Company's public debt.

There have been no material changes in the terms of the Company's financing agreements since December 31, 2001. As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At March 31, 2002, the Company was in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2002, expects to be able to maintain compliance in the future.

The assets and liabilities relating to the discontinued companies have been classified in separate captions on the Condensed Consolidated Statements of Financial Position. Assets of the discontinued operations have declined reflecting cash collections on receivables and the sale of fixed assets. The liabilities from discontinued operations has decreased reflecting cash outflows related to the wind-down of contracts, lease termination costs, workers' compensation payments and legal costs.

Receivables are approximately at the same level as year-end, reflecting good collections and improved days sales outstanding at several companies. Inventories increased over year-end levels as a result of normal seasonal build-ups in the lawn care business. Prepaid expenses, deferred costs and other assets increased from year end reflecting the seasonality in the lawn care operations and the increased volume of warranty contracts written at American Home Shield. The lawn care operations incur incremental selling expenses at the beginning of the year that directly relate to successful sales in which the revenues will be recognized in later quarters. This business also defers, on an interim basis, pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. The Company also capitalizes sales commissions and other direct contract acquisition costs relating to home warranty contracts. Deferred revenues grew significantly reflecting increases in customer prepayments for lawn care services and strong growth in warranty contracts written at American Home Shield.

Capital expenditures which include recurring capital needs and information technology projects are approximately at the same levels as prior year. The Company has no material capital commitments at this time.

Total shareholders' equity was $1.2 billion at March 31, 2002 and December 31, 2001, reflecting earnings growth which was offset by cash dividends. Cash dividends paid directly to shareholders totaled $29 million or $.10 per share for the three months ended March 31, 2002. In April, the Company announced that it has increased its quarterly cash dividend to $.105 per share payable on July 31, 2002 to shareholders of record on July 12, 2002. This quarterly dividend payment represents an increase of 5% over the dividend rate paid for the prior eight quarters. The Company approves its actual dividend payment on a quarterly basis and continually reviews its dividend policy, share repurchase program and other capital structure objectives. The Company has not undertaken material share repurchases during the first three months of 2002 or for the year ended 2001. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's commitment to maintain investment grade ratings, general business conditions, and other strategic investment opportunities.





FORWARD LOOKING STATEMENTS

THE COMPANY'S FORM 10-Q/A FILING CONTAINS STATEMENTS CONCERNING FUTURE RESULTS AND OTHER MATTERS THAT MAY BE DEEMED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY INTENDS THAT THESE FORWARD-LOOKING STATEMENTS, WHICH LOOK FORWARD IN TIME AND INCLUDE EVERYTHING OTHER THAN HISTORICAL INFORMATION, BE SUBJECT TO THE SAFE HARBORS CREATED BY SUCH LEGISLATION. THE COMPANY NOTES THAT THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD AFFECT ITS RESULTS OF OPERATIONS, FINANCIAL CONDITION OR CASH FLOWS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN A FORWARD-LOOKING STATEMENT INCLUDE THE FOLLOWING (AMONG OTHERS): EXTREME WEATHER CONDITIONS THAT AFFECT THE DEMAND FOR THE COMPANY'S SERVICES; COMPETITION IN THE MARKETS SERVED BY THE COMPANY; LABOR SHORTAGES OR INCREASES IN WAGE RATES; UNEXPECTED INCREASES IN OPERATING COSTS, SUCH AS HIGHER INSURANCE, HEALTH CARE OR FUEL PRICES; INCREASED GOVERNMENTAL REGULATION OF TELEMARKETING; GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES, ESPECIALLY AS THEY MAY AFFECT HOME SALES OR CONSUMER SPENDING LEVELS; TIME AND EXPENSES ASSOCIATED WITH INTEGRATING AND WINDING DOWN BUSINESSES; AND OTHER FACTORS DESCRIBED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.



PART II. OTHER INFORMATION

ITEM 6(A): EXHIBITS

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

3(ii)         Bylaws of The ServiceMaster Company, as amended through April 26, 2002
10.1          Letter agreement with Phil Rooney dated as of April 18, 2002
15.1          Letter re:  unaudited interim financial information
99.1          Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63
               of Title 18 of the United States Code
99.2          Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63
               of Title 18 of the United States Code


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

Date:  May 14, 2003


                   THE SERVICEMASTER COMPANY
                   (Registrant)

                   By:                    /S/STEVEN C. PRESTON
                      ------------------------------------------------------

                                              Steven C. Preston
                   Executive Vice President and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jonathan P. Ward, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of The ServiceMaster Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  May 13, 2003

                                            /S/ JONATHAN P. WARD
                                            ---------------------
                                            Jonathan P. Ward
                                            Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven C. Preston, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of The ServiceMaster Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  May 13, 2003

                           /S/ STEVEN C. PRESTON
                           ----------------------
                           Steven C. Preston
                           Executive Vice President and Chief Financial
                           Officer