Form 10-Q/A
period 2002-06-30
SERVICEMASTER CO
filed 2003-05-14
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
         -------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to
                                                       --------

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

Part I.  Financial Information

Item 1 : Financial Statements

Condensed Consolidated Statements of Income for the three and six
 months ended June 30, 2002 (Restated) and June 30, 2001 (Restated)            2

Condensed Consolidated Statements of Financial Position
   as of June 30, 2002 (Restated) and December 31, 2001 (Restated)             4

Condensed Consolidated Statements of Cash Flows for the six months
   ended June 30, 2002 (Restated) and June 30, 2001 (Restated)                 5

Notes to Condensed Consolidated Financial Statements (Restated)                6

Item 2: Management Discussion and Analysis of Financial
   Condition  and Results of Operations                                       17

Item 3:  Quantitative and Qualitative Disclosures About
     Market Risk                                                              24


Part II.  Other Information

Item 4:  Submission of Matters to a Vote of Security Holders                  25


Item 6:  Exhibits and Reports on Form 8-K                                     25

Signature                                                                     26

Exhibit 99.1:  Certification of Chief Executive Officer Pursuant
to Section 1350 of  Chapter 63 of Title 18 of the
United States Code                                                            29

Exhibit 99.2:  Certification of Chief Financial Officer Pursuant
to Section 1350 of Chapter 63 of Title 18 of the
United States Code                                                            30



                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                             Three Months Ended               Six Months Ended
                                                                                  June 30,                        June 30,
                                                                             2002           2001             2002           2001
                                                                        (Restated 4)    (Restated 4)     (Restated 4)   (Restated 4)
                                                                       -------------   -------------   --------------  -------------
OPERATING REVENUE ..................................................    $ 1,034,937     $ 1,020,034     $ 1,769,200     $ 1,742,895

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold.........................        680,381         681,006       1,211,192       1,211,487
Selling and administrative expenses.................................        217,728         205,026         379,330         345,795
Goodwill, trade name and other intangible amortization (1)..........          2,152          18,071           4,306          35,353
                                                                        -----------     -----------     -----------     -----------
Total operating costs and expenses..................................        900,261         904,103       1,594,828       1,592,635
                                                                        -----------     -----------     -----------     -----------

OPERATING INCOME ...................................................        134,676         115,931         174,372         150,260


NON-OPERATING  EXPENSE (INCOME):
Interest expense ...................................................         21,725          31,825          44,266          66,399
Interest and investment income......................................         (1,966)         (4,324)         (4,898)         (5,573)
Minority interest and other expense, net............................          2,014           2,838           3,584           1,064
                                                                        ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..............        112,903          85,592         131,420          88,370
Provision for income taxes..........................................         41,466          35,857          48,125          37,901
                                                                        ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
     ITEMS .........................................................         71,437          49,735          83,295          50,469
Income from discontinued operations, net of income taxes (2) .......            295           4,225              78           9,483
Extraordinary gain (loss), net of income taxes (3) .................         (9,229)              -          (9,229)          6,003
                                                                        ------------    ------------    ------------    ------------
NET INCOME .........................................................    $    62,503     $    53,960     $    74,144     $    65,955
                                                                        ===========     ===========     ===========     ===========

PER SHARE:
Basic Earnings Per Share:
Income from continuing operations before extraordinary items .......    $      0.24     $      0.17     $      0.28     $      0.17

Discontinued operations, net (2) ...................................              -            0.01               -            0.03
Extraordinary gain (loss) (3) ......................................          (0.03)              -           (0.03)           0.02
                                                                        ------------    ------------    ------------    ------------
                                                                        $      0.21     $      0.18     $      0.25     $      0.22
                                                                        ============    ============    ============    ============
Shares .............................................................        301,092         298,547         300,653         298,170


Diluted Earnings Per Share:
Income from continuing operations before extraordinary items .......    $      0.23     $      0.16     $      0.27     $      0.17

Discontinued operations, net (2) ...................................              -            0.01               -            0.03
Extraordinary gain (loss) (3) ......................................          (0.03)              -           (0.03)           0.02
                                                                        -----------     -----------     -----------     -----------
                                                                        $      0.20     $      0.18     $      0.24     $      0.22
                                                                        ===========     ===========     ===========     ===========
Shares .............................................................        316,474         310,764         307,700         302,143

Dividends per share ................................................    $      0.10     $      0.10     $      0.20     $      0.20
                                                                        ===========     ===========     ===========     ===========



(1) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. Had the provisions of SFAS 142 been applied to 2001, amortization expense would have been reduced by $15.6 million ($10.6 million, after-tax) and $30.5 million ($20.7 million, after-tax) for the three and six month periods ended June 30, 2001, respectively.

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

(3) The Company purchased a portion of its public debt securities in the second quarter of 2002 and in the first quarter of 2001. The Company has recorded an extraordinary gain (loss) from the early extinguishment of debt related to these repurchases. The Company intends to adopt SFAS 145 beginning in fiscal 2003. Adoption of SFAS 145 in 2003 will result in the reclassification of the extraordinary gain/loss into income from continuing operations.

(4) See Note 2 in the Notes to the Condensed Consolidated Financial Statements for the basis of the restatement and the financial statement impact.



            See Notes to Condensed Consolidated Financial Statements



                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(In thousands)                                                     As of Jun. 30,         As of Dec. 31,
ASSETS                                                            2002 (Restated 1)     2001 (Restated 1)
                                                                    -----------            -----------
CURRENT ASSETS:
Cash and cash equivalents .......................................   $   132,744            $   402,644
Marketable securities ...........................................        72,340                 72,429
Receivables, less allowance of $33,919 and $28,397, respectively        401,733                340,935
Inventories .....................................................        77,957                 68,036
Prepaid expenses, deferred costs and other assets ...............       130,156                 80,738
Deferred taxes and income taxes receivable ......................       117,852                 90,200
Assets of discontinued operations ...............................        44,237                 64,068
                                                                    -----------            -----------
       Total Current Assets .....................................       977,019              1,119,050
                                                                    -----------            -----------
PROPERTY AND EQUIPMENT:
   At cost ......................................................       473,782                469,140
   Less: accumulated depreciation ...............................      (281,445)              (272,930)
                                                                    -----------            -----------
     Net property and equipment .................................       192,337                196,210
                                                                    -----------            -----------

OTHER  ASSETS:
Goodwill ........................................................     1,909,792              1,904,178
Intangible assets, primarily trade names ........................       259,096                261,136
Notes receivable ................................................        59,352                 59,204
Long-term securities and other assets ...........................        73,789                 81,467
                                                                    -----------            -----------
       Total Assets .............................................   $ 3,471,385            $ 3,621,245
                                                                    ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ................................................   $   100,832            $    97,251
Accrued liabilities:
   Payroll and related expenses .................................        79,270                 83,182
   Self-insured claims and related expenses .....................        79,838                 63,819
   Income taxes payable .........................................        11,258                     --
   Other ........................................................       109,864                131,780
Deferred revenues ...............................................       428,572                343,873
Liabilities of discontinued operations ..........................        55,160                 50,449
Current portion of long-term debt ...............................        44,496                 34,944
                                                                    -----------            -----------
       Total Current Liabilities ................................       909,290                805,298
                                                                    -----------            -----------

LONG-TERM DEBT ..................................................       831,873              1,120,249

LONG-TERM LIABILITIES:
     Deferred taxes .............................................       257,146                233,000
     Liabilities of discontinued operations .....................        21,632                 50,600
     Other long-term obligations ................................       112,323                102,234
                                                                    -----------            -----------
        Total Long-Term Liabilities .............................       391,101                385,834
                                                                    -----------            -----------

MINORITY INTEREST ...............................................       102,200                102,677

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
     315,503 and 314,538 shares, respectively ...................         3,155                  3,145
Additional paid-in capital ......................................     1,049,452              1,039,228
Retained earnings ...............................................       336,649                322,103
Accumulated other comprehensive loss ............................        (5,783)                (2,496)
Restricted stock ................................................          (491)                  (581)
Treasury stock ..................................................      (146,061)              (154,212)
                                                                    -----------            -----------
       Total Shareholders' Equity ...............................     1,236,921              1,207,187
                                                                    -----------            -----------
       Total Liabilities and Shareholders' Equity ...............   $ 3,471,385            $ 3,621,245
                                                                    ===========            ===========

(1) See Note 2 in the Notes to the Condensed Consolidated Financial Statements for the basis of the restatement and the financial statement impact.

            See Notes to Condensed Consolidated Financial Statements




                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)
                                                                                 Six Months Ended
                                                                                       June 30,
                                                                                2002              2001
                                                                             (Restated 1)     (Restated 1)
                                                                              ----------       ----------

CASH AND CASH EQUIVALENTS AT JANUARY 1 ....................................   $ 402,644        $  42,669

CASH FLOWS FROM OPERATIONS:
NET INCOME ................................................................      74,144           65,955
     Adjustments to reconcile net income to net cash flows from operations:
        Income from discontinued operations ...............................         (78)          (9,483)
        Extraordinary (gain) loss .........................................       9,229           (6,003)

        Depreciation expense ..............................................      24,291           24,547
        Amortization expense ..............................................       4,306           35,353
        Deferred income tax expense .......................................      39,758           43,357

         Change in working capital, net of acquisitions:
            Receivables ...................................................     (59,876)         (76,176)
            Sale of receivables ...........................................          --          100,000
            Inventories and other current assets ..........................     (62,160)         (66,895)
            Accounts payable ..............................................       4,590             (406)
            Deferred revenues .............................................      84,625           79,500
            Accrued liabilities ...........................................      22,179           12,037
            Tax refund from prior years payments ..........................          --           21,000
            Other, net ....................................................       2,165            3,235
                                                                              ---------        ---------
NET CASH PROVIDED FROM OPERATIONS .........................................     143,173          226,021
                                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ..................................................     (29,387)         (20,583)
      Sale of equipment and other assets ..................................       1,140            7,702
      Business acquisitions, net of cash acquired .........................      (6,849)         (21,065)
      Proceeds from business sales and minority interests .................          --            4,925
      Notes receivable, financial investments and securities ..............      (4,228)         (21,562)
                                                                              ---------        ---------
NET CASH USED FOR INVESTING ACTIVITIES ....................................     (39,324)         (50,583)
                                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt ................................................    (295,570)        (141,310)
      Purchase of ServiceMaster stock .....................................          --           (1,308)
      Shareholders' dividends .............................................     (59,598)         (59,792)
      Other, net ..........................................................      12,825            5,125
                                                                              ---------        ---------
NET CASH USED FOR FINANCING ACTIVITIES ....................................    (342,343)        (197,283)
                                                                              ---------        ---------

                                                                              ---------        ---------
CASH USED FOR DISCONTINUED OPERATIONS .....................................     (31,406)          (3,744)
                                                                              ---------        ---------

CASH DECREASE DURING THE PERIOD ...........................................    (269,900)         (25,591)
                                                                              ---------        ---------

CASH AND CASH EQUIVALENTS AT JUNE 30 ......................................   $ 132,744        $  17,080
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

Note 2: The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company suggests that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K. The condensed consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

RESTATEMENT
The Company has restated its consolidated financial statements for the year ended December 31, 2001 as well as the previously reported quarterly results for 2002 and 2001. Subsequent to the original issuance of these condensed consolidated financial statements, management determined that the historical accounting treatment relating to the items below required revision. The table below presents the net income impacts from the restatements.

                                       Three Months    Three Months       Six Months      Six Months
                                           Ended          Ended             Ended           Ended
(In millions, except per share data)   June 30, 2002  June 30, 2001     June 30, 2002   June 30, 2001
-------------------------------------------------------------------------------------------------------
Continuing Operations:
AHS deferred acquisition costs                 $   -        $(0.5)            $    -          $ (4.7)
Trade name license fee                          (1.3)           -               (2.5)              -
Interim accounting (TruGreen)                    7.8          5.6               (4.0)           (9.3)
Other, net                                       2.9         (0.2)               2.7             2.8
Tax adjustment from reincorporation                -         (0.2)                 -            (0.4)
-------------------------------------------------------------------------------------------------------
  Income Impact                                $ 9.4        $ 4.7             $ (3.8)         $(11.6)
  Diluted EPS Impact                           $0.03        $0.02             $(0.01)         $(0.04)

Discontinued Operations:
  Income Impact                                $ 0.1        $(1.4)            $ (0.1)         $ (2.4)
  Diluted EPS Impact                           $   -        $   -             $    -          $(0.01)

Cumulative effect of accounting
  change:
  Income Impact                                $   -        $   -             $ 44.6          $    -
  Diluted EPS Impact                           $   -        $   -             $ 0.15          $    -

A summary of the significant effects of the restatement is as follows:

                                                    Three Months Ended                Three Months Ended
                                                      June 30, 2002                      June 30, 2001
                                              ----------------------------------------------------------------
                                              As Previously                      As Previously
(in thousands, except per share data)          Reported (1)    As Restated        Reported (1)    As Restated
--------------------------------------------------------------------------------------------------------------

Operating revenue                                 $1,032,807      $1,034,937         $1,015,687     $1,020,034

Operating income                                     118,158         134,676            108,386        115,931

Income  from  continuing  operations  before
  income taxes                                        97,305         112,903             77,468         85,592

Income from continuing operations                     62,024          71,437             45,019         49,735

Discontinued operations, net                             200             295              5,694          4,225
Extraordinary loss, net                              (9,229)         (9,229)                  -              -
==============================================================================================================
Net income                                           $52,995         $62,503            $50,713        $53,960
==============================================================================================================
Diluted earnings per share:
Income from continuing operations                      $0.20           $0.23              $0.15          $0.16

Discontinued operations, net                               -               -               0.02           0.01
Extraordinary loss, net                               (0.03)          (0.03)                  -              -
==============================================================================================================
Diluted earnings per share                             $0.17           $0.20              $0.17          $0.18
==============================================================================================================


                                                          As of                              As of
                                                      June 30, 2002                    December 31, 2001
                                              ------------------------------- -- ------------------------------
                                              As Previously                      As Previously
                                               Reported (1)    As Restated        Reported (1)    As Restated
                                              --------------- --------------- -- --------------- --------------
Current assets                                      $949,102        $977,019         $1,131,824     $1,119,050
Net property, plant, and equipment                   177,605         192,337            180,937        196,210
Other long-term assets                             2,357,518       2,302,029          2,361,978      2,305,985
--------------------------------------------------------------------------------------------------------------
Total assets                                      $3,484,225      $3,471,385         $3,674,739     $3,621,245
==============================================================================================================

Current liabilities                                 $898,091        $909,290           $796,113       $805,298
Long-term debt                                       817,141         831,873          1,105,518      1,120,249
Long-term liabilities                                458,198         391,101            449,470        385,834
Minority interest                                    102,200         102,200            102,677        102,677

Total shareholders' equity                         1,208,595       1,236,921          1,220,961      1,207,187
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $3,484,225      $3,471,385         $3,674,739     $3,621,245
==============================================================================================================


                                                     Six Months Ended                  Six Months Ended
                                                      June 30, 2002                      June 30, 2001
                                              -----------------------------------------------------------------
                                              As Previously                      As Previously
(in thousands, except per share data)          Reported (1)    As Restated        Reported (1)    As Restated
---------------------------------------------------------------------------------------------------------------

Operating revenue                                 $1,766,192      $1,769,200         $1,735,278     $1,742,895

Operating income                                     178,920         174,372            166,583        150,260

Income  from  continuing  operations  before
  income taxes                                       137,603         131,420            106,383         88,370

Income from continuing operations before
  extraordinary  items and cumulative effect
  of accounting change                                87,051          83,295             62,025         50,469

Discontinued operations, net                             157              78             11,912          9,483
Extraordinary gain (loss), net                       (9,229)         (9,229)              6,003          6,003
Cumulative effect of accounting change, net         (44,577)               -                  -              -
--------------------------------------------------------------------------------------------------------------
Net income                                           $33,402         $74,144            $79,940        $65,955
==============================================================================================================
Diluted earnings per share:
Income from continuing operations before
  extraordinary  items and cumulative effect
  of accounting change                                $0.28           $0.27              $0.21          $0.17

Discontinued operations, net                               -               -               0.04           0.03
Extraordinary gain (loss), net                        (0.03)          (0.03)               0.02           0.02
Cumulative effect of accounting change, net           (0.15)               -                  -              -
--------------------------------------------------------------------------------------------------------------
Diluted earnings per share                             $0.11           $0.24              $0.26          $0.22
==============================================================================================================

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

Following discussions with the Staff of the Securities and Exchange Commission, the Company has restated prior years to account for deferred acquisition costs in accordance with FASB Technical Bulletin No. 90-1. The effect of this restatement is to eliminate the cumulative charge for the accounting change and reduce full year income from continuing operations by $8.5 million or $.03 per diluted share in 2001, and $6.1 million or

$.02 per diluted share in 2000. In addition, this change results in a reduction of retained earnings of $30 million at January 1, 2000. This restatement reduced income from continuing operations by $.5 million for the second quarter of 2001 and $4.7 million for the six months ended June 30, 2001.

TRADE NAME LICENSE FEE
In connection with the sale of its Management Services business in the fourth quarter of 2001, the Company entered into a three-year licensing arrangement with ARAMARK Corporation for the use of the ServiceMaster trade name. This agreement was valued at $15 million and accordingly, a like amount was allocated from the purchase price. The Company intended to recognize this amount over the three-year contractual period, and as such, recognized $2 million related thereto in each of the first and second quarters of 2002. In November 2002, the Company announced that it had determined that it was appropriate to recognize the entire $15 million licensing fee in the fourth quarter of 2001. The effect of this correction is to increase full year income from continuing operations by $9 million and diluted earnings per share by $.03 in 2001, and to reduce income from continuing operations by $2.5 million and diluted earnings per share by $.01 in the first half of 2002. For the second quarter 2002, this restatement reduced income from continuing operations by $1.3 million.

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

This change results in an increase to retained earnings as of January 1, 2000 of $92.6 million, and an increase to the full year tax provision for continuing operations of $.8 million in both 2001 and 2000 and an increase to the full year tax provision for discontinued operations of $.8 million and $1.2 million in 2001 and 2000, respectively. This restatement also results in an increase to the tax provision relating to the gain on certain businesses sold in the fourth quarter of 2001 of $45.8 million. The net impact of these items was to increase deferred tax assets by $33.4 million and equity by $43.2 million as of December 31, 2001. This restatement increased the tax provision for continuing operations by $.2 million and $.4 million for the second quarter and six months ended June 30, 2001, respectively. In addition, the tax provision for discontinued operations increased by $.3 million and $.6 million for the second quarter and six months ended June 30, 2001, respectively.

OTHER, NET
Other items primarily relate to adjustments in accruals, timing of revenue and expense items and other miscellaneous items. The Company also determined it was appropriate to expense the costs associated with telephone directory placements when the directory is published rather than expensing the cost over the contract period. In addition, certain operating leases of constructed properties have been included in the balance sheet as assets with associated debt. The financial statements have been restated from the amounts previously reported for these items. The restatement related to these items resulted in income from continuing operations increasing $2.9 million and decreasing $.2 million for the second quarter 2002 and 2001, respectively. Income from continuing operations increased by $2.7 million and $2.8 million for the six months ended June 30, 2002 and 2001, respectively. Income from discontinued operations increased by $.1 million and decreased by $1.1 million for the second quarter 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, income from discontinued operations decreased by $.1 million and $1.8 million, respectively.

INTERIM ACCOUNTING
TruGreen ChemLawn incurs pre-season advertising costs and annual repair and maintenance procedures in the first quarter. These costs are deferred and recognized as expense in proportion to the related revenues. Full-year results are not affected. The quarterly information for 2002 and 2001 has been restated to treat certain costs that were previously deferred, as current period costs. There was no impact on full-year results for 2002 and 2001 as a result of this change. This restatement resulted in income from continuing operations increasing by $7.8 million and $5.6 million for the second quarter of 2002 and 2001, respectively, and decreasing by $4.0 million and $9.3 million for the six months ended June 30, 2002 and 2001, respectively.

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

Note 5: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that after December 31, 2001, existing goodwill will no longer be amortized and intangible assets with indefinite useful lives will not be amortized until their useful lives are determined to be no longer indefinite. In accordance with SFAS 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. Goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company completed its initial assessment of goodwill impairment in the second quarter of 2002 and the testing concluded that there were no impairment issues. Estimated fair value was determined for each reporting unit by utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values. In accordance with SFAS 142, the following table provides summarized transitional information for the periods ended June 30, 2002 and 2001, with the 2001 information presented on an adjusted basis to reflect the elimination of amortization expense required under SFAS 142:

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                   -----------------------------    ------------------------------
(in thousands, except per share data)                 2002             2001            2002             2001
                                                   ------------    -------------    ------------    --------------
Reported operating income                             $134,676         $115,931        $174,372          $150,260
Add back:  Goodwill and trade name
  amortization                                               -           15,621               -            30,450
                                                   ------------    -------------    ------------    --------------
Operating income as adjusted under
   SFAS 142                                           $134,676         $131,552        $174,372          $180,710
                                                   ============    =============    ============    ==============
Reported income from continuing
  operations before extraordinary
  gain/(loss)                                          $71,437          $49,735         $83,295           $50,469
Add back:  Goodwill and trade name
  amortization, net of tax                                   -           10,550               -            20,695
                                                   ------------    -------------    ------------    --------------
Income from continuing operations
  before extraordinary gain/loss as
  adjusted under SFAS 142                               71,437           60,285          83,295            71,164
Discontinued operations, net of taxes                      295            4,225              78             9,483
Extraordinary gain/(loss), net of taxes                (9,229)                -         (9,229)             6,003
                                                   ------------    -------------    ------------    --------------
Net income as adjusted under SFAS 142                  $62,503          $64,510         $74,144           $86,650
                                                   ============    =============    ============    ==============

Reported basic earnings per share from
  continuing operations before
  extraordinary gain/(loss)                              $0.24            $0.17           $0.28             $0.17
Add back:  Goodwill and trade name
  amortization, net of tax                                   -             0.04               -              0.07
                                                   ------------    -------------    ------------    --------------
Basic earnings per share from continuing
  operations before extraordinary gain/(loss)
  as adjusted under SFAS 142                              0.24             0.20            0.28              0.24
Discontinued operations, net                                 -             0.01               -              0.03
Extraordinary gain/(loss), net                          (0.03)                -          (0.03)              0.02
                                                   ------------    -------------    ------------    --------------
Basic earnings per share as adjusted
  under SFAS 142                                         $0.21            $0.22           $0.25             $0.29
                                                   ============    =============    ============    ==============





                                                        Three Months Ended                Six Months Ended
(in thousands, except per share data)                        June 30,                         June 30,
                                                   -----------------------------    ------------------------------

Reported diluted earnings per share
  from continuing operations before
  extraordinary gain/(loss)                              $0.23            $0.16           $0.27             $0.17
Add back:  Goodwill and trade name
  amortization, net of tax                                   -             0.03               -              0.07
                                                   ------------    -------------    ------------    --------------
Diluted earnings per share from continuing
  operations before extraordinary gain/(loss)
  as adjusted under SFAS 142                              0.23             0.20            0.27              0.24
Discontinued operations, net                                 -             0.01               -              0.03
Extraordinary gain/(loss), net                          (0.03)                -          (0.03)              0.02
                                                   ------------    -------------    ------------    --------------
Diluted earnings per share as adjusted
  under SFAS 142                                         $0.20            $0.21           $0.24             $0.29
                                                   ============    =============    ============    ==============


The following table summarizes goodwill and intangible assets.

(in thousands)                               As of              As of
                                            June 30,        December 31,
                                              2002              2001
                                         ---------------    --------------
Goodwill (1)                                 $1,909,792        $1,904,178
Trade names (1)                                 238,550           238,550

Other intangible assets                          76,478            74,197
Accumulated amortization (2)                   (55,932)          (51,611)
                                         ---------------    --------------
Net other intangibles                            20,546            22,586
                                         ---------------    --------------
Total                                        $2,168,888        $2,165,314
                                         ===============    ==============


(1)  Not subject to amortization
(2) Annual amortization expense of approximately $6 - $8 million is expected over the next five years.


Note 6: The Company has announced that, beginning in 2003, it will begin accounting for employee stock options as compensation expense in accordance with SFAS 123, "Accounting for Stock Based Compensation." If the Company continues its historical pattern of option granting, the impact would be approximately $.005 per diluted share in 2003, growing to approximately $.03 per diluted share over five years.

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

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

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

The Company continues to carry certain assets on its financial statements relating to these operations. Management is actively selling the remaining equipment and collecting the outstanding receivables. The Company believes that the remaining assets are presented at their net realizable value. In addition, reserves and accrual balances remain on the financial statements relating to these operations. Cash payments incurred for the wind-down of LandCare construction contracts, lease termination costs, workers compensation and health claims as well as professional service fees have been made in the first six months of 2002. The remaining balances are outlined in the table below.

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

(in thousands)                     Balance at          Cash                            Balance at
                                  December 31,       Payments          Income/          June 30,
                                      2001           or Other         (Expense)           2002
                                 ---------------    -----------       ----------      --------------
Remaining liabilities from
  discontinued operations
     LandCare Construction              $34,100        $12,000           $(100)             $22,200
     Certified Systems, Inc.             23,800          5,500                -              18,300
     Management Services                  7,400            900                -               6,500
     International businesses            19,600          (400)  (1)           -              20,000
     Other                               16,100          6,300                -               9,800
Reserves related to strategic
  actions in the fourth
  quarter of 2001                       $36,000        $10,600           $3,600             $21,800



(1) The liabilities of this business were assumed by the buyer of the sold operations. No cash payments were required.


The Company recorded a $3.2 million charge in the second quarter of 2002 relating to the severance and termination agreement of a key executive. This severance will be paid out over three years.


Note 8: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures. The effects of outstanding stock options whose market price is in excess of the exercise price and shares potentially issuable under convertible securities have not been included for the six months ended June 30, 2002 and 2001, respectively, as their effect would have been anti-dilutive.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.


(in thousands, except per share data)                          Three Months                          Three Months
                                                           Ended June 30, 2002                   Ended June 30, 2001
                                                     --------------------------------       ------------------------------
Continuing Operations:                                Income       Shares      EPS           Income      Shares      EPS
----------------------                               --------     --------   ------         --------    --------   ------
Basic earnings per share                              $71,437     301,092    $0.24          $49,735    298,547     $0.17
                                                                             ======                                ======
Effect of dilutive securities, net of tax:
    Options                                                         7,182                                4,060
    Convertible securities                              1,195       8,200                     1,191      8,157
                                                     ----------   ---------                 --------   --------

 Diluted earnings per share                            $72,632    316,474    $0.23          $50,926    310,764     $0.16
                                                     ========     ========   ======         ========    ========   ======



                                                                Six Months                            Six Months
                                                           Ended June 30, 2002                   Ended June 30, 2001
                                                     --------------------------------       ------------------------------
Continuing Operations:                                Income       Shares      EPS           Income      Shares     EPS
----------------------                               --------     --------   ------         --------    --------   -----
Basic earnings per share                              $83,295     300,653    $0.28          $50,469      298,170    $0.17
                                                                             ======                                ======
Effect of dilutive securities, net of tax:
    Options                                                         7,047                                  3,973
                                                     --------     --------                  --------    --------

Diluted earnings per share                            $83,295     307,700    $0.27          $50,469      302,143    $0.17
                                                     ========     ========   ======         ========    ========   ======


Note 9: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 is presented in the following table:

                                                      (in thousands)
                                                    2002           2001
                                                ----------    ------------
Cash paid or (received) for:
Interest expense.............................  $   44,956     $   64,845
Interest and dividend income.................  $   (6,108)    $   (4,366)
Income taxes.................................  $   31,294     $  (12,277)

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

Note 10: Total comprehensive income was $57.7 million and $51.8 million for the three months ended June 30, 2002 and 2001, respectively, and $70.9 million and $52.2 million for the six months ended June 30, 2002 and 2001, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and translation balances.

Note 11: On March 23, 2001, the Company entered into an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen and Terminix. At June 30, 2002, there were no outstanding receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future which would provide an alternative funding source.

Note 12: In the second quarter of 2002, the Company recorded an extraordinary loss on early debt extinguishment of $9.2 million after-tax or $.03 per diluted share resulting from the repurchase of approximately $218 million in ServiceMaster corporate bonds pursuant to a tender offer. In the first quarter of 2001, the Company repurchased approximately $35 million of its public debt securities and recorded an extraordinary gain of $6.0 million after-tax or $.02 per diluted share. The Company intends to adopt SFAS

145 beginning in fiscal 2003. Adoption of SFAS 145 will result in the reclassification of the extraordinary gain/loss into income from continuing operations.

Note 13: The Company maintains minority investors in the combined ARS/AMS entity as well as in Terminix. Members of management acquired, at fair market value, equity interests in ARS. The Company and the equity investors have respective options to acquire or sell the minority interests in the future at a price based on fair market value. The future acquisition of this minority interest will be recorded as additional purchase cost at the time of payment. At Terminix, the minority ownership reflects an interest issued to the prior owners of the Allied Bruce Terminix Companies in connection with that acquisition. This equity security is exchangeable into eight million ServiceMaster common shares. The ServiceMaster shares are included in the shares used for the calculation of diluted earnings per share.

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




(In thousands)                                            Three Months          Three Months          Three Months
                                                         Ended June 30,        Ended June 30,        Ended June 30,
                                                              2002                  2001                  2001
                                                            Reported              Reported              Proforma
----------------------------------------------------------------------------------------------------------------------
Operating Revenue:
  TruGreen                                                        $434,279              $430,065
  Terminix                                                         256,652               231,633
  American Home Shield                                             116,440               100,027
  ARS/AMS                                                          192,079               224,173
  Other Operations                                                  35,487                34,136
-------------------------------------------------------------------------------------------------
Total Operating Revenue                                         $1,034,937            $1,020,034
=================================================================================================

Operating Income:
  TruGreen                                                         $67,920               $61,912               $68,507
  Terminix                                                          44,289                33,279                38,715
  American Home Shield                                              17,834                10,949                11,559
  ARS/AMS                                                           10,191                13,352                15,672
  Other Operations                                                 (5,558)               (3,561)               (2,901)
----------------------------------------------------------------------------------------------------------------------
Total Operating Income                                            $134,676              $115,931              $131,552
======================================================================================================================

                                                                    As of                As of
                                                             June 30, 2002         Dec. 31, 2001
----------------------------------------------------------------------------------------------------------------------
Identifiable Assets:
  TruGreen                                                      $1,148,644            $1,082,135
  Terminix                                                         846,789               823,333
  American Home Shield                                             356,344               323,229
  ARS/AMS                                                          505,736               519,026
  Other Operations (and discontinued businesses)                   613,872               873,522
-------------------------------------------------------------------------------------------------
Total Identifiable Assets                                       $3,471,385            $3,621,245
=================================================================================================


                                                        Six Months          Six Months          Six Months
                                                      Ended June 30,      Ended June 30,      Ended June 30,
                                                           2002                2001                2001
                                                         Reported            Reported            Proforma
----------------------------------------------------------------------------------------------------------------------
Operating Revenue:
  TruGreen                                                    $663,422            $659,820
  Terminix                                                     476,925             428,421
  American Home Shield                                         202,356             173,189
  ARS/AMS                                                      357,170             415,345
  Other Operations                                              69,327              66,120
-------------------------------------------------------------------------------------------------
Total Operating Revenue                                     $1,769,200          $1,742,895
=================================================================================================

Operating Income:
  TruGreen                                                     $74,444             $61,454              $74,644
  Terminix                                                      82,225              63,204               73,022
  American Home Shield                                          21,189              12,076               13,295
  ARS/AMS                                                        7,305              18,621               23,160
  Other Operations                                            (10,791)             (5,095)              (3,411)
----------------------------------------------------------------------------------------------------------------------
Total Operating Income                                        $174,372            $150,260             $180,710
======================================================================================================================

The following table summarizes the previously amortized goodwill and trade names by segment that, beginning on January 1, 2002 are no longer amortized.

                                    June 30,            December 31,
                                      2002                  2001
                                ------------------    ------------------
TruGreen                                 $911,183              $910,573
Terminix                                  708,722               705,608
American Home Shield                       72,085                72,085
ARS/AMS                                   347,967               347,863
Other Operations                          108,385               106,599
                                ------------------    ------------------
Total                                  $2,148,342            $2,142,728
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

Revenue for the second quarter was $1.03 billion, one percent above 2001, and operating income was $135 million. The Company reported income from continuing operations in 2002 of $71 million, income from discontinued operations of $.3 million, and a $9 million extraordinary loss from the early extinguishment of debt. Net income was $63 million in 2002 and $54 million in 2001 and diluted earnings per share were $.20 in 2002 and $.18 in 2001.

Diluted earnings per share from continuing operations were $.23 in 2002 compared with $.16 in 2001. As discussed further in Note 4 of the Notes to the Condensed Consolidated Financial Statements, Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets", requires that beginning in 2002, goodwill and trade names no longer be amortized. SFAS 142 does not permit the restatement of the 2001 financial information to reflect the impact of SFAS 142. The diluted earnings per share equivalent of reduced amortization expense under SFAS 142 is $.03 ($16 million pretax) for the second quarter of 2001.

Second quarter operating income in 2002 was $135 million compared to $116 million in 2001. The 2001 figure includes $16 million of amortization expense that has been eliminated under SFAS 142. Operating margins after adjusting for the amortization expense eliminated under SFAS 142 increased to 13.0 percent of revenue in 2002 from 12.9 percent in 2001. The increase in operating income reflects continued strong performance at American Home Shield, solid performance from Terminix and the TruGreen lawn care operations, partially offset by lower volume in the heating, ventilation and air conditioning (HVAC) and plumbing businesses of ARS and AMS, increased workers compensation claims at TruGreen LandCare, as well as increased expenditures related to Company-wide operational initiatives and overhead support.

Cost of services rendered and products sold decreased slightly for the quarter and decreased as a percentage of revenue to 65.7 percent in 2002 from 66.8 percent in 2001. This decrease reflects a change in mix of the business as TruGreen ChemLawn, Terminix, and American Home Shield increased in size in relationship to the overall business of the Company. These businesses generally operate at higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenue. Selling and administrative expenses increased six percent and increased as a percentage of revenue to 21.0 percent from 20.1 percent in 2001. The increase in selling and administrative expenses reflects the change in business mix discussed above, as well as enterprise-wide initiatives to measure customer and employee satisfaction, improved marketing techniques and expenditures on the Six Sigma programs.

In the second quarter of 2002, the Company completed two non-recurring transactions. The ownership interest in five assisted living facilities was sold during the quarter, and a gain of $3.6 million was realized. In addition, a key executive signed a termination and severance agreement in the quarter. The Company recorded a $3.2 million charge relating to this agreement. Cash payments will be made over a three-year period.

Interest expense decreased from the prior year, primarily due to reduced debt levels as a portion of the proceeds received from sales of the Management Services and certain European pest control businesses were used to pay down debt. Interest and investment income decreased primarily reflecting a reduced level of investment gains realized on the American Home Shield investment portfolio. Minority interest and other expense decreased primarily due to losses incurred in 2001 relating to the sale of accounts receivables under the Company's securitization program.

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

SEGMENT REVIEW

SEGMENT RESULTS FOR 2002 REFLECT THE ELIMINATION OF GOODWILL AND TRADE NAME AMORTIZATION REQUIRED UNDER SFAS 142. THEREFORE, FOR COMPARATIVE PURPOSES, 2001 RESULTS HAVE BEEN PRESENTED ON A PROFORMA BASIS AS IF SFAS 142 HAD BEEN IN EFFECT FOR 2001 THEREBY EXCLUDING THE AMORTIZATION EXPENSE AFFECTED BY THE NEW ACCOUNTING STANDARD. (SEE THE BUSINESS SEGMENT REPORTING IN NOTE 14 IN THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS). MANAGEMENTS DISCUSSION AND ANALYSIS FOCUSES ON THE 2002 REPORTED AND THE 2001 PROFORMA AMOUNTS.

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. This segment's results for both 2002 and 2001 exclude the discontinued TruGreen LandCare Construction business. The TruGreen segment reported revenue of $434 million, one percent above 2001. Operating income decreased one percent to $68 million from $69 million (proforma) in 2001, primarily reflecting solid growth in the lawn care operations, offset by increased workers compensation claims (approximately $5 million) in the landscape operations. Revenue in the lawn care business improved two percent over 2001, reflecting growth in customer counts from increased sales and improved retention rates. The sales growth has been supported by the deployment of more sophisticated marketing tools and by reaching customers more effectively through broader distribution channels. The higher level of full program customers has also increased the sale of ancillary services in the quarter.
Operating income margins in the lawn care operations improved as a result of revenue growth and increased leverage of fixed costs. The landscape maintenance operations experienced a decline in revenue for the quarter. Although volume was down, the base of business consists of more profitable contracts with a stronger customer base and improved pricing. Operating income margins in the landscaping operations declined primarily reflecting increased workers compensation claims, partially offset by lower material costs. This business is focusing on specific operating initiatives including hiring a senior sales leader, expanding and developing its sales force, continuing to focus on labor efficiency programs, and improving the results of the bottom quartile of its branches.

The Terminix segment, which includes the domestic termite and pest control services, reported an 11 percent increase in revenue to $257 million from $232 million in 2001 and operating income growth of 14 percent to $44 million from $39 million (proforma) in 2001. Revenue growth was supported by the 2001 acquisition of Sears Termite & Pest Control as well as new sales and improved customer retention in both the termite and pest control business. Operating income margins improved over the prior year reflecting the beneficial impact of acquisitions and improved labor efficiency, offset in part by costs for quality improvement initiatives and direct marketing expenditures. The segment has produced steady improvement in customer retention rates which reflects the increased emphasis on training and customer service processes in the branches.

The American Home Shield segment, which provides home warranties to consumers that cover HVAC, plumbing and other appliances, reported a 16 percent increase in revenue to $116 million from $100 million in 2001. This increase in revenue reflected strong growth in the real estate and third party channels as well as improved customer renewal rates. Operating income increased 54 percent to $18 million from $12 million (proforma) in 2001. Operating income margins improved reflecting both lower service costs per claim and a decrease in the incidence of claims.

The ARS/AMS segment provides direct HVAC and plumbing services under the American Residential Services (ARS), Rescue Rooter, and American Mechanical Services (AMS) (for commercial accounts) brand names. The segment reported revenue of $192 million, a decrease of 14% from $224 million in 2001. Operating income decreased to $10 million from $16 million (proforma) in 2001. A decline in call volume for air conditioning and plumbing repairs and reduced construction activity continued to affect the industry and resulted in the decline in revenue and profit. A comprehensive rebuilding of marketing and sales strategies is underway to counteract the impact of the decrease in demand, and in the second quarter, the Company hired a chief marketing officer for the ARS operations.

The Other Operations segment includes the Company's ServiceMaster Clean, Merry Maids, and international operations as well as its headquarters functions. Reported segment revenue of $35 million in 2002 compared with $34 million in 2001, primarily reflecting growth in the ServiceMaster Clean and Merry Maids businesses. The operations achieved revenue and profit growth, primarily driven by a strong growth in disaster restoration and increased franchise sales at ServiceMaster Clean and the beneficial impact of acquisitions at Merry Maids. This segment reported an operating loss of $6 million in 2002 compared with a loss of $3 million (proforma) in 2001, reflecting increased expenditures in the headquarters organization for Six Sigma and other enterprise-wide initiatives to support purchasing efficiencies, marketing programs and technology projects.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO JUNE 30, 2001

CONSOLIDATED REVIEW

Revenue for the six months in 2002 increased two percent to $1.8 billion and operating income was $174 million. The Company reported income from continuing operations in 2002 of $83 million and a $9 million extraordinary loss from the early extinguishment of debt. Net income was $74 million in 2002 and $66 million in 2001 and diluted earnings per share were $.24 in 2002 and $.22 in 2001.

Diluted earnings per share from continuing operations were $.27 in 2002 compared with $.17 in 2001. As discussed in the three-month comparison, the diluted earnings per share equivalent of reduced amortization expense under SFAS 142 are $.07 ($30 million pretax) for the six months of 2001.

Six month operating income in 2002 was $174 million compared to $150 million in 2001. The 2001 figure includes $30 million of amortization expense that has been eliminated under SFAS 142. Operating margins after adjusting for the amortization expense eliminated under SFAS 142 decreased to 9.9 percent of revenue in 2002 from 10.4 percent in 2001. The decline in operating income reflects strong increases at American Home Shield and Terminix offset by reduced volume in the HVAC and plumbing businesses of ARS and AMS and increased expenditures related to Company-wide operational initiatives.

Cost of services rendered and products sold decreased slightly for the six months and decreased as a percentage of revenue to 68.5 percent in 2002 from
69.5 percent in 2001. Selling and administrative expenses increased 10 percent and increased as a percentage of revenue to 21.4 percent in 2002 from 19.8 percent in 2001 The increase in selling and administrative expenses reflects strong growth in operations that have higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenue, as well as increase expenditures on initiatives to measure customer and employee satisfaction, improved marketing techniques and expenditures in Six Sigma.

Interest expense decreased from the prior year, primarily due to reduced debt levels as a portion of the proceeds received from the sales of the Management Services and certain European pest control businesses were used to pay down debt. Interest and investment income decreased primarily reflecting a reduced level of investment gains realized on the American Home Shield investment portfolio. Minority interest and other expense increased from the prior year primarily due to the elimination of minority interest income related to the ServiceMaster Home Service Center initiative that was recorded in 2001. In the first quarter of 2001 and until May 2001, the operating losses totaling $6.1 million of ServiceMaster Home Service Center had been offset through minority interest income (below the operating income line) because of investments in the venture made by Kleiner Perkins Caufield & Byers. In December 2001, the Company acquired the minority interest in the ServiceMaster Home Service Center held by Kleiner Perkins and management. The operating losses incurred in the first six months of 2002 from ServiceMaster Home Service Center have been included in the accompanying financial statements without an offset at minority interest income in the consolidated statements of income.

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

                                                  KEY PERFORMANCE INDICATORS
                                                       As of June 30,

                                                   2002             2001
                                               ------------      -------------
TRUGREEN -
   Growth in Full Program Contracts                   1%              -3%
   Customer Retention Rate                         64.5%            62.4%

TERMINIX -
   Growth in Pest Control Customers                  12%              14%
   Pest Control Customer Retention Rate            77.5%            76.2%

   Growth in Termite Customers                        8%              20%
   Termite Customer Retention Rate                 90.1%            88.8%

AMERICAN HOME SHIELD -
   Growth in Warranty Contracts                      15%              11%
   Customer Retention Rate                         53.2%            51.1%

SEGMENT REVIEW

SEGMENT RESULTS FOR 2002 REFLECT THE ELIMINATION OF GOODWILL AND TRADE NAME AMORTIZATION REQUIRED UNDER SFAS 142. THEREFORE, FOR COMPARATIVE PURPOSES, 2001 RESULTS HAVE BEEN PRESENTED ON A PROFORMA BASIS AS IF SFAS 142 HAD BEEN IN EFFECT FOR 2001 THEREBY EXCLUDING THE AMORTIZATION EXPENSE AFFECTED BY THE NEW ACCOUNTING STANDARD. (SEE THE BUSINESS SEGMENT REPORTING IN NOTE 14 IN THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS). MANAGEMENTS DISCUSSION AND ANALYSIS FOCUSES ON THE 2002 REPORTED AND THE 2001 PROFORMA AMOUNTS.

The TruGreen segment reported revenue of $663 million, slightly above the prior year. Operating income of $74 million in 2002 was comparable to the 2001 proforma amount. Revenue in the lawn care business improved two percent over 2001. Customer contracts have increased one percent over the prior twelve months compared with a three percent decline in the prior year period, reflecting the benefit of new marketing strategies as well as the impact of improved customer retention. In addition to telemarketing, which is the primary channel used by TruGreen ChemLawn to sell its services, the business has expanded expenditures in direct mail and television advertising leading to higher sales of new customers. Quality and other satisfaction initiatives have resulted in improving retention of existing customers. The customer retention rate improved 210 basis points to 64.5 percent compared to the same period last year. The retention rate continued to increase in the second quarter. Operating income margins in the lawn care operations increased reflecting improved labor productivity. Revenue in the landscaping operations declined reflecting a decrease in snow removal services due to mild winter weather and a slight decrease in its core maintenance business. Despite the decline in the maintenance business, the base of contracts is more profitable reflecting a stronger customer base and improved pricing. Operating income margins in the landscaping operations declined primarily reflecting the decreased volume of higher margin snow removal business and increased workers compensation claims. Management is highly focused on mid-season sales of enhanced services to support second half of the year growth expectations.

The Terminix segment reported an 11 percent increase in revenue to $477 million from $428 million in 2001 and operating income growth of 13 percent to $82 million from $73 million (proforma) in 2001. Revenue growth was driven by the acquisition in 2001 of Sears Termite & Pest Control as well as solid internal growth. One area where the Company has begun to see challenges is from the decrease in profitable pest control customers from the Sears name in certain markets. New sales in these markets have not kept pace with cancellations. As a result, the Company expects to see a reduction in revenue growth in the fourth quarter. Terminix has continued to show favorable comparisons in both termite and pest control customer retention, reflecting increased focus on quality, training, and customer service processes in the branches. Operating income margins improved over 2001 reflecting the impact of the acquisitions, continuing migration to higher margin products, improved labor efficiencies and lower material costs. Terminix is in the process of rolling out a new operating system to support its field operations. This system is expected to be in all branches by 2004.

The American Home Shield segment reported a 17 percent increase in revenue to $202 million from $173 million in 2001 and operating income growth of 59 percent to $21 million compared to $13 million (proforma) in 2001. Revenue growth reflected increases in all sales channels, complemented by improved customer retention. Operating income margins improved as the segment benefited from strong volume growth, lower service costs per claim and a decrease in the incidence of claims.

The ARS/AMS segment reported a 14 percent decrease in revenue to $357 million from $415 million in 2001 and operating income of $7 million compared to $23 million (proforma) in 2001. A soft economic environment combined with mild weather led to lower demand for heating, air conditioning and plumbing repairs and replacement service. These operations also experienced lower construction activity in both the residential and commercial sectors. With new leadership in place, this business continues to focus on cost containment initiatives and is implementing significant changes to its sales and marketing programs.

Other Operations revenue increased to $69 million from $66 million in 2001, primarily reflecting growth in the ServiceMaster Clean and Merry Maids businesses. These businesses achieved solid revenue and profit growth, supported by strong demand for disaster restoration services at ServiceMaster Clean and acquisitions at Merry Maids. This segment reported an operating loss of $11 million compared with a loss of $3 million (proforma) in 2001, reflecting increased expenditures on enterprise-wide initiatives including procurement, marketing, and technology.

FINANCIAL CONDITION

Net cash provided from operations of $143 million was $38 million higher than the first six months of 2001 before the impact of the Company's accounts receivable securitization program and tax refunds in 2001. Net cash provided from operations is 72 percent higher than earnings for the six months and represents a 36 percent increase over the $105 million that was reported last year. This increase was driven, in part, by a significant reduction in the use of working capital, primarily at TruGreen ChemLawn and American Home Shield as a result of better receivables, payables and inventory management. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Cash and marketable securities totaled approximately $205 million at June 30, 2002. During the second quarter of 2002, the Company completed the last major phase of the debt reduction program announced in October 2001, when through a tender offer, the Company repurchased $218 million of its publicly traded debt. As a result the Company reduced its total outstanding debt level in the quarter to approximately $876 million. This represents a reduction in debt outstanding of approximately $1.1 billion over the last two years and the Company's lowest level since the first quarter of 1997. The debt repurchase allowed the Company the opportunity to strengthen its credit profile by focusing the majority of the repurchase on debt with shorter maturities. Approximately 60% of the Company's debt now matures beyond seven years and 40% beyond fifteen years. The Company's first public bond maturity is not due until 2005.

The Company maintains a three-year revolving credit facility for $490 million, which will expire in December 2004. As of June 30, 2002 the Company had issued approximately $130 million of letters of credit under the facility and had unused commitments of approximately $360 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an agreement to ultimately sell, on a revolving basis, certain receivables to unrelated third party purchasers. At June 30, 2002, there were no receivables outstanding that had been sold to third parties. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its eligible receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. The Company also maintains operating lease facilities with banks totaling $95 million that provide for the acquisition and development of properties to be leased by the Company. There are residual value guarantees of these properties up to 82 percent of the fair market value of the properties. At June 30, 2002, there was approximately $72 million funded under these facilities. Of the $95 million in facilities, $80 million expires in October 2004 and $15 million expires in January 2008. Approximately $15 million of these leases that involve constructed properties have been included on the balance sheet as assets with related debt as of June 30, 2002 and December 31, 2001. The majority of the Company's vehicle fleet is leased through operating leases. The lease terms are non-cancelable for the first twelve month term, then are month-to-month leases, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles, which historically have not resulted in significant net payments to the lessors. At June 30, 2002, there was approximately $265 million of residual value relating to the Company's fleet.

The following table presents the Company's obligations and commitments:

                                                           2003 and   2005 and    2007 and
(In millions)                          Total       2002      2004       2006    later years
-------------------------------------------------------------------------------------------
Debt balances                         $  876     $   21     $   73     $  169     $  613
Non-cancelable operating leases (1)      253         30         93         62         68
                                      ------     -------    -------    -------    -------
Total amount                          $1,129     $   51     $  166     $  231     $  681

(1)  Includes lease payments and residual value guarantees on leased properties.

There have been no material changes in the terms of the Company's financing agreements since December 31, 2001. As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At June 30, 2002 the Company was in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2002, expects to be able to maintain compliance in the future.

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

Receivables and inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses, deferred costs and other assets increased from year-end levels, reflecting the seasonality in the lawn care operations and increased volume of contracts written at Terminix and American Home Shield. The lawn care operations incur incremental selling expenses at the beginning of the year that directly relate to successful sales in which the revenues will be recognized in later quarters. This business also defers, on an interim basis, pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. The Company also capitalizes sales commissions and other direct contract acquisition costs relating to termite and pest control contracts as well as home warranty contracts. Deferred revenue grew significantly reflecting increases in customer prepayments for lawn care services and strong growth in warranty contracts written at American Home Shield.

Capital expenditures which include recurring capital needs and information technology projects are higher than prior year levels reflecting the payments of the residual value guarantees relating to leases for the five assisted living facilities sold in the quarter. See Note 7 for additional details. The Company has no material capital commitments at this time.

Total shareholders' equity was $1.2 billion at June 30, 2002 and December 31, 2001, reflecting earnings which were offset by cash dividends. Cash dividends paid directly to shareholders totaled $60 million or $.20 per share for the six months ended June 30, 2002. In July 2002, the Company paid a third quarter cash dividend of $.105 per share and declared a fourth quarter cash dividend of $.105 per share payable on October 31, 2002. This quarterly dividend payment provides for an annual payment for 2002 of $.41 per share, a 2.5% increase over 2001. The Company approves its actual dividend payment on a quarterly basis and continually reviews its dividend policy, share repurchase program and other capital structure objectives. The Company has not undertaken material share repurchases during the first six months of 2002 or for the year ended 2001. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's commitment to maintain investment grade credit ratings, general business conditions, and other strategic investment opportunities.





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

The Company generally maintains the majority of its debt at fixed rates (over 95% of total debt at December 31, 2001 and June 30, 2002) and, therefore, its exposure to interest rate fluctuations is not significant to the Company's results of operations. The payments on the approximately $72 million of funding outstanding under the Company's real estate operating lease facilities as well as its cancelable vehicle fleet and equipment operating leases are tied to floating interest rates. However, the Company does not expect interest rate fluctuations to be significant to the Company's results of operations.

The following table summarizes information about the Company's fixed rate debt instruments as of December 31, 2002 and presents the principal cash flows and related weighted-average interest rates by expected maturity dates. The fair value of the Company's fixed rate debt was approximately $880 million at December 31, 2002.

                               Expected Maturity Date
                       ----------------------------------------
                                                                There-
 (In millions)         2003     2004    2005    2006    2007    After   Total
---------------------- -------- ------- ------- ------- ------- ------  -----
Fixed rate debt        $31      $24     $151    $11     $59     $559     $835
  Avg. Rate            4.2%     4.8%    8.2%    6.0%    6.7%    7.5%     7.2%
---------------------- -------- ------- ------- ------- ------- ------  -----

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The 2002 Annual Meeting of Shareholders was held on April 26, 2002.

(b)      The following persons were elected as Class of 2005 directors:



Name                        Votes For        Votes Withheld    Broker Non-Votes
-------------------        -----------       --------------    ----------------
Paul W. Berezny, Jr.       247,162,142          7,248,494             N/A
Carlos H. Cantu            248,659,562          5,751,074             N/A
Vincent C. Nelson          246,594,910          7,815,726             N/A
Charles W. Stair           248,226,619          6,184,017             N/A
Jonathan P. Ward           250,546,178          3,864,458             N/A

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