Form 10-Q/A
period 2002-09-30
SERVICEMASTER CO
filed 2003-05-14
CIK 1052045

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                      FORM 10-Q/A



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                                         --------

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

PART I.  FINANCIAL INFORMATION

Item 1 : Financial Statements

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2002 (Restated) and
   September 30, 2001 (Restated)                                               2

Condensed Consolidated Statements of Financial Position as of
   September 30, 2002 (Restated) and December 31, 2001 (Restated)              4

Condensed Consolidated Statements of Cash Flows for the nine months ended
   September 30, 2002 (Restated) and
   September 30, 2001 (Restated)                                               5

Notes to Condensed Consolidated Financial Statements (Restated)                6

Item 2: Management Discussion and Analysis of Financial
   Condition  and Results of Operations                                       17

Item 3:  Quantitative and Qualitative Disclosures About
     Market
Risk
24

Item 4: Controls and Procedures                                               25


PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K                                     26

Signature                                                                     28


Exhibit 99.1:  Certification of Chief Executive Officer Pursuant
to Section 1350 of  Chapter 63 of Title 18 of the
United States Code                                                            31

Exhibit 99.2:  Certification of Chief Financial Officer Pursuant
to Section 1350 of Chapter 63 of Title 18 of the
United States Code                                                            32





                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Three Months Ended             Nine Months Ended
                                                                               September 30,                    September 30,
                                                                           2002              2001           2002           2001
                                                                       (Restated 4)     (Restated 4)    (Restated 4)   (Restated 4)
                                                                       -------------    ------------   ------------    -------------
OPERATING REVENUE ..................................................    $ 1,010,661     $   981,284     $ 2,779,861     $ 2,724,179

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ........................        685,893         671,961       1,897,085       1,883,448
Selling and administrative expenses ................................        197,647         184,947         576,977         530,742
Goodwill, trade name and other intangible amortization (1) .........          2,126          17,872           6,432          53,225
                                                                        -----------     -----------     -----------     -----------
Total operating costs and expenses .................................        885,666         874,780       2,480,494       2,467,415
                                                                        -----------     -----------     -----------     -----------

OPERATING INCOME ...................................................        124,995         106,504         299,367         256,764

NON-OPERATING  EXPENSE (INCOME):
Interest expense ...................................................         17,030          30,948          61,296          97,347
Interest and investment income .....................................           (405)         (5,461)         (5,303)        (11,034)
Minority interest and other expense, net ...........................          1,905           2,248           5,489           3,312
                                                                        -----------     -----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..............        106,465          78,769         237,885         167,139
Provision for income taxes .........................................         39,477          33,727          87,602          71,628
                                                                        -----------     -----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
     ITEMS .........................................................         66,988          45,042         150,283          95,511

Income from discontinued operations, net of income taxes (2) .......          1,095           7,490           1,173          16,973
Extraordinary gain (loss), net of income taxes (3) .................              -               -          (9,229)          6,003
                                                                        -----------     -----------     -----------     -----------
NET INCOME .........................................................    $    68,083     $    52,532     $   142,227     $   118,487
                                                                        ===========     ===========     ===========     ===========

PER SHARE:
BASIC EARNINGS PER SHARE:
Income from continuing operations before extraordinary items .......    $      0.22     $      0.15     $      0.50     $      0.32

Discontinued operations, net (2) ...................................              -            0.03               -            0.06
Extraordinary gain (loss) (3) ......................................              -               -           (0.03)           0.02
                                                                        -----------     -----------     -----------     -----------
                                                                        $      0.23     $      0.18     $      0.47     $      0.40
                                                                        ===========     ===========     ===========     ===========
SHARES .............................................................        301,093         298,925         300,805         298,425


DILUTED EARNINGS PER SHARE:
Income from continuing operations before extraordinary items ........   $      0.22     $      0.15     $      0.49     $      0.32

Discontinued operations, net (2) ....................................             -            0.02               -            0.06
Extraordinary gain (loss) (3) .......................................             -               -           (0.03)           0.02
                                                                         ------------    -----------    ------------     -----------
                                                                        $      0.22     $      0.17     $      0.46    $       0.39
                                                                         ============    ===========    ============     ===========
SHARES ..............................................................       313,649         312,524         315,155         302,844

Dividends per share .................................................   $     0.105     $      0.10     $     0.305    $       0.30
                                                                         ============    ===========    ============     ===========




(1) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and intangible assets with indefinite lives beginning in 2002. Had the provisions of SFAS 142 been applied to 2001, amortization expense would have been reduced by $15.4 million ($10.4 million, after-tax) and $45.9 million ($31.1 million, after-tax) for the three and nine month periods ended September 30, 2001, respectively.

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



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(IN THOUSANDS)
                                                                               As of Sept.30,      As of Dec. 31,
ASSETS                                                                        2002 (Restated 1)  2001 (Restated 1)
                                                                                -------------      --------------
CURRENT ASSETS:
Cash and cash equivalents ....................................................   $   170,178        $   402,644
Marketable securities ........................................................        71,789             72,429
Receivables, less allowance of $31,003 and $28,397, respectively .............       397,164            340,935
Inventories ..................................................................        73,634             68,036
Prepaid expenses, deferred costs and other assets ............................       104,092             80,738
Deferred taxes and income taxes receivable ...................................       118,558             90,200
Assets of discontinued operations ............................................         8,604             64,068
                                                                                 -----------        -----------
       Total Current Assets ..................................................       944,019          1,119,050
                                                                                 -----------        -----------
PROPERTY AND EQUIPMENT:
   At cost ...................................................................       480,480            469,140
   Less: accumulated depreciation ............................................      (289,122)          (272,930)
                                                                                 -----------        -----------
     Net property and equipment ..............................................       191,358            196,210
                                                                                 -----------        -----------

OTHER  ASSETS:
Goodwill .....................................................................     1,912,605          1,904,178
Intangible assets, primarily trade names .....................................       258,826            261,136
Notes receivable .............................................................        57,953             59,204
Long-term securities and other assets ........................................        64,883             81,467
                                                                                 -----------        -----------
       Total Assets ..........................................................   $ 3,429,644        $ 3,621,245
                                                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .............................................................   $    94,993        $    97,251
Accrued liabilities:
   Payroll and related expenses ..............................................        92,067             83,182
   Self-insured claims and related expenses ..................................        81,050             63,819
   Income taxes payable ......................................................        41,771                 --
   Other .....................................................................        92,435            131,780
Deferred revenues ............................................................       378,346            343,873
Liabilities of discontinued operations .......................................        31,675             50,449
Current portion of long-term debt ............................................        31,404             34,944
                                                                                 -----------        -----------
       Total Current Liabilities .............................................       843,741            805,298
                                                                                 -----------        -----------

LONG-TERM DEBT ...............................................................       810,719          1,120,249

LONG-TERM LIABILITIES:
     Deferred taxes ..........................................................       259,780            233,000
     Liabilities of discontinued operations ..................................        28,500             50,600
     Other long-term obligations .............................................       120,568            102,234
                                                                                 -----------        -----------
        Total Long-Term Liabilities ..........................................       408,848            385,834
                                                                                 -----------        -----------

MINORITY INTEREST ............................................................       101,851            102,677

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
     315,753 and 314,538 shares, respectively ................................         3,158              3,145
Additional paid-in capital ...................................................     1,050,467          1,039,228
Retained earnings ............................................................       372,956            322,103
Accumulated other comprehensive loss .........................................        (3,024)            (2,496)
Restricted stock .............................................................          (446)              (581)
Treasury stock ...............................................................      (158,626)          (154,212)
                                                                                 -----------        -----------
       Total Shareholders' Equity ............................................     1,264,485          1,207,187
                                                                                 -----------        -----------
       Total Liabilities and Shareholders' Equity ............................   $ 3,429,644        $ 3,621,245
                                                                                 ===========        ===========

(1) See Note 2 in the Notes to the Condensed Consolidated Financial Statements for the basis of the restatement and the financial statement impact.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 2002                2001
                                                                             (Restated 1)          (Restated 1)
                                                                              -----------          -----------
CASH AND CASH EQUIVALENTS AT JANUARY 1 ....................................   $ 402,644            $  42,669

CASH FLOWS FROM OPERATIONS:
NET INCOME ................................................................     142,227              118,487
     Adjustments to reconcile net income to net cash flows from operations:
        Income from discontinued operations ...............................      (1,173)             (16,973)
        Extraordinary (gain) loss .........................................       9,229               (6,003)

        Depreciation expense ..............................................      37,124               36,782
        Amortization expense ..............................................       6,432               53,225
        Deferred income tax expense .......................................      69,990               77,667

         Change in working capital, net of acquisitions:
            Receivables ...................................................     (53,594)             (72,073)
            Sale of receivables ...........................................          --               92,500
            Inventories and other current assets ..........................     (31,504)             (32,522)
            Accounts payable ..............................................      (1,370)             (12,697)
            Deferred revenues .............................................      34,222               43,390
            Accrued liabilities ...........................................      29,702                6,514
            Tax refund from prior years payments ..........................          --               21,000
            Other, net ....................................................       3,259                3,007
                                                                              ---------            ---------
NET CASH PROVIDED FROM OPERATIONS .........................................     244,544              312,304
                                                                              ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ..................................................     (41,802)             (32,231)
      Sale of equipment and other assets ..................................       2,031                7,837
      Business acquisitions, net of cash acquired .........................     (10,132)             (23,298)
      Proceeds from business sales and minority interests .................          --                4,925
      Notes receivable, financial investments and securities ..............      (1,512)             (18,417)
      Proceeds from sale of European businesses ...........................      30,500                   --
                                                                              ---------            ---------
NET CASH USED FOR INVESTING ACTIVITIES ....................................     (20,915)             (61,184)
                                                                              ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt ................................................    (338,129)            (240,120)
      Purchase of ServiceMaster stock .....................................     (14,529)              (1,308)
      Shareholders' dividends .............................................     (91,374)             (88,921)
      Other, net ..........................................................      15,386                9,009
                                                                              ---------            ---------
NET CASH USED FOR FINANCING ACTIVITIES ....................................    (428,646)            (321,340)
                                                                              ---------            ---------

                                                                              ---------            ---------
CASH PROVIDED FROM (USED FOR) DISCONTINUED OPERATIONS .....................     (27,449)              54,696
                                                                              ---------            ---------

CASH DECREASE DURING THE PERIOD ...........................................    (232,466)             (15,524)
                                                                              ---------            ---------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 .................................   $ 170,178            $  27,145
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

                                       Three Months        Three Months      Nine Months       Nine Months
                                           Ended              Ended             Ended             Ended
(In millions, except per share data)   Sept. 30, 2002     Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001

--------------------------------------------------------------------------------------------------------------
Continuing Operations:
AHS deferred acquisition costs             $     -            $ (0.7)          $    -           $ (5.3)
Trade name license fee                           -                 -                -                -
Interim accounting (TruGreen)                  7.6               8.7              3.6             (0.6)
Other, net                                     1.6               1.5              4.3              4.3
Tax adjustment from reincorporation              -              (0.2)               -             (0.6)
---------------------------------------------------------------------------------------------------------------
  Income Impact                            $   9.2            $  9.3           $  7.9           $ (2.2)
  Diluted EPS Impact                       $  0.03            $ 0.03           $ 0.03           $(0.01)

Discontinued Operations:
  Income Impact                            $   0.6            $ (2.9)          $  0.5           $ (5.3)
  Diluted EPS Impact                       $     -            $(0.01)          $    -           $(0.02)

Cumulative effect of accounting change:
  Income Impact                            $     -            $    -           $ 44.6           $    -
  Diluted EPS Impact                       $     -            $    -           $ 0.15           $    -


A summary of the significant effects of the restatement is as follows:

                                                    Three Months Ended                Three Months Ended
                                                    September 30, 2002                September 30, 2001
                                              --------------------------------------------------------------
                                              As Previously                      As Previously
(in thousands, except per share data)            Reported      As Restated          Reported     As Restated
-------------------------------------------------------------------------------------------------------------

Operating revenue                                 $1,013,484      $1,010,661           $981,552      $981,284

Operating income                                     108,752         124,995             88,594       106,504

Income  from  continuing  operations  before
  income taxes                                        91,429         106,465             62,807        78,769

Income from continuing operations                     57,810          66,988             35,730        45,042

Discontinued operations, net                             527           1,095             10,393         7,490
-------------------------------------------------------------------------------------------------------------
Net income                                           $58,337         $68,083            $46,123       $52,532
=============================================================================================================

Diluted earnings per share:
Income from continuing operations                      $0.19           $0.22              $0.12         $0.15

Discontinued operations, net                               -               -               0.03          0.02
-------------------------------------------------------------------------------------------------------------
Diluted earnings per share                             $0.19           $0.22              $0.15         $0.17
=============================================================================================================



                                                          As of                             As of
                                                    September 30, 2002                December 31, 2001
                                              ---------------------------------------------------------------
                                              As Previously                      As Previously
                                                 Reported      As Restated          Reported     As Restated
                                              ---------------------------------------------------------------
Current assets                                      $937,931        $944,019         $1,131,824    $1,119,050
Net property, plant, and equipment                   173,686         191,358            180,937       196,210
Other long-term assets                             2,306,172       2,294,267          2,361,978     2,305,985

-------------------------------------------------------------------------------------------------------------
Total assets                                      $3,417,789      $3,429,644         $3,674,739    $3,621,245
=============================================================================================================

Current liabilities                                 $840,668        $843,741           $796,113      $805,298
Long-term debt                                       795,987         810,719          1,105,518     1,120,249
Long-term liabilities                                446,833         408,848            449,470       385,834
Minority interest                                    101,851         101,851            102,677       102,677

Total shareholders' equity                         1,232,450       1,264,485          1,220,961     1,207,187

-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $3,417,789      $3,429,644         $3,674,739    $3,621,245
=============================================================================================================


                                                    Nine Months Ended                  Nine Months Ended
                                                    September 30, 2002                September 30, 2001
                                              ---------------------------------------------------------------
                                              As Previously                      As Previously
(in thousands, except per share data)          Reported (1)    As Restated          Reported      As Restated
-------------------------------------------------------------------------------------------------------------
Operating revenue                                 $2,779,676      $2,779,861         $2,716,830     $2,724,179

Operating income                                     283,672         299,367            255,177        256,764

Income  from  continuing  operations  before
  income Taxes                                       225,032         237,885            169,190        167,139

Income from continuing operations before
  extraordinary items                                142,345         150,283             97,755         95,511

Discontinued operations, net                             684           1,173             22,305         16,973
Extraordinary gain (loss), net                       (9,229)         (9,229)              6,003          6,003
Cumulative effect of accounting change, net         (44,577)               -                  -              -
--------------------------------------------------------------------------------------------------------------
Net income                                           $89,223        $142,227           $126,063       $118,487
==============================================================================================================
Diluted earnings per share:
Income from continuing operations before
  extraordinary items                                  $0.46           $0.49              $0.32          $0.32

Discontinued operations, net                               -               -               0.07           0.05
Extraordinary gain (loss), net                        (0.03)          (0.03)               0.02           0.02
Cumulative effect of accounting change, net           (0.15)               -                  -              -
--------------------------------------------------------------------------------------------------------------
Diluted earnings per share                             $0.29           $0.46              $0.42          $0.39
==============================================================================================================




(1) Includes the cumulative effect of the change in accounting principle at American Home Shield.

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

Following discussions with the Staff of the Securities and Exchange Commission, the Company has restated prior years to account for deferred acquisition costs in accordance with FASB Technical Bulletin No. 90-1. The effect of this restatement is to eliminate the cumulative charge for the accounting change and reduce full year income from continuing operations by $8.5 million or $.03 per diluted share in 2001, and $6.1 million or $.02 per diluted share in 2000. In addition, this change results in a reduction of retained earnings of $30 million at January 1, 2000. This restatement reduced income from continuing operations by $.7 million for the third quarter of 2001 and $5.3 million for the nine months ended September 30, 2001.

TRADE NAME LICENSE FEE
In connection with the sale of its Management Services business in the fourth quarter of 2001, the Company entered into a three-year licensing arrangement with ARAMARK Corporation for the use of the ServiceMaster trade name. This agreement was valued at $15 million and accordingly, a like amount was allocated from the purchase price. The Company intended to recognize this amount over the three-year contractual period, and as such, recognized $2 million related thereto in each of the first and second quarters of 2002. In November 2002, the Company announced that it had determined that it was appropriate to recognize the entire $15 million licensing fee in the fourth quarter of 2001. The effect of this correction is to increase full year income from continuing operations by $9 million and diluted earnings per share by $.03 in 2001, and to reduce income from continuing operations by $2.5 million and diluted earnings per share by $.01 in the first half of 2002. The impact of this restatement was reflected in the Company's Form 10-Q filing of November 14, 2002. There is no restatement reflected for this item in the amended Form 10-Q filing.

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

This change results in an increase to retained earnings as of January 1, 2000 of $92.6 million, and an increase to the tax full year provision for continuing operations of $.8 million in both 2001 and 2000 and an increase to the full year tax provision for discontinued operations of $.8 million and $1.2 million in 2001 and 2000, respectively. This restatement also results in an increase to the tax provision relating to the gain on certain businesses sold in the fourth quarter of 2001 of $45.8 million. The net impact of these items was to increase deferred tax assets by $33.4 million and equity by $43.2 million as of December 31, 2001. This restatement increased the tax provision for continuing operations by $.2 million and $.6 million for the third quarter and nine months ended September 30, 2001, respectively. In addition, the tax provision for discontinued operations increased by $.3 million and $.8 million for the third quarter and nine months ended September 30, 2001, respectively.

OTHER, NET
Other items primarily relate to adjustments in accruals, timing of revenue and expense items and other miscellaneous items. The Company also determined it was appropriate to expense the costs associated with telephone directory placements when the directory is published rather than expensing the cost over the contract period. In addition, certain operating leases of constructed properties have been included in the balance sheet as assets with associated debt. The financial statements have been restated from the amounts previously reported for these items. The restatement related to these items resulted in income from continuing operations increasing $1.6 million and $1.5 million for the third quarter 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, income from continuing operations increased by $4.3 million in both periods. Income from discontinued operations increased by $.6 million and decreased by $2.7 million for the third quarter 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, income from discontinued operations increased by $.5 million and decreased $4.5 million, respectively.

INTERIM ACCOUNTING
TruGreen ChemLawn incurs pre-season advertising costs and annual repair and maintenance procedures in the first quarter. These costs are deferred and recognized as expense in proportion to the related revenues. Full-year results are not affected. The quarterly information for 2002 and 2001 has been restated to treat certain costs that were previously deferred, as current period costs. There was no impact on full-year results for 2002 and 2001 as a result of this change. This restatement resulted in income from continuing operations increasing by $7.6 million and $8.7 million for the third quarter of 2002 and 2001, respectively, and increasing by $3.6 million and decreasing $.6 million for the nine months ended September 30, 2002 and 2001, respectively.

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

NOTE 5: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that after December 31, 2001, existing goodwill will no longer be amortized and intangible assets with indefinite useful lives will not be amortized until their useful lives are determined to be no longer indefinite. In accordance with SFAS 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. Goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company completed its initial assessment of goodwill impairment in the second quarter of 2002 and the testing concluded that there were no impairment issues. Estimated fair value was determined for each reporting unit by utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values. The Company will perform impairment testing on an annual basis and may test for impairment on a more frequent basis if management believes events have changed resulting in a reporting units fair value being reduced below its book value. In accordance with SFAS 142, the following table provides summarized transitional information for the periods ended September 30, 2002 and 2001, with the 2001 information presented on an adjusted basis to reflect the elimination of amortization expense required under SFAS 142:

                                                       Three Months Ended                    Nine Months Ended
                                                         September 30,                         September 30,
                                                ---------------------------------      -------------------------------
(in thousands, except per share data)                  2002              2001                2002              2001
                                                ---------------    --------------      -------------     -------------
Reported operating income                             $124,995          $106,504           $299,367          $256,764
Add back:  Goodwill and trade name
  amortization                                               -            15,443                  -            45,893
                                                ---------------    --------------      -------------     -------------
Operating income as adjusted under
   SFAS 142                                           $124,995          $121,947           $299,367          $302,657
                                                ===============    ==============      =============     =============
Reported income from continuing
  operations before extraordinary
  gain (loss)                                          $66,988           $45,042           $150,283           $95,511
Add back:  Goodwill and trade name
  amortization, net of tax                                   -            10,445                  -            31,140
                                                ---------------    --------------      -------------     -------------
Income from continuing operations
  before extraordinary gain/loss as
  adjusted under SFAS 142                               66,988            55,487            150,283           126,651
Discontinued operations, net of taxes                    1,095             7,490              1,173            16,973
Extraordinary gain/(loss), net of taxes                      -                 -            (9,229)             6,003
                                                ---------------    --------------      -------------     -------------
Net income as adjusted under SFAS 142                  $68,083           $62,977           $142,227          $149,627
                                                ===============    ==============      =============     =============

Reported basic earnings per share from
  continuing operations before
  extraordinary gain/(loss)                              $0.22             $0.15              $0.50             $0.32
Add back:  Goodwill and trade name
  amortization, net of tax                                   -              0.03                  -              0.10
                                                ---------------    --------------      -------------     -------------
Basic earnings per share from continuing
  operations before extraordinary gain/(loss)
  as adjusted under SFAS 142                              0.22              0.19               0.50              0.42
Discontinued operations, net                                 -              0.03                  -              0.06
Extraordinary gain/(loss), net                               -                 -             (0.03)              0.02
                                                ---------------    --------------      -------------     -------------
Basic earnings per share as adjusted
  under SFAS 142                                         $0.23             $0.21              $0.47             $0.50
                                                ===============    ==============      =============     =============



                                                       Three Months Ended                    Nine Months Ended
                                                         September 30,                         September 30,
                                                ---------------------------------      -------------------------------
(in thousands, except per share data)                  2002              2001                2002              2001
                                                ---------------    --------------      -------------     -------------

Reported diluted earnings per share
  from continuing operations before
  extraordinary gain/(loss)                              $0.22             $0.15              $0.49             $0.32
Add back:  Goodwill and trade name
  amortization, net of tax                                   -              0.03                  -              0.10
                                                ---------------    --------------      -------------     -------------
Diluted earnings per share from continuing
  operations before extraordinary gain/(loss)
  as adjusted under SFAS 142                              0.22              0.18               0.49              0.42
Discontinued operations, net                                 -              0.02                  -              0.06
Extraordinary gain/(loss), net                               -                 -             (0.03)              0.02
                                                ---------------    --------------      -------------     -------------
Diluted earnings per share as adjusted
  under SFAS 142                                         $0.22             $0.21              $0.46             $0.49
                                                ===============    ==============      =============     =============


The following table summarizes goodwill and intangible assets.

(IN THOUSANDS)                                As of              As of
                                          September 30,       December 31,
                                              2002              2001
                                         ---------------    --------------
Goodwill (1)                                 $1,912,605        $1,904,178
Trade names (1)                                 238,550           238,550

Other intangible assets                          77,475            74,197
Accumulated amortization (2)                   (57,199)          (51,611)
                                         ---------------    --------------
Net other intangibles                            20,276            22,586
                                         ---------------    --------------
Total                                        $2,171,431        $2,165,314
                                         ===============    ==============


(1)  Not subject to amortization
(2) Annual amortization expense of approximately $6 - $8 million is expected over the next five years.


NOTE 6: The Company has announced that; beginning in 2003, it will begin accounting for employee stock options as compensation expense in accordance with SFAS 123, "Accounting for Stock Based Compensation." If the Company continues its historical pattern of option granting, the impact would be approximately $.005 per diluted share in 2003, growing to approximately $.03 per diluted share over five years.

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

The Company continues to carry certain assets on its financial statements relating to these operations. Management is actively selling the remaining equipment and collecting the outstanding receivables. The Company believes that the remaining assets are presented at their net realizable value. In addition, reserves and accrual balances remain on the financial statements relating to these operations. Cash payments incurred for the wind-down of LandCare construction contracts, lease termination costs, workers compensation and health claims as well as professional service fees have been made in the first nine months of 2002.

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

(IN THOUSANDS)                        Balance at          Cash                            Balance at
                                     December 31,       Payments          Income/        September 30,
                                         2001           or Other         (Expense)           2002
                                     ------------     -----------      ------------      --------------
Remaining liabilities from
  discontinued operations
     LandCare Construction              $34,100        $21,400         $(2,100)             $14,800
     Certified Systems, Inc.             23,800          7,500          (3,500)              19,800
     Management Services                  7,400          1,000            3,500               2,900
     International businesses            19,600         19,600  (1)    (12,900)              12,900
     Other                               16,100          6,300                -               9,800
Reserves related to strategic
  actions in the fourth quarter
  of 2001                               $36,000        $13,700           $3,600             $18,700

(1) The liabilities of this business assumed by the buyer of the sold operations totaled $19.6 million. During 2002, the Company recorded accruals in connection with sold operations and a cash adjustment to the purchase price of the 2001 dispositions.....


The Company recorded a $3.2 million charge in the second quarter of 2002 relating to the severance and termination agreement of a key executive. This severance will be paid out over three years.

NOTE 8: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures. The effects of outstanding stock options whose market price is in excess of the exercise price and shares potentially issuable under convertible securities have not been included for the nine months ended September 30, 2001, as their effect would have been anti-dilutive.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                      Three Months                         Three Months
                                                     Ended September 30, 2002             Ended September 30, 2001
                                                 --------------------------------      ------------------------------
CONTINUING OPERATIONS:                            INCOME       SHARES      EPS           INCOME       SHARES     EPS
----------------------                           --------     --------   ------         --------     --------   -----
Basic earnings per share                          $66,988     301,093    $0.22          $45,042       298,925   $0.15
                                                                         ======                                 =====
Effect of dilutive securities,net of tax:
    Options                                                     4,356                                  5,399
    Convertible securities                          1,195       8,200                     1,195        8,200
                                                 ----------   ---------                 --------     --------
Diluted earnings per share                        $68,183     313,649    $0.22          $46,237      312,524    $0.15
                                                 ==========   =========  ======         =========    ========   =====


                                                             Nine Months                           Nine Months
                                                       Ended September 30, 2002              Ended September 30, 2001
                                                   --------------------------------       ------------------------------
CONTINUING OPERATIONS:                              INCOME       SHARES      EPS           INCOME      SHARES     EPS
----------------------                             --------     --------   ------         --------    --------   -----
Basic earnings per share                           $150,283     300,805     $0.50          $95,511     298,425    $0.32
                                                                           ======                                ======
Effect of dilutive securities, net of tax:
    Options                                                       6,150                                  4,419
    Convertible securities                            3,585       8,200                          -           -
                                                   --------     --------                  --------    --------
Diluted earnings per share                         $153,868     315,155     $0.49          $95,511     302,844    $0.32
                                                   ========     ========  =======         ========    ========   ======


NOTE 9: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 is presented in the following table:

                                            (IN THOUSANDS)
                                            2002           2001
                                        -----------    -----------
CASH PAID OR (RECEIVED) FOR:
Interest expense......................  $   68,369     $  106,645
Interest and dividend income..........  $   (8,195)    $   (6,659)
Income taxes..........................  $   36,629     $   (7,277)

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

NOTE 10: Total comprehensive income was $70.8 million and $48.8 million for the three months ended September 30, 2002 and 2001, respectively, and $141.7 million and $100.9 million for the nine months ended September 30, 2002 and 2001, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and translation balances.

NOTE 11: On March 23, 2001, the Company entered into an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen and Terminix. At September 30, 2002, there were no outstanding receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future which would provide an alternative funding source.

NOTE 12: In the second quarter of 2002, the Company recorded an extraordinary loss on early debt extinguishment of $9.2 million after-tax or $.03 per diluted share resulting from the repurchase of approximately $218 million in ServiceMaster corporate bonds pursuant to a tender offer. In the first quarter of 2001, the Company repurchased approximately $35 million of its public debt securities and recorded an extraordinary gain of $6.0 million after-tax or $.02 per diluted share. The Company intends to adopt SFAS 145 beginning in fiscal 2003. Adoption of this Statement will result in the reclassification of the extraordinary gain/loss into income from continuing operations.

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



(IN THOUSANDS)                                                   Three Months            Three Months          Three Months
                                                                Ended Sept. 30,         Ended Sept. 30,       Ended Sept. 30,
                                                                     2002                    2001                  2001
                                                                   Reported                Reported              Proforma
--------------------------------------------------------------------------------------------------------------------------
Operating Revenue:
  TruGreen                                                          $418,715                $414,279
  Terminix                                                           235,414                 212,029
  American Home Shield                                               121,639                 104,297
  ARS/AMS                                                            192,721                 215,123
  Other Operations                                                    42,172                  35,556
-----------------------------------------------------------------------------------------------------
Total Operating Revenue                                           $1,010,661                $981,284
=====================================================================================================

Operating Income:
  TruGreen                                                           $76,204                 $70,145             $76,744
  Terminix                                                            25,359                  19,275              24,235
  American Home Shield                                                19,715                   8,726               9,374
  ARS/AMS                                                              7,736                  13,717              16,057
  Other Operations                                                   (4,019)                 (5,359)             (4,463)
--------------------------------------------------------------------------------------------------------------------------
Total Operating Income                                              $124,995                $106,504            $121,947
==========================================================================================================================

                                                                   As of                  As of
                                                              Sept. 30, 2002          Dec. 31, 2001
-----------------------------------------------------------------------------------------------------
Identifiable Assets:
  TruGreen                                                       $1,122,330             $1,082,135
  Terminix                                                          847,881                823,333
  American Home Shield                                              367,064                323,229
  ARS/AMS                                                           495,329                519,026
  Other Operations (and discontinued businesses)                    597,040                873,522
-----------------------------------------------------------------------------------------------------
Total Identifiable Assets                                        $3,429,644             $3,621,245
=====================================================================================================


                                                            Nine Months         Nine Months          Nine Months
                                                          Ended Sept. 30,     Ended Sept. 30,       Ended Sept. 30,
                                                               2002                2001                 2001
                                                             Reported            Reported             Proforma
--------------------------------------------------------------------------------------------------------------------------
Operating Revenue:
  TruGreen                                                  $1,082,137          $1,074,099
  Terminix                                                     712,339             640,450
  American Home Shield                                         323,995             277,486
  ARS/AMS                                                      549,891             630,468
  Other Operations                                             111,499             101,676
-----------------------------------------------------------------------------------------------------
Total Operating Revenue                                     $2,779,861          $2,724,179
=====================================================================================================

Operating Income:
  TruGreen                                                    $150,648            $131,599             $151,388
  Terminix                                                     107,584              82,479               97,257
  American Home Shield                                          40,904              20,802               22,669
  ARS/AMS                                                       15,041              32,338               39,217
  Other Operations                                            (14,810)            (10,454)              (7,874)
--------------------------------------------------------------------------------------------------------------------------
Total Operating Income                                        $299,367            $256,764             $302,657
==========================================================================================================================

The following table summarizes the previously amortized goodwill and trade names by segment that, beginning on January 1, 2002 are no longer amortized.

                                        September 30,          December 31,
                                            2002                  2001
                                    ------------------    ------------------
TruGreen                                     $913,987              $910,573
Terminix                                      708,408               705,608
American Home Shield                           72,085                72,085
ARS/AMS                                       347,971               347,863
Other Operations                              108,704               106,599
                                    ------------------    ------------------
Total                                      $2,151,155            $2,142,728
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

Revenue for the third quarter was $1.01 billion, three percent above 2001, and operating income was $125 million. The Company reported income from continuing operations in 2002 of $67 million and income from discontinued operations of $1.1 million. Net income was $68 million in 2002 and $53 million in 2001 and diluted earnings per share were $.22 in 2002 and $.17 in 2001.

Diluted earnings per share from continuing operations were $.22 in 2002 compared with $.15 in 2001. As discussed further in Note 4 of the Notes to the Condensed Consolidated Financial Statements, Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets", requires that beginning in 2002, goodwill and trade names no longer be amortized. SFAS 142 does not permit the restatement of the 2001 financial information to reflect the impact of SFAS 142. The diluted earnings per share equivalent of reduced amortization expense under SFAS 142 is $.03 ($15 million pretax) for the third quarter of 2001.

Third quarter operating income in 2002 was $125 million compared to $107 million in 2001. The 2001 figure includes $15 million of amortization expense that has been eliminated under SFAS 142. Operating margins after adjusting for the amortization expense eliminated under SFAS 142 was 12.4 percent of revenue in 2002, consistent with 2001. The increase in operating income reflects continued strong performance at American Home Shield, solid performance from Terminix and the TruGreen lawn care operations and $6 million of licensing fees received in the sale of the Terminix United Kingdom operations. The increase in operating income is partially offset by continuing challenges in the heating, ventilation and air conditioning (HVAC) and plumbing businesses of ARS and AMS, as well as increased expenditures related to Company-wide operational initiatives and overhead support.

Cost of services rendered and products sold increased two percent for the quarter and decreased as a percentage of revenue to 67.9 percent in 2002 from
68.5 percent in 2001. This decrease reflects a change in mix of the business as TruGreen ChemLawn, Terminix, and American Home Shield increased in size in relationship to the overall business of the Company. These businesses generally operate at higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenue. Selling and administrative expenses increased seven percent and increased as a percentage of revenue to 19.6 percent from 18.8 percent in 2001. The increase in selling and administrative expenses reflects the change in business mix discussed above, increased expenditures for marketing leadership and sales initiatives, as well as enterprise-wide expenditures in procurement, technology and initiatives to measure and improve customer and employee satisfaction.

Interest expense decreased from the prior year, primarily due to reduced debt levels as a portion of the proceeds received from sales of the Management Services and certain European pest control businesses were used to pay down debt. Interest and investment income decreased primarily reflecting one time venture capital gains realized in 2001 and a reduced level of investment gains realized on the American Home Shield investment portfolio. As of September 30, 2002, there was an unrealized loss of approximately $6 million on the American Home Shield investment portfolio which has been reflected in other comprehensive income. Minority interest and other expense reflected a lower level of expense as 2001 included approximately $1 million of losses relating to the sale of accounts receivables under the Company's securitization program.

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

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. This segment's results for both 2002 and 2001 exclude the discontinued TruGreen LandCare Construction business. The TruGreen segment reported revenue of $419 million, one percent above 2001. Operating income decreased one percent to $76 million from $77 million (proforma) in 2001, reflecting solid improvement in the lawn care operations offset by increased expenditures in the landscape operations related to sales and retention initiatives. Revenue in the lawn care business improved two percent over 2001, reflecting growth in customer counts from increased sales and improved retention rates. Solid growth in the sale of ancillary services was supported by the higher level of full program customers. Operating income margins in the lawn care operations were comparable to 2001. Revenue in the landscape maintenance operations declined one percent reflecting a volume decrease in the core maintenance business, offset in part by solid growth in the utility line clearing business. Despite the volume decline, the base of maintenance business consists of more profitable contracts with stronger customers and improved pricing. Margins in the landscaping operations declined primarily reflecting lower labor and material costs offset by increased insurance costs and investments to support sales and retention initiatives. This business has hired a senior sales leader and is expanding and developing its sales force. In addition, management continues to focus on labor efficiency programs and improving the results of the bottom quartile of its branches.

The Terminix segment, which includes the domestic termite and pest control services, reported an 11 percent increase in revenue to $235 million from $212 million in 2001 and operating income growth of five percent to $25 million from $24 million (proforma) in 2001. Revenue growth reflects the impact of the 2001 acquisition of Sears Termite & Pest Control as well as new sales and improved customer retention in both the termite and pest control business. Operating income margins declined reflecting the near-term expenses associated with the rollout of Terminix's new branch information system, increased direct marketing expenditures and investments in Six Sigma, offset in part by the prior year acquisition and improved branch efficiencies related to labor and material costs.

The American Home Shield segment, which provides home warranties to consumers that cover HVAC, plumbing and other appliances, reported a 17 percent increase in revenue to $122 million from $104 million in 2001. The increase in revenue reflected strong growth in the real estate sales channel, significant growth in direct sales to consumers and continued improvement in customer retention. Operating income increased 110 percent to $20 million from $9 million (proforma) in 2001. Operating income margins improved significantly reflecting various initiatives to improve the cost structure and modest weather conditions in several regions, which resulted in a reduced level of claims.

The ARS/AMS segment provides direct HVAC and plumbing services under the American Residential Services (ARS), Rescue Rooter, and American Mechanical Services (AMS) (for commercial accounts) brand names. The segment reported revenue of $193 million, a decrease of ten percent from $215 million in 2001. Operating income decreased to $8 million compared to $16 million (proforma) in 2001. A decline in call volume for air conditioning and plumbing repairs and reduced construction activity continued to affect the industry and resulted in the segment's decline in revenue and profit. ARS has hired a senior operations leader and is realigning its field operating structure to narrow the span of control in troubled locations. Management is developing specific turnaround plans for each location, including improving the quality and depth of management through internal and external recruiting and creating a management development program. ARS is continuing to rebuild its marketing and sales strategies by centralizing its marketing planning and placement, improving the lead and sales tracking system, and reducing reliance on yellow pages advertising.

The Other Operations segment includes the Company's ServiceMaster Clean, Merry Maids, and international operations as well as its headquarters functions. Reported segment revenue of $42 million in 2002 compared with $36 million in 2001. The increase in revenue largely reflects the impact of a $6 million licensing fee received in 2002. In the third quarter of 2002, the Company sold its Terminix operations in the United Kingdom and entered into a two-year licensing agreement with the buyer for the use of the Terminix trade name in the United Kingdom. This agreement was valued at $6 million and accordingly a like amount was allocated from the purchase price. This segment reported an operating loss of $4 million in 2002. The reduced operating loss reflects continued growth in profits in ServiceMaster Clean and Merry Maids and the impact of the trade name license fee, partially offset by increased expenditures in 2002 related technology and major operational initiatives to improve operating efficiency and build greater customer and employee satisfaction.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO SEPTEMBER 30, 2001

CONSOLIDATED REVIEW

Revenue for the nine months in 2002 increased two percent to $2.8 billion and operating income was $299 million. The Company reported income from continuing operations in 2002 of $150 million, income from discontinued operations of $1 million, and a $9 million extraordinary loss from the early extinguishment of debt. Net income was $142 million in 2002 and $118 million in 2001 and diluted earnings per share were $.46 in 2002 and $.39 in 2001.

Diluted earnings per share from continuing operations were $.49 in 2002 compared with $.32 in 2001. As discussed in the three-month comparison, the diluted earnings per share equivalent of reduced amortization expense under SFAS 142 are $.10 ($46 million pretax) for the nine months of 2001.

Nine month operating income in 2002 was $299 million compared to $257 million in 2001. The 2001 figure includes $46 million of amortization expense that has been eliminated under SFAS 142. Operating margins after adjusting for the amortization expense eliminated under SFAS 142 decreased to 10.8 percent of revenue in 2002 from 11.1 percent in 2001. The decline in operating income reflects strong increases at American Home Shield and Terminix offset by reduced volume in the HVAC and plumbing businesses of ARS and AMS and increased expenditures related to Company-wide operational initiatives and overhead support.

Cost of services rendered and products sold increased one percent for the nine months and decreased as a percentage of revenue to 68.2 percent in 2002 from
69.1 percent in 2001. Selling and administrative expenses increased nine percent and increased as a percentage of revenue to 20.8 percent from 19.5 percent in 2001. The increase in selling and administrative expenses reflects strong growth in operations that have higher gross margin levels than the rest of the business, but also incur somewhat higher selling and administrative expenses as a percentage of revenue, as well as increased expenditures for initiatives to measure and improve customer and employee satisfaction.

Interest expense decreased from the prior year, reflecting reduced debt levels resulting from the pay down of debt with the proceeds received from the sales of the Management Services and certain European pest control businesses as well as strong cash flows from operations. The decrease in interest and investment income reflects one-time venture capital gains realized in 2001 and a reduced level of investment gains in the American Home Shield investment portfolio. Minority interest and other expense increased from the prior year as 2001 included minority interest income related to the ServiceMaster Home Service Center initiative. In the first quarter of 2001 and until May 2001, the operating losses totaling $6.1 million of ServiceMaster Home Service Center had been offset through minority interest income (below the operating income line) because of investments in the venture made by Kleiner Perkins Caufield & Byers. In December 2001, the Company acquired the minority interest in the ServiceMaster Home Service Center held by Kleiner Perkins and management.

The tax provision in 2002 reflects a lower effective tax rate based on benefits received through the consolidation for tax purposes of the ServiceMaster Home Service Center. As a result of the Company's acquisition of the minority interest, it was able to reorganize the subsidiary in 2002 and utilize prior year net operating losses of this subsidiary operation.

In the second quarter of 2002, the Company repurchased a portion of its public debt securities and recorded an extraordinary loss of $.03 per diluted share ($9 million after-tax) resulting from the early extinguishment of debt. In the first quarter of 2001, the Company recorded a $.02 extraordinary gain ($6 million after-tax) resulting from the repurchase of certain ServiceMaster corporate debt.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three most profitable businesses of the Company. These measures are presented on a rolling, twelve month basis in order to avoid seasonal anomalies.

                                                KEY PERFORMANCE INDICATORS
                                                    As of September 30,

                                                2002                2001
                                            ------------          -----------
TRUGREEN CHEMLAWN -
   Growth in Full Program Contracts                2%                  -4%
   Customer Retention Rate                      62.4%                60.1%

TERMINIX -
   Growth in Pest Control Customers               11%                  13%
   Pest Control Customer Retention Rate         76.7%                76.6%

   Growth in Termite Customers                     8%                  19%
   Termite Customer Retention Rate              89.5%                89.1%

AMERICAN HOME SHIELD -
   Growth in Warranty Contracts                   16%                  15%
   Customer Retention Rate                      53.0%                52.1%

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

The TruGreen segment reported revenue of $1.08 billion, an increase of one percent over the prior year. Operating income was $151 million in 2002, comparable to the 2001 proforma amount. Revenue in the lawn care operations increased two percent over 2001. Customer contracts have increased two percent over the prior twelve months compared with a four percent decline for the year ended 2001, reflecting the benefit of new marketing strategies as well as the impact of improved customer retention. In addition to telemarketing, which is the primary channel used by TruGreen ChemLawn to sell its services, the business has expanded expenditures in direct mail and television advertising leading to higher sales of new customers. Quality and other satisfaction initiatives have resulted in improving retention of existing customers. The customer retention rate improved 230 basis points to 62.4 percent compared to the same period in 2001. Operating income margins in the lawn care operations increased as the business is beginning to see margin leverage resulting from top-line growth and the success of its quality of service and Six Sigma initiatives. Revenue in the landscaping operations declined two percent reflecting a decrease in snow removal services due to mild winter weather and a decrease in the core maintenance business. Despite the decline in the maintenance business, the base of contracts is more profitable reflecting lower job costs, improved pricing, and a stronger base of customers. This business has strengthened and expanded its sales operations. Operating income margins in the landscaping business declined primarily as a result of a decreased volume of higher margin snow removal business, increased workers compensation claims, and increased expenditures for field operations training. In the fourth quarter, sales of enhanced services will be a priority along with the reduction of seasonal labor levels.

The Terminix segment reported an 11 percent increase in revenue to $712 million from $640 million in 2001 and operating income growth of 11 percent to $108 million from $97 million (proforma) in 2001. Revenue growth was driven by the acquisition in 2001 of Sears Termite & Pest Control as well as solid internal growth. Terminix has continued to show favorable comparisons in both termite and pest control customer retention, reflecting increased focus on quality, training, and customer service processes in the branches. Operating income margins declined slightly compared to 2001 reflecting increased expenditures for marketing and health insurance, offset in part by the continuing migration to higher margin products, improved labor efficiencies and lower material costs. The fourth quarter will be the first time in which the year over year comparisons include the Sears acquisition in both years. As expected by the Company, there has been a substantial decrease in profitable pest control customers from the Sears name in certain markets, as the Company has not been able to replace terminations with new sales at the same rate in these markets. As a result, the Company expects to see a reduction in revenue growth and retention rates in the fourth quarter. In addition, operating income margins in the fourth quarter will be impacted by the near-term expenses associated with the rollout of Terminix's new branch information system. The rollout of this system to the branches will continue through 2004, and the system will be an important tool in the Company's efforts to improve sales productivity, customer service, cost efficiency and regulatory compliance.

The American Home Shield segment reported a 17 percent increase in revenue to $324 million from $277 million in 2001 and operating income growth of 80 percent to $41 million compared to $23 million (proforma) in 2001. Revenue growth reflected increases in all sales channels, complemented by improved customer retention. Operating income margins improved as the segment benefited from strong volume growth, improved management of service costs and reduced incidence of claims resulting, in part, from less extreme weather trends.

The ARS /AMS segment reported a 13 percent decrease in revenue to $550 million from $630 million in 2001 and 62 percent decrease in operating income to $15 million compared to $39 million (proforma) in 2001. A soft economic environment combined with mild weather led to lower demand for heating, air conditioning and plumbing repairs and replacement service. These operations also experienced lower construction activity in both the residential and commercial sectors. As noted in the three-month comparison, this business continues to focus on new sales and marketing strategies that place less reliance on yellow pages advertising. ARS is also realigning its field operating structure and developing specific turnaround plans for troubled locations.

Other Operations revenue increased to $111 million from $102 million in 2001, reflecting the $6 million in licensing fees received in the sale of the Terminix United Kingdom operations and solid growth in the franchise operations. The combined franchise operations reported a three percent increase in revenue and solid profit growth, supported by strong demand for disaster restoration services at ServiceMaster Clean and acquisition growth at Merry Maids. This segment reported an operating loss of $15 million compared with a loss of $8 million (proforma) in 2001, reflecting increased expenditures on enterprise-wide initiatives including procurement, marketing, and technology.

FINANCIAL CONDITION

Net cash provided from operations for the first nine months was $245 million, $102 million in excess of net income, and reflects an improvement of $46 million over the previous year, before the impact of the Company's accounts receivable securitization program and tax refunds in 2001. Net cash provided from operations is 62 percent higher than earnings for the nine months and represents a 23 percent increase over the $199 million that was reported last year. This increase was driven, in part, by a $45 million reduction in the use of working capital, primarily at TruGreen ChemLawn and American Home Shield as a result of better receivables and payables management. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Cash and marketable securities totaled approximately $242 million at September 30, 2002. During the second quarter of 2002, the Company completed the last major phase of the debt reduction program announced in October 2001, when through a tender offer, the Company repurchased $218 million of its publicly traded debt. As a result of continued strong cash flows and the application of the net proceeds received from the Company's 2001 dispositions, total debt was reduced by $313 million during the nine month period. This represents a reduction in debt outstanding of approximately $1.1 billion over the last two years and the Company's lowest level in over five years. The debt repurchase allowed the Company the opportunity to lengthen its maturity profile by focusing the majority of the repurchase on debt with shorter maturities. Approximately 60% of the Company's debt now matures beyond seven years and 40% beyond fifteen years. The Company's first public bond maturity is not due until 2005.

The Company maintains a three-year revolving credit facility for $490 million, which will expire in December 2004. As of September 30, 2002 the Company had issued approximately $130 million of letters of credit under the facility and had unused commitments of approximately $360 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an agreement to ultimately sell, on a revolving basis, certain receivables to unrelated third party purchasers. At September 30, 2002, there were no receivables outstanding that had been sold to third parties. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its eligible receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. The Company also maintains operating lease facilities with banks totaling $95 million that provide for the acquisition and development of properties to be leased by the Company. There are residual value guarantees of these properties up to 82 percent of the fair market value of the properties. At September 30, 2002, there was approximately $72 million funded under these facilities. Of the $95 million in facilities, $80 million expires in October 2004 and $15 million expires in January 2008. Approximately $15 million of these leases that involve constructed properties have been included on the balance sheet as assets with related debt as of September 30, 2002 and December 31, 2001. The majority of the Company's vehicle fleet is leased through operating leases. The lease terms are non-cancelable for the first twelve month term, then are month-to-month leases, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles, which historically have not resulted in significant net payments to the lessors. At September 30, 2002, there was approximately $265 million of residual value relating to the Company's fleet.

The following table presents the Company's obligations and commitments:


                                                                            2003 and      2005 and       2007 and
(IN                 MILLIONS)                 TOTAL             2002          2004          2006        LATER YEARS
--------------------------------------------------------------------------------------------------------------------
Debt balances                                  $842              $9            $58           $161             $614
NON-CANCELABLE OPERATING LEASES (1)             251              16            101             65               69
--------------------------------------------------------------------------------------------------------------------
Total amount                                 $1,093             $25           $159           $226             $683

(1) Includes lease payments and residual value guarantees on leased properties.

There have been no material changes in the terms of the Company's financing agreements since December 31, 2001. As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At September 30, 2002 the Company was in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2002, expects to be able to maintain compliance in the future.

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

Receivables and inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses, deferred costs and other assets increased from year-end levels, reflecting the seasonality in the lawn care operations and increased volume of contracts written at Terminix and American Home Shield. The lawn care operations incur incremental selling expenses at the beginning of the year that directly relate to successful sales in which the revenues will be recognized in later quarters. This business also defers, on an interim basis, pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. The Company also capitalizes sales commissions and other direct contract acquisition costs relating to termite and pest control contracts as well as home warranty contracts. Deferred revenue grew reflecting increases in customer prepayments for termite and pest control services and strong growth in warranty contracts written at American Home Shield.

Capital expenditures which include recurring capital needs and information technology projects are higher than prior year levels reflecting the payments of the residual value guarantees relating to leases for the five assisted living facilities sold in the second quarter. See Note 7 for additional details. The Company has no material capital commitments at this time.

Total shareholders' equity increased to $1.3 billion at September 30, 2002 compared to $1.2 billion at December 31, 2001, reflecting earnings which were offset by cash dividends. Cash dividends paid directly to shareholders totaled $91 million or $.305 per share for the nine months ended September 30, 2002. In October 2002, the Company paid a fourth quarter cash dividend of $.105 per share and declared a first quarter 2003 cash dividend of $.105 per share payable on January 31, 2003. This quarterly dividend payment provides for an annual payment for 2002 of $.41 per share, a 2.5% increase over 2001. The Company approves its actual dividend payment on a quarterly basis and continually reviews its dividend policy, share repurchase program and other capital structure objectives. Through September 30, 2002, the Company has completed share repurchases totaling $15 million, compared to $1 million last year. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's commitment to maintain investment grade credit ratings, general business conditions, and other strategic investment opportunities.


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

                              Expected Maturity Date
                     ------------------------------------------
                                                                There-
 (In millions)       2003    2004    2005     2006    2007      after     Total
-------------------- ------- ------- -------- ------- --------- --------- ------
Fixed rate debt      $31     $24     $151     $11     $59       $559      $835
  Avg. Rate          4.2%    4.8%    8.2%     6.0%    6.7%      7.5%      7.2%
-------------------- ------- ------- -------- ------- --------- --------- ------

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