Form 10-Q
period 2003-03-31
SERVICEMASTER CO
filed 2003-05-15
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2003
                                                         ---------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 298,933,000 shares of common stock on April 28, 2003.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION

Item 1 : Financial Statements

Condensed Consolidated Statements of Income for the three months
 ended March 31, 2003 and March 31, 2002                                       2

Condensed Consolidated Statements of Financial Position
   as of March 31, 2003 and December 31, 2002                                  3

Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2003 and March 31, 2002                                     4

Notes to Condensed Consolidated Financial Statements                           5

Item 2: Management Discussion and Analysis of Financial
   Condition and Results of Operations                                        11

Item 3:  Quantitative and Qualitative Disclosures About
     Market Risk                                                              16

Item 4: Controls and Procedures                                               17


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings                                                    18

Item 6:  Exhibits and Reports on Form 8-K                                     18

Signature                                                                     19

Exhibit 99.1:  Certification of Chief Executive Officer Pursuant
to Section 1350 of  Chapter 63 of Title 18 of the
United States Code                                                            22

Exhibit 99.2:  Certification of Chief Financial Officer Pursuant
to Section 1350 of Chapter 63 of Title 18 of the
United States Code                                                            23



                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    2003          2002
                                                                  ---------    ---------
OPERATING REVENUE .............................................   $ 733,665    $ 734,263

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ...................     537,919      530,811
Selling and administrative expenses ...........................     169,245      161,602
Goodwill, trade name and other intangible amortization ........       1,640        2,154
                                                                  ---------    ---------
Total operating costs and expenses ............................     708,804      694,567
                                                                  ---------    ---------

OPERATING INCOME ..............................................      24,861       39,696

NON-OPERATING  EXPENSE (INCOME):
Interest expense ..............................................      16,283       22,541
Interest and investment income ................................      (1,219)      (2,932)
Minority interest and other expense, net ......................       2,072        1,570
                                                                  ---------    ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .........       7,725       18,517
Provision for income taxes ....................................       3,050        6,659
                                                                  ---------    ---------

INCOME FROM CONTINUING OPERATIONS .............................       4,675       11,858

Income (loss) from discontinued operations, net of income taxes           -         (217)
                                                                  ---------    ---------
NET INCOME ....................................................   $   4,675    $  11,641
                                                                  =========    =========

PER SHARE:
BASIC EARNINGS PER SHARE:
Income from continuing operations before extraordinary items ..   $    0.02    $    0.04

Discontinued operations, net ..................................           -            -
                                                                  ---------    ---------
                                                                  $    0.02    $    0.04
                                                                  =========    =========
SHARES ........................................................     297,801      300,173


DILUTED EARNINGS PER SHARE:
Income from continuing operations before extraordinary items ..   $    0.02    $    0.04

Discontinued operations, net ..................................           -            -
                                                                  ---------    ---------
                                                                  $    0.02    $    0.04
                                                                  =========    =========
SHARES ........................................................     301,635      307,085

Dividends per share ...........................................   $   0.105    $    0.10
                                                                  =========    =========





                  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(IN THOUSANDS)
                                                                                 As of Mar. 31,         As of Dec 31,
ASSETS                                                                                2003                   2002
                                                                                  -----------            -----------
CURRENT ASSETS:
Cash and cash equivalents .....................................................   $   104,276            $   227,409
Marketable securities .........................................................        92,518                 75,194
Receivables, less allowance of $27,209 and $27,616, respectively ..............       342,351                332,186
Inventories ...................................................................        75,336                 67,748
Prepaid expenses and other assets .............................................        71,763                 39,464
Deferred customer acquisition costs ...........................................        74,912                 48,419
Deferred taxes and income taxes receivable ....................................       125,169                123,100
Assets of discontinued operations .............................................         1,183                  5,654
                                                                                  -----------            -----------
       Total Current Assets ...................................................       887,508                919,174
                                                                                  -----------            -----------
PROPERTY AND EQUIPMENT:
   At cost ....................................................................       418,028                413,939
   Less: accumulated depreciation .............................................      (224,960)              (219,062)
                                                                                  -----------            -----------
     Net property and equipment ...............................................       193,068                194,877
                                                                                  -----------            -----------

OTHER  ASSETS:
Goodwill ......................................................................     1,940,415              1,919,780
Intangible assets, primarily trade names ......................................       253,844                257,781
Notes receivable ..............................................................        56,199                 55,770
Long-term securities and other assets .........................................        66,303                 67,556
                                                                                  -----------            -----------
       Total Assets ...........................................................   $ 3,397,337            $ 3,414,938
                                                                                  ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ..............................................................   $    85,053            $    92,121
Accrued liabilities:
   Payroll and related expenses ...............................................        88,850                 99,504
   Self-insured claims and related expenses ...................................        77,009                 84,521
   Other ......................................................................       107,277                102,380
Deferred revenues .............................................................       438,027                397,290
Liabilities of discontinued operations ........................................        19,767                 32,113
Current portion of long-term debt .............................................        33,342                 31,135
                                                                                  -----------            -----------
       Total Current Liabilities ..............................................       849,325                839,064
                                                                                  -----------            -----------
LONG-TERM DEBT ................................................................       796,888                804,340

LONG-TERM LIABILITIES:
     Deferred taxes ...........................................................       312,400                312,500
     Liabilities of discontinued operations ...................................        28,800                 28,800
     Other long-term obligations ..............................................       113,864                111,225
                                                                                  -----------            -----------
        Total Long-Term Liabilities ...........................................       455,064                452,525
                                                                                  -----------            -----------
MINORITY INTEREST .............................................................       100,309                100,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
     316,049 and 316,024 shares, respectively .................................         3,160                  3,160
Additional paid-in capital ....................................................     1,050,410              1,054,272
Retained earnings .............................................................       329,209                355,893
Accumulated other comprehensive loss ..........................................        (2,095)                  (849)
Restricted stock ..............................................................        (4,661)                (1,988)
Treasury stock ................................................................      (180,272)              (191,788)
                                                                                  -----------            -----------
       Total Shareholders' Equity .............................................     1,195,751              1,218,700
                                                                                  -----------            -----------
       Total Liabilities and Shareholders' Equity .............................   $ 3,397,337            $ 3,414,938
                                                                                  ===========            ===========

                  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                                     2003               2002
                                                                                                  ---------          ---------
CASH AND CASH EQUIVALENTS AT JANUARY 1 .......................................................    $ 227,409          $ 402,644

CASH FLOWS FROM OPERATIONS:
NET INCOME ...................................................................................        4,675             11,641
     Adjustments to reconcile net income to net cash flows from operations:
        Loss from discontinued operations ....................................................            -                217

        Depreciation expense .................................................................       12,682             12,205
        Amortization expense .................................................................        1,640              2,154
        Deferred income tax expense ..........................................................        2,448              8,890

        Change in working capital, net of acquisitions:
            Receivables ......................................................................      (15,672)            (5,835)
            Inventories and other current assets .............................................      (66,258)           (70,938)
            Accounts payable .................................................................       (6,991)            (1,293)
            Deferred revenues ................................................................       42,867             78,265
            Accrued liabilities ..............................................................      (14,368)           (11,299)
            Other, net .......................................................................        1,911              1,830
                                                                                                  ---------          ---------
NET CASH PROVIDED FROM (USED FOR) OPERATIONS .................................................      (37,066)            25,837
                                                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions .....................................................................      (10,549)            (9,652)
      Sale of equipment and other assets .....................................................          980                790
      Business acquisitions, net of cash acquired ............................................      (13,070)            (4,412)
      Notes receivable, financial investments and securities .................................      (14,016)             7,060
                                                                                                  ---------          ---------
NET CASH USED FOR INVESTING ACTIVITIES .......................................................      (36,655)            (6,214)
                                                                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt ...................................................................      (10,549)           (54,127)
      Purchase of ServiceMaster stock ........................................................       (1,901)                 -
      Shareholders' dividends ................................................................      (31,359)           (29,402)
      Other, net .............................................................................        2,273              6,354
                                                                                                  ---------          ---------
NET CASH USED FOR FINANCING ACTIVITIES .......................................................      (41,536)           (77,175)
                                                                                                  ---------          ---------

                                                                                                  ---------          ---------
CASH USED FOR DISCONTINUED OPERATIONS ........................................................       (7,876)           (26,234)
                                                                                                  ---------          ---------

CASH DECREASE DURING THE PERIOD ..............................................................     (123,133)           (83,786)
                                                                                                  ---------          ---------

CASH AND CASH EQUIVALENTS AT MARCH 31 ........................................................    $ 104,276          $ 318,858
                                                                                                  =========          =========


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

NOTE 2: The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company suggests that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

NOTE 3: The Company has identified the most important accounting policies in order to portray its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to heating, ventilation and air conditioning (HVAC), are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company eradicates termites through the use of baiting stations, as well as through non-baiting methods (e.g., fumigation or liquid treatment). Termite services using baiting stations as well as home warranty services typically are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (ongoing service costs for termite completions and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Revenue from trade name licensing arrangements is recognized when earned. Franchised revenues (which in the aggregate represent approximately three percent of consolidated revenue) consist principally of continuing monthly fees based upon the franchisee revenue. Monthly fee revenue is recognized when the related franchise revenue is reported from the franchisee and collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total franchise fee income (excluding trade name licensing) represented 35.4 percent and 21.5 percent of consolidated operating income for the three months ended March 31, 2003 and 2002, respectively. The portion of total franchise fee income related to initial fees received from the sale of a franchise were immaterial to the Company's consolidated financial statements for all periods.

Customer acquisition costs, which are incremental and direct costs of obtaining the customer, are deferred and amortized over the life of the contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen ChemLawn has significant seasonality to its business. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October. The Company incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues will be recognized in later quarters. This business also defers, on an interim basis, pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized approximately in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end.

As noted above, TruGreen's pre-season advertising costs are deferred and recognized approximately in proportion to the contract revenue over the year. Terminix also defers its advertising costs in the first quarter and recognizes the expense over the year. These costs are not deferred beyond the calendar year-end. The cost of direct-response advertising at Terminix is capitalized and amortized over its expected period of future benefits. This direct-response advertising consists primarily of direct-mail promotions, for which the cost is capitalized and amortized over the one-year customer contract life.

The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ materially from the actual results. Disclosures in the 2002 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgment. The areas discussed included the allowance for receivables, accruals for self-insured retention limits related to medical, workers compensation, auto and general liability insurance, the possible outcome of litigation and the useful lives for depreciation and amortization expense and the valuation of tangible and intangible assets. In 2003, there have been no changes in the significant areas that require estimates or in the methodologies.

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

NOTE 5: In accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," the Company's goodwill and indefinite lived intangible assets are not being amortized. Goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test. In the first quarter, the Company reviewed its intangible balances and removed the fully amortized asset as well as the related accumulated amortized balance on the financial statements. During this process certain reclassifications between categories were made. The following table summarizes the goodwill and intangible asset balances:



(IN THOUSANDS)                                 As of              As of
                                             March 31,         December 31,
                                               2003                2002
                                           --------------    -----------------
Goodwill (1)                                  $1,940,415           $1,919,780
Trade names (1)                                  238,550              238,550

Other intangible assets                           43,490               78,284
Accumulated amortization (2)                     (28,196)             (59,053)
                                           --------------    -----------------
Net other intangibles                             15,294               19,231
                                           --------------    -----------------
Total                                         $2,194,259           $2,177,561
                                           ==============    =================

(1)  Not subject to amortization.

(2) Annual amortization expense of approximately $7 million in 2003 is expected to decline over the next five years.

The table below presents, by segment, the goodwill and trade names that are not subject to amortization:

(IN THOUSANDS)                 March 31,           December 31,
                                 2003                  2002
                           ------------------    ------------------
TruGreen                            $935,009              $916,216
Terminix                             711,200               709,955
American Home Shield                  72,085                72,085
ARS/AMS                              347,968               347,968
Other Operations                     112,703               112,106
                           ------------------    ------------------
Total                             $2,178,965            $2,158,330
                           ==================    ==================

NOTE 6: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have not been considered outstanding in the diluted earnings per share calculations for both periods as their impact is anti-dilutive.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                   Three Months                          Three Months
                                                    Ended March 31, 2003                  Ended March 31, 2002
                                              --------------------------------       ------------------------------
CONTINUING OPERATIONS:                         INCOME       SHARES      EPS           INCOME      SHARES      EPS
----------------------                        --------     --------   ------         --------    --------   ------
 Basic earnings per share                        $4,675    297,801     $0.02          $11,858     300,173    $0.04
                                                                      ========                              =======
 Effect of dilutive securities -options                      3,834                                  6,912
                                              ----------   ---------                 ----------  ---------

 Diluted earnings per share                      $4,675    301,635     $0.02          $11,858     307,085    $0.04
                                              ==========   =========  ========       ==========  =========  =======




NOTE 7: Beginning in 2003, the Company is accounting for employee stock options as compensation expense in accordance with SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", provides alternative methods of transitioning to the fair value based method of accounting for employee stock options as compensation expense. The Company is using the "prospective method" of SFAS 148 and will expense the fair value of new employee option grants awarded subsequent to 2002. If the Company continues its historical pattern of option granting, the impact is expected to be approximately $.005 per share in 2003, growing to approximately $.03 per share over five years.

Prior to 2003, the Company accounted for employee share options under the intrinsic method of Accounting Principles Board Opinion 25, as permitted under GAAP. Had compensation expense for employee options been determined under the fair value based method of SFAS 123, proforma reported net income and net earnings per share would reflect the following:

                                                       Three Months Ended
                                                            March 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)              2003                  2002
                                              ----------------------------------

Net income as reported                                $4,675            $11,641

Add back:  Stock-based compensation
  expense included in reported net income,
  net of related tax effects                             164                  -

Deduct:  Total stock-based compensation
  expense   determined   under   fair  value
method,
  net of related tax effects                         (1,877)            (1,894)
                                              ---------------    ---------------
Proforma net income                                   $2,962             $9,747
                                              ===============    ===============

Basic Earnings Per Share:
  As reported                                          $0.02              $0.04

  Proforma                                             $0.01              $0.03

Diluted Earnings Per Share:
  As reported                                          $0.02              $0.04

  Proforma                                             $0.01              $0.03



NOTE 8: In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Under this Interpretation, certain entities known as "Variable Interest Entities" (VIE) must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company is required to apply the requirements of FIN 46 starting with its third quarter 2003 Form 10-Q filing. The

Company is presently assessing the impact of this Interpretation; however, it is not expected to have a material impact on the Consolidated Financial Statements. Based on information as of March 31, 2003, adoption of this Interpretation in 2003 could result in approximately $5 million to $60 million of real estate operating leases being included on the balance sheet as assets with associated debt.


NOTE 9: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 is presented in the following table:

                                              (IN THOUSANDS)
                                             2003         2002
                                        -----------   -----------
CASH PAID OR (RECEIVED) FOR:
Interest expense......................  $   23,491    $   28,969
Interest and dividend income..........  $   (2,156)   $   (3,198)
Income taxes..........................  $      618    $   28,090


The decrease in interest paid in 2003 is primarily due to reduced debt levels. The tax payment in 2002 resulted from the gain on the sale of the Management Services business.

NOTE 10: Total comprehensive income was $3.4 million and $13.1 million for the three months ended March 31, 2003 and 2002, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

NOTE 11: In 2001, the Company entered into an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. At March 31, 2003 and 2002, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future which would provide an alternative funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

NOTE 12: In October 2001, the Company's Board of Directors approved a series of strategic actions which were the culmination of an extensive portfolio review process that was initiated in the first quarter of 2001. As part of this portfolio review, the Company sold or exited certain non-strategic or under-performing businesses in the fourth quarter of 2001 and third quarter of 2002. The results of these discontinued business units have been separately classified as "Discontinued Operations" in the accompanying financial statements.

The Company continues to carry certain assets on its financial statements relating to these operations. Management is actively selling the remaining equipment and collecting the outstanding receivables. The Company believes that the remaining assets are presented at their net realizable value. In addition, reserves and accrual balances remain on the financial statements relating to these operations. Cash payments incurred in the first three months of 2003 include a cash adjustment to the purchase price of a 2001 disposition and wind-down of LandCare Construction contracts. The remaining balances are outlined in the table below.

In the  fourth  quarter  of  2001,  the  Company  recorded  a charge  for  asset impairments and other items which included accruals for residual value guarantees on leased properties, severance for former executives and terminated employees, and other costs.

The table below summarizes the activity during the three months ended March 31, 2003 for the remaining liabilities from the discontinued operations and the reserves for items recorded in the fourth quarter of 2001. The Company believes that the remaining reserves continue to be adequate and reasonable.

(IN THOUSANDS)                    Balance at           Cash         Balance at
                                  December 31,       Payments        March 31,
                                     2002            or Other          2003
                                  ------------      ----------    --------------
Remaining liabilities from
  discontinued operations
     LandCare Construction          $14,000         $2,800           $11,200
     Certified Systems, Inc.         13,600            400            13,200
     Management Services              1,600            200             1,400
     International businesses        21,400          8,900            12,500
     Other                           10,400            200            10,200
Reserves related to strategic
  actions in the fourth
  quarter of 2001                   $15,500         $1,300           $14,200



NOTE 13: The business of the Company is conducted through five operating segments: TruGreen, Terminix, American Home Shield, ARS/AMS and Other Operations. In accordance with Statement of Financial Accounting Standards No. 131, the Company's reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen
LandCare companies. The Terminix segment provides termite and pest control services to residential and commercial U.S. customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and certain appliances. This segment also includes home inspection services provided by AmeriSpec. The American Residential Services, (ARS) and American Mechanical Services (AMS) segment provides HVAC and plumbing services provided under the ARS, AMS and Rescue Rooter brand names. The Other Operations segment includes the franchise operations of ServiceMaster Clean and Merry Maids, which provide disaster restoration and cleaning services as well as the Company's headquarters operations which provides various technology, marketing, finance and other support services to the business units. Segment information is presented below.





(IN THOUSANDS)                                                Three Months            Three Months
                                                             Ended March 31,         Ended March 31,
                                                                  2003                    2002
--------------------------------------------------------------------------------------------------
Operating Revenue:
  TruGreen                                                      $225,869                 $229,143
  Terminix                                                       225,906                  220,273
  American Home Shield                                            94,224                   85,916
  ARS/AMS                                                        151,433                  165,091
  Other Operations                                                36,233                   33,840
--------------------------------------------------------------------------------------------------
Total Operating Revenue                                         $733,665                 $734,263
==================================================================================================

Operating Income (Loss):
  TruGreen                                                      $(8,830)                   $6,524
  Terminix                                                        33,528                   37,936
  American Home Shield                                             8,159                    3,355
  ARS/AMS                                                        (1,170)                  (2,886)
  Other Operations                                               (6,826)                  (5,233)
--------------------------------------------------------------------------------------------------
Total Operating Income                                           $24,861                  $39,696
==================================================================================================

                                                                 As of                    As of
                                                             March 31, 2003           Dec. 31, 2002
--------------------------------------------------------------------------------------------------
Identifiable Assets:
  TruGreen                                                    $1,188,442               $1,070,031
  Terminix                                                       839,102                  841,437
  American Home Shield                                           363,745                  376,059
  ARS/AMS                                                        478,571                  489,366
  Other Operations (and discontinued businesses)                 527,477                  638,045
--------------------------------------------------------------------------------------------------
Total Identifiable Assets                                     $3,397,337               $3,414,938
==================================================================================================

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

CONSOLIDATED REVIEW

Revenue for the first quarter of 2003 was $734 million, consistent with 2002, reflecting a solid increase at American Home Shield and growth in Terminix, TruGreen LandCare and the franchise operations, offset by revenue declines in the ARS/AMS segment and the lawn care operations of TruGreen. First quarter 2003 diluted earnings per share was $.02 compared to $.04 in 2002. Operating income was $25 million, compared to $40 million in 2002. The decline in profitability reflects the impact of late season cold weather and snowfall which delayed TruGreen's lawn care production season into later quarters as well as reduced lead flow in Terminix across southern regions of the country as cooler temperatures significantly reduced termite swarms and pest activity.

Cost of services rendered and products sold increased one percent for the quarter and increased as a percentage of revenue to 73.3 percent in 2003 from
72.3 percent in 2002. Selling and administrative expenses increased five percent and increased as a percentage of revenue to 23.1 percent in 2003 from 22.0 percent in 2002. The increase in selling and administrative expenses primarily reflects increased expenditures on marketing, as well as enterprise-wide technology and regulatory compliance initiatives.

Net interest expense decreased $4 million from 2002, primarily reflecting reduced debt levels. The tax provision in 2003 has returned to a normalized rate of 40 percent, which is a higher effective tax rate than 2002. The 2002 rate included the one-time benefit from utilizing the prior year net operating losses of the ServiceMaster Home Service Center operations.

OUTLOOK

Despite adverse economic and weather conditions, the Company expects that its business units will generate revenue and operating income growth in 2003. However, the Company expects this business growth to be offset by the increased cost of a higher tax rate and increased expenditures in marketing, technology, and regulatory compliance initiatives. These factors, combined with the current business trends, leads the Company to estimate that its 2003 earnings per share from continuing operations will match last year's figure.

The Company expects to realize continuing benefits from its strategic sourcing and Six Sigma initiatives and estimates they will contribute $.04 to $.05 per diluted share in 2003. In addition, the Company's debt reduction program is expected to reduce interest expense by approximately $.01 per diluted share in 2003. There are a number of factors that are expected to offset these items. The Company anticipates continued increases in health care, insurance, and to a lesser extent, fuel costs. The Company is aggressively focused on risk management and safety programs and has an active fuel cost management program in place. Nonetheless, based on current trends, cost increases in these areas are expected to have a negative impact in 2003 of approximately $.05 per diluted share. In addition, the Company has increased expenditures on marketing, technology, and process improvement to enhance operating efficiency, build greater customer satisfaction, and meet the demands of an increasingly regulatory environment. These increased expenditures in 2003 are expected to total $.03 to $.04 per diluted share. Finally, the 2002 effective income tax rate included a one-time benefit of approximately $.04 per diluted share resulting from the use of net operating losses of a subsidiary operation. The effective income tax rate for 2003 is expected to be a more normalized rate of approximately 40 percent.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three most profitable businesses of the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

                           KEY PERFORMANCE INDICATORS
                                 As of March 31,

                                                   2003              2002
                                               -------------     ------------
TRUGREEN -
   Growth in Full Program Contracts                   2%               -2%
   Customer Retention Rate                         63.5%             62.2%

TERMINIX -
   Growth in Pest Control Customers                   1%               11%
   Pest Control Customer Retention Rate            75.2%             77.1%

   Growth in Termite Customers                        0%                8%
   Termite Customer Retention Rate                 88.6%             89.9%

AMERICAN HOME SHIELD -
   Growth in Warranty Contracts                      12%               15%
   Customer Retention Rate                         53.3%             52.6%


SEGMENT REVIEW

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. The TruGreen segment reported revenue of $226 million in 2003, one percent below 2002. The segment's operating loss for the quarter was $9 million compared with operating income of $7 million in 2002. In the lawn care operations, customer counts increased more than two percent, however, revenue decreased eight percent as late season snowfall experienced throughout the central, mid-Atlantic and eastern regions of the country delayed TruGreen's ability to begin servicing residential contracts that had already been sold. The Company estimates that approximately $10 million to $15 million of production revenue was delayed to later quarters due to these weather factors. Management is focused on taking measures to capture all of the revenue associated with the contracts that have been sold, including ensuring that the labor force and vehicle capacity will be in place to meet the production demand. Operating income margins in the lawn care operations declined in 2003 compared with 2002 due to the reduced level of production. In the landscape maintenance business, revenue increased five percent during the first quarter of 2003 compared with 2002, reflecting a significant increase in snow removal revenue, partially offset by a decline in the level of enhancement sales (higher priced discretionary services such as seasonal flower plantings), which have been impacted by the weak economy. Operating income margins in the landscaping business declined in 2003 due to pricing pressures in the utility line clearing operations. Capital employed (computed as the segment's total assets less liabilities, exclusive of debt balances) in the TruGreen segment decreased one percent to $1.01 billion at March 31, 2003 compared with $1.03 billion at March 31, 2002.

The Terminix segment, which includes the domestic termite and pest control services, reported a three percent increase in revenue to $226 million from $220 million in 2002 and operating income of $34 million compared to $38 million in 2002. Revenue growth was supported by an increase in customer renewals and an increase in the commercial pest control customer base. However, adverse cooler temperatures that impacted many southern regions of the country significantly impeded the development of the termite swarm and other pest activity. As a result, termite and pest control sales leads have declined significantly. Due to the seasonal nature of the termite swarm, it is expected that approximately $20 million of lost volume cannot be recovered. The adverse weather conditions coupled with the weak economy contributed to the decline in customer retention rates. Management is optimistic, however, that as heavy precipitation has left several regions of the country with overall higher moisture levels, pending warmer weather should result in an increase in termite and pest activity. Operating income margins declined from 2002 and were impacted by a reduction in volume of new sales activity and incremental costs associated with Terminix's new information system. The rollout of this system to the branches is expected to be completed by the second quarter of 2004. Capital employed at March 31, 2003 was $602 million, consistent with $603 million at March 31, 2002.

The American Home Shield segment, which provides home warranties to consumers that cover HVAC, plumbing and other appliances, reported a 10 percent increase in revenue to $94 million from $86 million in 2002 and operating income of $8 million compared to $3 million in 2002. Revenue growth was driven primarily by a strong increase in renewals partially offset by a softening in new real estate closings. Although retention rates continue to improve, mortgage refinancings have resulted in an increase in cancellations in channels where the customer's warranty payment is included in the mortgage statement. The Company continues to expand its third-party sales channel and has successfully launched a relationship with a major insurance carrier. Operating margins improved substantially reflecting the leveraging of fixed costs from volume growth, a lower claims rate and favorable trending of prior year claims. Capital employed increased 15 percent to $101.7 million at March 31, 2003 compared to $88.5 million at March 31, 2002, reflecting volume growth in the business as well as a higher level of investments.

The ARS/AMS segment provides direct HVAC and plumbing services under the American Residential Services (ARS), Rescue Rooter, and American Mechanical
Services (AMS) (for large commercial accounts) brand names. Revenue for the quarter totaled $151 million in 2003, a decrease of eight percent from $165 million in 2002. The decline in revenue primarily reflects significant reduction in HVAC construction revenue in both the residential and commercial sectors, partially offset by an increase in add-on replacement HVAC activity. Despite the decline in revenue, the operating loss in the segment was reduced from $3 million in 2002 to $1 million, primarily due to improved gross margins and the timing of expenditures. Higher gross margins in both HVAC and plumbing service lines more than offset the lower earnings in the construction business. Capital employed decreased six percent to $394.5 million at March 31, 2003 compared to $421.5 million at March 31, 2002, reflecting reduced receivable levels.

The Other Operations segment includes the Company's ServiceMaster Clean, Merry Maids, and international operations as well as its headquarters functions. Reported segment revenue of $36 million in 2003 compared with $34 million in 2002, primarily reflected growth in the ServiceMaster Clean and Merry Maids businesses. This segment reported an operating loss of $7 million in 2003 compared with a loss of $5 million in 2002, reflecting double-digit growth in ServiceMaster Clean offset by increased expenditures related to marketing, technology, and regulatory compliance initiatives. Capital employed in this segment decreased significantly to $13.5 million at March 31, 2003 compared to $274.9 million at March 31, 2002, primarily reflecting reduced cash levels following the Company's debt reduction program.

FINANCIAL POSITION

Net cash flow used for operations was $37 million in the quarter, compared with operations providing net cash of $26 million in the first quarter of 2002. Historically, the first quarter is a period of investment for many of the Company's businesses as they prepare for the summer and fall production season. Consequently, the Company's first quarter cash flows from operations are lower than in any other quarter, and, are often negative. Several items impact the comparison of the 2003 cash flows from operations with 2002, with the largest component being approximately $35 million in lower deferred revenue associated with prepayments in 2003, primarily in TruGreen ChemLawn. TruGreen ChemLawn typically receives prepayments for its services in the fourth and first quarters. In preparation for the 2003 season, prepayment programs were launched earlier than the prior year resulting in an acceleration of prepayments (and cash flow) from the first quarter to the fourth quarter, relative to the prior year. In addition, lower sales at Terminix and a reduced prepayment discount resulted in fewer customers prepaying. Although many businesses continued to show improvements in receivables management in 2003, there was not the same level of incremental improvement that was experienced in 2002 when both TruGreen LandCare and ARS made substantial improvements in their receivable levels. The first quarter of 2002 also included a large payment for ServiceMaster Clean's work at the Pentagon. The cash flow comparison was also impacted by the timing of payments related to insurance, bonuses and vendors, with an increased level of payments in 2003 compared to 2002. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Cash and marketable securities totaled approximately $197 million at March 31, 2003. During 2002, the Company completed its debt reduction program announced in October 2001. As a result of strong cash flows and the net proceeds received from the Company's 2001 dispositions, total debt has been reduced by approximately $1.0 billion over the last two years and represents the Company's lowest debt levels in over five years. The debt reduction program enabled the Company to lengthen its maturity profile by focusing debt reductions on shorter maturities. Approximately 67 percent of the Company's debt now matures beyond five years and 42 percent beyond fifteen years. The Company's next significant debt maturity is not until 2005.

The Company maintains a three-year revolving credit facility for $490 million, which will expire in December 2004. As of March 31, 2003 the Company had issued approximately $147 million of letters of credit under the facility and had unused commitments of approximately $343 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. At March 31, 2003, there were no receivables outstanding that had been sold to third parties. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its eligible receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. The Company also maintains lease facilities with banks totaling $95 million that provide for the acquisition and development of properties to be leased by the Company. There are residual value guarantees of these properties up to 82 percent of the fair market value of the properties. At March 31, 2003, there was approximately $73 million funded under these facilities. Of the $95 million in facilities, $80 million expires in October 2004 and $15 million expires in January 2008. Approximately $15 million of these leases that involve constructed properties have been included on the balance sheet as assets with related debt as of March 31, 2003 and December 31, 2002, and the balance of the leases are operating leases. The majority of the Company's vehicle fleet is leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, then are month-to-month leases, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles, which historically have not resulted in significant net payments to the lessors. At March 31, 2003, there was approximately $256 million of residual value relating to the Company's fleet.

The following table presents the Company's obligations and commitments:

                                                                2004 and     2006 and      2008 and
(IN MILLIONS)                           TOTAL        2003         2005          2007      LATER YEARS
------------------------------------------------------------------------------------------------------
Debt balances                           $830         $24          $176          $71          $559
NON-CANCELABLE OPERATING LEASES (1)      267          51            99           63            54
------------------------------------------------------------------------------------------------------
Total amount                          $1,097         $75          $275         $134          $613

(1)  Includes lease payments and residual value guarantees on leased properties.

There have been no material changes in the terms of the Company's financing agreements since December 31, 2002. As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At March 31, 2003, the Company was in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2003, expects to be able to maintain compliance in the future.

The assets and liabilities relating to the discontinued companies have been classified in separate captions on the Condensed Consolidated Statements of Financial Position. Assets of the discontinued operations have declined reflecting cash collections on receivables and the sale of fixed assets. The liabilities from discontinued operations have declined as a result of a cash adjustment to the purchase price of the 2001 disposition of the Company's European pest control and property services operations as well as certain other payments.

Receivables and inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses and other assets increased from year-end primarily reflecting pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter at TruGreen ChemLawn and advertising at Terminix. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Deferred customer acquisition costs increased reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October. The lawn care operations incur incremental selling expenses at the beginning of the year that directly relate to successful sales in which the revenues will be recognized in later quarters. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Deferred revenues increased reflecting strong growth in warranty contracts written at American Home Shield.

Capital expenditures which include recurring capital needs and information technology projects are approximately at the same levels as prior year. The Company has no material capital commitments at this time. Tuck-in acquisitions in the first quarter of 2003 totaled $13 million, compared with $4 million in 2002. The 2003 acquisitions occurred primarily at TruGreen ChemLawn.

Total shareholders' equity was $1.2 billion at March 31, 2003 and December 31, 2002, reflecting earnings growth which was offset by cash dividends. Cash dividends paid directly to shareholders totaled $31 million or $.105 per share for the three months ended March 31, 2003. In April 2003, the Company paid a second quarter cash dividend of $.105 per share. If this quarterly dividend rate continues through 2003, it would result in an annual payment for 2003 of $.42 per share, a 2.4% increase over 2002. The Company approves its actual dividend payment on a quarterly basis and continually reviews its dividend policy, share repurchase program and other capital structure objectives. Although the Company has not undertaken material share repurchases during the first three months of 2003, it plans to continue its share repurchase program in the future. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's desire to maintain investment grade ratings, general business conditions, and other strategic investment opportunities.







FORWARD LOOKING STATEMENTS


THE COMPANY'S FORM 10-Q FILING CONTAINS STATEMENTS Date CONCERNING FUTURE RESULTS AND OTHER MATTERS THAT MAY BE DEEMED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY INTENDS THAT THESE FORWARD-LOOKING STATEMENTS, WHICH LOOK FORWARD IN TIME AND INCLUDE EVERYTHING OTHER THAN HISTORICAL INFORMATION, BE SUBJECT TO THE SAFE HARBORS CREATED BY SUCH LEGISLATION. THE COMPANY NOTES THAT THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD AFFECT ITS RESULTS OF OPERATIONS, FINANCIAL CONDITION OR CASH FLOWS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN A FORWARD-LOOKING STATEMENT INCLUDE THE FOLLOWING (AMONG OTHERS): EXTREME WEATHER CONDITIONS THAT AFFECT THE DEMAND FOR THE COMPANY'S SERVICES; COMPETITION IN THE MARKETS SERVED BY THE COMPANY; LABOR SHORTAGES OR INCREASES IN WAGE RATES; UNEXPECTED INCREASES IN OPERATING COSTS, SUCH AS HIGHER INSURANCE, HEALTH CARE OR FUEL PRICES; INCREASED GOVERNMENTAL REGULATION OF TELEMARKETING; GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES, ESPECIALLY AS THEY MAY AFFECT HOME SALES OR CONSUMER SPENDING LEVELS; TIME AND EXPENSES ASSOCIATED WITH INTEGRATING AND WINDING DOWN BUSINESSES; AND OTHER FACTORS DESCRIBED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

The Company generally maintains the majority of its debt at fixed rates (over 95% of total debt at December 31, 2002 and March 31, 2003) and, therefore, its exposure to interest rate fluctuations is not significant to the Company's results of operations. The payments on the approximately $73 million of funding outstanding under the Company's real estate operating lease facilities as well as its cancelable vehicle fleet and equipment operating leases are tied to floating interest rates. However, the Company does not expect interest rate fluctuations to be significant to the Company's results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjust based on changes in the Company's credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at March 31, 2003, a one rating category improvement in the Company's credit ratings would reduce expense on an annualized basis by approximately $0.7 million. A one rating category reduction in the Company's credit ratings would increase expense on an annualized basis by approximately $1.3 million.

The following table summarizes information about the Company's fixed rate debt instruments as of December 31, 2002 and presents the principal cash flows and related weighted-average interest rates by expected maturity dates. The fair value of the Company's fixed rate debt was approximately $880 million at December 31, 2002.


                             Expected Maturity Date
--------------------------------------------------------------------------------
                                                              There-
 (In millions)       2003    2004    2005     2006    2007    after     Total
-------------------- ------- ------- -------- ------- ------- --------- --------
Fixed rate debt      $31     $24     $151     $11     $59     $559      $835
  Avg. Rate          4.2%    4.8%    8.2%     6.0%    6.7%    7.5%      7.2%
================================================================================

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

ITEM 1:  LEGAL PROCEEDINGS

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

On May 14, 2003, the staff of the Securities and Exchange Commission advised ServiceMaster that it had concluded its review of activities at the former subsidiary and has not requested any additional information from ServiceMaster with regard to those activities.

The Securities and Exchange Commission requires disclosure of certain environmental matters where the amount involved exceeds $100,000. The Terminix International Company Limited Partnership, a subsidiary of the Company, and the Office of the Attorney General of the State of New York have been involved in discussions regarding Terminix's compliance with Article 33 of the New York Environmental Conservation Law regulating the application of pesticides. The Company does not expect this matter to result in a material adverse effect on its financial condition or results of operations.

ITEM 6(A): EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBIT

99.1              Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63
                   of Title 18 of the United States Code
99.2              Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63
                   of Title 18 of the United States Code


ITEM 6(B):    REPORTS ON FORM 8-K

A report on Form 8-K was filed on April 24, 2003, reporting under "Item 5. Other Events". The purpose of the report was to provide under Item 7, the press release issued by the Company on April 24, 2003 announcing the preliminary financial results for the first quarter of 2003. This report also provides under
Item 7, restated quarterly consolidated statements of income for 2002 and 2001 and restated quarterly business segment disclosures for 2002 and 2001.

A report on Form 8-K was filed on March 17, 2003, reporting under "Item 5. Other Events". The purpose of the report was to provide under Item 7, the press release issued by the Company on March 17, 2003 announcing the preliminary financial results for 2002 and restated results for 2001 and 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2003


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


Date:  May 15, 2003

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


Date:  May 15, 2003

                         /S/ STEVEN C. PRESTON
                         ----------------------
                         Steven C. Preston
                         Executive Vice President and Chief Financial Officer