Form 10-Q
period 2003-06-30
SERVICEMASTER CO
filed 2003-08-14
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2003

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         ---------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 1-14762

                            THE SERVICEMASTER COMPANY
             (Exact name of registrant as specified in its charter)

        Delaware                                            36-3858106
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3250 Lacey Road, Ste. 600, Downers Grove, Illinois             60515-1700
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 295,035,000 shares of common stock on August 5, 2003.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Statements of Income for the three and six
   months ended June 30, 2003 and June 30, 2002                                3

Condensed Consolidated Statements of Financial Position
   as of June 30, 2003 and December 31, 2002                                   4

Condensed Consolidated Statements of Cash Flows for the six months
   ended June 30, 2003 and June 30, 2002                                       5

Notes to Condensed Consolidated Financial Statements                           6

Item 2: Management Discussion and Analysis of Financial
   Condition and Results of Operations                                        12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk           19

Item 4: Controls and Procedures                                               20


PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders                  21

Item 6:  Exhibits and Reports on Form 8-K                                     21

Signature                                                                     23

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                      June 30,
                                                                      2003           2002           2003           2002
                                                                 -------------  -------------  -------------  -------------
OPERATING REVENUE .............................................   $ 1,052,629    $ 1,034,937    $ 1,786,294    $ 1,769,200

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ...................       679,241        680,381      1,217,160      1,211,192
Selling and administrative expenses ...........................       247,086        217,728        416,331        379,330
Amortization expense ..........................................         1,722          2,152          3,362          4,306
                                                                  -----------    -----------    -----------    -----------
Total operating costs and expenses ............................       928,049        900,261      1,636,853      1,594,828
                                                                  -----------    -----------    -----------    -----------

OPERATING INCOME ..............................................       124,580        134,676        149,441        174,372

NON-OPERATING  EXPENSE (INCOME):
Interest expense ..............................................        16,655         37,107         32,938         59,648
Interest and investment income.................................        (3,125)        (1,966)        (4,344)        (4,898)
Minority interest and other expense, net.......................         2,046          2,014          4,118          3,584
                                                                  -----------    -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .........       109,004         97,521        116,729        116,038
Provision for income taxes ....................................        42,817         35,313         45,867         41,972
                                                                  -----------    -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS .............................        66,187         62,208         70,862         74,066
Income (loss) from discontinued operations, net of income taxes          (637)           295           (637)            78
                                                                  -----------    -----------    -----------    -----------
NET INCOME ....................................................   $    65,550    $    62,503    $    70,225    $    74,144
                                                                  ===========    ===========    ===========    ===========


PER SHARE:
BASIC EARNINGS PER SHARE:
Income from continuing operations..............................         $0.22          $0.21          $0.24          $0.25
Discontinued operations, net  .................................             -              -              -              -
                                                                  -----------    -----------    -----------    -----------
                                                                        $0.22          $0.21          $0.24          $0.25
                                                                  ===========    ===========    ===========    ===========
SHARES                                                                296,819        301,092        297,307        300,653


DILUTED EARNINGS PER SHARE:
Income from continuing operations..............................         $0.22          $0.20          $0.24          $0.24
Discontinued operations, net  .................................             -              -              -              -
                                                                  -----------    -----------    -----------    -----------
                                                                        $0.22          $0.20          $0.23          $0.24
                                                                  ===========    ===========    ===========    ===========
SHARES                                                                308,947        316,474        301,188        307,700

Dividends per share............................................        $0.105          $0.10          $0.21          $0.20
                                                                  ===========    ===========    ===========    ===========







                  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   As of June 30,    As of Dec 31,
ASSETS                                                                  2003             2002
                                                                   --------------   --------------
CURRENT ASSETS:
Cash and cash equivalents .......................................   $   101,553      $   227,409
Marketable securities ...........................................        95,893           75,194
Receivables, less allowance of $31,122 and $27,616, respectively        397,643          332,186
Inventories .....................................................        82,520           67,748
Prepaid expenses and other assets ...............................        57,568           39,464
Deferred customer acquisition costs .............................        66,434           48,419
Deferred taxes and income taxes receivable ......................       114,996          123,100
Assets of discontinued operations ...............................         1,342            5,654
                                                                    -----------      -----------
       Total Current Assets .....................................       917,949          919,174
                                                                    -----------      -----------
PROPERTY AND EQUIPMENT:
At cost .........................................................       413,464          413,939
Less: accumulated depreciation ..................................      (228,331)        (219,062)
                                                                    -----------      -----------
  Net property and equipment ....................................       185,133          194,877
                                                                    -----------      -----------

OTHER  ASSETS:
Goodwill ........................................................     1,945,205        1,919,780
Intangible assets, primarily trade names ........................       252,090          257,781
Notes receivable ................................................        56,451           55,770
Long-term securities and other assets ...........................        79,784           67,556
                                                                    -----------      -----------
       Total Assets .............................................   $ 3,436,612      $ 3,414,938
                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ................................................   $    91,997      $    92,121
Accrued liabilities:
   Payroll and related expenses .................................        79,878           99,504
   Self-insured claims and related expenses .....................        85,556           84,521
   Other ........................................................       108,483          102,380
Deferred revenues ...............................................       433,785          397,290
Liabilities of discontinued operations ..........................        15,976           32,113
Current portion of long-term debt ...............................        30,213           31,135
                                                                    -----------      -----------
       Total Current Liabilities ................................       845,888          839,064
                                                                    -----------      -----------

LONG-TERM DEBT ..................................................       796,627          804,340

LONG-TERM LIABILITIES:
Deferred taxes ..................................................       345,087          312,500
Liabilities of discontinued operations ..........................        28,800           28,800
Other long-term obligations .....................................       125,799          111,225
                                                                    -----------      -----------
   Total Long-Term Liabilities ..................................       499,686          452,525
                                                                    -----------      -----------

MINORITY INTEREST ...............................................       100,309          100,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
     316,399 and 316,024 shares, respectively ...................         3,164            3,160
Additional paid-in capital ......................................     1,052,879        1,054,272
Retained earnings ...............................................       363,303          355,893
Accumulated other comprehensive income (loss) ...................         4,267             (849)
Restricted stock ................................................        (4,682)          (1,988)
Treasury stock ..................................................      (224,829)        (191,788)
                                                                    -----------      -----------
       Total Shareholders' Equity ...............................     1,194,102        1,218,700
                                                                    -----------      -----------
       Total Liabilities and Shareholders' Equity ...............   $ 3,436,612      $ 3,414,938
                                                                    ===========      ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                                2003         2002
                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT JANUARY 1 ....................................   $ 227,409    $ 402,644

CASH FLOWS FROM OPERATIONS:
NET INCOME ................................................................      70,225       74,144
     Adjustments to reconcile net income to net cash flows from operations:
        (Income) loss from discontinued operations ........................         637          (78)

        Depreciation expense ..............................................      25,336       24,291
        Amortization expense ..............................................       3,362        4,306
        Deferred income tax expense .......................................      39,738       39,758

         Change in working capital, net of acquisitions:
            Receivables ...................................................     (67,727)     (59,876)
            Inventories and other current assets ..........................     (47,739)     (62,160)
            Accounts payable ..............................................      (2,223)       4,590
            Deferred revenues .............................................      38,154       84,625
            Accrued liabilities ...........................................      (3,282)      22,179
            Other, net ....................................................       1,554       11,394
                                                                              ---------    ---------
NET CASH PROVIDED FROM OPERATIONS .........................................      58,035      143,173
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ..................................................     (21,399)     (29,387)
      Sale of equipment and other assets ..................................       7,794        1,140
      Business acquisitions, net of cash acquired .........................     (16,630)      (6,849)
      Notes receivable, financial investments and securities ..............     (20,173)      (4,228)
                                                                              ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES ....................................     (50,408)     (39,324)
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt ................................................     (15,256)    (295,570)
      Purchase of ServiceMaster stock .....................................     (48,975)          --
      Shareholders' dividends .............................................     (62,815)     (59,598)
      Other, net ..........................................................       6,399       12,825
                                                                              ---------    ---------
NET CASH USED FOR FINANCING ACTIVITIES ....................................    (120,647)    (342,343)
                                                                              ---------    ---------

CASH USED FOR DISCONTINUED OPERATIONS .....................................     (12,836)     (31,406)
                                                                              ---------    ---------

CASH DECREASE DURING THE PERIOD ...........................................    (125,856)    (269,900)
                                                                              ---------    ---------

CASH AND CASH EQUIVALENTS AT JUNE 30 ......................................   $ 101,553    $ 132,744
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

NOTE 2: The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company suggests that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

NOTE 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to heating, ventilation and air conditioning (HVAC), are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company eradicates termites through the use of baiting stations, as well as through non-baiting methods (e.g., fumigation or liquid treatment). Termite services using baiting stations as well as home warranty services typically are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (ongoing service costs for termite completions and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Revenue from trade name licensing arrangements is recognized when earned. Franchised revenues (which in the aggregate represent approximately three percent of consolidated revenue) consist principally of continuing monthly fees based upon the franchisee revenue. Monthly fee revenue is recognized when the related franchise revenue is reported from the franchisee and collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total franchise fee income (excluding trade name licensing) represented 8.8 percent and 7.3 percent of consolidated operating income for the three months ended June 30, 2003 and 2002, respectively and 13.2 percent and 10.5 percent for the six months ended June 30, 2003 and 2002, respectively. The portion of total franchise fee income related to initial fees received from the sale of a franchise were immaterial to the Company's consolidated financial statements for all periods.

Customer acquisition costs, which are incremental and direct costs of obtaining the customer, are deferred and amortized over the life of the contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen ChemLawn has significant seasonality to its business. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October. The Company incurs and defers incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues will be recognized in later quarters. This business also defers, on an interim basis, pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized approximately in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end.

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

The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ materially from the actual results. Disclosures in the 2002 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgment. The areas discussed included the allowance for receivables, accruals for self-insured retention limits related to medical, workers compensation, auto and general liability insurance, the possible outcome of litigation and the useful lives for depreciation and amortization expense and the valuation of tangible and intangible assets. In 2003, there have been no changes in the significant areas that require estimates or in the methodologies.

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

NOTE 5: In accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," the Company's goodwill and indefinite lived intangible assets are not being amortized. Goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test. In the first quarter, the Company reviewed its intangible balances and removed the fully amortized assets as well as the related accumulated amortized balance on the financial statements. During this process certain reclassifications between categories were made. The following table summarizes the goodwill and intangible asset balances:


(IN THOUSANDS)                                 As of                As of
                                             June 30,           December 31,
                                               2003                 2002
                                           ---------------    --------------
Goodwill (1)                                  $1,945,205        $1,919,780
Trade names (1)                                  238,550           238,550

Other intangible assets                           43,458            78,284
Accumulated amortization (2)                     (29,918)          (59,053)
                                           ---------------    --------------
Net other intangibles                             13,540            19,231
                                           ---------------    --------------
Total                                         $2,197,295        $2,177,561
                                           ===============    ==============

(1)  Not  subject  to   amortization.
(2) Annual amortization expense of approximately $7 million in 2003 is expected to decline over the next five years.

The table below presents, by segment, the goodwill that is not subject to amortization:

(IN THOUSANDS)                           June 30,            December 31,
                                           2003                  2002
                                     ------------------    ------------------
TruGreen                                     $803,548              $780,043
Terminix                                      619,300               618,055
American Home Shield                           72,085                72,085
ARS/AMS                                       337,491               337,491
Other Operations                              112,781               112,106
                                     ------------------    ------------------
Total                                      $1,945,205            $1,919,780
                                     ==================    ==================

NOTE 6: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding in the diluted earnings per share calculations if their impact is dilutive. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures. Shares potentially issuable under convertible securities have not been included in the diluted earnings per share calculation for the six months ended June 30, 2003 and 2002, respectively, as their effect would have been anti-dilutive.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                    Three Months                          Three Months
                                                     Ended June 30, 2003                   Ended June 30, 2002
                                               --------------------------------       ------------------------------
CONTINUING OPERATIONS:                          INCOME       SHARES      EPS           INCOME      SHARES     EPS
----------------------                         --------     --------   ------         --------    --------   ----
 Basic earnings per share                        $66,187    296,819     $0.22          $62,208    301,092    $0.21
                                                                       ======                                =====
 Effect of dilutive securities, net of tax:
  Options                                                     3,928                                 7,182
  Convertible securities                           1,195      8,200                      1,195      8,200
                                               ----------   ---------                 ----------  ---------

 Diluted earnings per share                      $67,382    308,947     $0.22          $63,403    316,474    $0.20
                                               ==========   =========  ======         ==========  =========  =====




                                                         Six Months                            Six Months
                                                    Ended June 30, 2003                   Ended June 30, 2002
                                              --------------------------------       ------------------------------
CONTINUING OPERATIONS:                         INCOME       SHARES      EPS           INCOME      SHARES     EPS
----------------------                        --------     --------   ------         --------    --------   ------
 Basic earnings per share                       $70,862    297,307     $0.24          $74,066     300,653    $0.25
                                                                       =====                                 =====
 Effect of dilutive securities - options                     3,881                                  7,047
                                              --------     --------                  --------    --------

 Diluted earnings per share                     $70,862    301,188     $0.24          $74,066     307,700    $0.24
                                              ==========   =========  ======         ========    ========    =====



NOTE 7: In 2003, the Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The primary impact to the Company of SFAS 145 is that it rescinds SFAS 4 which required all material gains and losses from the extinguishment of debt to be classified as extraordinary items. SFAS 145 requires that the more restrictive criteria of Accounting Principles Board Opinion No. 30 be used to determine whether such gains or losses are extraordinary. In the second quarter of 2002, the Company recorded an extraordinary loss of $.03 per diluted share ($15 million pretax, $9 million after-tax) from the early extinguishment of debt. As a result of the Company's adoption of SFAS 145 in 2003, this loss has been reclassified into interest expense, thereby reducing the previously reported 2002 diluted earnings per share from continuing operations by the same amount.

Beginning in 2003, the Company is accounting for employee stock options as compensation expense in accordance with SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", provides alternative methods of transitioning to the fair value based method of accounting for employee stock options as compensation expense. The Company is using the "prospective method" of SFAS 148 and is expensing the fair value of new employee option grants awarded subsequent to 2002. If the Company continues its historical pattern of option granting, the impact is expected to be approximately $.005 per share in 2003, growing to approximately $.03 per share over five years.

Prior to 2003, the Company accounted for employee share options under the intrinsic method of Accounting Principles Board Opinion No. 25, as permitted under GAAP. Had compensation expense for employee options been determined under the fair value based method of SFAS 123, proforma reported net income and net earnings per share would reflect the following:



                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)              2003               2002               2003              2002
                                              -----------------------------------     -------------------------------

Net income as reported                               $65,550            $62,503            $70,225           $74,144

Add back:  Stock-based compensation
  expense included in reported net income,
  net of related tax effects                             313                  -                477                 -

Deduct:  Total stock-based compensation
  expense   determined   under   fair  value
  method, net of related tax effects                  (1,884)            (1,894)            (3,761)           (3,788)
                                              ---------------        ------------     --------------       -----------
Proforma net income                                  $63,979            $60,609            $66,941           $70,356
                                              ===============        ============     ==============       ===========

Basic Earnings Per Share:
  As reported                                          $0.22              $0.21              $0.24             $0.25

  Proforma                                             $0.22              $0.20              $0.23             $0.23

Diluted Earnings Per Share:
  As reported                                          $0.22              $0.20              $0.23             $0.24

  Proforma                                             $0.21              $0.20              $0.22             $0.23



NOTE 8: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe adoption of this Statement will have a material impact on its Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are not expected to have a material impact on the Company's Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Under this Interpretation, certain entities known as "Variable Interest Entities" (VIE) must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company is required to apply the requirements of FIN 46 starting with its third quarter 2003 financial statements. The Company is presently assessing the impact of this Interpretation; however, it is not expected to have a material impact on the Consolidated Financial Statements. Based on information as of June 30, 2003, adoption of this Interpretation in 2003 could result in approximately $5 million to $60 million of real estate operating leases being included on the balance sheet as assets with associated debt.


NOTE 9: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 is presented in the following table:

                                                (IN THOUSANDS)
                                              2003         2002
                                          ----------   ----------
CASH PAID OR (RECEIVED) FOR:
Interest expense.......................  $   30,799   $   60,338
Interest and dividend income...........  $   (4,353)  $   (6,108)
Income taxes...........................  $    3,409   $   31,294

The 2002 interest paid includes $15 million related to the early extinguishment of debt. The remaining decrease in interest paid reflects reduced debt levels in 2003. The tax payment in 2002 resulted from the gain on the sale of the Management Services business.

NOTE 10: Total comprehensive income was $71.9 million and $57.7 million for the three months ended June 30, 2003 and 2002, respectively and $75.3 million and $70.9 million for the six months ended June 30, 2003 and 2002, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

NOTE 11: The Company has an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen ChemLawn and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. At June 30, 2003 and 2002, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future which would provide an additional funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

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

The Company continues to carry certain assets on its financial statements relating to these operations. Management's intent is to sell the remaining equipment and collect the outstanding receivables. The Company believes that the remaining assets are presented at their net realizable value. In addition, reserves and accrual balances remain on the financial statements relating to these operations. Cash payments in the first six months of 2003 include an adjustment to the sales price of a prior year disposition which was expensed in 2002. The remaining balances are outlined in the table below.

In the  fourth  quarter  of  2001,  the  Company  recorded  a charge  for  asset impairments and other items which included accruals for residual value guarantees on leased properties, severance for former executives and terminated employees, and other costs.

The table below summarizes the activity during the six months ended June 30, 2003 for the remaining liabilities from the discontinued operations and the reserves for items recorded in the fourth quarter of 2001. The Company believes that the remaining reserves continue to be adequate and reasonable.



(IN THOUSANDS)                        Balance at          Cash                         Balance at
                                     December 31,       Payments        Income/         June 30,
                                         2002           or Other       (Expense)          2003
                                    ---------------   -----------    ------------    --------------
Remaining liabilities from
  discontinued operations
     LandCare Construction              $14,000         $4,400              $ -           $9,600
     Certified Systems, Inc.             13,600          1,200                -           12,400
     Management Services                  1,600          1,200                -              400
     International businesses            21,400          9,900           (1,000)          12,500
     Other                               10,400            500                -            9,900
Reserves related to strategic
  actions in the fourth
  quarter of 2001                       $15,500         $2,300              $ -          $13,200



NOTE 13: The business of the Company is conducted through five operating segments: TruGreen, Terminix, American Home Shield, ARS/AMS and Other Operations. In accordance with Statement of Financial Accounting Standards No. 131, the Company's reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen
LandCare companies. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. This segment also includes home inspection services provided by

AmeriSpec. The ARS/AMS segment provides HVAC and plumbing installation and repair services provided under the ARS Service Express, American Mechanical Services and Rescue Rooter brand names. The Other Operations segment includes the franchise operations of ServiceMaster Clean and Merry Maids, which provide disaster restoration and cleaning services as well as the Company's headquarters operations which provides various technology, marketing, finance and other support services to the business units. Segment information is presented below.



(IN THOUSANDS)                          Three Months         Three Months             Six Months            Six Months
                                       Ended June 30,       Ended June 30,          Ended June 30,        Ended June 30,
                                            2003                 2002                    2003                  2002
----------------------------------------------------------------------------------------------------------------------
Operating Revenue:
  TruGreen                                $455,449             $434,279                $681,318              $663,422
  Terminix                                 260,588              256,652                 486,494               476,925
  American Home Shield                     126,149              116,440                 220,373               202,356
  ARS/AMS                                  172,977              192,079                 324,410               357,170
  Other Operations                          37,466               35,487                  73,699                69,327
----------------------------------------------------------------------------------------------------------------------
Total Operating Revenue                 $1,052,629           $1,034,937              $1,786,294            $1,769,200
======================================================================================================================

Operating Income:
  TruGreen                                 $67,723              $67,920                 $58,893               $74,444
  Terminix                                  41,897               44,289                  75,425                82,225
  American Home Shield                      23,162               17,834                  31,321                21,189
  ARS/AMS                                    3,838               10,191                   2,668                 7,305
  Other Operations                        (12,040)              (5,558)                (18,866)              (10,791)
----------------------------------------------------------------------------------------------------------------------
Total Operating Income                    $124,580             $134,676                $149,441              $174,372
======================================================================================================================




                                                                         As of                    As of
                                                                     June 30, 2003            Dec. 31, 2002
-------------------------------------------------------------------------------------------------------------

Identifiable Assets:
  TruGreen                                                            $1,179,097                 $1,070,031
  Terminix                                                               833,006                    841,437
  American Home Shield                                                   397,118                    376,059
  ARS/AMS                                                                480,685                    489,366
  Other Operations (and discontinued businesses)                         546,706                    638,045
-------------------------------------------------------------------------------------------------------------
Total Identifiable Assets                                             $3,436,612                 $3,414,938
=============================================================================================================


    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

CONSOLIDATED REVIEW

Revenue for the second quarter of 2003 was $1.05 billion, two percent above 2002. Second quarter 2003 diluted earnings per share was $.22 compared with $.20 in 2002. In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds SFAS 4 that required all material gains and losses from the extinguishment of debt to be classified as extraordinary items. In the second quarter of 2002, the Company recorded an extraordinary loss of $.03 per diluted share ($15 million pretax, $9 million after-tax) from the early extinguishment of debt. As a result of the Company's adoption of SFAS 145 in 2003, this loss was reclassified into interest expense, thereby reducing the previously reported 2002 diluted earnings per share from continuing operations by $.03.

Operating income for the second quarter was $125 million, compared to $135 million in 2002. The decrease in operating income reflects continued strong results at American Home Shield and increased lawn care production at TruGreen, offset by reduced service volume in the ARS/AMS segment, the impacts of unfavorable weather and economic conditions in the Terminix operations and reduced profitability in the TruGreen LandCare operations.

Cost of services rendered and products sold for the quarter was consistent with the level in 2002 and decreased as a percentage of revenue to 64.5 percent in 2003 from 65.7 percent in 2002. This decrease reflects a change in the mix of the business as American Home Shield, TruGreen ChemLawn and Terminix increased in size in relationship to the overall business of the Company. These businesses generally operate at higher gross margin levels than the rest of the business, but incur somewhat higher selling and administrative expenses as a percentage of revenue. Selling and administrative expenses increased 13 percent and increased as a percentage of revenue to 23.5 percent for the quarter in 2003 from 21.0 percent in 2002. The increase in selling and administrative expenses primarily reflects the change in business mix described above, as well as increased expenditures on sales and marketing.

Net interest expense decreased $22 million from 2002, reflecting the aforementioned reclassification of the $15 million extraordinary loss in 2002 as well as lower interest expense resulting from reduced debt levels and higher interest income. The tax provision in 2003 reflects a higher effective tax rate than the prior year as the 2002 rate included the one-time benefit from utilizing the prior year net operating losses of the ServiceMaster Home Service Center operations.

OUTLOOK

In spite of difficult conditions, the Company continues to target 2003 earnings in the range of $.56 per share, reflecting increased costs of approximately $.04 to $.05 per share from higher healthcare and insurance costs and $.03 per share from a higher tax rate, partially offset by $.04 to $.05 per share in savings generated by the Company's Six Sigma and strategic sourcing initiatives. The Company is instituting additional cost and wage controls to keep it on track to meet its expectations for the year. The Company's ability to hit its earnings target depends on disciplined selling and field execution and a moderate upturn in the economy during the second half. While working to deliver short-term performance, the Company is simultaneously working to improve top-line growth by building compelling brand positions, deepening geographic penetration and expanding its access to customers through multiple channels.

SEGMENT REVIEW

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. The TruGreen segment reported second quarter revenue of $455 million in 2003, a five percent increase over 2002. The segment's operating income of $68 million was consistent with the prior year, reflecting solid growth in the lawn care operations offset by declines in the landscape maintenance and utility line clearing operations. Revenue in the lawn care operations increased eight percent for the second quarter, reflecting substantially increased production levels resulting from the recapture of some of the revenue that was delayed in the first quarter. First quarter production was delayed due to late spring snowfalls and cool weather conditions in the central, mid-Atlantic and eastern regions of the country. In the landscape maintenance business, revenue decreased one percent during the second quarter of 2003 compared with 2002, reflecting a reduced level of enhancement sales (higher priced discretionary services such as seasonal flower plantings), which have been impacted by the weak economy. In the lawn care operations, operating income grew reflecting the increased production, however, margins declined primarily due to higher direct costs from the increased level of production and increased insurance and fuel costs. Overall sales and marketing costs have risen reflecting the efforts in non-telemarketing channels. Restrictions on telemarketing, TruGreen ChemLawn's primary sales channel, continue to increase and the Company has implemented changes in its marketing, operations and service to address these restrictions. The Company has reallocated marketing spending to direct mail, television and community-based affiliations. In addition, in late 2001, the Company implemented quality of service initiatives to improve the retention of existing customers. Operating income margins in the landscaping business declined reflecting substantially lower profitability in the utility line clearing operations and increased sales costs. Capital employed in the TruGreen segment increased two percent to $1.08 billion at June 30, 2003 compared with $1.06 billion at June 30, 2002, primarily reflecting tuck-in acquisitions. Capital employed is defined as the segment's total assets less liabilities, exclusive of debt balances. The Company believes these figures are useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company's business segments.

The Terminix segment, which includes termite and pest control services, reported a two percent increase in second quarter revenue to $261 million from $257 million in 2002 and operating income of $42 million compared to $44 million in 2002. Revenue growth was supported by an increase in renewals of higher priced termite bait contracts and stronger growth in the commercial pest control customer base. This growth, however, was partially offset by fewer sales of new termite contracts which the Company attributes to the abnormally cool weather conditions. The cool conditions impeded the termite swarm which generates most of the lead flow in the second quarter. The Company is less reliant on swarming activity in later months of the year. Operating income margins declined from 2002 and were impacted by a reduction in the volume of new termite customers, as well as the incremental costs associated with Terminix's new information system. This decline was partially offset by a decrease in damage claims expense of $5.6 million relating to the acquired Sears damage claim liability. Capital employed at June 30, 2003 was $578 million, consistent with $581 million at June 30, 2002.

The American Home Shield (AHS) segment, which provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances, reported an eight percent increase in revenue to $126 million from $116 million in 2002 and 30 percent growth in operating income to $23 million compared with $18 million in 2002. The increase in revenue was driven by strong growth in renewal contracts, partially offset by a lower level of sales in the real estate channel which was impacted by a decline in the number of listings in AHS's markets. Operating margins improved significantly reflecting a lower claims rate and favorable trending of prior year claims. AHS has benefited from the weather patterns that negatively affected Terminix and the ARS/AMS segment. Capital employed increased 34 percent to $119 million at June 30, 2003 compared to $89 million at June 30, 2002, reflecting volume growth in the business as well as a higher level of cash investments. The calculation of capital employed for the AHS segment includes approximately $149 million and $116 million of cash, cash equivalents and marketable securities at June 30, 2003 and 2002, respectively. The interest and gains/losses on these investments are reported below operating income as non-operating income/expense.

The ARS/AMS segment provides direct HVAC and plumbing installation and repair services under the ARS Service Express, Rescue Rooter, and American Mechanical Services (for large commercial accounts)
brand names. Second quarter revenue totaled $173 million in 2003, a decrease of 10 percent from $192 million in 2002. Economic conditions and cooler weather have affected this business along with the entire HVAC and plumbing industries. The decline in revenue reflects a reduced level of HVAC construction revenue in both the residential and commercial sectors, as well as decreases in the plumbing and HVAC service lines, partially offset by modest improvement in HVAC add-on/replacement activity. The increased add-on/replacement activity and strong increases in the backlog of its commercial business are encouraging factors. Second quarter operating margins declined compared with 2002, reflecting the decrease in revenue and an increase in sales and marketing expenditures. Capital employed decreased seven percent to $387 million at June 30, 2003 compared with $417 million at June 30, 2002, as working capital and equipment have been managed down to reflect the size of the business. In the third quarter, management will conduct a review of certain branches in order to determine their profit potential. Based on this review, under-performing branches may be closed or certain activities exited. The outcome of this review may lead management to complete an assessment of its goodwill in the third quarter in accordance with SFAS 142.

The Other Operations segment includes the Company's ServiceMaster Clean, Merry Maids, and international operations as well as its headquarters functions. Segment revenue of $37 million in 2003 compared with $35 million in 2002, primarily reflecting the impact of acquisitions at Merry Maids and growth in the ServiceMaster Clean business, primarily in disaster restoration services. This segment reported an operating loss of $12 million in 2003 compared with a loss of $6 million in 2002, reflecting continued strong growth in the combined franchise operations offset by increased expenditures related to marketing, technology, and regulatory/compliance initiatives. Capital employed in this segment decreased significantly, primarily reflecting an increase in deferred tax liabilities and a reduction in cash balances.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

CONSOLIDATED REVIEW

Revenue  for the six months in 2003  increased  one  percent  to $1.79  billion.
Diluted earnings per share from continuing operations were $.24 for both periods. As discussed in the three-month comparison, the Company's adoption of SFAS 145 in 2003 has resulted in the reclassification into interest expense of the $.03 per diluted share extraordinary loss recorded in 2002, thereby reducing the previously reported 2002 diluted earnings per share from continuing operations to $.24 for the six months.

Operating income was $149 million in 2003, compared to $174 million in 2002. The decline in profitability reflects strong growth at American Home Shield, offset by decreases in TruGreen's landscaping operations from lower enhancement activity and reduced profitability in the utility line clearing operations, higher sales costs as well as labor-related costs in TruGreen's lawn care operations resulting from weather-related delays earlier in the year, and reduced lead flow at Terminix as cooler temperatures significantly reduced termite swarms and pest activity.

Cost of services rendered and products sold increased slightly for the six months and decreased as a percentage of revenue to 68.1 percent in 2003 from
68.5 percent in 2002 reflecting the business mix shift described in the second quarter discussion. Selling and administrative expenses increased 10 percent and increased as a percentage of revenue to 23.3 percent in 2003 from 21.4 percent in 2002 as a result of the change in the mix of the business and increased expenditures relating to sales and marketing, enterprise-wide technology, and regulatory/compliance initiatives.

Net interest expense for the six months decreased $26 million from 2002, reflecting the reclassification of the $15 million extraordinary loss in 2002 into interest expense as well as lower interest expense resulting from reduced debt levels. The tax provision in 2003 reflects a higher effective tax rate than the prior year as the 2002 rate included the one-time benefit from utilizing the prior year net operating losses of the ServiceMaster Home Service Center operations.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three most profitable businesses of the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.


                                                    KEY PERFORMANCE INDICATORS
                                                         As of June 30,

                                                      2003             2002
                                                   ---------        ----------
TRUGREEN -
   Growth in Full Program Contracts                      2%              1%
   Customer Retention Rate                            64.1%           64.5%

TERMINIX -
   Growth in Pest Control Customers                      1%             12%
   Pest Control Customer Retention Rate               75.8%           77.5%

   Growth in Termite Customers                          -2%              8%
   Termite Customer Retention Rate                    88.6%           90.1%

AMERICAN HOME SHIELD -
   Growth in Warranty Contracts                          9%             15%
   Customer Retention Rate                            53.2%           53.2%


SEGMENT REVIEW

For the six months, the TruGreen segment reported revenue of $681 million in 2003, an increase of three percent over 2002. Operating income totaled $59 million compared with $74 million in 2002. In the lawn care operations, revenue increased three percent over 2002 reflecting growth in the number of customers, which has been supported by tuck-in acquisitions. Restrictions on telemarketing activities continue to increase and TruGreen ChemLawn has broadened its marketing approach through increased expenditures on direct mail and television advertising. Sales through non-telemarketing channels doubled this year compared with the prior year. The rolling twelve-month retention rate has declined, however, with the increased level of moisture experienced this year, the Company believes there is a good chance to show improving retention over the next two quarters relative to 2002 when dry conditions in selected regions increased cancellations. Revenue in the landscape maintenance business increased two percent for the six months, reflecting a significant increase in first quarter snow removal revenue, partially offset by a decline in the level of enhancement sales. Operating income margins in the lawn care operations declined in 2003 compared with 2002, reflecting higher sales and marketing costs as well as higher labor related costs resulting from the underutilization of labor in the first quarter due to weather-related delays in production, as well as increased insurance costs. Operating income margins in the landscaping operations declined in 2003 reflecting substantially lower margins in the utility line clearing operations, as well as increased insurance costs and higher sales expenditures.

The Terminix segment reported a two percent increase in revenue for the six months to $486 million from $477 million in 2002 and operating income of $75 million compared to $82 million in 2002. The growth in revenue reflects an increase in higher priced bait contracts in the renewal base. Adverse cooler temperatures that impacted many southern regions of the country significantly impeded the development of the termite swarm and other pest activity. As a result, termite and pest control sales leads declined significantly during the six months. In addition, the weather conditions and the weak economy are reflected in the decline in customer retention rates. Operating income margins have decreased reflecting the reduction of new termite sales activity as well as incremental costs associated with the unit's new information system.

The American Home Shield segment reported a nine percent increase in revenue to $220 million from $202 million in 2002 and operating income of $31 million compared to $21 million in 2002. The increase in revenue reflects strong double-digit growth in renewal contracts, partially offset by a reduced level of sales through the real estate and direct to consumer sales channels. The retention rate is consistent with 2002, as mortgage refinancings have resulted in an increase in cancellations in channels where the customer's warranty payment is included in the mortgage statement. Operating margins improved as the segment benefited from a decrease in the incidence of claims and favorable trending of prior year claims.

The ARS/AMS segment reported revenue for the six months of $324 million in 2003, a decrease of nine percent from $357 million in 2002. The decrease in revenue primarily reflects a significant reduction in HVAC construction activity as well as lower plumbing and HVAC repair volume, partially offset by an increase in add-on/replacement HVAC activity. The add-on/replacement increase is important as the transaction includes the sale of a piece of equipment which carries with it a higher price point and total margin. For the six months, operating margins declined reflecting the decrease in revenue and increased expenditures in sales and marketing. As discussed in the second quarter comparison, management will conduct a review of certain branches in the third quarter in order to determine their profit potential. Based on this review, under-performing branches may be closed or certain activities exited. The outcome of this review may lead management to complete an assessment of its goodwill in the third quarter in accordance with SFAS 142.

The Other Operations segment reported segment revenue of $74 million in 2003 compared with $69 million in 2002, reflecting increases in both the ServiceMaster Clean and Merry Maids businesses. For the six months, this segment reported an operating loss of $19 million in 2003 compared with a loss of $11 million in 2002, reflecting continued growth in profits of the combined franchise operations, offset by higher costs related to marketing, technology, and compliance initiatives incurred at the headquarters level.

FINANCIAL POSITION

Net cash flow provided from operations for the first six months was $58 million, compared with $143 million in the previous year. The majority of the reduction was experienced in the first quarter and is largely attributed to a higher level of working capital usage. Several items impact the year over year comparison of the cash flows from operations, with the largest component being approximately $46 million in lower deferred revenue, primarily associated with customer prepayments in TruGreen ChemLawn (approximately $22 million). TruGreen ChemLawn typically receives prepayments from certain customers for the full season in the fourth and first quarters. In preparation for the 2003 season, prepayment programs were launched earlier than the prior year resulting in an acceleration of prepayments (and cash flow) from the first quarter to the fourth quarter, relative to the prior year. The Company has also lowered the prepayment discount it offers customers which resulted in fewer customers prepaying. The Company believes the margin benefit from a lower discount outweighed the benefit from receiving payments earlier. In addition, deferred revenue growth at Terminix decreased reflecting reduced sales growth. Although many businesses continued to show improvements in receivables management in 2003, there was not the same level of incremental improvement that was experienced in 2002 when both TruGreen LandCare and ARS made substantial improvements in their receivable levels. The cash flow comparison was also impacted by the timing of insurance, bonus and vendor payments, with an increased level of payments in 2003 compared to 2002. Consistent with historical patterns, the second half of the year is expected to experience higher cash flow and the Company still anticipates its cash from operations for the year to be significantly in excess of its net income.
Management expects that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Cash and marketable securities totaled approximately $197 million at June 30, 2003, approximately $105 million below the level at the beginning of the year. The Company believes the cash balance will build significantly through the end of the year due to the seasonally high levels of cash flow in the third and fourth quarters. During 2002, the Company completed its debt reduction program announced in October 2001. As a result of strong cash flows and the net proceeds received from the Company's 2001 dispositions, total debt has been reduced by approximately $1.0 billion over the last two and one-half years and represents the Company's lowest debt levels in six years. The debt reduction program enabled the Company to lengthen its maturity profile by focusing debt reductions on shorter maturities. Approximately 68 percent of the Company's debt now matures beyond five years and 42 percent beyond fifteen years. The Company's next significant debt maturity is not until 2005.

The Company maintains a three-year revolving credit facility for $490 million, which will expire in December 2004. As of June 30, 2003 the Company had no borrowings outstanding, but had issued approximately $153 million of letters of credit under the facility and, therefore, had unused commitments of approximately $337 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. At June 30, 2003, there were no receivables outstanding that had been sold to third parties. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its eligible receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. The Company also maintains lease facilities with banks totaling $95 million that provide for the acquisition and development of properties to be leased by the Company. There are residual value guarantees of these properties up to 82 percent of the fair market value of the properties. At June 30, 2003, there was approximately $73 million funded under these facilities. Of the $95 million in facilities, $80 million expires in October 2004 and $15 million expires in January 2008. Approximately $15 million of these leases that involve constructed properties have been included on the balance sheet as assets with related debt as of June 30, 2003 and December 31, 2002, and the balance of the leases are operating leases. The majority of the Company's vehicle fleet is leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month leases, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles, which historically have not resulted in significant net payments to the lessors. At June 30, 2003, there was approximately $264 million of residual value relating to the Company's fleet.

The following table presents the Company's obligations and commitments:




                                                          2004 and      2006 and       2008 and
(IN MILLIONS)                        TOTAL     2003         2005          2007        later years
--------------------------------------------------------------------------------------------------
Debt balances                        $827      $15          $176           $71            $565
Non-cancelable operating leases (1)   285       36           114            76              59
--------------------------------------------------------------------------------------------------
Total amount                       $1,112      $51          $290          $147            $624



(1) Includes lease payments and residual value guarantees on leased properties.

There have been no material changes in the terms of the Company's financing agreements since December 31, 2002. As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At June 30, 2003, the Company was in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2003, expects to be able to maintain compliance in the future.

The assets and liabilities relating to the discontinued operations have been classified in separate captions on the Condensed Consolidated Statements of Financial Position. Assets of the discontinued operations have declined reflecting cash collections on receivables and the sale of fixed assets. The liabilities from discontinued operations have declined as a result of a cash adjustment to the selling price of the 2001 disposition of the Company's European pest control and property services operations as well as certain other payments.

Receivables and inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses and other assets increased from year-end primarily reflecting pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter at TruGreen ChemLawn. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Deferred customer acquisition costs increased reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers that are rendered primarily in March through October. The lawn care operations incur and defer incremental selling expenses at the beginning of the year that directly relate to successful sales in which the revenues will be recognized in later quarters. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Deferred revenues grew from year-end reflecting increased volume in termite baiting contracts and increased customer prepayments for lawn care services.

Capital expenditures, which include recurring capital needs and information technology projects, are below prior year levels. In the prior year, there was a significant payment relating to the residual value guarantees for leases on assisted living facilities that were subsequently sold. The Company has no material capital commitments at this time. Tuck-in acquisitions for the six months ended June 30, 2003 and 2002 were $21.5 and $9.3 million, respectively. The consideration consisted of cash payments and seller financed notes. The 2003 acquisitions occurred primarily at TruGreen ChemLawn.

Total shareholders' equity was $1.19 billion at June 30, 2003 and $1.22 billion at December 31, 2002. The change reflects earnings in the first half of the year, which was offset by cash dividends and share repurchases. Cash dividends paid directly to shareholders totaled $63 million or $.21 per share for the six months ended June 30, 2003. In July 2003, the Company paid a third quarter cash dividend of $.105 per share and declared a fourth quarter cash dividend of $.105 per share payable on October 31, 2003. This quarterly dividend payment provides for an annual payment for 2003 of $.42 per share, a 2.4% increase over 2002. The Company approves its actual dividend payment on a quarterly basis and continually reviews its dividend policy, share repurchase program and other capital structure objectives. Through the first six months of 2003, the Company has repurchased $49 million of its shares and anticipates purchasing $25 to $50 million of additional shares in the second half of 2003. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's desire to maintain investment grade ratings, general business conditions, and other strategic investment opportunities.









FORWARD LOOKING STATEMENTS

THE COMPANY'S FORM 10-Q FILING CONTAINS STATEMENTS CONCERNING FUTURE RESULTS AND OTHER MATTERS THAT MAY BE DEEMED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY INTENDS THAT THESE FORWARD-LOOKING STATEMENTS, WHICH LOOK FORWARD IN TIME AND INCLUDE EVERYTHING OTHER THAN HISTORICAL INFORMATION, BE SUBJECT TO THE SAFE HARBORS CREATED BY SUCH LEGISLATION. THE COMPANY NOTES THAT THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD AFFECT ITS RESULTS OF OPERATIONS, FINANCIAL CONDITION OR CASH FLOWS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN A FORWARD-LOOKING STATEMENT INCLUDE THE FOLLOWING (AMONG OTHERS): EXTREME WEATHER CONDITIONS THAT AFFECT THE DEMAND FOR THE COMPANY'S SERVICES; COMPETITION IN THE MARKETS SERVED BY THE COMPANY; LABOR SHORTAGES OR INCREASES IN WAGE RATES; UNEXPECTED INCREASES IN OPERATING COSTS, SUCH AS HIGHER INSURANCE, HEALTH CARE OR FUEL PRICES; INCREASED GOVERNMENTAL REGULATION OF TELEMARKETING; GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES, ESPECIALLY AS THEY MAY AFFECT HOME SALES OR CONSUMER SPENDING LEVELS; TIME AND EXPENSES ASSOCIATED WITH INTEGRATING AND WINDING DOWN BUSINESSES; AND OTHER FACTORS DESCRIBED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

The Company generally maintains the majority of its debt at fixed rates (over 95% of total debt at December 31, 2002 and June 30, 2003) and, therefore, its exposure to interest rate fluctuations is not significant to the Company's results of operations. The payments on the approximately $73 million of funding outstanding under the Company's real estate operating lease facilities as well as its cancelable vehicle fleet and equipment operating leases are tied to floating interest rates. However, the Company does not expect interest rate fluctuations to be significant to the Company's results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjust based on changes in the Company's credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at June 30, 2003, a one rating category improvement in the Company's credit ratings would reduce expense on an annualized basis by approximately $0.8 million. A one rating category reduction in the Company's credit ratings would increase expense on an annualized basis by approximately $1.4 million.

The following table summarizes information about the Company's fixed rate debt instruments as of December 31, 2002 and presents the principal cash flows and related weighted-average interest rates by expected maturity dates. The fair value of the Company's fixed rate debt was approximately $880 million at December 31, 2002.




                             Expected Maturity Date
                          ---------------------------
                                                                 There-
  (In millions)       2003    2004    2005     2006    2007      after     Total
 -------------------------------------------------------------------------------
 Fixed rate debt      $31     $24     $151     $11     $59       $559      $835
   Avg. Rate          4.2%    4.8%    8.2%     6.0%    6.7%      7.5%      7.2%
 ===============================================================================

                             CONTROLS AND PROCEDURES

The Company's Chairman and Chief Executive Officer, Jonathan P. Ward, and the Company's Chief Financial Officer, Steven C. Preston, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

Messrs. Ward and Preston have concluded that the Company's disclosure controls and procedures provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls and procedures are based upon a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of the Company in Downers Grove, Illinois. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's 2003 Annual Meeting ("Annual Meeting") of Shareholders was held on May 21, 2003 in Chicago, Illinois.

(b)  The following persons were elected as Class of 2006 directors:

NAME                      VOTES FOR       VOTES WITHHELD      BROKER NON-VOTES
------------------       -----------      --------------      ----------------
Herbert P. Hess          223,603,503        13,512,624               N/A
Dallen W. Peterson       223,599,871        13,516,256               N/A
David K. Wessner         224,123,795        12,992,332               N/A

No votes were cast for any other nominee for directors. The Class of 2004 continuing in office are: Brian Griffiths, Sidney E. Harris, James D. McLennan and Donald G. Soderquist. The Class of 2005 continuing in office are: Paul W. Berezny, Jr., Roberto R. Herencia, Betty Jane Scheihing and Jonathan P. Ward.

Subsequent to the Annual Meeting, the Board of Directors elected John Carl to the Class of 2006.

(c) The shareholders also voted on four proposals at the Annual Meeting. The following table shows the vote tabulation for the shares represented at the meeting:


                                                     Votes              Votes            Votes            Broker
Proposal                                              For              Against          Withheld         Non-Votes
---------------------------------------------    ---------------    --------------    -------------    --------------
Ratification of Deloitte & Touche's
  selection as independent auditor                  229,729,226         6,567,661          819,240               N/A
Approval of the ServiceMaster 2003
  Equity Incentive Plan                             200,426,299        34,925,497        1,764,330               N/A
Approval of the ServiceMaster
  Annual Bonus Plan                                 164,846,308        19,561,496        2,353,105        50,355,217
Shareholder proposal relating to
  Poison Pills                                       91,067,197        89,311,340        6,363,159        50,374,431



ITEM 6(A): EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    -------------------------

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) or 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) or 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 6(B):    REPORTS ON FORM 8-K

A report on Form 8-K was filed on August 5, 2003. The purpose of the report was to provide under Item 12, the press release issued by the Company on August 5, 2003 announcing the preliminary financial results for the second quarter of 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2003


           THE SERVICEMASTER COMPANY
           (Registrant)

           By:                    /S/STEVEN C. PRESTON
              ------------------------------------------------------

                                      Steven C. Preston
           Executive Vice President and Chief Financial Officer