Form 10-Q
period 2003-09-30
SERVICEMASTER CO
filed 2003-11-14
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                     -------
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 295,172,000 shares of common stock on November 5, 2003.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Statements of Income for the three and nine
   months ended September 30, 2003 and September 30, 2002                      3

Condensed Consolidated Statements of Financial Position
   as of September 30, 2003 and December 31, 2002                              4

Condensed Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2003 and September 30, 2002                             5

Notes to Condensed Consolidated Financial Statements                           6

Item 2: Management Discussion and Analysis of Financial
   Condition and Results of Operations                                        13

Item 3:  Quantitative and Qualitative Disclosures About
   Market Risk                                                                22

Item 4: Controls and Procedures                                               23


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings                                                    24

Item 6:  Exhibits and Reports on Form 8-K                                     24

Signature                                                                     25

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Three Months Ended          Nine Months Ended
                                                                           September 30,                September 30,
                                                                       2003          2002            2003           2002
                                                                   -----------    -----------    -----------    -----------
OPERATING REVENUE .............................................   $ 1,018,263    $   987,757    $ 2,762,076    $ 2,713,490

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ...................       670,321        664,646      1,844,558      1,835,892
Selling and administrative expenses ...........................       221,105        197,612        637,362        576,861
Amortization expense ..........................................         1,126          2,126          4,488          6,432
Charge for impaired assets ....................................       480,670              -        480,670              -
                                                                  -----------    -----------    -----------    -----------
Total operating costs and expenses ............................     1,373,222        864,384      2,967,078      2,419,185
                                                                  -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS) .......................................      (354,959)       123,373       (205,002)       294,305

NON-OPERATING  EXPENSE (INCOME):
Interest expense ..............................................        16,285         17,030         49,223         76,678
Interest and investment income ................................        (1,857)          (405)        (6,201)        (5,303)
Minority interest and other expense, net ......................         1,986          1,905          6,104          5,489
                                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES ..............................................      (371,373)       104,843       (254,128)       217,441
Provision for income taxes, 2003 includes a $98 million
    benefit relating to the impairment charge .................       (54,847)        38,828         (8,774)        79,424
                                                                  -----------    -----------    -----------    -----------


INCOME (LOSS) FROM CONTINUING OPERATIONS ......................      (316,526)        66,015       (245,354)       138,017

Income (loss) from discontinued operations, net of income taxes        (1,440)         2,068         (2,387)         4,210
                                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) .............................................   $  (317,966)   $    68,083    $  (247,741)   $   142,227
                                                                  ===========    ===========    ===========    ===========

PER SHARE:
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations ......................   $     (1.08)   $      0.22    $     (0.83)   $      0.46

Discontinued operations, net ..................................             -            .01          (0.01)           .01
                                                                  -----------    -----------    -----------    -----------
                                                                  $     (1.08)   $      0.23    $     (0.84)   $      0.47
                                                                  ===========    ===========    ===========    ===========
SHARES ........................................................       294,119        301,093        296,233        300,805


DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations ......................   $     (1.08)   $      0.21    $     (0.83)   $      0.45

Discontinued operations, net ..................................             -            .01          (0.01)           .01
                                                                  -----------    -----------    -----------    -----------
                                                                  $     (1.08)   $      0.22    $     (0.84)   $      0.46
                                                                  ===========    ===========    ===========    ===========
SHARES ........................................................       294,119        313,649        296,233        315,155






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)



                                                                  As of Sept. 30,  As of Dec. 31,
ASSETS                                                                  2003           2002
                                                                    -----------    -----------
CURRENT ASSETS:
Cash and cash equivalents .......................................   $   171,242    $   227,177
Marketable securities ...........................................        90,039         75,194
Receivables, less allowance of $28,401 and $27,616, respectively        388,828        322,954
Inventories .....................................................        77,116         67,187
Prepaid expenses and other assets ...............................        42,762         38,879
Deferred customer acquisition costs .............................        52,028         48,419
Deferred taxes and income taxes receivable ......................       103,335        123,100
Assets of discontinued operations ...............................         2,523         22,586
                                                                    -----------    -----------
       Total Current Assets .....................................       927,873        925,496
                                                                    -----------    -----------
PROPERTY AND EQUIPMENT:
   At cost ......................................................       392,672        388,582
   Less: accumulated depreciation ...............................      (211,719)      (200,027)
                                                                    -----------    -----------
     Net property and equipment .................................       180,953        188,555
                                                                    -----------    -----------

OTHER  ASSETS:
Goodwill ........................................................     1,508,982      1,919,780
Intangible assets, primarily trade names ........................       217,026        257,781
Notes receivable ................................................        54,841         55,770
Long-term securities and other assets ...........................        85,398         67,556
                                                                    -----------    -----------
       Total Assets .............................................   $ 2,975,073    $ 3,414,938
                                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ................................................   $    85,107    $    90,876
Accrued liabilities:
   Payroll and related expenses .................................        96,036         97,819
   Self-insured claims and related expenses .....................        75,873         83,225
   Other ........................................................        97,298        102,095
Deferred revenues ...............................................       394,338        397,290
Liabilities of discontinued operations ..........................        20,471         36,624
Current portion of long-term debt ...............................        29,503         31,135
                                                                    -----------    -----------
       Total Current Liabilities ................................       798,626        839,064
                                                                    -----------    -----------

LONG-TERM DEBT ..................................................       795,964        804,340

LONG-TERM LIABILITIES:
     Deferred taxes .............................................       278,147        312,500
     Liabilities of discontinued operations .....................        32,307         30,682
     Other long-term obligations ................................       126,044        109,343
                                                                    -----------    -----------
        Total Long-Term Liabilities .............................       436,498        452,525
                                                                    -----------    -----------

MINORITY INTEREST ...............................................       100,309        100,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1 billion shares; issued
     317,059 and 316,024 shares, respectively ...................         3,170          3,160
Additional paid-in capital ......................................     1,056,396      1,054,272
Retained earnings ...............................................        14,338        355,893
Accumulated other comprehensive income (loss) ...................         5,062           (849)
Restricted stock ................................................        (4,509)        (1,988)
Treasury stock ..................................................      (230,781)      (191,788)
                                                                    -----------    -----------
       Total Shareholders' Equity ...............................       843,676      1,218,700
                                                                    -----------    -----------
       Total Liabilities and Shareholders' Equity ...............   $ 2,975,073    $ 3,414,938
                                                                    ===========    ===========




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                Nine Months Ended
                                                                                   September 30,
                                                                                2003         2002
                                                                             ----------    ---------
CASH AND CASH EQUIVALENTS AT JANUARY 1 ....................................  $  227,177    $ 402,642

CASH FLOWS FROM OPERATIONS:
NET INCOME (LOSS) .........................................................    (247,741)     142,227
     Adjustments to reconcile net income to net cash flows from operations:
        (Income) loss from discontinued operations ........................       2,387       (4,210)
        Charge for impaired assets, net of tax ............................     383,152            -
        Depreciation expense ..............................................      36,972       35,932
        Amortization expense ..............................................       4,488        6,432
        Deferred income tax expense .......................................      81,500       69,990

         Change in working capital, net of acquisitions:
            Receivables ...................................................     (71,876)     (49,015)
            Inventories and other current assets ..........................     (16,495)     (31,196)
            Accounts payable ..............................................      (5,665)      (1,433)
            Deferred revenues .............................................      (2,488)      34,222
            Accrued liabilities ...........................................        (443)      27,349
            Other, net ....................................................       2,156       12,640
                                                                              ---------    ---------
NET CASH PROVIDED FROM OPERATIONS .........................................     165,947      242,938
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ..................................................     (30,059)     (41,352)
      Sale of equipment and other assets ..................................       8,581        1,976
      Business acquisitions, net of cash acquired .........................     (24,297)     (10,132)
      Notes receivable, financial investments and securities ..............     (15,155)      (1,512)
      Proceeds from business sales ........................................      21,300       30,500
                                                                              ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES ....................................     (39,630)     (20,520)
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt ................................................     (24,802)    (338,129)
      Purchase of ServiceMaster stock .....................................     (56,768)     (14,529)
      Shareholders' dividends .............................................     (93,814)     (91,374)
      Other, net ..........................................................      11,392       15,385
                                                                              ---------    ---------
NET CASH USED FOR FINANCING ACTIVITIES ....................................    (163,992)    (428,647)
                                                                              ---------    ---------


CASH USED FOR DISCONTINUED OPERATIONS .....................................     (18,260)     (26,120)
                                                                              ---------    ---------

CASH DECREASE DURING THE PERIOD ...........................................     (55,935)    (232,349)
                                                                              ---------    ---------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 .................................   $ 171,242    $ 170,293
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

NOTE 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to heating, ventilation and air conditioning (HVAC), are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company eradicates termites through the use of baiting stations, as well as through non-baiting methods (e.g., fumigation or liquid treatment). Termite services using baiting stations as well as home warranty services typically are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (ongoing service costs for termite completions and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Revenue from trade name licensing arrangements is recognized when earned. Franchised revenues (which in the aggregate represent approximately three percent of consolidated revenue) consist principally of continuing monthly fees based upon the franchisee revenue. Monthly fee revenue is recognized when the related franchise revenue is reported from the franchisee and collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total franchise fee income (excluding trade name licensing) represented 3.0 percent and 8.4 percent of consolidated operating income (loss) for the three months ended September 30, 2003 and 2002, respectively and 14.8 percent and 9.7 percent for the nine months ended September 30, 2003 and 2002, respectively. The portion of total franchise fee income related to initial fees received from the sale of a franchise were immaterial to the Company's consolidated financial statements for all periods.

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

The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ materially from the actual results. Disclosures in the 2002 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgment. The areas discussed included the allowance for receivables, accruals for self-insured retention limits related to medical, workers compensation, auto and general liability insurance, the possible outcome of litigation and the useful lives for depreciation and amortization expense and the valuation of tangible and intangible assets. In 2003, there have been no changes in the significant areas that require estimates or in the methodologies which underlie these estimates. As discussed in Note 5, in the third quarter of 2003, the Company recorded a charge to reduce the value of its goodwill and intangible assets.

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

NOTE 5: In accordance with Statement of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The fair value of goodwill and other intangible assets has been determined after reviewing several valuation techniques and primarily utilizing the present value of future cash flows. The Company's annual assessment date is in the fourth quarter. However, based on recent events such as certain branch closures in American Residential Services (ARS) and the sale of Trees Inc., as well as underlying trends in the Company's HVAC, plumbing and commercial landscape businesses, management concluded in the third quarter that the operations were not expected to able to generate the necessary cash flows to support the current value of goodwill and intangible assets. In the beginning of 2003, management believed that the significant declines in these businesses were an anomaly and that the operations, with an anticipated good summer season, would show ongoing improvement which would validate the amount of goodwill and intangible assets on the financial statements. However, these recent events coupled with the earlier decline have caused management to conclude that the businesses are unlikely to meet previous projections which supported the valuation of the intangibles and therefore, an impairment charge is necessary at this time. The Company had discussed such events and trends in previous press releases and periodic filings with the Securities and Exchange Commission.

A valuation was performed during the third quarter of 2003 which incorporated third quarter 2003 performance. Based on the evaluation, it was determined that the fair value of the Company's goodwill and intangible assets was less than their carrying value. The Company used an independent valuation firm to confirm the Company's assessment of the fair value of its goodwill and other intangible assets. In the third quarter of 2003, the Company recorded a non-cash impairment charge totaling $481 million pre-tax or $383 million net of tax. The charge consisted of $224 million at American Residential Services, $68 million at American Mechanical Services and $189 million at TruGreen Landcare. The impairment charge included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $98 million, or approximately 20 percent of the pre-tax charge amount. The following table summarizes the goodwill and intangible asset activity and balances:



(IN THOUSANDS)                    As of                                                                                As of
                                 Dec. 31,                          Reclass-         Impairment                       Sept. 30,
                                  2002            Additions       ification (3)       Charges         Amort.           2003
                               -------------    -------------    ------------    ---------------    -----------    -------------
Goodwill(1)                     $1,919,780          $30,597          $4,816         $(446,211)           $  -      $ 1,508,982
Trade names(1)                     238,550                -               -           (33,757)              -          204,793


Other intangible assets             78,284            3,008        (38,554)            (6,008)              -           36,730
Accumulated amortization(2)       (59,053)                -          33,738              5,306        (4,488)         (24,497)
                               -------------    -------------    ------------    ---------------    -----------    -------------
Net other intangibles               19,231            3,008         (4,816)              (702)        (4,488)           12,233
                               -------------    -------------    ------------    ---------------    -----------    -------------
Total                           $2,177,561          $33,605           $   -        $ (480,670)       $(4,488)       $1,726,008
                               =============    =============    ============    ===============    ===========    =============

(1)  Not subject to amortization.
(2) Annual amortization expense of approximately $6 million in 2003 is expected to decline over the next five years.
(3) In the first quarter, the Company reviewed its intangible balances and removed the fully amortized assets as well as the related accumulated amortized balance on the financial statements. During this process certain reclassifications between categories were made.


The table below presents, by segment, the goodwill that is not subject to amortization:

  (IN THOUSANDS)                   Sept. 30,          Dec. 31,
                                     2003               2002
                                 -------------     --------------
  TruGreen                          $647,936           $780,043
  Terminix                           620,200            618,055
  American Home Shield                72,085             72,085
  ARS/AMS                             56,171            337,491
  Other Operations                   112,590            112,106
                                 -------------     --------------
  Total                           $1,508,982         $1,919,780
                                 =============     ==============


NOTE 6: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding in the diluted earnings per share calculations if their impact is dilutive. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures. Due to the losses incurred for the three and nine months ended September 30, 2003, the denominator does not include the effects of share equivalents as it would result in a less dilutive computation. As a result, diluted earnings per share are the same as basic earnings per share.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                       Three Months                          Three Months
                                                      Ended September 30, 2003              Ended September 30, 2002
                                                  --------------------------------       ------------------------------
                                                   Income
CONTINUING OPERATIONS:                             (Loss)       Shares      EPS           Income      Shares     EPS
----------------------                           ----------   ---------  --------       ----------  ---------  -------
 Basic earnings per share                        $(316,526)     294,119    $(1.08)        $66,015     301,093    $0.22
                                                                           =======                               =====
 Effect of dilutive securities, net of tax:
  Options                                                             -                                 4,356
  Convertible securities                                  -           -                      1,195      8,200
                                                  ----------   ---------                 ----------  ---------
 Diluted earnings per share                      $(316,526)     294,119    $(1.08)         $67,210    313,649    $0.21
                                                  ==========   =========  ========       ==========  =========  =======





                                                             Nine Months                           Nine Months
                                                       Ended September 30, 2003              Ended September 30, 2002
                                                   --------------------------------       ------------------------------
                                                    Income
CONTINUING OPERATIONS:                              (Loss)       Shares      EPS           Income      Shares     EPS
----------------------                             ----------   ---------  --------       ----------  ---------  -------
 Basic earnings per share                           $(245,354)   296,233   $(0.83)        $138,017     300,805    $0.46
                                                                           =======                                =====
 Effect of dilutive securities, net of tax:
  Options                                                              -                                 6,150
  Convertible securities                                   -           -                      3,585      8,200
                                                   ----------   ---------                 ----------  ---------

 Diluted earnings per share                        $(245,354)    296,233   $(0.83)         $141,602    315,155    $0.45
                                                   ==========   =========  ========       ==========  =========  =======


NOTE 7: In 2003, the Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The primary impact to the Company of SFAS 145 is that it rescinds SFAS 4 which required all material gains and losses from the extinguishment of debt to be classified as extraordinary items. SFAS 145 requires that the more restrictive criteria of Accounting Principles Board Opinion No. 30 be used to determine whether such gains or losses are extraordinary. In the second quarter of 2002, the Company recorded an extraordinary loss of $.03 per diluted share ($15 million pre-tax, $9 million after-tax) from the early extinguishment of debt. As a result of the Company's adoption of SFAS 145 in 2003, this loss has been reclassified into interest expense, thereby reducing the previously reported 2002 diluted earnings per share from continuing operations by the same amount.

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

Prior to 2003, the Company accounted for employee share options under the intrinsic method of Accounting Principles Board Opinion No. 25, as permitted under GAAP. Had compensation expense for employee options been determined under the fair value based method of SFAS 123, proforma reported net income and net earnings per share would reflect the following:



                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)              2003               2002              2003            2002
                                              -------------------------------------------------------------------
Net income (loss) as reported                     $(317,966)            $68,083       $(247,741)        $142,227

Add back:  Stock-based compensation
  expense included in reported net income,
  net of related tax effects                             233                  -              710               -

Deduct:  Stock-based compensation
  expense   determined   under   fair  value
method, net of related tax effects                    (1,922)            (1,894)          (5,683)         (5,682)
                                              ---------------    ---------------    -------------    ------------
Proforma net income (loss)                        $(319,655)            $66,189       $(252,714)        $136,545
                                              ===============    ===============    =============    ============

Basic Earnings Per Share:
  As reported                                        $(1.08)              $0.23          $(0.84)           $0.47

  Proforma                                           $(1.09)              $0.22          $(0.85)           $0.45

Diluted Earnings Per Share:
  As reported                                        $(1.08)              $0.22          $(0.84)           $0.46

  Proforma                                           $(1.09)              $0.21          $(0.85)           $0.44




NOTE 8: In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Under this Interpretation, certain entities known as "Variable Interest Entities" (VIE) must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. The original effective date for FIN 46 was deferred and the Company is now required to apply the requirements of FIN 46 starting with its fourth quarter 2003 financial statements. The Company is presently assessing the impact of this Interpretation; however, it is not expected to have a material impact on the Consolidated Financial Statements. Based on information as of September 30, 2003, adoption of FIN 46 in 2003 could result in approximately $53 million of real estate operating leases being included on the balance sheet as assets with associated debt.


NOTE 9: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 is presented in the following table:

                                           (IN THOUSANDS)
                                         2003           2002
                                    ------------    ------------
CASH PAID OR (RECEIVED) FOR:
Interest expense..................  $    53,698     $    83,751
Interest and dividend income......  $    (6,365)    $    (8,195)
Income taxes......................  $     6,081     $    36,629

The 2002 interest paid includes $15 million (pre-tax) related to the early extinguishment of debt. The remaining decrease in interest paid reflects reduced debt levels and lower interest rates in 2003. The tax payment in 2002 resulted from the gain on the sale of the Management Services business.

NOTE 10: Total comprehensive income (loss) was ($317) million and $71 million for the three months ended September 30, 2003 and 2002, respectively and ($242) million and $142 million for the nine months ended September 30, 2003 and 2002, respectively. Total comprehensive income (loss) includes primarily net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

NOTE 11: The Company has an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen ChemLawn and Terminix to a wholly owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. At September 30, 2003 and 2002, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an additional funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

NOTE 12: In September 2003, the Company sold the assets and related operational obligations of Trees, Inc., the utility line clearing operations of TruGreen LandCare, to an independent subsidiary of Asplundh Subsidiary Holdings, Inc., for approximately $20 million in cash. The impact of the sale was not material to the Company's Consolidated Financial Statements for 2003. The results of the utility line clearing operations of Trees, Inc. have been reclassified as "Discontinued Operations" and are not included in continuing operations. Prior year earnings per share from continuing operations in the quarter and nine months were reduced $.01 to reflect the reclassification of the divested utility line clearing business as discontinued operations.

In October 2001, the Company's Board of Directors approved a series of strategic actions, which were the culmination of an extensive portfolio review process that was initiated in the first quarter of 2001. As part of this portfolio review, the Company sold or exited certain non-strategic or under-performing businesses in the fourth quarter of 2001 and third quarter of 2002. The results of these discontinued business units have been separately classified as "Discontinued Operations" in the accompanying financial statements. The Company continues to carry certain assets on its financial statements relating to these operations.

Management's intent is to collect the outstanding receivables. The Company believes that the remaining assets are presented at their net realizable value. In addition, reserves and accrual balances remain on the financial statements relating to these operations. Cash payments in the first nine months of 2003 include an adjustment to the sales price of a prior year disposition, which was expensed in 2002. The remaining balances are outlined in the table below.

In the  fourth  quarter  of  2001,  the  Company  recorded  a charge  for  asset impairments and other items which included accruals for residual value guarantees on leased properties, severance for former executives and terminated employees, and other costs.

The table below summarizes the activity during the nine months ended September 30, 2003 for the remaining liabilities from the discontinued operations and the reserves for items recorded in the fourth quarter of 2001. The Company believes that the remaining reserves continue to be adequate and reasonable.



         (IN THOUSANDS)                     Balance at          Cash                           Balance at
                                           December 31,       Payments         Income/         Sept. 30,
                                               2002           or Other        (Expense)           2003
                                          ---------------    -----------     -------------    -------------
         Remaining liabilities from
           discontinued operations
              LandCare Construction           $14,000           $6,600            $ -             $7,400
              LandCare utility line
                 clearing business (1)          6,300              N/A            N/A             11,800
              Certified Systems, Inc.          13,600            1,900                            11,700
              Management Services               1,600            1,200                               400
              International businesses         21,400           10,300         (1,000)            12,100
              Other                            10,400            1,000                             9,400
         Reserves related to strategic
           actions in the fourth
           quarter of 2001                    $15,500           $2,700           $900            $11,900



(1) In September 2003, the Company sold the assets and related operational obligations of Trees, Inc., the utility line clearing operations of TruGreen LandCare. The Company retained certain liabilities in connection with the sold operations.


NOTE 13: In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service ("IRS"). From 1986 through 1997 most operations of the Company were conducted in partnership form, free of federal corporate income tax. In 1997 the Company converted from partnership to corporate form. During that period, the Company was not reviewed by the IRS. In 2003, the IRS notified the Company of its intent to examine the Company's consolidated income tax returns for 2002, 2001 and 2000. The Company expects the IRS to complete its examination in early 2005. As with any review of this nature, the outcome of the IRS examination is not known at this time. The Company believes it has recorded the appropriate tax provision, tax liabilities and deferred tax accounts.

NOTE 14: The business of the Company is conducted through five operating segments: TruGreen, Terminix, American Home Shield, ARS/AMS and Other Operations. In accordance with SFAS 131, the Company's reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The ARS/AMS segment provides HVAC and plumbing installation and repair services provided under the ARS Service Express, American Mechanical Services and Rescue Rooter brand names. The Other Operations segment includes the franchise operations of ServiceMaster Clean and Merry Maids, which provide disaster restoration and cleaning services as well as the Company's headquarters operations which provides various technology, marketing, finance and other support services to the business units. Segment information is presented below.



(IN THOUSANDS)                               Three Months          Three Months           Nine Months          Nine Months
                                           Ended Sept. 30,        Ended Sept. 30,       Ended Sept. 30,      Ended Sept. 30,
                                                 2003                  2002                   2003                2002
------------------------------------------------------------------------------------------------------------------------------
Operating Revenue:
  TruGreen                                    $418,106               $395,811             $1,056,943           $1,015,766
  Terminix                                     246,714                235,414                733,208              712,339
  American Home Shield                         132,096                121,639                352,469              323,995
  ARS/AMS                                      181,538                192,721                505,948              549,891
  Other Operations                              39,809                 42,172                113,508              111,499
------------------------------------------------------------------------------------------------------------------------------
Total Operating Revenue                     $1,018,263               $987,757             $2,762,076           $2,713,490
==============================================================================================================================

Operating Income (Loss):
  TruGreen (1)                              $(117,148)                $74,582              $(57,739)             $145,586
  Terminix                                      32,461                 25,359                107,886              107,584
  American Home Shield                          21,602                 19,715                 52,923               40,904
  ARS/AMS (1)                                (284,482)                  7,736              (281,814)               15,041
  Other Operations                             (7,392)                (4,019)               (26,258)             (14,810)
------------------------------------------------------------------------------------------------------------------------------
Total Operating Income (Loss) (1)           $(354,959)               $123,373             $(205,002)             $294,305
==============================================================================================================================


(1) In the third quarter of 2003, the Company recorded a non-cash, pre-tax impairment charge of $481 million related to its goodwill and intangible assets. Approximately $189 million of the charge is associated with the TruGreen LandCare operations reported in the TruGreen segment, and the remaining $292 million relates to the ARS/AMS segment.



                                                                 As of                    As of
                                                            Sept. 30, 2003            Dec. 31, 2002
---------------------------------------------------------------------------------------------------
Identifiable Assets:
  TruGreen                                                     $960,694                 $1,053,099
  Terminix                                                      835,241                    841,437
  American Home Shield                                          413,499                    376,059
  ARS/AMS                                                       189,470                    489,366
  Other Operations (and discontinued businesses)                576,169                    654,977
---------------------------------------------------------------------------------------------------
Total Identifiable Assets                                    $2,975,073                 $3,414,938
===================================================================================================


      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

CONSOLIDATED REVIEW

Revenue for the third quarter of 2003 was $1.02 billion, three percent above 2002. The Company reported a net loss from continuing operations in 2003 of ($317) million and a loss from discontinued operations of ($1) million. The third quarter net loss of ($318) million in 2003 compared with net income of $68 million in 2002 and diluted earnings per share was a ($1.08) loss in 2003 and $.22 in 2002.

Diluted earnings per share from continuing operations for the quarter was a ($1.08) loss in 2003 compared with $.21 in 2002. The diluted earnings per share for 2003 includes a non-cash impairment charge of $1.30 per share ($481 million pre-tax, $383 million after-tax). The prior year earnings per share from continuing operations for the quarter were reduced $.01 to reflect the reclassification of the divested utility line clearing business as discontinued operations. Operating income for the third quarter 2003 was a loss of ($355) million, compared with income of $123 million in 2002. The 2003 figure includes the $481 million non-cash impairment charge. The increase in operating income before the charge reflects a strong profit increase at Terminix, increased lawn care production at TruGreen, continued growth at American Home Shield, offset by the impact of the impairment charge and reduced profitability in TruGreen's landscaping operations and the American Mechanical Services operations.

In the third quarter, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its American Residential Services (ARS), American Mechanical Services (AMS) and TruGreen LandCare business units of $481 million pre-tax which is $383 million after-tax or $1.30 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets", goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Based on recent events and underlying trends in its HVAC, plumbing and commercial landscape business, the Company determined these businesses were unlikely to meet previous management projections. In the beginning of 2003, management believed that the significant declines in these businesses were an anomaly and that the operations, with an anticipated good summer season, would show ongoing improvement which would validate the amount of goodwill and intangible assets on the financial statements. However, these recent events coupled with the earlier decline have caused management to conclude that the businesses are unlikely to meet previous projections which supported the valuation of the intangibles and therefore, an impairment charge is necessary at this time. The Company had discussed such events and trends in previous press releases and periodic filings with the Securities and Exchange Commission. In the second quarter of 2003, the Company's Form 10-Q stated that management may complete an assessment of goodwill and other intangible assets relating to the ARS and AMS businesses in the third quarter. The Company announced the sale of its utility line clearing operations of TruGreen LandCare in the third quarter of 2003. This operation, which reported approximately $90 million in revenue and was profitable in 2002, had experienced significant declines in profitability in subsequent quarters. This sale, combined with declining profitability in the base maintenance business, led to the impairment charge.

Nonetheless, a number of the Company's businesses showed encouraging signs in the third quarter. Customer counts at TruGreen ChemLawn increased four percent relative to last year and its operating income was at the highest level of any quarter in the last three years. Terminix is turning around a difficult year as lead flow is returning back to normal. American Home Shield and the franchise businesses continued to produce strong results. The Company reported earnings growth at ARS as operating income increased approximately $2 million over the prior year. The improvement in these businesses contributed $.03 a share to earnings per share. However, lower earnings at TruGreen LandCare and AMS offset this growth by $.02 a share relative to last year as well as increased investments in enterprise initiatives. While these trends may provide momentum going into the fourth quarter and 2004, the Company continues to expect margin pressures from various costs such as insurance costs. Insurance costs have increased approximately $.03 a share in 2003 and the Company would expect another $.03 a share of increases in 2004. Management has also reduced variable compensation significantly in 2003 as a result corresponding to support its financial results, which are expected to need funding in 2004.

Based on the Company's current performance and market conditions, the Company believes that its earnings per share for the fourth quarter will be approximately $.08 to $.09. The Company plans to give guidance for 2004 when it reports full year 2003 results in February 2004.

Cost of services rendered and products sold increased one percent for the quarter and decreased as a percentage of revenue to 65.8 percent in 2003 from
67.3 percent in 2002. This decrease reflects a change in the mix of the business as American Home Shield, TruGreen ChemLawn and Terminix increased in size in relationship to the overall business of the Company. These businesses generally operate at higher gross margin levels than the rest of the business, but incur somewhat higher selling and administrative expenses as a percentage of revenue. Selling and administrative expenses increased 12 percent and increased as a percentage of revenue to 21.7 percent for the quarter in 2003 from 20.0 percent in 2002. The increase in selling and administrative expenses primarily reflects the change in business mix described above, as well as increased expenditures on sales and marketing.

Net interest expense decreased $2 million from 2002, reflecting lower interest expense resulting from reduced rates and higher investment income. The comparability of the effective tax rate is impacted by the impairment charge recorded in the third quarter of 2003 and the use of prior year net operating losses in 2002. The effective tax rate for 2003 and 2002 was 15 percent and 37 percent, respectively. The impairment charge recorded in 2003 included a portion of goodwill that was not deductible for tax purposes resulting in a tax benefit of $98 million, or approximately 20 percent of the pre-tax impairment charge of $481 million, while the 2002 rate included the one-time benefit from utilizing the prior year net operating losses of the ServiceMaster Home Service Center operations which resulted in a reduction in the tax provision of approximately $2 million.


SEGMENT REVIEW

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. As discussed in Note 12 in the Notes to Condensed Consolidated Financial Statements, during the third quarter of 2003, the Company sold the assets and related operational obligations of the utility line clearing operations of TruGreen LandCare for approximately $20 million in cash. The impact of this sale was not material to the Company's consolidated financial statements for 2003. The results of the sold utility line clearing operations have been reclassified as discontinued operations and are not included in continuing operations. The TruGreen segment reported a six percent increase in third quarter revenue to $418 million compared to $396 million in 2002. For the third quarter of 2003 the segment reported an operating loss of ($117) million compared with operating income of $75 million in the prior year. During the third quarter of 2003, the Company recorded a non-cash impairment charge of $189 million pre-tax relating to goodwill and intangible assets of its TruGreen LandCare operations. For a further discussion on the impairment charge see Note 5 in the Notes to Condensed Consolidated Financial Statements. The decrease in segment operating income primarily reflects the impact of the impairment charge as well as increased labor and insurance costs in the landscape maintenance operations, partially offset by solid growth in the lawn care operations. Third quarter revenue in the lawn care operations increased seven percent with customer counts up over four percent supported by tuck-in acquisitions and stronger ancillary sales and increased production levels. In the lawn care operations, operating income showed solid growth reflecting the larger customer base and increased production, however, margins declined primarily due to increased selling and marketing costs as well as increased insurance costs. In the landscape maintenance business, revenue increased one percent, reflecting slight growth in the core maintenance business and a flat level of enhancement sales which include higher priced discretionary services such as seasonal flower plantings. Operating income margins in the landscaping business declined reflecting the impact of the impairment charge as well as increased direct labor costs and higher insurance costs. Capital employed in the TruGreen segment decreased 13 percent to $906 million at September 30, 2003 compared with $1.04 billion at September 30, 2002, primarily reflecting the impact of the impairment charge, partially offset by tuck-in acquisitions. Capital employed is defined as the segment's total assets less liabilities, exclusive of debt balances. The

Company believes these figures are useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company's business segments.

The Terminix segment, which includes termite and pest control services, reported a five percent increase in third quarter revenue to $247 million from $235 million in 2002 and 28 percent growth in operating income to $32 million compared with $25 million in 2002. Revenue growth was supported by higher revenue from termite renewals, new termite contracts, as well as pest control. This growth reflected higher unit pricing, as well as an increase in the mix of higher priced bait services within the renewal base. Operating income margins increased from 2002 reflecting reduced labor and material costs as a percentage of revenue in the quarter. Capital employed at September 30, 2003 was $589 million, slightly below $594 million at September 30, 2002.

The American Home Shield (AHS) segment, which provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances, reported a nine percent increase in revenue to $132 million from $122 million in 2002 and 10 percent growth in operating income to $22 million compared with $20 million in 2002. The revenue increase reflected strong growth in contract renewals throughout the year. Sales of new contracts in the quarter increased by double-digit rates in all three of the primary sales channels: real estate, direct-to-consumer, and existing customer renewals. Operating margins improved as mild weather conditions in several regions resulted in a lower claims rate as well as favorable development of prior year claims. Capital employed increased 31 percent to $128 million at September 30, 2003 compared to $98 million at September 30, 2002, reflecting volume growth in the business requiring a higher level of investment. The calculation of capital employed for the AHS segment includes approximately $154 million and $128 million of cash, cash equivalents and marketable securities at September 30, 2003 and 2002, respectively. The interest and gains/losses on these investments are reported below operating income as non-operating income/expense.

The ARS/AMS segment provides direct HVAC and plumbing installation and repair services under the ARS Service Express, Rescue Rooter, and American Mechanical Services (for large commercial accounts) brand names. Revenue for the third quarter totaled $182 million in 2003, a decrease of six percent from $193 million in 2002. In the third quarter of 2003 the segment reported an operating loss of ($284) million compared with $8 million of operating income in 2002. During the third quarter of 2003, the Company recorded a non-cash impairment charge of $292 million pre-tax relating to goodwill and intangible assets of its ARS/AMS segment. For a further discussion on the impairment charge see Note 5 in the Notes to Condensed Consolidated Financial Statements. Economic conditions and cooler weather have affected this business along with the entire HVAC and plumbing industries. The decline in revenue reflects a reduced level of HVAC construction revenue in both the residential and commercial sectors, as well as decreases in the plumbing and HVAC service lines, partially offset by modest improvement in HVAC add-on/replacement activity. Operating income margins in the third quarter declined primarily reflecting the impact of the impairment charge, reduced revenue levels as well as increased sales and marketing expenditures. These factors were partially offset by improved service center gross margins and strong control of indirect costs. Higher operating income in the ARS business was supported by margins from operations which improved 170 basis points due to pricing initiatives, cost controls, and the closures of under performing branches. Lower earnings at AMS offset this growth leading to lower profitability in the segment overall. Despite increased levels of bidding activity and backlog at AMS, the contracts are characterized by lower margins and longer duration, thereby reducing the near-term profit opportunity. Capital employed decreased 77 percent to $94 million at September 30, 2003 compared with $407 million at September 30, 2002, reflecting the impact of the impairment charge as well as lower working capital.

The Other Operations segment includes the Company's ServiceMaster Clean, Merry Maids, and international operations as well as its headquarters functions. The segment reported revenue of $40 million in 2003 compared with $42 million in 2002. In 2002 the Company recorded a $6 million licensing fee related to the Company's former Terminix United Kingdom operations. The franchise operations reported solid growth reflecting the impact of acquisitions at Merry Maids and growth in disaster restoration services at ServiceMaster Clean. This segment reported an operating loss of ($7) million in 2003 compared with a loss of ($4) million in 2002, reflecting continued solid growth in positive operating profit in the combined franchise operations offset by increased expenditures related to marketing, technology, and regulatory/compliance initiatives as well as the impact of the license fee received in 2002. Capital employed in this segment decreased to $52 million at September 30, 2003 from $69 million at September 30, 2002 reflecting the wind-down of discontinued operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

CONSOLIDATED REVIEW

Revenue for the nine months of 2003 increased two percent to $2.76 billion. The Company reported a net loss from continuing operations in 2003 of ($245) million and a loss from discontinued operations of ($2) million. The nine month net loss of ($248) million compared with net income of $142 million in 2002 and diluted earnings per share was a ($.84) loss in 2003 and $.46 in 2002.

Diluted earnings per share from continuing operations for the nine months was a ($.83) loss in 2003 compared with $.45 in 2002. The 2003 results include the non-cash impairment charge of $1.29 for the nine months ($481 million pre-tax, $383 million after-tax) that was discussed in the third quarter comparison. In the second quarter of 2002, the Company recorded an extraordinary loss of $.03 per diluted share ($15 million pre-tax, $9 million after-tax) from the early extinguishment of debt. As a result of the Company's adoption of SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections", this loss was reclassified into interest expense in 2003, thereby reducing the previously reported nine month 2002 diluted earnings per share from continuing operations by $.03. In addition, the 2002 earnings per share from continuing operations for the nine months was reduced $.01 to reflect the reclassification of the divested utility line clearing operations to discontinued operations.

Operating income for the nine months of 2003 was a loss of ($205) million, compared to income of $294 million in 2002. Included in the 2003 amount is the $481 million non-cash impairment charge. The decline in operating income before the charge reflects decreased profitability in the landscaping operations of TruGreen and the AMS operations and increased spending on marketing, technology and compliance initiatives at the headquarters level, partially offset by continued strong growth at American Home Shield.

Cost of services rendered and products sold increased slightly for the nine months and decreased as a percentage of revenue to 66.8 percent in 2003 from
67.7 percent in 2002 reflecting the business mix shift described in the third quarter discussion. Selling and administrative expenses increased 10 percent and increased as a percentage of revenue to 23.1 percent in 2003 from 21.3 percent in 2002 as a result of the change in the mix of the business and increased expenditures relating to sales and marketing, enterprise-wide technology, and regulatory/compliance initiatives.

Net interest expense for the nine months decreased $28 million from 2002, reflecting the reclassification of the $15 million pre-tax extraordinary loss in 2002 into interest expense as well as lower interest expense resulting from reduced interest rates and debt levels. The effective tax rate for 2003 and 2002 was three percent and 37 percent, respectively. As discussed in the third quarter comparison, the tax provision in 2003 included a $98 million benefit related to the pre-tax impairment charge of $481 million and the 2002 provision included the one-time benefit from utilizing the prior year net operating losses of the ServiceMaster Home Service Center operations which resulted in a reduction in the tax provision of approximately $7 million.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three most profitable businesses of the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

                                                   KEY PERFORMANCE INDICATORS
                                                       As of September 30,

                                                     2003             2002
                                                  ---------        ----------
  TRUGREEN CHEMLAWN -
     Growth in Full Program Contracts                  4%                2%
     Customer Retention Rate                        62.2%             62.4%

  TERMINIX -
     Growth in Pest Control Customers                  2%               11%
     Pest Control Customer Retention Rate           76.7%             76.7%

     Growth in Termite Customers                      -2%                8%
     Termite Customer Retention Rate                88.0%             89.5%

  AMERICAN HOME SHIELD -
     Growth in Warranty Contracts                      8%               16%
     Customer Retention Rate                        53.3%             53.0%


SEGMENT REVIEW

For the nine months, the TruGreen segment reported revenue of $1.06 billion in 2003, a four percent increase over 2002. The segment reported an operating loss of ($58) million compared to operating income of $146 million in 2002. As noted in the third quarter comparison, the 2003 results include a $189 million pre-tax charge relating to goodwill and intangible asset impairment. In the lawn care operations, revenue increased five percent over 2002 reflecting growth in the number of customers, which has been supported by tuck-in acquisitions, as well as the realization of price increases. TruGreen ChemLawn has responded to increasing restrictions on telemarketing by broadening its marketing approach through increased expenditures on direct mail and other advertising. This year the Company has more than doubled its sales through non-telemarketing channels, which now comprise approximately 20 percent of new sales volume. Telemarketing is a cost effective sales channel relative to other channels, so the Company has experienced an increase in its sales and marketing costs as a result of this shift. As the Company continues to reduce its dependency on telemarketing, there will be a change in the timing of when new customers are obtained. Typically, telemarketing is a preseason activity that is particularly heavy in January and February. Therefore, the shift to more non-telemarketing sales will move the addition of new customers from preseason activity to sales which are "in season" from direct mail and other channels. The Company expects to experience a slight decline in lawn care customer counts during the first quarter of 2004 and an increase later in the year (March - May). The rolling twelve-month retention rate has declined slightly from 2002. Surveys indicate that cancellations due to economic reasons have increased relative to the prior year whereas those due to quality issues have decreased. Operating income margins in the lawn care operations declined in 2003 compared with 2002, reflecting the higher sales and marketing costs discussed above as well as increased insurance costs. For the fourth quarter, the Company expects growth in both revenue and operating income in the lawn care operations based on the higher customer count, a strong production schedule, and a deeper penetration in southern markets where the Company benefits from a longer production season. Revenue in the landscape maintenance business increased two percent for the nine months, reflecting a significant increase in first quarter snow removal revenue, partially offset by a decline in the level of enhancement sales, which have been impacted by the weak economy. Operating income margins in the landscaping operations declined in 2003 reflecting the impact of the impairment charge as well as a decreased level of higher margin enhancement sales, increased insurance costs and higher sales expenditures.

The Terminix segment reported a three percent increase in revenue for the nine months to $733 million from $712 million in 2002 and operating income of $108 million, consistent with the prior year. The growth in revenue reflects an increase in higher priced bait contracts in the renewal base. Adverse cooler temperatures earlier in the year that impacted many regions of the country significantly impeded the development of the termite swarm and other pest activity. As a result, the number of termite customers declined compared to last year. Retention rates are comparable to the prior year for pest control while termite retention rates have declined. Operating income margins have decreased reflecting the reduction of new termite sales activity, implementation costs associated with the unit's new information system, as well as increased insurance costs. This decline was offset in part by lower damage claims in its acquired Sears termite customer base. The Company will be entering 2004 with an enhanced segmented termite offer for consumers. This offer will provide consumers with the choice of receiving termite services through baiting stations or liquid treatments. The Company believes that providing consumers a choice in services will increase the number of sales leads closed and result in improved price realization on the bait product. The Company expects the mix of its termite customers to move from 85 percent bait and 15 percent liquid at the beginning of 2004 to 40 percent bait and 60 percent liquid by the end of the year. The lifetime values of the Company's liquid and bait termite customers are comparable, however the earnings cycles are different with liquid customers having less first year profitability and more in subsequent years.

The American Home Shield segment reported a nine percent increase in revenue to $352 million for the nine months from $324 million in 2002 and a 29 percent increase in operating income to $53 million compared to $41 million in 2002. The increase in revenue reflects strong double-digit growth in renewal contracts throughout the year. Retention rates have improved in spite of increased mortgage refinancing activity, which has resulted in an increase in cancellations in channels where the customer's warranty payment is included in the mortgage statement. Operating margins improved as mild weather conditions in several regions resulted in a lower claims rate as well as favorable development of prior year claims. Next year, if there is a return to more normalized weather conditions, the Company expects some margin pressure in the American Home Shield business.

The ARS/AMS segment reported revenue for the nine months of $506 million in 2003, a decrease of eight percent from $550 million in 2002. For the nine months the segment reported an operating loss of ($282) million in 2003 compared with $15 million of operating income in 2002. As noted in the third quarter comparison, the 2003 results include a $292 million pre-tax charge relating to goodwill and intangible asset impairment. The decrease in revenue primarily reflects a significant reduction in HVAC construction activity as well as lower plumbing and HVAC repair volume, partially offset by an increase in add-on/replacement HVAC activity. The add-on/replacement increase is important as the transaction includes the sale of a piece of equipment, which carries with it a higher price point and total margin. For the nine months operating margins declined primarily reflecting the impact of the impairment charge as well as a decrease in revenue and increased expenditures in sales and marketing.

The Other Operations segment reported segment revenue of $114 million in 2003 compared with $111 million in 2002, reflecting increases in both the ServiceMaster Clean and Merry Maids businesses. This was partially offset by the impact of a $6 million licensing fee recorded in 2002 related to the Company's former Terminix United Kingdom operations. For the nine months, this segment reported an operating loss of ($26) million in 2003 compared with a loss of ($15) million in 2002, reflecting continued growth in profits of the combined franchise operations, offset by higher costs related to marketing, technology, and compliance initiatives incurred at the headquarters level as well as the impact of the license fee received in 2002.

FINANCIAL POSITION AND LIQUIDITY

Net cash flow provided from operations for the quarter was $108 million, $8 million more than the same quarter last year. The Company experienced solid working capital management throughout the business. Net cash provided from operations for the nine months totaled $166 million, compared with $243 million in the previous year. The majority of the difference compared with the prior year was experienced in the first quarter and is largely attributed to a higher level of working capital usage. Several items impact the year over year comparison of the cash flows from operations, with the largest component being approximately $37 million in lower deferred revenue, primarily associated with customer prepayments in TruGreen ChemLawn (approximately $19 million). In addition, deferred revenue growth at Terminix decreased reflecting reduced sales growth. TruGreen ChemLawn typically receives prepayments from certain customers for the full season in the fourth and first quarters. In preparation for the 2003 season, prepayment programs were launched earlier than the prior year resulting in an acceleration of prepayments (and cash flow) from the first quarter to the fourth quarter, relative to the prior year. The Company has also lowered the prepayment discount it offers customers that resulted in fewer customers prepaying overall.

The Company believes the margin benefit from a lower discount outweighed the benefit from receiving payments earlier. The reduction in cash flows for the nine months also relates to receivable collections. Although many businesses continued to show improvements in receivables management in 2003, there was not the same level of incremental improvement that was experienced in 2002 when both TruGreen LandCare and ARS made substantial improvements in their receivable levels. The cash flow comparison was also impacted by the timing of insurance, bonus and vendor payments, with an increased level of payments in 2003 compared to 2002. Consistent with historical patterns, the last quarter of the year is expected to experience stronger cash flow and the Company still anticipates its cash from operations for the year to be significantly in excess of its net income. Management expects that funds generated from operations and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company.

Cash and marketable securities totaled $261 million at September 30, 2003, approximately $41 million below the level at the beginning of the year. Approximately $154 million of the current year amount was at American Home Shield supporting regulatory requirements. The Company believes the cash balance will build throughout the end of the year due to the seasonally high levels of cash flows generated in the fourth quarter. During 2002, the Company completed its debt reduction program announced in October 2001. As a result of strong cash flows and the net proceeds received from the Company's 2001 dispositions, total debt has been reduced and represents the Company's lowest debt level in six years. Total debt at the end of the third quarter was $825 million, down slightly from the year-end level of $835 million. The 2002 debt reduction program also enabled the Company to lengthen its maturity profile by focusing debt reductions on shorter maturities. Approximately 68 percent of the Company's debt now matures beyond five years and 42 percent beyond fifteen years. The Company's next significant debt maturity is not until 2005.

The Company maintains a three-year revolving credit facility for $490 million, which will expire in December 2004. As of September 30, 2003 the Company had no borrowings outstanding, but had issued approximately $149 million of letters of credit under the facility and, therefore, had unused commitments of approximately $341 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. At September 30, 2003, there were no receivables outstanding that had been sold to third parties. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its eligible receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. The Company also maintains lease facilities with banks totaling $95 million that provide for the acquisition and development of properties to be leased by the Company. There are residual value guarantees of these properties up to 82 percent of the fair market value of the properties. At September 30, 2003, there was approximately $73 million funded under these facilities. Of the $95 million in facilities, $80 million expires in October 2004 and $15 million expires in January 2008. Approximately $20 million of these leases that involve constructed properties have been included on the balance sheet as assets with related debt as of September 30, 2003 and $15 million as of December 31, 2002. Lastly, the majority of the Company's vehicle fleet is leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month leases, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent of original value at lease inception, declining over the life of the lease) on these vehicles, which historically have not resulted in significant net payments to the lessors. At September 30, 2003, there was approximately $270 million of residual value relating to the Company's fleet.

The following table presents the Company's obligations and commitments:


                                                        2004 and   2006 and      2008 and
(IN MILLIONS)                        TOTAL     2003       2005       2007       LATER YEARS
---------------------------------------------------------------------------------------------
Debt balances                        $825       $8        $181       $71           $565
Non-cancelable operating leases       292       20         126        83             63
---------------------------------------------------------------------------------------------
Total amount                       $1,117      $28        $307      $154           $628
=============================================================================================

There have been no material changes in the terms of the Company's financing agreements since December 31, 2002. As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At September 30, 2003, the Company was in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2003, expects to be able to maintain compliance in the future. The non-cash impairment charge associated with goodwill and other intangible assets recorded in the quarter do not affect the Company's compliance with its lending arrangements and its covenants are not affected by unusual non-cash charges.

The assets and liabilities relating to the discontinued operations have been classified in separate captions on the Condensed Consolidated Statements of Financial Position. Assets of the discontinued operations have declined reflecting cash collections on receivables. The liabilities from discontinued operations have declined as a result of a cash adjustment to the selling price of the 2001 disposition of the Company's European pest control and property services operations as well as certain other payments.

Receivables and inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Days sales outstanding improved in the majority of the companies. Prepaid expenses and other assets increased modestly from year-end primarily reflecting pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter at TruGreen ChemLawn. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Deferred customer acquisition costs increased slightly reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers that are rendered primarily in March through October. The lawn care operations incur and defer incremental selling expenses at the beginning of the year that directly relate to successful sales in which the revenues will be recognized in later quarters. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Deferred revenues decreased from year-end reflecting increased volume in termite baiting contracts that was offset by a decrease in customer prepayment balances for lawn care services.

Capital expenditures, which include recurring capital needs and information technology projects, are below prior year levels. In the prior year, there was a significant payment relating to the residual value guarantees for leases on assisted living facilities that were subsequently sold. The Company has no material capital commitments at this time. Tuck-in acquisitions for the nine months ended September 30, 2003 and 2002 were $30.9 million and $13.9 million, respectively. The consideration consisted of cash payments and seller financed notes. The 2003 acquisitions occurred primarily at TruGreen ChemLawn.

Total shareholders' equity was $844 million at September 30, 2003 and $1.22 billion at December 31, 2002. The decrease reflects earnings in the business offset by the aforementioned charge for impaired assets, cash dividends, and share repurchases. Cash dividends paid directly to shareholders totaled $94 million or $.315 per share and $91 million or $.305 per share for the nine months ended September 30, 2003 and 2002 respectively. In October 2003, the Company paid a fourth quarter cash dividend of $.105 per share (compared to $.105 per share paid last year) and declared a first quarter cash dividend of $.105 per share payable on January 30, 2004. The fourth quarter dividend payment resulted in an annual payment for 2003 of $.42 per share, a 2.4% increase over 2002. This year is the 33rd consecutive year of annual growth in dividends for the Company. The Company approves its actual dividend payment on a quarterly basis and periodically reviews its dividend policy, share repurchase program and other capital structure objectives. Through the first nine months of 2003, the Company has repurchased $57 million of its shares and anticipates purchasing $15 to $20 million of additional shares in the last quarter of 2003. Decisions relating to any future share repurchases will take various factors into consideration such as the Company's desire to maintain investment grade ratings, general business conditions, and other strategic investment opportunities.

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

The Company generally maintains the majority of its debt at fixed rates (over 95% of total debt at December 31, 2002 and September 30, 2003) and, therefore, its exposure to interest rate fluctuations is not significant to the Company's results of operations. The payments on the approximately $73 million of funding outstanding under the Company's real estate operating lease facilities as well as its cancelable vehicle fleet and equipment operating leases are tied to floating interest rates. However, the Company does not expect interest rate fluctuations to be significant to the Company's results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjust based on changes in the Company's credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at September 30, 2003, a one rating category improvement in the Company's credit ratings would reduce expense on an annualized basis by approximately $0.7 million. A one rating category reduction in the Company's credit ratings would increase expense on an annualized basis by approximately $1.4 million.

The following table summarizes information about the Company's fixed rate debt instruments as of December 31, 2002 and presents the principal cash flows and related weighted-average interest rates by expected maturity dates. The fair value of the Company's fixed rate debt was approximately $880 million at December 31, 2002.

                             Expected Maturity Date
                           --------------------------
                                                                There-
 (In millions)       2003    2004    2005     2006    2007      after     Total
--------------------------------------------------------------------------------
Fixed rate debt      $31     $24     $151     $11     $59       $559      $835
  Avg. Rate          4.2%    4.8%    8.2%     6.0%    6.7%      7.5%      7.2%
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

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 2003, The Terminix International Company Limited Partnership, a subsidiary of the Company, and the Office of the Attorney General of the State of New York have been involved in discussions regarding Terminix's compliance with Article 33 of the New York Environmental Conservation Law regulating the application of pesticides. Pursuant to the entry of a supplemental consent order entered September 24, 2003, the parties settled this matter. Without admitting liability, Terminix agreed to pay the State $759,000 and the State agreed to release Terminix from its allegations as to the disputed claims.

ITEM 6(A): EXHIBITS

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------  -------------------------------------------------------------------
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



ITEM 6(B):    REPORTS ON FORM 8-K

A report on Form 8-K was furnished on November 5, 2003. The purpose of the report was to provide under Item 12, the press release issued by the Company on November 5, 2003 announcing the preliminary financial results for the third quarter of 2003.

A report on Form 8-K was furnished on November 5, 2003 reporting under Item 12. The purpose of the report was to restate previously reported quarterly consolidated statements of income and quarterly business segment disclosures to reflect the reclassification to discontinued operations of the Company's sold utility line clearing business.

A report on Form 8-K was furnished on September 17, 2003. The purpose of the report was to provide under Item 5, the press release issued by the Company on September 16, 2003 announcing the simultaneous webcast of the Company's Investor Meeting on September 17, 2003.

A report on Form 8-K was furnished on September 17, 2003 reporting under Item 9. The purpose of the report was to provide under Item 7, the presentation made by the Company at its Investor Meeting on September 17, 2003. The presentation provides a strategic outlook of the business as provided by the business leaders of the Company.

A report on Form 8-K was furnished on August 5, 2003. The purpose of the report was to provide under Item 12, the press release issued by the Company on August 5, 2003 announcing the preliminary financial results for the second quarter of 2003.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2003


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:                    /S/STEVEN C. PRESTON
                            ----------------------------------------------------

                                                     Steven C. Preston
                          Executive Vice President and Chief Financial Officer