Form 10-K
period 2004-02-29
SERVICEMASTER CO
filed 2004-03-15
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                    FORM 10-K

        X Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                   For the fiscal year ended December 31, 2003
                                       OR
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
                 Title of Each Class                 on Which Registered
                 -------------------                 ----------------------
                 Common Stock                        New York Stock Exchange
                 Preferred Stock Purchase Rights     New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                      ---    ---

     The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2003 was $3,118,875,708.

     The number of shares of the registrant's common stock outstanding as of March 5, 2004 was 293,981,651.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the registrant's Annual Report to Shareholders for the year ended December 31, 2003 are incorporated into Part I and Part II of this Form 10-K.

     Certain parts of the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS



PART I

  Item 1.  Business..............................................................................        4

  Item 2.  Properties............................................................................       10

  Item 3.  Legal Proceedings.....................................................................       11

  Item 4.  Submission of Matters to a Vote of Security Holders...................................       11

 PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................       12

  Item 6.  Selected Financial Data...............................................................       12

  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations        12

  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...........................       12

  Item 8.  Financial Statements and Supplementary Data...........................................       12

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         12

  Item 9A.  Controls and Procedures..............................................................       13

 PART III

 Item 10.  Directors and Executive Officers of the Registrant....................................       14

 Item 11.  Executive Compensation................................................................       16

 Item 12.  Security Ownership of Certain Beneficial Owners and Management........................       16

 Item 13.  Certain Relationships and Related Transactions........................................       16

 Item 14.  Principal Accounting Fees and Services................................................       16

 PART IV

 Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................       17

 Signatures......................................................................................       21

 Exhibit Index...................................................................................       23


FORWARD-LOOKING STATEMENTS

     This Form 10-K contains or incorporates by reference statements concerning future results and other matters that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The ServiceMaster Company ("ServiceMaster") intends that these forward-looking statements, which look forward in time and include everything other than historical information, be subject to the safe harbors created by that legislation. ServiceMaster notes that these forward-looking statements involve risks and uncertainties that could affect its results of operations, financial condition or cash flows. Factors that could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following, among others:

o        weather conditions that affect the demand for ServiceMaster's services;
o        competition in the markets served by ServiceMaster;
o        labor shortages or increases in wage rates;
o        unexpected increases in operating costs, such as higher insurance, self-insurance and healthcare costs;
o        higher fuel prices;
o        increased governmental regulation including telemarketing;
o        general  economic  conditions in the United  States,  especially as they may affect home sales or consumer spending levels;
o        time and expenses associated with integrating and winding down businesses; and
o        other factors  described  from time to time in documents  filed by  ServiceMaster  with the Securities and
         Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

     ServiceMaster is a national service company serving both residential and commercial customers. ServiceMaster's services include lawn care and landscape maintenance; termite and pest control; home warranty and home inspection services; plumbing, drain cleaning, heating, ventilation, air conditioning and electrical services; and cleaning, disaster restoration and furniture repair. These services are provided through a network of over 5,400 company-owned and franchised locations operating under the following leading brands: TruGreen ChemLawn, TruGreen LandCare, Terminix, American Home Shield, AmeriSpec, ARS Service Express, Rescue Rooter, American Mechanical Services, Merry Maids, ServiceMaster Clean and Furniture Medic. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

     ServiceMaster  is  organized  into  five  principal   operating   segments:
TruGreen; Terminix; American Home Shield; American Residential Services and American Mechanical Services; and Other Operations. All ServiceMaster subsidiaries are wholly owned, except for The Terminix International Company L.P., in which Allied Bruce-Terminix Companies, Inc. is a Class B limited partner. The financial information for each operating segment for 2001, 2002 and 2003 contained in the Notes to the Consolidated Financial Statements included in ServiceMaster's Annual Report to Shareholders for the year ended December 31, 2003 ("Annual Report to Shareholders for 2003") is incorporated by reference in this Form 10-K.


SERVICES

                                TruGreen Segment

     The TruGreen segment provides lawn care services primarily under the TruGreen ChemLawn brand name and landscape maintenance services primarily under the TruGreen LandCare brand name, in each case, to residential and commercial customers. Revenues derived from the TruGreen segment constituted 38%, 37% and 37% in 2003, 2002 and 2001, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The TruGreen ChemLawn and TruGreen LandCare businesses are seasonal in nature. Weather conditions, such as a drought, affect the demand for lawn care and landscape maintenance services and may result in a decrease in revenues or an increase in costs.

     TruGreen ChemLawn. TruGreen ChemLawn is a leading provider of lawn care services in the United States with approximately 3.5 million residential and commercial customers. As of December 31, 2003, TruGreen ChemLawn provided these services in 46 states and the District of Columbia through 205 company-owned locations and 52 franchised locations. TruGreen ChemLawn also provides lawn care services through a subsidiary in Canada and has entered into licensing arrangements to provide these services in 10 other countries, primarily in the Middle East.

     TruGreen LandCare. TruGreen LandCare is a leading provider of landscape maintenance services in the United States with approximately 13,000 residential and commercial customers. As of December 31, 2003, TruGreen LandCare provided these services in 39 states and the District of Columbia through 102 company-owned locations. TruGreen LandCare has no international operations.

                                Terminix Segment

     The Terminix segment provides termite and pest control services primarily under the Terminix brand name to residential and commercial customers. Revenues derived from the Terminix segment constituted 26%, 26% and 24% in 2003, 2002 and 2001, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The Terminix business is seasonal in nature. The termite swarm season, which generally occurs in early spring but varies by region depending on climate, has the highest demand for termite control services and therefore the highest level of revenues. Similarly, increased pest activity in the warmer months has the highest demand for pest control services and therefore the highest level of revenues.

     Terminix is a leading provider of termite and pest control services in the United States with over 2.9 million residential and commercial customers. As of December 31, 2003, Terminix provided these services in 45 states and the District of Columbia through 332 company-owned locations and 138 franchised locations. Terminix also provides termite and pest control services through a subsidiary in Mexico and has entered into licensing arrangements to provide these services in 27 other countries, primarily in the Caribbean and the Middle East.

                          American Home Shield Segment

     The American Home Shield segment provides home warranty contracts for systems and appliances primarily under the American Home Shield brand name and home inspection services primarily under the AmeriSpec brand name, in each case, to residential customers. Revenues derived from the American Home Shield segment constituted 13%, 12% and 11% in 2003, 2002 and 2001, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The American Home Shield and AmeriSpec businesses are seasonal in nature. Sales volume in the American Home Shield segment depends, in part, on the number of home resale closings which historically has been highest in the spring and summer months. American Home Shield's costs related to service call volume is highest in the summer months, especially during periods of unseasonably warm temperatures.

     American Home Shield. American Home Shield is a leading provider of home warranty contracts for systems and appliances in the United States with over 1.1 million residential customers. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, hot water heaters and appliances that breakdown due to normal wear and tear and administers those contracts through independent repair contractors. As of December 31, 2003, American Home Shield issued and administered home warranty contracts in 49 states and the District of Columbia. American Home Shield has entered into a licensing arrangement to provide these services in Saudi Arabia.

     AmeriSpec. AmeriSpec is a leading provider of home inspection services in the United States with approximately 130,000 residential customers. As of December 31, 2003, AmeriSpec provided these services in 46 states and the District of Columbia through two company-owned locations and 228 franchised locations. AmeriSpec has no international operations.

     American Residential Services and American Mechanical Services Segment

     The American Residential Services and American Mechanical Services segment provides plumbing, drain cleaning, heating, ventilation, air conditioning and electrical services primarily under the ARS Service Express, American Mechanical Services and Rescue Rooter brand names to residential and commercial customers. Revenues derived from the American Residential Services and American Mechanical Services segment constituted 19%, 21% and 24% in 2003, 2002 and 2001, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The American Residential Services and American
Mechanical Services businesses are seasonal in nature, with the greatest activity occurring in May through August during the peak air conditioning season.

     American Residential Services. American Residential Services, which includes the businesses of ARS Service Express and Rescue Rooter, is a leading provider of plumbing, drain cleaning, heating, ventilation, air conditioning and electrical services in the United States with approximately 1.4 million residential customers. As of December 31, 2003, American Residential Services provided these services in 24 states and the District of Columbia through 65 company-owned locations. American Residential Services has entered into a licensing arrangement to provide plumbing and drain cleaning services under the Rescue Rooter brand name in Saudi Arabia.

     American Mechanical Services. American Mechanical Services, a subsidiary of American Residential Services, is a leading provider of heating, ventilation, air conditioning and electrical services in the United States with approximately 4,000 commercial customers. As of December 31, 2003, American Mechanical Services provided these services in seven states and the District of Columbia through 17 company-owned locations. American Mechanical Services has no international operations.

                            Other Operations Segment

     The Other Operations segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, domestic house cleaning services primarily under the Merry Maids brand name and on-site furniture repair and restoration services primarily under the Furniture Medic brand name. The Other Operations segment also includes ServiceMaster's international operations and its headquarters functions. Revenues derived from the Other Operations segment constituted 4%, 4% and 5% in 2003, 2002 and 2001, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise.

     ServiceMaster Clean. ServiceMaster Clean is a leading franchisor in the residential and commercial cleaning field in the United States with over 1 million customers. As of December 31, 2003, ServiceMaster Clean provided these services in all 50 states and the District of Columbia through 3,040 franchised locations. ServiceMaster Clean also provides disaster restoration and cleaning services through subsidiaries in Ireland, the United Kingdom and Spain and has entered into licensing arrangements to provide these services in 17 other countries, primarily in Asia and the Middle East.

     Merry Maids. Merry Maids is a leading provider of domestic house cleaning services in the United States with approximately 300,000 customers. As of December 31, 2003, these services were provided in 48 states and the District of Columbia through 61 company-owned locations and 760 franchised locations. Merry Maids also provides domestic house cleaning services through subsidiaries in Denmark, Ireland and the United Kingdom and has entered into licensing arrangements to provide these services in 10 other countries, primarily in Asia.

     Furniture Medic. Furniture Medic is a leading provider of on-site furniture repair and restoration services in the United States with approximately 130,000 residential customers. As of December 31, 2003, Furniture Medic provided these services in 47 states and the District of Columbia through 425 franchised locations. Furniture Medic also provides on-site furniture repair and restoration services through a subsidiary in the United Kingdom and has entered into licensing arrangements to provide these services in Canada, France and Saudi Arabia.

MARKETING AND DISTRIBUTION

     ServiceMaster   markets  its  services   primarily   through  yellow  pages
advertisements, telemarketing, television and radio advertising, print advertisements, direct mail and door-to-door solicitation. Additionally, American Home Shield markets its home service contracts through participating real estate brokerage offices in conjunction with the resale of single-family residences and through financial institutions and insurance agencies.


HEADQUARTER FUNCTIONS

     The Business Support Center coordinates administration of payroll, benefits, risk management, travel and certain procurement services for ServiceMaster's internal operations. Various administrative support departments also provide personnel, communications, marketing, government and public relations, administrative, accounting, financial, tax, human resources, information technology and legal services. The Business Support Center is headquartered in Downers Grove, Illinois, and has additional personnel located in Memphis, Tennessee.


PATENTS, TRADEMARKS AND LICENSES

     ServiceMaster holds various service marks, trademarks and trade names that it deems particularly important to the advertising and franchising activities conducted by each of its operating segments. These marks are registered in the United States and over 88 other countries and are renewed at each registration expiration date.


FRANCHISES

     Franchises are important to TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Total franchise fees (initial and recurring) represented 2.6% of consolidated revenue in both 2003 and 2002, respectively, and 2.5% of consolidated revenue in 2001. Related franchise operating expenses were 1.6%, 1.7% and 1.7% of consolidated operating expenses in 2003, 2002 and 2001, respectively. Total franchise fee income comprised 13%, 11% and 10% of consolidated operating income before impairment charges in 2003, 2002 and 2001, respectively. Franchise agreements made in the course of these businesses are generally for a term of five years. ServiceMaster renews the majority of its franchise agreements prior to their expiration.


SALE OF TREES, INC.

     In September 2003, ServiceMaster sold the assets and related operational obligations of Trees, Inc., the utility line clearing business of TruGreen LandCare, to an independent subsidiary of Asplundh Subsidiary Holdings, Inc., for approximately $20 million in cash.


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

     Home Warranty Contracts for Systems and Appliances. Competition in the market for home warranty contracts for systems and appliances is strong, coming mainly from regional providers of home warranties. Several competitors are initiating expansion efforts into additional states. American Home Shield competes with these companies for access to real estate brokers, financial institutions and insurance agents that distribute its home warranty contracts.

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


REGULATORY COMPLIANCE

     Government Regulations. ServiceMaster's operating segments are subject to various federal, state and local laws and regulations, compliance with which increases ServiceMaster's operating costs, limits or restricts the services provided by ServiceMaster's operating segments or the methods by which
ServiceMaster's operating segments sell those services or conduct their respective businesses, or subjects ServiceMaster and its operating segments to the possibility of regulatory actions or proceedings.

     These federal and state laws include laws relating to consumer protection, wage and hour regulations, permit and license requirements, workers' safety (the Occupational Safety and Health Act), environmental regulations and employee benefits (the Consolidated Omnibus Budget Reconciliation Act of 1985 and the Employee Retirement Income Security Act of 1974). The TruGreen, Terminix and American Residential Services and American Mechanical Services segments must also meet the Department of Transportation and Federal Motor

Carrier Safety Administration requirements with respect to its fleet of vehicles. American Home Shield is regulated by the Department of Insurance in certain states and the Real Estate Commission in Texas.

     Consumer Protection and Telemarketing Matters. ServiceMaster is subject to numerous federal and state laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. Noncompliance with these laws and regulations can subject ServiceMaster to fines or various forms of civil or criminal prosecution, any of which could have an adverse effect on its financial condition and results of operations.

     The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission (both of which were amended in 2003 to establish a National Do Not Call Registry) govern ServiceMaster's telephone sales practices. In addition, many states have adopted statutes and regulations targeted at direct telephone sales activities. The implementation of do-not-call lists requires TruGreen ChemLawn, and, to a lesser extent, ServiceMaster's other operating segments, to seek additional marketing methods and channels.

     Franchise Matters. TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec, and Furniture Medic are subject to various federal and state laws and regulations governing franchise sales and marketing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster deals with franchisees in good faith and seeks to comply with regulatory requirements. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including, among other things, payment of royalties, location of branches, advertising, purchase of products by franchisees, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes with one or more franchisees will not arise.

     Environmental Matters. ServiceMaster's businesses are subject to various federal, state and local laws and regulations regarding environmental matters. Terminix, TruGreen ChemLawn and TruGreen LandCare are regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972 and the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977. American Residential Services and American Mechanical Services are also regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Resource Conservation and Recovery Act of 1976, the Emergency Planning and Community Right-to-Know Act of 1986 and the Clean Water Act of 1977. ServiceMaster cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2003, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2004.

EMPLOYEES

     On December 31, 2003, ServiceMaster had a total of approximately 40,000 employees.


AVAILABLE INFORMATION

     ServiceMaster maintains a website at http://www.svm.com that includes a hyperlink to a website maintained by a third-party where ServiceMaster's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission. A copy of each of ServiceMaster's Corporate Governance Principles, Audit and Finance Committee Charter, Compensation and Leadership Development Committee Charter, Governance and Nominating Committee Charter, Financial Code of Ethics and Code of Conduct is filed as an exhibit to this Form 10-K, is posted on ServiceMaster's website at http://www.svm.com under "Corporate Governance" and is available in print to any shareholder who requests it by writing to the Corporate Secretary at the following address: The ServiceMaster Company, 3250 Lacey Road, Suite 600, Downers Grove, Illinois 60515.


ITEM 2.  PROPERTIES

BUSINESS SUPPORT CENTER

     ServiceMaster leases approximately 66,000 square feet of office space to accommodate personnel from the Business Support Center in Downers Grove, Illinois. The lease expires at the end of 2012, but ServiceMaster has an option to terminate the lease as of December 31, 2007 by giving written notice to the lessor as of June 30, 2006. Additionally, ServiceMaster leases warehouse space in Naperville, Illinois. ServiceMaster also leases additional office space in Memphis, Tennessee as described below to accommodate Memphis-based personnel from the Business Support Center. ServiceMaster believes that these office facilities and warehouse are suitable and adequate to support the Business Support Center's current needs in the Chicagoland and Memphis areas.


OPERATING SEGMENTS

     The headquarters for TruGreen ChemLawn, TruGreen LandCare, Terminix, American Residential Services and Rescue Rooter are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, Merry Maids, Furniture Medic, American Home Shield and AmeriSpec are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Mechanical Services are located in leased premises at 8039 Laurel Lake Court, Laurel, Maryland. In addition, ServiceMaster leases space for a call center located at 6399 ShelbyView Drive, Memphis, Tennessee, offices located at 850 and 855 Ridge Lake Boulevard, Memphis, Tennessee, training facilities located at 1650 Shelby Oaks Drive North, Memphis, Tennessee and 3839 Forest Hill Irene Road, Memphis, Tennessee and a warehouse located at 1575 Two Place, Memphis, Tennessee. ServiceMaster believes that these headquarters, call center facility, offices, training facilities and warehouse are suitable and adequate to support the current needs of its operating segments in the Memphis and Laurel areas.

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

          Operating                             Owned            Leased           No. of
          Company                          Facilities        Facilities           States
          TruGreen ChemLawn                         4               299               42
          TruGreen LandCare                         2               169               25
          Terminix                                 17               401               42
          American Residential Services             5                85               25
          American Mechanical Services              1                16                7
          American Home Shield                      1                 7                4
          ServiceMaster Clean                       0                 9                7
          Merry Maids                               0                63               26


ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. As of March 12, 2004, these proceedings included general and commercial liability actions and a small number of environmental proceedings. ServiceMaster does not expect any of these proceedings to have a material adverse effect on its Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this Form 10-K, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ServiceMaster's common stock is traded on the New York Stock Exchange under the symbol "SVM." At March 12, 2004, ServiceMaster's common stock was held of record by approximately 65,000 persons. ServiceMaster estimates that approximately 44,000 persons held shares of its common stock in the names of nominees.

     The information contained in ServiceMaster's Annual Report to Shareholders for 2003 under the headings "Consolidated Statements of Shareholders' Equity" and "Quarterly Cash Dividends and Per Share Data" is incorporated by reference in this Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

     The information contained in ServiceMaster's Annual Report to Shareholders for 2003 under the heading "Five Year Financial Summary" in the Financial Statements section is incorporated by reference in this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in ServiceMaster's Annual Report to Shareholders for 2003 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference in this Form 10-K.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in ServiceMaster's Annual Report to Shareholders for 2003 under the heading "Quantitative and Qualitative Disclosures about Market Risk" is incorporated by reference in this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Statements of Financial Position as of December 31, 2003 and 2002, the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001 and the Notes to the Consolidated Financial Statements contained in ServiceMaster's Annual Report to Shareholders for 2003 are incorporated by reference in this Form 10-K. The report of Deloitte & Touche LLP dated March 15, 2004 on the Consolidated Financial Statements contained in ServiceMaster's Annual Report to Shareholders for 2003 are also incorporated by reference in this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 20, 2002, ServiceMaster, with the approval of the Board of Directors and the Audit and Finance Committee, dismissed Arthur Andersen LLP as its independent auditors and engaged Deloitte & Touche LLP as its new independent auditors. The appointment of Deloitte & Touche became effective on May 22, 2002. During the two years ended December 31, 2001 and 2000, and the interim period subsequent to December 31, 2001, and through May 20, 2002, there were no disagreements between ServiceMaster and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its reports on ServiceMaster's consolidated financial statements for such periods. Arthur Andersen's report on ServiceMaster's consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000, and the interim period from January 1, 2002 through May 20, 2002, there were no reportable events as described under Item 304(a)(1)(v) of Regulation S-K. During the years ended December 31, 2001 and 2000, and through May 20, 2002, ServiceMaster did not consult with Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on ServiceMaster's consolidated financial statements, or any matter that was the subject of a disagreement or a reportable event, as described in Items 304(a)(2)(i)and (ii)of Regulation S-K.


 ITEM 9A.  CONTROLS AND PROCEDURES

     ServiceMaster's Chairman and Chief Executive Officer, Jonathan P. Ward, and ServiceMaster's President and Chief Financial Officer, Ernest J. Mrozek, have evaluated ServiceMaster's disclosure controls and procedures as of the end of the period covered by this Form 10-K.

     ServiceMaster's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Downers Grove, Illinois. The reporting process is designed to ensure that information required to be disclosed by ServiceMaster in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Messrs. Ward and Mrozek have concluded that both the design and operation of ServiceMaster's disclosure controls and procedures are effective.

     There were no changes in ServiceMaster's internal control over financial reporting that occurred during ServiceMaster's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, ServiceMaster's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

     The information contained in ServiceMaster's Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading "Item 1 - Election of Directors" is incorporated by reference in this Form 10-K.


EXECUTIVE OFFICERS OF SERVICEMASTER

     The following table shows (i) the names and ages (as of March 12, 2004) of ServiceMaster's executive officers, (ii) all positions presently held by each executive officer, and (iii) the year each person became an officer of ServiceMaster. Each person has served as an officer continuously since the year shown.

                                                                                                       First Became
Name                      Age      Present Positions                                                    an Officer
----                      ---      -----------------                                                    -----------
Jonathan P. Ward           49       Chairman and Chief Executive Officer                                       2001

Ernest J. Mrozek           50       President and Chief Financial Officer                                      1987

Steven C. Preston          43       Executive Vice President                                                   1997

Steven B. Bono             51       Senior Vice President, Corporate Communications                            2001

Albert T. Cantu            42       President and Chief Operating Officer, Terminix                            1991

Scott J. Cromie            47       President and Chief Operating Officer, American Home Shield                1990

Mitchell T. Engel          51       Chief Marketing Officer                                                    2002

James A. Goetz             46       Senior Vice President and Chief Information Officer                        2000

Jim L. Kaput               43       Senior Vice President and General Counsel                                  2000

Elizabeth L. Reeves        50       Senior Vice President for Human Resources                                  2002

David M. Slott             45       President and Chief Operating Officer, TruGreen ChemLawn                   1992

     Mr. Ward is also a director of ServiceMaster.  For biographical information
with  respect  to  Mr.  Ward,   see  "Item  1  -  Election  of   Directors" in
ServiceMaster's Proxy Statement for the 2004 Annual Meeting of Shareholders.

     Ernest J. Mrozek, age 50, is President and Chief Financial Officer. He served as President and Chief Operating Officer from April 2002 to January 2004. He served as President of ServiceMaster Consumer and Commercial Services from November 1998 to April 2002.

     Steven C. Preston, age 43, is Executive Vice President. He served as Executive Vice President and Chief Financial Officer from July 1998 to January 2004. He served as Senior Vice President and Chief Financial Officer from April 1997 through June 1998.

     Steven B. Bono, age 51, has served as Senior Vice President, Corporate Communications since July 2001. He was on sabbatical from May 2000 to July 2001. Mr. Bono served as Vice President, Communications Strategy of Jack Morton Worldwide in Chicago, Illinois from September 1997 to May 2000.

     Albert T. Cantu, age 42, has served as President and Chief Operating Officer, Terminix since January 1999. From October 1994 to December 1998, he was Vice President of Operations, Terminix.

     Scott J. Cromie, age 47, has served as President and Chief Operating Officer, American Home Shield since October 1996.

     Mitchell T. Engel, age 51, is Chief Marketing Officer. He served as Principal of Engel Marketing Services from April 1998 to April 2002.

     James A. Goetz, age 46, is Senior Vice President and Chief Information Officer. He served as Chief Information Officer of The ServiceMaster Home Service Center L.L.C. from September 2000 to January 2002. From January 1999 to August 2000, he was Director of Internet Services at IBM Global Services. From May 1996 to December 1998, he was Director of Internet Partnering at IBM Global Network.

     Jim L. Kaput, age 43, is Senior Vice President and General Counsel of ServiceMaster. From June 1994 until he joined ServiceMaster in April 2000, Mr. Kaput was a partner at the law firm of Sidley & Austin in Chicago, Illinois.

     Elizabeth L. Reeves, age 50, is Senior Vice President for Human Resources. She served as Executive Vice President of Global Human Resources for Bcom3 from October 2000 to September 2002. From March 1997 to September 2000 she was Group Vice President, Human Resources for CNA.

     David M. Slott, age 45, is President and Chief Operating Officer, TruGreen ChemLawn. He served as Chief Operating Officer of The TruGreen Companies from January 2001 to October 2003. From January 1996 to January 2001, he served as President and Chief Operating Officer, TruGreen ChemLawn.


FINANCIAL CODE OF ETHICS

     ServiceMaster has a Financial Code of Ethics which applies to ServiceMaster's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, Business Unit Chief Financial Officers or persons performing similar functions and other designated officers and employees. A copy of the Financial Code of Ethics is filed as an exhibit to this Form 10-K and is posted on ServiceMaster's website at http://www.svm.com under "Corporate Governance".


AUDIT AND FINANCE COMMITTEE FINANCIAL EXPERT

     The information contained in ServiceMaster's Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading "Board and Committees of the Board" is incorporated by reference in this Form 10-K.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The information contained in ServiceMaster's Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in ServiceMaster's Proxy Statement for the 2004 Annual Meeting of Shareholders under the headings "Compensation of Directors," "Executive Compensation" and "Agreements with Officers and Directors" is incorporated by reference in this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in ServiceMaster's Proxy Statement for the 2004 Annual Meeting of Shareholders under the headings "Ownership of Our Common
Stock" and "Equity Compensation Plan Information" is incorporated by reference in this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in ServiceMaster's Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading "Certain Transactions and Relationships" is incorporated by reference in this Form 10-K.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information contained in ServiceMaster's Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading "Item 4 - Ratification of Selection of Independent Auditors" is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      Financial Statements, Schedules, and Exhibits.


        1.  Financial Statements

        The documents shown below are contained in ServiceMaster's Annual Report to Shareholders for 2003 and are incorporated by reference in Part II,
        Item 8 of this Form 10-K:

                  Report of Independent Auditors

                  Consolidated Statements of Operations for the three years ended December 31, 2003, 2002 and 2001

                  Consolidated Statements of Financial Position as of December 31, 2003 and 2002

                  Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002 and 2001

                  Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2003, 2002 and 2001

                  Notes to the Consolidated Financial Statements

         2.  Financial Statements Schedules

         Schedule IV-Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties:

                  None

         Included in Part IV of this Form 10-K:

                  Schedule II-Valuation and Qualifying Accounts

                  Independent Auditors' Report on Schedule

                  Exhibit 23-Independent Auditors' Consent

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

         3.  Exhibits

     The exhibits filed with this report are listed on pages 23-27 (the "Exhibits Index"). Entries marked by an asterisk next to the exhibit's number identify management contracts or compensatory plans, contracts or arrangements in which a director or any of ServiceMaster's executive officers to be identified in the summary compensation table included in ServiceMaster's Proxy Statement for the 2004 Annual Meeting of Shareholders participates or compensatory plans, contracts or arrangements adopted without approval of security holders pursuant to which ServiceMaster may award equity and in which any ServiceMaster employee currently participates.

(b)      Reports on Form 8-K.

          ServiceMaster filed with or furnished to the Securities and Exchange Commission the following reports on Form 8-K during the last quarter of 2003:

          A report on Form 8-K was furnished on November 5, 2003. The purpose of the report was to provide under Item 12, the press release issued by ServiceMaster on November 5, 2003 announcing the preliminary financial results for the third quarter of 2003.

          A report on Form 8-K was furnished on November 5, 2003. The purpose of the report was to restate previously reported quarterly consolidated statements of income and quarterly business segment disclosures to reflect the reclassification to discontinued operations of ServiceMaster's sold utility line clearing business that was sold during the fourth quarter of 2003.

INDEPENDENT AUDITORS REPORT

To Shareholders of The ServiceMaster Company Downers Grove, IL

     We have audited the financial statements of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 15, 2004 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections and the adoption of SFAS No. 142, Goodwill and Other Intangible Assets), such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
March 15, 2004

                                 SCHEDULE II
                            THE SERVICEMASTER COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                       Additions
                                                      Balance at       Charged to
                                                     Beginning of      Costs and                      Balance at
                                                       Period           Expenses     Deductions (1)  End of Period
                                                     -----------      -----------   ---------------  --------------
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2003
Continuing Operations -
      Allowance for doubtful accounts
          Accounts receivable                         $  24,344        $ 35,166       $   36,439      $  23,071
          Notes receivable                                3,140           1,759            1,750          3,149

Reserves related to strategic actions in the fourth
      quarter of 2001 (2)                                15,494         (1,300)            3,408         10,786


Remaining liabilities from discontinued operations
      LandCare Construction                              13,974              -             6,822          7,152
      LandCare utility line clearing business (3)         6,393          2,803               185          9,011
      Certified Systems, Inc.                            13,586              -             2,562         11,024
      Management Services                                 1,569              -             1,286            283
      International businesses                           21,348          1,000            10,331         12,017
      Other                                              10,436              -             1,147          9,289


AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2002
Continuing Operations -
      Allowance for doubtful accounts
          Accounts receivable                         $  26,151        $ 40,590       $   42,397      $  24,344
          Notes receivable                                2,084           1,056               -           3,140

Reserves related to strategic actions in the fourth
      quarter of 2001 (2)                                35,959         (5,600)           14,865         15,494


Remaining liabilities from discontinued operations
      LandCare Construction                              34,229          2,634            22,889         13,974
      Certified Systems, Inc.                            23,762          3,500            13,676         13,586
      Management Services                                 7,400         (4,500)            1,331          1,569
      International businesses (4)                       19,604         21,900            20,156         21,348
      Other                                              16,054            615             6,233         10,436


AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2001
Continuing Operations -
      Allowance for doubtful accounts
          Accounts receivable                         $  29,219        $ 32,491       $   35,559       $ 26,151
          Notes receivable                                1,691             516              123          2,084

Reserves related to strategic actions in the fourth
      quarter of 2001 (2)                                     -         40,000             4,041         35,959


Remaining liabilities from discontinued operations
      LandCare Construction                               5,243         32,200             3,214         34,229
      Certified Systems, Inc.                            12,595         12,995             1,828         23,762
      Management Services                                     -         22,687            15,287          7,400
      Other                                                 754         15,300                 -         16,054


 (1) Deductions in the allowance for doubtful accounts and notes receivable reflect write-offs of uncollectible accounts Deductions for the remaining items reflect cash payments, except for the items noted in
          (3) and (4).

 (2) Includes accruals for residual value guarentees on leased properties, severance for former executives and terminated employees, and transaction and other costs.

 (3) The Company sold the assets and related operational obligations of Trees, Inc, the utility line clearing operations of TruGreen LandCare. The Company retained certain liabilities and recorded accruals in connection with the sold operations. The beginning balance represents the liabilities of the discontinued operations that existed prior to their disposition. Additions reflect costs recorded related to exiting the operations.

 (4) The liabilites of this business assumed by the buyer of the sold operations totaled $19.6 million. The Company recorded accruals in connection with the 2002 sold operations and a cash adjustment to the purchase price of the 2001 disposition. The beginning balance represents the liabilities of the discontinued operations that existed prior to their disposition. Additions reflect costs recorded related to exiting the operations.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE SERVICEMASTER COMPANY





Date: March 15, 2004        By   /s/ JONATHAN P. WARD
                                -------------------------------
                                Jonathan P. Ward
                                Chairman and Chief Executive Officer


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


         Signature                               Title                                  Date
         ---------                               -----                                  ----
/s/ JONATHAN P. WARD                    Chairman and Chief Executive                March 15, 2004
----------------------                  Officer and Director
   Jonathan P. Ward


/s/ ERNEST J. MROZEK                    President and                               March 15, 2004
----------------------                  Chief Financial Officer (Principal
   Ernest J. Mrozek                     Financial Officer and Principal
                                        Accounting Officer)



/s/ PAUL W. BEREZNY, JR.                Director                                    March 5, 2004
---------------------------
   Paul W. Berezny, Jr.


__________________________              Director
   John L. Carl


__________________________              Director
   Brian Griffiths


/s/ SIDNEY E. HARRIS                    Director                                    March 5, 2004
---------------------------
   Sidney E. Harris


/s/ ROBERTO R. HERENCIA                 Director                                    March 5, 2004
---------------------------
  Roberto R. Herencia


__________________________              Director
   Herbert P. Hess

/s/ JAMES D. McLENNAN                   Director                                    March 5, 2004
----------------------
   James D. McLennan


/s/ DALLEN W. PETERSON                  Director                                    March 5, 2004
---------------------------
   Dallen W. Peterson


/s/ BETTY JANE SCHEIHING                Director                                    March 5, 2004
------------------------
  Betty Jane Scheihing


/s/ DAVID K. WESSNER                    Director                                    March 5, 2004
---------------------------
   David K. Wessner


                                 Exhibits Index

Exhibit No.                               Description of Exhibit
-----------------------------------------------------------------------------


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

4.10 Forms of 6.95% Note due August 14, 2007 and 7.45% Note due August 14, 2027 are incorporated by reference to Exhibit 4.2 to the 1997 S-3.

4.11     Form of 7.10% Note due March 1, 2018 is incorporated by reference to
         Exhibit 4.1 the 1998 8-K, No. 3.

4.12     Form of 7.25% Note due March 1, 2038 is incorporated by reference to
         Exhibit 4.2 to the 1998 8-K, No. 3.

4.13     Form of 7.875% Note due August 15, 2009 is incorporated by reference to
         Exhibit 4 to the 1999  8-K.

                                Exhibits Index

Exhibit No.                               Description of Exhibit
-----------------------------------------------------------------------------

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

10.1* Senior Executive Ownership Election Plan, as approved by the Board of Directors on December 10, 1999, is incorporated by reference to Exhibit
         10.5 to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-14762).

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

                                Exhibits Index

Exhibit No.                Description of Exhibit
-----------------------------------------------------------------------------

10.14* Form of Option Agreement for the 2000 Equity Incentive Plan is incorporated by reference to Exhibit 10.17 to the 2001 10-K.

10.15* Form of Restricted Stock Award Agreement for the 2000 Equity Incentive Plan is incorporated by reference to Exhibit 10.31 to the 2001 10-K.

10.16* WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-14762) (the "2000 10-K").

10.17* Form of Stock Option Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit
         10.22 to the 2000 10-K.

10.18* Form of Stock Purchase Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit
         10.23 to the 2000 10-K.


10.19* 2001 Directors Stock Plan, as amended and restated effective January 24, 2003, is incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K").

10.20* Form of Option Agreement for the 2001 Directors Stock Plan is incorporated by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-8 (File No. 333-65520), filed on July 20, 2001.

10.21* Corporate Performance Plan, formerly known as the 2001 Long-Term Performance Award Plan, as amended March 16, 2001, is incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-14762).

10.22* Form of Change in Control Severance Agreement is incorporated by reference to Exhibit 10.30 to the 2001 10-K.

10.23* ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-8 (File No. 333-106356), filed on June 23, 2003.

10.24*+ Form of Stock Option Agreement for the ServiceMaster 2003 Equity Incentive Plan.

10.25*+ Form of Restricted Stock Award Agreement for the ServiceMaster 2003 Equity Incentive Plan.

10.26*+ Form of Stock Appreciation Right Agreement for the ServiceMaster 2003 Equity Incentive Plan.

10.27* 2002 Directors Deferred Fees Plan, effective October 25, 2002, is incorporated by reference to Exhibit 10.35 to the 2002 10-K.

10.28* ServiceMaster Employee Share Purchase Plan, as amended and restated effective October 4, 2001, is incorporated by reference to Exhibit
         10.37 to the 2001 10-K.

10.29* ServiceMaster Deferred Compensation Plan, as amended and restated effective October 24, 2002, is incorporated by reference to Exhibit
         10.29 to the 2002 10-K.

10.30* Employment Agreement dated as of January 9, 2001 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.19 to the 2000 10-K.

                                Exhibits Index

Exhibit No.                Description of Exhibit
-----------------------------------------------------------------------------

10.31* Stock Option Agreement dated as of January 9, 2001 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.20 to the 2000 10-K.


10.32*+ Stock Option Agreement dated as of February 8, 2002 between The ServiceMaster Company and Jonathan P. Ward.

10.33*+ Restricted Stock Unit Award Agreement dated as of December 18, 2003 between The ServiceMaster Company and Jonathan P. Ward.


10.34* Letter Agreement dated as of June 1, 2001 between The ServiceMaster Company and Carlos Cantu is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-14762).


10.35* Employment Agreement dated as of April 1, 2002 between The ServiceMaster Company and Mitchell T. Engel is incorporated by reference to Exhibit 10.25 to the 2002 10-K.

10.36*+ Letter Agreement dated as of January 1, 2004 between The ServiceMaster Company and C. William Pollard.

10.37*+ Stock Option Agreement dated as of March 16, 2001 between The ServiceMaster Company and C. William
         Pollard.

10.38*+ Employment Agreement dated as of January 1, 2004 between The ServiceMaster Company and Ernest J. Mrozek.

13+ Annual Report to Shareholders for the year ended December 31, 2003 (the "2003 Annual Report"). The parts of the 2003 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 2003 Annual Report are furnished for the information of the Securities and Exchange Commission and are not filed with this report.

14+ Financial Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.


21+      Subsidiaries of ServiceMaster.

23+      Consent of Deloitte & Touche LLP.


31.1+    Certification of Chief Executive Officer pursuant to Rule 13a - 14
         (a) or 15d - 14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Certification of Chief Financial Officer pursuant to Rule 13a - 14 (a) or 15d - 14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+ Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+ Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+    Corporate Governance Principles dated as of January 30, 2004.

99.2+    Audit and Finance Committee Charter dated as of January 30, 2004.

99.3+ Compensation and Leadership Development Committee Charter dated as of January 30, 2004.

99.4+    Governance and Nominating Committee Charter dated as of October 24,
         2003.

----------------
* Indicates compensatory plan, contract, or arrangement.
+ Filed herewith.

                                   EXHIBIT 21


                    SUBSIDIARIES OF THE SERVICEMASTER COMPANY

As of March 12, 2004, ServiceMaster had the following subsidiaries:

                                                                                                   State or Country
                                                                                                        of
                                                                                                     Incorporation
Subsidiary                                                                                          or Organization
----------                                                                                         -----------------
ServiceMaster Consumer Services Limited Partnership........................................................Delaware
ServiceMaster Consumer Services, Inc.....................................................................  Delaware
TruGreen Limited Partnership...............................................................................Delaware
TruGreen, Inc............................................................................................  Delaware
Barefoot Grass Canada, Inc................................................................................ Delaware
TruGreen LandCare L.L.C. 1.................................................................................Delaware
TruGreen Companies L.L.C...................................................................................Delaware
The Terminix International Company Limited Partnership.....................................................Delaware
Terminix International, Inc..............................................................................  Delaware
ServiceMaster Residential/Commercial Services Limited Partnership..........................................Delaware
SM Clean L.L.C.............................................................................................Delaware
Merry Maids Limited Partnership............................................................................Delaware
MM Maids L.L.C.............................................................................................Delaware
American Home Shield Corporation 2.........................................................................Delaware
AmeriSpec, Inc...........................................................................................  Delaware
Furniture Medic Limited Partnership........................................................................Delaware
FM Medic L.L.C.............................................................................................Delaware
American Residential Services Holding L.L.C. 3.............................................................Delaware
ServiceMaster Aviation L.L.C...............................................................................Illinois
The ServiceMaster Acceptance Company Limited Partnership...................................................Delaware
ServiceMaster Acceptance Corporation.......................................................................Delaware
ServiceMaster Holding Corporation..........................................................................Delaware
ServiceMaster BSC L.L.C....................................................................................Delaware
ServiceMaster Funding Company L.L.C........................................................................Delaware
ServiceMaster Management Corporation.......................................................................Delaware
Steward Insurance Company...................................................................................Vermont


--------
1 .......TruGreen LandCare L.L.C. has 12 subsidiaries.

2 .......American Home Shield Corporation has 14 subsidiaries, including
         AmeriSpec, Inc.

3 .......American Residential Services Holding L.L.C. has 24 subsidiaries.

                                   EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-113322, 333-106365, 333-110672, 333-81670, 333-73764, 333-65520, 333-53142,
333-50886, 333-42680, 333-78239, 333-74781, 333-55761 on Form S-8, Registration
Statement No. 333-91381 on Form S-3, and Registration Statements No. 333-75069 on Form S-4 of The ServiceMaster Company and subsidiaries of our report dated March 15, 2004 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections and the adoption of SFAS No. 142, Goodwill and Other Intangible Assets), appearing in and incorporated by reference in this Annual Report on Form 10-K of The ServiceMaster Company and subsidiaries for the year ended December 31, 2003.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
March 15, 2004