Form 10-Q
period 2004-03-31
SERVICEMASTER CO
filed 2004-05-10
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 290,467,000 shares of common stock on May 3, 2004.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three
   months ended March 31, 2004 and March 31, 2003                              3

Condensed Consolidated Statements of Financial Position
   as of March 31, 2004 and December 31, 2003                                  4

Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2004 and March 31, 2003                                     5

Notes to Condensed Consolidated Financial Statements                           6

Item 2: Management Discussion and Analysis of Financial
    Condition and Results of Operations                                       12

Item 3:  Quantitative and Qualitative Disclosures About
    Market Risk                                                               19

Item 4: Controls and Procedures                                               20


PART II.  OTHER INFORMATION

Item 2:  Changes in Securities, Use of Proceeds and Issuer
   Purchases of Equity Securities                                             21

Item 6:  Exhibits and Reports on Form 8-K                                     21

Signature                                                                     23

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             Three Months Ended
                                                                                                  March 31,

                                                                                        2004                   2003
                                                                                    ----------              ----------
OPERATING REVENUE ........................................................           $ 756,891               $ 712,343

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ..............................             545,056                 516,354
Selling and administrative expenses ......................................             179,310                 169,208

Amortization expense .....................................................               1,422                   1,640

Total operating costs and expenses .......................................             725,788                 687,202
                                                                                     ---------               ---------

OPERATING INCOME .........................................................              31,103                  25,141

NON-OPERATING EXPENSE (INCOME):
Interest expense .........................................................              14,931                  16,283
Interest and investment income ...........................................              (4,570)                 (1,219)
Minority interest and other expense, net .................................               2,046                   2,072
                                                                                     ---------               ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES ......................................................              18,696                   8,005
Provision for income taxes................................................               7,235                   3,162
                                                                                     ---------               ---------

INCOME FROM CONTINUING OPERATIONS ........................................              11,461                   4,843

Loss from discontinued operations, net of income taxes ...................                (262)                   (168)
                                                                                     ---------               ---------
NET INCOME ...............................................................           $  11,199               $   4,675
                                                                                     =========               =========

PER SHARE:
BASIC EARNINGS PER SHARE:
Income from continuing operations ........................................           $    0.04               $    0.02

Discontinued operations, net .............................................                   -                       -
                                                                                     ---------               ---------
Basic earnings per share .................................................           $    0.04               $    0.02
                                                                                     =========               =========
SHARES ...................................................................             291,799                 297,801


DILUTED EARNINGS PER SHARE:
Income from continuing operations ........................................           $    0.04               $    0.02

Discontinued operations, net .............................................                   -                       -
                                                                                     ---------               ---------
Diluted earnings per share ...............................................           $    0.04               $    0.02
                                                                                     =========               =========
SHARES ...................................................................             296,035                 301,635






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                    As of March 31,   As of Dec. 31,
ASSETS                                                                                                   2004               2003
                                                                                                     -----------        -----------
CURRENT ASSETS:

Cash and cash equivalents ....................................................................       $   146,572        $   228,161
Marketable securities ........................................................................            89,167             90,540
Receivables, less allowance of $26,406 and $26,220, respectively .............................           336,008            333,834
Inventories ..................................................................................            72,563             70,163
Prepaid expenses and other assets ............................................................            77,343             33,408
Deferred customer acquisition costs ..........................................................            68,776             41,806
Deferred taxes and income taxes receivable ...................................................            87,556             87,589
Assets of discontinued operations ............................................................             4,948              5,273
                                                                                                     -----------        -----------
       Total Current Assets ..................................................................           882,933            890,774
                                                                                                     -----------        -----------
PROPERTY AND EQUIPMENT:
   At cost ...................................................................................           399,719            387,569
   Less: accumulated depreciation ............................................................          (215,101)          (208,054)
                                                                                                     -----------        -----------
     Net property and equipment ..............................................................           184,618            179,515
                                                                                                     -----------        -----------

OTHER  ASSETS:
Goodwill .....................................................................................         1,523,818          1,516,206
Intangible assets, primarily trade names .....................................................           215,787            216,453
Notes receivable .............................................................................            45,425             46,441
Long-term marketable securities ..............................................................            93,118             92,562
Other assets .................................................................................            14,198             14,475
                                                                                                     -----------        -----------
       Total Assets ..........................................................................       $ 2,959,897        $ 2,956,426
                                                                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .............................................................................       $    94,417        $    86,963
Accrued liabilities:
   Payroll and related expenses ..............................................................            83,543             89,427
   Self-insured claims and related expenses ..................................................            70,706             73,320
   Other .....................................................................................           105,944            100,454
Deferred revenues ............................................................................           461,871            419,915
Liabilities of discontinued operations .......................................................            12,955             14,380
Current portion of long-term debt ............................................................            30,245             33,781
                                                                                                     -----------        -----------
       Total Current Liabilities .............................................................           859,681            818,240
                                                                                                     -----------        -----------

LONG-TERM DEBT ...............................................................................           792,837            785,490

LONG-TERM LIABILITIES:
     Deferred taxes ..........................................................................           279,545            276,000
     Liabilities of discontinued operations ..................................................            33,977             34,396
     Other long-term obligations .............................................................           131,374            125,474
                                                                                                     -----------        -----------
        Total Long-Term Liabilities ..........................................................           444,896            435,870
                                                                                                     -----------        -----------

MINORITY INTEREST ............................................................................           100,309            100,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1,000,000 shares; issued
     317,451 and 317,315 shares, respectively ................................................             3,175              3,173
Additional paid-in capital ...................................................................         1,062,695          1,061,640
Retained earnings (accumulated deficit) ......................................................           (13,228)             6,365
Accumulated other comprehensive income .......................................................             7,627              7,932
Restricted stock .............................................................................            (9,786)            (4,368)
Treasury stock ...............................................................................          (288,309)          (258,225)
                                                                                                     -----------        -----------
       Total Shareholders' Equity ............................................................           762,174            816,517
                                                                                                     -----------        -----------
       Total Liabilities and Shareholders' Equity ............................................       $ 2,959,897        $ 2,956,426
                                                                                                     ===========        ===========




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                     2004                   2003
                                                                                  ---------              ----------

CASH AND CASH EQUIVALENTS AT JANUARY 1 ......................................      $228,161               $227,177


CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ..................................................................        11,199                  4,675
     Adjustments to reconcile net income to net cash flows from operating activities:
        Loss from discontinued operations ...................................           262                    168
        Depreciation expense ................................................        12,175                 12,397
        Amortization expense ................................................         1,422                  1,640
        Deferred income tax expense .........................................         5,815                  2,448

         Change in working capital, net of acquisitions:
            Receivables .....................................................        (5,822)               (15,264)
            Inventories and other current assets ............................       (62,308)               (65,828)
            Accounts payable ................................................         7,490                 (7,133)
            Deferred revenues ...............................................        41,443                 42,867
            Accrued liabilities .............................................         3,027                (12,795)
            Other, net ......................................................         1,514                  3,782
                                                                                  ---------              ---------
NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES ......................        16,217                (33,043)
                                                                                  ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ....................................................       (12,520)               (10,527)
      Sale of equipment and other assets ....................................           488                    933
      Business acquisitions, net of cash acquired ...........................        (4,197)               (13,070)
      Notes receivable, financial investments and securities ................         3,696                (14,016)
                                                                                  ---------              ---------
NET CASH USED FOR INVESTING ACTIVITIES ......................................       (12,533)               (36,680)
                                                                                  ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt ..................................................        (9,962)               (10,549)
      Purchase of ServiceMaster stock .......................................       (39,831)                (1,901)
      Shareholders' dividends ...............................................       (30,792)               (31,359)
      Other, net ............................................................        (2,646)                 2,273
                                                                                  ---------              ---------
NET CASH USED FOR FINANCING ACTIVITIES ......................................       (83,231)               (41,536)
                                                                                  ---------              ---------
CASH USED FOR DISCONTINUED OPERATIONS .......................................        (2,042)               (11,651)
                                                                                  ---------              ---------

CASH DECREASE DURING THE PERIOD .............................................       (81,589)              (122,910)
                                                                                  ---------              ---------

CASH AND CASH EQUIVALENTS AT MARCH 31 .......................................     $ 146,572              $ 104,267
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

NOTE 2: The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company suggests that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003 (2003 Annual Report). The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

NOTE 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to heating, ventilation and air conditioning (HVAC), and electrical are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company eradicates termites through the use of baiting stations, as well as through non-baiting methods (e.g., fumigation or liquid treatment). Termite services using baiting stations as well as home warranty services typically are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Revenue from trade name licensing arrangements is recognized when earned. Franchised revenues (which in the aggregate represent approximately three percent of consolidated revenue) consist principally of monthly fee revenue, which is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Due to the seasonality of the TruGreen and Terminix operations, franchise fee income represented 30 percent and 35 percent of consolidated operating income for the three months ended March 31, 2004 and 2003, respectively. The portion of total franchise fee income related to initial fees received from the sale of a franchise were immaterial to the Company's consolidated financial statements for all periods.

The Company had $462 million and $420 million of deferred revenue at March 31, 2004 and 2003, respectively, which consist primarily of payments received for annual contracts relating to home warranty, termite baiting and lawn care services. The revenue related to these services is recognized as the services are performed over the contractual period.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen ChemLawn has significant seasonality to its business. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October. The Company incurs and defers incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues will be recognized in later quarters. This business also defers, on an interim basis, pre-season advertising costs and the costs of annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized approximately in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end.

As noted above, TruGreen's pre-season advertising costs are deferred and recognized approximately in proportion to the contract revenue over the production season. Terminix and ARS also defer advertising costs in the first quarter and recognizes the expense over the year approximately in proportion to their revenue. These costs are not deferred beyond the calendar year-end. The cost of direct-response advertising at Terminix is capitalized and amortized over its expected period of future benefits. This direct-response advertising consists primarily of direct-mail promotions, for which the cost is capitalized and amortized over the one-year customer contract life.

The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ materially from the actual results. Disclosures in the 2003 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgments. The areas discussed included the allowance for receivables, accruals for self-insured retention limits related to medical, workers compensation, auto and general liability insurance, accruals for home warranty claims, the possible outcome of outstanding litigation, accruals for income tax liabilities as well as deferred tax accounts, useful lives for depreciation and amortization expense, and the valuation of tangible and intangible assets. In 2004, there have been no changes in the significant areas that require estimates or in the methodologies which underlie these estimates.

NOTE 4: The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company has self-insured retention limits and insured layers of excess insurance coverage above those limits. Accruals for self-insurance losses and warranty claims in the American Home Shield business are made based on the Company's claims experience and actuarial projections. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated.

The Company records deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. There are significant amortizable intangible assets for tax reporting purposes (not for financial reporting purposes) which arose as a result of the Company's reincorporation from partnership to corporate form in 1997. The Company records its deferred tax items based on the estimated ultimate value of the tax basis. The Company's tax estimates are adjusted when required to reflect changes based on factors such as changes in tax laws, results of tax authority reviews and statutory limitations.

In the event that actual results differ from the estimates discussed in this note, the Company would reflect those changes, which could be material, in the period that the difference is identified.

NOTE 5: In accordance with Statement of Financial Accounting Standards (SFAS) 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Such circumstances could include actual earnings being significantly below management's estimates. The Company's annual assessment date is October 1.

The following table summarizes the goodwill and intangible asset activity and balances:


(In thousands)                    As of                                       As of
                                Dec. 31,                                    March 31,
                                  2003        Additions        Amort.         2004
                              -----------    -----------   ------------   -----------
Goodwill(1) ...............   $ 1,516,206    $     7,612   $      --      $ 1,523,818
Trade names(1) ............       204,793           --            --          204,793

Other intangible assets ...        35,432            756          --           36,188
Accumulated amortization(2)       (23,772)          --          (1,422)       (25,194)
                              -----------    -----------   -----------    -----------
Net other intangibles .....        11,660            756        (1,422)        10,994
                              -----------    -----------   -----------    -----------
Total .....................   $ 1,732,659    $     8,368   $    (1,422)   $ 1,739,605
                              ===========    ===========   ============   ===========


(1)  Not subject to amortization.

(2) Annual amortization expense of approximately $6 million in 2004 is expected to decline over the next five years.

The table below presents, by segment, the goodwill that is not subject to amortization:

      (In thousands)                  March 31,          Dec. 31,
                                        2004               2003
                                     -------------     --------------
      TruGreen                          $659,034           $652,534
      Terminix                           623,279            622,351
      American Home Shield                72,085             72,085
      ARS/AMS                             56,171             56,171
      Other Operations                   113,249            113,065
                                     -------------     --------------
      Total                           $1,523,818         $1,516,206
                                     =============     ==============


NOTE 6: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures. Shares potentially issuable under convertible securities have not been considered outstanding for the three months ended March 31, 2004 and 2003, respectively, as their inclusion results in a less dilutive computation. Had the inclusion of convertible securities not resulted in a less dilutive computation for the three months ended March 31, 2004 and 2003, incremental shares attributable to the assumed conversion of the debentures would have increased shares outstanding by
8.0 million shares and 8.2 million shares, respectively, and the after-tax interest expense related to the convertible debentures that would have been added to net income in the numerator would have been $1.2 million for both periods.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.


(In thousands, except per share data)                 Three Months                          Three Months
                                                 Ended March 31, 2004                  Ended March 31, 2003
                                            --------------------------------       ------------------------------

CONTINUING OPERATIONS:                        Income       Shares      EPS           Income      Shares     EPS
----------------------                      ----------   ---------  --------       ----------  ---------  -------
 Basic earnings per share                     $11,461     291,799     $0.04         $4,843      297,801    $0.02
                                                                      =====                                =====
 Effect of dilutive securities, net of tax:
  Options                                                   4,236                                 3,834
                                              -------     -------                   ------      -------


 Diluted earnings per share                   $11,461     296,035    $0.04          $4,843      301,635    $0.02
                                              =======   =========    =====          ======      =======    =====


NOTE 7: The Company is accounting for employee stock options as compensation expense in accordance with SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", provides alternative methods of transitioning to the fair-value based method of accounting for employee stock options as compensation expense. The Company is using the "prospective method" of SFAS 148 and is expensing the fair-value of new employee option grants awarded subsequent to 2002.

Prior to 2003, the Company accounted for employee share options under the intrinsic method of Accounting Principles Board Opinion No. 25, as permitted under GAAP. Had compensation expense for employee options been determined under the fair-value based method of SFAS 123 for all periods, proforma reported net income and net earnings per share would reflect the following:

                                                     Three Months Ended
                                                          March 31,
(In thousands, except per share data)              2004               2003
                                              ---------------    ---------------

Net income as reported                               $11,199             $4,675

Add back:  Stock-based compensation
  expense included in reported net income,
  net of related tax effects                             249                164

Deduct:  Stock-based compensation
  expense    determined   under   fair-value
method,
  net of related tax effects                         (1,424)            (1,877)
                                              ---------------    ---------------
Proforma net income                                  $10,024             $2,962
                                              ===============    ===============


Basic Earnings Per Share:
  As reported                                          $0.04              $0.02

  Proforma                                             $0.03              $0.01

Diluted Earnings Per Share:
  As reported                                          $0.04              $0.02

  Proforma                                             $0.03              $0.01

In March 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95". In its current form, this Exposure Draft would require companies to record stock options and share grants at fair value and recognize this value as compensation expense over their vesting period. The Exposure Draft would require companies to record compensation expense for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the date of the adoption of the Exposure Draft. ServiceMaster has recorded compensation expense relating to the vesting of awards granted subsequent to 2002. If adopted in its current form, the Exposure Draft would be effective for fiscal years beginning after December 15, 2004. ServiceMaster is currently assessing the potential impact of this Exposure Draft.

NOTE 8: In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Under this Interpretation, certain entities known as "variable interest entities" (VIE) must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. In December 2003, the FASB issued FASB Interpretation No. 46, Revised (FIN 46R), which revised the originally issued document. The requirements of FIN 46 and FIN 46R have been adopted by the Company and their adoption did not have a material impact on the Company's Consolidated Financial Statements.

NOTE 9: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 is presented in the following table:

                                                 (IN THOUSANDS)
                                                2004        2003
CASH PAID OR (RECEIVED) FOR:                 ---------   ---------
Interest expense...........................  $ 22,509    $ 23,491
Interest and dividend income...............  $ (1,988)   $ (2,036)
Income taxes...............................  $  2,552    $    618

Cash paid for income taxes increased in 2004 as a result of a higher level of tax refunds received in the prior year.

NOTE 10: Total comprehensive income was $11 million and $3 million for the three months ended March 31, 2004 and 2003, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

NOTE 11: The Company has an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen and Terminix to a
wholly  owned,   bankruptcy-remote   subsidiary,

ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. At March 31, 2004 and 2003, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an additional funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

NOTE 12: During the third quarter of 2003, the Company sold substantially all of the assets and related operational obligations of Trees, Inc., the utility line clearing operations of TruGreen LandCare. The results of the utility line clearing operations of Trees, Inc. have been reclassified as "Discontinued Operations" and are not included in continuing operations.

In October 2001, the Company's Board of Directors approved a series of strategic actions, which were the culmination of an extensive portfolio review process. As part of this portfolio review, the Company sold or exited certain non-strategic or under-performing businesses in the fourth quarter of 2001 and third quarter of 2002. The results of these discontinued business units have been separately classified as "Discontinued Operations" in the accompanying financial statements.


In the  fourth  quarter  of  2001,  the  Company  recorded  a charge  for  asset impairments and other items which included accruals for residual value guarantees on leased properties, severance for former executives and terminated employees, and other costs. At the end of 2003, there were approximately $10 million of reserves remaining, primarily relating to long term severance agreements that extend over several years.

The table below summarizes the activity during the three months ended March 31, 2004 for the remaining liabilities from the discontinued operations. The Company believes that the remaining reserves continue to be adequate and reasonable.

 (IN THOUSANDS)                   Balance at         Cash          Balance at
                                 December 31,      Payments         Mar. 31,
                                     2003          or Other           2004
                                 ------------    -----------      -----------
 Remaining liabilities from
   discontinued operations
      LandCare Construction       $7,152           $746             $6,406
      LandCare utility line
         clearing business         9,011            625              8,386
      Certified Systems, Inc.     11,024            403             10,621
      Management Services            283             21                262
      International businesses    12,017             49             11,968
      Other                        9,289              -              9,289

NOTE 13: In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service ("IRS"). From 1986 through 1997 most operations of the Company were conducted in partnership form, free of federal corporate income tax. During that period, the Company was not reviewed by the IRS. In 1997, the Company converted from partnership to corporate form. In 2003, the IRS commenced an examination of the Company's consolidated income tax returns for 2002, 2001 and 2000. The Company expects the IRS' examination to be in its final stages in late 2004 and completed in early 2005. As with any review of this nature, the outcome of the IRS examination is not known at this time.

NOTE 14: The business of the Company is conducted through five operating segments: TruGreen, Terminix, American Home Shield, ARS/AMS and Other Operations. In accordance with SFAS 131, the Company's reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The ARS/AMS segment provides HVAC and plumbing installation and repair services provided under the ARS Service Express, American Mechanical Services and Rescue Rooter brand names. The Other Operations segment includes the franchise and company-owned operations of ServiceMaster Clean, Furniture Medic and Merry Maids, which provide disaster restoration, cleaning, furniture repair and maid services. The segment also includes the Company's headquarters operations, which provide various technology, marketing, finance and other support services to the business units. Segment information is presented below.

(IN THOUSANDS)                            Three Months        Three Months
                                         Ended Mar. 31,      Ended Mar. 31,
                                              2004                2003
----------------------------------------------------------------------------
Operating Revenue:
  TruGreen                                  $224,659            $204,547
  Terminix                                   236,796             225,906
  American Home Shield                       102,797              94,224
  ARS/AMS                                    153,984             151,433
  Other Operations                            38,655              36,233
----------------------------------------------------------------------------
Total Operating Revenue                     $756,891            $712,343
============================================================================

Operating Income:
  TruGreen                                  $(2,898)            $(8,550)
  Terminix                                    36,254              33,528
  American Home Shield                        10,116               8,159
  ARS/AMS                                    (3,648)             (1,170)
  Other Operations                           (8,721)             (6,826)
----------------------------------------------------------------------------
Total Operating Income                       $31,103             $25,141
============================================================================


(IN THOUSANDS)                                                As of                    As of
                                                         March 31, 2004            Dec. 31, 2003
-----------------------------------------------------------------------------------------------------
Identifiable Assets:
  TruGreen                                                $1,037,548                   $911,958
  Terminix                                                   822,003                    822,407
  American Home Shield                                       415,878                    422,765
  ARS/AMS                                                    184,663                    185,528
  Other Operations (and discontinued businesses)             499,805                    613,768
-----------------------------------------------------------------------------------------------------
Total Identifiable Assets                                 $2,959,897                 $2,956,426
=====================================================================================================



(IN THOUSANDS)                                              As of                    As of
                                                        March 31, 2004           March 31, 2003
-----------------------------------------------------------------------------------------------------
Capital Employed: (1)
  TruGreen                                                  $850,163                 $1,000,406
  Terminix                                                   598,445                    602,068
  American Home Shield                                       135,435                    101,725
  ARS/AMS                                                     94,805                    394,483
  Other Operations (and discontinued businesses)               6,717                     27,608
-----------------------------------------------------------------------------------------------------
Total Capital Employed                                    $1,685,565                 $2,126,290
=====================================================================================================


(1) Capital employed is a non-U.S. GAAP measure that is defined as the segment's total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company's business segments.

      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

CONSOLIDATED OVERVIEW

ServiceMaster (the "Company") reported revenue of $757 million in the first quarter of 2004, six percent above 2003 with substantially all of the growth from internal sources. First quarter 2004 diluted earnings per share doubled to $.04 from $.02 in 2003. Operating income for the first quarter increased 24 percent to $31 million compared to $25 million in 2003. All of the Company's businesses experienced increases in revenue and many had meaningful improvements in growth rate trends. Most units also reported solid increases in profits. As discussed below, the Company's results benefited from a few favorable comparisons, however, these were virtually offset by unfavorable factors of nearly equal value. On the positive side, the lawn care operations of TruGreen ChemLawn benefited from more normal weather conditions than last year, when late season snow adversely impacted production. This business was able to return to more typical production schedules, thereby offsetting the effects of reduced snow removal revenue in the TruGreen LandCare operations. In addition, the Company realized approximately $3 million more in investment gains this year on its equity investment portfolio at American Home Shield. The level of gains realized was reasonable given the substantially improved market conditions and size of the investment portfolio. On the other hand, results were adversely impacted by some unfavorable factors. More normal levels of variable compensation throughout the enterprise increased costs by almost $7 million and branch consolidations at TruGreen LandCare resulted in increased charges of approximately $1.2 million. Finally, the cost controls and the focus on improved efficiencies that were evident throughout the enterprise during the second half of last year remained firmly in place, helping the Company to offset large increases in certain key costs such as insurance and fuel.

The Company has re-affirmed its outlook for the year. The Company expects revenue growth to be in the mid-single digit range in 2004 with earnings per share growing somewhat faster. Earnings per share growth is typically faster than revenue growth due to the Company's ability to leverage its cost base on the incremental volume. The Company believes that positive factors such as an improving economy, higher consumer confidence and increased home sales will help it overcome higher insurance, fuel costs and a return to a more normal level of incentive compensation. The Company continues to remain focused on top-line sales growth, increased customer retention and price realization, as well as improving performance in the ARS/AMS segment and at TruGreen LandCare.

Cost of services rendered and products sold increased six percent for the quarter and decreased as a percentage of revenue to 72.0 percent in 2004 from
72.5 percent in 2003. This decrease reflects a change in the mix of the business as American Home Shield, TruGreen ChemLawn and Terminix increased in size in relationship to the overall business of the Company. These businesses generally operate at higher gross margin levels than the rest of the business, but incur somewhat higher selling and administrative expenses as a percentage of revenue. Selling and administrative expenses increased six percent for the quarter. As a percentage of revenue, these costs decreased to 23.7 percent for the quarter in 2004 from 23.8 percent in 2003 driven by the substantial increase in lawn care revenue in 2004.

Net non-operating expense decreased $5 million from 2003, reflecting higher investment income from securities gains in the American Home Shield investment portfolio, as well as the favorable impact from interest rate swap agreements entered into at the end of 2003 and early 2004.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three most profitable businesses of the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.



                                                              KEY PERFORMANCE INDICATORS
                                                                      As of March 31,

                                                               2004                   2003
                                                         -----------------      -----------------
         TRUGREEN  CHEMLAWN-
            Growth in Full Program Contracts                       2%                     2%
            Customer Retention Rate                             63.6%                  63.5%

         TERMINIX -
            Growth in Pest Control Customers                       4%                     1%
            Pest Control Customer Retention Rate                77.6%                  75.2%

            Growth in Termite Customers                           -2%                     -%
            Termite Customer Retention Rate                     88.2%                  88.6%

         AMERICAN HOME SHIELD -
            Growth in Warranty Contracts                           6%                    12%
            Customer Retention Rate                             54.7%                  55.1% *

         * Restated to conform with the 2004 calculation.



SEGMENT REVIEW

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. The TruGreen segment reported a 10 percent increase in first quarter revenue to $225 million compared to $205 million in 2003. The segment's operating loss for the quarter was $3 million compared with an operating loss of $9 million in 2003.

Revenue in the lawn care operations increased 18 percent over 2003 and operating income grew $11 million for the quarter. These strong results reflect accelerated timing of production due to more favorable weather conditions, as late season snow last year delayed the start of lawn care production in many parts of the country. Customer counts increased two percent over last year, which was slightly favorable to the Company's expectations. As the Company has previously disclosed, it had expected an adverse first quarter impact on the customer count comparison as a result of a change in the timing of its customer acquisition efforts. The Company has diversified its sales channels and placed less reliance on telemarketing, which has historically been heaviest in the first quarter, while more emphasis has been placed on direct mail, door to door and other efforts, which are more heavily concentrated in the second quarter. As a result of the enactment of the National Do Not Call Registry last fall and the Company's changes in its sales channels, telemarketing sales declined by 11 percent. However, on a year to date basis through April, the decline in telemarketing sales was offset by a sharp improvement in customer retention and strong growth in non-telemarketing sales. The customer retention rates included in the Key Performance Indicators are presented on a rolling, twelve-month basis and reflect a modest 10 basis point improvement in TruGreen ChemLawn's retention. However, when measured more discretely for the first quarter, retention has improved more dramatically, by 160 basis points. Improvements in retention were pervasive with nearly every region and division of TruGreen ChemLawn showing gains. This reflected the results of steady focus on improving customer service and problem resolution, as well as more strategic pricing policies for existing customers.

In April, the Company announced that TruGreen ChemLawn acquired the assets of Greenspace Services Limited (Greenspace). Greenspace is Canada's largest professional lawn care service company. As this transaction closed in April, it had no impact on first quarter results.

Revenue in the landscape maintenance business was comparable to 2003. Modest growth in base contract maintenance combined with stronger enhancement sales volume was offset by last year's higher snow removal business. Good growth in new maintenance contract sales was offset by lower customer retention. The Company is encouraged by the sharp increase in enhancement revenue, which reflects focused sales efforts and an improving economy. Operating income of the landscape maintenance operations declined by $6 million primarily reflecting a reduction in higher margin snow removal volume, higher insurance, fuel and labor-related costs as well as $1.2 million of branch consolidation costs. Management is dedicated to improving performance and has identified key areas of focus which include strengthening the sales team and maintenance contract base, continuing to increase enhancement revenue, further development of safety programs, and improving consistency through better process disciplines.

Capital employed in the TruGreen segment decreased 15 percent reflecting improved working capital management as well as the impact of the impairment charge recorded in the third quarter of 2003. Capital employed is a non-U.S. GAAP measure that is defined as the segment's total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company's business segments.

The Terminix segment, which includes termite and pest control services, reported a five percent increase in first quarter revenue to $237 million compared to $226 million in 2003 and operating income growth of eight percent to $36 million compared to $34 million in 2003. After a slow start in the quarter, the annual termite swarm activity increased in March and Terminix achieved a solid increase in termite completion volume. As previously disclosed, with the improved efficacy of liquid termite treatments, the Company is providing consumers with the choice of receiving termite services through baiting stations or liquid treatments. With this enhanced termite offering, the Company is expecting, and has experienced, a shift in the mix of its termite customer base from baiting stations to liquid treatments. Because the liquid alternative is less expensive than the bait alternative, the combined average unit price for the quarter declined. When combined with the previously mentioned volume increase, the net result was a modest increase in overall revenue dollars for termite completions. By offering consumers a choice in treatments and by tightening controls over price discounting, Terminix has been able to increase the average price realized for each of the two treatment alternatives, thus partially offsetting the impact on profits of the mix shift. As previously disclosed, liquid termite treatments are generally less profitable than bait treatments during the first year, but are more profitable in subsequent years, with approximately equal value over the average life of a customer. In the first quarter, the effects of increased volume and improved price realization virtually offset the impact of the shift in mix.

In other parts of the business, Terminix benefited from increased pricing of termite renewals and a solid improvement in pest control retention rates. Overall, Terminix was able to more than offset increased costs in the quarter associated with the roll-out of the its new branch operating system (which is now nearly complete) and higher variable compensation expense, resulting in an eight percent overall improvement in operating income. Capital employed in the Terminix segment decreased one percent to $598 million.

The American Home Shield (AHS) segment, which provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances, reported a nine percent increase in revenue to $103 million from $94 million in 2003 and operating income growth of 24 percent, to $10 million compared to $8 million in 2003. The revenue increase reflected strong growth in the direct-to-consumer channel resulting from continued expansion of marketing efforts with premier mortgage lenders and financial institutions. AHS also experienced a solid increase in renewal revenues, despite less favorable retention rates. Sales in the real estate channel increased modestly. The increase in operating income was driven by the growth in revenue as well as continued effective management of costs per warranty claim. The Company expects AHS' core momentum to remain strong, although operating income comparisons for the second quarter will be adversely impacted by favorable claim adjustments recorded last year, as well as certain strategic investments, both of which have been previously considered in the Company's full year earnings outlook. Capital employed increased 33 percent reflecting volume growth in the business requiring a higher level of investment. The calculation of capital employed for the AHS segment includes approximately $212 million and $165 million of cash, cash equivalents and marketable securities at March 31, 2004 and 2003, respectively. The interest and gains/losses on these investments are reported below operating income as non-operating income/expense.

The ARS/AMS segment provides direct HVAC and plumbing installation and repair services under the ARS Service Express, Rescue Rooter, and American Mechanical Services (for large commercial accounts) brand names. Revenues increased 2% overall to $154 million in the quarter, which was a 6% growth excluding the effects of discontinued branches. The segment reported an operating loss of $4 million compared to an operating loss of $1 million in 2003. The growth in revenue reflected strong increases in residential new construction and commercial project revenue, offset by declines in HVAC service revenue. Plumbing revenue decreased by less than one percent for the quarter. Within ARS, meaningful progress has been made on specific initiatives to improve brand differentiation (through such measures as on-time arrival guarantee), expand sewer line repair revenue, and increase the average sales ticket prices on replacement HVAC sales. However, the impact from these initiatives has not yet been enough to offset the effect of continued softness in the core service revenues. At AMS, project bidding activity has shown sporadic signs of improvement, although this has not yet resulted in firmer contract pricing. The segment's operating loss for the quarter increased as a result of higher sales, advertising and insurance related costs at ARS, as well as lower margins at AMS due to cyclically depressed industry conditions in commercial real estate. Capital employed decreased 76 percent reflecting the impact of the impairment charge recorded in the third quarter of 2003.

The Other Operations segment includes the Company's ServiceMaster Clean and Merry Maids operations as well as its headquarters functions. Revenue in this segment increased seven percent to $39 million compared to $36 million in 2003. The combined ServiceMaster Clean and Merry Maids franchise operations reported revenue growth of nine percent and a solid increase in operating income. ServiceMaster Clean continued to experience strong growth in disaster restoration services, despite an industry-wide reduction in water damage claims due to milder weather. ServiceMaster Clean's unique service capabilities and geographic footprint have helped it establish significant relationships with several national insurance carriers. At Merry Maids, a better economy and improved sales processes have driven a steady increase in internal revenue growth in both the branch and franchise operations. The segment reported an increased operating loss, reflecting higher variable compensation expense at the headquarters level. Capital employed in this segment decreased to $7 million at March 31, 2004 compared to $28 million at March 31, 2003 reflecting the wind-down of discontinued operations.


FINANCIAL POSITION AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was a positive $16 million in the quarter, compared to a negative $33 million in the prior year. The $49 million overall improvement is a result of higher earnings and a decrease in the use of working capital, reflecting strong management on both sides of the balance sheet, as well as a $10 million temporary benefit from the timing of certain payments. Consistent with earnings, nearly all the business units reported improvements in cash flows from operating activities. Days sales outstanding declined in several key businesses and on an overall basis. Inventory levels declined slightly from a year ago. For the full year 2004, the Company expects cash from operating activities to increase consistent with earnings and to continue to substantially exceed net income.

The Company receives a significant annual cash benefit from deferred income taxes. Much of this benefit is due to a large base of tax deductible intangible assets which exist for income tax reporting purposes but not for book purposes, a significant portion of which arose in connection with the Company's 1997 conversion from a limited partnership to a corporation. In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service ("IRS"). From 1986 through 1997 most operations of the Company were conducted in partnership form, free of federal corporate income tax. During that period, the Company was not reviewed by the IRS. In 1997 the Company converted from partnership to corporate form. In 2003, the IRS commenced an examination of the Company's consolidated income tax returns for 2002, 2001 and 2000. The Company expects the IRS' examination to be in its final stages in late 2004 and completed in early 2005. As with any review of this nature, the outcome of the IRS examination is not known at this time.

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, which include recurring capital needs and information technology projects, were above prior year levels. The Company anticipates approximately $50 million of capital expenditures in 2004 reflecting systems enhancements and other initiatives. The Company has no material capital commitments at this time.

Tuck-in acquisitions in the first quarter of 2004 totaled $8 million, compared with $17 million in 2003. Consideration consisted of cash payments and seller financed notes. The decrease in acquisitions is a timing matter as the Company believes that the level of tuck-in acquisitions for the year could double from last year's level due to increased activity at Terminix.

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders totaled $31 million or $.105 per share for the three months ended March 31, 2004. In April 2004, the Company paid a second quarter cash dividend of $.105 per share and declared a third quarter cash dividend of $.11 per share payable on July 30, 2004 to shareholders of record on July 9, 2004. The announced dividend reflects a 4.8 percent increase in the quarterly dividend amount compared to the $.105 per share paid in the second quarter. The Company records its dividend liability on the record date. The timing and amount of future dividend increases are at the discretion of the Board of Directors and will depend on, among other things, the Company's capital structure objectives and cash requirements.

In July 2000, the Board of Directors authorized $350 million for share repurchases. For the three months ended March 31, 2004, the Company repurchased approximately $40 million of its shares at an average price of $11.22. Future share repurchases for the year will depend on operating trends and business acquisition opportunities but currently the Company expects the full year amount to be consistent with last year. There remains approximately $104 million available for repurchases under the July 2000 authorization. Decisions relating to any future share repurchases will depend on various factors such as the Company's commitment to maintain investment grade credit ratings and other strategic investment opportunities.

LIQUIDITY
Cash and short and long-term marketable securities totaled approximately $330 million at March 31, 2004, with approximately $250 million of that amount required to support regulatory requirements at American Home Shield and for other purposes. Total debt was $823 million at March 31, 2004 compared to $819 million at December 31, 2003. Approximately 65 percent of the Company's debt matures beyond five years and 35 percent beyond fifteen years. The Company's next public debt maturity is in 2005, and involves $138 million.

Management believes that funds generated from operating activities and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company. The Company has had a committed revolving credit facility for $490 million, which expires in December 2004. As of March 31, 2004, the Company had issued approximately $161 million of letters of credit under this facility and had unused commitments of approximately $329 million. The Company expects to replace its existing credit facility with a new five-year revolving credit facility for $500 million in May 2004. This new facility is expected to expire in May 2009. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. At March 31, 2004, there were no receivables outstanding that had been sold to third parties. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

There have been no material changes in the Company's financing agreements since December 31, 2003. As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At March

31, 2004, the Company was in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2004, expects to be able to maintain compliance in the future.

The Company maintains operating lease facilities with banks totaling $95 million which provide for the acquisition and development of branch properties to be leased by the Company. There are residual value guarantees of these properties for up to 82 percent of their fair market value. At March 31, 2004, there was approximately $73 million funded under these facilities. Approximately $20 million of these leases have been included on the balance sheet as assets with related debt as of March 31, 2004 and December 31, 2003. Of the $95 million available, $80 million expires in October 2004 and $15 million expires in January 2008. The Company intends to refinance the existing facility which expires in October 2004. If the Company does not refinance the facility it may be required to purchase the leased assets which total approximately $53 million.

The majority of the Company's fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At March 31, 2004, there was approximately $242 million of residual value relating to the Company's fleet and equipment leases.

The Company's 2003 Annual Report included disclosure of the Company's contractual obligations and commitments as of December 31, 2003. There have been no material changes to these obligations and commitments since December 31, 2003.

FINANCIAL POSITION - CONTINUING OPERATIONS
Receivables and inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses and other assets increased from year end primarily reflecting preseason advertising costs and annual repairs and maintenance procedures that are performed in the first quarter at TruGreen ChemLawn and advertising at Terminix. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end. Deferred customer acquisition costs increased reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October. The lawn care operations incur incremental selling expenses at the beginning of the year that directly relate to successful sales in which the revenue will be recognized in later quarters. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year-end. Property and equipment increased slightly from year-end levels, reflecting general business growth. Deferred revenue increased from year-end levels, reflecting strong growth in customer prepayments at TruGreen ChemLawn. The Company does not have any material capital commitments at this time.

The Company has minority investors in Terminix. This minority ownership reflects an interest issued to Allied Bruce Terminix Companies in connection with the acquisition of its business in 2001. This equity security is convertible into eight million ServiceMaster common shares. The ServiceMaster shares are considered in the shares used for the calculation of diluted earnings per share.

Total shareholders' equity was $762 million at March 31, 2004 and $817 million at December 31, 2003. The decrease reflects earnings in the business offset by cash dividend payments and share repurchases.

Dividends paid in 2003 on the Company's common stock were not taxable to shareholders as dividend income for federal income tax purposes, but instead were treated as a non-taxable return of capital. Under federal tax rules, dividends are considered taxable only when paid out of current or accumulated earnings and profits as defined under federal tax laws. As a result of its December 1997 reincorporation, the Company only began generating corporate earnings and profits for tax purposes in 1998. Since 1998, earnings and profits for tax purposes have been reduced by dividend payments, amortization of intangible assets for tax reporting, deductions relating to business closures and the timing of certain other tax-related items. The Company currently expects that approximately 70 percent of its 2004 dividends on common stock will be taxable as dividend income for federal income tax purposes. The Company currently expects that the taxable portion of its dividend income will grow to be fully taxable by the year 2007.

FINANCIAL POSITION - DISCONTINUED OPERATIONS The assets and liabilities related to discontinued businesses have been classified in separate captions on the Consolidated Statements of Financial Position. Assets from the discontinued operations have declined slightly from year-end levels representing collections on receivables. The remaining liabilities primarily represent obligations related to long-term self-insurance claims.




FORWARD-LOOKING STATEMENTS
THE COMPANY'S ANNUAL REPORT CONTAINS OR INCORPORATES BY REFERENCE STATEMENTS CONCERNING FUTURE RESULTS AND OTHER MATTERS THAT MAY BE DEEMED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY INTENDS THAT THESE FORWARD-LOOKING STATEMENTS, WHICH LOOK FORWARD IN TIME AND INCLUDE EVERYTHING OTHER THAN
HISTORICAL INFORMATION, BE SUBJECT TO THE SAFE HARBORS CREATED BY SUCH LEGISLATION. THE COMPANY NOTES THAT THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD AFFECT ITS RESULTS OF OPERATIONS, FINANCIAL CONDITION OR CASH FLOWS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN A FORWARD-LOOKING STATEMENT INCLUDE THE FOLLOWING (AMONG OTHERS): WEATHER CONDITIONS THAT AFFECT THE DEMAND FOR THE COMPANY'S SERVICES; COMPETITION IN THE MARKETS SERVED BY THE COMPANY; LABOR SHORTAGES OR INCREASES IN WAGE RATES; UNEXPECTED INCREASES IN OPERATING COSTS, SUCH AS HIGHER INSURANCE AND SELF INSURANCE AND HEALTH CARE COSTS; HIGHER FUEL PRICES; INCREASED GOVERNMENTAL REGULATION INCLUDING TELEMARKETING; GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES, ESPECIALLY AS THEY MAY AFFECT HOME SALES OR CONSUMER SPENDING LEVELS; TIME AND EXPENSES ASSOCIATED WITH INTEGRATING AND WINDING DOWN BUSINESSES; AND OTHER FACTORS DESCRIBED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The economy and its impact on discretionary consumer spending, labor wages, fuel prices, insurance costs and medical inflation rates could be significant to future operating earnings.

The  Company  does  not hold or  issue  financial  instruments  for  trading  or speculative purposes. The Company has entered into specific financial arrangements, primarily fuel hedges, in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions is not material to the Company's financial statements.

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88% on the notional amount. The impact of these swap transactions was to convert $165 million of the Company's debt from a fixed rate of 7.88% to a variable rate based on LIBOR.

The Company generally maintains the majority of its debt at fixed rates. After the effect of the interest swap agreements, approximately 77 percent of total debt at March 31, 2004 was at a fixed rate. The payments on the approximately $73 million of funding outstanding under the Company's real estate operating lease facilities as well as its fleet and equipment operating leases (approximately $242 million in residual value) are tied to floating interest rates. The Company's exposure to interest expense based on floating rates is partially offset by floating rate investment income earned on cash and marketable securities. The Company believes its overall exposure to interest rate fluctuations is not material to its overall results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company's credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at March 31, 2004, a one rating category improvement in the Company's credit ratings would reduce annual expense by approximately $0.8 million. A one rating category reduction in the Company's credit ratings would increase expense on an annualized basis by approximately $1.4 million.

The following table summarizes information about the Company's fixed rate debt as of December 31, 2003, including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company's fixed rate debt was approximately $862 million at December 31, 2003.

                               Expected Maturity Date
                       ---------------------------------------
                                                               There-
   (In millions)       2004    2005    2006    2007    2008    after     Total
  ------------------------------------------------------------------------------
  Fixed rate           $28     $151    $12     $60      $8     $540      $799
  debt
  Avg. rate            4.8%    8.3%    6.0%    6.7%    6.1%    7.7%      7.6%
  ==============================================================================

As previously discussed, the Company has entered into interest rate swap agreements, the impact of which was to convert $165 million of the Company's 2009 maturity debt from a fixed rate of 7.88% to a variable rate based on LIBOR.

                             CONTROLS AND PROCEDURES

The Company's  Chairman and Chief Executive  Officer,  Jonathan P. Ward, and the
Company's President and Chief Financial Officer, Ernest J. Mrozek, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

The Company's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of the Company in Downers Grove, Illinois. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange
Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Messrs. Ward and Mrozek have concluded that both the design and operation of the Company's disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

SHARE REPURCHASES:

In July 2000, the Board of Directors authorized $350 million for share repurchases. The following table summarizes the Company's common stock share repurchases for the three months ended March 31, 2004 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as the Company's commitment to maintain investment grade credit ratings and other strategic investment opportunities.




                                                                                    Total               Approximate
                                                                                   Number              Dollar Value
                                                                                  of Shares           of Shares that
                                                                                Purchased as            May Yet be
                                        Total Number       Average Price      Part of Publicly           Purchased
                                          of Shares          Paid per             Announced              Under the
                                        Purchased (a)          Share                Plan                   Plan
-------------------------------------------------------------------------------------------------------------------------

January 1, 2004 through
  January 31, 2004                                    -                $ -                      -          $ 143,000,000

February 1, 2004 through
  February 29, 2004                             960,000            $ 10.92                960,000          $ 133,000,000

March 1, 2004 through
  March 31, 2004                              2,606,700            $ 11.33              2,606,700          $ 104,000,000

                                      ------------------------------------------------------------
Total                                         3,566,700            $ 11.22              3,566,700
                                      ============================================================



a) Does not include 14,000 shares acquired from employees in connection with the settlement of income tax and related withholding obligations arising from the exercise of stock options or vesting of restricted stock grants.


ITEM 6(A): EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBIT

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

ITEM 6(B):    REPORTS ON FORM 8-K

A report on Form 8-K was furnished on February 18, 2004. The purpose of the report was to provide under Item 9, the press release issued by the Company on February 18, 2004 discussing information concerning the tax treatment of dividend payments made by the Company during 2004, as well as dividend payments made by the Company during 2000. The Company is continuing to review the proper tax treatment of dividends paid to shareholders in 2001 and 2002 and expects to provide additional information for those years by December, 2004.

A report on Form 8-K was furnished on February 12, 2004. The purpose of the report was to provide under Item 12, the press release issued by the Company on February 12, 2004 announcing the financial results for the fourth quarter of 2003.

A report on Form 8-K was furnished on January 14, 2004. The purpose of the report was to provide under Item 9, the press release issued by the Company on January 14, 2004 announcing that dividend payments made by the Company during 2003 will not be taxable as dividend income for federal income tax purposes, but instead will be treated as a non-taxable return of capital.

A report on Form 8-K was furnished on January 12, 2004. The purpose of the report was to provide under Item 9, the press release issued by the Company on January 12, 2004 announcing that Ernest J. Mrozek, who previously served as President and Chief Operating Officer of the Company was named President and Chief Financial Officer.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2004


             THE SERVICEMASTER COMPANY
             (Registrant)

             By:                    /S/ ERNEST J. MROZEK
                ------------------------------------------------------

             Ernest J. Mrozek
             President and Chief Financial Officer