Form 10-Q
period 2004-06-30
SERVICEMASTER CO
filed 2004-08-09
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         ---------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from_____ to_____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 290,861,000 shares of common stock on August 2, 2004.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and
   six months ended June 30, 2004 and June 30, 2003                            3

Condensed Consolidated Statements of Financial Position
   as of June 30, 2004 and December 31, 2003                                   4

Condensed Consolidated Statements of Cash Flows for the six months
   ended June 30, 2004 and June 30, 2003                                       5

Notes to Condensed Consolidated Financial Statements                           6

Item 2: Management Discussion and Analysis of Financial
    Condition and Results of Operations                                       13

Item 3:  Quantitative and Qualitative Disclosures About
    Market Risk                                                               22

Item 4: Controls and Procedures                                               23


PART II.  OTHER INFORMATION

Item 2:  Changes in Securities, Use of Proceeds and Issuer
   Purchases of Equity Securities                                             24

Item 4:  Submission of Matters to a Vote of Security Holders                  24

Item 6:  Exhibits and Reports on Form 8-K                                     25

Signature                                                                     26


                                                       PART I. FINANCIAL INFORMATION

                                                         THE SERVICEMASTER COMPANY
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                             2004           2003           2004           2003
                                                        -------------  -------------  -------------  -------------
OPERATING REVENUE ....................................   $ 1,088,716    $ 1,031,470    $ 1,845,607    $ 1,743,813

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ..........       697,706        657,883      1,242,762      1,174,237
Selling and administrative expenses ..................       260,128        247,049        439,438        416,257
Amortization expense .................................         1,511          1,722          2,933          3,362
                                                         -----------    -----------    -----------    -----------
Total operating costs and expenses ...................       959,345        906,654      1,685,133      1,593,856
                                                         -----------    -----------    -----------    -----------

OPERATING INCOME .....................................       129,371        124,816        160,474        149,957

NON-OPERATING EXPENSE (INCOME):
Interest expense .....................................        15,007         16,655         29,938         32,938
Interest and investment income .......................        (3,036)        (3,125)        (7,606)        (4,344)
Minority interest and other expense, net .............         2,086          2,046          4,132          4,118
                                                         -----------    -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES ..................................       115,314        109,240        134,010        117,245
Provision for income taxes............................        44,626         42,911         51,861         46,073
                                                         -----------    -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS ....................        70,688         66,329         82,149         71,172

Loss from discontinued operations, net of income taxes          (292)          (779)          (554)          (947)
                                                         -----------    -----------    -----------    -----------
NET INCOME ...........................................   $    70,396    $    65,550    $    81,595    $    70,225
                                                         ===========    ===========    ===========    ===========

PER SHARE:
BASIC EARNINGS PER SHARE:
Income from continuing operations ....................   $      0.24    $      0.22    $      0.28    $      0.24

Discontinued operations ..............................             -              -              -              -
                                                         -----------    -----------    -----------    -----------
Basic earnings per share .............................   $      0.24    $      0.22    $      0.28    $      0.24
                                                         ===========    ===========    ===========    ===========
SHARES ...............................................       289,887        296,819        290,843        297,307


DILUTED EARNINGS PER SHARE:
Income from continuing operations ....................   $      0.24    $      0.22    $      0.28    $      0.24

Discontinued operations ..............................             -              -              -              -
                                                         -----------    -----------    -----------    -----------
Diluted earnings per share ...........................   $      0.24    $      0.22    $      0.28    $      0.23
                                                         ===========    ===========    ===========    ===========
SHARES ...............................................       302,944        308,947        295,490        301,188



                                    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                            THE SERVICEMASTER COMPANY
                                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  As of June 30,       As of Dec. 31,
ASSETS                                                                                 2004                 2003
                                                                                  -------------        -------------
CURRENT ASSETS:
Cash and cash equivalents ......................................................   $   176,196          $   228,161
Marketable securities ..........................................................        87,293               90,540
Receivables, less allowance of $29,266 and $26,220, respectively ...............       420,568              333,834
Inventories ....................................................................        71,507               70,163
Prepaid expenses and other assets ..............................................        74,860               33,408
Deferred customer acquisition costs ............................................        59,239               41,806
Deferred taxes and income taxes receivable .....................................        92,206               87,589
Assets of discontinued operations ..............................................         4,894                5,273
                                                                                   -----------          -----------
       Total Current Assets ....................................................       986,763              890,774
                                                                                   -----------          -----------
PROPERTY AND EQUIPMENT:
   At cost .....................................................................       406,417              387,569
   Less: accumulated depreciation ..............................................      (221,638)            (208,054)
                                                                                   -----------          -----------
     Net property and equipment ................................................       184,779              179,515
                                                                                   -----------          -----------

OTHER  ASSETS:
Goodwill .......................................................................     1,545,466            1,516,206
Intangible assets, primarily trade names .......................................       219,782              216,453
Notes receivable ...............................................................        40,701               46,441
Long-term marketable securities ................................................        97,560               92,562
Other assets ...................................................................        12,909               14,475
                                                                                   -----------          -----------
       Total Assets ............................................................   $ 3,087,960          $ 2,956,426
                                                                                   ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ...............................................................   $   111,895          $    86,963
Accrued liabilities:
   Payroll and related expenses ................................................        99,502               89,427
   Self-insured claims and related expenses ....................................        84,842               73,320
   Income taxes payable ........................................................        22,567                    -
   Other .......................................................................       114,523              100,454
Deferred revenues ..............................................................       467,184              419,915
Liabilities of discontinued operations .........................................        11,494               14,380
Current portion of long-term debt ..............................................        29,346               33,781
                                                                                   -----------          -----------
       Total Current Liabilities ...............................................       941,353              818,240
                                                                                   -----------          -----------

LONG-TERM DEBT .................................................................       786,431              785,490

LONG-TERM LIABILITIES:
     Deferred taxes ............................................................       302,215              276,000
     Liabilities of discontinued operations ....................................        31,064               34,396
     Other long-term obligations ...............................................       122,903              125,474
                                                                                   -----------          -----------
        Total Long-Term Liabilities ............................................       456,182              435,870
                                                                                   -----------          -----------

MINORITY INTEREST ..............................................................       100,000              100,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1,000,000 shares; issued
     317,700 and 317,315 shares, respectively ..................................         3,177                3,173
Additional paid-in capital .....................................................     1,065,324            1,061,640
Retained earnings ..............................................................        26,646                6,365
Accumulated other comprehensive income .........................................         6,539                7,932
Restricted stock ...............................................................        (9,583)              (4,368)
Treasury stock .................................................................      (288,109)            (258,225)
                                                                                   -----------          -----------
       Total Shareholders' Equity ..............................................       803,994              816,517
                                                                                   -----------          -----------
       Total Liabilities and Shareholders' Equity ..............................   $ 3,087,960          $ 2,956,426
                                                                                   ===========          ===========

                                          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






                                                                 THE SERVICEMASTER COMPANY
                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                       (IN THOUSANDS)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                            2004            2003
                                                                                         ----------     -----------
CASH AND CASH EQUIVALENTS AT JANUARY 1 ..................................                 $228,161       $ 227,177


CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ..........................................................................      81,595           70,225
     Adjustments to reconcile net income to net cash flows from operating activities:
        Loss from discontinued operations ...........................................         554              947
        Depreciation expense ........................................................      24,327           24,782
        Amortization expense ........................................................       2,933            3,362
        Deferred income tax expense .................................................      44,961           39,738

         Change in working capital, net of acquisitions:
            Receivables .............................................................     (81,111)         (64,553)
            Inventories and other current assets ....................................     (57,695)         (47,130)
            Accounts payable ........................................................      25,126           (2,271)
            Deferred revenues .......................................................      40,360           38,154
            Accrued liabilities .....................................................      29,200           (4,428)
            Other, net ..............................................................       5,446            1,554
                                                                                        ---------        ---------
NET CASH PROVIDED FROM OPERATING ACTIVITIES .........................................     115,696           60,380
                                                                                        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ............................................................     (24,226)         (21,142)
      Sale of equipment and other assets ............................................       1,525            7,702
      Business acquisitions, net of cash acquired ...................................     (20,875)         (16,630)
      Notes receivable, financial investments and securities ........................      (3,370)         (20,173)
                                                                                        ---------        ---------
NET CASH USED FOR INVESTING ACTIVITIES ..............................................     (46,946)         (50,243)
                                                                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt ..........................................................     (17,751)         (15,256)
      Purchase of ServiceMaster stock ...............................................     (41,286)         (48,975)
      Shareholders' dividends .......................................................     (61,314)         (62,815)
      Other, net ....................................................................       5,648            6,399
                                                                                        ---------        ---------
NET CASH USED FOR FINANCING ACTIVITIES ..............................................    (114,703)        (120,647)
                                                                                        ---------        ---------


CASH USED FOR DISCONTINUED OPERATIONS ...............................................      (6,012)         (15,123)
                                                                                        ---------        ---------

CASH DECREASE DURING THE PERIOD .....................................................     (51,965)        (125,633)
                                                                                        ---------        ---------
CASH AND CASH EQUIVALENTS AT JUNE 30 ................................................   $ 176,196        $ 101,544
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

NOTE 2: The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003 (2003 Annual Report). The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

NOTE 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to heating, ventilation and air conditioning (HVAC), and electrical are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatment). Termite services using baiting systems as well as home warranty services typically are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Revenue from trade name licensing arrangements is recognized when earned. Franchised revenues (which in the aggregate represent approximately three percent of consolidated revenue) consist principally of monthly fee revenue, which is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Income from franchised revenue represented nine percent and 13 percent of consolidated operating income for the three month periods and the six month periods ended June 30, 2004 and 2003, respectively. The portion of total franchise fee income related to initial fees received from the sale of a franchise were immaterial to the Company's consolidated financial statements for all periods.

The Company had $467 million and $420 million of deferred revenue at June 30, 2004 and December 31, 2003, respectively, which consist primarily of payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs occur, such as when the services are performed or claims are incurred.

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

As noted above, TruGreen's pre-season advertising costs are deferred and recognized approximately in proportion to the contract revenue over the production season. Terminix and ARS also defer advertising costs in the first quarter and recognize the expense over the year approximately in proportion to their revenue. These costs are not deferred beyond the calendar year-end. The cost of direct-response advertising at Terminix is capitalized and amortized over its expected period of future benefits. This direct-response advertising consists primarily of direct-mail promotions, for which the cost is capitalized and amortized over the one-year customer contract life.

The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ materially from the actual results. Disclosures in the 2003 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgments. The areas discussed included the allowance for receivables, accruals for self-insured retention limits related to medical, workers compensation, auto and general liability insurance, accruals for home warranty claims, the possible outcome of outstanding litigation, accruals for income tax liabilities as well as deferred tax accounts, useful lives for depreciation and amortization expense, and the valuation of tangible and intangible assets. In 2004, there have been no changes in these significant areas that require estimates or in the methodologies which underlie these associated estimates. In the second quarter of 2004, there was a change in the estimated allocation of annual fertilizer and weed control costs to first half applications, which are relatively more costly. This change accelerated recognition of approximately $6 million of expense into the second quarter that will result in a corresponding benefit in later quarters of 2004.

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

In April 2004, TruGreen ChemLawn acquired the assets of Greenspace Services Limited, Canada's largest professional lawn care service company. Intangible assets recorded were less than $15 million. The preliminary allocation of purchase price is subject to change later this year as additional information is obtained.

The table below summarizes the goodwill and intangible asset activity and balances:


(In thousands)                    As of                                       As of
                                Dec. 31,                                     June 30,
                                  2003        Additions      Amort.           2004
                              ------------   ------------  -----------    -------------
Goodwill(1)                   $ 1,516,206    $    29,260   $         -    $ 1,545,466
Trade names(1)                    204,793              -             -        204,793

Other intangible assets            35,432          6,262             -         41,694
Accumulated amortization(2)       (23,772)             -        (2,933)       (26,705)
                              ------------   ------------  ------------   ------------
Net other intangibles              11,660          6,262        (2,933)        14,989
                              ------------   ------------  ------------   ------------
Total                         $ 1,732,659    $    35,522   $    (2,933)   $ 1,765,248
                              ===========    ===========   ============   ============

(1)  Not subject to amortization.

(2) Annual amortization expense of approximately $6 million in 2004 is expected to decline over the next five years.

The table below presents, by segment, the goodwill that is not subject to amortization:

(In thousands)           June 30,           Dec. 31,
                           2004               2003
                      -----------         ----------
TruGreen               $  672,638         $  652,534
Terminix                  631,374            622,351
American Home Shield       72,085             72,085
ARS/AMS                    56,171             56,171
Other Operations          113,198            113,065
                       ----------         ----------
Total                  $1,545,466         $1,516,206
                       ==========         ==========


NOTE 6: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures. Shares potentially issuable under convertible securities have been considered outstanding for the three months ended June 30, 2004 and 2003. However, for the six months ended June 30, 2004 and 2003, shares potentially issuable under convertible securities have not been considered outstanding as their inclusion results in a less dilutive computation. Had the inclusion of convertible securities not resulted in a less dilutive computation for the six months ended June 30, 2004 and 2003, incremental shares attributable to the assumed conversion of the debentures would have increased shares outstanding by 8.0 million shares and 8.2 million shares, respectively, and the after-tax interest expense related to the convertible debentures that would have been added to net income in the numerator would have been $2.4 million for both periods.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.


(In thousands, except per share data)                     Three Months                          Three Months
                                                      Ended June 30, 2004                   Ended June 30, 2003
                                                --------------------------------       ------------------------------
CONTINUING OPERATIONS:                           Income       Shares      EPS           Income      Shares     EPS
----------------------                          ----------   ---------  --------       ----------  ---------  -------
 Basic earnings per share                       $70,688      289,887      $0.24         $66,329     296,819    $0.22
                                                                        ========                              =======
 Effect of dilutive securities, net of tax:
  Options                                                      5,057                                  3,928
  Convertible Securities                          1,178        8,000                      1,195       8,200
                                                ----------   ---------                 ----------  ---------
 Diluted earnings per share                     $71,866      302,944      $0.24         $67,524     308,947    $0.22
                                                ==========   =========  ========       ==========  =========  =======




(In thousands, except per share data)                       Six Months                            Six Months
                                                       Ended June 30, 2004                   Ended June 30, 2003
                                                 --------------------------------       ------------------------------
CONTINUING OPERATIONS:                            Income       Shares      EPS           Income      Shares     EPS
----------------------                           ----------   ---------  --------       ----------  ---------  -------
 Basic earnings per share                        $82,149       290,843    $0.28         $71,172      297,307    $0.24
                                                                         ========                              =======
 Effect of dilutive securities, net of tax:
  Options                                                        4,647                                 3,881
                                                 ----------   ---------                 ----------  ---------
 Diluted earnings per share
                                                 $82,149       295,490    $0.28         $71,172      301,188    $0.24
                                                 ==========   =========  ========       ==========  =========  =======


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

Prior to 2003, the Company accounted for employee share options under the intrinsic method of Accounting Principles Board Opinion No. 25, as permitted under GAAP. Had compensation expense for employee options been determined under the fair-value based method of SFAS 123 for all periods, proforma reported net income and net earnings per share would reflect the following:



                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
(In thousands, except per share data)              2004               2003              2004            2003
                                              ----------------------------------    -----------------------------
Net income as reported                          $ 70,396            $ 65,550         $ 81,595        $ 70,225

Add back:  Stock-based compensation
  expense included in reported net income,
  net of related tax effects                         290                 313              539             477

Deduct:  Stock-based compensation
  expense determined under fair-value method,
  net of related tax effects                      (1,396)             (1,884)          (2,820)         (3,761)
                                                --------            --------         --------        --------

Proforma net income                             $ 69,290            $ 63,979         $ 79,314        $ 66,941
                                                ========            ========         ========        ========


Basic Earnings Per Share:
  As reported                                      $0.24               $0.22            $0.28           $0.24
  Proforma                                         $0.24               $0.22            $0.27           $0.23

Diluted Earnings Per Share:
  As reported                                      $0.24               $0.22            $0.28           $0.23
  Proforma                                         $0.23               $0.21            $0.27           $0.22



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

NOTE 8: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 is presented in the following table:

                                                          (IN THOUSANDS)
                                                     2004              2003
                                                ------------       ------------
CASH PAID FOR OR (RECEIVED FROM):
Interest expense..............................  $    29,829         $    30,799
Interest and investment income................  $    (8,446)        $    (3,850)
Income taxes..................................  $     6,296         $     5,617

The increase in cash received from interest and investment income reflects a higher level of gains realized on the investment portfolio at American Home Shield.

NOTE 9: Total comprehensive income was $69 million and $72 million for the three months ended June 30, 2004 and 2003, respectively and $80 million and $75 million for the six months ended June 30, 2004 and 2003, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

NOTE 10: The Company has an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen and Terminix to a wholly owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the six months ended June 30, 2004 and 2003, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an additional funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

NOTE 11: Total debt was $816 million at June 30, 2004, slightly below the prior year end level. Approximately 65 percent of the Company's debt matures beyond five years and 35 percent beyond fifteen years. The Company's next public debt maturity of approximately $138 million is in April 2005. The Company has both the intent and ability to pay this debt with other long term financing, and it is classified as long-term debt in the Consolidated Statements of Financial Position.

NOTE 12: During the third quarter of 2003, the Company sold substantially all of the assets and related operational obligations of Trees, Inc., the utility line clearing operations of TruGreen LandCare. The results of the utility line clearing operations of Trees, Inc. have been reclassified as "Discontinued Operations" and are not included in continuing operations.

In October 2001, the Company's Board of Directors approved a series of strategic actions, which were the culmination of an extensive portfolio review process. As part of this portfolio review, the Company sold or exited certain non-strategic or under-performing businesses in 2001 and 2002. The results of these discontinued business units have been reclassified as "Discontinued Operations" in the accompanying financial statements.

The following table summarizes the activity during the six months ended June 30, 2004 for the remaining liabilities from the discontinued operations. The Company believes that the remaining reserves continue to be adequate and reasonable.

(IN THOUSANDS)                 Balance at                  Balance at
                              December 31,      Cash        June 30,
                                  2003        Payments        2004
                               -----------   -----------   -----------
Remaining liabilities from
  discontinued operations
     LandCare Construction      $ 7,152       $ 2,015       $ 5,137
     LandCare utility line
        clearing business         9,011         1,705         7,306
     Certified Systems, Inc.     11,024         1,436         9,588
     Management Services            283            56           227
     International businesses    12,017         1,006        11,011
     Other                        9,289             -         9,289


NOTE 13: In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service ("IRS"). From 1986 through 1997 most operations of the Company were conducted in partnership form, free of federal corporate income tax. During that period, the Company was not reviewed by the IRS. In 1997, the Company converted from partnership to corporate form. In 2003, the IRS commenced an examination of the Company's consolidated income tax returns for 2002, 2001 and 2000. The Company expects the IRS' examination to be in its final stages in late 2004 and completed early in 2005. As with any review of this nature, the outcome of the IRS examination is not known at this time.

NOTE 14: The business of the Company is conducted through five operating segments: TruGreen, Terminix, American Home Shield, ARS/AMS and Other Operations. In accordance with SFAS 131, the Company's reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The ARS/AMS segment provides HVAC and plumbing installation and repair services provided under the ARS Service Express, American Mechanical Services and Rescue Rooter brand names. The Other Operations segment includes the franchise and company-owned operations of ServiceMaster Clean, Furniture Medic and Merry Maids, which provide disaster restoration, cleaning, furniture repair and maid services. The segment also includes the Company's headquarters operations, which provide various technology, marketing, finance and other support services to the business units. Segment information is presented in the following table.



(IN THOUSANDS)                               Three Months       Three Months            Six Months            Six Months
                                            Ended June 30,     Ended June 30,         Ended June 30,        Ended June 30,
                                                 2004               2003                   2004                  2003
--------------------------------------------------------------------------------  --------------------------------------------
Operating Revenue:
  TruGreen                                  $   453,710        $   434,290           $   678,369            $   638,837
  Terminix                                      282,318            260,588               519,114                486,494
  American Home Shield                          133,462            126,149               236,259                220,373
  ARS/AMS                                       179,697            172,977               333,681                324,410
  Other Operations                               39,529             37,466                78,184                 73,699
--------------------------------------------------------------------------------  --------------------------------------------
Total Operating Revenue                     $ 1,088,716        $ 1,031,470           $ 1,845,607            $ 1,743,813
================================================================================  ============================================

Operating Income:
  TruGreen                                  $    65,897        $    67,959           $    62,999            $    59,409
  Terminix                                       48,483             41,897                84,737                 75,425
  American Home Shield                           23,837             23,162                33,953                 31,321
  ARS/AMS                                         1,613              3,838                (2,035)                 2,668
  Other Operations                              (10,459)           (12,040)              (19,180)               (18,866)
--------------------------------------------------------------------------------  --------------------------------------------
Total Operating Income                      $   129,371        $   124,816           $   160,474            $   149,957
================================================================================  ============================================


(IN THOUSANDS)                                                           As of               As of
                                                                     June 30, 2004       Dec. 31, 2003
--------------------------------------------------------------------------------------------------------
Identifiable Assets:
  TruGreen                                                            $1,031,470           $  911,958
  Terminix                                                               842,813              822,407
  American Home Shield                                                   450,087              422,765
  ARS/AMS                                                                197,443              185,528
  Other Operations (and discontinued operations)                         566,147              613,768
--------------------------------------------------------------------------------------------------------
Total Identifiable Assets                                             $3,087,960           $2,956,426
========================================================================================================




(IN THOUSANDS)                                                              As of            As of
                                                                     June 30, 2004       June 30, 2003
--------------------------------------------------------------------------------------------------------
Capital Employed: (1)
  TruGreen                                                            $   895,246         $ 1,063,659
  Terminix                                                                602,811             577,985
  American Home Shield                                                    144,082             119,337
  ARS/AMS                                                                  93,933             387,016
  Other Operations (and discontinued operations)                          (16,301)            (26,746)
--------------------------------------------------------------------------------------------------------
Total Capital Employed                                                $ 1,719,771         $ 2,121,251
========================================================================================================


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

      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

CONSOLIDATED OVERVIEW

ServiceMaster (the "Company") reported second quarter 2004 revenue of $1.09 billion, six percent above 2003, with all of the business segments achieving growth in revenue. Approximately five percent of the revenue growth was from internal sources. Second quarter 2004 diluted earnings per share was $.24 compared to $.22 in 2003. Operating income for the second quarter increased four percent to $129 million compared to $125 million in 2003. The increase in operating income reflects double-digit growth at Terminix supported by an improved termite swarm season this year and improved profitability in TruGreen's landscape operations. This growth was partially offset by reduced profits at ARS due to higher marketing, insurance and fuel costs and reduced project margins at AMS due to depressed conditions in the commercial construction industry. In addition, second quarter operating income was adversely impacted by an increase in materials expense in the lawn care operations of TruGreen resulting from a change in the estimated allocation of annual fertilizer and weed control costs to first half applications, which are relatively more costly. This change accelerated recognition of approximately $6 million more of expense into the second quarter that will result in a corresponding benefit in later quarters of 2004.

The Company has re-affirmed its outlook for the year. The Company expects revenue growth to be in the mid-single digits and earnings per share growing somewhat faster than revenues. The Company projects that earnings per share for the last six months of the year should be comparable to last year, reflecting continued solid growth from operating activities offset by a lower level of gains from the American Home Shield investment portfolio and a higher effective tax rate. Economic conditions and consumer confidence continue to be favorable, although the Company's projected results for the year continue to be tempered by large increases in key costs such as variable compensation (returning to more normal levels), insurance, and fuel ("factor costs") as well as the Company's commitment to make appropriate investments in the business to sustain its growth.

Overall, the Company believes it is well poised to continue to achieve solid growth in income from operating activities in the second half of the year, after absorbing the net effects of disproportionate increases in key factor costs, continuing investments to sustain growth, and a few non-comparable items recorded in 2003. There are three key factor costs that the Company has previously discussed and that it believes will continue to increase much faster than general inflation in the second half of 2004; (1) variable compensation expense, which is being earned at more normal levels in 2004, but is up sharply over the modest amounts accrued in 2003, (2) umbrella insurance premiums, which increased significantly in 2004 when a multi-year contract expired, and (3) higher fuel costs for the Company's fleet of over 24,000 vehicles, one of the largest in the U.S. The Company estimates that on a combined basis, these three costs will increase approximately $.05 per share in the second half of the year, consistent with the first half of the year increase. Partially offsetting the effect of these cost items, second half results should benefit by approximately $.03 per share from non-recurring items recorded in the fourth quarter of 2003 at Terminix and American Home Shield related to the recognition of certain contract renewal revenues. Overall, the Company expects growth in income from operating activities in the second half of the year, after considering the factor costs, investments and non-recurring items discussed above. However, this growth is projected to be offset at the earnings per share level by a reduced amount of investment gains at American Home Shield (due to softer prevailing market conditions) and a higher consolidated effective tax rate.

Cost of services rendered and products sold increased six percent for the second quarter and increased as a percentage of revenue to 64.1 percent in 2004 from
63.8 percent in 2003. This increase primarily reflects the impact of the aforementioned increased chemical expense in the lawn care operations of TruGreen. Selling and administrative expenses increased five percent for the quarter. As a percentage of revenue, these costs decreased to 23.9 percent for the quarter in 2004 from 24.0 percent in 2003.

Net non-operating expense decreased $1.5 million from 2003, primarily reflecting savings resulting from interest rate swap agreements entered into at the end of 2003 and early 2004. Higher investment income from securities gains in the American Home Shield investment portfolio were offset by a decline in investment income in an employee deferred compensation trust. Related to the deferred compensation trust, there was a corresponding reduction in compensation expense within operating income.

SEGMENT REVIEW

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. The TruGreen segment reported a four percent increase in second quarter revenue to $454 million compared to $434 million in 2003. The segment's operating income was $66 million compared to $68 million in 2003.

Revenue in the lawn care operations grew six percent over 2003. The comparison to last year is impacted by the timing of lawn care production, with more favorable weather conditions early this year resulting in a greater level of production being completed in the first quarter. An eight percent growth in customer counts was supported by continued significant improvement in customer retention and acquisitions, partially offset by a modest decline in new sales. In April, TruGreen ChemLawn acquired the assets of Greenspace Services Limited ("Greenspace"), Canada's largest professional lawn care service company. Excluding the effects of the Greenspace acquisition, customer counts increased three percent. The gains in customer retention were geographically broad based and resulted from concerted management focus including the impact of using better materials for more visible results, improving customer communication and problem resolution procedures, focused incentive compensation structures at all levels, and favorable weather conditions. The lawn care operations continued to make very meaningful progress in diversifying their sales channels; placing less reliance on telemarketing and more emphasis on direct mail, neighborhood selling, and other efforts. As a result of the enactment of the National Do Not Call Registry last fall, the Company's telemarketing sales for the six months have declined over 10 percent, consistent with management's expectations. This loss has been mostly offset by increases in direct mail and neighborhood sales efforts. Overall, year-to-date sales were down less than four percent. The new sales channels are more costly than telemarketing, but they are also expected to produce customers with higher retention rates. Second quarter operating income of the lawn care operations decreased $4 million and included the aforementioned $6 million increase in material expense, offset in part by profits from the Greenspace acquisition.

Second quarter revenue in the landscape maintenance business was consistent with 2003. Base contract maintenance revenues were flat as increases from new sales were offset by lower customer retention. Enhancement revenues (e.g. add-on services such as seasonal flower plantings) continued to experience solid growth, reflecting focused sales efforts and an improving economy. This business achieved modest operating profits in the quarter, a significant improvement over the operating losses incurred last year. This reflects controlled overhead spending and a stronger mix of higher margin enhancement revenues. Key areas of management focus include strengthening the sales team and the maintenance base, continuing to increase enhancement revenues, and improving operating consistency through better process disciplines, especially in labor management and in the pricing and bidding of new work.

Capital employed in the TruGreen segment decreased 16 percent reflecting the impact of the impairment charge recorded in the third quarter of 2003, offset in part by acquisitions. Capital employed is a non-U.S. GAAP measure that is defined as the segment's total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company's business segments.

The Terminix segment, which includes termite and pest control services, reported an eight percent increase in second quarter revenue to $282 million, compared to $261 million in 2003 and operating income growth of 16 percent to $48 million compared to $42 million in 2003. Strong growth in termite renewal revenue reflected improved pricing, slightly offset by a modest decline in customers available to renew coming out of last year's weather-plagued termite swarm. Terminix also reported strong growth in revenue from termite completions, which resulted from a strong increase in unit sales and improved price realization. As previously disclosed, with the improved efficacy of liquid termite treatments, the Company is providing consumers with the choice of receiving termite services through baiting systems or liquid treatments. With this enhanced termite offering, the Company is expecting, and has experienced, a shift in the mix of its termite customer base from baiting systems to liquid treatments. This change in mix is generally proceeding in line with management's expectations, but at a slightly slower pace. By offering consumers a choice in treatments and by tightening controls over price discounting, Terminix has been able to increase the average price realized for each of the two treatment alternatives, thus offsetting the adverse, short-term revenue and profit impacts of the mix shift. Solid growth in pest control revenue was supported by continued strong improvements in retention. The conversion from monthly to quarterly service is progressing well and management is focused on realizing the resulting labor efficiencies and improvements in customer satisfaction. The growth in operating income reflected good cost controls and favorable leveraging of the strong revenue growth. In both the second quarter of 2004 and 2003, the Terminix operations experienced favorable trending in damage claim costs associated with its acquired Sears termite customer base resulting in a comparable level (approximately $6 million) of reduced expense in both periods.

In the third quarter, the Company anticipates termite completion revenues to be down as a result of the deferred effects of the mix shift from bait to liquid. A portion of bait completion sales revenue is required to be deferred and recognized in subsequent quarters as periodic inspections of the bait systems occur. In 2004, Terminix had less bait sales during the swarm season, resulting in less deferred revenue to be recognized in quarters subsequent to the swarm. This revenue reduction, as well as increased factor costs, will impair third quarter profit comparisons. However, the Company believes that Terminix is making good overall progress and expects it to achieve solid full year growth in revenues and profits. Capital employed in the Terminix segment increased four percent to $603 million, reflecting the impact of acquisitions and growth in the business.

The American Home Shield (AHS) segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported a six percent increase in revenue to $133 million from $126 million in 2003 and operating income of $24 million compared to $23 million in 2003. Contract sales, which are reflected as earned revenues over the subsequent twelve month contract period, increased 10 percent for the second quarter. Strong new sales growth in the direct-to-consumer channel was supported by an increase in direct mail solicitations, which were delayed last year. The real estate channel showed improved momentum with a solid growth in sales for the second quarter. AHS' pilot program to expand sales in under-penetrated markets, launched at the end of the first quarter in two major cities, has performed well and will be expanded in the third quarter. Management is focused on expanding the sales force in these markets, and replicating high performing account executives through increased up-front training and marketing support. Renewal revenues also increased despite a modest decline in retention rates. Part of management's strategic efforts to increase customer satisfaction and retention includes the implementation of pilot programs in two states designed to improve the clarity of coverage and ease of use of the product. As had been anticipated, second quarter operating income grew less rapidly than revenue as the favorable effects of revenue growth were partially offset by a lower level of favorable trending in prior year contract cost activity than was realized in the second quarter of 2003, and as a result of current expenditures in the previously discussed real estate market penetration and customer retention initiatives. The Company also anticipates declines in AHS' margins in the second half of 2004 as a result of the aforementioned strategic investments.

Capital employed increased 21 percent reflecting volume growth in the business resulting in a higher level of cash and marketable securities balances. The calculation of capital employed for the AHS segment includes approximately $238 million and $196 million of cash, cash equivalents and marketable securities at June 30, 2004 and 2003, respectively.

The ARS/AMS segment provides direct HVAC and plumbing installation and repair services under the ARS Service Express, Rescue Rooter, and American Mechanical Services (for large commercial accounts) brand names. Second quarter segment revenue of $180 million increased four percent. Excluding the effects of discontinued branches, revenue grew seven percent. The segment reported operating income of $2 million compared with operating income of $4 million in 2003. All three major categories of service (HVAC, plumbing and construction) achieved revenue growth in the second quarter, an improvement over recent unfavorable trends. HVAC revenue increased modestly, reflecting continued growth in add-on-replacement work and a more favorable mix of higher-end, high-efficiency units. Partially offsetting this growth was a reduced level of core service calls, due in part to cooler seasonal temperatures in key parts of the country. Plumbing revenue also increased modestly, reflecting strong increases in sewer line repair and commercial initiatives, partially offset by continued softness in core residential service calls. Residential construction and commercial project revenues reported strong increases in revenue for the quarter. The decrease in the segment's profitability reflects increased marketing, fuel and insurance costs at ARS, as well as lower margins at AMS due to cyclically depressed industry conditions in commercial real estate. Capital employed decreased 76 percent reflecting the impact of the impairment charge recorded in the third quarter of 2003.

The Other Operations segment includes the Company's ServiceMaster Clean and Merry Maids operations as well as its headquarters functions. Revenue in this segment increased six percent to $40 million compared to $37 million in 2003, primarily reflecting continued strong growth in disaster restoration services at ServiceMaster Clean and improved internal growth at Merry Maids. The Merry Maids branches have shown improving momentum with a steady increase in the revenue growth rate for the last several months, with July internal growth exceeding eight percent. The reduction in the segment's operating loss for the quarter reflects an increase in profits in the combined franchise operations and lower overhead spending, which more than offset increased variable compensation and insurance-related costs at the headquarters level. Capital employed in this segment increased 39% primarily reflecting the Company's increase in cash levels for the twelve months ended June 30, 2004.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

CONSOLIDATED REVIEW

The Company reported revenue of $1.85 billion for the six months ended June 30, 2004, a six percent increase over 2003. For the six months, diluted earnings per share was $.28 compared with $.23 in 2003. Diluted earnings per share from continuing operations was $.28, 17 percent above the $.24 reported in 2003. Operating income increased seven percent to $160 million compared to $150 million in 2003. For the six months, all of the Company's business segments reported increases in revenue with meaningful improvements in growth rate trends. Substantially all of the six percent reported revenue growth was derived from internal sources as the impact of acquisitions was offset by a decrease in revenue related to operations shut-down in 2003. Most segments also reported solid increases in profits for the six month period, led by solid double-digit increases in Terminix and the lawn care operations of TruGreen. The cost controls and the focus on improved efficiencies that were evident throughout the enterprise during the second half of last year remained firmly in place, helping the Company to offset large increases in certain key costs such as variable compensation, insurance and fuel.

Cost of services rendered and products sold increased six percent for the six months and as a percentage of revenue was 67.3 in both 2004 and 2003. Selling and administrative expenses increased six percent and decreased as a percentage of revenue to 23.8 percent in 2004 from 23.9 percent in 2003.

Net non-operating expense decreased $6 million from 2003, reflecting higher investment income from securities gains in the American Home Shield investment portfolio, as well as the favorable impact from interest rate swap agreements entered into at the end of 2003 and early 2004.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three most profitable businesses of the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.



                                                                    KEY PERFORMANCE INDICATORS
                                                                            As of June 30,

                                                                     2004                  2003
                                                                  ----------             --------
         TRUGREEN CHEMLAWN-
            Growth in Full Program Contracts                           8%                    2%
            Customer Retention Rate                                 66.8%                 64.1%

         TERMINIX -
            Growth in Pest Control Customers                           6%                    1%
            Pest Control Customer Retention Rate                    79.3%                 75.8%

            Growth in Termite Customers                               -1%                   -2%
            Termite Customer Retention Rate                         88.7%                 88.6%

         AMERICAN HOME SHIELD -
            Growth in Warranty Contracts                               6%                    9%
            Customer Retention Rate                                 54.9%               55.1% *

         * Restated to conform with the 2004 calculation.



SEGMENT REVIEW

For the six months, the TruGreen segment reported a six percent increase in revenue to $678 million compared to $639 million in 2003. Operating income increased six percent to $63 million compared to $59 million in 2003.

Revenue in the lawn care operations increased nine percent over 2003 and operating income grew 11 percent, or $7 million, for the six months. The strong revenue growth reflects increased production levels and higher customer counts, supported by improved retention rates and acquisitions, and more favorable weather conditions during the first quarter, partially offset by a modest decrease in new sales. As discussed in the second quarter comparison, TruGreen ChemLawn acquired the assets of Greenspace in April and for the six months this acquisition represented three percent of the revenue growth of the lawn care operations. Customer counts increased eight percent over last year reflecting the impacts of continued improvement in customer retention, acquisitions, and a higher base of customers to start the year, partially offset by a modest decrease in new sales. The Company continues to diversify its sales channels to place less reliance on telemarketing, while more emphasis is being placed on direct mail, neighborhood selling and other efforts. The customer retention rates included in the Key Performance Indicators reflect a strong 270 basis point improvement in TruGreen ChemLawn's retention. The increase in operating income for the six months reflects higher revenues and labor and cost efficiencies partially offset by higher marketing costs and the change in estimate for allocating interim material costs that was discussed in the second quarter comparison.

Revenue in the landscape maintenance business was consistent with prior year levels reflecting stronger enhancement sales volume and a comparable level of base contract maintenance revenue, offset by higher snow removal revenue in the first quarter of 2003. Operating income of the landscape maintenance operations declined by $3 million primarily reflecting a reduction in higher margin snow removal volume, higher insurance and labor-related costs as well as $1.6 million of branch consolidation costs incurred in the first six months of 2004.

The Terminix segment reported a seven percent increase in revenue for the six months to $519 million compared to $486 million in 2003 and operating income growth of 12 percent to $85 million compared to $75 million in 2003. The revenue increase was supported by improved pricing on termite renewal contracts. Termite completion revenue grew, reflecting a solid increase in volume following last year's weak termite swarm season and improved price realization, offset by the mix shift from the higher priced bait product to lower priced liquid treatments. Unit sales growth in pest control has been challenging, however there continues to be very significant improvement in the pest control retention rate. The 350 basis point improvement in pest control retention reflects the impacts of continued management focus and incentive programs, as well as an improving economy. The growth in operating income was driven by improved efficiency from an improved termite swarm season compared to last year.

For the six months the American Home Shield segment reported a seven percent increase in revenue to $236 million from $220 million in 2003 and operating income growth of eight percent, to $34 million compared to $31 million in 2003. Contract sales, which are reflected as earned revenue over the subsequent twelve month contract period, increased nine percent for the six months. Sales in the direct-to-consumer channel showed strong growth and were favorably impacted by the timing of sales as direct mail solicitations last year were delayed. In addition, the Company continues to expand its marketing efforts with premier mortgage lenders and financial institutions. American Home Shield experienced more moderate growth in its real estate and renewal channels, with the growth in renewal sales being supported by an increase in renewable customers, partially offset by less favorable retention rates. The growth in operating income was consistent with the revenue growth rate. Current year contract costs continue to trend favorably, with per unit cost decreases partially offsetting volume growth.

The ARS/AMS segment reported a three percent increase in revenues for the six months to $334 million. Excluding the effects of discontinued branches, revenue growth was six percent. The segment reported an operating loss of $2 million compared to operating income of $3 million in 2003. The growth in revenue reflected strong increases in residential new construction and commercial project revenue, offset by declines in HVAC service revenue. Plumbing revenue increased less than one percent for the six month period. Within ARS, meaningful progress has been made on specific initiatives to improve brand differentiation (through such measures as on-time arrival guarantee), expand sewer line repair revenue, and increase the average sales ticket prices on replacement HVAC sales. As noted in the second quarter comparison, this business achieved revenue growth in all three major categories of service during the second quarter, reversing the unfavorable trends experienced over the prior several quarters. At AMS, project bidding activity is increasing and contract pricing has shown initial signs of improvement. The segment's decline in profitability for the six months was a result of higher sales, advertising and insurance related costs at ARS, as well as lower margins at AMS due to depressed industry conditions in commercial real estate. Additionally, profitability was negatively impacted by a modest revenue mix shift to the relatively lower margin construction business.

The Other Operations segment reported a six percent increase in revenues to $78 million for the six months compared with $74 million in 2003. The combined ServiceMaster Clean and Merry Maids franchise operations reported revenue growth of eight percent and a solid increase in operating income. ServiceMaster Clean continued to experience strong increases in domestic disaster restoration services as well as solid growth in its international operations. At Merry Maids, a better economy and improved sales processes have driven a steady increase in internal revenue growth in both the branch and franchise operations. The segment's operating loss increased slightly over the prior year reflecting increased profits in the combined franchise operations, partially offset by increased insurance costs as well as a higher level of variable compensation expense at the headquarters level.

FINANCIAL POSITION AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities totaled $116 million for the six months, approximately $55 million more than last year's level. The majority of the increase was realized in the first quarter and reflects reduced working capital usage and an increased level of profits. The improvement in working capital reflects a lower rate of cash outflows in early 2004 relating to incentive compensation earned in 2003, combined with an increased level of non-cash accruals for 2004 incentives, reflecting a return to more normal incentive rates. Additionally, the Company experienced favorable impacts from the timing and magnitude of other payments, partially offset by earlier spending on certain full year marketing and advertising initiatives. For the full year 2004, the Company expects cash from operating activities to increase at a rate consistent with earnings growth and to continue to substantially exceed net income.

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

Tuck-in acquisitions for the six months ended June 30, 2004 totaled $32 million, compared with $21 million in 2003. Consideration consisted of cash payments and seller financed notes. The increase in acquisitions reflects TruGreen ChemLawn's purchase of Greenspace as well as the resumption of tuck-in acquisition activity at Terminix. The Company continues to expect acquisitions for the full year to increase significantly over last year's level, utilizing approximately $50 million in cash and note financing.

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders totaled $61 million or $.21 per share for the six months ended June 30, 2004. In July 2004, the Company paid a third quarter cash dividend of $.11 per share, a 4.8 percent increase in the quarterly dividend amount compared to the $.105 per share paid in the second quarter. The Company records its dividend liability on the record date.

The ServiceMaster Company and its Board of Directors review dividend policy and other capital structure objectives on a regular basis. As part of this review, it was determined that prevailing corporate best practice in the United States is to have dividends declared in the same quarter that they are paid. To achieve this result, it will be necessary to slightly modify the Company's historic pattern of dividend declaration and payment dates. The Company plans to continue to pay its dividends quarterly, with the payment schedule for each quarter pushed back one month, to the end of November, February, May and August. This change would become effective for the fourth quarter 2004 dividend payment, which was previously expected to be paid in October, and would now be declared in October and paid in November.

In 2003, the Company recorded its 33rd consecutive year of annual growth in its dividend payment. As a result of the $.11 per share dividend paid in July 2004, the Company is on track to continue this consecutive growth trend for 2004. The timing and amount of future dividend increases are at the discretion of the Board of Directors and will depend on, among other things, the Company's capital structure objectives and cash requirements.

In July 2000, the Board of Directors authorized $350 million for share repurchases. For the six months ended June 30, 2004, the Company repurchased approximately $41 million of its shares with almost all of that activity occurring in the first quarter. There remains approximately $104 million available for repurchases under the July 2000 authorization. The Company's current expectation is that full year 2004 repurchases will approximate last year's level. The actual level of repurchases will be based on operating trends and business acquisition opportunities, and will be consistent with the Company's strategy to retain its investment grade status.

LIQUIDITY
Cash and short and long-term marketable securities totaled approximately $361 million at June 30, 2004, with approximately $276 million of that amount required to support regulatory requirements at American Home Shield and for other purposes. Total debt was $816 million at June 30, 2004, slightly below the prior year end amount and the lowest level since March of 1997. Approximately 65 percent of the Company's debt matures beyond five years and 35 percent beyond fifteen years. The Company's next public debt maturity of approximately $138 million is in April 2005. The Company has both the intent and ability to pay this debt with other long term financing.

Management believes that funds generated from operating activities and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company. During the second quarter of 2004, the Company replaced its previous $490 million credit facility with a new five-year revolving credit facility for $500 million expiring in May 2009. As of June 30, 2004, the Company had issued approximately $154 million of letters of credit under this facility and had unused commitments of approximately $346 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. At June 30, 2004, there were no receivables outstanding that had been sold to third parties. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

As described in the Company's latest Annual Report to Shareholders, the Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At June 30, 2004, the Company was in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2004, expects to be able to maintain compliance in the future.

The Company maintains operating lease facilities with banks with approximately $95 million of total availability which provide for the acquisition and development of branch properties to be leased by the Company. There are residual value guarantees of these properties for up to 82 percent of their fair market value. At June 30, 2004, there was approximately $73 million funded under these facilities. Approximately $20 million of these leases have been included on the balance sheet as assets with related debt as of June 30, 2004 and December 31, 2003. Of the $95 million available, $80 million expires in October 2004 and $15 million expires in January 2008. The Company intends to refinance the existing facility which expires in October 2004. If the Company does not refinance the facility it may be required to purchase the leased assets which total approximately $53 million.

The majority of the Company's fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At June 30, 2004, there was approximately $248 million of residual value relating to the Company's fleet and equipment leases.

The Company's 2003 Annual Report included disclosure of the Company's contractual obligations and commitments as of December 31, 2003. The Company continues to make the contractually required payments and therefore, the 2004 obligations and commitments as listed in the December 31, 2003 Annual Report have been reduced by the required payments. The Company's Board of Directors has authorized commitments for telecommunication services. These agreements, which are in the process of being finalized, total approximately $30 million to be paid over the next three years.

FINANCIAL POSITION - CONTINUING OPERATIONS
Receivables increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses and other assets increased from year end primarily reflecting preseason advertising costs and annual repairs and maintenance procedures that are performed in the first quarter at TruGreen ChemLawn and advertising at Terminix. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end. Deferred customer acquisition costs increased reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October. The lawn care operations incur incremental selling expenses at the beginning of the year that directly relate to successful sales in which the revenue will be recognized in later quarters. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year-end. Property and equipment increased slightly from year-end levels, reflecting general business growth. Income taxes payable at June 30, 2004 reflects the Company's 2004 estimated federal tax payment expected to be made in the third quarter. Deferred revenue increased from year-end levels, reflecting the impact from the seasonal volume of termite baiting sales and strong growth in customer prepayments at TruGreen ChemLawn. The Company does not have any material capital commitments at this time.

The Company has minority investors in Terminix. This minority ownership reflects an interest issued to Allied Bruce Terminix Companies in connection with the acquisition of its business in 2001. This equity security is convertible into eight million ServiceMaster common shares. The ServiceMaster shares are considered in the shares used for the calculation of diluted earnings per share.

Total shareholders' equity was $804 million at June 30, 2004 and $817 million at December 31, 2003. The decrease primarily reflects earnings in the business offset by cash dividend payments and share repurchases.

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

The Company generally maintains the majority of its debt at fixed rates. After the effect of the interest swap agreements, approximately 78 percent of total debt at June 30, 2004 was at a fixed rate. With respect to other obligations, the payments on the approximately $73 million of funding outstanding under the Company's real estate operating lease facilities as well as its fleet and equipment operating leases (approximately $248 million in residual value) are tied to floating interest rates. The Company's exposure to interest expense based on floating rates is partially offset by floating rate investment income earned on cash and marketable securities. The Company believes its overall exposure to interest rate fluctuations is not material to its overall results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company's credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at June 30, 2004, a one rating category improvement in the Company's credit ratings would reduce annual pre-tax expense by approximately $0.8 million. A one rating category reduction in the Company's credit ratings would increase pre-tax expense on an annualized basis by approximately $0.9 million.

The following table summarizes information about the Company's fixed rate debt as of December 31, 2003, including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company's fixed rate debt was approximately $862 million at December 31, 2003.

                             Expected Maturity Date
                      -------------------------------------
                                                            There-
  (In millions)       2004   2005    2006    2007   2008    after    Total
 -------------------- ------ ------- ------- ------ ------- -------- -------
 Fixed rate debt      $28    $151    $12     $60     $8     $540     $799
 Avg. rate            4.8%   8.3%    6.0%    6.7%   6.1%    7.7%     7.6%
 -------------------- ------ ------- ------- ------ ------- -------- -------

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

PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

SHARE REPURCHASES:

In July 2000, the Board of Directors authorized $350 million for share repurchases. The following table summarizes the Company's common stock share repurchases for the three months ended June 30, 2004 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as the Company's commitment to maintain investment grade credit ratings and other strategic investment opportunities.


                                                                                    Total               Approximate
                                                                                   Number              Dollar Value
                                                                                  of Shares           of Shares that
                                                                                Purchased as            May Yet be
                                        Total Number       Average Price      Part of Publicly           Purchased
                                          of Shares          Paid per             Announced              Under the
                                        Purchased (a)          Share                Plan                   Plan
---------------------------------------------------------------------------------------------------------------------
April 1, 2004 through
  April 30, 2004                                 -                $ -                    -              $ 104,000,000

May 1, 2004 through
  May 31, 2004                                 530            $ 11.85                  530              $ 104,000,000

June 1, 2004 through
  June 30, 2004                                  -                $ -                    -              $ 104,000,000

                                  ---------------------------------------------------------
Total                                          530            $ 11.85                  530
                                  =========================================================



(a) Does not include 2,321 shares acquired from employees in connection with the settlement of income tax and related withholding obligations arising from the exercise of stock options or vesting of restricted stock grants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's 2004 Annual Meeting of Shareholders ("Annual Meeting") was held on April 30, 2004 in Downers Grove, Illinois.

(b)  The following persons were elected as Class of 2007 directors:



NAME                            VOTES FOR              VOTES WITHHELD           BROKER NON-VOTES
----------------               -----------             --------------           ----------------
Brian Griffiths                236,437,014               13,077,337                    N/A
Sidney E. Harris               240,437,841                9,076,510                    N/A
James D. McLennan              240,303,451                9,210,900                    N/A



No votes were cast for any other nominee for directors. The Class of 2005 continuing in office are: Paul W. Berezny, Jr., Roberto R. Herencia, Betty Jane Scheihing and Jonathan P. Ward. The Class of 2006 continuing in office are: John
L. Carl, Herbert P. Hess, Dallen W. Peterson and David K. Wessner.

Subsequent to the Annual Meeting, Herbert P. Hess retired from the Board of Directors and the Board of Directors elected Coleman H. Peterson to the Class of 2005.

(c) The shareholders also voted on three proposals at the Annual Meeting. The following table shows the vote tabulation for the shares represented at the meeting:


                                                     Votes              Votes            Votes            Broker
Proposal                                              For              Against         Abstained         Non-Votes
--------------------------------------------------------------------------------------------------------------------
Ratification of Deloitte & Touche's
  selection as independent auditor                  242,865,722         5,486,433        1,162,135               N/A
Approval of the ServiceMaster 2004
  Employee Stock Purchase Plan                      185,065,463         9,473,614        3,651,130        51,324,144
Shareholder proposal relating to
  Rights Plan                                       122,904,731        71,864,739        3,420,728        51,324,153



ITEM 6(A): EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------

4.1 $500,000,000 Credit Agreement among the ServiceMaster Company, the lenders, JPMorgan Chase Bank and Bank of America N.A. as syndication agents, SunTrust Bank as administrative agent, and U.S. Bank and Wachovia Bank N.A. as documentation agents dated as of May 19, 2004

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) or 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) or 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 6(B):    REPORTS ON FORM 8-K

A report on Form 8-K was furnished on April 28, 2004. The purpose of the report was to provide under Item 12, the press release issued by the Company on April 28, 2004 announcing the financial results for the first quarter of 2004.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 2004


                  THE SERVICEMASTER COMPANY
                  (Registrant)

                  By:                    /S/ ERNEST J. MROZEK
                     ------------------------------------------------------

                  Ernest J. Mrozek
                  President and Chief Financial Officer