Form 10-Q
period 2004-09-30
SERVICEMASTER CO
filed 2004-11-09
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         ---------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to_____

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock: 290,815,000 shares of common stock on November 8, 2004.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and
   nine months ended September 30, 2004 and September 30, 2003                 3

Condensed Consolidated Statements of Financial Position
   as of September 30, 2004 and December 31, 2003                              4

Condensed Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2004 and September 30, 2003                             5

Notes to Condensed Consolidated Financial Statements                           6

Item 2: Management Discussion and Analysis of Financial
    Condition and Results of Operations                                       13

Item 3:  Quantitative and Qualitative Disclosures About
    Market Risk                                                               23

Item 4: Controls and Procedures                                               24


PART II.  OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          25

Item 6:  Exhibits                                                             25

Signature                                                                     26

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                                 2004           2003           2004           2003
                                                             -----------    -----------    -----------    -----------

OPERATING REVENUE ........................................   $ 1,053,867    $ 1,018,263    $ 2,899,474    $ 2,762,076

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ..............       686,992        670,321      1,929,754      1,844,558
Selling and administrative expenses ......................       240,546        221,105        679,984        637,362
Amortization expense .....................................         1,503          1,126          4,436          4,488
Charge for impaired assets ...............................             -        480,670              -        480,670
                                                             -----------    -----------    -----------    -----------
Total operating costs and expenses .......................       929,041      1,373,222      2,614,174      2,967,078
                                                             -----------    -----------    -----------    -----------


OPERATING INCOME (LOSS) ..................................       124,826       (354,959)       285,300       (205,002)

NON-OPERATING EXPENSE (INCOME):
Interest expense .........................................        15,210         16,285         45,148         49,223
Interest and investment income ...........................        (3,913)        (1,857)       (11,519)        (6,201)
Minority interest and other expense, net .................         2,047          1,986          6,179          6,104
                                                             -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES ......................................       111,482       (371,373)       245,492       (254,128)
Provision for income taxes, includes a $98 million benefit
   relating to the impairment charge in 2003 .............        43,139        (54,847)        95,000         (8,774)
                                                             -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS .................        68,343       (316,526)       150,492       (245,354)

Loss from discontinued operations, net of income taxes ...          (619)        (1,440)        (1,173)        (2,387)
                                                             -----------    -----------    -----------    -----------
NET INCOME (LOSS) ........................................   $    67,724    $  (317,966)   $   149,319    $  (247,741)
                                                             ===========    ===========    ===========    ===========

PER SHARE:
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations .................   $      0.24    $     (1.08)   $      0.52    $     (0.83)

Loss from Discontinued operations ........................             -              -              -          (0.01)
                                                             -----------    -----------    -----------    -----------
Basic earnings (loss) per share ..........................   $      0.23    $     (1.08)   $      0.51    $     (0.84)
                                                             ===========    ===========    ===========    ===========
SHARES ...................................................       290,258        294,119        290,647        296,233


DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations .................   $      0.23    $     (1.08)   $      0.51    $     (0.83)

Loss from Discontinued operations ........................             -              -              -          (0.01)
                                                             -----------    -----------    -----------    -----------
Diluted earnings (loss) per share ........................   $      0.23    $     (1.08)   $      0.50    $     (0.84)
                                                             ===========    ===========    ===========    ===========
SHARES ...................................................       303,336        294,119        303,437        296,233





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  As of Sept. 30,  As of Dec. 31,
ASSETS                                                                  2004           2003
                                                                   -------------   -----------
CURRENT ASSETS:
Cash and cash equivalents .......................................   $   202,730    $   228,161
Marketable securities ...........................................       104,834         90,540
Receivables, less allowance of $28,808 and $26,220, respectively        426,917        333,834
Inventories .....................................................        67,183         70,163
Prepaid expenses and other assets ...............................        50,267         33,408
Deferred customer acquisition costs .............................        45,908         41,806
Deferred taxes and income taxes receivable ......................        71,697         87,589
Assets of discontinued operations ...............................         4,887          5,273
                                                                    -----------    -----------
       Total Current Assets .....................................       974,423        890,774
                                                                    -----------    -----------
PROPERTY AND EQUIPMENT:
   At cost ......................................................       414,095        387,569
   Less: accumulated depreciation ...............................      (228,520)      (208,054)
                                                                    -----------    -----------
     Net property and equipment .................................       185,575        179,515
                                                                    -----------    -----------

OTHER  ASSETS:
Goodwill ........................................................     1,552,865      1,516,206
Intangible assets, primarily trade names ........................       220,393        216,453
Notes receivable ................................................        38,417         46,441
Long-term marketable securities .................................       111,355         92,562
Other assets ....................................................        11,792         14,475
                                                                    -----------    -----------
       Total Assets .............................................   $ 3,094,820    $ 2,956,426
                                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ................................................   $    86,315    $    86,963
Accrued liabilities:
   Payroll and related expenses .................................       117,434         89,427
   Self-insured claims and related expenses .....................       104,441         73,320
   Income taxes payable .........................................        17,341              -
   Other ........................................................       104,006        100,454
Deferred revenues ...............................................       435,899        419,915
Liabilities of discontinued operations ..........................        10,360         14,380
Current portion of long-term debt ...............................        21,758         33,781
                                                                    -----------    -----------
       Total Current Liabilities ................................       897,554        818,240
                                                                    -----------    -----------

LONG-TERM DEBT ..................................................       786,114        785,490

LONG-TERM LIABILITIES:
     Deferred taxes .............................................       323,063        276,000
     Liabilities of discontinued operations .....................        30,867         34,396
     Other long-term obligations ................................       122,463        125,474
                                                                    -----------    -----------
        Total Long-Term Liabilities .............................       476,393        435,870
                                                                    -----------    -----------

MINORITY INTEREST ...............................................       100,000        100,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1,000,000 shares; issued
     318,235 and 317,315 shares, respectively ...................         3,182          3,173
Additional paid-in capital ......................................     1,071,442      1,061,640
Retained earnings ...............................................        62,348          6,365
Accumulated other comprehensive income ..........................         4,961          7,932
Restricted stock ................................................        (8,833)        (4,368)
Treasury stock ..................................................      (298,341)      (258,225)
                                                                    -----------    -----------
       Total Shareholders' Equity ...............................       834,759        816,517
                                                                    -----------    -----------
       Total Liabilities and Shareholders' Equity ...............   $ 3,094,820    $ 2,956,426
                                                                    ===========    ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                                                                               Nine Months Ended
                                                                                 September 30,
                                                                               2004         2003
                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS AT JANUARY 1 ..................................   $ 228,161    $ 227,177


CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) .......................................................     149,319     (247,741)
     Adjustments to reconcile net income to net cash flows from operating activities:
        Loss from discontinued operations ...............................       1,173        2,387
        Charge for impaired assets, net of tax ..........................           -      383,152
        Depreciation expense ............................................      36,658       36,972
        Amortization expense ............................................       4,436        4,488
        Deferred income tax expense .....................................      82,450       81,500

         Change in working capital, net of acquisitions:
            Receivables .................................................     (90,238)     (71,876)
            Inventories and other current assets ........................     (14,696)     (16,495)
            Accounts payable ............................................       5,432       (5,665)
            Deferred revenues ...........................................       7,569       (2,488)
            Accrued liabilities .........................................      53,400         (443)
            Other, net ..................................................       5,540        2,156
                                                                            ---------    ---------
NET CASH PROVIDED FROM OPERATING ACTIVITIES .............................     241,043      165,947
                                                                            ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ................................................     (39,903)     (30,059)
      Sale of equipment and other assets ................................       7,271        8,581
      Business acquisitions, net of cash acquired .......................     (26,519)     (24,297)
      Notes receivable, financial investments and securities ............     (32,505)     (15,155)
      Proceeds from business sales ......................................           -       21,300
                                                                            ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES ..................................     (91,656)     (39,630)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments of debt ..............................................     (29,778)     (24,802)
      Purchase of ServiceMaster stock ...................................     (55,482)     (56,768)
      Shareholders' dividends ...........................................     (93,336)     (93,814)
      Other, net ........................................................      11,737       11,392
                                                                            ---------    ---------
NET CASH USED FOR FINANCING ACTIVITIES ..................................    (166,859)    (163,992)
                                                                            ---------    ---------

NET CASH USED FOR DISCONTINUED OPERATIONS ...............................      (7,959)     (18,260)
                                                                            ---------    ---------

CASH DECREASE DURING THE PERIOD .........................................     (25,431)     (55,935)
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 ...............................   $ 202,730    $ 171,242
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

NOTE 2: The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders incorporated in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 (2003 Annual Report). The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

NOTE 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to heating, ventilation and air conditioning (HVAC), and electrical are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatment). Termite services using baiting systems as well as home warranty services typically are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Revenue from trade name licensing arrangements is recognized when earned. Franchised revenues (which in the aggregate represent approximately three percent of consolidated revenue) consist principally of monthly fee revenue, which is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Income from franchised revenue represented nine percent and eight percent of consolidated operating income before impairment charges for the three-month periods ended September 30, 2004 and 2003, respectively, and 12 percent and 11 percent of consolidated operating income before impairment charges for the nine months ended September 30, 2004 and 2003, respectively. The portion of total franchise fee income related to initial fees received from the sale of a franchise were immaterial to the Company's consolidated financial statements for all periods.

The Company had $436 million and $420 million of deferred revenue at September 30, 2004 and December 31, 2003, respectively, which consist primarily of payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs occur, such as when the services are performed or claims are incurred.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. The Company also defers, on an interim basis, advertising costs incurred early in the year. These costs are deferred and recognized approximately in proportion to revenue over the balance of the year, and are not deferred beyond the calendar year-end.

The cost of direct-response advertising at Terminix is capitalized and amortized over its expected period of future benefits. This direct-response advertising consists primarily of direct-mail promotions, for which the cost is capitalized and amortized over the one-year customer contract life.

The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ materially from the actual results. Disclosures in the 2003 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgments. The areas discussed included the allowance for receivables, accruals for self-insured retention limits related to medical, workers compensation, auto and general liability insurance, accruals for home warranty claims, the possible outcome of outstanding litigation, accruals for income tax liabilities as well as deferred tax accounts, useful lives for depreciation and amortization expense, and the valuation of tangible and intangible assets. In 2004, there have been no changes in these significant areas that require estimates or in the methodologies which underlie these associated estimates. In the second quarter of 2004, there was a change in the estimated allocation of annual fertilizer and weed control costs to first half applications, which are relatively more costly. This change accelerated recognition of approximately $6 million of expense into the second quarter that will result in a corresponding benefit primarily in the fourth quarter of 2004.

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

NOTE 5: In accordance with Statement of Financial Accounting Standards (SFAS) 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Such circumstances could include actual earnings being significantly below management's estimates. The Company's annual assessment date is October 1. In the Company's next annual impairment review, the Company will carry forward certain reporting unit valuations as their values were significantly in excess of the recorded goodwill as of the most recent valuation date. However, the Company will not be able to carry forward the most recent valuation for the ARS operations as a result of the impairment charge recorded in 2003 and due to the current operating performance of the business, which has been adversely impacted by cooler seasonal temperatures. Accordingly, ARS will require a valuation analysis in the fourth quarter. Based on management's expectations for the ARS operations and in light of weather-affected results, the operating performance of ARS in the third quarter does not constitute an event that requires an earlier impairment assessment.

In the third quarter of 2003, the Company recorded a non-cash impairment charge related to its goodwill and intangible assets totaling $481 million pre-tax or $383 million net of tax. The charge consisted of $224 million at American
Residential Services, $68 million at American Mechanical Services and $189 million at TruGreen LandCare. The impairment charge included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $98 million, or approximately 20 percent of the pre-tax charge amount.

In April 2004, TruGreen ChemLawn acquired the assets of Greenspace Services Limited, Canada's largest professional lawn care service company. Intangible assets recorded were less than $15 million. The preliminary allocation of purchase price is subject to change later this year as additional information is obtained. The balance of goodwill and intangible assets that was added during this year relate to tuck-in acquisitions completed by Terminix and TruGreen ChemLawn.

The table below summarizes the goodwill and intangible asset activity and balances:


(In thousands)                  As of                                        As of
                               Dec. 31,                                    Sept. 30,
                                 2003          Additions      Amort.          2004
                              -----------    -----------   -----------   -------------
Goodwill(1)                   $ 1,516,206    $    36,659    $        -    $ 1,552,865
Trade names(1)                    204,793              -             -        204,793

Other intangible assets            35,432          8,376             -         43,808
Accumulated amortization(2)       (23,772)             -        (4,436)       (28,208)
                              -----------    -----------   -----------    -----------
Net other intangibles              11,660          8,376        (4,436)        15,600
                              -----------    -----------   -----------    -----------
Total                         $ 1,732,659    $    45,035   $    (4,436)   $ 1,773,258
                              ===========    ===========   ===========    ===========


(1)  Not subject to amortization.
(2) Annual amortization expense of approximately $6 million in 2004 is expected to decline over the next five years.

The table below presents, by segment, the goodwill that is not subject to amortization:

            (In thousands)          Sept. 30,     Dec. 31,
                                      2004          2003
                                   ----------   -----------

            TruGreen               $  675,540   $  652,534
            Terminix                  635,817      622,351
            American Home Shield       72,085       72,085
            ARS/AMS                    56,171       56,171
            Other Operations          113,252      113,065
                                   ----------   ----------
            Total                  $1,552,865   $1,516,206
                                   ==========   ==========


NOTE 6: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures. Due to losses incurred for both the three and nine months ended September 30, 2003, the earnings per share calculation does not include the effects of options or conversion of debentures as it would result in a less dilutive computation. As a result, diluted earnings per share for the three and nine months ended September 30, 2003 are the same as basic earnings per share. Had the Company recognized income from continuing operations for the three and nine months ended September 30, 2003, incremental shares attributable to the assumed exercise of outstanding options and conversion of the debentures would have increased diluted shares outstanding by 12 million shares for both periods, and the after-tax interest expense related to the convertible debentures that would have been added to net income in the numerator would have been $1.2 million and $3.6 million for the three and nine months ended September 30, 2003, respectively.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.



(In thousands, except per share data)                          Three Months                           Three Months
                                                         Ended September 30, 2004               Ended September 30, 2003
                                                     --------------------------------       ---------------------------------
CONTINUING OPERATIONS:                                 Income       Shares      EPS            (Loss)      Shares       EPS
----------------------                               ----------   ---------  --------        ----------   ---------  ----------
 Basic earnings (loss) per share                       $68,343      290,258    $0.24          $(316,526)    294,119     $(1.08)
                                                                             ========                                ==========
 Effect of dilutive securities, net of tax:
  Options                                                             5,078                                       -
  Convertible Securities                                 1,178        8,000                           -           -
                                                     ----------   ---------                  ----------   ---------

 Diluted earnings (loss) per share                     $69,521     303,336     $0.23        $(316,526)      294,119     $(1.08)
                                                     ==========   =========  ========       ==========  =========    ==========



(In thousands, except per share data)                          Nine Months                             Nine Months
                                                         Ended September 30, 2004               Ended September 30, 2003
                                                     --------------------------------       ---------------------------------
CONTINUING OPERATIONS:                                Income       Shares      EPS           (Loss)      Shares       EPS
----------------------                               ---------   ---------  --------       ----------  ---------  ----------
 Basic earnings (loss) per share                     $150,492     290,647    $0.52          $(245,354)   296,233    $(0.83)
                                                                             ========                              ==========
 Effect of dilutive securities, net of tax:
  Options                                                            4,790                                     -
  Convertible Securities                                 3,534       8,000                          -          -
                                                     ----------   ---------                 ----------  ---------

 Diluted earnings (loss) per share                    $154,026     303,437     $0.51        $(245,354)   296,233    $(0.83)
                                                     ==========   =========  ========       ==========  =========  ==========



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

Prior to 2003, the Company accounted for employee share options under the intrinsic method of Accounting Principles Board Opinion No. 25, as permitted under GAAP. Had compensation expense for employee options been determined under the fair-value based method of SFAS 123 for all periods, proforma reported net income and net earnings per share would reflect the following:



                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
(In thousands, except per share data)              2004               2003              2004            2003
                                              ---------------   ---------------    ------------- -- ------------
Net income (loss) as reported                        $67,724         $(317,966)         $149,319      $(247,741)

Add back:  Stock-based compensation
  expense included in reported net income,
  net of related tax effects                             291                233              830             710

Deduct:  Stock-based compensation
  expense determined under fair-value method,
  net of related tax effects                         (1,396)            (1,922)          (4,216)         (5,683)
                                              ---------------    ---------------    -------------    ------------
Proforma net income (loss)                           $66,619         $(319,655)         $145,933      $(252,714)
                                              ===============    ===============    =============    ============


Basic Earnings (Loss) Per Share:
  As reported                                          $0.23            $(1.08)            $0.51         $(0.84)

  Proforma                                             $0.23            $(1.09)            $0.50         $(0.85)

Diluted Earnings (Loss) Per Share:
  As reported                                          $0.23            $(1.08)            $0.50         $(0.84)

  Proforma                                             $0.22            $(1.09)            $0.49         $(0.85)


In March 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95". In its current form, this Exposure Draft would require companies to record stock options and share grants at fair value and recognize this value as compensation expense over their vesting period. The Exposure Draft would require companies to record compensation expense for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the date of the adoption of the Exposure Draft. ServiceMaster has recorded compensation expense relating to the vesting of awards granted subsequent to 2002. In October 2004, the FASB tentatively agreed to delay the effective date of the Exposure Draft to periods beginning after June

15,  2005   (ServiceMaster's   third   quarter   2005   financial   statements).
ServiceMaster  is currently  assessing  the  potential  impact of this  Exposure
Draft.

NOTE 8: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 is presented in the following table:


                                       (IN THOUSANDS)
                                      2004        2003
                                    --------    --------
CASH PAID FOR OR (RECEIVED FROM):
Interest expense ................   $ 52,836    $ 53,698
Interest and investment income...   $(12,713)   $ (5,680)
Income taxes ....................   $ 11,796    $  6,081

The increase in cash received from interest and investment income reflects a higher level of gains realized on the investment portfolio at American Home Shield. Cash paid for income taxes increased in 2004 as a result of a higher level of tax refunds received in the prior year.

NOTE 9: Total comprehensive income (loss) was $66 million and ($317) million for the three months ended September 30, 2004 and 2003, respectively and $146 million and ($242) million for the nine months ended September 30, 2004 and 2003, respectively. Total comprehensive income (loss) includes primarily net income (loss), changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

NOTE 10: The Company has an agreement which provides for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen and Terminix to a wholly owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the nine months ended September 30, 2004 and 2003, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an additional funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

NOTE 11: Total debt was $808 million at September 30, 2004, approximately $11 million below the level at December 31, 2003. Approximately 44 percent of the Company's debt matures beyond five years and 34 percent beyond fifteen years. The Company's next public debt maturity of approximately $138 million is in April 2005. The Company has both the intent and ability to pay this debt with other long term financing, and it is classified as long-term debt in the Consolidated Statements of Financial Position. On May 19, 2004, the Company entered into a $500 million senior unsecured bank revolving credit facility that expires on May 19, 2009. This credit facility replaced an existing $490 million credit facility that was due to expire in December 2004. In the third quarter of 2004, the Company replaced an $80 million operating lease facility that was due to expire in October 2004 with a new five-year operating lease facility of approximately $53 million expiring in September 2009.

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

The following table summarizes the activity during the nine months ended September 30, 2004 for the remaining liabilities from the discontinued operations. The Company believes that the remaining reserves continue to be adequate and reasonable.

(IN THOUSANDS)                   Balance at                        Balance at
                                December 31,         Cash           Sept. 30,
                                    2003           Payments           2004
                               ---------------    -----------     --------------
Remaining liabilities from
  discontinued operations
     LandCare Construction             $7,152         $2,287             $4,865
     LandCare utility line
        clearing business               9,011          1,963              7,048
     Certified Systems, Inc.           11,024          2,192              8,832
     Management Services                  283             81                202
     International businesses          21,306          1,026             20,280

NOTE 13: In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service ("IRS"). From 1986 through 1997 most operations of the Company were conducted in partnership form, free of federal corporate income tax. During that period, the Company was not reviewed by the IRS. In 1997, the Company converted from partnership to corporate form. In 2003, the IRS commenced an examination of the Company's consolidated income tax returns for 2002, 2001 and 2000. The Company expects the IRS examination to be in its final stages in late 2004 and completed early in 2005. As with any review of this nature, the outcome of the IRS examination is not known at this time.

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



(IN THOUSANDS)                                  Three Months        Three Months            Nine Months          Nine Months
                                               Ended Sept. 30,     Ended Sept. 30,         Ended Sept. 30,      Ended Sept. 30,
                                                     2004                2003                   2004                  2003
--------------------------------------------------------------------------------     ------------------------------------------
Operating Revenue:
  TruGreen                                          $438,474            $418,106              $1,116,843            $1,056,943
  Terminix                                           253,235             246,714                 772,349               733,208
  American Home Shield (1)                           137,961             132,096                 374,220               352,469
  ARS/AMS                                            181,097             181,538                 514,778               505,948
  Other Operations                                    43,100              39,809                 121,284               113,508
---------------------------------------------------------------------------------    -------------------------------------------
Total Operating Revenue                           $1,053,867          $1,018,263              $2,899,474            $2,762,076
=================================================================================    ===========================================

Operating Income (Loss):
  TruGreen (1)                                       $79,983          $(117,148)                $142,982             $(57,739)
    TRUGREEN WITHOUT IMPAIRMENT CHARGE (2)            79,983              71,722                 142,982               131,131
  Terminix                                            26,695              32,461                 111,432               107,886
  American Home Shield (1)                            23,433              21,602                  57,386                52,923
  ARS/AMS                                              4,302           (284,482)                   2,267             (281,814)
    ARS/AMS WITHOUT IMPAIRMENT CHARGE (2)              4,302               7,318                   2,267                 9,986
  Other Operations                                   (9,587)             (7,392)                (28,767)              (26,258)
---------------------------------------------------------------------------------    -------------------------------------------
Total Operating Income (Loss)                       $124,826          $(354,959)                $285,300            $(205,002)
=================================================================================    ===========================================


(1) American Home Shield's results for the three months and nine months ended September 30, 2004 include the impact of a $5.5 million cumulative non-cash negative adjustment to revenue and operating income related to a conversion of its deferred revenue calculation from a historical manual process to an automated computation. TruGreen's results for the three months and nine months ended September 30, 2004 include a $4 million gain from the sale of a support facility.

(2) In the third quarter of 2003, the Company recorded a non-cash, pre-tax impairment charge of $481 million related to its goodwill and intangible assets. Approximately $189 million of the charge is associated with the TruGreen LandCare operations reported in the TruGreen segment, and the remaining $292 million relates to the ARS/AMS segment. In order to facilitate comparisons of ongoing operating performance of continuing operations, the Company also has presented segment results after adjusting for the impact of the impairment charge.



(IN THOUSANDS)                                                                    As of                    As of
                                                                             Sept. 30, 2004            Dec. 31, 2003
----------------------------------------------------------------------------------------------------------------------
Identifiable Assets:
  TruGreen                                                                       $990,118                   $911,958
  Terminix                                                                        855,649                    822,407
  American Home Shield                                                            483,527                    422,765
  ARS/AMS                                                                         201,119                    185,528
  Other Operations (and discontinued operations)                                  564,407                    613,768
---------------------------------------------------------------------------------------------------------------------
Total Identifiable Assets                                                      $3,094,820                 $2,956,426
=====================================================================================================================


(IN THOUSANDS)                                                                    As of                    As of
                                                                            Sept. 30, 2004           Sept. 30, 2003
---------------------------------------------------------------------------------------------------------------------
Capital Employed: (1)
  TruGreen                                                                       $899,813                   $905,518
  Terminix                                                                        617,342                    589,101
  American Home Shield                                                            162,734                    128,278
  ARS/AMS                                                                          96,615                     94,074
  Other Operations (and discontinued operations)                                 (33,873)                     52,481
---------------------------------------------------------------------------------------------------------------------
Total Capital Employed                                                         $1,742,631                 $1,769,452
=====================================================================================================================


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

      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

CONSOLIDATED OVERVIEW

ServiceMaster (the "Company") reported third quarter 2004 revenue of $1.05 billion, a three percent increase compared to 2003. Third quarter 2004 diluted earnings per share were $.23 compared to a loss of ($1.08) in 2003. The diluted earnings per share for 2003 include a non-cash impairment charge of $1.30 per share ($481 million pre-tax, $383 million after-tax).

Operating income for the third quarter was $125 million compared to a loss of ($355) million in 2003. The increase in operating income reflects the impact of the 2003 impairment charge ($481 million) as well as increases from revenue growth and operating efficiencies that were offset by significant one-time step-ups in two key costs that have been previously disclosed throughout the year: (i) the return to more normal levels of variable compensation and (ii) umbrella insurance premiums, which increased significantly earlier this year when a multi-year, fixed premium contract expired. The combined impact of these items totaled approximately $9.5 million. Additionally, there were two non-recurring items recorded in operating income in the third quarter of 2004. Specifically, American Home Shield recorded a $5.5 million cumulative non-cash negative adjustment to revenue and operating income related to a conversion of its deferred revenue calculation from a historical manual process to an automated computation. Also in the quarter, TruGreen ChemLawn realized a $4 million gain from the sale of a support facility.

Cost of services rendered and products sold increased two percent for the third quarter and decreased as a percentage of revenue to 65.2 percent in 2004 from
65.8 percent in 2003. The decrease primarily reflects a change in the mix of the business as TruGreen ChemLawn and Terminix increased in size in relationship to the overall business of the Company. These businesses generally operate at higher gross margins then the rest of the business, but incur somewhat higher selling and administrative expenses as a percentage of revenue. Selling and administrative expenses increased nine percent for the quarter. As a percentage of revenue, these costs increased to 22.8 percent for the quarter in 2004 from
21.7 percent in 2003. The increase in selling and administrative expenses primarily reflects the change in business mix described above.

Net non-operating expense improved by approximately $3 million from 2003, primarily reflecting a higher level of investment income from security gains in the American Home Shield investment portfolio, as well as the favorable impact of interest rate swap agreements entered into at the end of 2003 and early 2004. It is important to note that investment gains are an integral part of the business model at American Home Shield, and there will always be some market-based variability in the amount of gains realized from quarter to quarter. Such gains, which were abnormally low in 2003, returned to more normal levels in 2004, based on historical market returns and the size of the American Home Shield investment portfolio.

The Company has re-affirmed its outlook for the year. The Company expects revenue growth to be in the mid-single digits and that earnings per share will grow somewhat faster than revenues.

SEGMENT REVIEW

The TruGreen segment includes lawn care operations performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. The TruGreen segment reported a five percent increase in third quarter revenue to $438 million compared to $418 million in 2003. The segment reported operating income of $80 million in 2004 compared to an operating loss of ($117) million in 2003. During the third quarter of 2003, the Company recorded a non-cash impairment charge of $189 million pre-tax, relating to goodwill and intangible assets of its TruGreen LandCare operations.

Revenue in the lawn care operations grew six percent over 2003, reflecting an increased customer count and a strong increase in ancillary service revenue (e.g. aerations, grub control, etc.). Customer counts increased seven percent, with half of that growth organic, resulting from continued significant improvement in customer retention and the impact of acquisitions, partially offset by a modest net decline in sales. The Company has been able to maintain its significant improvement in customer retention. The gain in retention continues to be geographically broad-based and a result of concerted management focus including initiatives to produce more visible results, improving customer communication and problem resolution procedures, focused incentive compensation structures at all levels, and favorable weather conditions. This unprecedented rate of improvement reflects three years of intense focus on customer satisfaction by the entire TruGreen ChemLawn team. In April, TruGreen ChemLawn acquired the assets of Greenspace Services Limited ("Greenspace"), Canada's largest professional lawn care service company. The Greenspace acquisition continues to perform very well. The lawn care operations have continued to make progress in diversifying their sales channels, placing less reliance on telemarketing and more emphasis on direct mail, neighborhood selling, and other efforts. Third quarter operating income of the lawn care operations increased reflecting the higher level of revenue and a $4 million pre-tax gain from the sale of a support facility. Partially offsetting these benefits were higher selling expenses associated with new sales channels, which are costlier but produce customers who have tended to stick with us longer. In addition, the lawn care operations experienced hurricane related production delays as well as sharp increases in fuel and insurance costs during the period.

Third quarter revenue in the landscape maintenance business increased slightly, reflecting comparable amounts of base contract maintenance revenue and continued stronger enhancement sales volume (e.g. add-on services such as seasonal flower plantings, mulching, etc.), partially offset by the effects of branch consolidations. Solid growth in base contract maintenance revenue from new customers was offset by lower retention, some of which the Company initiated. The growth in enhancement revenue reflects focused sales efforts and an improving economy. Excluding the impact of the branch consolidations, third quarter revenue increased four percent, an encouraging sign that this business is starting to turn. Third quarter operating income of the landscape maintenance business improved, reflecting the 2003 non-cash impairment charge and a $2 million improvement from base operations. The improvement in base operations included an increase in higher margin enhancement revenue and labor efficiencies, partially offset by higher fuel and insurance costs. Management remains focused on improving operating consistency through better process disciplines, especially in the areas of labor management and in the pricing of new jobs.

Capital employed in the TruGreen segment decreased one percent reflecting improved working capital management offset in part by acquisitions. Capital employed is a non-U.S. GAAP measure that is defined as the segment's total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company's business segments.

The Terminix segment, which includes termite and pest control services, reported a three percent increase in third quarter revenue to $253 million, compared to $247 million in 2003. Operating income decreased 18 percent to $27 million compared to $32 million in 2003. Terminix continues to make encouraging progress through the significant changes it has made to its operating model with the implementation of a dual termite offering in 2004, and its continuing migration in pest control from monthly to quarterly service. Continued strong growth in termite renewal revenue was supported by improved pricing. As the Company had anticipated and explained in its second quarter Form 10-Q filing, third quarter termite completion revenue dollars were down modestly as very solid increases in unit volume and improvements in realized prices were offset by the negative effects on revenue of the mix shift from higher priced bait treatments to lower priced liquid treatments. The Company is encouraged by the strong growth in termite completion units which has been achieved thus far in the post-swarm season, where weather is not as prominent of a factor. On the pest control side, the continuing shift to quarterly service frequency has had an adverse short term effect on revenues, but with an offsetting improvement in labor efficiencies. This change in service frequency, along with other operating measures that we have taken, has also contributed to a sharp improvement in customer retention. The decrease in third quarter operating income primarily resulted from factors that the Company had previously anticipated and disclosed, and included timing differences related to the termite mix shift, increased investments in the sales force and higher fuel and bad debt costs.

Hurricanes also had an adverse impact, as they hit areas where Terminix has a strong presence. Overall, the Company believes that the Terminix team is making solid progress on key operating and marketing initiatives, and expects it to achieve good full year growth in revenues and profits. Capital employed in the Terminix segment increased five percent, reflecting the impact of acquisitions and growth in the business.

The American Home Shield (AHS) segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported a four percent increase in revenue to $138 million from $132 million in 2003 and operating income of $23 million compared to $22 million in 2003. Both the revenue and operating income comparisons are impacted by a $5.5 million cumulative non-cash negative adjustment recorded in the third quarter this year related to a conversion from a historical manual deferred revenue calculation to an automated computation. Solid new sales growth in the direct-to-consumer channel was supported by an increase in direct mail solicitations. Renewal sales showed strong improvement, reflecting the larger renewal base of customers and a modest decline in the customer retention rate. Sales in the real estate channel declined as sales volume has been adversely affected by double-digit declines in home resale listings in high warranty usage states. In the first quarter, AHS launched a pilot program in two states to increase real estate sales in under-penetrated markets. This program has performed well and its scope was expanded in the third quarter. Management is focused on replicating high performing account executives through increased up-front training and marketing support in these markets. The increase in third quarter operating income reflects the favorable effects of revenue growth and lower air conditioning claims costs due to cooler seasonal temperatures. This was partially offset by the aforementioned cumulative deferred revenue adjustment and continuing investments in key marketing and customer service initiatives.

Capital employed increased 27 percent reflecting volume growth in the business resulting in a higher level of cash and marketable securities balances. The calculation of capital employed for the AHS segment includes approximately $261 million and $209 million of cash, cash equivalents and marketable securities at September 30, 2004 and 2003, respectively.

The ARS/AMS segment provides direct HVAC and plumbing installation and repair services under the ARS Service Express, Rescue Rooter, and American Mechanical Services (for large commercial accounts) brand names. Third quarter segment revenue of $181 million was consistent with the prior year. Excluding the effects of branch closures, third quarter revenue increased three percent. Positive growth in two of the three service lines within ARS Service Express continued from the second quarter into the third quarter. Plumbing revenue again increased modestly as relatively strong improvements in sewer line repairs and commercial services were partially offset by continued softness in core residential service calls. Residential construction and commercial project revenues had another strong quarter. Cooler seasonal temperatures, which benefited American Home Shield, posed a significant challenge to the air-conditioning business of ARS, which experienced a sharp decline in both service and add-on replacement revenue. Unfortunately, this negated encouraging progress on several underlying operating intitiatives, including the two hour on-time arrival guarantee, the retail initiative and efforts to increase sales closing rates and average ticket prices. The segment reported operating income of $4 million compared with an operating loss of ($284) million in 2003. During the third quarter of 2003, the Company recorded a pre-tax non-cash impairment charge of $292 million relating to goodwill and intangible assets of its ARS/AMS segment. The increase in the segment's operating income reflects the impact of the 2003 non-cash impairment charge, partially offset by the negative impact of cooler weather and increased costs related to sales, marketing, and insurance. At AMS, the project backlog and revenue have shown strong increases over the past several months and profits, while still cyclically reduced, were improved over the prior year. However, due to continued competitive industry conditions, related margins are still below prior year and the backlog consists of a greater mix of longer duration contracts. If bidding activity continues to strengthen, the Company would expect to see margins begin to improve to more normal levels. Capital employed increased three percent to $97 million.

The Other Operations segment includes the Company's ServiceMaster Clean and Merry Maids operations as well as its headquarters functions. Revenue in this segment increased eight percent to $43 million compared to $40 million in 2003. The ServiceMaster Clean and Merry Maids franchise operations reported a combined increase in revenue of 11 percent, primarily driven by continued strong results in disaster restoration services and improved internal growth in maid service. The strong momentum in disaster restoration services is expected to continue in the fourth quarter, supported by clean-up work related to the hurricanes. The increase in the segment's operating loss for the quarter reflects an increase in variable compensation at the headquarters level, offset in part by an increase in profits from the combined franchise operations. Capital employed in this segment decreased approximately $86 million reflecting the Company's annual cash benefit from deferred income taxes.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

CONSOLIDATED REVIEW

The Company reported revenue of $2.90 billion for the nine months ended September 30, 2004, a five percent increase over 2003. Substantially all of the five percent reported revenue growth was derived from internal sources (reflecting increased customer counts and improved pricing) as the impact of acquisitions was offset by a decrease in revenue related to selected branches that were shut-down in 2003. For the nine months, diluted earnings per share were $.50 compared with a loss of ($.84) in 2003. Diluted earnings per share from continuing operations were $.51, compared with a loss of ($.83) reported in 2003. The 2003 results include the non-cash impairment charge of $1.29 for the nine months ($481 million pre-tax, $383 million after-tax).

Operating income for the nine months was $285 million compared with a loss of ($205) million in 2003, which includes the impact of the impairment charge ($481 million). For the nine months, all of the Company's business segments reported increases in revenue and most segments also reported solid increases in profits before the impact of the 2003 impairment charge, led by TruGreen's lawn care operations and American Home Shield. The cost controls and the focus on improved efficiencies that were evident throughout the enterprise during the second half of last year remained firmly in place, helping the Company to offset large increases in certain key costs such as variable compensation, insurance and fuel.

Cost of services rendered and products sold increased five percent for the nine months and decreased as a percentage of revenue to 66.6 percent in 2004 from
66.8 percent in 2003. Selling and administrative expenses increased seven percent and increased as a percentage of revenue to 23.5 percent in 2004 from
23.1 percent in 2003. As discussed in the third quarter comparison, the decrease in cost of services as a percentage of revenue and increase in selling and administrative expense as a percentage of revenue primarily reflects a change in the mix of the business as TruGreen ChemLawn and Terminix increased in size in relationship to the overall business of the Company.

Net non-operating expense for the nine months decreased $9 million from 2003, reflecting higher investment income from realized securities gains in the American Home Shield investment portfolio, as well as the favorable impact from interest rate swap agreements.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three most profitable businesses of the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

                                                    KEY PERFORMANCE INDICATORS
                                                       As of September 30,

                                                    2004               2003
                                                ------------        -----------
TRUGREEN  CHEMLAWN-
   Growth in Full Program Contracts                       7%                 4%
   Customer Retention Rate                             64.8%              62.2%

TERMINIX -
   Growth in Pest Control Customers                       6%                 2%
   Pest Control Customer Retention Rate                80.1%              76.7%

   Growth in Termite Customers                           -1%                -2%
   Termite Customer Retention Rate                     88.1%              88.0%

AMERICAN HOME SHIELD -
   Growth in Warranty Contracts                           5%                 8%
   Customer Retention Rate                             55.0%            55.4% *

* Restated to conform with the 2004 calculation.



SEGMENT REVIEW

For the nine months, the TruGreen segment reported revenues of $1.1 billion, six percent above the prior year. The segment reported operating income of $143 million compared with an operating loss of ($58) million in 2003. The 2003 results include a non-cash impairment charge of $189 million pre-tax, relating to goodwill and intangible assets of the TruGreen LandCare operations.

Revenue in the lawn care operations increased eight percent, of which four percent was internal, and operating income grew nine percent, or $13 million, for the nine months. The strong revenue growth reflects higher customer counts driven by significantly improved retention rates and the impact of acquisitions, partially offset by a modest decrease in sales. Overall year-to-date new sales were down less than two percent, reflecting a decline in telemarketing sales of 10 percent, consistent with the Company's expectations in light of the implementation of the National Do Not Call Registry. This decline was mostly offset by substantial increases in sales from new channels such as direct mail and neighborhood sales efforts. Management is encouraged with the progress TruGreen has made in diversifying its marketing model, with telemarketing now accounting for about 60 percent of its new sales, down from over 90 percent just a few years ago. The new sales channels are more costly than telemarketing, but they are also expected to produce customers with somewhat higher customer retention rates. The customer retention rate reflects a strong 260 basis point improvement, consistent with that reported as of June 30. The increase in operating income for the nine months reflects the higher revenue and the resulting labor and cost efficiencies as well as the impact of the Greenspace acquisition, partially offset by fuel and other key cost increases. As disclosed in the Company's second quarter Form 10-Q, the lawn care operation's nine month results were adversely impacted by an increase in materials expense resulting from a change in the estimated allocation of annual fertilizer and weed control costs to first half applications, which are relatively more costly. This change accelerated recognition of approximately $6 million more of interim expense into the second quarter that will result in a corresponding benefit primarily in the fourth quarter of 2004.

Revenue in the landscape maintenance business was consistent with prior year levels reflecting stronger enhancement sales volume and a comparable level of base contract maintenance revenue, offset by a lower level of first quarter snow removal revenue than was experienced in 2003. Excluding the impact of branch consolidations, nine month revenue increased three percent. Operating income of the landscape maintenance operations improved reflecting the 2003 non-cash impairment charge. However, in the first nine months of 2004 base operations had a $1 million decline reflecting a reduction in higher margin snow removal volume, higher insurance and labor-related costs as well as $1.8 million of branch consolidation costs. The Company has strengthened its leadership team throughout the year and has expanded its sales efforts.

The Terminix segment reported a five percent increase in revenue for the nine months to $772 million compared to $733 million in 2003 and operating income growth of three percent to $111 million compared to $108 million in 2003. The revenue increase was supported by improved pricing on termite renewal contracts, slightly offset by a modest decline in customers available to renew coming out of last year's weather-plagued termite swarm. Termite completion revenue increased, reflecting a solid increase in volume following last year's weak termite swarm season and improved price realization, partially offset by the mix shift from the higher priced bait product to lower priced liquid treatments. As previously disclosed, with the improved efficacy of liquid termite treatments, the Company is providing consumers with the choice of receiving termite services through baiting systems or liquid treatments. With this enhanced termite offering, the Company has experienced a shift in the mix of its termite customer base from baiting systems to liquid treatments. This change in mix is generally proceeding in line with management's expectations. By offering consumers a choice in treatments and by tightening controls over price discounting, Terminix has been able to increase the average price realized for each of the two treatment alternatives, thus offsetting the adverse, short-term revenue and profit impacts of the mix shift. As previously disclosed, liquid termite treatments are generally less profitable than bait treatments during the first year, but are more profitable in the subsequent, renewal years with the two alternatives having approximately equal values over the average life of a customer. Pest control revenue increased modestly for the nine months and was driven by continued strong improvement in customer retention, partially offset by a decline in volume of commercial pest control business. The Company is experiencing an unfavorable impact to revenues from the increased number of customers receiving quarterly service visits from monthly service visits. This shift is slightly favorable to profits this year reflecting labor efficiencies gained from this change. For the nine months, the improvement in operating income resulted from an increase in revenue and the resulting production labor efficiencies, partially offset by higher insurance, fuel and other key cost areas.

For the nine months the American Home Shield segment reported a six percent increase in revenue to $374 million from $352 million in 2003 and operating income growth of eight percent to $57 million compared to $53 million in 2003. Both the revenue and operating income comparisons are impacted by a $5.5 million cumulative non-cash negative adjustment recorded in the third quarter this year related to a conversion from a historical manual deferred revenue calculation to an automated computation. A very strong increase in sales in the direct-to-consumer channel was supported by an increased level of direct mail solicitations. In addition, the Company continues to expand its marketing efforts with premier mortgage lenders and financial institutions. American Home Shield experienced more moderate growth in its real estate and renewal channels, with the growth in renewal sales being supported by an increase in renewable customers, partially offset by less favorable customer retention rates. The growth in operating income reflected the impact of lower contract claims activity, primarily due to cooler seasonal temperatures, as well as continued effective management of the cost per claim, partially offset by the cumulative deferred revenue adjustment and investments in key marketing and customer service initiatives.

The ARS/AMS segment reported a two percent increase in revenues for the nine months to $515 million. Excluding the effects of year-end 2003 branch closures, revenue growth was five percent. The segment reported operating income of $2 million compared with an operating loss of ($282) million in 2003. As noted in the third quarter comparison, the 2003 results include a $292 million pre-tax charge relating to goodwill and intangible asset impairment. The growth in revenue reflected strong increases in residential new construction and commercial project revenue, offset by a decline in HVAC service revenue. HVAC volume was adversely impacted by a reduced level of demand resulting from cooler seasonal temperatures. Plumbing revenue increased one percent for the nine month period. Within ARS, meaningful progress has been made on specific initiatives to improve brand differentiation (through such measures as on-time arrival guarantee), expand sewer line repair revenue, and increase closing rates and the average sales ticket prices on replacement HVAC sales. The segment's increase in operating income reflects the impact of the 2003 non-cash impairment charge, offset in part by higher sales, marketing, and insurance costs and the negative impact of cooler seasonal temperatures at ARS, as well as lower margins at AMS due to depressed industry conditions in commercial real estate.

The Other Operations segment reported a seven percent increase in revenues to $121 million for the nine months compared with $114 million in 2003. The combined ServiceMaster Clean and Merry Maids franchise operations reported revenue growth of nine percent and a solid increase in operating income. ServiceMaster Clean continued to experience strong growth in disaster restoration services and favorable currency impacts on international operations. At Merry Maids, a better economy and improved sales processes have driven a steady increase in internal revenue growth in both the branch and franchise operations. The segment's operating loss increased over the prior year reflecting a higher level of variable compensation expense at the headquarters level partially offset by increased profits in the combined franchise operations.

FINANCIAL POSITION AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities increased by $20 million in the third quarter and $75 million year-to-date, totaling $241 million for the nine months. The improvement reflects both reduced working capital usage of $58 million and an increased level of profits. The improvement in working capital reflects a lower rate of cash outflows in early 2004 relating to incentive compensation earned in 2003, combined with an increased level of non-cash accruals for 2004 incentives, reflecting a return to more normal incentive rates. Additionally, the Company experienced favorable impacts from the timing and magnitude of other payments, partially offset by earlier spending on certain full year marketing and advertising initiatives. For the full year 2004, the Company expects cash from operating activities to again exceed reported net income by at least 50 percent and increase at a rate at or above the earnings growth rate.

The Company receives a significant annual cash benefit due to a large base of tax-deductible intangible assets that exist for income tax reporting purposes but not for book purposes, a significant portion of which arose in connection with the Company's 1997 conversion from a limited partnership to a corporation. From 1986 through 1997 most operations of the Company were conducted in partnership form, free of federal corporate income tax. During that period, the IRS did not review the Company. In 2003, the IRS commenced an examination of the Company's consolidated income tax returns for 2002, 2001 and 2000. The Company expects the IRS examination to be in its final stages in late 2004 and completed in early 2005. As with any review of this nature, the outcome of the IRS examination is not known at this time.

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, which include recurring capital needs and information technology projects, were above prior year levels. The Company anticipates approximately $50 million of capital expenditures in 2004 reflecting systems enhancements and other initiatives. The Company has no material capital commitments at this time.

Tuck-in acquisitions for the nine months ended September 30, 2004 totaled $41 million, compared with $31 million in 2003. Consideration consisted of cash payments ($27 million of the total), seller financed notes and Company stock. The increase in acquisitions reflects TruGreen ChemLawn's purchase of Greenspace as well as the resumption of tuck-in acquisition activity at Terminix and TruGreen ChemLawn. The Company's current expectation for full year is that approximately $50 million in cash will be used for acquisitions.

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders totaled $93 million or $.32 per share for the nine months ended September 30, 2004. In November 2004, the Company announced a fourth quarter cash dividend of $.11 per share (compared to $.105 per share paid in the fourth quarter last year), payable on November 30, 2004, to shareholders of record on November 11, 2004. With this dividend, the Company's full year payment will increase 2.4 percent over 2003 and will represent the Company's 34th consecutive year of dividend increases. The timing and amount of future dividend increases are at the discretion of the Board of Directors and will depend on, among other things, the Company's capital structure objectives and cash requirements.

The ServiceMaster Company and its Board of Directors review dividend policy and other capital structure objectives on a regular basis. As part of this review, it was determined that prevailing corporate best practice in the United States is to have dividends declared in the same quarter that they are paid. To achieve this result, the Company modified its historic pattern of dividend declaration and payment dates. The Company will continue to pay its dividends quarterly, with the payment schedule for each quarter pushed back one month, to the end of November, February, May and August.

In July 2000, the Board of Directors authorized $350 million for share repurchases. The Company completed approximately $55 million in share repurchases in the first nine months of 2004 with approximately $14 million occurring in the third quarter. There remains approximately $90 million available for repurchases under the July 2000 authorization. The Company plans to continue its share repurchase program in the fourth quarter, and is currently pacing toward a full year total in the $75 million range. The actual level of repurchases will be based on operating trends and business acquisition opportunities, and will be consistent with the Company's strategy to retain its investment grade status.

LIQUIDITY
Cash and short and long-term marketable securities totaled approximately $419 million at September 30, 2004, with approximately $300 million of that amount effectively required to support regulatory requirements at American Home Shield and for other purposes. Total debt was $808 million at September 30, 2004, approximately $11 million below the amount at December 31, 2003 and the lowest level since March of 1997. Approximately 44 percent of the Company's debt matures beyond five years and 34 percent beyond fifteen years. The Company's next public debt maturity of approximately $138 million is in April 2005. The Company has both the intent and ability to pay this debt with other long term financing.

Management believes that funds generated from operating activities and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company. During the second quarter of 2004, the Company replaced its previous $490 million credit facility with a new five-year revolving credit facility of $500 million expiring in May 2009. As of September 30, 2004, the Company had issued approximately $162 million of letters of credit under this facility and had unused commitments of approximately $338 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. At September 30, 2004, there were no receivables outstanding that had been sold to third parties. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $65 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

The Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's dividend and share repurchase plans in the near future. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At September 30, 2004, the Company was in compliance with the covenants related to these debt agreements and based on its operating outlook for the remainder of 2004, expects to be able to maintain compliance in the future.

During the third quarter of 2004, the Company replaced an $80 million operating lease facility with a new five-year operating lease facility of approximately $53 million expiring in September 2009. The Company also maintains a $15 million operating lease facility that expires in January 2008. These facilities provided for the financing of branch properties to be leased by the Company. At September 30, 2004, the total amount of the facilities, approximately $68 million, was funded. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of September 30, 2004 and approximately $20 million as of December 31, 2003.

The majority of the Company's fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At September 30, 2004, there was approximately $254 million of residual value relating to the Company's fleet and equipment leases.

The Company's 2003 Annual Report included disclosure of the Company's contractual obligations and commitments as of December 31, 2003. The Company continues to make the contractually required payments and therefore, the 2004 obligations and commitments as listed in the December 31, 2003 Annual Report have been reduced by the required payments. As disclosed in the Company's second quarter Form 10-Q filing, the Company's Board of Directors authorized two commitments for telecommunication services totaling approximately $30 million. During the third quarter, the Company signed one of the agreements totaling approximately $21 million. The remaining telecommunication agreement is expected to be finalized during the fourth quarter of 2004. The net payments on previous obligations approximately offset the addition of the two telecommunication agreements and therefore, the level of net purchase obligations existing at September 30, 2004 are comparable to year-end 2003 levels.

FINANCIAL POSITION - CONTINUING OPERATIONS
Receivables increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses and other assets increased from year-end primarily reflecting preseason advertising costs at TruGreen ChemLawn and Terminix as well as annual repairs and maintenance procedures that are performed in the first quarter at TruGreen ChemLawn. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end. Deferred customer acquisition costs increased reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. These direct and incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the calendar year-end.

On the other side of the balance sheet, deferred revenue increased from year-end levels, reflecting the impact from the seasonal volume of termite baiting sales and growth in contracts written at American Home Shield partially offset by a decrease from year-end 2003 levels in customer prepayment balances for lawn care services. Payroll and related expenses have increased from year-end levels reflecting an increased level of accruals for 2004 incentives as the Company returns to more normal incentive rates. Incentive compensation payments are expected to be made in the first quarter of 2005. Income taxes payable at September 30, 2004 reflects the Company's 2004 estimated federal tax payment expected to be made in the fourth quarter. Deferred taxes increased reflecting the annual tax benefit realized as a result of the large base of tax-deductible intangible assets that exist for income tax reporting purposes but not for book purposes. As previously discussed, a significant portion of the tax-deductible intangible assets arose in connection with the Company's 1997 conversion from a limited partnership to a corporation.

Property and equipment increased modestly from year-end levels, reflecting general business growth. The Company does not have any material capital commitments at this time.

The Company has minority investors in Terminix. This minority ownership reflects an interest issued to Allied Bruce Terminix Companies in connection with the acquisition of its business in 2001. This equity security is convertible into eight million ServiceMaster common shares. The ServiceMaster shares are considered in the shares used for the calculation of diluted earnings per share.

Total shareholders' equity was $835 million at September 30, 2004 and $817 million at December 31, 2003. The increase primarily reflects earnings in the business partially offset by cash dividend payments and share repurchases.

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

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88% on the notional amount. The impact of these swap transactions was to convert $165 million of the Company's debt from a fixed rate of 7.88% to a variable rate based on LIBOR (5.7% average rate during the third quarter).

The Company generally maintains the majority of its debt at fixed rates. After the effect of the interest swap agreements, approximately 78 percent of total debt at September 30, 2004 was at a fixed rate. With respect to other obligations, the payments on the approximately $68 million of funding outstanding under the Company's real estate operating lease facilities as well as its fleet and equipment operating leases (approximately $254 million in residual value) are tied to floating interest rates. The Company's exposure to interest expense based on floating rates is partially offset by floating rate investment income earned on cash and marketable securities. The Company believes its overall exposure to interest rate fluctuations is not material to its overall results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company's credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at September 30, 2004, a one rating category improvement in the Company's credit ratings would reduce pre-tax annual expense by approximately $0.8 million. A one rating category reduction in the Company's credit ratings would increase pre-tax expense on an annualized basis by approximately $0.9 million.

The following table summarizes information about the Company's fixed rate debt as of December 31, 2003, including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company's fixed rate debt was approximately $862 million at December 31, 2003.

                              Expected Maturity Date
                       -------------------------------------
                                                             There-
   (In millions)       2004   2005    2006    2007   2008    after    Total
  --------------------------------------------------------------------------
  Fixed rate debt      $28    $151    $12     $60     $8     $540     $799
  Avg. rate            4.8%   8.3%    6.0%    6.7%   6.1%    7.7%     7.6%
  ===========================================================================

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

PART II. OTHER INFORMATION

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES:

In July 2000, the Board of Directors authorized $350 million for share repurchases. The following table summarizes the Company's common stock share repurchases for the three months ended September 30, 2004 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as the Company's commitment to maintain investment grade credit ratings and other strategic investment opportunities.


                                                                                    Total               Approximate
                                                                                   Number              Dollar Value
                                                                                  of Shares           of Shares that
                                                                                Purchased as            May Yet be
                                        Total Number       Average Price      Part of Publicly           Purchased
                                          of Shares          Paid per             Announced              Under the
                                        Purchased (a)          Share                Plan                   Plan
-------------------------------------------------------------------------------------------------------------------------
July 1, 2004 through
  July 31, 2004                                       -                $ -                      -          $ 104,000,000

August 1, 2004 through
  August 31, 2004                               499,300            $ 11.73                499,300           $ 98,000,000

September 1, 2004 through
  September 30, 2004                            651,200            $ 12.80                651,200           $ 90,000,000

                                      ------------------------------------------------------------
Total                                         1,150,500            $ 12.34              1,150,500
                                      ============================================================


(a) Does not include 639 shares acquired from employees in connection with the settlement of income tax and related withholding obligations arising from the exercise of stock options or vesting of restricted stock grants.

ITEM 6: EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------

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

Date:  November 9, 2004


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:  /S/ ERNEST J. MROZEK
                               ----------------------------

                          Ernest J. Mrozek
                          President and Chief Financial Officer