Form 10-K
period 2004-12-31
SERVICEMASTER CO
filed 2005-03-04
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                    FORM 10-K


(Mark One)

       X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004
                                       OR
           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period  that the was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X    No
                                        ---     ---

     The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2004 was $3,499,983,798.

     The number of shares of the registrant's common stock outstanding as of February 25, 2005 was 292,005,365.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the registrant's Annual Report to Shareholders for the year ended December 31, 2004 are incorporated into Part I and Part II of this Form 10-K.

     Certain parts of the registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS


PART I
  Item 1.  Business..............................................................................        4

  Item 2.  Properties............................................................................       10

  Item 3.  Legal Proceedings.....................................................................       11

  Item 4.  Submission of Matters to a Vote of Security Holders...................................       11

 PART II

  Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
  Purchases of Equity Securities.................................................................       12

  Item 6.  Selected Financial Data...............................................................       12

  Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations          12

  Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................        13

  Item 8.  Financial Statements and Supplementary Data...........................................       13

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         13

  Item 9A. Controls and Procedures..............................................................        13

  Item 9B. Other Information....................................................................        13

 PART III

 Item 10.  Directors and Executive Officers of the Registrant....................................       14

 Item 11.  Executive Compensation................................................................       16

 Item 12.  Security Ownership of Certain Beneficial Owners and Management........................       16

 Item 13.  Certain Relationships and Related Transactions........................................       16

 Item 14.  Principal Accounting Fees and Services................................................       16

 PART IV

 Item 15.  Exhibits and Financial Statement Schedules............................................       17

 Signatures......................................................................................       18

 Exhibit Index...................................................................................       22


FORWARD-LOOKING STATEMENTS

     This Form 10-K contains or incorporates by reference statements concerning future results and other matters that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The ServiceMaster Company ("ServiceMaster") intends that these forward-looking statements, which look forward in time and include everything other than historical information, be subject to the safe harbors created by that legislation. ServiceMaster notes that these forward-looking statements involve risks and uncertainties that could affect its results of operations, financial condition or cash flows. Factors that could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following, among others:


       o weather conditions that affect the demand for ServiceMaster's services;
       o changes in competition in the markets served by ServiceMaster;
       o labor shortages or increases in wage rates;
       o unexpected increases in operating costs, such as higher insurance premiums, self-insurance and healthcare claims costs;
       o higher fuel prices;
       o changes in the types or mix of service offerings or products;
       o increased governmental regulation, including telemarketing;
       o general economic conditions in the United States, especially as they may affect home sales or consumer spending levels; and
       o other factors described from time to time in documents filed by ServiceMaster with the Securities and Exchange Commission.


                                     PART I


ITEM 1.  BUSINESS

     ServiceMaster is a national service company serving both residential and commercial customers. ServiceMaster's services include lawn care and landscape maintenance; termite and pest control; home warranty and home inspection services; plumbing, drain cleaning, heating, ventilation, air conditioning and electrical services; and cleaning, disaster restoration and furniture repair. As of December 31, 2004, ServiceMaster provided these services through a network of over 5,400 company-owned and franchised locations operating under the following leading brands: TruGreen ChemLawn, TruGreen LandCare, Terminix, American Home Shield, AmeriSpec, ARS Service Express, Rescue Rooter, American Mechanical Services, Merry Maids, ServiceMaster Clean and Furniture Medic. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

     ServiceMaster  is  organized  into  five  principal   operating   segments:
TruGreen; Terminix; American Home Shield; American Residential Services and American Mechanical Services; and Other Operations. All ServiceMaster subsidiaries are wholly owned, except for The Terminix International Company L.P., in which Allied Bruce-Terminix Companies, Inc. is a Class B limited partner. The financial information for each operating segment for 2002, 2003 and 2004 contained in the Notes to the Consolidated Financial Statements included in ServiceMaster's Annual Report to Shareholders for the year ended December 31, 2004 ("Annual Report to Shareholders for 2004") is incorporated by reference in this Form 10-K.

SERVICES

         The following table shows the percentage of ServiceMaster's consolidated revenue from continuing operations derived from each of ServiceMaster's operating segments in the years indicated:

Segment                                                         2004                2003                 2002
TruGreen                                                         38%                 38%                 37%
Terminix                                                         27%                 26%                 26%
American Home Shield                                             13%                 13%                 12%
American Residential Services and American Mechanical
    Services                                                     18%                 19%                 21%
Other Operations                                                 4%                  4%                   4%


                                TruGreen Segment

     The TruGreen segment provides lawn care services primarily under the TruGreen ChemLawn brand name and landscape maintenance services primarily under the TruGreen LandCare brand name, in each case, to residential and commercial customers. Revenues derived from the TruGreen segment constituted 38%, 38% and 37% in 2004, 2003 and 2002, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The TruGreen ChemLawn and TruGreen LandCare businesses are seasonal in nature. Weather conditions, such as a drought, affect the demand for lawn care and landscape maintenance services and may result in a decrease in revenues or an increase in costs.

     TruGreen ChemLawn. TruGreen ChemLawn is a leading provider of lawn care services in the United States serving both residential and commercial customers. As of December 31, 2004, TruGreen ChemLawn provided these services in 46 states and the District of Columbia through 206 company-owned locations and 51 franchised locations. As of December 31, 2004, TruGreen ChemLawn also provided lawn care services through a subsidiary in Canada and had entered into licensing arrangements to provide these services in nine other countries, primarily in the Middle East. In April 2004, TruGreen ChemLawn acquired the assets of Greenspace Services Limited from FirstService Corporation. Greenspace Services Limited is Canada's largest professional lawn care services company.

     TruGreen LandCare. TruGreen LandCare is a leading provider of landscape maintenance services in the United States serving both residential and commercial customers. As of December 31, 2004, TruGreen LandCare provided these services in 36 states and the District of Columbia through 104 company-owned locations and had no international operations.

                                Terminix Segment

     The Terminix segment provides termite and pest control services primarily under the Terminix brand name to residential and commercial customers. Revenues derived from the Terminix segment constituted 27%, 26% and 26% in 2004, 2003 and 2002, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The Terminix business is seasonal in nature. The termite swarm season, which generally occurs in early spring but varies by region depending on climate, leads to the highest demand for termite control services and therefore the highest level of revenues. Similarly, increased pest activity in the warmer months leads to the highest demand for pest control services and therefore the highest level of revenues.

     Terminix is a leading provider of termite and pest control services in the United States serving both residential and commercial customers. As December 31, 2004, Terminix provided these services in 47 states and the District of Columbia through 347 company-owned locations and 136 franchised locations. As of December 31, 2004, Terminix also provided termite and pest control services through a subsidiary in Mexico and had entered into licensing arrangements to provide these services in 29 other countries, primarily in the Caribbean and the Middle East.

                          American Home Shield Segment

     The American Home Shield segment provides home warranty contracts for systems and appliances primarily under the American Home Shield brand name and home inspection services primarily under the AmeriSpec brand name, in each case, to residential customers. Revenues derived from the American Home Shield segment constituted 13%, 13% and 12% in 2004, 2003 and 2002, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The American Home Shield and AmeriSpec businesses are seasonal in nature. Sales volume in the American Home Shield segment depends, in part, on the number of home resale closings, which historically has been highest in the spring and summer months. American Home Shield's costs related to service call volume is highest in the summer months, especially during periods of unseasonably warm temperatures.

     American Home Shield. American Home Shield is a leading provider of home warranty contracts for systems and appliances in the United States. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, hot water heaters and appliances that break down due to normal wear and tear and administers those contracts through independent repair contractors and American Residential Services. As of December 31, 2004, American Home Shield issued and administered home warranty contracts in 49 states and the District of Columbia and had no international operations.

     AmeriSpec. AmeriSpec is a leading provider of home inspection services in the United States serving residential customers. As of December 31, 2004, AmeriSpec provided these services in 47 states and the District of Columbia through two company-owned locations and 231 franchised locations, and AmeriSpec also provided home inspection services through a subsidiary in Canada.

     American Residential Services and American Mechanical Services Segment

     The American Residential Services and American Mechanical Services segment provides plumbing, drain cleaning, heating, ventilation, air conditioning and electrical services primarily under the ARS Service Express, American Mechanical Services and Rescue Rooter brand names to residential and commercial customers. Revenues derived from the American Residential Services and American Mechanical Services segment constituted 18%, 19% and 21% in 2004, 2003 and 2002, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise. The American Residential Services and American
Mechanical Services businesses are seasonal in nature, with the greatest activity occurring in May through August during the peak air conditioning season.

     American Residential Services. American Residential Services, which includes the businesses of ARS Service Express and Rescue Rooter, is a leading provider of plumbing, drain cleaning, heating, ventilation, air conditioning and electrical services in the United States serving residential customers. As of December 31, 2004, American Residential Services provided these services in 25 states and the District of Columbia through 63 company-owned locations and had no international operations.

     American Mechanical Services. American Mechanical Services is a leading provider of heating, ventilation, air conditioning and electrical services in the United States serving commercial customers. As of December 21, 2004, American Mechanical Services provided these services in 7 states and the District of Columbia through 20 company-owned locations and had no international operations.

                            Other Operations Segment

     The Other Operations segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, domestic house cleaning services primarily under the Merry Maids brand name and on-site furniture repair and restoration services primarily under the Furniture Medic brand name. The Other Operations segment also includes ServiceMaster's headquarters functions. Revenues derived from the Other Operations segment constituted 4%, 4% and 4% in 2004, 2003 and 2002, respectively, of the revenue from continuing operations of the consolidated ServiceMaster enterprise.

     ServiceMaster Clean. ServiceMaster Clean is a leading franchisor in the residential and commercial cleaning field in the United States. As of December 31, 2004, ServiceMaster Clean provided these services in all 50 states and the District of Columbia through 3,132 franchised locations. As of December 31, 2004, ServiceMaster Clean also provided disaster restoration and cleaning services through subsidiaries in Canada, Ireland, the United Kingdom and Spain and had entered into licensing arrangements to provide these services in 19 other countries, primarily in Asia and the Middle East.

     Merry Maids. Merry Maids is a leading provider of domestic house cleaning services in the United States. As of December 31, 2004, these services were provided in 48 states and the District of Columbia through 62 company-owned locations and 775 franchised locations. As of December 31, 2004, Merry Maids also provided domestic house cleaning services through subsidiaries in Canada, Denmark, Ireland and the United Kingdom and had entered into licensing arrangements to provide these services in nine other countries, primarily in Asia.

     Furniture Medic. Furniture Medic is a leading provider of on-site furniture repair and restoration services in the United States serving residential customers. As of December 31, 2004, Furniture Medic provided these services in 48 states and the District of Columbia through 386 franchised locations. As of December 31, 2004, Furniture Medic also provided on-site furniture repair and restoration services through subsidiaries in Canada and the United Kingdom and had entered into licensing arrangements to provide these services in France.


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


HEADQUARTER FUNCTIONS

     The Business Support Center coordinates administration of payroll, benefits, risk management, travel and certain procurement services for ServiceMaster's internal operations. Various administrative support departments also provide personnel, communications, marketing, government and public relations, administrative, accounting, financial, tax, human resources, information technology and legal services. The Business Support Center is headquartered in Downers Grove, Illinois and has additional personnel located in Memphis, Tennessee.


PATENTS, TRADEMARKS AND LICENSES

     ServiceMaster holds various service marks, trademarks and trade names that it deems particularly important to the advertising and franchising activities conducted by each of its operating segments. These marks are registered in the United States and over 97 other countries and are renewed at each registration expiration date.


FRANCHISES

     Franchises are important to TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Total franchise fees (initial and recurring) represented 2.7% of consolidated revenue in 2004, and 2.6% of consolidated revenues in both 2003 and 2002, respectively. Related franchise operating expenses were 1.7%, 1.6% and 1.7% of consolidated operating expenses in 2004, 2003 and 2002, respectively. Total franchise fee profits comprised 10.1%, 10.5% and 9.4% of consolidated operating income (without the impairment charge in 2003) before headquarter overheads in 2004, 2003 and 2002, respectively. Franchise agreements made in the course of these businesses are generally for a term of five years. ServiceMaster renews the majority of its franchise agreements prior to their expiration.

COMPETITION

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

     Termite and Pest Control Services. Competition in the market for termite and pest control services is strong, coming mainly from thousands of regional and local, independently owned firms, from homeowners who treat their own termite and pest control problems and from Orkin, Inc. which operates on a national basis.

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


MAJOR CUSTOMERS

     ServiceMaster has no single customer that accounts for more than 10% of its consolidated operating revenue. Additionally, no operating segment has a single customer that accounts for more than 10% of its operating revenue. None of ServiceMaster's operating segments is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the segment.

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

     These federal and state laws include laws relating to consumer protection, wage and hour regulations, permit and license requirements, workers' safety (e.g., the Occupational Safety and Health Act), environmental regulations and employee benefits (e.g., the Consolidated Omnibus Budget Reconciliation Act of 1985 and the Employee Retirement Income Security Act of 1974). The TruGreen, Terminix and American Residential Services and American Mechanical Services segments must also meet the Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to their fleets of vehicles. American Home Shield is regulated by the Department of Insurance in certain states and the Real Estate Commission in Texas.

     Consumer Protection and Telemarketing Matters. ServiceMaster is subject to numerous federal and state laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. Noncompliance with these laws and regulations can subject ServiceMaster to fines or various forms of civil or criminal prosecution, any of which could have an adverse effect on its financial condition, results of operations and cash flows.

     The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern ServiceMaster's telephone sales practices. In addition, many states have adopted statutes and regulations targeted at direct telephone sales activities. The implementation of do-not-call lists requires TruGreen, and, to a lesser extent, ServiceMaster's other operating segments, to seek additional marketing methods and channels.

     Franchise Matters. TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic are subject to various federal and state laws and regulations governing franchise sales and marketing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster seeks to comply with regulatory requirements and deal with franchisees in good faith. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including, among other things, payment of royalties, location of branches, advertising, purchase of products by franchisees, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that material disputes with one or more franchisees will not arise.

     Environmental Matters. ServiceMaster's businesses are subject to various federal, state and local laws and regulations regarding environmental matters. Terminix, TruGreen ChemLawn and TruGreen LandCare are regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977. American Residential Services and American Mechanical Services are also regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Resource Conservation and Recovery Act of 1976, the Emergency Planning and Community Right-to-Know Act of 1986, the Clean Water Act of 1977 and the Clean Air Act of 1970. ServiceMaster cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2004, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2005.

EMPLOYEES

     On December 31, 2004, ServiceMaster had a total of approximately 38,000 employees.

AVAILABLE INFORMATION

     ServiceMaster maintains a website at http://www.svm.com that includes a hyperlink to a website maintained by a third-party where ServiceMaster's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission. A copy of each of ServiceMaster's Corporate Governance Principles, Audit and Finance Committee Charter, Compensation and Leadership Development Committee Charter, Governance and Nominating Committee Charter, Financial Code of Ethics and Code of Conduct is posted on ServiceMaster's website at http://www.svm.com under "Corporate Governance" and is available in print to any shareholder who requests it by writing to the Corporate Secretary at the following address: The ServiceMaster Company, 3250 Lacey Road, Suite 600, Downers Grove, Illinois 60515.


ITEM 2.  PROPERTIES

BUSINESS SUPPORT CENTER

     ServiceMaster leases approximately 66,000 square feet of office space to accommodate personnel from the Business Support Center in Downers Grove, Illinois. The lease expires at the end of 2012, but ServiceMaster has an option to terminate the lease as of December 31, 2007 by giving written notice to the lessor by June 30, 2006. Additionally, ServiceMaster leases warehouse space in Naperville, Illinois. ServiceMaster also leases office space in Memphis, Tennessee as described below to accommodate Memphis-based personnel from the Business Support Center. ServiceMaster believes that these office facilities and warehouse are suitable and adequate to support the Business Support Center's current needs in the Chicagoland and Memphis areas.


OPERATING SEGMENTS

     The headquarters for TruGreen ChemLawn, TruGreen LandCare, Terminix, American Residential Services and Rescue Rooter are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for Furniture Medic, American Home Shield and AmeriSpec are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean and Merry Maids and a training facility are located in leased premises at 3839 Forest Hill Irene Road, Memphis, Tennessee. The headquarters for American Mechanical Services are located in leased premises at 8039 Laurel Lakes Court, Laurel, Maryland. In addition, ServiceMaster leases space for a call center located at 6399 ShelbyView Drive, Memphis, Tennessee; offices located at 850 and 855 Ridge Lake Boulevard, Memphis, Tennessee; a training facility located at 1650 Shelby Oaks Drive North, Memphis, Tennessee; and a warehouse located at 1575 Two Place, Memphis, Tennessee. ServiceMaster believes that the headquarters, call center facility, offices, training facilities and warehouse are suitable and adequate to support the current needs of its operating segments in the Memphis and Laurel areas.

     ServiceMaster's operating companies own and lease a variety of facilities principally in the United States for branch and service center operations and for office, storage, call center and data processing space. The following chart identifies for each operating company the number of owned facilities, the number of leased facilities and the number of states represented by those owned and leased facilities. ServiceMaster believes that these facilities, when considered with the headquarters, call center facility, offices, training facilities and warehouses described above are suitable and adequate to support the current needs of its business.

          Operating                             Owned            Leased           No. of
          Company                          Facilities        Facilities           States
          -------                          ----------        ----------           ------
          TruGreen ChemLawn                         5               302               42
          TruGreen LandCare                         1               176               26
          Terminix                                 12               416               42
          American Residential Services             3                73               23
          American Mechanical Services              1                19                7
          American Home Shield                      1                 8                4
          ServiceMaster Clean                       0                 8                6
          Merry Maids                               0                62               27


ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. As of February 25, 2005 these proceedings included general and commercial liability actions and a small number of environmental proceedings. ServiceMaster does not expect any of these proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this Form 10-K, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     ServiceMaster's common stock is traded on the New York Stock Exchange under the symbol "SVM." At February 25, 2005, ServiceMaster's common stock was held of record by approximately 65,000 persons. ServiceMaster estimates that approximately 44,000 persons held shares of its common stock in the names of nominees as of that date.

     The information contained in ServiceMaster's Annual Report to Shareholders for 2004 under the headings "Consolidated Statements of Shareholders' Equity" and "Quarterly Cash Dividends and Price Per Share Data" is incorporated by reference in this Form 10-K.

     In July 2000, ServiceMaster's Board of Directors authorized $350 million for share repurchases. The following table summarizes ServiceMaster's common stock share repurchases for the three months ended December 31, 2004 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as ServiceMaster's commitment to maintain investment grade credit ratings and other strategic investment opportunities.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                    Total               Approximate
                                                                                   Number              Dollar Value
                                                                                  of Shares           of Shares that
                                                                                Purchased as            May Yet Be
                                        Total Number       Average Price      Part of Publicly           Purchased
                                          of Shares          Paid per             Announced              Under the
Period                                    Purchased            Share                Plan                   Plan
------------------------------------------------------------------------------------------------------------------------
October 1, 2004 through
  October 31, 2004                             -                $ -                      -             $ 90,000,000

November 1, 2004 through
  November 30, 2004                          140,100            $ 12.61                140,100         $ 88,000,000

December 1, 2004 through
  December 31, 2004                          495,400            $ 13.25                495,400         $ 81,000,000

                                      ---------------------------------------------------------
Total                                        635,500            $ 13.11                635,500
                                      ---------------------------------------------------------


ITEM 6.  SELECTED FINANCIAL DATA

     The information contained in ServiceMaster's Annual Report to Shareholders for 2004 under the heading "Five-Year Financial Summary" in the Financial Statements section is incorporated by reference in this Form 10-K.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in ServiceMaster's Annual Report to Shareholders for 2004 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in ServiceMaster's Annual Report to Shareholders for 2004 under the heading "Quantitative and Qualitative Disclosures about Market Risk" is incorporated by reference in this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Statements of Financial Position as of December 31, 2004 and 2003, the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002 and the Notes to the Consolidated Financial Statements contained in ServiceMaster's Annual Report to Shareholders for 2004 are incorporated by reference in this Form 10-K. The reports of Deloitte & Touche LLP dated February 28, 2005 on the Consolidated Financial Statements and management's assessment of the effectiveness of internal control over financial reporting contained in ServiceMaster's Annual Report to Shareholders for 2004 are also incorporated by reference in this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


 ITEM 9A.  CONTROLS AND PROCEDURES

     Effectiveness  of  Disclosure  Controls  and  Procedures.   ServiceMaster's
Chairman and Chief Executive Officer, Jonathan P. Ward, and ServiceMaster's President and Chief Financial Officer, Ernest J. Mrozek, have evaluated ServiceMaster's disclosure controls and procedures as of the end of the period covered by this Form 10-K. ServiceMaster's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Downers Grove, Illinois. The reporting process is designed to ensure that information required to be disclosed by ServiceMaster in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Messrs. Ward and Mrozek have concluded that both the design and operation of ServiceMaster's disclosure controls and procedures are effective.

     Management's Report on Internal Control over Financial Reporting. The information contained in ServiceMaster's Annual Report to Shareholders for 2004 under the heading "Management's Report on Internal Control over Financial Reporting" is incorporated by reference in this Form 10-K.

     Changes in Internal Control over Financial Reporting. No change in ServiceMaster's internal control over financial reporting occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, ServiceMaster's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

     The information contained in ServiceMaster's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Item 1 - Election of Directors" is incorporated by reference in this Form 10-K.


EXECUTIVE OFFICERS OF SERVICEMASTER

     The names and ages of the executive officers of ServiceMaster as of February 25, 2005, together with certain biographical information, are as follows:

                                                                                                       First Became
Name                      Age       Present Positions                                                    an Officer
----                      ---       -----------------                                                    ----------
Jonathan P. Ward           50       Chairman and Chief Executive Officer                                       2001

Ernest J. Mrozek           51       President and Chief Financial Officer                                      1987

Steven C. Preston          44       Executive Vice President                                                   1997

Steven B. Bono             52       Senior Vice President, Corporate Communications                            2001

Albert T. Cantu            43       Group President, American Residential Services, ServiceMaster Clean        1991
                                    and Merry Maids

Scott J. Cromie            48       President and Chief Operating Officer, American Home Shield                1990

Mitchell T. Engel          52       Chief Marketing Officer                                                    2002

James A. Goetz             47       Senior Vice President and Chief Information Officer                        2000

Jim L. Kaput               44       Senior Vice President and General Counsel                                  2000


     Mr. Ward is also a director of ServiceMaster. For biographical information with respect to Mr. Ward, see "Item 1 - Election of Directors" in
ServiceMaster's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

     Ernest J. Mrozek is President and Chief Financial Officer. He served as President and Chief Operating Officer from April 2002 to January 2004. He served as President of ServiceMaster Consumer and Commercial Services from November 1998 to April 2002.

     Steven C. Preston is Executive Vice President. He served as Executive Vice President and Chief Financial Officer from July 1998 to January 2004.

     Steven B. Bono has served as Senior Vice President, Corporate Communications since July 2001. He was on sabbatical from May 2000 to July 2001. Mr. Bono served as Vice President, Communications Strategy of Jack Morton Worldwide in Chicago, Illinois from September 1997 to May 2000.

     Albert  T.  Cantu  is  Group  President,   American  Residential  Services,
ServiceMaster Clean and Merry Maids. He served as President and Chief Operating Officer, Terminix from January 1999 to January 2005.

     Scott J. Cromie has served as President and Chief Operating Officer, American Home Shield since October 1996.

     Mitchell T. Engel is Chief Marketing Officer. He served as Principal of Engel Marketing Services from April 1998 to April 2002.

     James A. Goetz is Senior Vice President and Chief Information Officer. He served as Chief Information Officer of The ServiceMaster Home Service Center L.L.C. from September 2000 to January 2002. From January 1999 to August 2000, he was Director of Internet Services at IBM Global Services.

     Jim L. Kaput is Senior Vice President and General Counsel of ServiceMaster. From June 1994 until he joined ServiceMaster in April 2000, Mr. Kaput was a partner at the law firm of Sidley & Austin in Chicago, Illinois.


FINANCIAL CODE OF ETHICS

     ServiceMaster has a Financial Code of Ethics which applies to ServiceMaster's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, Business Unit Chief Financial Officers or persons performing similar functions and other designated officers and employees. A copy of the Financial Code of Ethics is posted on ServiceMaster's website at http://www.svm.com under "Corporate Governance" and is available in print, at no charge, to any person who requests it by writing to the Corporate Secretary at the following address:
The ServiceMaster Company, 3250 Lacey Road, Suite 600, Downers Grove, Illinois 60515.


AUDIT AND FINANCE COMMITTEE FINANCIAL EXPERT

     The information contained in ServiceMaster's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Board and Committees of the Board" is incorporated by reference in this Form 10-K.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The information contained in ServiceMaster's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in ServiceMaster's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the headings "Compensation of Directors," "Executive Officer Compensation" and "Agreements with Officers and Directors" is incorporated by reference in this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in ServiceMaster's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the headings "Ownership of Our Common Stock" and "Equity Compensation Plan Information" is incorporated by reference in this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in ServiceMaster's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Certain Transactions and Relationships" is incorporated by reference in this Form 10-K.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information contained in ServiceMaster's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Item 3 - Ratification of Selection of Independent Auditors" is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      Financial Statements, Schedules and Exhibits.

         1.  Financial Statements

         The documents shown below are contained in ServiceMaster's Annual Report to Shareholders for 2004 and are incorporated by reference in
         Part II, Item 8 of this Form 10-K:

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Statements of Operations for the three years ended December 31, 2004, 2003 and 2002

                  Consolidated Statements of Financial Position as of December 31, 2004 and 2003

                  Consolidated Statements of Cash Flows for the three years ended December 31, 2004, 2003 and 2002

                  Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2004, 2003 and 2002

                  Notes to the Consolidated Financial Statements

         2.  Financial Statements Schedules

         The following financial statement schedule is required to be filed by
         Part II, Item 8 of Form 10-K and by Part IV, Item 15(d) of Form 10-K:

                  Report of Independent Registered Public Accounting Firm

                  Schedule II--Valuation and Qualifying Accounts

         3.  Exhibits

         The exhibits filed with this report are listed on pages 22-25 (the "Exhibits Index"). Entries marked by an asterisk next to the exhibit's number identify management contracts or compensatory plans, contracts or arrangements in which a director or any of ServiceMaster's executive officers to be identified in the summary compensation table included in ServiceMaster's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders participates or compensatory plans, contracts or arrangements adopted without approval of security holders pursuant to which ServiceMaster may award equity and in which any ServiceMaster employee currently participates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE SERVICEMASTER COMPANY


Date: March 4, 2005                    By   /s/ JONATHAN P. WARD
                                            --------------------
                                            Jonathan P. Ward
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                              Date
         ---------                               -----                              ----
/s/ JONATHAN P. WARD                    Chairman and Chief Executive                March 4, 2005
----------------------                  Officer and Director (Principal
   Jonathan P. Ward                     Executive Officer)



/s/ ERNEST J. MROZEK                    President and                               March 4, 2005
-----------------------------           Chief Financial Officer (Principal
   Ernest J. Mrozek                     Financial Officer and Principal
                                        Accounting Officer)



/s/ PAUL W. BEREZNY                     Director                                    February 23, 2005
------------------------------
   Paul W. Berezny, Jr.


__________________________              Director
   John L. Carl


/s/ LOUIS J. GIULIANO                   Director                                    February 23, 2005
------------------------------
   Louis J. Giuliano


/s/ BRIAN GRIFFITHS                     Director                                    February 23, 2005
------------------------------
   Brian Griffiths


/s/ SIDNEY E. HARRIS                    Director                                    February 23, 2005
---------------------------
   Sidney E. Harris


/s/ ROBERTO R. HERENCIA                 Director                                    February 23, 2005
---------------------------
  Roberto R. Herencia

/s/ BETTY JANE HESS                     Director                                    February 23, 2005
------------------------------
  Betty Jane Hess


/s/ EILEEN A. KAMERICK                  Director                                    February 23, 2005
---------------------------
   Eileen A. Kamerick


/s/ JAMES D. MCLENNAN                   Director                                    February 23, 2005
----------------------
   James D. McLennan


/s/ COLEMAN H. PETERSON                 Director                                    February 23, 2005
---------------------------
   Coleman H. Peterson


/s/ DALLEN W. PETERSON                  Director                                    February 23, 2005
---------------------------
   Dallen W. Peterson


_________________________               Director
   David K. Wessner



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The ServiceMaster Company
Downers Grove, IL

We have audited the consolidated financial statements of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 28, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
February 28, 2005

                                   SCHEDULE II
                            THE SERVICEMASTER COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                Additions
                                                Balance at      Charged to
                                               Beginning of     Costs and                           Balance at
                                                 Period         Expenses         Deductions (1)    End of Period
                                               -----------    --------------     --------------    --------------
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2004
Continuing Operations -
       Allowance for doubtful accounts
               Accounts receivable                $23,071          $ 43,929          $ 44,030          $ 22,970
               Notes receivable                     3,149               557             1,493             2,213

Reserves related to strategic actions in the
fourth quarter of 2001 (2)                         10,786           (2,319)             1,672             6,795
Remaining liabilities from discontinued operations
       LandCare Construction                        7,152             2,021             4,681             4,492
       LandCare utility line clearing business      9,011             1,283             3,678             6,616
       Certified Systems, Inc.                     11,024             (303)             2,302             8,419
       Management Services                            283               479               696                66
       International businesses                    21,306           (9,151)             1,155            11,000
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2003
Continuing Operations -
       Allowance for doubtful accounts
              Accounts receivable                 $24,344          $ 38,494           $39,767           $23,071
              Notes receivable                      3,140             1,759             1,750             3,149
Reserves related to strategic actions in the fourth
quarter of 2001 (2)                                15,494           (1,300)             3,408            10,786
Remaining liabilities from discontinued operations
       LandCare Construction                       13,974                 -             6,822             7,152
       LandCare utility line clearing business (3)  6,393             2,803               185             9,011
       Certified Systems, Inc.                     13,586                 -             2,562            11,024
       Management Services                          1,569                 -             1,286               283
       International businesses                    31,148             1,000            10,842            21,306
       Other                                          636                 -               636                 -
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2002
Continuing Operations -
       Allowance for doubtful accounts
               Accounts receivable                $26,151          $ 40,590          $ 42,397          $ 24,344
               Notes receivable                     2,084             1,056                 -             3,140
Reserves related to strategic actions in the fourth
       quarter of 2001 (2)                         35,959           (5,600)            14,865            15,494

Remaining liabilities from discontinued operations
       LandCare Construction                       34,229             2,634            22,889            13,974
       Certified Systems, Inc.                     23,762             3,500            13,676            13,586
       Management Services                          7,400           (4,500)             1,331             1,569
       International businesses (4)                29,404            21,900            20,156            31,148
       Other                                        6,254               615             6,233               636


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

                                 Exhibits Index

Exhibit No.                Description of Exhibit
-------------------------------------------------------------------------------

3(i) The registrant's Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 1 to ServiceMaster Limited Partnership's Current Report on Form 8-K dated December 23, 1997 (File No. 1-09378) (the "1997 8-K").

3(ii) The registrant's Bylaws are incorporated by reference to Exhibit 3(ii) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-14762).

4.1 Shareholder Rights Agreement between The ServiceMaster Company and the Harris Trust and Savings Bank, as adopted on December 12, 1997, is incorporated by reference to Exhibit 3 to the 1997 8-K.

4.2 First Amendment to Shareholders Rights Agreement between The ServiceMaster Company and Harris Trust and Savings Bank, is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated February 24, 2005 (File No. 1-14762).

4.3 Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, is incorporated by reference to Exhibit 4 to the 1997 8-K.

4.4 Indenture dated as of August 15, 1997 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-3 (File No. 333-32167) (the "1997 S-3").

4.5 First Supplemental Indenture dated as of August 15, 1997 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14762) (the "1997 10-K").

4.6 Second Supplemental Indenture dated as of January 1, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K dated February 26, 1998 (File No. 1-14762).

4.7 Third Supplemental Indenture dated as of March 2, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 27, 1998 (File No. 1-14762) (the "1998 8-K").

4.8 Fourth Supplemental Indenture dated as of August 10, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K dated August 16, 1999 (File No. 1-14762) (the "1999 8-K").

4.9 Indenture dated as of November 18, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.16 to the registrant's Registration Statement on Form S-3 (File No. 333-91381), filed on November 19, 1999.

4.10 First Supplemental Indenture dated as of April 4, 2000 between The ServiceMaster Company and Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-14762) (the "2000 10-Q").

4.11 Forms of 6.95% Note due August 14, 2007 and 7.45% Note due August 14, 2027 are incorporated by reference to Exhibit 4.2 to the 1997 S-3.

4.12     Form of 7.10% Note due March 1, 2018 is incorporated by reference to
         Exhibit 4.1 to the 1998 8-K.

4.13     Form of 7.25% Note due March 1, 2038 is incorporated by reference to
         Exhibit 4.2 to the 1998 8-K.

4.14 Form of 7.875% Note due August 15, 2009 is incorporated by reference to Exhibit 4 to the 1999 8-K.

4.15     Form of 7.875% Note due August 15, 2009 is incorporated by reference to
         Exhibit 5 to the 1999 8-K.

4.16     Form of 8.45% Note due April 15, 2005 is incorporated by reference to
         Exhibit 4.1 to the 2000 10-Q.

4.17 $500,000,000 Credit Agreement dated as of May 19, 2004 among The ServiceMaster Company, the lenders, JPMorgan Chase Bank and Bank of America, N.A. as syndication agents, SunTrust Bank, as administrative agent, and U.S. Bank and Wachovia Bank, N.A. as documentation agents is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated September 20, 2004 (File No. 1-14762).

10.1* Senior Executive Ownership Election Plan, as approved by the registrant's Board of Directors on December 10, 1999, is incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-14762).

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

10.14* Form of Option Agreement for the 2000 Equity Incentive Plan is incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-4762) (the "2001 10-K").

10.15* Form of Restricted Stock Award Agreement for the 2000 Equity Incentive Plan is incorporated by reference to Exhibit 10.31 to the 2001 10-K.

10.16* WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-14762) (the "2000 10-K").

10.17* Form of Stock Option Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit
         10.22 to the 2000 10-K.

10.18* Form of Stock Purchase Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit
         10.23 to the 2000 10-K.

10.19* 2001 Directors Stock Plan, as amended and restated effective January 24, 2003, is incorporated by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14762) (the "2002 10-K").

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

10.22* Form of Change in Control Severance Agreement is incorporated by reference to Exhibit 10.30 to the 2001 10-K.

10.23* ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-8 (File No. 333-106365), filed on June 23, 2003.

10.24* Form of Stock Option Agreement for the ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File 1-14762) (the "2003 10-K").

10.25* Form of Restricted Stock Award Agreement for the ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 10.25 to the 2003 10-K.

10.26* Form of Stock Appreciation Right Agreement for the ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 10.26 to the 2003 10-K.

10.27* 2002 Directors Deferred Fees Plan, effective October 25, 2002, is incorporated by reference to Exhibit 10.35 to the 2002 10-K.

10.28* ServiceMaster 2004 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-8 (File No. 333-115972), filed on May 28, 2004.

10.29* ServiceMaster Deferred Compensation Plan, as amended and restated effective October 24, 2002, is incorporated by reference to Exhibit
         10.29 to the 2002 10-K.

10.30* Stock Option Agreement dated as of January 9, 2001 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.20 to the 2000 10-K.

10.31* Stock Option Agreement dated as of February 8, 2002 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.32 to the 2003 10-K.

10.32* Restricted Stock Unit Award Agreement dated as of December 18, 2003 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.33 to the 2003 10-K.

10.33* Employment Agreement dated as of April 1, 2002 between The ServiceMaster Company and Mitchell T. Engel is incorporated by reference to Exhibit 10.25 to the 2002 10-K.

10.34* Employment Agreement dated as of January 1, 2004 between The ServiceMaster Company and Ernest J. Mrozek is incorporated by reference to Exhibit 10.38 to the 2003 10-K.

10.35* Employment Agreement dated as of November 1, 2004 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated November 3, 2004 (File No. 1-14762) (the "2004 8-K").

10.36* Restricted Stock Unit Award Agreement dated as of November 1, 2004 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.2 to the 2004 8-K.

13+ Annual Report to Shareholders for the year ended December 31, 2004 (the "2004 Annual Report") The parts of the 2004 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 2004 Annual Report are furnished for the information of the Securities and Exchange Commission and are not filed with this report.

14 Financial Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 14 to the 2003 10-K.

21+      Subsidiaries of the registrant.

23+      Consent of Deloitte & Touche LLP.

31.1+ Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+ Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+ Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------
* Indicates compensatory plan, contract or arrangement.
+ Filed herewith.