Form 10-Q
period 2005-03-31
SERVICEMASTER CO
filed 2005-05-10
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         ---------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____ to_____

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No . ------- ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 291,079,000 shares of common stock on May 2, 2005.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             NO.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three
   months ended March 31, 2005 and March 31, 2004                              3

Condensed Consolidated Statements of Financial Position
   as of March 31, 2005 and December 31, 2004                                  4

Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2005 and March 31, 2004                                     5

Notes to Condensed Consolidated Financial Statements                           6

Item 2: Management Discussion and Analysis of Financial
    Condition and Results of Operations                                       12

Item 3:  Quantitative and Qualitative Disclosures About
    Market Risk                                                               19

Item 4: Controls and Procedures                                               20


PART II.  OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 6:  Exhibits                                                             21

Signature                                                                     22

                          PART I. FINANCIAL INFORMATION

                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                                 March 31
                                                             2005        2004
                                                        -----------  -----------
OPERATING REVENUE ....................................   $ 782,309    $ 756,891

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ..........     556,323      545,056
Selling and administrative expenses ..................     198,984      179,310
Amortization expense .................................       1,152        1,422
                                                         ---------    ---------
Total operating costs and expenses ...................     756,459      725,788
                                                         ---------    ---------

OPERATING INCOME .....................................      25,850       31,103

NON-OPERATING EXPENSE (INCOME):
Interest expense .....................................      15,579       14,931
Interest and investment income .......................      (9,374)      (4,570)
Minority interest and other expense, net .............       2,046        2,046
                                                         ---------    ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES ..................................      17,599       18,696
Provision for income taxes............................       6,881        7,235
                                                         ---------    ---------

INCOME FROM CONTINUING OPERATIONS ....................      10,718       11,461

Loss from discontinued operations, net of income taxes        (146)        (262)
                                                         ---------    ---------
NET INCOME ...........................................   $  10,572    $  11,199
                                                         =========    =========

PER SHARE:
BASIC EARNINGS PER SHARE:
Income from continuing operations ....................   $    0.04    $    0.04

Loss from discontinued operations ....................          -            -
                                                         ---------    ---------
Basic earnings per share .............................   $    0.04    $    0.04
                                                         =========    =========
SHARES ...............................................     291,117      291,799


DILUTED EARNINGS PER SHARE:
Income from continuing operations ....................   $    0.04    $    0.04

Loss from discontinued operations ....................          -            -
                                                         ---------    ---------
Diluted earnings per share ...........................   $    0.04    $    0.04
                                                         =========    =========
SHARES ...............................................     297,080      296,035






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      As of Mar. 31,  As of Dec. 31,
ASSETS                                                                      2005          2004
                                                                       -------------  ------------
CURRENT ASSETS:

Cash and cash equivalents ..........................................    $  114,536    $   256,626
Marketable securities ..............................................       106,443        103,681
Receivables, less allowance of $24,872 and $25,183, respectively ...       375,109        369,026
Inventories ........................................................        78,744         66,657
Prepaid expenses and other assets ..................................        70,643         27,456
Deferred customer acquisition costs ................................        76,917         41,574
Deferred taxes and income taxes receivable .........................       106,320        108,780
Assets of discontinued operations ..................................         1,689          4,952
                                                                       -----------    -----------
       Total Current Assets ........................................       930,401        978,752
                                                                       -----------    -----------
PROPERTY AND EQUIPMENT:
   At cost .........................................................       415,637        405,655
   Less: accumulated depreciation ..................................      (229,002)      (218,838)
                                                                       -----------    -----------
     Net property and equipment ....................................       186,635        186,817
                                                                       -----------    -----------

OTHER  ASSETS:
Goodwill ...........................................................     1,575,681      1,568,044
Intangible assets, primarily trade names ...........................       220,365        220,780
Notes receivable ...................................................        33,601         35,411
Long-term marketable securities ....................................       138,117        135,824
Other assets .......................................................        12,659         14,574
                                                                       -----------    -----------
       Total Assets ................................................    $3,097,459    $ 3,140,202
                                                                       ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable ...................................................     $  89,714    $    76,053
Accrued liabilities:
   Payroll and related expenses ....................................        88,570        113,366
   Self-insured claims and related expenses ........................        80,378         86,554
   Income taxes payable ............................................        22,329        152,841
   Other ...........................................................       109,745        111,092
Deferred revenues ..................................................       495,830        443,238
Liabilities of discontinued operations .............................        19,526         21,536
Current portion of long-term debt ..................................        22,265         23,247
                                                                       -----------    -----------
       Total Current Liabilities ...................................       928,357      1,027,927
                                                                       -----------    -----------

LONG-TERM DEBT .....................................................       853,503        781,841

LONG-TERM LIABILITIES:
     Deferred taxes ................................................        90,217         88,100
     Liabilities of discontinued operations ........................         8,568          9,057
     Other long-term obligations ...................................       148,285        141,742
                                                                       -----------    -----------
        Total Long-Term Liabilities ................................       247,070        238,899
                                                                       -----------    -----------
MINORITY INTEREST ..................................................       100,000        100,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1,000,000 shares; issued
     319,247 and 318,559 shares, respectively ......................         3,192          3,186
Additional paid-in capital .........................................     1,093,458      1,083,057
Retained earnings ..................................................       190,708        212,116
Accumulated other comprehensive income .............................         8,902         10,804
Restricted stock ...................................................       (17,898)       (12,857)
Treasury stock .....................................................      (309,833)      (304,771)
                                                                       -----------    -----------
       Total Shareholders' Equity ..................................       968,529        991,535
                                                                       -----------    -----------
       Total Liabilities and Shareholders' Equity ..................    $3,097,459    $ 3,140,202
                                                                       ===========    ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              2005          2004
                                                                           -----------  -----------

CASH AND CASH EQUIVALENTS AT JANUARY 1 ..................................   $ 256,626    $ 228,161


CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ..............................................................      10,572       11,199
     Adjustments to reconcile net income to net cash flows from operating activities:
        Loss from discontinued operations ...............................         146          262
        Depreciation expense ............................................      12,545       12,175
        Amortization expense ............................................       1,152        1,422

        Change in working capital, net of acquisitions:
            Receivables .................................................      (6,302)      (5,822)
            Inventories and other current assets ........................     (84,346)     (62,308)
            Accounts payable ............................................      14,548        7,490
            Deferred revenues ...........................................      52,323       41,443
            Accrued liabilities .........................................     (25,241)       3,027
            Decrease in tax accounts:
                Deferred income taxes ...................................       4,391        5,815
                Resolution of income tax audits .........................    (130,568)           -
        Other, net ......................................................       3,238        1,514
                                                                            ---------    ---------
NET CASH (USED FOR) PROVIDED FROM OPERATING ACTIVITIES ..................    (147,542)      16,217
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ................................................     (12,283)     (12,520)
      Sale of equipment and other assets ................................         393          488
      Business acquisitions, net of cash acquired .......................      (5,662)      (4,197)
      Notes receivable, financial investments and securities ............     (10,790)       3,696
                                                                            ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES ..................................     (28,342)     (12,533)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (payments) of debt .................................      72,282       (9,962)
      Purchase of ServiceMaster stock ...................................     (15,401)     (39,831)
      Shareholders' dividends ...........................................     (31,980)     (30,792)
      Other, net ........................................................       8,652       (2,646)
                                                                            ---------    ---------
NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES ..................      33,553      (83,231)
                                                                            ---------    ---------

NET CASH PROVIDED FROM (USED FOR) DISCONTINUED OPERATIONS ...............         241       (2,042)
                                                                            ---------    ---------

CASH DECREASE DURING THE PERIOD .........................................    (142,090)     (81,589)
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS AT MARCH 31 ...................................     114,536    $ 146,572
                                                                            =========    =========








            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: The condensed consolidated financial statements include the accounts of ServiceMaster and its subsidiaries, collectively referred to as the "Company". Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2: The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders incorporated in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004 (2004 Annual Report). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

NOTE 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to heating, ventilation and air conditioning (HVAC), and electrical are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems as well as home warranty services frequently are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Franchised revenue (which in the aggregate represents less than four percent of consolidated revenue) consists principally of monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Due to the seasonality of the TruGreen and Terminix operations, franchise fee profits comprised 23 percent and 18 percent of consolidated operating income before headquarter overheads for the three-month periods ended March 31, 2005 and 2004, respectively, a much higher percentage than is expected for subsequent quarters and the year as a whole. The portion of total franchise fee income related to initial fees received from the sale of a franchise were immaterial to the Company's consolidated financial statements for all periods.

The Company had $496 million and $443 million of deferred revenue at March 31, 2005 and December 31, 2004, respectively, which consist primarily of upfront payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs occur, such as when the services are performed or claims are incurred.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen ChemLawn has significant seasonality in its business. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October. This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. TruGreen ChemLawn also defers, on an interim basis, pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These costs are deferred and recognized approximately in proportion to revenue over the balance of the year, and are not deferred beyond the calendar year-end.

The cost of direct-response advertising at Terminix is capitalized and amortized over its expected period of future benefits. This direct-response advertising consists primarily of direct-mail promotions, for which the cost is capitalized and amortized over the one-year customer contract life.

The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ materially from the actual results. Disclosures in the 2004 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgments. The areas discussed included the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranty claims, the possible outcome of outstanding litigation, income tax liabilities and deferred tax accounts; useful lives for depreciation and amortization expense, and the valuation of tangible and intangible assets. In 2005, there have been no changes in these significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

NOTE 4: The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company has self-insured retention limits and insured layers of excess insurance coverage above those limits. Accruals for self-insurance losses and warranty claims in the American Home Shield business are made based on the Company's claims experience and actuarial projections. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period identified.

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

The goodwill and intangible assets that were added in the first quarter this year relate to tuck-in acquisitions completed by Terminix and TruGreen ChemLawn.

The table below summarizes the goodwill and intangible asset activity and balances:


(In thousands)                    As of                                            As of
                                Dec. 31,                                         Mar. 31,
                                  2004           Additions        Amort.           2005
                               -------------    -------------    -----------    -------------
Goodwill(1)                     $1,568,044           $7,637           $  -       $1,575,681
Trade names(1)                     204,793                -              -          204,793

Other intangible assets             45,788              737              -           46,525
Accumulated amortization(2)       (29,801)                -        (1,152)         (30,953)
                               -------------    -------------    -----------    -------------
Net other intangibles               15,987              737        (1,152)           15,572
                               -------------    -------------    -----------    -------------
Total                           $1,788,824           $8,374       $(1,152)       $1,796,046
                               =============    =============    ===========    =============

(1) Not subject to amortization.
(2) Annual amortization expense of approximately $7 million in 2005 is expected to decline over the next five years.

The table below presents, by segment, the goodwill that is not subject to amortization:

   (In thousands)                  Mar. 31,           Dec. 31,
                                     2005               2004
                                  -------------     --------------
   TruGreen                          $686,829           $681,954
   Terminix                           646,355            643,567
   American Home Shield                72,085             72,085
   ARS/AMS                             56,171             56,171
   Other Operations                   114,241            114,267
                                  -------------     --------------
   Total                           $1,575,681         $1,568,044
                                  =============     ==============


NOTE 6: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the exercise price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible debentures is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the debentures. Shares potentially issuable under convertible securities have not been considered outstanding for the three months ended March 31, 2005 and 2004, respectively, as their inclusion results in a less dilutive computation. Had the inclusion of convertible securities not resulted in a less dilutive computation for the three months ended March 31, 2005 and 2004, incremental shares attributable to the assumed conversion of the debentures would have increased shares outstanding by
8.0 million shares for both periods and the after-tax interest expense related to the convertible debentures that would have been added to net income in the numerator would have been $1.2 million for both periods.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.


(In thousands, except per share data)                   Three Months                           Three Months
                                                    Ended March 31, 2005                   Ended March 31, 2004
                                                --------------------------------       ---------------------------------

CONTINUING OPERATIONS:                           Income       Shares      EPS           Income      Shares       EPS
----------------------                          ----------   ---------  --------       ----------  ---------  ----------
 Basic earnings per share                         $10,718     291,117    $0.04           $11,461    291,799     $0.04
                                                                        ========                              ==========
 Effect of dilutive securities, net of tax:
  Options                                                       5,963                                 4,236
                                                ----------   ---------                 ----------  ---------

 Diluted earnings per share                       $10,718     297,080    $0.04          $11,461     296,035    $0.04
                                                ==========   =========  ========       ==========  =========  ==========


NOTE 7: Beginning in 2003, the Company has been accounting for employee stock options in accordance with SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 requires that stock option and share grant awards be recorded at fair value and that this value be recognized as compensation expense over the vesting period of the award. SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", provided alternative methods of transitioning to the fair-value based method of accounting for employee stock options as compensation expense. The Company is using the "prospective method" of SFAS 148 and is expensing the fair-value of new employee option grants awarded in 2003 and later.

Employee option grants awarded prior to 2003 continue to be accounted for under the intrinsic method of Accounting Principles Board Opinion No. 25, as permitted under GAAP. Compensation expense relating to the unvested portion of these awards would have resulted in proforma reported net income and net earnings per share as follows:

                                                     Three Months Ended
                                                          March 31,
(In thousands, except per share data)              2005               2004
                                              --------------------------------


Net income as reported                            $10,572            $11,199

Add back:  Stock-based compensation
  expense included in reported net income,
  net of related tax effects                          466                249

Deduct:  Stock-based compensation
 expense determined under fair-value method,
  net of related tax effects                       (1,606)            (1,424)
                                              ---------------    ---------------
Proforma net income                                $9,432            $10,024
                                              ===============    ===============


Basic Earnings Per Share:
  As reported                                       $0.04              $0.04

  Proforma                                          $0.03              $0.03

Diluted Earnings Per Share:
  As reported                                       $0.04              $0.04

  Proforma                                          $0.03              $0.03

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement replaces SFAS 123, "Accounting for Stock-Based
Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Statement requires that compensation expense be recorded for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the effective date of this Statement. The provisions of this Statement become effective beginning with the Company's first quarter 2006 Consolidated Financial Statements. The Company currently estimates that the adoption of this Statement would reduce annual earnings per share by approximately $.01 to $.02. This Statement permits the restatement of periods prior to its adoption. Upon adopting this Statement, the Company expects to restate prior periods as if the Statement were in effect for all periods.

NOTE 8: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 is presented in the following table:


                                                 (IN THOUSANDS)
                                              2005             2004
                                         -----------     ------------
CASH PAID FOR OR (RECEIVED FROM):
Interest expense.......................  $    22,409     $    23,165
Interest and investment income.........  $    (7,402)    $    (4,836)
Income taxes...........................  $   132,947     $     2,552

The increase in cash received from interest and investment income reflects a higher level of gains realized on the investment portfolio at American Home Shield. Cash paid for income taxes increased in 2005 as a result of the payment in the first quarter this year of $131 million of taxes and interest to the IRS and various states pursuant to the comprehensive agreement with the IRS regarding its examination of the Company's federal income taxes through the year 2002.

NOTE 9: Total comprehensive income was $9 million and $11 million for the three months ended March 31, 2005 and 2004, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

NOTE 10: The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen ChemLawn and Terminix to a wholly owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the three months ended March 31, 2005 and 2004, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an additional funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

NOTE 11: Total debt was $876 million at March 31, 2005, approximately $71 million above the level at December 31, 2004, reflecting borrowings under the Company's revolving credit facility primarily to fund tax payments made pursuant to the resolution reached in January of the prior year audits. Approximately 50 percent of the Company's debt matures beyond five years and 40 percent beyond fifteen years. In April 2005, approximately $137 million of the Company's public debt matured. The Company funded this debt payment with long-term financing under revolving credit facilities.

NOTE 12: In the past several years, the Company has sold or exited various operations of the Company. The results of these business units have been reclassified as "Discontinued Operations" in the accompanying financial statements. The following table summarizes the activity during the three months ended March 31, 2005 for the remaining liabilities from the discontinued operations. The Company continues to believe that the remaining reserves are adequate and reasonable.

 (IN THOUSANDS)                 Balance at          Cash          Balance at
                               December 31,       Payments         Mar. 31,
                                   2004           or Other           2005
                              ---------------    -----------     --------------
 Remaining liabilities from
   discontinued operations       $30,593           $2,499           $28,094


NOTE 13: In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In the second quarter of 2005, the IRS commenced the audits of the Company's 2003, 2004, and 2005 fiscal years. As with any review of this nature, the outcome of the IRS examination is not known at this time.

NOTE 14: The business of the Company is conducted through five operating segments: TruGreen, Terminix, American Home Shield, ARS/AMS and Other Operations. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The ARS/AMS segment provides HVAC, plumbing and electrical installation and repair services provided under the ARS Service Express, American Mechanical Services and Rescue Rooter brand names. The Other Operations segment includes the franchise and company-owned operations of ServiceMaster Clean, Furniture Medic and Merry Maids, which provide disaster restoration, cleaning, furniture repair and maid services. The segment also includes the Company's headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. Segment information is presented in the following table.

(IN THOUSANDS)                           Three Months        Three Months
                                        Ended Mar. 31,      Ended Mar. 31,
                                             2005                 2004
--------------------------------------------------------------------------
Operating Revenue:
  TruGreen                                   $222,982            $224,659
  Terminix                                    247,745             236,796
  American Home Shield                        111,010             102,797
  ARS/AMS                                     158,549             153,984
  Other Operations                             42,023              38,655
--------------------------------------------------------------------------
Total Operating Revenue                      $782,309            $756,891
==========================================================================

Operating Income:
  TruGreen                                   $(7,608)            $(2,898)
  Terminix                                     30,765              36,254
  American Home Shield                         14,273              10,116
  ARS/AMS                                     (3,505)             (3,648)
  Other Operations                            (8,075)             (8,721)
--------------------------------------------------------------------------
Total Operating Income                        $25,850             $31,103
==========================================================================


(IN THOUSANDS)                                         As of                        As of
                                                    Mar. 31, 2005              Dec. 31, 2004
----------------------------------------------------------------------------------------------
Identifiable Assets:
  TruGreen                                              $1,073,534                   $957,683
  Terminix                                                 855,468                    843,272
  American Home Shield                                     466,098                    474,326
  ARS/AMS                                                  191,463                    191,618
  Other Operations                                         510,896                    673,303
----------------------------------------------------------------------------------------------
Total Identifiable Assets                               $3,097,459                 $3,140,202
==============================================================================================

(IN THOUSANDS)                                       As of                    As of
                                                 Mar. 31, 2005            Mar. 31, 2004
----------------------------------------------------------------------------------------------
Capital Employed: (1)
  TruGreen                                                $862,573                   $850,163
  Terminix                                                 626,962                    598,445
  American Home Shield                                     167,813                    135,435
  ARS/AMS                                                   90,871                     94,805
  Other Operations                                         196,078                      6,717
----------------------------------------------------------------------------------------------
Total Capital Employed                                  $1,944,297                 $1,685,565
==============================================================================================


(1) Capital employed is a non-U.S. GAAP measure that is defined as the segment's total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company's business segments.

The combined franchise operations of ServiceMaster Clean and Merry Maids comprised approximately five percent of the consolidated revenue for the three months ended March 31, 2005 and 2004. Due to the seasonality of the TruGreen and Terminix operations, these operations comprised approximately 24 percent and 21 percent of the consolidated operating income before headquarter overheads for the three months ended March 31, 2005 and 2004, respectively, a much higher percentage than is expected for subsequent quarters and the year as a whole.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

ServiceMaster (the "Company") reported first quarter 2005 revenue of $782 million, a three percent increase compared to 2004. First quarter 2005 diluted earnings per share were $.04, consistent with 2004. Operating income for the first quarter was $26 million compared to $31 million in 2004. The Company is committed to consistent, sustainable revenue growth and, as previously disclosed, made incremental off-season investments in the first quarter that should help it continue to achieve that objective in subsequent periods of the year. The current quarter results include incremental investments in salespeople and marketing programs, primarily at Terminix and American Home Shield. The first quarter results were unfavorably impacted by later winter weather conditions than last year, which resulted in delayed production of available lawn care service applications at TruGreen ChemLawn and reduced termite swarm activity at Terminix.

The Company has re-affirmed its outlook for the year and expects revenue growth to be in the mid- to high-single digit range and that earnings per share will grow somewhat faster than revenues. Earnings per share growth is anticipated at a higher rate than revenue growth due to the Company's ability to leverage its cost base on the incremental volume. The Company continues to remain focused on revenue growth, increased customer retention, and improved price realization. Throughout 2005, the Company expects to continue to overcome certain external factors that it does not directly control (e.g., rapidly rising fuel and health insurance costs and unfavorable weather). As demonstrated in 2004, the Company believes these challenges can be mitigated and in some cases used to its competitive advantage through a combination of focused cost controls, strategic initiatives, improved customer retention, and effective execution by field employees. In addition, the Company expects net cash provided from operating activities for 2005 to continue to exceed net income similar to prior years. However, the rate of growth in cash flows is expected to temporarily subside in 2005 primarily due to the previously disclosed and non-recurring payments to the Internal Revenue Service and a higher level of incentive payments made in 2005 than in 2004.

Cost of services rendered and products sold increased two percent for the first quarter and decreased as a percentage of revenue to 71.1 percent in 2005 from
72.0 percent in 2004. This decrease reflects a change in the mix of business as Terminix and American Home Shield increased in size in relationship to the overall business of the Company. These businesses generally operate at higher gross margin levels than the rest of the business, but also incur relatively higher selling and administrative expenses. Selling and administrative expenses increased 11 percent for the quarter. As a percentage of revenue, these costs increased to 25.4 percent for the quarter in 2005 from 23.7 percent in 2004. The increase in selling and administrative expenses reflects investments associated with an increase in the size of the sales forces and expanded marketing efforts primarily at Terminix and American Home Shield and other strategic initiatives which are expected to benefit future periods, as well as the change in business mix described above.

The first quarter was impacted by two significant cost factors. The Company annually consumes over 36 million gallons of fuel, and hedges two-thirds of the estimated usage every year. The significant increase in fuel costs, net of the impact of the hedge, have adversely impacted first quarter results by approximately a half cent per share. The Company is currently piloting routing and scheduling software and GPS technologies which, among other benefits, would tighten routes and reduce drive time and fuel consumption in future years. On the positive side, a cost that has been trending favorably relates to insurance claims. The Company is beginning to experience tangible results from its efforts to reduce safety related costs, which include workers compensation, auto and general liability claims. Such costs total over $120 million annually, and had been increasing at double-digit rates. The Company believes it is succeeding in its efforts to create a safety culture throughout the enterprise, and is experiencing a sharp decline in both the number and the severity of incidents. In total, first quarter costs were relatively flat.

Net non-operating expenses for the quarter were $8 million compared with $12 million in the prior year. A modest increase in interest expense due to higher interest rates and debt balances was more than offset by a $5 million increase in income experienced on the American Home Shield investment portfolio. This increase included a $2.5 million favorable correction in the accounting for a specific investment at American Home Shield. It is important to note that investment gains are an integral part of the business model at American Home Shield, and there will always be some market-based variability in the amount of gains realized from quarter to quarter.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.


                                                                  KEY PERFORMANCE INDICATORS
                                                                       As of March 31,

                                                               2005                        2004
                                                         -----------------           -----------------
         TRUGREEN  CHEMLAWN-
            Growth in Full Program Contracts                    6% (a)                      2%
            Customer Retention Rate                          65.5% (a)                   63.6%

         TERMINIX -
            Growth in Pest Control Customers                    6%                          4%
            Pest Control Customer Retention Rate             77.2%                       77.6%

            Growth in Termite Customers                         0%                         -2%
            Termite Customer Retention Rate                  87.8%                       88.2%

         AMERICAN HOME SHIELD -
            Growth in Warranty Contracts                        5%                          6%
            Customer Retention Rate                          55.7%                       54.7%

(a) Customer count growth in 2005, excluding the impact of the Canadian acquisition completed in April 2004, was approximately two percent. The customer retention rate improvement in 2005, excluding the impact of the Canadian acquisition added to the customer base, was approximately 90 basis points.

SEGMENT REVIEW

The TruGreen segment includes lawn care services performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. The TruGreen segment reported first quarter revenue of $223 million, one percent below the prior year. The segment reported an operating loss for the quarter of ($8) million compared to ($3) million in 2004.

Revenue in the lawn care operations decreased two percent to $123 million from $125 million in 2004. The decrease in revenue reflects the impact of less favorable weather conditions, primarily in six operating regions in the northeast and midwest, which delayed TruGreen ChemLawn's ability to begin servicing residential contracts that had already been sold. On average, production in these regions was more than five days below both last year and six year historical averages, resulting in delayed revenues of over $9 million. The Company expects that this revenue will be recovered over the second and third quarters, with only modest incremental costs. Customer counts, excluding the impact of the Canadian acquisition, increased two percent reflecting continued improved customer retention, partially offset by a modest decline in new sales. Expansion of the Company's neighborhood selling campaign and direct mail efforts have helped substantially offset an anticipated decrease in telemarketing sales, which resulted from growth in the number of households signed up to the National Do Not Call Registry. Overall, the Company's neighborhood selling efforts are over three times as extensive as its initial efforts last year, and now involve over three quarters of its branches. Total sales from this new channel have tripled during the first quarter, consistent with the Company's expectations. As the Company continues to develop these alternative sales and marketing channels, the timing of customer sales will trend more heavily toward the earlier part of the second quarter, versus the first quarter where telemarketing has historically been more heavily concentrated. The migration away from the telemarketing channel continues consistent with the Company's expectations and, for the year, telemarketing is expected to comprise less than 50 percent of total sales compared to over 90 percent three years ago. Operating results for the quarter were approximately $9 million below prior year levels, reflecting the impact of the weather-related delays in production as well as the first time inclusion of $3 million of seasonal losses in the Canadian operations that were acquired in April 2004.

First quarter revenue in the landscape maintenance operations was $100 million, comparable to 2004, as continued solid growth in enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching etc.) and a modest increase in base contract maintenance revenue, was partially offset by branch consolidations and closures that were completed in early 2004. Excluding the impact of branch consolidations and closures, revenue increased three percent for the quarter. Customer retention decreased slightly from last year's level, and continues to be an area requiring improvement. Management is placing strong focus on better communications and service-level consistency at each branches' top 25 customer locations. These operations achieved a $5 million reduction in operating losses for the quarter compared to prior year levels. The improvement reflected higher volume and gross margins, as well as a favorable $2 million impact from branches closed in 2004.

Capital employed in the TruGreen segment increased one percent primarily reflecting the impact of the 2004 Canadian acquisition, offset in part by improved working capital management. Capital employed is a non-U.S. GAAP measure that is defined as the segment's total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company's business segments.

The Terminix segment, which includes termite and pest control services, reported a five percent increase in first quarter revenue to $248 million, compared to $237 million in 2004. Operating income decreased 15 percent to $31 million compared to $36 million in 2004. Revenues from sales of initial termite treatments, ("termite completions") increased modestly, reflecting a strong, nine percent increase in renewable unit sales, offset by a shift in mix to lower priced services. The unit sales growth was supported by the expanded sales force; partially offset by reduced termite swarm activity from cooler seasonal temperatures. In March, the Company introduced a new bait option which utilizes an active ingredient from day one and provides meaningful cost and marketing advantages. Since introduction, the Company has seen bait sales as a percentage of total sales rebound back toward prior year levels. Termite renewal revenue increased modestly, reflecting improved pricing, partially offset by a slight decrease in customer retention. Management has taken actions to address the decline in retention through improving customer communication and problem resolution. Total termite customer counts remained relatively flat, reflecting the growth in unit sales, offset by the decline in the rate of retention. Pest control operations experienced solid growth in customers, reflecting a 15 percent increase in unit sales, partially offset by a decline in customer retention. The overall operating income comparisons for the segment were unfavorably impacted by incremental investments which included a 15 percent increase in the sales force headcount and costs to re-organize the field operations. The Company also recorded a $3 million unfavorable correction of reserve levels relating to prior year termite damage claims. Capital employed in the Terminix segment increased five percent, reflecting the impact of acquisitions.

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported an eight percent increase in revenue to $111 million from $103 million in 2004 and operating income of $14 million compared to $10 million in 2004. New warranty contracts written increased seven percent, a sharp rebound from fourth quarter 2004 levels. Renewal sales, which are American Home Shield's largest source of revenue, experienced strong growth, reflecting a larger base of renewable customers and an overall improved customer retention rate. The improvement in retention reflects a favorable mix in customers renewing as well as a reduced level of non-renewed contracts due to mortgage refinancings in the consumer sales channel. Real estate sales, which are American Home Shield's second largest channel, were comparable to 2004 levels. Consumer sales, which are the smallest but fastest growing channel, experienced double-digit growth, reflecting an increased level of targeted direct mail solicitations. The substantial increase in operating income resulted from continued favorable trending in costs per claim coupled with a slightly lower incident rate of claims. The Company continued to experience very strong control over costs per claim, which were down four percent (or $2.3 million) in comparison to 2004 levels, and represented a compound rate of increase over the past three years of under one percent. Mild weather also resulted in a three percent decrease in the claim incidence rate during the quarter, favorably impacting profits by approximately $1.7 million. Partially offsetting these factors were continuing investments to increase market penetration and customer retention. Capital employed increased 24 percent reflecting volume growth in the business resulting in a higher level of cash and marketable securities balances. The calculation of capital employed for the American Home Shield segment includes approximately $249 million and $212 million of cash, cash equivalents and marketable securities at March 31, 2005 and 2004, respectively.

The ARS/AMS segment provides direct HVAC, plumbing and electrical installation and repair services under the brand names of ARS Service Express and Rescue Rooter (collectively "ARS Service Express"), as well as American Mechanical Services (AMS) for large commercial accounts. Revenue for the first quarter increased three percent to $159 million in 2005 from $154 million in 2004. This segment's seasonal operating loss of ($4) million was comparable to 2004. The revenue increase resulted from continued strong increases in commercial installation revenue in the AMS operations and modest growth in residential construction revenue. These increases were partially offset by declines in plumbing and HVAC service revenue. Plumbing revenue decreased in the quarter as continued declines in retail service calls more than offset increases from sewer line repairs and light commercial services. Moderate winter weather adversely impacted the HVAC operations, which experienced a decline in service revenue. The segment achieved good growth in HVAC replacement sales revenue supported by the Company's retail outlet initiative and its efforts to increase the sales mix of higher priced and more energy efficient units. The segment's first quarter operating loss in 2005 was comparable to 2004 as increased profits on commercial projects were offset by the impact of volume decline in the plumbing and HVAC service lines. Capital employed in this segment decreased four percent.

The Other Operations segment includes the Company's ServiceMaster Clean and Merry Maids operations as well as its headquarters functions. Revenue in this segment increased nine percent to $42 million compared to $39 million in 2004. On a combined basis, the ServiceMaster Clean and Merry Maids franchise operations reported revenue growth of nine percent and a strong increase in operating income. ServiceMaster Clean experienced strong growth in disaster restoration services and continued good momentum in new franchise sales. Merry Maids continued to experience very strong internal revenue growth in both the branch and franchise operations. The segment as a whole reported a smaller first quarter operating loss in 2005, reflecting an increase in profits from the combined franchise operations and lower insurance costs at the headquarters level, offset in part by increases in certain strategic investments. Capital employed in this segment increased primarily reflecting the deferred tax assets recorded in the fourth quarter of 2004 at the conclusion of the IRS reviews of the Company's federal income taxes through the year 2002.

FINANCIAL POSITION AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used for operating activities was $148 million in the first quarter, compared to $16 million provided from operating activities in the prior year. The decrease reflects $131 million in tax payments resulting from the previously disclosed agreement with the IRS. The Company anticipates that, pursuant to the agreement, this payment will be partially offset in the second half of 2005 by an approximate $45 million reduction in estimated tax payments that would otherwise have been paid in that period. First quarter cash flows also include the impact of increased incentive payments made early in the year relating to 2004 performance.

Full year cash provided from operating activities is expected to remain strong, reflecting a solid earnings base, businesses that need relatively little working capital to fund growth in their operations, and significant annual deferred taxes. However, the first quarter cash flows generally reflect seasonal investments and working capital usage as many of the Company's businesses prepare for the peak summer and fall production season.

The significant annual cash tax benefit primarily represents a large base of amortizable intangible assets which exist for income tax reporting purposes, but not for book purposes. A significant portion of these assets arose in connection with the Company's 1997 conversion from a limited partnership to a corporation. The amortization of the tax basis will result in approximately $57 million of average annual cash tax benefits through 2012 for which no corresponding income statement benefit is recorded.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In the second quarter of 2005, the IRS commenced the audits of the Company's 2003, 2004, and 2005 fiscal years. As with any review of this nature, the outcome of the IRS examination is not known at this time.

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, which include recurring capital needs and information technology projects, were comparable to prior year levels. The Company anticipates approximately $50 million of capital expenditures in 2005, reflecting investments in information systems and productivity enhancing operating systems. The Company has no material capital commitments at this time.

Tuck-in acquisitions in the first quarter of 2005 totaled $8 million, comparable to prior year levels. Consideration consisted of cash payments, seller financed notes and Company stock. In 2005, the Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen ChemLawn, with overall acquisitions slightly higher than the 2004 level.

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders totaled $32 million or $.11 per share for the three months ended March 31, 2005. In May 2005, the Company announced the declaration of a cash dividend of $.11 per share payable on May 31, 2005 to shareholders of record on May 16, 2005. The timing and amount of future dividend increases are at the discretion of the Board of Directors and will depend on, among other things, the Company's capital structure objectives and cash requirements.

In July 2000, the Board of Directors authorized $350 million for share repurchases. The Company completed approximately $16 million in share repurchases in the first three months of 2005 at an average price of $13.64 per share. There remains approximately $65 million available for repurchases under the July 2000 authorization. The Company anticipates continuing its share repurchase program in 2005 at a similar level to 2004. The actual level of future share repurchases will depend on various factors such as the Company's commitment to maintain investment grade credit rating and other strategic investment opportunities.

LIQUIDITY
Cash and short and long-term marketable securities totaled approximately $359 million at March 31, 2005, compared with $496 million at December 31, 2004. Approximately $300 million of the 2005 amount is effectively required to support regulatory requirements at American Home Shield and for other purposes. Total debt was $876 million at March 31, 2005, approximately $71 million higher than the amount at December 31, 2004.

Approximately 50 percent of the Company's debt matures beyond five years and 40 percent beyond fifteen years. In April 2005, $137 million of the Company's public debt matured. The Company funded this debt payment with long-term financing under the existing revolving credit facilities.

Management believes that funds generated from operating activities and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company. The Company maintains a five-year revolving credit facility of $500 million. In May 2005, this agreement was amended to extend the maturity date to May 2010. As of March 31, 2005, the Company had issued approximately $140 million of letters of credit under this facility, had outstanding borrowings of $80 million, and had unused commitments of approximately $280 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. During the three month period ended March 31, 2005, there were no receivables sold to third parties under this agreement.

There have been no material changes in the Company's financing agreements since December 31, 2004. As described in the Company's 2004 Annual Report, the Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and an interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's dividend and share repurchase plans in the near future. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At March 31, 2005, the Company was in compliance with the covenants related to these debt agreements and, based on its operating outlook for the remainder of 2005, expects to be able to maintain compliance in the future. The Company does not have any debt agreements that contain put rights or provide for acceleration of maturity as a result of a change in credit rating.

The Company maintains lease facilities with banks totaling $68 million which provide for the acquisition and development of branch properties to be leased by the Company. At March 31, 2005, there was approximately $68 million funded under these facilities. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of March 31, 2005 and December 31, 2004. The balance of the funded amount has been treated as operating leases. Approximately $15 million of the available facility expires in January 2008 and the remaining $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At March 31, 2005, the Company's residual value guarantee related to the leased assets totaled $56 million for which the Company has recorded the estimated fair value of this guarantee (approximately $1.1 million) in the Consolidated Statements of Financial Position.

The majority of the Company's fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At March 31, 2005, there was approximately $256 million of residual value relating to the Company's fleet and equipment leases. The fair value guarantee of the assets under the leases is expected to fully mitigate the Company's obligations under the agreements. The fair value of this guarantee is not material to the Company's consolidated financial statements.

The Company's 2004 Annual Report included disclosure of the Company's contractual obligations and commitments as of December 31, 2004. The Company continues to make the contractually required payments and therefore, the 2005 obligations and commitments as listed in the December 31, 2004 Annual Report have been reduced by the required payments. In the first quarter of 2005, the Company signed a product supply agreement with minimum purchases of $17 million over the next 18 months.

FINANCIAL POSITION - CONTINUING OPERATIONS
Receivables and inventories increased from year-end levels, reflecting general business growth and increased seasonal activity.

Prepaid expenses and other assets increased from year-end primarily reflecting preseason advertising costs at TruGreen ChemLawn and Terminix as well as annual repairs and maintenance procedures that are performed in the first quarter at TruGreen ChemLawn. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end. Deferred customer acquisition costs increased reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through
October. These direct and incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the calendar year-end. The Company capitalizes sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale.

Property and equipment was comparable to year-end levels. The Company does not have any material capital commitments at this time.

Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments received in the first quarter (pre-season) at TruGreen ChemLawn. Payroll and related expenses have decreased from year-end levels reflecting payments related to 2004 performance that had been accrued at year-end. The decrease in income taxes payable from year-end levels reflects the February 2005 federal tax payment related to the IRS agreement.

The Company has minority investors in Terminix. This minority ownership reflects an interest issued to Allied Bruce Terminix Companies in connection with the acquisition of its business in 2001. This equity security is convertible into eight million ServiceMaster common shares. The ServiceMaster shares are considered in the shares used for the calculation of diluted earnings per share.

Total shareholders' equity was $969 million at March 31, 2005 and $992 million at December 31, 2004. The decrease reflects operating profits in the business offset by cash dividend payments and share repurchases.

FINANCIAL POSITION - DISCONTINUED OPERATIONS
The assets and liabilities related to discontinued businesses have been classified in separate captions on the Consolidated Statements of Financial Position. Assets from the discontinued operations have declined from year-end levels representing collections on receivables. The remaining liabilities primarily represent obligations related to long-term self-insurance claims and certain contractual obligations related to international pest control operations.




FORWARD-LOOKING STATEMENTS
THE COMPANY'S FORM 10-Q FILING CONTAINS OR INCORPORATES BY REFERENCE STATEMENTS CONCERNING FUTURE RESULTS AND OTHER MATTERS THAT MAY BE DEEMED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY INTENDS THAT THESE FORWARD-LOOKING STATEMENTS, WHICH LOOK FORWARD IN TIME AND INCLUDE EVERYTHING OTHER THAN
HISTORICAL INFORMATION, BE SUBJECT TO THE SAFE HARBORS CREATED BY SUCH LEGISLATION. THE COMPANY NOTES THAT THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD AFFECT ITS RESULTS OF OPERATIONS, FINANCIAL CONDITION OR CASH FLOWS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN A FORWARD-LOOKING STATEMENT INCLUDE THE FOLLOWING (AMONG OTHERS): WEATHER CONDITIONS THAT AFFECT THE DEMAND FOR THE COMPANY'S SERVICES; CHANGES IN COMPETITION IN THE MARKETS SERVED BY THE COMPANY; LABOR SHORTAGES OR INCREASES IN WAGE RATES; UNEXPECTED INCREASES IN OPERATING COSTS, SUCH AS HIGHER INSURANCE PREMIUMS, SELF INSURANCE AND HEALTH CARE CLAIM COSTS; HIGHER FUEL PRICES; CHANGES IN THE TYPES OR MIX OF THE COMPANY'S SERVICE OFFERINGS OR PRODUCTS; INCREASED GOVERNMENTAL REGULATION, INCLUDING TELEMARKETING; GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES, ESPECIALLY AS THEY MAY AFFECT HOME SALES OR CONSUMER SPENDING LEVELS; AND OTHER FACTORS DESCRIBED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88% on the notional amount. The impact of these swap transactions was to convert $165 million of the Company's debt from a fixed rate of 7.88% to a variable rate based on LIBOR (7.0% average rate during the first quarter).

The Company generally maintains the majority of its debt at fixed rates. After the effect of the interest swap agreements, approximately 71 percent of total debt at March 31, 2005 was at a fixed rate. With respect to other obligations, the payments on the approximately $68 million of funding outstanding under the Company's real estate operating lease facilities as well as its fleet and equipment operating leases (approximately $256 million in residual value) are tied to floating interest rates. The Company's exposure to interest expense based on floating rates is partially offset by floating rate investment income earned on cash and marketable securities. The Company believes its overall exposure to interest rate fluctuations is not material to its overall results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company's credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at March 31, 2005, a one rating category improvement in the Company's credit ratings would reduce pre-tax annual expense by approximately $0.7 million. A one rating category reduction in the Company's credit ratings would increase pre-tax expense on an annualized basis by approximately $0.9 million.

The following table summarizes information about the Company's fixed rate debt as of December 31, 2004, including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company's fixed rate debt was approximately $673 million at December 31, 2004.

                              Expected Maturity Date
                       -------------------------------------
                                                             There-
   (In millions)       2005   2006    2007    2008   2009    after    Total
  ---------------------------------------------------------------------------
  Fixed rate debt      $160   $13     $62     $10     $21    $359     $625
  Avg. rate            8.0%   6.4%    7.0%    5.8%   7.9%    7.5%     7.5%
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

PART II. OTHER INFORMATION

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES:

In July 2000, the Board of Directors authorized $350 million for share repurchases. The following table summarizes the Company's common stock share repurchases for the three months ended March 31, 2005 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as the Company's commitment to maintain investment grade credit ratings and other strategic investment opportunities.



                                                                                    Total               Approximate
                                                                                   Number              Dollar Value
                                                                                  of Shares           of Shares that
                                                                                Purchased as            May Yet be
                                        Total Number       Average Price      Part of Publicly           Purchased
                                          of Shares          Paid per             Announced              Under the
                                          Purchased            Share                Plan                   Plan
---------------------------------------------------------------------------------------------------------------------
January 1, 2005 through
  January 31, 2005                              -                $ -                      -            $81,000,000

February 1, 2005 through
  February 28, 2005                        50,000             $13.37                 50,000            $81,000,000

March 1, 2005 through
  March 31, 2005                        1,141,575             $13.65              1,141,575            $65,000,000

                                ------------------------------------------------------------
Total                                   1,191,575             $13.64              1,191,575
                                ============================================================



ITEM 6: EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBIT

3(i)           Amended   and   Restated    Certificate   of   Incorporation   of
               ServiceMaster, amended as of May 9, 2005, is incorporated by reference to Exhibit 3(i) to ServiceMaster's Current Report on Form 8-K dated May 9, 2005

3(ii)          Bylaws  of  ServiceMaster,   amended  as  of  May  9,  2005,  are
               incorporated by reference to Exhibit 3(ii) to ServiceMaster's Current Report on Form 8-K dated May 9, 2005

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

Date:  May 10, 2005


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:  /S/ ERNEST J. MROZEK
                               ----------------------------

                          Ernest J. Mrozek
                          President and Chief Financial Officer