Form 10-Q
period 2005-06-30
SERVICEMASTER CO
filed 2005-08-09
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         -------
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 291,856,000 shares of common stock on August 3, 2005.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             No.

THE SERVICEMASTER COMPANY (Registrant) -

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three
   and six months ended June 30, 2005 and June 30, 2004                        3

Condensed Consolidated Statements of Financial Position
   as of June 30, 2005 and December 31, 2004                                   4

Condensed Consolidated Statements of Cash Flows for the six months
   ended June 30, 2005 and June 30, 2004                                       5

Notes to Condensed Consolidated Financial Statements                           6

Item 2: Management Discussion and Analysis of Financial
    Condition and Results of Operations                                       13

Item 3:  Quantitative and Qualitative Disclosures About
    Market Risk                                                               22

Item 4: Controls and Procedures                                               23


PART II.  OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          24

Item 4:  Submission of Matters to a Vote of Security Holders                  24

Item 6:  Exhibits                                                             25

Signature                                                                     26


                          PART I. FINANCIAL INFORMATION
                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                             2005           2004           2005           2004
                                                         ------------   -----------    ------------  -----------
OPERATING REVENUE ....................................   $ 1,174,112    $ 1,088,716    $ 1,956,421    $ 1,845,607

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold ..........       745,384        697,706      1,301,707      1,242,762
Selling and administrative expenses ..................       282,504        260,128        481,488        439,438
Amortization expense .................................         1,331          1,511          2,483          2,933
                                                         -----------    -----------    -----------    -----------
Total operating costs and expenses ...................     1,029,219        959,345      1,785,678      1,685,133
                                                         -----------    -----------    -----------    -----------

OPERATING INCOME .....................................       144,893        129,371        170,743        160,474

NON-OPERATING EXPENSE (INCOME):
Interest expense .....................................        14,401         15,007         29,980         29,938
Interest and investment income .......................        (3,226)        (3,036)       (12,600)        (7,606)
Minority interest and other expense, net .............         2,047          2,086          4,093          4,132
                                                         -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES ..................................       131,671        115,314        149,270        134,010
Provision for income taxes............................        51,486         44,626         58,367         51,861
                                                         -----------    -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS ....................        80,185         70,688         90,903         82,149

Loss from discontinued operations, net of income taxes          (384)          (292)          (530)          (554)
                                                         -----------    -----------    -----------    -----------
NET INCOME ...........................................   $    79,801    $    70,396    $    90,373    $    81,595
                                                         ===========    ===========    ===========    ===========

PER SHARE:
BASIC EARNINGS PER SHARE:
Income from continuing operations ....................   $      0.27    $      0.24    $      0.31    $      0.28

Discontinued operations ..............................             -              -              -              -
                                                         -----------    -----------    -----------    -----------
Basic earnings per share .............................   $      0.27    $      0.24    $      0.31    $      0.28
                                                         ===========    ===========    ===========    ===========
SHARES ...............................................       291,634        289,887        291,400        290,843


DILUTED EARNINGS PER SHARE:
Income from continuing operations ....................   $      0.27    $      0.24    $      0.31    $      0.28

Discontinued operations ..............................             -              -              -              -
                                                         -----------    -----------    -----------    -----------
Diluted earnings per share ...........................   $      0.27    $      0.24    $      0.30    $      0.28
                                                         ===========    ===========    ===========    ===========
SHARES ...............................................       305,377        302,944        305,254        295,490



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    As of June 30,   As of Dec. 31,
ASSETS                                                                  2005             2004
                                                                ------------------   --------------
CURRENT ASSETS:
Cash and cash equivalents .......................................   $   121,876    $   256,626
Marketable securities ...........................................       109,062        103,681
Receivables, less allowance of $27,768 and $25,183, respectively        459,585        369,026
Inventories .....................................................        77,582         66,657
Prepaid expenses and other assets ...............................        61,546         27,456
Deferred customer acquisition costs .............................        69,192         41,574
Deferred taxes and income taxes receivable ......................        84,157        108,780
Assets of discontinued operations ...............................           973          4,952
                                                                    -----------    -----------
       Total Current Assets .....................................       983,973        978,752
                                                                    -----------    -----------
PROPERTY AND EQUIPMENT:
   At cost ......................................................       422,255        405,655
   Less: accumulated depreciation ...............................      (238,138)      (218,838)
                                                                    -----------    -----------
     Net property and equipment .................................       184,117        186,817
                                                                    -----------    -----------
OTHER  ASSETS:
Goodwill ........................................................     1,589,872      1,568,044
Intangible assets, primarily trade names ........................       220,727        220,780
Notes receivable ................................................        33,536         35,411
Long-term marketable securities .................................       142,266        135,824
Other assets ....................................................        11,933         14,574
                                                                    -----------    -----------
       Total Assets .............................................   $ 3,166,424    $ 3,140,202
                                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ................................................   $   110,750    $    76,053
Accrued liabilities:
   Payroll and related expenses .................................       113,307        113,366
   Self-insured claims and related expenses .....................        93,312         86,554
   Income taxes payable .........................................        22,951        152,841
   Other ........................................................       118,571        111,092
Deferred revenues ...............................................       491,087        443,238
Liabilities of discontinued operations ..........................        18,042         21,536
Current portion of long-term debt ...............................        22,116         23,247
                                                                    -----------    -----------
       Total Current Liabilities ................................       990,136      1,027,927
                                                                    -----------    -----------
LONG-TERM DEBT ..................................................       776,950        781,841

LONG-TERM LIABILITIES:
   Deferred taxes ...............................................       112,075         88,100
   Liabilities of discontinued operations .......................         9,150          9,057
   Other long-term obligations ..................................       156,880        141,742
                                                                    -----------    -----------
       Total Long-Term Liabilities ..............................       278,105        238,899
                                                                    -----------    -----------
MINORITY INTEREST ...............................................       100,000        100,000

COMMITMENTS AND CONTINGENCIES ...................................

SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1,000,000 shares; issued
     319,878 and 318,559 shares, respectively ...................         3,199          3,186
Additional paid-in capital ......................................     1,096,955      1,083,057
Retained earnings ...............................................       238,464        212,116
Accumulated other comprehensive income ..........................         8,062         10,804
Restricted stock ................................................       (16,980)       (12,857)
Treasury stock ..................................................      (308,467)      (304,771)
                                                                    -----------    -----------
       Total Shareholders' Equity ...............................     1,021,233        991,535
                                                                    -----------    -----------
       Total Liabilities and Shareholders' Equity ...............    $3,166,424    $ 3,140,202
                                                                    ===========    ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                            2005               2004
                                                                                         ----------        ----------
CASH AND CASH EQUIVALENTS AT JANUARY 1 ..................................                $256,626          $ 228,161

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ..............................................................                  90,373             81,595
     Adjustments to reconcile net income to net cash flows from operating activities:
        Loss from discontinued operations ...............................                     530                554
        Depreciation expense ............................................                  25,029             24,327
        Amortization expense ............................................                   2,483              2,933

        Change in working capital, net of acquisitions:
            Receivables .................................................                 (92,233)           (81,111)
            Inventories and other current assets ........................                 (68,301)           (57,695)
            Accounts payable ............................................                  35,583             25,126
            Deferred revenues ...........................................                  47,349             40,360
            Accrued liabilities .........................................                  32,093             29,200
            Change in tax accounts:
                Deferred income taxes ...................................                  49,224             44,961
                Resolution of income tax audits .........................                (131,562)                 -
        Other, net ......................................................                   6,573              5,446
                                                                                        ---------          ---------
NET CASH (USED FOR) PROVIDED FROM OPERATING ACTIVITIES ..................                  (2,859)           115,696
                                                                                        ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ................................................                 (22,328)           (24,226)
      Sale of equipment and other assets ................................                   1,138              1,525
      Business acquisitions, net of cash acquired .......................                 (19,125)           (20,875)
      Notes receivable, financial investments and securities ............                 (11,507)            (3,370)
                                                                                        ---------          ---------
NET CASH USED FOR INVESTING ACTIVITIES ..................................                 (51,822)           (46,946)
                                                                                        ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings of debt ................................................                 318,242                  -
      Payments of debt ..................................................                (329,042)           (17,751)
      Purchase of ServiceMaster stock ...................................                 (16,979)           (41,286)
      Shareholders' dividends ...........................................                 (64,025)           (61,314)
      Other, net ........................................................                  12,064              5,648
                                                                                        ---------          ---------
NET CASH USED FOR FINANCING ACTIVITIES ..................................                 (79,740)          (114,703)
                                                                                        ---------          ---------

NET CASH USED FOR OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS .......                    (329)            (6,012)
                                                                                        ---------          ---------

CASH DECREASE DURING THE PERIOD .........................................                (134,750)           (51,965)
                                                                                        ---------          ---------

CASH AND CASH EQUIVALENTS AT JUNE 30 ....................................               $ 121,876          $ 176,196
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

NOTE 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to heating, ventilation and air conditioning (HVAC), and electrical are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems as well as home warranty services frequently are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Franchised revenue (which in the aggregate represents less than four percent of consolidated revenue) consists principally of monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Income from franchised revenue represented seven percent and eight percent of consolidated operating income before headquarter overheads for the three months ended June 30, 2005 and 2004, respectively, and 11 percent of consolidated operating income before headquarter overheads for the six months ended June 30, 2005 and June 30, 2004. The portion of total franchise fee income related to initial fees received from the sale of a franchise were immaterial to the Company's consolidated financial statements for all periods.

The Company had $491 million and $443 million of deferred revenue at June 30, 2005 and December 31, 2004, respectively, which consist primarily of upfront payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs occur, such as when the services are performed or claims are incurred.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen ChemLawn has significant seasonality in its business. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. TruGreen ChemLawn also defers, on an interim basis, pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. In the second quarter of 2005, TruGreen ChemLawn corrected its method of allocating certain sales and marketing costs among interim periods. This change resulted in more costs being deferred in the second quarter, which will then be expensed over the remaining production season. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These costs are deferred and recognized approximately in proportion to revenue over the balance of the year, and are not deferred beyond the calendar year-end.

The cost of direct-response advertising at Terminix consists primarily of direct-mail promotions, for which the cost is capitalized and amortized over the one-year customer contract life.

The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ materially from the actual results. Disclosures in the 2004 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgments. The areas discussed included the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims, the possible outcome of outstanding litigation, income tax liabilities and deferred tax accounts; useful lives for depreciation and amortization expense, and the valuation of tangible and intangible assets. In 2005, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

The goodwill and intangible assets that were added in the first six months this year relate to tuck-in acquisitions completed by Terminix and TruGreen ChemLawn.

The table below summarizes the goodwill and intangible asset activity and balances:


(In thousands)                    As of                                            As of
                                Dec. 31,                                         June 30,
                                  2004           Additions        Amort.           2005
                               -------------    -------------    -----------    ------------
Goodwill(1)                     $1,568,044          $21,828           $  -       $1,589,872
Trade names(1)                     204,793                -              -          204,793

Other intangible assets             45,788            2,430              -           48,218
Accumulated amortization(2)       (29,801)                -        (2,483)         (32,284)
                               -------------    -------------    -----------    -------------
Net other intangibles               15,987            2,430        (2,483)           15,934
                               -------------    -------------    -----------    -------------
Total                           $1,788,824          $24,258       $(2,483)       $1,810,599
                               =============    =============    =============  =============


(1)  Not subject to amortization.
(2) Annual amortization expense of approximately $6 million in 2005 is expected to decline over the next five years.

The table below presents, by segment, the goodwill that is not subject to amortization:

     (In thousands)                     June 30,           Dec. 31,
                                          2005               2004
                                       -------------     --------------
     TruGreen                             $693,449           $681,954
     Terminix                              654,142            643,567
     American Home Shield(1)                85,526             72,085
     ARS/AMS                                56,171             56,171
     Other Operations(1)                   100,584            114,267
                                       -------------     --------------
     Total                              $1,589,872         $1,568,044
                                       =============     ==============

(1) In the second quarter of 2005, approximately $13 million of enterprise goodwill was reclassified to the American Home Shield segment from the Other Operations segment.

NOTE 6: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation include the incremental effect related to outstanding options and stock appreciation rights (SARS) whose market price is in excess of the grant price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible securities is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the securities. Shares potentially issuable under convertible securities have been considered outstanding for the three months and six months ended June 30, 2005, as well as the three months ended June 30, 2004. For the six months ended June 30, 2004, shares potentially issuable under convertible securities have not been considered outstanding as their inclusion results in a less dilutive computation. Had the inclusion of convertible securities not resulted in a less dilutive computation for the six months ended June 30, 2004 incremental shares attributable to the assumed conversion of the securities would have increased shares outstanding by 8.0 million shares and the after-tax interest expense related to the convertible securities that would have been added to net income in the numerator would have been $2.4 million.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.


(In thousands, except per share data)
                                                            Three Months                           Three Months
                                                         Ended June 30, 2005                     Ended June 30, 2004
                                                   --------------------------------       ---------------------------------

CONTINUING OPERATIONS:                              Income       Shares      EPS           Income      Shares       EPS
----------------------                            ----------   ---------  --------       ----------  ---------  ----------
 Basic earnings per share                            $80,185    291,634     $0.27          $70,688    289,887       $0.24
                                                                          ========                                ========
 Effect of dilutive securities, net of tax:
  Options & SARS                                                  5,743                                 5,057
  Convertible Securities                               1,178      8,000                      1,178      8,000
                                                   ----------   ---------                 ----------  ---------

 Diluted earnings per share                          $81,363    305,377     $0.27           $71,866   302,944      $0.24
                                                   ==========   =========  ========       ==========  =========  ==========




(In thousands, except per share data)
                                                                 Six Months                            Six Months
                                                             Ended June 30, 2005                   Ended June 30, 2004
                                                       --------------------------------       ------------------------------
CONTINUING OPERATIONS:                                  Income       Shares      EPS           Income      Shares     EPS
----------------------                                 ----------   ---------  --------       ----------  ---------  -------
 Basic earnings per share                                $90,903     291,400    $0.31         $82,149     290,843    $0.28
                                                                                =======                              =======
 Effect of dilutive securities, net of tax:
  Options & SARS                                                       5,854                                4,647
  Convertible Securities                                   2,356       8,000                          -         -
                                                       ----------   ---------                 ----------  ---------

 Diluted earnings per share                              $93,259     305,254     $0.31         $82,149    295,490    $0.28
                                                       ==========   =========  ========       ==========  =========  =======



NOTE 7: Beginning in 2003, the Company has been accounting for employee stock options and stock appreciation rights in accordance with SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 requires that stock options, stock appreciation rights, and share grant awards be recorded at fair value and that this value be recognized as compensation expense over the vesting period of the award. SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", provided alternative methods of transitioning to the fair-value based method of accounting for employee stock options as compensation expense. The Company is using the "prospective method" of SFAS 148 and is expensing the fair-value of new employee option grants awarded in 2003 and later.

Employee option grants awarded prior to 2003 continue to be accounted for under the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted under GAAP. Compensation expense relating to the unvested portion of these awards would have resulted in proforma reported net income and net earnings per share as follows:


                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
(In thousands, except per share data)                    2005              2004              2005            2004
                                                  ---------------------------------     ----------------------------
Net income as reported                                   $79,801            $70,396          $90,373         $81,595

Add back:  Stock-based compensation
  expense included in reported net income,
  net of related tax effects                                 598                290            1,064             539

Deduct:  Stock-based compensation
  expense determined under fair-value method,
  net of related tax effects                             (1,403)            (1,396)          (3,009)         (2,820)
                                                 ---------------    ---------------    -------------    ------------
Proforma net income                                      $78,996            $69,290          $88,428         $79,314
                                                 ===============    ===============    =============    ============
Basic Earnings Per Share:
  As reported                                              $0.27              $0.24            $0.31           $0.28
  Proforma                                                 $0.27              $0.24            $0.30           $0.27

Diluted Earnings Per Share:
  As reported                                              $0.27              $0.24            $0.30           $0.28
  Proforma                                                 $0.26              $0.23            $0.30           $0.27



In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement replaces SFAS 123, and supersedes APB Opinion No.
25. The Statement requires that compensation expense be recorded for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the effective date of this Statement. The provisions of this Statement become effective January 1, 2006. The Company currently estimates that the adoption of this Statement would reduce annual earnings per share by approximately $.01 to $.02. This Statement permits the restatement of periods prior to its adoption. Upon adopting this Statement, the Company expects to restate prior periods as if the Statement were in effect for all periods.

NOTE 8: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 is presented in the following table:


                                                    (IN THOUSANDS)
                                                 2005            2004
                                              ----------      ----------
CASH PAID FOR OR (RECEIVED FROM):
Interest expense............................  $  30,167       $  29,829
Interest and investment income.............   $ (10,240)      $  (8,446)
Income taxes, net of refunds................  $ 139,777       $   6,296

The increase in cash received from interest and investment income reflects a higher level of investment income and gains realized on the investment portfolio at American Home Shield. Cash paid for income taxes increased in 2005 as a result of $132 million of taxes paid this year to the IRS and various states pursuant to the Company's agreement reached in January 2005 with the IRS.

NOTE 9: Total comprehensive income was $79 million and $69 million for the three months ended June 30, 2005 and 2004, respectively and $88 million and $80 million for the six months ended June 30, 2005 and 2004, respectively. Total comprehensive income includes primarily net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

NOTE 10: The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen ChemLawn and Terminix to a wholly owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the six months ended June 30, 2005 and 2004, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an additional funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

NOTE 11: Total debt was $799 million at June 30, 2005, approximately $6 million below the level at December 31, 2004. Approximately 62 percent of the Company's debt matures beyond five years and 52 percent beyond fifteen years. In April 2005, approximately $137 million of the Company's public debt matured. The Company funded this debt payment with long-term financing under revolving credit facilities.

NOTE 12: In the past several years, the Company has sold or exited various operations of the Company. The results of these business units have been reclassified as "Discontinued Operations" in the accompanying financial statements. The following table summarizes the activity during the six months ended June 30, 2005 for the remaining liabilities from the discontinued operations. The remaining liabilities primarily represent obligations related to long-term self-insurance claims and certain contractual obligations related to international pest control operations. The Company continues to believe that the remaining reserves are adequate.

  (IN THOUSANDS)                     Balance at        Cash       Balance at
                                    December 31,     Payments      June 30,
                                        2004         or Other        2005
                                   ---------------  -----------  --------------
  Remaining liabilities from
    discontinued operations            $30,593        $3,401       $27,192

NOTE 13: In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In the second quarter of 2005, the IRS commenced the audits of the Company's 2003, 2004, and 2005 fiscal years. As with any review of this nature, the outcome of the IRS examination is not known at this time.

NOTE 14: The business of the Company is conducted through five operating segments: TruGreen, Terminix, American Home Shield, ARS/AMS and Other Operations. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The ARS/AMS segment provides HVAC, plumbing and electrical installation and repair services provided under the ARS Service Express, American Mechanical Services and Rescue Rooter brand names. The Other Operations segment includes the franchise and company-owned operations of ServiceMaster Clean, Furniture Medic and Merry Maids, which provide disaster restoration, commercial cleaning, furniture repair and maid services. The segment also includes the Company's headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. Segment information is presented in the following table.



(IN THOUSANDS)                               Three Months        Three Months            Six Months            Six Months
                                            Ended June 30,      Ended June 30,         Ended June 30,        Ended June 30,
                                                 2005                2004                   2005                  2004
--------------------------------------------------------------------------------     ------------------------------------------
Operating Revenue:
  TruGreen                                          $477,783            $453,710                $700,765              $678,369
  Terminix                                           305,616             282,318                 553,361               519,114
  American Home Shield                               144,286             133,462                 255,296               236,259
  ARS/AMS                                            203,485             179,697                 362,034               333,681
  Other Operations                                    42,942              39,529                  84,965                78,184
--------------------------------------------------------------------------------     ------------------------------------------
Total Operating Revenue                           $1,174,112          $1,088,716              $1,956,421            $1,845,607
================================================================================     ==========================================

Operating Income (1):
  TruGreen                                           $68,603             $65,897                 $60,995               $62,999
  Terminix                                            57,246              48,483                  88,011                84,737
  American Home Shield                                23,678              23,837                  37,951                33,953
  ARS/AMS                                              5,189               1,613                   1,684               (2,035)
  Other Operations                                   (9,823)            (10,459)                (17,898)              (19,180)
--------------------------------------------------------------------------------     ------------------------------------------
Total Operating Income                              $144,893            $129,371                $170,743              $160,474
================================================================================     ==========================================

(1) Presented below is a reconciliation of segment operating income to income from continuing operations before income taxes.

(IN THOUSANDS)                               Three Months        Three Months            Six Months            Six Months
                                            Ended June 30,      Ended June 30,         Ended June 30,        Ended June 30,
                                                 2005                2004                   2005                  2004
--------------------------------------------------------------------------------     ------------------------------------------
Segment Operating Income                            $144,893            $129,371               $170,743               $160,474
Non-operating expense (income):
  Interest expense                                    14,401              15,007                 29,980                 29,938
  Interest and investment income                      (3,226)             (3,036)               (12,600)                (7,606)
  Minority interest and other
    expense, net                                       2,047               2,086                  4,093                  4,132
--------------------------------------------------------------------------------     ------------------------------------------
Income from Continuing
  Operations before Income Taxes                    $131,671            $115,314               $149,270               $134,010
================================================================================     ==========================================

The combined franchise operations of ServiceMaster Clean and Merry Maids comprised approximately four percent and three percent of the consolidated revenue for the three months ended June 30, 2005 and 2004, respectively, and four percent of the consolidated revenue for the six months ended June 30, 2005 and 2004. These operations comprised approximately seven percent and eight percent of the consolidated operating income before headquarter overheads for the three months ended June 30, 2005 and 2004, respectively, and 11 percent of the consolidated operating income before headquarter overheads for the six months ended June 30, 2005 and 2004.


(IN THOUSANDS)                                                              As of                    As of
                                                                        June 30, 2005            Dec. 31, 2004
--------------------------------------------------------------------------------------------------------------------
Identifiable Assets:
  TruGreen                                                                     $1,060,001                   $957,683
  Terminix                                                                        876,768                    843,272
  American Home Shield                                                            517,787                    474,326
  ARS/AMS                                                                         208,348                    191,618
  Other Operations                                                                503,520                    673,303
--------------------------------------------------------------------------------------------------------------------
Total Identifiable Assets                                                      $3,166,424                 $3,140,202
====================================================================================================================


(IN THOUSANDS)                                                              As of                    As of
                                                                        June 30, 2005            June 30, 2004
--------------------------------------------------------------------------------------------------------------------
Capital Employed: (2)
  TruGreen                                                                       $900,395                   $895,246
  Terminix                                                                        629,728                    602,811
  American Home Shield                                                            193,110                    144,082
  ARS/AMS                                                                          89,736                     93,933
  Other Operations                                                                107,330                   (16,301)
--------------------------------------------------------------------------------------------------------------------
Total Capital Employed                                                         $1,920,299                 $1,719,771
====================================================================================================================

(2) Capital employed is a non-U.S. GAAP measure that is defined as the segment's total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company's business segments. Presented below is a reconciliation of total segment capital employed to the most comparable U.S. GAAP measure.


(IN THOUSANDS)                                                              As of                    As of
                                                                        June 30, 2005            June 30, 2004
--------------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $3,166,424                 $3,087,960
Less:
    Current liabilities, excluding current portion of
       long-term debt                                                             968,020                    912,007
     Long-term liabilities                                                        278,105                    456,182
--------------------------------------------------------------------------------------------------------------------
Total Capital Employed                                                         $1,920,299                 $1,719,771
====================================================================================================================

      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER 2005 COMPARED TO 2004

ServiceMaster (the "Company") reported second quarter 2005 revenue of $1.17 billion, an eight percent increase compared to 2004. The growth in revenue was solid and well-balanced throughout the enterprise, and virtually all of the growth was organic. Second quarter 2005 diluted earnings per share increased 13 percent to $.27, compared to $.24 in 2004. Operating income for the second quarter increased 12 percent to $145 million compared to $129 million in 2004, and operating income margins improved to 12.3 percent of revenue in 2005 from
11.9 percent of revenue in 2004. The increase in operating income reflects strong double-digit profit growth at Terminix supported by the beneficial impact of transitioning termite sales to a new bait product, an increased volume of production at TruGreen ChemLawn, lower insurance costs at the headquarters level due to favorable trending of prior year claims, as well as improved profitability in both the ARS and AMS operations.

The results for the second quarter were affected by two significant costs that are going in opposite directions: (1) Fuel Costs - Enterprise-wide, the Company continues to be negatively impacted by significant increases in fuel costs. Although the Company hedges approximately two-thirds of its estimated annual fuel usage, fuel costs even net of the hedges, increased almost $4 million in the quarter, and are expected to continue to present a challenge in the second half of the year. The Company is piloting routing and scheduling software and GPS technologies which would tighten routes and reduce future drive time and fuel consumption. (2) Safety-related costs - On the positive side, the Company continues to experience favorable results from its efforts to reduce self-insurance costs, which include workers' compensation, auto and general liability claims. These safety-related costs total almost $120 million annually and had been increasing at double-digit rates in recent years. The Company believes that it is succeeding in its efforts to create a strong safety culture throughout the enterprise. In the first half of 2005, the Company achieved a reduction in overall vehicle collision rates and a sharp decline in lost employee work days. In addition, the cost of claims incurred in 2004 and prior years continues to trend favorably in comparison to the original estimates prepared by the Company's independent actuaries. In total, self-insurance costs, including the effects of favorable prior year claims trending, were down approximately $5 million during the quarter, and the Company is targeting continued progress in the future.

The Company has re-affirmed its outlook for the year. The Company anticipates that earnings per share growth in the second half of the year will be comparable to the first half of the year. The Company expects revenue growth to be in the mid- to high-single digit range and earnings per share will grow somewhat faster than revenues. The Company's cash provided from operating activities has consistently and significantly exceeded net income, and the Company expects this trend to continue in 2005 even after considering the effects of the payments related to the previously disclosed agreement with the Internal Revenue Service
(IRS).

Cost of services rendered and products sold increased seven percent for the second quarter and decreased as a percentage of revenue to 63.5 percent in 2005 from 64.1 percent in 2004. This decrease reflects favorable trending of prior year self-insurance claims, as well as a change in the mix of business as Terminix and American Home Shield increased in size in relationship to the overall business of the Company. These businesses generally operate at higher gross margin levels than the rest of the business, but also incur relatively higher selling and administrative expenses. Selling and administrative expenses increased nine percent for the quarter. As a percentage of revenue, these costs increased to 24.1 percent for the quarter in 2005 from 23.9 percent in 2004, primarily reflecting the change in business mix described above.

Net non-operating expenses for the quarter were $13 million compared with $14 million in the prior year, primarily reflecting a modest decrease in interest expense.

SEGMENT REVIEWS FOR THE SECOND QUARTER 2005 COMPARED TO 2004

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. The Company's business segment reviews include discussions of capital employed, which is a non-U.S. GAAP measure that is defined as the segment's total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company's business segments. The Notes to the Condensed Consolidated Financial Statements also include a reconciliation of segment capital employed to its most comparable U.S. GAAP measure.

The TruGreen segment includes lawn care services performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. The TruGreen segment reported second quarter revenue of $478 million, five percent above the prior year. The segment reported a four percent increase in operating income for the quarter to $69 million compared to $66 million in 2004.

Revenue in the lawn care operations increased six percent to $357 million from $336 million in 2004. Revenue growth resulted from improved price realization, the recapture of some of the first quarter production that was previously delayed, an increase in supplemental customer services, and overall customer count growth. As previously disclosed in the Company's first quarter Form 10-Q filing, first quarter lawn care production was adversely impacted by late snows in several key regions. The Company recaptured approximately one-half of the delayed production (or $4.5 million) in the second quarter, with most of the balance now scheduled for the third quarter. Customer counts increased approximately two percent, reflecting the impact of acquisitions, partially offset by a modest reduction in retention rates. Year-to-date unit sales were comparable to last year's levels as the successful expansion of the Company's neighborhood selling efforts and direct mail programs offset a decline in telemarketing sales due to the increased impact of "do-not-call" restrictions. Second quarter operating income of the lawn care operations increased $5 million and included the recapture of some of the first quarter production. A correction in the Company's method of allocating certain sales and marketing costs among interim periods had a $3 million favorable impact in the second quarter, however, the Company also recognized a similar unfavorable amount representing a higher portion of expected full year incentive compensation costs.

Second quarter revenue in the landscape maintenance business increased two percent to $120 million, compared to $118 million in 2004. Base contract maintenance revenue increased slightly as a higher level of new sales were partially offset by a modest decline in customer retention. Enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching, etc.) increased three percent for the quarter, supported by focused sales efforts. Second quarter operating losses for the landscape operations increased by $3 million as a result of differences in the timing of certain expenses between the first and second quarters in 2004, as well as increased fuel and vehicle costs. The Company continues to anticipate strong profit improvement in the landscape operations for the second half and for the full year. Results are expected to benefit from management's focus on key initiatives, including: enhancing the capabilities, training and methods of the sales team, reducing workers compensation and safety claims, and improving the scheduling and management of labor costs.

Capital employed in the TruGreen segment increased one percent primarily reflecting the impact of tuck-in acquisitions, offset in part by improved working capital management.

The Terminix segment, which includes termite and pest control services, reported an eight percent increase in second quarter revenue to $306 million, compared to $282 million in 2004. Operating income increased 18 percent to $57 million compared to $48 million in 2004. Strong growth in revenue from initial termite applications ("termite completions") reflected a nine percent increase in renewable unit sales resulting from an increased sales force, expanded geographic presence, and the favorable impact of a new termite bait product introduced in 2005, offset in part by a shift in mix toward lower priced liquid treatments. Termite renewal revenue increased modestly, reflecting improved pricing, partially offset by a slight decrease in customer retention. Total termite customer counts increased one percent, reflecting the growth in unit sales, offset in part by the decline in the rate of retention. Solid growth in second quarter pest control revenue reflected the impact of acquisitions and a slight increase in unit sales, partially offset by a decline in customer retention. The strong growth in the segment's operating income reflects the increased revenue levels, labor efficiencies in the liquid termite option resulting from new application techniques, as well as the lower material and labor costs associated with the new termite bait product. In addition, since more of the total first year costs associated with this bait product are incurred at the time of installation, less revenue and gross profit is required to be deferred to future quarters. This timing benefit favorably impacted second quarter operating income by approximately $5 million. Last year's second quarter included a $6 million non-recurring, favorable termite damage claim adjustment. Capital employed in the Terminix segment increased four percent, reflecting the impact of acquisitions.

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported an eight percent increase in revenue to $144 million from $133 million in 2004 and operating income of $24 million, comparable to 2004. New warranty contract sales, which are reported as earned revenue over the subsequent twelve-month contract period, increased nine percent for the quarter. Customer renewals, which are American Home Shield's largest source of revenue, experienced solid double-digit growth, reflecting a larger base of renewable customers and an overall improved customer retention rate. Real estate sales, which are American Home Shield's second largest channel, decreased modestly in the second quarter as a result of increased competition in certain higher warranty usage states. Consumer sales, which are the smallest but fastest growing channel, experienced strong double-digit growth, reflecting the successful expansion of the targeted direct mail program. Second quarter operating income was comparable to last year as incremental profits from the increased revenue levels were offset by a higher rate of service claims resulting from hotter weather than the unusually mild conditions that prevailed throughout much of the country last year. As discussed in previous filings, planned investments to increase market penetration and further improve customer retention also had an impact. These claim and investment factors are also expected to impact third quarter growth comparisons. Capital employed increased 34 percent reflecting volume growth in the business resulting in a higher level of cash and marketable securities balances. The calculation of capital employed for the American Home Shield segment includes approximately $274 million and $238 million of cash, cash equivalents and marketable securities at June 30, 2005 and 2004, respectively.

The ARS/AMS segment provides direct HVAC, plumbing and electrical installation and repair services under the brand names of ARS Service Express and Rescue Rooter (collectively "ARS Service Express"), as well as American Mechanical Services (AMS) for large commercial accounts. Revenue for the second quarter increased 13 percent to $203 million in 2005 from $180 million in 2004. Operating income increased to $5 million compared to $2 million in 2004. The increase in revenue resulted from continued strong increases in commercial installation revenue in the AMS operations and strong growth in ARS's HVAC add-on-replacement sales and residential construction revenue. The growth in HVAC replacement sales was supported by the Company's efforts to increase the sales mix of higher priced and more energy efficient units as well as its retail outlet initiative. These increases were partially offset by revenue declines in both HVAC and plumbing service. A modest decline in second quarter plumbing revenue resulted from continued declines in retail service calls, which more than offset increases from sewer line repairs and light commercial services. The improvement in the segment's second quarter operating income resulted from the increased level of revenue, profit improvement efforts at underperforming locations, and a reduced level of marketing spending, offset in part by increased incentive compensation and fuel costs. Capital employed in this segment decreased four percent.

The Other Operations segment includes the Company's ServiceMaster Clean and Merry Maids operations as well as its headquarters functions. Revenue in this segment increased nine percent to $43 million compared to $40 million in 2004. On a combined basis, the ServiceMaster Clean and Merry Maids franchise operations reported revenue growth of 10 percent and a solid increase in operating income.

ServiceMaster Clean again reported double-digit growth in disaster restoration services and modestly improved momentum in commercial cleaning. Merry Maids continued to experience strong internal revenue growth in both the branch and franchise operations. The segment as a whole reported a smaller second quarter operating loss in 2005, reflecting the effects of favorable, actuarially determined adjustments to prior year self-insurance reserves, and higher profits from ServiceMaster Clean and Merry Maids, offset by planned increases in other headquarter level costs and investments. Capital employed in this segment increased, primarily reflecting the deferred tax assets recorded in the fourth quarter of 2004 at the conclusion of the IRS reviews of the Company's federal income taxes through the year 2002.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO 2004

The Company reported revenue of $1.96 billion for the six months ended June 30, 2005, a six percent increase over 2004. For the six months, all of the Company's business segments reported increases in revenue, and consolidated organic revenue growth totaled approximately five percent. For the six months, diluted earnings per share were $.30 compared with $.28 in 2004. Diluted earnings per share from continuing operations were $.31, 11 percent above the $.28 reported in 2004 supported by the strong profit growth achieved in the second quarter. Operating income increased six percent to $171 million compared to $160 million in 2004, reflecting the strong profit growth achieved in the second quarter.

Cost of services rendered and products sold increased five percent for the six months and decreased as a percentage of revenue to 66.5 percent in 2005 compared to 67.3 percent in 2004. As discussed in the second quarter comparison, this decrease reflects favorable trending of prior year self-insurance claims, as well as a change in the mix of business. Selling and administrative expenses increased ten percent and increased as a percentage of revenue to 24.6 percent in 2005 from 23.8 percent in 2004.

Net non-operating expense decreased $5 million from 2004, primarily reflecting higher investment income experienced on the American Home Shield investment portfolio. It is important to note that investment gains are an integral part of the business model at American Home Shield, and there will always be some market-based variability in the amount of gains realized from quarter to quarter.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

                                                     KEY PERFORMANCE INDICATORS
                                                           As of June 30,

                                                     2005             2004
                                                 ------------     ------------
   TRUGREEN  CHEMLAWN-
      Growth in Full Program Contracts                 2%              8% (a)
      Customer Retention Rate                       66.4%           66.8%

   TERMINIX -
      Growth in Pest Control Customers                 4%              6%
      Pest Control Customer Retention Rate          77.3%           78.6%

      Growth in Termite Customers                      1%             -1%
      Termite Customer Retention Rate               88.0%           88.7%

   AMERICAN HOME SHIELD -
      Growth in Warranty Contracts                    5%               6%
      Customer Retention Rate                      55.9%            54.9%

(a) Customer count growth in 2004, excluding the impact of the Canadian acquisition completed in April 2004, was approximately three percent.

SEGMENT REVIEWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO 2004

As discussed in the second quarter comparison, the following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements.

For the six months, the TruGreen segment reported a three percent increase in revenue to $701 million compared to $678 million in 2004. Operating income decreased three percent to $61 million compared to $63 million in 2004. Revenue in the lawn care operations increased four percent to $481 million from $461 million in 2004. The increase in revenue reflects improved price realization, solid growth in supplemental customer services, as well as the higher customer count. The Company continues to successfully expand new sales channels, helping to offset continued sharp declines in telemarketing. During the first half of 2005, sales from direct mail efforts increased 10 percent, while sales from our neighborhood programs more than tripled. Implementation of best practices and other program improvements have enabled the Company to achieve a solid increase in the average productivity of its neighborhood sales representatives, even as the scope of its efforts in this area have been substantially expanded. With respect to overall pricing, a more strategic and disciplined approach, which included reduced discounting on new sales and selectively targeted increases to the existing customer base, has resulted in a two percent overall improvement in price realization, up from just under one percent last year. The customer retention rate decreased 40 basis points, as continued improvements in the U.S. were offset by declines in Canada, which the Company believes are attributable to unique circumstances in that market. Overall, retention rates have increased 400 basis points since 2001, and the Company is targeting, and anticipating, meaningful additional improvement in future years. To capture that opportunity, the Company has taken comprehensive steps to improve customer communication and problem resolution procedures, expand quality assurance processes, and provide focused incentives at all levels. Additionally, the previously discussed change in sales mix is also expected to contribute to improved retention. Operating income in the lawn care operations decreased $4 million, reflecting the first time inclusion of $3 million of seasonal losses in the Canadian operations that were acquired in April 2004, as well as higher fuel and fleet-related costs.

Revenue in the landscape maintenance operations increased one percent to $220 million from $217 million in 2004, reflecting a three percent increase in enhancement revenue and a slight increase in base contract maintenance revenue. Customer retention continues to be an area requiring improvement, but it is also a significant and achievable opportunity, with current rates at least 10 full percentage points below the Company's long term expectations. Retention is a top operational priority within the landscape operations, with intensified focus on improving customer communications and service level consistency. The level of the operating loss of the landscape operations improved $2 million for the six months, reflecting the favorable impact of one-time branch shut-down costs that were incurred last year and the increased volume of higher margin enhancement revenue.

The Terminix segment reported a seven percent increase in revenue for the six months to $553 million compared to $519 million in 2004 and operating income growth of four percent to $88 million compared to $85 million in 2004. For the six months, a double-digit increase in termite completion revenue resulted from a strong increase in renewable unit sales and, as discussed in the second quarter comparison, the favorable impacts of a new termite bait product introduced earlier this year. Modest growth in termite renewal revenue reflected the impact of improved pricing, offset in part by a 70 basis point decline in customer retention. The Company does not believe the decline in termite retention is systemic. The Company is addressing the issue by fine-tuning the approach to price increases and taking steps to improve problem resolution. Solid growth in pest control revenue resulted from the impact of acquisitions and an increase in unit sales, offset in part by a decline in retention. The Company believes the pest retention comparisons have been adversely impacted by the relative timing of cancellations last year, and management is working to ensure that they are not indicative of the start of a new trend. Operating income growth for the six months was supported by the increased revenue levels, lower material and labor costs associated with the new termite bait product, and labor productivity gains in the liquid termite option resulting from new application techniques, partially offset by incremental pre-season investments made in the first quarter to expand the sales force and re-organize the field operations.

For the six months, the American Home Shield segment reported an eight percent increase in revenue to $255 million from $236 million in 2004 and operating income growth of 12 percent, to $38 million compared to $34 million in 2004. New warranty contract sales, which are reported as earned revenue over the subsequent twelve-month contract period, increased eight percent for the six months. Double-digit growth in customer renewals resulted from an increase in the base of customers available to renew and an overall improved customer retention rate. The improvement in retention reflects a favorable mix in customers renewing as well as a reduced level of non-renewal contracts due to mortgage refinancing,. Real estate sales declined modestly for the first six months, while an increased level of targeted direct mail solicitations resulted in strong double-digit sales growth in the consumer sales channel. The increase in operating income for the six months reflects favorable trending of service claims pricing in the first quarter, offset in part by higher claim costs in the second quarter resulting from an increased incidence of claims due to hotter weather. In addition, the Company incurred planned investments to increase market penetration and customer retention.

The ARS/AMS segment reported an eight percent increase in revenues for the six months to $362 million compared to $334 million in 2004. The segment reported operating income of $2 million in 2005 compared to an operating loss of $2 million in 2004. The growth in revenue reflected a strong increase in AMS' commercial project revenue and double-digit growth in ARS' replacement sales and residential new construction revenue, offset in part by a decline in core HVAC and plumbing service call revenue. The increase in operating income for the six months primarily reflects the increased level of revenue as well as a reduced level of marketing spending, offset in part by increased incentive compensation and fuel costs. At AMS, installation and retrofit project revenues and related backlogs were both up significantly, as the commercial construction sector continues to slowly, but steadily, recover from a cyclical downturn.

The Other Operations segment reported a nine percent increase in revenues to $85 million for the six months compared with $78 million in 2004. On a combined basis, the ServiceMaster Clean and Merry Maids franchise operations achieved revenue growth of 10 percent with a strong increase in operating income. ServiceMaster Clean reported strong growth in disaster restoration services. Merry Maids achieved very strong internal revenue growth and improving gross profit margins in the branch operations. For the first six months, the Other Operations segment reported a smaller operating loss in 2005, resulting from the effects of favorable, actuarially determined adjustments to prior year self-insurance reserves, and higher profits from ServiceMaster Clean and Merry Maids, offset by planned increases in other headquarter level costs and investments.

FINANCIAL POSITION AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used for operating activities was approximately $3 million for the six months, compared to approximately $116 million provided from operating activities in the prior year. The decrease in net cash flow of $119 million primarily reflects $132 million of previously disclosed tax payments relating to the 2005 IRS agreement. These payments represent only one part of a four part agreement with the IRS, which also included: tax savings of $25 million that were realized in 2004; a reduction in required estimated tax payments that would have otherwise been due in the second half of 2005 of $45 million, and a deferred tax annuity totaling $57 million that will be realized through 2016. Excluding the impact of the $132 million tax payment to the IRS and various states this year, six month cash provided by operating activities totaled $129 million, approximately $13 million more than the prior year level. This result primarily reflects the higher level of income. Working capital usage was comparable to last year.

Full year cash provided from operating activities is expected to remain strong, reflecting a solid earnings base, businesses that need relatively little working capital to fund growth in their operations, and significant annual deferred taxes.

The significant annual cash tax benefit primarily represents a large base of amortizable intangible assets which exist for income tax reporting purposes, but not for book purposes. A significant portion of these assets arose in connection with the Company's 1997 conversion from a limited partnership to a corporation. The amortization of the tax basis will result in over $50 million of average annual cash tax benefits through 2012 for which no corresponding income statement benefit is recorded.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In the second quarter of 2005, the IRS commenced the audits of the Company's 2003, 2004, and 2005 fiscal years. As with any review of this nature, the outcome of the IRS examination is not known at this time.

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, which include recurring capital needs and information technology projects, were slightly below prior year levels. The Company anticipates approximately $50 million of capital expenditures in 2005, reflecting investments in information systems and productivity enhancing operating systems. The Company has no material capital commitments at this time.

Tuck-in acquisitions for the six months ended June 30, 2005 totaled $24 million, compared with $32 million in 2004. Consideration consisted of cash payments, seller financed notes and Company stock. In the second half of 2005, the Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen ChemLawn, with overall acquisitions for the year at approximately the same level as 2004.

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders totaled $64 million or $.22 per share for the six months ended June 30, 2005. In July 2005, the Company announced the declaration of a cash dividend of $.11 per share payable on August 31, 2005 to shareholders of record on August 15, 2005. The timing and amount of future dividends and related increases are at the discretion of the Board of Directors and will depend on, among other things, the Company's capital structure objectives and cash requirements.

In July 2000, the Board of Directors authorized $350 million for share repurchases. There remains approximately $65 million available for repurchases under the July 2000 authorization. The Company completed approximately $16 million in share repurchases in the six months ended June 30, 2005 at an average price of $13.64 per share. The Company did not repurchase shares during the second quarter as cash was used to fund peak seasonal operating needs and the IRS payment. The Company expects to resume share repurchases in the second half of 2005, and for the full year, repurchases are anticipated to be at a comparable level to 2004. The actual level of future share repurchases will depend on various factors such as the Company's commitment to maintain an investment grade credit rating and other strategic investment opportunities.

LIQUIDITY
Cash and short and long-term marketable securities totaled approximately $373 million at June 30, 2005, compared with $496 million at December 31, 2004. Approximately $336 million of the 2005 amount is effectively required to support regulatory requirements at American Home Shield and for other purposes. Total debt was $799 million at June 30, 2005, approximately $6 million lower than the amount at December 31, 2004.

Approximately 62 percent of the Company's debt matures beyond five years and 52 percent beyond fifteen years. In April 2005, $137 million of the Company's public debt matured. The Company funded this debt payment with long-term financing under the existing revolving credit facilities.

Management believes that funds generated from operating activities and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company. The Company maintains a revolving credit facility of $500 million. In May 2005, this agreement was amended to extend the maturity date to May 2010 and reduce by 50 basis points the interest rate payable under the facility. As of June 30, 2005, the Company had $130 million of borrowings outstanding under this facility and had issued approximately $154 million of letters of credit, resulting in unused commitments of approximately $216 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. During the six month period ended June 30, 2005, there were no receivables sold to third parties under this agreement.

There have been no material changes in the Company's financing agreements since December 31, 2004, other than as mentioned in the preceding paragraph. As described in the Company's 2004 Annual Report, the Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and an interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's dividend and share repurchase plans in the near future. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At June 30, 2005, the Company was in compliance with the covenants related to these debt agreements and, based on its operating outlook for the remainder of 2005, expects to be able to maintain compliance in the future. The Company does not have any debt agreements that contain put rights or provide for acceleration of maturity as a result of a change in credit rating.

The Company maintains lease facilities with banks totaling $68 million which provide for the acquisition and development of branch properties to be leased by the Company. At June 30, 2005, there was approximately $68 million funded under these facilities. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of June 30, 2005 and December 31, 2004. The balance of the funded amount has been treated as operating leases. Approximately $15 million of the available facility expires in January 2008 and the remaining $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At June 30, 2005, the Company's residual value guarantee related to the leased assets totaled $56 million for which the Company has recorded the estimated fair value of this guarantee (approximately $1.0 million) in the Consolidated Statements of Financial Position.

The majority of the Company's fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At June 30, 2005, there was approximately $268 million of residual value relating to the Company's fleet and equipment leases. The fair value guarantee of the assets under the leases is expected to fully mitigate the Company's obligations under the agreements. The fair value of this guarantee is not material to the Company's consolidated financial statements.

The Company's 2004 Annual Report included disclosure of the Company's contractual obligations and commitments as of December 31, 2004. The Company continues to make the contractually required payments and therefore, the 2005 obligations and commitments as listed in the December 31, 2004 Annual Report have been reduced by the required payments. During the first six months of 2005, the Company signed a product supply agreement with minimum purchases of $17 million over the next 18 months, and has entered into various other contracts.

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

Property and equipment was slightly lower compared to year-end levels. The Company does not have any material capital commitments at this time.

The increase in accounts payable from year-end levels reflects peak seasonality at several of the business units. Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments received in the first quarter (pre-season) at TruGreen ChemLawn, customer payments for termite renewals and growth in warranty contracts written at American Home Shield, offset in part by lowered deferred revenue balances associated with the impact of the new termite bait product. The decrease in income taxes payable from year-end levels reflects the February 2005 federal tax payment related to the IRS agreement.

The Company has minority investors in Terminix. This minority ownership reflects an interest issued to Allied Bruce Terminix Companies in connection with the acquisition of its business in 2001. This equity security is convertible into eight million ServiceMaster common shares. The ServiceMaster shares are considered in the shares used for the calculation of diluted earnings per share.

Total shareholders' equity was $1.0 billion at June 30, 2005 and $992 million at December 31, 2004. The increase reflects operating profits in the business partially offset by cash dividend payments and share repurchases.

FINANCIAL POSITION - DISCONTINUED OPERATIONS
The assets and liabilities related to discontinued businesses have been classified in separate captions on the Consolidated Statements of Financial Position. Assets from the discontinued operations have declined from year-end levels representing collections on receivables. The remaining liabilities primarily represent obligations related to long-term self-insurance claims and certain potential contractual obligations related to international pest control operations.

FORWARD-LOOKING STATEMENTS
THE COMPANY'S FORM 10-Q FILING CONTAINS OR INCORPORATES BY REFERENCE STATEMENTS CONCERNING FUTURE RESULTS AND OTHER MATTERS THAT MAY BE DEEMED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY INTENDS THAT THESE FORWARD-LOOKING STATEMENTS, WHICH LOOK FORWARD IN TIME AND INCLUDE EVERYTHING OTHER THAN
HISTORICAL INFORMATION, BE SUBJECT TO THE SAFE HARBORS CREATED BY SUCH LEGISLATION. THE COMPANY NOTES THAT THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD AFFECT ITS RESULTS OF OPERATIONS, FINANCIAL CONDITION OR CASH FLOWS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN A FORWARD-LOOKING STATEMENT INCLUDE THE FOLLOWING (AMONG OTHERS): WEATHER CONDITIONS THAT AFFECT THE DEMAND FOR THE COMPANY'S SERVICES; CHANGES IN THE SOURCE AND INTENSITY OF COMPETITION IN THE MARKETS SERVED BY THE COMPANY; LABOR SHORTAGES OR INCREASES IN WAGE
RATES; UNEXPECTED INCREASES IN OPERATING COSTS, SUCH AS HIGHER INSURANCE PREMIUMS, SELF INSURANCE AND HEALTH CARE CLAIM COSTS; HIGHER FUEL PRICES; CHANGES IN THE TYPES OR MIX OF THE COMPANY'S SERVICE OFFERINGS OR PRODUCTS; INCREASED GOVERNMENTAL REGULATION, INCLUDING TELEMARKETING AND ENVIRONMENTAL RESTRICTIONS; GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES, ESPECIALLY AS THEY MAY AFFECT HOME SALES OR CONSUMER SPENDING LEVELS; AND OTHER FACTORS
DESCRIBED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The economy and its impact on discretionary consumer spending, labor wages, fuel prices, self-insurance and insurance costs and medical inflation rates could be significant to future operating earnings.

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

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88 percent on the notional amount. The impact of these swap transactions was to convert $165 million of the Company's debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR (7.0 percent average rate during the six months ended June 30, 2005).

The Company generally maintains the majority of its debt at fixed rates. After the effect of the interest rate swap agreements, approximately 60 percent of total debt at June 30, 2005 was at a fixed rate. With respect to other obligations, the payments on the approximately $68 million of funding outstanding under the Company's real estate operating lease facilities as well as its fleet and equipment operating leases (approximately $268 million in residual value) are tied to floating interest rates. The Company's exposure to interest expense based on floating rates is partially offset by floating rate investment income earned on cash and marketable securities. The Company believes its overall exposure to interest rate fluctuations is not material to its overall results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company's credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at June 30, 2005, a one rating category improvement in the Company's credit ratings would reduce pre-tax annual expense by approximately $0.5 million. A one rating category reduction in the Company's credit ratings would increase pre-tax expense on an annualized basis by approximately $1.0 million.

The following table summarizes information about the Company's fixed rate debt as of December 31, 2004, including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company's fixed rate debt was approximately $673 million at December 31, 2004.

                                 Expected Maturity Date
                          -------------------------------------
                                                                There-
      (In millions)       2005   2006    2007    2008   2009    after    Total
     -------------------- ------ ------- ------- ------ ------- -------- -------
     Fixed rate
       debt               $160   $13     $62     $10     $21    $359     $625
     Avg. rate            8.0%   6.4%    7.0%    5.8%   7.9%    7.5%     7.5%
     ===========================================================================

As previously discussed, the Company has entered into interest rate swap agreements, the impact of which was to convert $165 million of the Company's 2009 maturity debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR.

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

PART II. OTHER INFORMATION

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES:

In July 2000, the Board of Directors authorized $350 million for share repurchases. The following table summarizes the Company's common stock share repurchases for the three months ended June 30, 2005 under its share repurchase authorization. The Company did not make any share repurchases during the three months ended June 30, 2005. Decisions relating to any future share repurchases will depend on various factors such as the Company's commitment to maintain investment grade credit ratings and other strategic investment opportunities.


                                                                                    Total               Approximate
                                                                                   Number              Dollar Value
                                                                                  of Shares           of Shares that
                                                                                Purchased as            May Yet be
                                        Total Number       Average Price      Part of Publicly           Purchased
                                          of Shares          Paid per             Announced              Under the
                                          Purchased            Share                Plan                   Plan
-------------------------------------------------------------------------------------------------------------------------
April 1, 2005 through
  April 30, 2005                                -                $ -                   -               $65,000,000

May 1, 2005 through
  May 31, 2005                                  -                $ -                   -               $65,000,000

June 1, 2005 through
  June 30, 2005                                 -                $ -                   -               $65,000,000

                                ---------------------------------------------------------
Total                                           -                $ -                   -
                                =========================================================

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's 2005 Annual Meeting of Shareholders ("Annual Meeting") was held on May 6, 2005 in Downers Grove, Illinois.

(b)  The following persons were elected as Class of 2008 directors:

NAME                           VOTES FOR                     VOTES WITHHELD                BROKER NON-VOTES
----                           ---------                     --------------                ----------------
Louis J. Giuliano              248,283,360                   3,489,530                     N/A
Roberto R. Herencia            248,578,830                   3,194,060                     N/A
Betty Jane Hess                248,707,923                   3,064,967                     N/A
Jonathan P. Ward               246,497,625                   5,275,265                     N/A

     The following person was elected as Class of 2006 director:

NAME                           VOTES FOR                     VOTES WITHHELD                BROKER NON-VOTES
----                           ---------                     --------------                ----------------
Eileen A. Kamerick             248,834,095                   2,938,795                     N/A

     The following person was elected as Class of 2007 director:

NAME                           VOTES FOR                     VOTES WITHHELD                BROKER NON-VOTES
----                           ---------                     --------------                ----------------
Coleman H. Peterson            248,741,037                   3,031,853                     N/A

No votes were cast for any other nominee for directors. The Class of 2006 continuing in office are: John L. Carl, Dallen W. Peterson and David Wessner. The Class of 2007 continuing in office are: Brian Griffiths, Sidney E. Harris and James D. McLennan. As reported on the Company's current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2005, the Board of Directors elected J. Patrick Spainhour to the Class of 2006 on July 27, 2005.

(c) The shareholders also voted on two proposals at the Annual Meeting. The following table shows the vote tabulation for the shares represented at the meeting:


PROPOSAL                     VOTES FOR            VOTES AGAINST       VOTES ABSTAINED        BROKER NON-VOTES
--------                     ---------            -------------       ---------------        ----------------
Proposal to amend            245,557,738          5,146,714           1,068,438              N/A
  the Company's
  Amended and
  Restated Certificate
  of Incorporation

Ratification of              245,355,689          5,521,480           895,721                N/A
  Deloitte & Touche
  as independent
  auditor


ITEM 6: EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------
4.1            Amendment  No. 1 dated as of May 6, 2005 to  $500,000,000  Credit
               Agreement  dated as of May 19,  2004 among the The  ServiceMaster
               Company,  the  lenders,  JPMorgan  Chase Bank,  N.A.  and Bank of
               America,   N.A.  as   syndication   agents,   SunTrust   Bank  as
               administrative agent, and U.S. Bank National Association and Wachovia Bank, N.A. as documentation agents, is incorporated by reference to Exhibit 4.1 to the Company's current report on Form
               8-K dated May 12, 2005

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

Date:  August 9, 2005


                          THE SERVICEMASTER COMPANY
                          (Registrant)

                          By:  /S/ ERNEST J. MROZEK
                               ----------------------------

                          Ernest J. Mrozek
                          President and Chief Financial Officer