Form 10-Q
period 2005-09-30
SERVICEMASTER CO
filed 2005-11-04
CIK 1052045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q
                                 --------------

            X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES _ EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 1-14762
                                  --------------

                            THE SERVICEMASTER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                  --------------

                  Delaware                              36-3858106
            (STATE OR OTHER JURISDICTION OF   (IRS EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)


         3250 LACEY ROAD, STE. 600, DOWNERS GROVE, ILLINOIS O 60515-1700
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

Yes          X      No
          ---------       ---------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes          X      No
          ---------       ---------

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes                 No       X
          ---------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 290,674,000 shares of common stock on October 28, 2005.

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           NO.
THE SERVICEMASTER COMPANY (Registrant) -

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three
   and nine months ended September 30, 2005 and September 30, 2004                          3

Condensed Consolidated Statements of Financial Position
   as of September 30, 2005 and December 31, 2004                                           4

Condensed Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2005 and September 30, 2004                                          5

Notes to Condensed Consolidated Financial Statements                                        6

Item 2: Management Discussion and Analysis of Financial
   Condition and Results of Operations                                                      13

Item 3: Quantitative and Qualitative Disclosures About Market Risk                          23

Item 4: Controls and Procedures                                                             24

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds                         25

Item 6: Exhibits                                                                            25

Signature                                                                                   26

                          PART I. FINANCIAL INFORMATION
                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                     2005               2004             2005               2004
                                                ----------------  -----------------  --------------  -----------------
OPERATING REVENUE                               $     1,133,549   $      1,053,867   $   3,089,970    $       2,899,474

OPERATING COSTS AND EXPENSES:
Cost of services rendered and products sold             743,593            686,992       2,045,300            1,929,754
Selling and administrative expenses                     256,584            240,546         738,072              679,984
Amortization expense                                      1,443              1,503           3,926                4,436
                                                ----------------  -----------------  --------------   ------------------
Total operating costs and expenses                    1,001,620            929,041       2,787,298            2,614,174
                                                ----------------  -----------------  --------------   ------------------

OPERATING INCOME                                        131,929            124,826         302,672              285,300

NON-OPERATING EXPENSE (INCOME):
Interest expense                                         13,749             15,210          43,729               45,148
Interest and investment income                           (5,516)            (3,913)        (18,116)             (11,519)
Minority interest and other expense, net                  2,080              2,047           6,173                6,179
                                                ----------------  -----------------  --------------   ------------------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                    121,616            111,482         270,886              245,492
Provision for income taxes                               46,553             43,139         104,920               95,000
                                                ----------------  -----------------  --------------   ------------------

INCOME FROM CONTINUING OPERATIONS                        75,063             68,343         165,966              150,492

Income (loss) from discontinued operations,
 net of income taxes                                      6,524               (619)          5,994               (1,173)
                                                ----------------  -----------------  --------------   ------------------
NET INCOME                                      $        81,587   $         67,724   $     171,960    $         149,319
                                                ================  =================  ==============   ==================

PER SHARE:
Basic Earnings Per Share:
Income from continuing operations               $          0.26   $           0.24   $        0.57    $            0.52

Income (loss) from discontinued operations                 0.02                 --            0.02                   --
                                                ----------------  -----------------  --------------   ------------------
Basic earnings per share                        $          0.28   $           0.23   $        0.59    $            0.51
                                                ================  =================  ==============   ==================

SHARES                                                  291,474            290,258         291,426              290,647

Diluted Earnings Per Share:
Income from continuing operations               $          0.25   $           0.23   $        0.56    $            0.51

Income (loss) from discontinued operations                 0.02                 --            0.02                   --
                                                ----------------  -----------------  --------------   ------------------
Diluted earnings per share                      $          0.27   $           0.23   $        0.57    $            0.50
                                                ================  =================  ==============   ==================
SHARES                                                  305,239            303,336         305,250              303,437

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                           AS OF SEPT. 30,        AS OF DEC. 31,
ASSETS                                                                           2005                  2004
                                                                          ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                           $          122,646   $            256,626
Marketable securities                                                          108,455                103,681
Receivables, less allowance of $24,510 and $25,183, respectively               481,562                369,026
Inventories                                                                     77,867                 66,657
Prepaid expenses and other assets                                               41,031                 27,456
Deferred customer acquisition costs                                             49,945                 41,574
Deferred taxes                                                                  59,606                108,780
Assets of discontinued operations                                                  776                  4,952
                                                                    -------------------  ---------------------
Total Current Assets                                                           941,888                978,752
                                                                    -------------------  ---------------------
PROPERTY AND EQUIPMENT:
At cost                                                                        432,436                405,655
Less: accumulated depreciation                                                (248,161)              (218,838)
                                                                    -------------------  ---------------------
   Net property and equipment                                                  184,275                186,817
                                                                    -------------------  ---------------------

OTHER ASSETS:

Goodwill                                                                     1,597,707              1,568,044
Intangible assets, primarily trade names                                       230,811                220,780
Notes receivable                                                                32,365                 35,411
Long-term marketable securities                                                148,139                135,824
Other assets                                                                    10,812                 14,574
                                                                    -------------------  ---------------------
Total Assets                                                        $        3,145,997   $          3,140,202
                                                                    ===================  =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                    $          115,442   $             76,053
Accrued liabilities:
Payroll and related expenses                                                   118,335                113,366
Self-insured claims and related expenses                                       100,474                 86,554
Income taxes payable                                                            28,936                152,841
Other                                                                          109,038                111,092
Deferred revenues                                                              449,475                443,238
Liabilities of discontinued operations                                           6,652                 21,536
Current portion of long-term debt                                               19,186                 23,247
                                                                    -------------------  ---------------------
Total Current Liabilities                                                      947,538              1,027,927
                                                                    -------------------  ---------------------

LONG-TERM DEBT                                                                 749,567                781,841

LONG-TERM LIABILITIES:

Deferred taxes                                                                 131,118                 88,100
Liabilities of discontinued operations                                           8,858                  9,057
Other long-term obligations                                                    157,217                141,742
                                                                    -------------------  ---------------------
Total Long-Term Liabilities                                                    297,193                238,899
                                                                    -------------------  ---------------------

MINORITY INTEREST                                                              100,000                100,000


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
Common stock $0.01 par value, authorized 1,000,000 shares; issued
 321,079 and 318,559 shares, respectively                                        3,211                  3,186
Additional paid-in capital                                                   1,109,574              1,083,057
Retained earnings                                                              287,958                212,116
Accumulated other comprehensive income                                           9,301                 10,804
Restricted stock (unearned compensation)                                       (16,143)               (12,857)
Treasury stock                                                                (342,202)              (304,771)
                                                                    -------------------  ---------------------
Total Shareholders' Equity                                                   1,051,699                991,535
                                                                    -------------------  ---------------------
Total Liabilities and Shareholders' Equity                          $        3,145,997   $          3,140,202
                                                                    ===================  =====================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE SERVICEMASTER COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                2005                  2004
(IN THOUSANDS)                                                                           ---------------      -----------------
CASH AND CASH EQUIVALENTS AT JANUARY 1                                     $      256,626       $        228,161

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                        171,960                149,319
 Adjustments to reconcile net income to net cash flows from
  operating activities:
  (Income) loss from discontinued operations                                       (5,994)                 1,173
  Depreciation expense                                                             37,643                 36,658
  Amortization expense                                                              3,926                  4,436

 Change in working capital, net of acquisitions:
   Receivables                                                                   (113,425)               (90,238)
   Inventories and other current assets                                           (27,477)               (14,696)
   Accounts payable                                                                40,274                  5,432
   Deferred revenues                                                                5,453                  7,569
   Accrued liabilities                                                             28,898                 53,400
   Change in tax accounts:
    Deferred income taxes                                                          93,459                 82,450
    Payment relating to income tax audits                                        (131,146)                    --
  Other, net                                                                        8,906                  5,540
                                                                            --------------        ---------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                       112,477                241,043
                                                                            --------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                                               (35,270)               (39,903)
 Sale of equipment and other assets                                                 2,044                  7,271
 Business acquisitions, net of cash acquired                                      (27,342)               (26,519)
 Notes receivable, financial investments and securities                           (13,492)               (32,505)
                                                                            --------------        ---------------
NET CASH USED FOR INVESTING ACTIVITIES                                            (74,060)               (91,656)
                                                                            --------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of debt                                                               108,299                     --
 Payments of debt                                                                (157,371)               (29,778)
 Purchase of ServiceMaster stock                                                  (51,305)               (55,482)
 Shareholders' dividends                                                          (96,118)               (93,336)
 Other, net                                                                        25,040                 11,737
                                                                            --------------        ---------------
NET CASH USED FOR FINANCING ACTIVITIES                                           (171,455)              (166,859)
                                                                            --------------        ---------------

NET CASH USED FOR OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                    (942)                (7,959)
                                                                            --------------        ---------------

CASH DECREASE DURING THE PERIOD                                                  (133,980)               (25,431)
                                                                            --------------        ---------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                  $      122,646       $        202,730
                                                                           ===============      =================

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

NOTE 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. Revenues from the Company's commercial installation contracts, primarily relating to heating, ventilation and air conditioning (HVAC), and electrical are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems as well as home warranty services frequently are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. The Company has franchise agreements in its TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, Amerispec and Furniture Medic businesses. Franchised revenue (which in the aggregate represents less than four percent of consolidated revenue) consists principally of monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Income from franchised revenue represented seven percent and eight percent of consolidated operating income before headquarter overheads for the three months ended September 30, 2005 and 2004, respectively, and nine percent of consolidated operating income before headquarter overheads for the nine months ended September 30, 2005 and September 30, 2004. The portion of total franchise fee income related to initial fees received from the sale of a franchise were immaterial to the Company's consolidated financial statements for all periods.

The Company had $449 million and $443 million of deferred revenue at September 30, 2005 and December 31, 2004, respectively, which consist primarily of upfront payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs occur, such as when the services are performed or claims are incurred.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen ChemLawn has significant seasonality in its business. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen ChemLawn defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These costs are deferred and recognized approximately in proportion to revenue over the balance of the year, and are not deferred beyond the calendar year-end.

The cost of direct-response advertising at Terminix consists primarily of direct-mail promotions, for which the cost is capitalized and amortized over the one-year customer contract life.

The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ materially from the actual results. Disclosures in the 2004 Annual Report presented the significant areas that require the use of management's estimates and discussed how management formed its judgments. The areas discussed included the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; income tax liabilities and deferred tax accounts; useful lives for depreciation and amortization expense; and the valuation of tangible and intangible assets. In 2005, there was a correction in estimating the accrual for termite damage claims. The Company recorded $8 million of adjustments through September 2005 in order to increase the accrual relating to prior years termite damage claims. There have been no other changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

The increase in goodwill and intangible assets relates to tuck-in acquisitions completed throughout the first nine months by Terminix and TruGreen ChemLawn, as well as the acquisition of a distributorship by ServiceMaster Clean in the third quarter.

The table below summarizes the goodwill and intangible asset activity and balances:


(IN THOUSANDS)

                                         AS OF                                                              AS OF
                                         DEC. 31,                                                          SEPT. 30,
                                         2004                 ADDITIONS               AMORT.                 2005
                                    ------------------     -----------------       --------------      -----------------
Not Amortized:
Goodwill                            $     1,568,044        $         29,663       $           --       $      1,597,707
Trade names & other                         204,793                  10,700                   --                215,493

Amortized:
Other intangible assets                      45,788                   3,257                   --                 49,045
Accumulated amortization(1)                 (29,801)                     --               (3,926)               (33,727)
                                    ----------------       -----------------       --------------      -----------------
Net other intangibles                        15,987                   3,257               (3,926)                15,318
                                    ----------------       -----------------       --------------      -----------------
Total                               $     1,788,824        $         43,620        $      (3,926)      $      1,828,518
                                    ================       =================       ==============      =================

(1) Annual amortization expense of approximately $5 million in 2005 is expected to decline over the next five years.

The table below presents, by segment, the goodwill that is not subject to amortization:

(IN THOUSANDS)                       SEPT. 30,                   DEC. 31,
                                       2005                        2004
                              ------------------------     -------------------
TruGreen                      $         696,847            $          681,954
Terminix                                657,827                       643,567
American Home Shield(1)                  85,526                        72,085
ARS/AMS                                  56,171                        56,171
Other Operations(1)                     101,336                       114,267
                              ------------------           -------------------
Total                         $       1,597,707            $        1,568,044
                              ==================           ===================

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


(IN THOUSANDS, EXCEPT PER SHARE DATA)          THREE MONTHS                             THREE MONTHS
                                           ENDED SEPT. 30, 2005                    ENDED SEPT. 30, 2004
                                  ---------------------------------------  ----------------------------------------

CONTINUING OPERATIONS:                 Income   Shares               EPS       Income     Shares              EPS
----------------------            ------------ --------         --------- ------------ ----------         --------

 Basic earnings per share         $    75,063  291,474          $   0.26   $    68,343    290,258        $  0.24
                                                                =========                                 ========

Effect of dilutive securities, net of tax:
 Options & SARS                                  5,765                                      5,078
 Convertible Securities                 1,178    8,000                           1,178      8,000
                                    ---------- --------                    ----------- ----------
 Diluted earnings per share       $    76,241  305,239          $   0.25   $    69,521    303,336         $  0.23
                                    ========== ========         =========  =========== ==========         ========



(IN THOUSANDS, EXCEPT PER SHARE DATA)          NINE MONTHS                              NINE MONTHS
                                          ENDED SEPT. 30, 2005                     ENDED SEPT. 30, 2004
                                  --------------------------------------  ----------------------------------------

CONTINUING OPERATIONS:                 Income   Shares              EPS       Income      Shares              EPS
----------------------            ------------ --------         --------  ----------- -----------        ---------
Basic earnings per share          $   165,966  291,426         $   0.57   $  150,492      290,647        $    0.52
                                                                ========                                 =========
Effect of dilutive securities, net of tax:
 Options & SARS                                  5,824                                     4,790
 Convertible Securities                 3,534    8,000                         3,534       8,000
                                    ---------- --------                    ---------- -----------

 Diluted earnings per share       $   169,500  305,250         $   0.56   $  154,026      303,437        $   0.51
                                    ========== ========         ========   ========== ===========        =========


NOTE 7: Beginning in 2003, the Company began accounting for employee stock options and stock appreciation rights in accordance with SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 requires that stock options, stock appreciation rights, and share grant awards be recorded at fair value and that this value be recognized as compensation expense over the vesting period of the award. SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", provided alternative methods of transitioning to the fair-value based method of accounting for employee stock options as compensation expense. The Company is using the "prospective method" of SFAS 148 and is expensing the fair-value of new employee option grants awarded in 2003 and later.

Employee option grants awarded prior to 2003 continue to be accounted for under the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted under GAAP. Compensation expense relating to the unvested portion of these awards would have resulted in proforma reported net income and net earnings per share as follows:


                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPT. 30,                               SEPT. 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)               2005                 2004                2005                2004
                                               ---------------      ---------------      --------------      -------------

Net income as reported                         $       81,587       $       67,724       $     171,960       $    149,319

Add back:  Stock-based compensation
 expense included in reported net income,
 net of related tax effects                               620                  291               1,685                830

Deduct:  Stock-based compensation
 expense determined under fair-value method,
 net of related tax effects                            (1,380)              (1,396)             (4,389)            (4,216)
                                               ---------------      ---------------      --------------      -------------

Proforma net income                            $       80,827       $       66,619       $     169,256       $    145,933
                                               ===============      ===============      ==============      ==============

Basic Earnings Per Share:
 As reported                                   $         0.28       $         0.23       $        0.59       $       0.51

 Proforma                                      $         0.28       $         0.23       $        0.58       $       0.50

Diluted Earnings Per Share:
 As reported                                   $         0.27       $         0.23       $        0.57       $       0.50

 Proforma                                      $         0.27       $         0.22       $        0.57       $       0.49


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

NOTE 8: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 is presented in the following table:

                                                        (IN THOUSANDS)
CASH PAID FOR OR (RECEIVED FROM):                  2005                2004
---------------------------------                  ----                ----
Interest expense                              $   54,784           $  52,836
Interest and investment income                   (15,725)            (12,713)
Income taxes, net of refunds                     141,496              11,796

The increase in cash received from interest and investment income reflects a higher level of investment income and gains realized on the growing investment portfolio at American Home Shield. Cash paid for income taxes increased in 2005 as a result of $131 million of taxes paid this year to the IRS and various states pursuant to the Company's agreement with the Internal Revenue Service
(IRS) that was reached in January 2005. Acquisitions for the nine months ended September 30, 2005 totaled $44 million, compared with $41 million in 2004. Consideration consisted of cash payments, seller financed notes and Company stock.

NOTE 9: Total comprehensive income was $83 million and $66 million for the three months ended September 30, 2005 and 2004, respectively and $170 million and $146 million for the nine months ended September 30, 2005 and 2004, respectively. Total comprehensive income primarily includes net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

NOTE 10: The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen ChemLawn and Terminix to a wholly owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the nine months ended September 30, 2005 and 2004, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an additional source of liquidity. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business that will, at times, limit the amount available to the Company.

NOTE 11: Total debt was $769 million at September 30, 2005, approximately $36 million below the level at December 31, 2004. Approximately 60 percent of the Company's debt matures beyond five years and 50 percent beyond fifteen years. In April 2005, approximately $137 million of the Company's public debt matured. The Company funded this debt payment with long-term financing under revolving credit facilities.

NOTE 12: In the past several years, the Company has sold or exited various operations of the Company. The results of these business units have been reclassified as "Discontinued Operations" in the accompanying financial statements. The following table summarizes the activity during the nine months ended September 30, 2005 for the remaining liabilities from the discontinued operations, with $11 million of the decrease during this period reflecting the favorable conclusion of certain obligations related to the previously sold international pest control operations. The remaining liabilities primarily represent obligations related to long-term self-insurance claims. The Company continues to believe that the remaining reserves are adequate.


(IN THOUSANDS)                     BALANCE AT               CASH                                   BALANCE AT
                                    DECEMBER 31,          PAYMENTS             INCOME/              SEPT. 30,
                                      2004                OR OTHER            (EXPENSE)               2005
                                ------------------      --------------      --------------      ------------------
Remaining liabilities from
  discontinued operations       $          30,593       $       5,517       $       9,566       $          15,510


NOTE 13: In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In the second quarter of 2005, the IRS commenced the audits of the Company's tax returns for 2003, 2004, and 2005. As with any review of this nature, the outcome of the IRS examination is not known at this time.

NOTE 14: The business of the Company is conducted through five operating segments: TruGreen, Terminix, American Home Shield, ARS/AMS and Other Operations. The TruGreen segment provides residential and commercial lawn care and landscaping services through the TruGreen ChemLawn and TruGreen LandCare companies. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The ARS/AMS segment provides HVAC, plumbing and electrical installation and repair services provided under the ARS Service Express, American Mechanical Services and Rescue Rooter brand names. The Other Operations segment includes the franchised and Company-owned operations of ServiceMaster Clean, Furniture Medic and Merry Maids, which provide disaster restoration, commercial cleaning, carpet and upholstery cleaning, furniture repair and maid services. The segment also includes the Company's headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. Segment information is presented in the following table.


(IN THOUSANDS)                   THREE MONTHS        THREE MONTHS             NINE MONTHS        NINE MONTHS
                                ENDED SEPT. 30,    ENDED SEPT. 30,          ENDED SEPT. 30,    ENDED SEPT. 30,
                                     2005                2004                    2005                2004
                               ------------------  -----------------       ------------------ -------------------
Operating Revenue:

 TruGreen                      $         458,643   $        438,474        $       1,159,408  $        1,116,843
 Terminix                                266,986            253,235                  820,347             772,349
 American Home Shield                    154,599            137,961                  409,895             374,220
 ARS/AMS                                 208,057            181,097                  570,091             514,778
 Other Operations                         45,264             43,100                  130,229             121,284
-----------------------------  ------------------  -----------------       ------------------ -------------------
Total Operating Revenue        $       1,133,549   $      1,053,867        $       3,089,970  $        2,899,474
=============================  ==================  =================       ================== ===================


Operating Income (1):
 TruGreen                      $          79,413   $         79,983        $         140,408  $          142,982
 Terminix                                 34,060             26,695                  122,071             111,432
 American Home Shield                     22,851             23,433                   60,802              57,386
 ARS/AMS                                   4,864              4,302                    6,548               2,267
 Other Operations                         (9,259)            (9,587)                 (27,157)            (28,767)
-----------------------------  ------------------  -----------------       ------------------ -------------------
Total Operating Income         $         131,929   $        124,826        $         302,672  $          285,300
=============================  ==================  =================       ================== ===================

(1) Presented below is a reconciliation of segment operating income to income from continuing operations before income taxes.


(IN THOUSANDS)                           THREE MONTHS        THREE MONTHS         NINE MONTHS        NINE MONTHS
                                        ENDED SEPT. 30,     ENDED SEPT. 30,     ENDED SEPT. 30,    ENDED SEPT. 30,
                                             2005                2004                2005               2004
                                     -------------------   ------------------   ----------------- -----------------
Segment Operating Income             $      131,929         $      124,826       $    302,672        $     285,300

Non-operating expense (income):

  Interest expense                           13,749                 15,210             43,729               45,148

  Interest and investment income             (5,516)                (3,913)           (18,116)             (11,519)

  Minority interest and other
  expense, net                                2,080                  2,047              6,173                6,179
---------------------------------  ---------------------   ------------------   ----------------- -----------------
Income from Continuing
  Operations before Income Taxes     $      121,616         $      111,482       $    270,886        $     245,492
=================================  =====================   ==================   ================= =================


(IN THOUSANDS)                                                          AS OF                     AS OF
                                                                   SEPT. 30, 2005             DEC. 31, 2004
                                                               ------------------------ -----------------------
Identifiable Assets:
  TruGreen                                                     $       1,020,617          $     957,683
  Terminix                                                               873,704                843,272
  American Home Shield                                                   532,719                474,326
  ARS/AMS                                                                221,623                191,618
  Other Operations                                                       497,334                673,303
-------------------------------------------------------------  ------------------------ -----------------------
Total Identifiable Assets                                      $       3,145,997          $   3,140,202
=============================================================  ======================== =======================


(IN THOUSANDS)                                                         AS OF                      AS OF
                                                                   SEPT. 30, 2005             SEPT. 30, 2004
                                                               -----------------------   ----------------------
Capital Employed: (2)
  TruGreen                                                     $         919,870          $     899,813
  Terminix                                                               634,164                617,342
  American Home Shield                                                   202,152                162,734
  ARS/AMS                                                                 98,053                 96,615
  Other Operations                                                        66,213                (33,873)
-------------------------------------------------------------  -----------------------    ----------------------
Total Capital Employed                                         $       1,920,452          $   1,742,631
=============================================================  =======================    ======================

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


(IN THOUSANDS)                                                           AS OF                      AS OF
                                                                    SEPT. 30, 2005              SEPT. 30, 2004
                                                                ------------------------  ---------------------------
Total Assets                                                    $        3,145,997           $      3,094,820

 Less:
 Current liabilities, excluding current portion of
   long-term debt                                                          928,352                    875,796
 Long-term liabilities                                                     297,193                    476,393
--------------------------------------------------------------  ------------------------  ---------------------------
Total Capital Employed                                          $        1,920,452           $      1,742,631
==============================================================  ========================  ===========================

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER 2005 COMPARED TO 2004

ServiceMaster (the "Company") reported third quarter 2005 revenue of $1.13 billion, an eight percent increase compared to 2004. Every business segment achieved solid increases in revenue, and substantially all of the growth was organic. Third quarter diluted earnings per share were $.27 compared with $.23 in 2004. Diluted earnings per share from continuing operations increased nine percent to $.25, compared to $.23 in 2004. Operating income for the third quarter increased six percent to $132 million compared to $125 million in 2004. The increase in operating income primarily reflects strong double-digit profit growth at Terminix supported by improved labor and material cost efficiencies from a new liquid termite perimeter treatment technique and a new termite bait product, improved profitability in the ARS operations, and continued safety-related savings. These factors offset higher fuel costs, which impact the enterprise's entire fleet as well as petroleum-based fertilizer used at TruGreen ChemLawn, much higher claim costs at American Home Shield which resulted from hotter weather conditions, as well as continued investments in certain strategic initiatives.

The enterprise's results continued to be affected by two significant costs that are trending in opposite directions. (1) Fuel Costs - The Company's large fleet, with annual consumption of over 35 million gallons, continues to be negatively impacted by significant increases in oil prices, which have also adversely impacted fertilizer costs at TruGreen ChemLawn. Although the Company hedges approximately two-thirds of its estimated annual fuel usage, even net of the hedges, fuel costs increased over $5 million in the third quarter and approximately $12 million for the first nine months. The Company expects this trend to continue and anticipates that it will be absorbing over $.03 per share of incremental costs due to this factor in 2005. At current price levels, a similar incremental impact would be expected in 2006. The Company is piloting GPS and routing and scheduling technologies which would tighten routes and reduce drive time and fuel consumption. The Company is also starting to evaluate the use of hybrid trucks. These have a longer runway, but if viable, would have an even more significant impact on fuel consumption. (2) Safety-related costs - On the positive side, the Company continues to experience favorable results from its efforts to reduce safety and insurance related costs, which include workers' compensation, auto and general liability claims. As previously disclosed, this once rapidly escalating cost has already started to recede. Through the first nine months of 2005, the Company has achieved a reduction in overall vehicle collisions and a sharp decline in lost employee work days. In addition, the cost of claims incurred in 2004 and prior years continues to trend favorably in comparison to the original estimates prepared by the Company's independent actuaries. In total, safety and insurance related costs, including the effects of favorable prior year claims trending, were down over $5 million during the third quarter and $12 million for the first nine months. The Company is still well short of its long term safety targets, and is anticipating continued progress in the future.

The Company has re-affirmed its outlook for the year. The Company continues to expect annual revenue growth to be in the mid to high single digit range and that earnings per share will grow somewhat faster than revenues. The Company's cash provided from operating activities has consistently and significantly exceeded net income, and the Company expects this trend to continue in 2005, even after considering the effects of the payments related to the previously disclosed agreement with the Internal Revenue Service (IRS). Instability in gas and oil prices combined with increasing interest rates are currently having a negative effect on consumer confidence. It is too early for the Company to determine whether these trends will continue and how they will affect spending patterns in 2006, but the Company is closely monitoring these factors.

Cost of services rendered and products sold increased eight percent for the third quarter and increased as a percentage of revenue to 65.6 percent in 2005 from 65.2 percent in 2004. This increase primarily reflects the growth in the ARS/AMS segment as these operations generally have lower gross margin levels relative to the rest of the enterprise, as well as the impact of higher fuel costs, offset in part by favorable trending of prior year self-insured claims. Selling and administrative expenses increased seven percent for the quarter. As a percentage of revenue, these costs decreased to 22.6 percent for the quarter in 2005 from 22.8 percent in 2004.

Net non-operating expenses were reduced by approximately $3 million in the third quarter. Approximately one-half of this decrease was due to lower interest expense resulting from the repayment of fixed rate debt in April, with the balance attributable to income and realized gains from the growing American Home Shield investment portfolio.

The income from discontinued operations, net of income taxes for the third quarter and nine months ended September 30, 2005 primarily reflects the favorable conclusion of certain obligations related to previously sold international pest control operations.

SEGMENT REVIEWS FOR THE THIRD QUARTER 2005 COMPARED TO 2004

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

The TruGreen segment includes lawn care services performed under the TruGreen ChemLawn brand name and landscape maintenance services provided under the TruGreen LandCare brand name. The TruGreen segment reported third quarter revenue of $459 million, five percent above the prior year. The segment reported a one percent decrease in operating income for the quarter to $79 million compared to $80 million in 2004. The 2004 results included a non-recurring pre-tax gain of $4 million from the sale of a support facility.

Revenue in the lawn care operations increased five percent to $341 million from $325 million in 2004. Year-to-date unit sales increased modestly from last year's levels as the Company's neighborhood selling efforts and direct mail programs offset a decline in telemarketing sales due to the increased impact of "do-not-call" restrictions. This successful expansion of new sales channels, combined with a two percent improvement in price realization and approximately two percent growth in supplemental services (e.g., seeding and aeration), generated mid single digit revenue growth in the quarter. Third quarter operating income of the lawn care operations declined $2 million, primarily as a result of last year's $4 million non-recurring gain from the sale of a support facility, and differences in the timing of certain expenses between interim periods. Improved labor productivity and other cost controls helped offset the impact of higher fuel and fertilizer costs.

Third quarter revenue in the landscape maintenance business increased three percent to $117 million, compared to $114 million in 2004. Base contract maintenance revenue increased three percent despite a decline in customer retention. Enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching, etc.), which accounts for approximately one-third of this business' revenue, also increased three percent for the quarter. Although this rate of growth is still modest relative to the Company's long-term expectations for this business, management is encouraged by its steady improvement. The Company believes the trend of improvement should continue into the fourth quarter and into 2006 and beyond, as it develops a systematically stronger sales organization, with an expanded team that is better qualified, trained and equipped to realize the substantial growth potential in this business. Third quarter operating losses for the landscape operations improved by $1 million reflecting improvements in labor, material and safety-related costs, and a favorable reduction in acquisition related reserves, offset in part by higher fuel prices.

Capital employed in the TruGreen segment increased two percent primarily reflecting the impact of tuck-in acquisitions, offset in part by improved working capital management.

The Terminix segment, which includes termite and pest control services, reported a five percent increase in third quarter revenue to $267 million, compared to $253 million in 2004. Operating income increased 28 percent to $34 million compared to $27 million in 2004. This unit achieved solid growth in revenue from initial termite applications ("termite completions") as an increase in unit sales was supported by a larger sales force and expanded geographic presence. A strong increase in termite renewal revenue resulted from improved pricing, partially offset by a decrease in customer retention. Solid growth in third quarter pest control revenue reflected the impact of acquisitions, offset in part by lower customer retention. As previously disclosed, there have been two successful innovations on the termite side of the business this year. In March, the Company introduced a new bait option which utilizes an active termiticide from day one, and provides meaningful labor and material cost advantages over the prior offering. Labor efficiencies are also being realized in the Company's liquid option as a result of the new perimeter treatment technique. The strong growth in the segment's operating income reflects these labor and material cost savings, and lower current year damage claims expense. Combined, these more than offset the effects of a $4 million correction to the accrual related to prior years termite damage claims and the effects of higher fuel costs. Capital employed in the Terminix segment increased three percent, reflecting the impact of tuck-in acquisitions.

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported a 12 percent increase in revenue to $155 million from $138 million in 2004 and a two percent decrease in operating income to $23 million. New warranty contract sales, which are reported as earned revenue over the subsequent twelve-month contract period, increased nine percent for the quarter. A solid increase in customer renewals, which are American Home Shield's largest source of revenue, was supported by a larger base of renewable customers and an overall improved customer retention rate. American Home
Shield's  second  largest   channel,   real  estate  sales,  has  shown  initial
improvements in momentum and a modest increase in sales for the quarter. Consumer sales, the Company's fastest growing channel, experienced strong double-digit growth driven by an increased level of targeted direct mail. Third quarter operating income declined modestly as incremental profits from the increased revenue levels were more than offset by approximately $11 million of higher air conditioning claim costs relating to both an increased rate of claims per contract as well as a higher cost per claim, resulting from hotter weather compared to the generally mild conditions that prevailed last year. In addition, the Company made planned investments in initiatives to increase market penetration and further improve customer retention. Operating income comparisons to last year were positively impacted by a $5.5 million cumulative negative adjustment to deferred revenue and operating income that was reported in the third quarter of 2004. Capital employed increased 24 percent reflecting volume growth in the business resulting in a higher level of marketable securities balances. The calculation of capital employed for the American Home Shield segment includes approximately $279 million and $261 million of cash, cash equivalents and marketable securities at September 30, 2005 and 2004, respectively.

The ARS/AMS segment provides direct HVAC, plumbing and electrical installation and repair services under the brand names of ARS Service Express and Rescue Rooter (collectively "ARS Service Express"), as well as American Mechanical Services (AMS) for large commercial accounts. Revenue for the third quarter increased 15 percent to $208 million in 2005 from $181 million in 2004. Operating income increased to $5 million from $4 million in 2004. The segment's revenue growth consisted of very strong increases in commercial project revenue in the AMS operations, continued strong growth in ARS' HVAC replacement sales and residential new construction installations, and a slight increase in HVAC service revenue. The growth in HVAC replacement sales was supported by the Company's efforts to increase the sales mix of higher priced and more energy efficient units, continued growth in ARS' retail outlet initiative, as well as the favorable impact of hotter weather conditions across most of the country. In the third quarter, plumbing service revenue decreased modestly, resulting from continued declines in retail service calls, which more than offset increases from sewer line repairs and light commercial services. The increase in the segment's third quarter operating income resulted from the increased level of revenue, a more favorable mix of replacement sales, and reductions in insurance and marketing expenses. This was offset in part by a provision for loss contracts at an AMS location, higher incentive compensation, and increased fuel costs. Capital employed in this segment increased one percent.

The Other Operations segment includes the Company's ServiceMaster Clean and Merry Maids operations as well as its headquarters functions. Revenue in this segment increased five percent to $45 million compared to $43 million in 2004. On a combined basis, the ServiceMaster Clean and Merry Maids franchise operations reported revenue growth of six percent and a solid increase in operating income. ServiceMaster Clean continued to achieve double-digit growth in disaster restoration services along with improved momentum in commercial cleaning. Merry Maids continued to experience strong internal revenue growth in its branch operations. The segment as a whole reported a slightly smaller third quarter operating loss in 2005, reflecting the effects of favorable, actuarially determined adjustments to prior year self-insurance reserves, and higher profits from ServiceMaster Clean and Merry Maids, offset by planned increases in other headquarter level costs and investments. Capital employed in this segment increased, primarily reflecting the changes in deferred tax accounts that were recorded in the fourth quarter of 2004 at the conclusion of the IRS reviews of the Company's federal income taxes through the year 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO 2004

The Company reported revenue of $3.09 billion for the nine months ended September 30, 2005, a seven percent increase over 2004, with approximately six percent of the growth from organic sources. For the nine months, diluted earnings per share were $.57 compared with $.50 in 2004. Diluted earnings per share from continuing operations were $.56, 10 percent above the $.51 reported in 2004. Operating income increased six percent to $303 million compared to $285 million in 2004. Operating income margins were comparable to 2004, reflecting higher margins at Terminix, improved profitability in the ARS and TruGreen LandCare operations, and reduced safety-related costs throughout the enterprise, offset in part by higher fuel costs, and increased claim costs at American Home Shield due to hotter weather conditions, as well as continued investments in certain strategic initiatives.

Cost of services rendered and products sold increased six percent for the nine months and decreased as a percentage of revenue to 66.2 percent in 2005 compared to 66.6 percent in 2004. The decrease as a percentage of revenue primarily reflects the impact of continued favorable trending of prior year self-insurance claims, offset in part by increased fuel costs. Selling and administrative expenses increased nine percent and increased as a percentage of revenue to 23.9 percent in 2005 from 23.5 percent in 2004.

Net non-operating expense decreased $8 million from 2004, primarily reflecting higher investment income experienced on the American Home Shield investment portfolio. It is important to note that investment gains are an integral part of the business model at American Home Shield, and there will always be some market-based variability in the amount of gains realized from quarter to quarter.

KEY PERFORMANCE INDICATORS

The table below presents selected metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

                                                  KEY PERFORMANCE INDICATORS
                                                      AS OF SEPTEMBER 30,
                                                   2005                2004
                                               --------------     -------------

TRUGREEN CHEMLAWN-
  Growth in Full Program Contracts                   1%                   7%
  Customer Retention Rate                         64.1%                64.8%

TERMINIX -
  Growth in Pest Control Customers                   4%                   6%
  Pest Control Customer Retention Rate            77.7%                78.4%

  Growth in Termite Customers                        0%                  -1%
  Termite Customer Retention Rate                 87.3%                88.1%

AMERICAN HOME SHIELD -
  Growth in Warranty Contracts                       6%                   5%
  Customer Retention Rate                         56.5%                55.0%


SEGMENT REVIEWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO 2004

As discussed in the third quarter comparison, the following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements.

For the nine months, the TruGreen segment reported revenue of $1.2 billion, four percent above the prior year. Operating income decreased two percent to $140 million compared to $143 million in 2004, which included a pre-tax gain of $4 million from the sale of a support facility.

Revenue in the lawn care operations increased five percent to $822 million from $786 million in 2004. The increase in revenue reflects improved price realization, growth in supplemental customer services, as well as the higher customer count. The lawn care operations have continued to successfully diversify their sales channels through increased emphasis on neighborhood selling, direct mail and other efforts. Expansion of these new sales channels have helped offset continued declines in telemarketing sales, which have been adversely impacted by "do-not-call" restrictions. Year-to-date sales from direct mail efforts have increased over 13 percent, while sales from neighborhood programs have more than tripled to almost 300,000 customers. With respect to overall pricing, the lawn care operations have achieved a two percent overall improvement in price realization this year through disciplined efforts to reduce discounting on new sales and strategically targeted price increases to the existing customer base. The customer retention rate decreased 70 basis points, as improvements in the U.S. were offset by declines in Canada. The circumstances in Canada are unique, and included the combination of five acquired brands into one at the beginning of this year, as well as tightened application regulations in certain markets. Despite this recent decline, overall retention rates have increased 400 basis points over the last four years and the Company is targeting, and anticipating, meaningful additional improvement in the future. To capture that opportunity, the Company has taken comprehensive steps to improve customer communication and problem resolution procedures, expand quality assurance processes, and provide focused incentives at all levels. For the nine months, operating income in the lawn care operations decreased $6 million. This comparison was adversely impacted by the gain in 2004 from the sale of a support facility, increased fuel costs this year, the first time inclusion of $3 million of seasonal losses in the Canadian operations that were acquired in April 2004, and the timing of certain expenses between quarters. These factors more than offset the incremental profits from increased revenues and reduced safety-related costs for the nine months.

Revenue in the landscape maintenance operations increased two percent to $337 million from $331 million in 2004. The level of the operating loss of the landscape operations improved $3 million for the nine months, reflecting improvements in labor, material and safety-related costs and the favorable impact of one-time branch shut-down costs that were incurred last year, partially offset by higher fuel prices. The Company continues to anticipate improvement in the operating results of the landscape operations for the fourth quarter and for the full year. Results are expected to benefit from management's focus on key initiatives, including: improving the scheduling and management of labor costs, enhancing the capabilities, training and methods of the sales team, and reducing workers compensation and safety claims.

The Terminix segment reported a six percent increase in revenue for the nine months to $820 million compared to $772 million in 2004 and operating income growth of 10 percent to $122 million compared to $111 million in 2004. For the nine months, strong growth in termite completion revenue was supported by both an increase in unit sales, despite a relatively weak termite swarm season, resulting from an expanded sales force and geographic presence, as well as the favorable impact of a new termite bait product introduced in 2005. Solid growth in termite renewal revenue reflected the impact of improved pricing, offset in part by an 80 basis point decline in customer retention. Solid growth in pest control revenue resulted from the impact of acquisitions and an increase in unit sales, offset in part by a decline in retention. The Company is taking comprehensive steps to reverse the trend in retention in both the termite and pest operations and realize improvements over the next few years, which the Company believes could be in the 300 basis point range. Key actions include more strategic pricing practices, improved problem resolution procedures, and more extensive communication and follow up with customers. Operating income growth for the nine months was supported by the higher revenue levels as well as improved labor and material cost efficiencies resulting from the new liquid termite perimeter treatment technique and the new termite bait product, offset in part by incremental pre-season investments made in the first quarter to expand the sales force and re-organize the field operations. In addition, since more of the total first year costs associated with the new termite bait product are incurred at the time of installation, less revenue and gross profit is required to be deferred to future quarters. This timing benefit favorably impacted this year's second quarter operating income but did not have a significant net impact on the third quarter. During the first nine months, Terminix recorded approximately $8 million of incremental damage claim expense due to a correction in the estimated prior years reserve levels. Last year, Terminix recorded a $6 million favorable but non recurring adjustment in the second quarter.

For the nine months, the American Home Shield segment reported a 10 percent increase in revenue to $410 million from $374 million in 2004 and operating income growth of six percent, to $61 million compared to $57 million in 2004. New warranty contract sales, which are reported as earned revenue over the subsequent twelve-month contract period, increased nine percent for the first nine months. Real estate sales increased slightly for the first nine months, while an increased level of targeted direct mail solicitations resulted in strong double-digit sales growth in the consumer sales channel. Customer renewals increased at a double-digit rate, resulting from an increase in the base of customers available to renew and an overall improved customer retention rate. The improvement in retention reflects a favorable mix in customers renewing as well as a reduced level of non-renewal contracts due to mortgage refinancings. As noted in the third quarter comparison, incremental operating income from the increased revenue levels was offset in part by higher claim costs due to hotter weather conditions this year and investments in initiatives to increase market penetration and improve customer retention. Additionally, the operating income comparison to last year was positively impacted by a $5.5 million cumulative negative adjustment to deferred revenue and operating income that was reported in the third quarter of 2004.

The ARS/AMS segment reported an 11 percent increase in revenues for the nine months to $570 million compared to $515 million in 2004. The segment reported operating income of $7 million in 2005 compared to $2 million in 2004. The increase in revenue resulted from very strong growth in AMS' commercial project revenue and double-digit increases in ARS' HVAC replacement sales and residential new construction installations. These increases were partially offset by declines in core HVAC and plumbing service call revenue. For the nine months, the increase in operating income was supported by the higher volume of revenue, lower insurance costs and a reduced level of marketing spending, offset in part by a provision for loss contracts at an AMS location and increased incentive compensation and fuel costs. At AMS, installation and retrofit project revenue and related backlogs increased at double-digit rates, as the commercial construction sector continues to steadily recover from a cyclical downturn.

The Other Operations segment reported a seven percent increase in revenues to $130 million for the nine months compared with $121 million in 2004. On a combined basis, the ServiceMaster Clean and Merry Maids franchise operations achieved revenue growth of eight percent with a strong increase in operating income. ServiceMaster Clean reported strong growth in disaster restoration services, while Merry Maids achieved very strong internal revenue growth and improving gross profit margins in the branch operations. For the first nine months, the Other Operations segment reported a smaller operating loss in 2005, resulting from the effects of favorable, actuarially determined adjustments to prior year self-insurance reserves, and higher profits from ServiceMaster Clean and Merry Maids, offset by planned increases in other headquarter level costs and investments.

FINANCIAL POSITION AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided from operating activities was $112 million for the nine months, compared to $241 million in the prior year. The decrease in net cash flow of $129 million primarily reflects $131 million of previously disclosed tax payments relating to the 2005 IRS agreement. These payments represent only one part of a four part agreement with the IRS, which also included: tax savings of $25 million that were realized in 2004; a reduction in required estimated tax payments in 2005 of $45 million, and a deferred tax annuity totaling $57 million that will be realized through 2016. Approximately one half of the expected $45 million reduction in estimated tax payments was realized as an offset to taxes payable in the third quarter. Excluding the impact of the $131 million tax payment to the IRS and various states this year, nine month cash provided by operating activities totaled $243 million, slightly more than the prior year level. This result primarily reflects a higher level of income offset by an increase in working capital usage resulting from increased incentive payments made early in the year relating to 2004 performance.

Full year cash provided from operating activities is expected to remain strong, reflecting a solid earnings base, businesses that need relatively little working capital to fund growth in their operations, and significant annual recoveries of deferred tax assets.

The significant annual cash tax benefit that results from the recovery of deferred tax assets primarily is associated with a large base of amortizable intangible assets which exist for income tax reporting purposes, but not for book purposes. A significant portion of these assets arose in connection with the Company's 1997 conversion from a limited partnership to a corporation. The amortization of the tax basis will result in over $50 million of average annual cash tax benefits through 2012 for which no corresponding income statement benefit is recorded.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In the second quarter of 2005, the IRS commenced the audits of the Company's 2003, 2004, and 2005 tax returns. As with any review of this nature, the outcome of the IRS examination is not known at this time.

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

Acquisitions for the nine months ended September 30, 2005 totaled $44 million, compared with $41 million in 2004. Consideration consisted of cash payments, seller financed notes and Company stock. The Company expects overall acquisitions for the year to be at approximately the same level as in 2004.

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid to shareholders totaled $96 million or $.33 per share for the nine months ended September 30, 2005. In October 2005, the Company announced the declaration of a cash dividend of $.11 per share payable on November 30, 2005 to shareholders of record on November 14, 2005. The timing and amount of future dividends and related increases are at the discretion of the Board of Directors and will depend, among other things, on the Company's capital structure objectives and cash requirements.

In July 2000, the Board of Directors authorized $350 million for share repurchases. There remains approximately $30 million available for repurchases under the July 2000 authorization. The Company completed approximately $51 million in share repurchases in the nine months ended September 30, 2005 at an average price of $13.61 per share. The Company expects share repurchases for the full year to be approximately $10 million higher than the level in 2004. The actual level of future share repurchases will depend on various factors such as the Company's commitment to maintain an investment grade credit rating and other strategic investment opportunities.

LIQUIDITY
Cash and short and long-term marketable securities totaled approximately $379 million at September 30, 2005, compared with $496 million at December 31, 2004. This decrease reflects the previously disclosed tax payments relating to the 2005 IRS agreement. Approximately $354 million of the 2005 amount is effectively required to support regulatory requirements at American Home Shield and for other purposes. Total debt was $769 million at September 30, 2005, approximately $36 million lower than the amount at December 31, 2004.

Approximately 60 percent of the Company's debt matures beyond five years and 50 percent beyond fifteen years. In April 2005, $137 million of the Company's public debt matured. The Company funded this debt payment with long-term financing under the existing revolving credit facilities.

Management believes that funds generated from operating activities and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company. The Company maintains a revolving credit facility of $500 million. In May 2005, this agreement was amended to extend the maturity date to May 2010 and reduce by 50 basis points the interest rate payable under the facility. As of September 30, 2005, the Company had $90 million of borrowings outstanding under this facility and had issued approximately $142 million of letters of credit, resulting in unused commitments of approximately $268 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. During the nine month period ended September 30, 2005, there were no receivables sold to third parties under this agreement.

There have been no material changes in the Company's financing agreements since December 31, 2004, other than as mentioned in the preceding paragraph. As described in the Company's 2004 Annual Report, the Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and an interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company's ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company's dividend and share repurchase plans in the near future. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At September 30, 2005, the Company was in compliance with the covenants related to these debt agreements and, based on its operating outlook for the remainder of 2005, expects to be able to maintain compliance in the future. The Company does not have any debt agreements that contain put rights or provide for acceleration of maturity as a result of a change in credit rating.

The Company maintains lease facilities with banks totaling $68 million which provide for the acquisition and development of branch properties to be leased by the Company. At September 30, 2005, there was approximately $68 million funded under these facilities. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of September 30, 2005 and December 31, 2004. The balance of the funded amount has been treated as operating leases. Approximately $15 million of the available facility expires in January 2008 and the remaining $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At September 30, 2005, the Company's residual value guarantee related to the leased assets totaled $56 million for which the Company has recorded the estimated fair value of this guarantee (approximately $1.0 million) in the Consolidated Statements of Financial Position.

The majority of the Company's fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At September 30, 2005, there was approximately $270 million of residual value relating to the Company's fleet and equipment leases. The fair value guarantee of the assets under the leases is expected to fully mitigate the Company's obligations under the agreements. The fair value of this guarantee is not material to the Company's consolidated financial statements.

The Company's 2004 Annual Report included disclosure of the Company's contractual obligations and commitments as of December 31, 2004. The Company continues to make the contractually required payments and therefore, the 2005 obligations and commitments as listed in the December 31, 2004 Annual Report have been reduced by the required payments. During the first nine months of 2005, the Company signed a product supply agreement with minimum purchases of $17 million over the next 18 months, and has entered into various other contracts totaling approximately $10 million.

FINANCIAL POSITION - CONTINUING OPERATIONS
Receivables increased from year-end levels, reflecting general business growth and increased seasonal activity. Inventories increased from year-end levels, reflecting a new vendor relationship at Terminix, as well as general business growth and increased seasonal activity.

Prepaid expenses and other assets increased from year-end primarily reflecting preseason advertising costs at TruGreen ChemLawn and Terminix as well as costs of annual repair and maintenance procedures that are performed in the first quarter at TruGreen ChemLawn. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end. Deferred customer acquisition costs increased reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through
October. These direct and incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the calendar year-end. The Company capitalizes sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale.

Property and equipment was slightly lower compared to year-end levels. The Company does not have any material capital commitments at this time.

The increase in accounts payable from year-end levels reflects seasonality and solid business growth at several of the business units. Deferred revenue increased from year-end levels, reflecting growth in contracts written at American Home Shield and the impact from the seasonal volume of the new termite bait product partially offset by a decrease from year-end 2004 levels in customer prepayment balances for lawn care services. The decrease in income taxes payable from year-end levels reflects the February 2005 federal tax payment related to the IRS agreement.

The Company has minority investors in Terminix. This minority ownership reflects an interest issued to Allied Bruce Terminix Companies in connection with the acquisition of its business in 2001. This equity security is convertible into eight million ServiceMaster common shares. The ServiceMaster shares are considered in the shares used for the calculation of diluted earnings per share.

Total shareholders' equity was $1.1 billion at September 30, 2005 and $992 million at December 31, 2004. The increase reflects operating profits from the business partially offset by cash dividend payments and share repurchases.

FINANCIAL POSITION - DISCONTINUED OPERATIONS
The assets and liabilities related to discontinued businesses have been classified in separate captions on the Condensed Consolidated Statements of Financial Position. Assets of the discontinued operations have declined from year-end levels representing collections on receivables. Liabilities of discontinued operations decreased from year-end levels resulting from the favorable conclusion of certain obligations related to the previously sold international pest control operations. The remaining liabilities primarily represent obligations related to long-term self-insurance claims.

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

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88 percent on the notional amount. The impact of these swap transactions was to convert $165 million of the Company's debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR (7.2 percent average rate during the nine months ended September 30, 2005).

The Company generally maintains the majority of its debt at fixed rates. After the effect of the interest rate swap agreements, approximately 63 percent of total debt at September 30, 2005 was at a fixed rate. With respect to other obligations, the payments on the approximately $68 million of funding outstanding under the Company's real estate operating lease facilities as well as its fleet and equipment operating leases (approximately $270 million in residual value) are tied to floating interest rates. The Company's exposure to interest expense based on floating rates is partially offset by floating rate investment income earned on cash and marketable securities. The Company believes its overall exposure to interest rate fluctuations is not material to its overall results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company's credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at September 30, 2005, a one rating category improvement in the Company's credit ratings would reduce pre-tax annual expense by approximately $0.5 million. A one rating category reduction in the Company's credit ratings would increase pre-tax expense on an annualized basis by approximately $0.9 million.

The following table summarizes information about the Company's fixed rate debt as of December 31, 2004, including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company's fixed rate debt was approximately $673 million at December 31, 2004.


                                            EXPECTED MATURITY DATE

                                                                                           THERE-
(IN MILLIONS)              2005        2006        2007        2008          2009          AFTER        TOTAL
--------------------------------------------------------------------------------------------------------------------
Fixed rate debt         $  160        $  13       $  62        $   10        $  21         $  359         $  625
Avg. rate                  8.0%         6.4%        7.0%          5.8%         7.9%           7.5%           7.5%
--------------------------------------------------------------------------------------------------------------------

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

 PART II. OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES:

In July 2000, the Board of Directors authorized $350 million for share repurchases. The following table summarizes the Company's common stock share repurchases for the three months ended September 30, 2005 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as the Company's commitment to maintain investment grade credit ratings and other strategic investment opportunities.


                                                                             TOTAL              APPROXIMATE
                                                                            NUMBER              DOLLAR VALUE
                                                                           OF SHARES           OF SHARES THAT
                                                                         PURCHASED AS            MAY YET BE
                                 TOTAL NUMBER       AVERAGE PRICE      PART OF PUBLICLY           PURCHASED
                                  OF SHARES            PAID PER            ANNOUNCED              UNDER THE
                                  PURCHASED             SHARE                PLAN                   PLAN
--------------------------------------------------------------------------------------------------------------------
July 1, 2005 through
 July 31, 2005                     --              $     --                   --                 $65,000,000

August 1, 2005 through
 August 31, 2005              1,275,588            $   13.65               1,275,588             $48,000,000

September 1, 2005 through
 September 30, 2005           1,324,200            $   13.54               1,324,200             $30,000,000

                              ------------------------------------------------------
Total                         2,599,788            $   13.60               2,599,788
                              =======================================================

ITEM 6: EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------

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

Date: November 4, 2005


                           THE SERVICEMASTER COMPANY
                           (Registrant)

                            By: /S/ ERNEST J. MROZEK
                                ---------------------

                                Ernest J. Mrozek
                                President and Chief Financial Officer