Form 10-K
period 2005-12-31
SERVICEMASTER CO
filed 2006-02-28
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14762

THE SERVICEMASTER COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-3858106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Lacey Road, Suite 600, Downers Grove, Illinois 60515
(Address of principal executive offices, including zip code)

(630) 663-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered

Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2005 was $3,838,410,329

The number of shares of the registrant’s common stock outstanding as of February 21, 2006 was 292,775,000

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

THE SERVICEMASTER COMPANY
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

The ServiceMaster Company (“ServiceMaster”) is a national company serving both residential and commercial customers. Its services include lawn care, landscape maintenance, termite and pest control, home warranty, home inspection, disaster restoration, cleaning, furniture repair, plumbing, drain cleaning, electrical, heating, and air conditioning. As of December 31, 2005, ServiceMaster provided these services through a network of over 5,500 company-owned locations and franchise licenses operating under the following leading brands: TruGreen ChemLawn, TruGreen LandCare, Terminix, ARS Service Express, Rescue Rooter, American Mechanical Services, American Home Shield, AmeriSpec, Merry Maids, ServiceMaster Clean and Furniture Medic. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

ServiceMaster is organized into five principal operating segments: TruGreen ChemLawn, TruGreen LandCare; Terminix; American Home Shield; and Other Operations. All ServiceMaster subsidiaries are wholly owned, except for The Terminix International Company L.P., in which Allied Bruce-Terminix Companies, Inc. is a Class B limited partner. The financial information for each operating segment for 2005, 2004 and 2003 is contained in Part II, Item 8 of this Form 10-K.

CHANGE IN SEGMENT REPORTING

The Company intends to sell its American Residential Services (ARS) and American Mechanical Services (AMS) companies so it can concentrate resources on its main growth businesses. The Company has retained an investment banking firm to serve as its financial advisor in this process. The ARS/AMS operations provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair services and were previously disclosed as the Company’s ARS/AMS segment. Because the Company intends to sell these companies, the results of these operations are reported within the financial statement caption “businesses held pending sale and discontinued operations” for all periods.

The Company has expanded its business segment reporting to allow for better ongoing visibility into the components of the business. The operations that previously were reported in the TruGreen segment have been further broken out into the TruGreen ChemLawn segment and the TruGreen LandCare segment. TruGreen LandCare is an important part of the Company’s continuing operations and separately presenting the segment results for the TruGreen LandCare operations recognizes the importance of this business to the future growth of the enterprise while also enhancing overall disclosure. All previously reported segment financial information reflects the aforementioned changes in segment reporting.

SERVICES

The following table shows the percentage of ServiceMaster’s consolidated revenue from continuing operations derived from each of ServiceMaster’s operating segments in the years indicated:

Segment	2005	2004	2003

TruGreen ChemLawn	32%	32%	31%
TruGreen LandCare	14%	14%	15%
Terminix	33%	33%	33%
American Home Shield	16%	16%	16%
Other Operations	5%	5%	5%

TruGreen ChemLawn Segment

The TruGreen ChemLawn segment provides lawn care services primarily under the TruGreen ChemLawn brand name. Revenues derived from the TruGreen ChemLawn segment constituted 32%, 32% and 31% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2005, 2004 and 2003, respectively. The TruGreen ChemLawn business is seasonal in nature. Weather conditions, such as a drought, affect the demand for lawn care services and may result in a decrease in revenues or an increase in costs.

TruGreen ChemLawn is a leading provider of lawn care services in the United States serving both residential and commercial customers. As of December 31, 2005, TruGreen ChemLawn provided these services in 46 states and the District of Columbia through 208 company-owned locations and 52 franchised locations. As of December 31, 2005, TruGreen ChemLawn also provided lawn care services through a subsidiary in Canada and had entered into licensing arrangements to provide these services in eight other countries, primarily in the Middle East.

TruGreen LandCare Segment

The TruGreen LandCare segment provides landscape maintenance services primarily under the TruGreen LandCare brand name. Revenues derived from the TruGreen LandCare segment constituted 14%, 14% and 15% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2005, 2004 and 2003, respectively. The TruGreen LandCare business is seasonal in nature. Weather conditions, such as a drought, affect the demand for landscape maintenance services and may result in a decrease in revenues or an increase in costs.

TruGreen LandCare is a leading provider of landscape maintenance services in the United States serving primarily commercial customers. As of December 31, 2005, TruGreen LandCare provided these services in 42 states and the District of Columbia through 102 company-owned locations and had no international operations.

Terminix Segment

The Terminix segment provides termite and pest control services primarily under the Terminix brand name. Revenues derived from the Terminix segment constituted 33% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in each of 2005, 2004 and 2003. The Terminix business is seasonal in nature. The termite swarm season, which generally occurs in early spring but varies by region depending on climate, leads to the highest demand for termite control services and therefore the highest level of revenues. Similarly, increased pest activity in the warmer months leads to the highest demand for pest control services and therefore the highest level of revenues.

Terminix is a leading provider of termite and pest control services in the United States serving both residential and commercial customers. As of December 31, 2005, Terminix provided these services in 47 states and the District of Columbia through 364 company-owned locations and 133 franchised locations. As of December 31, 2005, Terminix also provided termite and pest control services through a subsidiary in Mexico and had entered into licensing arrangements to provide these services in 37 other countries, primarily in the Caribbean and the Middle East.

American Home Shield Segment

The American Home Shield segment provides home warranty contracts for systems and appliances primarily under the American Home Shield brand name and home inspection services primarily under the AmeriSpec brand name. Revenues derived from the American Home Shield segment constituted 16% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in each of 2005, 2004 and 2003. The American Home Shield and AmeriSpec businesses are seasonal in nature. Sales volume in the American Home Shield segment depends, in part, on the number of home resale closings, which historically has been highest in the spring and summer months. American Home Shield’s costs related to service call volume is highest in the summer months, especially during periods of unseasonably warm temperatures.

          American Home Shield. American Home Shield is a leading provider of home warranty contracts for systems and appliances in the United States. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, hot water heaters and appliances that break down due to normal wear and tear and administers those contracts through independent repair contractors and American Residential Services. As of December 31, 2005, American Home Shield issued and administered home warranty contracts in 49 states and the District of Columbia and had no international operations.

          AmeriSpec. AmeriSpec is a leading provider of home inspection services in the United States serving residential customers. As of December 31, 2005, AmeriSpec provided these services in 47 states and the District of Columbia through two company-owned locations and 224 franchised locations, and AmeriSpec also provided home inspection services through a subsidiary in Canada.

Other Operations Segment

The Other Operations segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, domestic house cleaning services primarily under the Merry Maids brand name and on-site furniture repair and restoration services primarily under the Furniture Medic brand name. The Other Operations segment also includes ServiceMaster’s headquarters functions. Revenues derived from the Other Operations segment constituted 5% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in each of 2005, 2004 and 2003.

          ServiceMaster Clean. ServiceMaster Clean is a leading franchisor in the residential and commercial cleaning field in the United States. As of December 31, 2005, ServiceMaster Clean provided these services in all 50 states and the District of Columbia through 3,189 franchise licenses. As of December 31, 2005, ServiceMaster Clean also provided disaster restoration and cleaning services through subsidiaries in Canada, Ireland, the United Kingdom and Spain and had entered into licensing arrangements to provide these services in 18 other countries, primarily in Asia and the Middle East.

          Merry Maids. Merry Maids is a leading provider of domestic house cleaning services in the United States. As of December 31, 2005, these services were provided in 48 states and the District of Columbia through 63 company-owned locations and 781 franchise licenses. As of December 31, 2005, Merry Maids also provided domestic house cleaning services through subsidiaries in Canada, Denmark, Ireland and the United Kingdom and had entered into licensing arrangements to provide these services in eight other countries, primarily in Asia.

          Furniture Medic. Furniture Medic is a leading provider of on-site furniture repair and restoration services in the United States serving residential customers. As of December 31, 2005, Furniture Medic provided these services in 49 states and the District of Columbia through 354 franchise licenses. As of December 31, 2005, Furniture Medic also provided on-site furniture repair and restoration services through subsidiaries in Canada and the United Kingdom and had entered into licensing arrangements to provide these services in France and Saudi Arabia.

Businesses Held Pending Sale

American Residential Services and American Mechanical Services provide plumbing, drain cleaning, heating, ventilation, air conditioning and electrical services primarily under the ARS Service Express, American Mechanical Services and Rescue Rooter brand names. The American Residential Services and American Mechanical Services businesses are seasonal in nature, with the greatest activity occurring in May through August during the peak air conditioning season.

          American Residential Services. American Residential Services, which includes the businesses of ARS Service Express and Rescue Rooter, is a leading provider of plumbing, drain cleaning, heating, ventilation, air conditioning and electrical services in the United States serving residential customers. As of December 31, 2005, American Residential Services provided these services in 25 states and the District of Columbia through 61 company-owned locations and had no international operations.

          American Mechanical Services. American Mechanical Services is a leading provider of heating, ventilation, air conditioning and electrical services in the United States serving commercial customers. As of December 31, 2005, American Mechanical Services

provided these services in 7 states and the District of Columbia through 20 company-owned locations and had no international operations.

MARKETING AND DISTRIBUTION

ServiceMaster markets its services primarily through yellow pages advertisements, direct mail, television and radio advertising, print advertisements, door-to-door solicitation and telemarketing. Additionally, American Home Shield markets its home service contracts through participating real estate brokerage offices in conjunction with the resale of single-family residences and through financial institutions and insurance agencies.

HEADQUARTER FUNCTIONS

The Business Support Center coordinates administration of payroll, benefits, risk management, travel and certain procurement services for ServiceMaster’s internal operations. Various administrative support departments also provide personnel, communications, marketing, government and public relations, administrative, accounting, financial, tax, human resources, information technology and legal services. The Business Support Center is headquartered in Downers Grove, Illinois and has additional personnel located in Memphis, Tennessee.

PATENTS, TRADEMARKS AND LICENSES

ServiceMaster holds various service marks, trademarks and trade names that it deems particularly important to the advertising and franchising activities conducted by each of its operating segments. These marks are registered in the United States and over 113 other countries and are renewed at each registration expiration date.

FRANCHISES

Franchises are important to TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Total franchise fees (initial and recurring) represented 3.4%, 3.3% and 3.2% of consolidated revenue in 2005, 2004 and 2003, respectively. Related franchise operating expenses were 2.1%, 2.1% and 2.0% of consolidated operating expenses in 2005, 2004 and 2003, respectively. Total franchise fee profits comprised 10.5%, 10.3% and 10.9% of consolidated operating income (excluding the impairment charge in 2003) before headquarter overhead in 2005, 2004 and 2003, respectively. Franchise agreements made in the course of these businesses are generally for a term of five years. ServiceMaster renews the majority of its franchise agreements prior to their expiration.

COMPETITION

ServiceMaster competes with many other companies in the sale of its services, franchises and products. The principal methods of competition in ServiceMaster’s businesses include quality of service, name recognition, pricing, customer satisfaction and reputation. Competition in all of the Company’s markets is strong.

          Lawn Care Services. Competition in the market for lawn care services comes mainly from local, independently owned firms and from homeowners who care for their own lawns.

          Landscape Maintenance Services. Competition in the market for landscape maintenance services comes mainly from small, owner-operated companies operating in a limited geographic market and, to a lesser degree, from a few large companies operating in multiple markets, and from property owners who perform their own landscaping services.

          Termite and Pest Control Services. Competition in the market for termite and pest control services comes mainly from thousands of regional and local, independently owned firms, from homeowners who treat their own termite and pest control problems and from Orkin, Inc., a subsidiary of Rollins, Inc., which operates on a national basis.

          Home Warranty Contracts for Systems and Appliances. Competition in the market for home warranty contracts for systems and appliances comes mainly from regional providers of home warranties. Several competitors are initiating expansion efforts into additional states.

          Home Inspection Services. Competition in the market for home inspection services comes mainly from regional and local, independently owned firms.

          Disaster Restoration and Cleaning Services. Competition in the market for disaster restoration and cleaning services comes mainly from local, independently owned firms and a few national professional cleaning companies.

          House Cleaning Services. Competition in the market for house cleaning services comes mainly from local, independently owned firms and a few national companies.

          Furniture Repair Services. Competition in the market for furniture repair services comes mainly from local, independent contractors.

          Electrical, Heating, Ventilation and Air Conditioning. Competition in the market for electrical, heating, ventilation and air conditioning services comes mainly from regional and local, independently owned firms throughout the United States and a few national companies.

          Plumbing and Drain Cleaning Services. Competition in the market for plumbing and drain cleaning services comes mainly from regional and local, independently owned firms throughout the United States and a few national companies.

MAJOR CUSTOMERS

ServiceMaster has no single customer that accounts for more than 10% of its consolidated operating revenue. Additionally, no operating segment has a single customer that accounts for more than 10% of its operating revenue. None of ServiceMaster’s operating segments is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the segment.

REGULATORY COMPLIANCE

Government Regulations

ServiceMaster’s operating segments are subject to various federal, state and local laws and regulations, compliance with which increases ServiceMaster’s operating costs, limits or restricts the services provided by ServiceMaster’s operating segments or the methods by which ServiceMaster’s operating segments sell those services or conduct their respective businesses, or subjects ServiceMaster and its operating segments to the possibility of regulatory actions or proceedings.

These federal and state laws include laws relating to consumer protection, wage and hour regulations, permit and license requirements, workers’ safety (e.g., the Occupational Safety and Health Act), environmental regulations and employee benefits (e.g., the Consolidated Omnibus Budget Reconciliation Act of 1985 and the Employee Retirement Income Security Act of 1974). The TruGreen ChemLawn, TruGreen LandCare, Terminix, American Residential Services and American Mechanical Services businesses must also meet the Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to their fleets of vehicles. American Home Shield is regulated by the Department of Insurance in certain states and the Real Estate Commission in Texas.

Consumer Protection and Telemarketing Matters

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

The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern ServiceMaster’s telephone sales practices. In addition, many states have adopted statutes and regulations targeted at direct telephone sales activities. The implementation of do-not-call lists requires TruGreen ChemLawn, and, to a lesser extent, ServiceMaster’s other operating segments, to seek additional marketing methods and channels.

Franchise Matters

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

Environmental Matters

ServiceMaster’s businesses are subject to various federal, state and local laws and regulations regarding environmental matters. Terminix, TruGreen ChemLawn and TruGreen LandCare are regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977. American Residential Services and American Mechanical Services are also regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Resource Conservation and Recovery Act of 1976, the Emergency Planning and Community Right-to-Know Act of 1986, the Clean Water Act of 1977 and the Clean Air Act of 1970. ServiceMaster cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2005, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2006.

EMPLOYEES

On December 31, 2005, ServiceMaster had a total of approximately 39,000 employees.

AVAILABLE INFORMATION

ServiceMaster maintains a website at http://www.svm.com that includes a hyperlink to a website maintained by a third-party where ServiceMaster’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission. A copy of each of ServiceMaster’s Corporate Governance Principles, Audit and Finance Committee Charter, Compensation and Leadership Development Committee Charter, Governance and Nominating Committee Charter, Financial Code of Ethics and Code of Conduct is posted on ServiceMaster’s website at http://www.svm.com under “Corporate Governance” and is available in print to any shareholder who requests it by writing to the Corporate Secretary at the following address: The ServiceMaster Company, 3250 Lacey Road, Suite 600, Downers Grove, Illinois 60515.

ITEM 1A. RISK FACTORS

This Form 10-K contains or incorporates by reference statements concerning future results and other matters that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. ServiceMaster intends that these forward-looking statements, which look forward in time and include everything other than historical information, be subject to the safe harbors created by that legislation. ServiceMaster notes that these forward-looking statements involve risks and uncertainties that could affect its results of operations, financial condition or cash flows. Factors that could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following, among others:

Weather conditions and seasonality affect the demand for ServiceMaster’s services.

The demand for ServiceMaster’s services is affected by weather conditions. The business of ServiceMaster is also affected by the seasonal nature of its lawn care and landscape maintenance services; termite and pest control services; home warranty and home inspection services; plumbing, drain cleaning, heating, ventilation, air conditioning and electrical services; and disaster restoration services. For example, droughts can affect the demand for lawn care and landscape maintenance services; extreme weather conditions could result in increased service calls in the home warranty business; cooler temperatures could impede the development of the termite swarm and lead to lower termite swarm activity; and mild weather conditions could result in lower demand for plumbing, heating and air conditioning services.

Competition could reduce ServiceMaster’s market share and hurt its financial performance.

ServiceMaster operates in highly competitive markets. Changes in the source and intensity of competition in the markets served by ServiceMaster impact the demand for its services and may result in additional pricing pressures. For example, the entry of national home-improvement retailers into ServiceMaster’s service lines may impact its financial performance. The principal methods of competition in ServiceMaster’s businesses include quality of service, name recognition, pricing, customer satisfaction and reputation. No assurance can be given that ServiceMaster will be able to compete successfully against current or future competitors and that the competitive pressures that ServiceMaster faces will not result in reduced market share and negatively impact its financial performance.

ServiceMaster’s future success depends on its ability to attract and retain trained workers.

ServiceMaster’s future success and financial performance depends substantially on its ability to attract and retain trained workers. ServiceMaster’s ability to expand its operations is in part impacted by its ability to increase its labor force. In the event of a labor shortage, ServiceMaster could experience difficulty in delivering its services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain trained employees, which would result in higher operating costs.

Increases in operating costs affect ServiceMaster’s financial performance.

ServiceMaster’s financial performance is affected by factor costs, such as labor, health care, vehicle, fuel, self-insurance, and insurance premiums. In particular, ServiceMaster’s financial performance is affected by increases in operating costs, such as the increased fuel costs experienced in 2005.

Changes in the types or mix of service offerings affect ServiceMaster’s financial performance.

ServiceMaster’s financial performance is affected by changes in the types or mix of service offerings. For example, offering both liquid and bait termite services requires additional equipment and training and results in different pricing and post-sale monitoring activities.

Changes in laws and regulations applicable to ServiceMaster’s businesses affect ServiceMaster’s financial performance.

ServiceMaster’s businesses are subject to various federal, state and local laws and regulations. These federal and state laws include laws relating to consumer protection, wage and hour restrictions, permit and licensing requirements, workers’ safety, environmental regulations, employee benefits and telemarketing. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting ServiceMaster’s businesses. The laws and regulations applicable to ServiceMaster’s businesses will likely change in the future and affect ServiceMaster’s operations and financial performance. In addition, if ServiceMaster were to fail to comply with any applicable law or regulation, ServiceMaster could be subject to fines or penalties that may affect how a business is operated.

Future acquisitions affect ServiceMaster’s financial performance.

ServiceMaster plans to continue to pursue opportunities to expand through acquisitions. Acquisition activity includes small “roll-up” acquisitions in existing service lines and may include new business acquisitions. ServiceMaster’s ability to continue to make acquisitions at reasonable prices and to integrate the acquired businesses are important factors in ServiceMaster’s future growth. ServiceMaster cannot assure that it will be able to manage or integrate acquired businesses successfully. Any inability on ServiceMaster’s part to consolidate and manage growth from acquired businesses could have an adverse effect on ServiceMaster’s financial performance.

Changes in general economic conditions affect the demand for ServiceMaster’s services.

Changes in general economic conditions affect the demand for ServiceMaster’s services. Unfavorable general economic conditions, including, but not limited to, changes in interest rates, fuel and oil prices, and unemployment rates could reduce consumer spending levels and, in turn, reduce the demand for ServiceMaster’s services.

ServiceMaster is subject to a number of risks that might cause ServiceMaster’s actual results to differ materially from its expressed or implied forecasts, targets or projections, including:

•	Litigation against ServiceMaster, particularly any class action litigation;

•	Unanticipated changes in senior management;

•	Legislation or other governmental action that detrimentally impacts ServiceMaster;

•	Unexpected outcome of any Internal Revenue Service audit;

•	New accounting pronouncements or changes in accounting policies; and

•	Impairment of goodwill or other intangible assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

BUSINESS SUPPORT CENTER

ServiceMaster leases approximately 66,000 square feet of office space to accommodate personnel from the Business Support Center in Downers Grove, Illinois. The lease expires at the end of 2012, but ServiceMaster has an option to terminate the lease as of December 31, 2007 by giving written notice to the lessor by June 30, 2006. Additionally, ServiceMaster leases warehouse space in Naperville, Illinois. ServiceMaster also leases office space in Memphis, Tennessee as described below to accommodate Memphis-based personnel from the Business Support Center. ServiceMaster believes that these office facilities and warehouse are suitable and adequate to support the Business Support Center’s current needs in the Chicagoland and Memphis areas.

OPERATING COMPANIES

The headquarters for TruGreen ChemLawn, TruGreen LandCare, Terminix, American Residential Services and Rescue Rooter are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Home Shield and AmeriSpec are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, Merry Maids and Furniture Medic and a training facility are located in leased premises at 3839 Forest Hill Irene Road, Memphis, Tennessee. The headquarters for American Mechanical Services is located in leased premises at 8039 Laurel Lakes Court, Laurel, Maryland. In addition, ServiceMaster leases space for a call center located at 6399 ShelbyView Drive, Memphis, Tennessee; offices located at 850 and 855 Ridge Lake Boulevard, Memphis, Tennessee; a training facility located at 1650 Shelby Oaks Drive North, Memphis, Tennessee; and a warehouse located at 1575 Two Place, Memphis, Tennessee. ServiceMaster believes that the headquarters, call center facility, offices, training facilities and warehouse are suitable and adequate to support the current needs of its operating companies in the Memphis and Laurel areas.

ServiceMaster’s operating companies own and lease a variety of facilities principally in the United States for branch and service center operations and for office, storage, call center and data processing space. The following chart identifies the number of owned and leased facilities for each operating company. ServiceMaster believes that these facilities, when considered with the headquarters, call center facility, offices, training facilities and warehouses described above are suitable and adequate to support the current needs of its business.

Operating Company	Owned Facilities	Leased Facilities

TruGreen ChemLawn	5	290
TruGreen LandCare	2	181
Terminix	11	455
American Home Shield	1	5
ServiceMaster Clean	0	9
Merry Maids	0	63
American Residential Services	4	76
American Mechanical Services	1	19

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. As of February 28, 2006 these proceedings included general and commercial liability actions and a small number of environmental proceedings. ServiceMaster does not expect any of these proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Form 10-K, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ServiceMaster’s common stock is traded on the New York Stock Exchange under the symbol “SVM.” At February 21, 2006, ServiceMaster’s common stock was held of record by approximately 41,000 persons. ServiceMaster estimates that approximately 36,000 persons held shares of its common stock in the names of nominees as of that date.

Quarterly Cash Dividends and Price Per Share Data

The following tables set forth the cash dividends and quarterly prices of ServiceMaster’s common stock, as reported on the New York Stock Exchange Composite Transactions:

Cash Dividends Per Share:	2005	% Chg	2004	% Chg	2003

First Quarter	$0.11	5%	$0.105	0%	$0.105
Second Quarter	0.11	5	0.105	0	0.105
Third Quarter	0.11	0	0.11	5	0.105
Fourth Quarter	0.11	0	0.11	5	0.105

	$0.44	2%	$0.43	2%	$0.42

	2005		2004		2003

Price Per Share:	High	Low	High	Low	High	Low

First Quarter	$13.90	$12.74	$12.05	$10.65	$11.41	$8.95
Second Quarter	13.90	12.50	12.50	11.35	10.95	8.97
Third Quarter	13.93	13.10	13.25	11.12	10.73	9.35
Fourth Quarter	14.28	11.69	13.87	12.30	12.10	10.20

In February 2006, ServiceMaster’s Board of Directors authorized $250 million for share repurchases. This authorization replaces the unused portion ($30 million at December 31, 2005) from the previous authorization granted in July 2000. As presented in the following table, there were no share repurchases of ServiceMaster’s common stock for the three months ended December 31, 2005 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as ServiceMaster’s commitment to maintain investment grade credit ratings and other strategic investment opportunities.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

October 1-31, 2005	—	$—	—	$30,000,000

November 1-30, 2005	—	$—	—	$30,000,000

December 1-31, 2005	—	$—	—	$30,000,000	(1)

Total	—	$—	—

(1)

In February 2006, ServiceMaster’s Board of Directors authorized $250 million for share repurchases. This authorization replaces this $30 million that remains as of December 31, 2005 from the previous authorization granted in July 2000.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary

(In thousands, except per share data)	2005	2004	2003	2002	2001

Operating Results:
Operating revenue	$3,239,478	$3,068,068	$2,895,028	$2,781,829	$2,656,634
Operating income (loss)(1)	340,083	324,308	110,655	315,357	(72,252)
Percentage of operating revenue	10.5%	10.6%	3.8%	11.3%	(2.7%)
Non-operating expense	45,385	53,464	58,394	93,152	127,527
Provision (benefit) for income taxes (2)	114,137	(45,779)	54,716	76,949	(3,923)

Income (loss) from continuing operations (2)	180,561	316,623	(2,455)	145,256	(195,856)

Income (loss) from businesses held pending sale and discontinued operations, net of income taxes (1, 2, 3)	18,364	14,604	(222,232)	11,738	312,240

Net income (loss)	$198,925	$331,227	$(224,687)	$156,994	$116,384

Earnings (loss) per share:
Basic	$0.68	$1.14	$(0.76)	$0.52	$0.39
Diluted: (1, 2, 3)
Income (loss) from continuing operations	$0.61	$1.06	$(0.01)	$0.47	$(0.66)
Income (loss) from businesses held pending sale and discontinued operations	0.06	0.05	(0.75)	0.04	1.05

Diluted earnings (loss) per share	$0.67	$1.11	$(0.76)	$0.51	$0.39

Shares used to compute basic earnings per share	291,251	290,514	295,610	300,383	298,659
Shares used to compute diluted earnings per share	296,807	303,568	295,610	305,912	298,659
Shares outstanding, net of treasury shares	290,896	290,524	292,868	298,253	300,531

Cash dividends per share	$0.44	$0.43	$0.42	$0.41	$0.40
Share price range:
High price	$14.28	$13.87	$12.10	$15.50	$14.20
Low price	$11.69	$10.65	$8.95	$8.89	$9.84

Financial Position:
Total assets (1)	$3,028,870	$3,140,202	$2,956,426	$3,414,938	$3,621,245
Total liabilities	1,874,230	2,048,667	2,039,600	2,095,929	2,311,381
Total debt outstanding	658,150	805,088	819,271	835,475	1,155,193
Minority interest	100,000	100,000	100,309	100,309	102,677
Shareholders’ equity (1, 2)	1,054,640	991,535	816,517	1,218,700	1,207,187

(1)

In accordance with SFAS 142, the Company’s goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test. In the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its TruGreen LandCare business unit. This charge, which is included in the results of continuing operations for 2003, totaled $189 million pre-tax, $156 million after-tax, and $0.53 per diluted share. Also in the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its American Residential Services (ARS) and American Mechanical Services (AMS) operations. The Company is currently holding these operations for sale, accordingly, the financial results for the ARS and AMS operations, as well as the impairment charge related to these operations ($292 million pre-tax, $227 million after-tax), are classified within the financial statement caption “businesses held pending sale and discontinued operations” for all periods. See the “Goodwill and Intangible Assets” note in the Notes to Consolidated Financial Statements. In the fourth quarter of 2001, the Company recorded in continuing operations a pre-tax charge of $345 million ($279 million, after-tax) or $.94 per diluted share related primarily to goodwill and asset impairments as well as other items.

(2)

In January 2005, the Company announced that it had reached a comprehensive agreement with the Internal Revenue Service regarding its examination of the Company’s federal income taxes through the year 2002. As a result of this agreement, the Company recorded a non-cash reduction in its 2004 tax provision, thereby increasing net income by approximately $159 million. Approximately $150 million related to continuing operations ($.49 per diluted share) and $9 million related to businesses held pending sale and discontinued operations ($.03 per diluted share). See the “Income Taxes” note in the Notes to the Consolidated Financial Statements.

(3)

The Company intends to sell its American Residential Services (ARS) and American Mechanical Services (AMS) companies so that it can concentrate resources on its main growth companies. These operations were previously disclosed as the Company’s ARS/AMS segment. Because the Company intends to sell these companies, the results of these operations are classified within the financial statement caption “businesses held pending sale and discontinued operations” in all periods. See the Management Discussion and Analysis of Financial Position and Results of Operations for a discussion of the components of businesses held pending sale and discontinued operations.

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Review of 2005 and Outlook for 2006

2005 was an encouraging year for ServiceMaster (the “Company”) as it reported revenue and earnings per share in line with management’s expectations. It was also a year where every one of the Company’s business segments achieved growth in revenue and two of the Company’s core businesses, Terminix and TruGreen ChemLawn, each surpassed $1 billion in revenue for the first time. In 2005, the Company overcame significant challenges including record high fuel prices, steadily rising interest rates, unusual weather aberrations, including the hurricanes, and continued expansion in telemarketing restrictions. The Company overcame these obstacles by focusing on what it could control, like safety, customer satisfaction, and sales force and geographic expansion.

In 2006, the Company will be implementing three significant changes to its business portfolio. (1) The Company intends to sell American Residential Services (ARS) and American Mechanical Services (AMS). These are businesses, in large markets, with strong management teams. These companies are making good progress on key initiatives that will make them even better in the future. But there were two fundamental issues that led the Company to the difficult decision to sell these operations. First, is the Company’s need to have fewer priorities, so that it can pursue them with greater intensity. Second, the Company concluded that ARS and AMS businesses are not compatible with the Company’s overall business model. ARS and AMS are not built around the kind of repeat business experienced in the Company’s other operations, and hence the ARS and AMS operations are more cyclical and weather dependent. These two businesses also operate at much lower margins, and they would require meaningful time and capital to establish widely recognized national brands such as those the Company enjoys in each of its other businesses.

(2) In February 2006, the Company announced an agreement to acquire InStar Services Group, Inc. InStar is a leading direct provider of commercial disaster response and reconstruction services in the United States with 2005 revenues of approximately $130 million. InStar provides a continuum of services, from planning prior to an event, to emergency response following the event and ultimately including cleaning, recovery and reconstruction. InStar has been growing rapidly and is expected to grow at a much faster rate than the businesses held pending sale. InStar has solid profit margins and operates in an extremely large market with a tremendous opportunity to gain a larger share. The Company believes there is a great strategic fit in combining the capabilities of InStar with the Company’s existing disaster restoration business within ServiceMaster Clean. ServiceMaster Clean’s disaster restoration business already totals over $500 million in customer level revenue through its franchisee network and has been growing at double digit rates for more than five years. The Company expects the InStar acquisition, after interest and amortization costs, to be accretive in the $.01 per share range for the period in 2006 following the acquisition.

(3) The Company has launched Project Accelerate, an internal, multi-phase reengineering project designed to improve the effectiveness and efficiency of all functional support areas. Upon completion, Project Accelerate will result in an organization that is better aligned to respond faster to the marketplace, its customers, and provide better day-to-day support for front line associates who are in the homes and businesses of customers every day. This project is consistent with the Company’s goal of becoming systematically stronger and is expected to have a positive financial impact on the enterprise. The reduction in direct support costs, combined with more effective purchasing of outside services and other cost reductions, is targeted to produce annualized gross savings in the range of $50 to $75 million, and net savings of $25 million to $35 million after reinvestments into the business and the impact of factor cost increases. Those savings should begin to be realized in 2006, and reach end state (on an annualized run rate basis) in 2007. Excluding the effects of one-time severance and implementation costs, the amounts of which the Company will be determining over the course of the first quarter 2006, the Company estimates the 2006 savings from Project Accelerate in the $0.02 per share range, helping the Company to offset rising factor costs and contribute to continued strong bottom-line growth.

Going forward, the Company will be comprised of leading service brands that collectively have strong cash flow, solid revenue growth potential, greater operating margins and stronger returns on invested capital. The Company believes that its improved portfolio, combined with solid execution of its business strategies, will enable it to deliver mid to high-single digit revenue growth and low double-digit earnings growth in 2006. From a base of earnings from continuing operations of $0.61, the Company’s earnings per share target for 2006 is $0.69. Based on the actions the Company is taking in 2006, the Company’s target is to achieve high single digit revenue growth and earnings per share growth in the mid-teen level during 2007 and beyond, with cash from operations growing and continuing to substantially exceed net income.

2005 Compared with 2004

Revenue from continuing operations for 2005 was $3.2 billion, a six percent increase over 2004. Most of the revenue growth was organic, with every business segment achieving increases over 2004 levels.

The Company reported income from continuing operations in 2005 of $181 million and income from businesses held pending sale and discontinued operations of $18 million. Total net income was $199 million in 2005 compared with $331 million in 2004. The 2004 total included a $159 million nonrecurring reduction in the tax provision and corresponding increase in net income resulting from the agreement with the IRS. Diluted earnings per share were $.67 in 2005 compared with $1.11 in 2004.

Diluted earnings per share from continuing operations were $.61 in 2005 compared with $1.06 in 2004. As more fully discussed below, the diluted earnings per share from continuing operations for 2004 include a $.49 per share ($150 million) non-cash reduction in the tax provision resulting from the Company’s agreement with the IRS.

Operating income for 2005 increased five percent to $340 million, compared with $324 million in 2004. The increase in operating income primarily reflects solid profit growth at Terminix supported by improved labor and material cost efficiencies, improved profitability in the TruGreen LandCare operations, and reduced safety-related costs throughout the enterprise. These factors were offset in part by higher fuel costs, increased claim costs at American Home Shield due to hotter weather conditions, a $10 million unfavorable adjustment recorded by Terminix to correct the estimation of prior year damage claim reserves, a $4 million gain that TruGreen ChemLawn realized in the third quarter of 2004 from the sale of a support facility, as well as the first time inclusion of approximately $3 million of seasonal operating losses in the Canadian operations acquired by TruGreen ChemLawn in April 2004.

As previously disclosed, the Company has experienced both positive and negative trending in some of its key factor costs. The Company’s large fleet continues to be negatively impacted by significant increases in oil prices, which have also adversely impacted fertilizer costs at TruGreen ChemLawn. Although the Company hedges approximately two-thirds of its estimated annual fuel usage, even net of the hedges, fuel costs of continuing operations increased approximately $13 million in 2005. Oil prices remain high, and the Company currently estimates that its continuing operations will absorb approximately $.02 per share of incremental fuel costs in 2006. As previously discussed, GPS and routing and scheduling technologies that the Company has been implementing will tighten routes and reduce drive time and fuel consumption. Health care costs continue to experience strong inflationary pressures, and this is expected to continue. The Company will also be making an additional investment in employee health care benefits of approximately $.01 per share in 2006, as part of its efforts to further enhance its position as an employer of choice.

On the positive side, the Company continues to experience very favorable results from its efforts to reduce safety-related costs, which include workers compensation, auto and general liability claims. In 2005, the Company achieved a four percent reduction in vehicle collisions and a double digit decline in lost employee work day cases. Total costs from continuing operations, including the income statement effects of favorable trending of prior year claims, were down almost $10 million for the year. The Company has set a goal of $12 to $15 million of additional savings from continuing operations over the next two to three years.

Tax Agreement

In January 2005, the Company reached a comprehensive agreement with the Internal Revenue Service (IRS) regarding its examination of the Company’s federal income taxes through the year 2002. As a result of this agreement, the Company recorded in its 2004 financial statements certain deferred tax assets which had previously not been recorded due to uncertainties associated with the complexity of the matters under review and the extended period of time effectively covered by the examination. This resulted in a non-cash reduction in the Company’s 2004 income tax provision, thereby increasing 2004 consolidated net income by approximately $159 million ($150 million, or $.49 per diluted share, related to continuing operations and $9 million, or $.03 per diluted share, related to businesses held pending sale and discontinued operations). Related to the IRS agreement, the Company realized tax savings of $25 million in 2004, made tax payments in early 2005 totaling $131 million and realized a $45 million reduction in estimated tax payments in the third and fourth quarters of 2005. Additionally, this agreement resulted in a deferred tax annuity totaling $57 million that will be realized through 2016.

Operating and Non-Operating Expenses

Cost of services rendered and products sold increased five percent compared to the prior year and decreased as a percentage of revenue to 62.1 percent in 2005 from 62.6 percent in 2004. This decrease reflects improved labor and materials management at TruGreen LandCare and improvements in safety-related costs throughout the enterprise. Selling and administrative expenses increased eight percent and increased as a percentage of revenue to 27.2 percent from 26.7 percent in 2004. The increase in selling and administrative expenses primarily reflects investments to increase market penetration and improve customer retention and other strategic initiatives.

Net interest expense decreased $8 million from 2004, primarily reflecting lower interest expense resulting from the repayment of fixed rate debt in April 2005, as well as higher investment income experienced on the American Home Shield investment portfolio. It is important to note that investment returns are an integral part of the business model at American Home Shield, and there will always be some market-based variability in the timing and amount of investment returns realized from year to year.

The effective tax rate for continuing operations was a 39 percent tax expense in 2005 and a 17 percent tax benefit in 2004. The comparison of the effective tax rate is impacted by the Company’s agreement with the IRS which resulted in a $150 million non-cash reduction in the 2004 income tax provision for continuing operations. The Company expects that its effective tax rate for 2006 will approximate 39 percent.

Segment Review (2005 vs 2004)

The segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. The Company’s segment reviews include discussions of capital employed, which is a non-U.S. GAAP measure that is defined as the segment’s total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company’s segments. The Notes to the Consolidated Financial Statements also include a reconciliation of segment capital employed to its most comparable U.S. GAAP measure.

Key Performance Indicators As of December 31,	2005	2004

TruGreen ChemLawn -
Growth in Full Program Contracts	1%	8%
Customer Retention Rate	61.2%	62.2%

Terminix -
Growth in Pest Control Customers	3%	7%
Pest Control Customer Retention Rate	77.2%	78.1%

Growth in Termite Customers	0%	0%
Termite Customer Retention Rate	87.2%	87.9%

American Home Shield -
Growth in Warranty Contracts	6%	5%
Customer Retention Rate	57.4%	55.2%

TruGreen ChemLawn Segment

The TruGreen ChemLawn segment, which includes lawn care services, reported revenue in excess of $1 billion for the first time in its history. A four percent increase in revenue to $1.02 billion from $981 million in 2004, was achieved in spite of continued declines in telemarketing sales and challenging weather conditions throughout much of the country. Summer drought conditions dominated several key regions, adversely impacting both production and customer retention. Although weather can periodically impact its business in the short-term, the Company believes that its own actions over the medium and long-term will have a much greater impact on the business.

The four percent growth in revenue was supported by a two percent improvement in price realization, growth in supplemental residential (e.g., seeding and aeration) and commercial services, as well as a one percent increase in customer counts. Management is encouraged by TruGreen ChemLawn’s efforts to improve price realization. This improvement resulted from disciplined efforts to reduce discounting on new sales and strategically targeted price increases to the existing customer base. Unit sales increased approximately one percent from last year’s levels, as the Company continues to successfully diversify its sales channels through increased emphasis on neighborhood selling, direct mail and other efforts. Expansion of these new sales channels have helped offset continued declines in telemarketing sales, which have been adversely impacted by “do-not-call” restrictions. Sales from neighborhood programs more than tripled to almost 300,000 customers in 2005, while sales from direct mail efforts increased 14 percent. In 2006, the Company expects that the proportion of non-telemarketing sales to total sales will continue to grow. The shift away from telemarketing sales impacts the relative timing of customer sales. As the Company continues to develop these new channels, the timing of customer sales will be more concentrated and trend more heavily toward the early part of the second quarter, versus the historical first quarter period where telemarketing was more heavily concentrated.

TruGreen ChemLawn’s total customer retention rate decreased 100 basis points in 2005, reflecting a sharp drop in the Canadian operations and a nominal decrease in the U.S. The Company believes the circumstances in Canada are unique, and included the combination of five acquired brands into one at the beginning of this year, as well as tightened application regulations in certain markets.

Despite the decrease in 2005, overall retention rates have increased 350 basis points over the last four years taken as a whole, and the Company is targeting, and anticipating, meaningful additional improvement in the future. To capture that opportunity, the Company has taken comprehensive steps to improve customer communication and problem resolution procedures, expand quality assurance processes, and provide focused incentives at all levels.

Operating income totaled $172 million in 2005 compared to $176 million in 2004. The operating income comparison was adversely impacted by the $4 million pre-tax gain in 2004 from the sale of a support facility. Incremental profits from increased revenues and reduced safety-related costs were offset primarily by the impacts of higher fuel and fertilizer costs and the first time absorption of approximately $3 million of first quarter seasonal losses in the Canadian operations which were acquired in April 2004.

Capital employed in the TruGreen ChemLawn segment increased two percent, primarily reflecting the impact of acquisitions.

TruGreen LandCare Segment

The TruGreen LandCare segment, which includes landscape maintenance services, reported a three percent increase in revenue to $453 million from $439 million in 2004 and operating income of $4 million compared to an operating loss of ($4) million in 2004.

Base contract maintenance revenue increased two percent despite a modest decline in customer retention. Improving customer retention is a top operational priority. Management believes it also represents a significant and achievable opportunity, with current rates at least 10 full percentage points below the Company’s long term expectations. The Company believes that improvements in retention will be driven by improved procedures related to customer communications, landscape inspections, and problem resolution, combined with more selective targeting of sales prospects.

Enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching, etc.), which represents approximately one-third of LandCare’s revenue, grew six percent and was favorably impacted by more consistent focus throughout the country, as well as hurricane-related work. The Company believes the investments that it has made in this business, including the development of a systematically stronger and larger sales organization that is better qualified, trained and equipped, will position it well to realize the substantial growth potential in this business.

Operating results improved by almost $9 million. The increase in profit was due to improved labor management techniques, including quicker implementation of reductions in seasonal workforce in the fourth quarter, improvements in safety-related costs and the impact of approximately $1.5 million of branch shut down costs incurred in 2004. These profit gains were offset in part by higher fuel prices.

Capital employed in the TruGreen LandCare segment increased one percent.

Terminix Segment

The Terminix segment, which includes termite and pest control services, achieved a milestone in 2005 by surpassing $1 billion in revenue. Revenue increased six percent to $1.1 billion from $997 million in 2004 while operating income increased 10 percent to $146 million compared to $133 million in 2004.

Strong growth in revenue from initial termite applications (“termite completions”) resulted from a solid increase in renewable unit sales. The unit growth was achieved despite a relatively weak termite swarm season, and reflected benefits derived from investments to increase market penetration, which included 25 branch splits, and the expansion of the sales force in under-penetrated territories. The mix of termite completion sales moved from approximately 45 percent bait and 55 percent liquid at the end of 2004 to approximately 30 percent bait and 70 percent liquid at the end of 2005. A relatively modest additional shift is expected to occur in 2006. The Company was encouraged by its ability to maintain pricing of both liquid and bait services, despite the introduction in 2005 of a new, lower cost liquid perimeter treatment technique.

Solid growth in termite renewal revenues reflected the impact of improved pricing, offset in part by a slight decline in customer retention. Solid growth in pest control revenue primarily reflected the impact of acquisitions, offset in part by a modest decline in retention.

Two positive developments meaningfully impacted Terminix’s 2005 results. In March, the Company introduced a new bait option which utilizes an active termiticide from day one, and provides meaningful labor and material cost advantages over the prior bait offering. Labor efficiencies were also realized in the liquid option as a result of the new “perimeter treatment” technique. These efficiencies, along with solid revenue growth, enabled operating income to grow 10 percent, despite higher factor costs and the effects of adjustments to prior year damage claim reserves. In 2005, Terminix recorded a $10 million unfavorable correction in estimating prior years’ termite damage claim reserves. New termite damage claims continue to trend favorably. In addition, as previously disclosed, Terminix recorded an unrelated $8 million favorable but non recurring adjustment in 2004.

Capital employed in the Terminix segment increased three percent, primarily reflecting the impact of acquisitions.

American Home Shield Segment

The American Home Shield segment, which provides home warranties to consumers that cover HVAC, plumbing and other systems and appliances, reported an eight percent increase in revenue to $529 million from $487 million in 2004, and operating income of $71 million compared to $72 million in 2004, a decrease of one percent.

New warranty contract sales, which are reported as earned revenue over the subsequent twelve-month contract period, increased seven percent in 2005. A solid increase in customer renewals, which are American Home Shield’s largest source of revenue, was supported by a larger base of renewable customers and an overall improved customer retention rate. The improvement in retention reflects a favorable mix in customers renewing as well as a reduced level of non-renewal contracts due to mortgage refinancings.

American Home Shield’s second largest channel, real estate sales, showed some improvement in the second half of the year, but were adversely impacted throughout the year by weaker home re-sales. Consumer sales, American Home Shield’s fastest growing channel, experienced strong double-digit growth driven by expanded and more successful targeted direct mail programs.

Operating income declined modestly as incremental profits from increased revenue levels were more than offset by higher claim costs associated with summer weather that was much hotter than the generally mild conditions that prevailed in 2004. This led to a three percent increase in the rate of service requests, as well as a higher cost per claim, which had a combined adverse impact on operating income of approximately $15 million. In addition, the Company made planned investments in initiatives to increase market penetration and further improve customer retention, both of which should enhance long-term growth. The operating income comparison to last year was positively impacted by a $5.5 million cumulative negative adjustment to deferred revenue and operating income that was reported in the third quarter of 2004.

Capital employed increased 24 percent primarily reflecting a higher level of cash and marketable securities due to growth in the business and improved market performance. Capital employed at American Home Shield which totaled $208 million and $168 million at December 31, 2005 and 2004, respectively, includes approximately $283 million and $258 million of cash, short-term and long-term securities at those dates. The investment income and realized gains/losses on these assets are reported as non-operating income/expense.

Other Operations Segment

The Other Operations segment includes the Company’s ServiceMaster Clean and Merry Maids operations as well as its headquarters functions. Revenue in this segment increased eight percent to $177 million in 2005 compared with $164 million in 2004. On a combined basis, the ServiceMaster Clean and Merry Maids franchise operations reported revenue growth of eight percent and a strong increase in operating income. ServiceMaster Clean reported continued strong growth in disaster restoration services along with improved momentum in commercial cleaning. Merry Maids continued to experience strong internal revenue growth in its branch operations, along with improving branch profit margins. The overall segment operating loss for 2005 was ($53) million compared with ($52) million in 2004. Favorable trending of prior year insurance claims, as well as a strong increase in profits from the franchise businesses, were offset by increases in costs of certain strategic investments.

Total initial and recurring franchise fees represented 3.4 percent and 3.3 percent of consolidated revenue in 2005 and 2004, respectively and direct franchise operating expenses were 2.1 percent in both 2005 and 2004. Total franchise fee profits comprised 10.5 percent and 10.3 percent of consolidated operating income before headquarter overhead in 2005 and 2004, respectively. The portion of total franchise fee profits related to initial fees received from the sales of franchises was not material to the Company’s consolidated financial statements for all periods.

Capital employed in the Other Operations segment decreased reflecting lower cash balances as the Company used existing cash resources as well as cash generated from operations during 2005 to fund the tax payments related to the IRS agreement and the repayment of $137 million of public debt that matured in April 2005.

Businesses Held Pending Sale and Discontinued Operations

The Company intends to sell its American Residential Services (ARS) and American Mechanical Services (AMS) companies so it can concentrate resources on its main growth businesses. The Company has retained an investment banking firm to serve as its financial advisor in this process. The ARS/AMS operations provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair services and were previously disclosed as the Company’s ARS/AMS segment. Because the Company intends to sell these companies, their operating results are reported within the financial statement caption “businesses held pending sale and discontinued operations” for all periods. Revenues from the combined ARS and AMS businesses increased 11 percent in 2005. Operating income net of taxes increased by approximately $6 million in 2005, as sharp improvements in volume and mix of replacement sales and more favorable weather conditions offset lower profits from commercial installation projects.

Net income from previously discontinued operations totaled $5 million in 2005, primarily reflecting the favorable conclusion of certain obligations related to international pest control businesses sold in prior years.

In 2004, as a result of the comprehensive IRS agreement discussed previously, the Company recognized a non-cash reduction in the tax provision related to discontinued operations, thereby increasing net income reported under that caption by $9 million.

Included in the 2003 loss of businesses held pending sale and discontinued operations was an impairment charge ($292 million pre-tax, $227 million after-tax) associated with the goodwill and intangible assets of the ARS and AMS operations.

The components of income (loss), net of income taxes of businesses held pending sale and discontinued operations for 2005, 2004 and 2003 are as follows:

(In thousands)	2005	2004	2003

ARS/AMS operating income	$11,695	$5,534	$10,023
Headquarter support and insurance costs previously allocated to ARS/AMS	10,294	6,714	4,879

ARS/AMS operating income before previously allocated expenses	21,989	12,248	14,902
Provision for income taxes	8,687	4,814	7,467

ARS/AMS operating income, net of tax	13,302	7,434	7,435
Reduction in tax provision related to IRS agreement	—	9,465	—
Impairment charge, net of tax	—	—	(226,955)
Other discontinued operations, net of tax	5,062	(2,295)	(2,712)

Income (loss) from businesses held pending sale and discontinued operations	$18,364	$14,604	$(222,232)

2004 Compared with 2003

Revenue from continuing operations for 2004 was $3.1 billion, a six percent increase over 2003, with approximately five percent of the growth derived from internal sources.

The Company reported income from continuing operations in 2004 of $317 million and income from businesses held pending sale and discontinued operations of $15 million. Total net income of $331 million in 2004 compared with a net loss of ($225) million in 2003. Diluted earnings per share were $1.11 in 2004 and a loss of ($.76) in 2003.

Diluted earnings per share from continuing operations were $1.06 in 2004 compared with a loss of ($.01) in 2003. As more fully discussed below, the diluted earnings per share from continuing operations for 2004 included a $.49 per share ($150 million) non-cash reduction in the tax provision and the 2003 amount included a non-cash goodwill and intangible assets impairment charge of $0.53 per diluted share ($189 million pre-tax, $156 million after-tax). Operating income for 2004 was $324 million, compared with $111 million in 2003. The 2003 results include the $189 million non-cash impairment charge.

The increase in operating income in 2004 reflects the impact of the 2003 impairment charge, strong profit growth at American Home Shield and TruGreen ChemLawn, a reduced level of operating loss in TruGreen LandCare and improved profits at ServiceMaster Clean and Terminix, as well as a $4 million gain that TruGreen ChemLawn realized in the third quarter of 2004 from the sale of a support facility.

2003 Impairment Charge

In the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its TruGreen LandCare business unit. This charge, which is included in the results of continuing operations for 2003, totaled $189 million pre-tax, $156 million after-tax, and $0.53 per diluted share. Also in the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its ARS and AMS operations. The Company is currently holding these operations for sale, accordingly, the financial results for the ARS and AMS operations, as well as the impairment charge related to these operations ($292 million pre-tax, $227 million after-tax), have been reclassified to “businesses held pending sale and discontinued operations” for all periods.

Operating and Non-Operating Expenses

Cost of services rendered and products sold increased four percent compared to the prior year and decreased as a percentage of revenue to 62.6 percent in 2004 from 63.5 percent in 2003. Selling and administrative expenses increased nine percent and increased as a percentage of revenue to 26.7 percent from 26.0 percent in 2003. The increase in selling and administrative expenses primarily reflects an increased level of variable incentive compensation expense at the headquarters level and increased investments in the sales force, particularly at Terminix and American Home Shield.

Net interest expense decreased $5 million from 2003, primarily reflecting the favorable impact of interest rate swap agreements entered into at the end of 2003 and early 2004, and a slightly higher level of investment income from securities in the American Home Shield investment portfolio. It is important to note that investment returns are an integral part of the business model at American Home Shield, and there will always be some market-based variability in the timing and amount of investment returns realized from year to year.

The comparison of the effective tax rate is impacted by the 2004 reduction in the tax provision related to the Company’s agreement with the IRS, as well as the impairment charge recorded in 2003. The effective tax rate for continuing operations reflects a benefit of 17 percent in 2004 and a 105 percent tax expense in 2003. As previously discussed, the agreement with the IRS resulted in a $150 million non-cash reduction in the 2004 income tax provision for continuing operations. The impairment charge reported in continuing operations for 2003 included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $33 million, or only approximately 17 percent of the pre-tax impairment charge of $189 million.

Segment Review (2004 vs. 2003)

Key Performance Indicators As of December 31,	2004	2003

TruGreen ChemLawn -
Growth in Full Program Contracts	8%	4%
Customer Retention Rate	62.2%	59.5%

Terminix -
Growth in Pest Control Customers	7%	2%
Pest Control Customer Retention Rate	78.1%	77.1%

Growth in Termite Customers	0%	-2%
Termite Customer Retention Rate	87.9%	88.1%

American Home Shield -
Growth in Warranty Contracts	5%	5%
Customer Retention Rate	55.2%	55.1%

TruGreen ChemLawn Segment

The TruGreen ChemLawn segment reported revenue of $981 million in 2004, eight percent above 2003. Operating income was $176 million in 2004 compared to $162 million in 2003. Included in the 2004 results was a $4 million pre-tax gain from the sale of a support facility.

The growth in revenue was supported by an eight percent increase in customer counts, with five percent of that growth from organic sources and three percent from acquisitions. The organic customer count growth reflected continued significant improvement in customer retention, partially offset by a modest decline in new sales. The customer retention improvement of 270 basis points in 2004 was geographically broad-based, resulting from programs implemented to improve customer communications and problem resolution, initiatives to produce more visible results, focused incentive compensation structures at all levels, and more favorable weather conditions. Since 2001, the retention rate has improved by 450 basis points, reflecting management’s concerted focus on customer satisfaction.

Management is encouraged with the progress TruGreen ChemLawn has made in diversifying its marketing model, further reducing its reliance on telemarketing. Overall, new sales in 2004 were down less than two percent, reflecting a decline in telemarketing sales as a result of new restrictions, including implementation of the National Do Not Call registry, offset by a substantial increase in sales from new channels such as neighborhood sales efforts and direct mail. In April 2004, TruGreen ChemLawn acquired the assets of Greenspace Services Limited (“Greenspace”), Canada’s largest professional lawn care service company.

Operating income increased nine percent, with approximately three percent of the increase related to the $4 million gain realized from the sale of a support facility in the third quarter. Operating income margins improved slightly, reflecting the impact of the support facility gain, partially offset by increased fuel and chemical costs as well as increased variable incentive compensation costs.

Capital employed increased two percent, reflecting acquisitions, offset in part by improved working capital management.

TruGreen LandCare Segment

The TruGreen LandCare segment reported revenue of $439 million in 2004, comparable to 2003 levels. The segment reported an operating loss of ($4) million, compared with an operating loss of ($196) million in 2003. During the third quarter of 2003, the Company recorded a non-cash impairment charge of $189 million pre-tax, relating to goodwill and intangible assets of its TruGreen LandCare operations. For a further discussion of the impairment charge see the “Goodwill and Intangible Assets” section in the Notes to Consolidated Financial Statements. The increase in segment operating income reflects the impact of the 2003 impairment charge as well as a reduced level of operating losses experienced in 2004.

Revenue was consistent with 2003 levels, reflecting a stronger volume of enhancement sales (e.g., add-on services such as seasonal flower plantings, mulching, etc.) and a comparable level of base contract maintenance revenue, offset by the effects of branch consolidations and closures that were completed in late 2003 and early 2004. Excluding the impact of branch consolidations, revenue increased two percent. The growth in enhancement revenue reflects the impact of focused sales efforts and an improving economy. The level of operating loss improved, reflecting the favorable grow-over effects of the 2003 impairment charge, an increased level of enhancement sales, and an improvement in materials expense. These items were offset in part by a weather-related reduction in high-margin snow removal revenue and higher variable incentive compensation and fuel costs.

Capital employed decreased 23 percent, reflecting improved working capital management supported by a program to reduce underutilized equipment.

Terminix Segment

The Terminix segment reported a five percent increase in revenue to $997 million from $945 million in 2003 and operating income of $133 million compared to $131 million, a one percent increase.

Entering 2004, Terminix was making significant changes to its operating model with the implementation of a dual service offering for termites and the migration in pest control from monthly to quarterly service frequency. With the improved efficacy of liquid termite treatments, the Company began providing consumers with the choice of receiving termite services through baiting systems or liquid treatments. As previously disclosed, with this enhanced termite offering, the Company anticipated and did experience a shift in the mix of its termite customer base from bait to liquid. While the estimated lifetime values of these two types of offerings are comparable, the earnings cycles are different with liquid customers having less first year revenues and profits but more profitability in subsequent years. By offering consumers a choice in treatments, Terminix was able to increase the average price realized for each of the two treatment alternatives, thus helping to offset the adverse, short-term revenue and profit impacts of the mix shift. The mix of new termite sales (“termite completions”), which represent about a quarter of Terminix’s total revenue, moved from approximately 80 percent bait and 20 percent liquid at the end of 2003 to approximately 45 percent bait and 55 percent liquid at the end of 2004. As a result, overall termite completion revenue increased only modestly in 2004, even though the Company achieved solid double-digit unit growth in sales and improved price realization for each treatment alternative viewed discreetly.

Termite renewal revenues experienced strong growth, supported by improved pricing. Pest control revenue increased modestly as high single-digit growth in customer counts, attributable in part to a 100 basis point improvement in retention, was partially offset by the unfavorable impact to revenues from the increased number of customers receiving quarterly service visits versus monthly service visits. The Company believes this shift has had a positive impact on improving customer satisfaction and has already caused and should continue to lead to improved labor efficiencies.

Operating income grew modestly as the projected termite mix shift did have a negative effect on first year gross profit. Operating income was also adversely impacted by higher insurance, fuel, and bad debt costs, as well as the costs associated with a procedural change in the branches to ensure that termite renewal reinspections occur before the actual renewal payments are due. In 2004, the Company recorded a final adjustment to reflect positive trending in damage claim costs associated with the Sears termite customer base acquired several years ago. This resulted in an $8 million reduction in expense in 2004, compared with a $13 million reduction in 2003. In the fourth quarter of 2003, Terminix corrected its method of recognizing renewal revenue from certain customers who have prepaid. A cumulative adjustment was recorded reducing fourth quarter 2003 revenue by $9 million and operating income by $7 million.

Capital employed in the Terminix segment increased six percent, primarily reflecting acquisitions.

American Home Shield Segment

The American Home Shield segment reported an eight percent increase in revenue to $487 million from $450 million in 2003, and operating income growth of 24 percent to $72 million compared to $58 million in 2003.

Renewal sales, which are American Home Shield’s largest source of revenue, experienced solid growth, reflecting management’s specific programs to improve satisfaction and retention. Real estate sales, which are the second-largest channel, had slight growth with volume negatively impacted by strong declines in home listings in high warranty usage states like California and Texas. And consumer sales, which are the smallest but fastest-growing channel, experienced very strong double-digit growth, reflecting an increased level of direct-mail solicitations. American Home Shield’s total new contract sales in the fourth quarter increased three percent, a rate less than the full year growth rate of six percent due in part to the relative timing of direct mail solicitations.

Operating income increased, reflecting the effects of revenue growth and continued very strong controls over claim costs. Partially offsetting these factors were continuing investments to increase market penetration and customer retention. In 2005, American Home Shield is planning to continue its efforts to expand sales in less established real estate markets by expanding its sales force, improving training, and reducing the span of control of sales force supervisors. These efforts are intended to drive a replication of the results of high performing account executives. Management is also focusing on continuing to improve customer satisfaction and retention through enhanced customer communications.

In the third quarter of 2004, American Home Shield recorded a cumulative, non-cash negative adjustment to revenue and operating income of approximately $5.5 million related to the conversion from a historically manual deferred revenue calculation to an automated computation. In the fourth quarter of 2003, American Home Shield recorded a cumulative adjustment of a comparable amount related to a correction in its method of recognizing revenue from customers who have prepaid.

Capital employed increased 25 percent reflecting a higher level of cash and marketable securities due to the growth in the business and improved market performance. The calculation of capital employed for the American Home Shield segment includes approximately $258 million and $221 million of cash, short-term and long-term securities at December 31, 2004 and 2003, respectively. The interest and realized gains/losses on these investments are reported as non-operating income/expense.

Other Operations Segment

The Other Operations segment reported an eight percent increase in revenue to $164 million in 2004 compared with $152 million in 2003. On a combined basis, the ServiceMaster Clean and Merry Maids franchise operations reported revenue growth of 10 percent and a solid increase in operating income. ServiceMaster Clean continued to experience strong growth in disaster restoration services. At Merry Maids, a better economy and improved sales processes have driven steady increases in internal revenue growth in both the branch and franchise operations. The segment’s operating loss increased over the prior year, primarily reflecting a higher level of variable incentive compensation expense at the headquarters level, partially offset by increased profits in the franchise operations.

Total initial and recurring franchise fees represented 3.3 percent and 3.2 percent of consolidated revenue in 2004 and 2003, respectively and direct franchise operating expenses were 2.1 percent and 2.0 percent of consolidated operating expenses in 2004 and 2003, respectively. Total franchise fee profits comprised 10.3 percent and 10.9 percent of consolidated operating income (excluding the impairment charge in 2003) before headquarter overhead in 2004 and 2003, respectively. The portion of total franchise fee profits related to initial fees received from the sales of franchises was not material to the Company’s consolidated financial statements for all periods.

Capital employed in the Other Operations segment increased primarily reflecting the deferred tax assets recorded at the conclusion of the IRS review.

2005 Financial Position and Liquidity

Cash Flows from Operating Activities

Net cash provided from operating activities was $243 million in 2005, compared to $370 million in 2004. This decrease primarily reflects the tax payment impacts resulting from the IRS agreement. Related to this agreement, the Company realized tax savings of $25 million in 2004, made tax payments in early 2005 totaling $131 million and realized a $45 million reduction in estimated tax payments in the third and fourth quarters of 2005. Additionally, this agreement resulted in a deferred tax annuity totaling $57 million that will be realized through 2016. Excluding the impact of the IRS agreement, cash provided by operating activities totaled $329 million in 2005, approximately 80 percent higher than net income from continuing operations, and $345 million in 2004. This 2004 amount was favorably impacted by a non-sustainable reduction in payments of incentive compensation in 2004 related to the 2003 year totaling approximately $20 million.

Three factors contribute to the Company’s strength in its annual cash provided from operating activities: a solid earnings base, businesses that need relatively little working capital to fund growth in their operations, and significant annual deferred taxes. The Company receives a significant annual cash tax benefit due to a large base of amortizable intangible assets which exist for income tax reporting purposes, but not for book purposes. A significant portion of these assets arose in connection with the 1997 conversion from a limited partnership to a corporation. The 2004 agreement with the IRS affirmed the previously identified step-up in the tax basis of the Company’s assets which occurred upon reincorporation. The amortization of the tax basis will result in approximately $57 million of average annual cash tax benefits through 2012 for which no corresponding income statement benefit is recorded. The Company estimates that the divestitures of ARS and AMS will result in a reduction of approximately $4 million in the average annual cash tax benefits, however, the cash tax benefits in the year of divestiture will increase such that the aggregate tax benefits are unchanged.

Cash Flows from Investing Activities

Capital expenditures, which include recurring capital needs and information technology projects, were slightly below prior year levels. In 2006, the Company expects capital expenditures to total approximately $45 million. The Company has no material capital commitments at this time.

Acquisitions in 2005 totaled $51 million, compared with $59 million in 2004. The decrease in acquisitions primarily reflects TruGreen ChemLawn’s 2004 purchase of Greenspace. In 2006, the Company expects to continue to expand its tuck-in acquisition program at both Terminix and TruGreen ChemLawn, with overall acquisitions at these two units higher than the 2005 level.

Cash Flows from Financing Activities

Cash dividends paid to shareholders in 2005 amounted to $.44 per share, a 2.3 percent increase over 2004. This was the 35th consecutive year of annual growth in dividends for the Company. Cash dividends paid in 2005 totaled $128 million, a two percent increase over 2004, reflecting the per share increase, partially offset by the impact of share repurchases. In February 2006, the Company announced the declaration of a cash dividend of $.11 per share payable on February 28, 2006 to shareholders of record on February 17, 2006. The Company expects to continue to increase its per share dividend payment although, as previously disclosed, at a rate lower than its corresponding growth in profits. The timing and amount of future dividend increases are at the discretion of the Board of Directors and will depend on, among other things, the Company’s capital structure objectives and cash requirements.

In February 2006, ServiceMaster’s Board of Directors authorized $250 million for share repurchases. This authorization replaces the unused portion ($30 million at December 31, 2005) from the previous authorization granted in July 2000. In 2005, the Company repurchased $52 million of its shares at an average price of approximately $13.61 per share. The Company anticipates share repurchases in 2006 to be in the $80 to $100 million range. The actual level of future share repurchases will depend on various factors such as the Company’s commitment to maintain investment grade credit ratings and other strategic investment opportunities.

Liquidity

Cash and short and long-term marketable securities totaled approximately $367 million at December 31, 2005, compared with approximately $496 million at December 31, 2004. The Company used existing resources and cash generated from operations during 2005 to fund the previously disclosed tax payments related to the IRS agreement, as well as the repayment of $137 million of public debt that matured in April 2005. Approximately $348 million of the cash and short and long-term marketable securities balance is effectively required to support regulatory requirements at American Home Shield and for other purposes. Total debt at December 31, 2005 was $658 million, approximately $147 million below the amount at December 31, 2004 and the lowest level since 1997. Approximately 55 percent of the Company’s debt matures beyond five years and 42 percent beyond fifteen years. The Company’s next significant debt maturity is not until 2007.

Management believes that funds generated from operating activities and other existing resources provide it with significant financial flexibility which will continue to be adequate to satisfy its ongoing working capital needs. The Company maintains a revolving credit facility of $500 million. In May 2005, this agreement was amended to extend the maturity date to May 2010 and reduce by 50 basis points the interest rate payable under the facility. At December 31, 2005, the Company had no borrowings outstanding under this facility and had issued approximately $142 million of letters of credit, resulting in unused commitments of approximately $358 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business that will at times limit the amount available to the Company. During 2005, there were no receivables sold to third parties under this agreement.

The Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness (debt cannot exceed 3.25 times EBITDA, as defined) and interest coverage ratio (EBITDA needs to exceed four times interest expense). In addition, under certain circumstances, the agreements may limit the Company’s ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be an inhibiting factor in the Company’s future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At December 31, 2005, and throughout the year, the Company was in compliance with the covenants and, based on its operating outlook for 2006, expects to be able to maintain compliance in the future. The Company does not have any debt agreements that contain put rights or provide for acceleration of maturity as a result of a change in credit rating.

The Company maintains operating lease facilities with banks totaling $68 million which provide for the acquisition and development of branch properties to be leased by the Company. At December 31, 2005, there was approximately $68 million funded under these facilities. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of December 31, 2005 and 2004. The remaining funded balances are treated as operating leases. Approximately $15 million of the available facility expires in January 2008 and the remaining $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At December 31, 2005, the Company’s residual value guarantee related to the leased assets totaled $56 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.9 million) in the Consolidated Statements of Financial Position.

The majority of the Company’s fleet and some equipment is leased through operating leases. The lease terms are non-cancelable for the first twelve month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At December 31, 2005, there were approximately $259 million of residual value guarantees relating to the Company’s fleet and equipment leases. The fair value of the assets under the leases is expected to fully mitigate the Company’s obligations under the agreements. At December 31, 2005 the Company has recorded the estimated fair value of this guarantee (approximately $0.4 million) in the Consolidated Statements of Financial Position.

The following table presents the Company’s contractual obligations and commitments:

(In millions)	Total	< 1 Yr	2-3 Yrs	4-5 Yrs	> 5 Yrs

Debt balances*	$658	$19	$88	$192	$359
Non-cancelable operating leases	277	80	113	58	26
Purchase obligations:
Telecommunications	57	26	31	—	—
Supply agreements and other	45	27	16	2	—
Other long-term liabilities:*
Insurance claims	211	93	65	18	35
Businesses held pending sale and discontinued operations	16	6	6	2	2
Other	39	2	6	5	26

Total Amount	$1,303	$253	$325	$277	$448

*      These items are reported in the Consolidated Statements of Financial Position

Not included in the table above are deferred income tax liabilities and the related interest payments on the Company’s long-term debt. Deferred income tax liabilities totaled $113 million and are discussed in the Notes to the Consolidated Financial Statements. The majority of the Company’s debt is fixed rate debt. Therefore, the Company has calculated the expected interest payments on debt outstanding as of December 31, 2005 to be approximately $49 million, $47 million, $43 million, $37 million, $27 million and $445 million in 2006, 2007, 2008, 2009, 2010, and thereafter, respectively.

Financial Position - Continuing Operations

Receivables increased from prior year levels, reflecting a higher amount of credit sales at American Home Shield and an increased level of fourth quarter snow-removal receivables at TruGreen LandCare. Inventory levels increased reflecting a new vendor relationship at Terminix, as well as general business growth. Deferred customer acquisition costs were consistent with prior year levels. The Company capitalizes sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale. Property and equipment declined slightly. The Company does not have any material capital commitments at this time.

The increase in accounts payable reflects a lengthening of payment terms resulting from improvements in the Company’s processes. The decrease in income taxes payable at December 31, 2005 primarily reflects the February 2005 federal tax payment related to the IRS agreement. Deferred revenue increased, reflecting growth in warranty contracts written at American Home Shield, partially offset by lower levels of deferred revenue at Terminix associated with the new termite bait product and the increased mix of liquid applications.

The Company has minority investors in Terminix. This minority ownership reflects an interest issued to the former owners of the Allied Bruce Terminix Companies in connection with the acquisition of that entity. At any time, the former owners may convert this equity security into eight million ServiceMaster common shares. The ServiceMaster shares are included in the shares used for the calculation of diluted earnings per share whenever their inclusion has a dilutive impact. Subsequent to December 31, 2005, ServiceMaster has the ability to require conversion of the security into ServiceMaster common shares, provided the closing share price of ServiceMaster’s common stock averages at least $15 per share for 40 consecutive trading days.

Total shareholders’ equity was $1.1 billion and $992 million at December 31, 2005 and 2004, respectively. The increase primarily reflects operating profits in the business offset in part by cash dividend payments and share repurchases.

Under federal tax rules, dividends are considered taxable only when paid out of current or accumulated earnings and profits as defined under federal tax laws. As a result of its December 1997 reincorporation, the Company only began generating corporate earnings and profits for tax purposes in 1998. Since 1998, earnings and profits for tax purposes have been reduced by dividend payments, amortization of intangible assets for tax reporting, deductions relating to business closures and the timing of certain other tax-related items. The Company currently expects that approximately 60 percent of its 2006 dividends on common stock will be taxable as dividend income for federal income tax purposes. This is lower than the previously disclosed taxability percentage for 2005 dividends of 87 percent, primarily due to one-time effects of the pending dispositions. The 2006 estimate is subject to change, based on the outcome of future events. Any portion of the dividend that is not taxable would be treated as a return of capital and would generally be applied to reduce the cost basis of the shares. The Company expects that the taxable portion of its dividend will rebound sharply in 2007, and grow to be fully taxable over the succeeding few years.

Financial Position – Businesses Held Pending Sale and Discontinued Operations

The assets and liabilities related to businesses held pending sale and discontinued businesses have been classified in a separate caption on the Consolidated Statements of Financial Position. Assets from the businesses held pending sale and discontinued operations have increased, reflecting growth in receivables at the American Residential Services (ARS) and American Mechanical Services (AMS) businesses. The increase in liabilities from businesses held pending sale and discontinued operations represents increases in payables and other current liabilities at the ARS and AMS businesses, partially offset by reductions associated with the favorable conclusion of certain obligations related to the previously sold international pest control operations. The remaining liabilities primarily represent payables and other current liabilities at the businesses held pending sale and obligations related to long-term self-insurance claims.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from actual results. The more significant areas requiring the use of management estimates relate to the allowance for receivables, accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims, accruals for home warranty claims, the possible outcomes of outstanding litigation, accruals for income tax liabilities as well as deferred tax accounts, the deferral and amortization of customer acquisition costs, useful lives for depreciation and amortization expense and the valuation of tangible and intangible assets.

The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the outstanding balance. As such, these factors may change over time causing the reserve level to vary.

The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company has self-insured retention limits and insured layers of excess insurance coverage above those limits. Accruals for self-insurance losses and warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period identified.

The Company records deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. There are significant amortizable intangible assets for tax reporting purposes (not for financial reporting purposes) which arose as a result of the Company’s reincorporation from partnership to corporate form in 1997. The Company records its deferred tax items based on the estimated value of the tax basis. The Company adjusts tax estimates when required to reflect changes based on factors such as changes in tax laws, results of tax authority reviews and statutory limitations.

Fixed assets, and intangible assets with finite lives, are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company’s previous experience for similar assets, potential market obsolescence, and other industry and business data. The Company also periodically reviews the assets for impairment and a loss would be recorded if and when the Company determined that the book value of the asset exceeded its fair value. Changes in the estimated useful lives or in asset values would cause the Company to adjust its book value or future expense accordingly.

The Company reviews its goodwill and trade names at least once a year for impairment. An impairment loss would be recorded if and when the Company determines that the expected present value of the future cash flows deemed to be derived from the asset is less than its corresponding book value. As permitted under SFAS 142, the Company carries forward a reporting unit’s valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2005 goodwill and trade name impairment review, the Company carried forward the valuations for all reporting units except ARS. A valuation analysis performed for ARS indicated no impairment issue.

Revenue from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenue from landscaping services are recognized as they are earned based upon monthly contract arrangements or when services are performed for non-contractual arrangements. Revenue from the Company’s commercial installation contracts, primarily relating to HVAC and electrical installations are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company eradicates termites through the use of baiting stations, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting stations, as well as home warranty services, frequently are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Revenue from trade name licensing arrangements is recognized when earned. Franchised revenue consists principally of monthly fee revenue, which is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of franchises. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

Newly Issued Accounting Statements and Positions

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). This Statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that stock options and share grants be recorded at fair value and this value is recognized as compensation expense over the vesting period. The Statement requires that compensation expense be recorded for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the effective date of this Statement. The provisions of this Statement become effective beginning with the Company’s 2006 fiscal year (January 1, 2006). The Company had previously disclosed that it had expected to restate prior periods as if this Statement were in effect for all periods. As permitted by this Statement, the Company will instead prospectively apply the provisions of this Statement effective January 1, 2006. The Company currently estimates that the adoption of this Statement will reduce earnings per share in 2006 by approximately $.01.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The economy and its impact on discretionary consumer spending, labor wages, fuel prices, home re-sales, unemployment rates, insurance costs and medical inflation rates could be significant to future operating earnings.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements, primarily fuel hedges, in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions is not material to the Company’s financial statements.

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88 percent on the notional amount. The impact of these swap transactions was to convert $165 million of the Company’s debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR (7.5 percent average rate during 2005).

The Company generally maintains the majority of its debt at fixed rates. After considering the effect of the interest rate swap agreements, approximately 74 percent of total recorded debt at December 31, 2005 was at a fixed rate.

The following table summarizes information about the Company’s fixed rate debt as of December 31, 2005 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair value of the Company’s fixed rate debt was approximately $491 million at December 31, 2005.

	Expected Maturity Date

(In millions)	2006	2007	2008	2009	2010	There after	Total

Fixed rate debt	$19	$61	$12	$25	$8	$359	$484
Avg. rate	5.7%	7.1%	7.1%	7.8%	7.9%	7.5%	7.4%

With respect to other obligations, the payments on the approximately $68 million of funding outstanding under the Company’s real estate operating lease facilities as well as its fleet and equipment operating leases (approximately $259 million in residual value guarantee) are tied to floating interest rates. The Company’s exposure to interest expense based on floating rates is partially offset by floating rate investment income earned on cash and marketable securities. The Company believes its overall exposure to interest rate fluctuations is not material to its overall results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company’s credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at December 31, 2005, a one rating category improvement in the Company’s credit ratings would reduce annual expense by approximately $0.4 million. A one rating category reduction in the Company’s credit ratings would increase annual expense by approximately $0.7 million.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting. The management of The ServiceMaster Company (“The Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the Company’s auditors, have issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. This attestation report is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The ServiceMaster Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The ServiceMaster Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 27, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 27, 2006

Consolidated Statements of Operations
(In thousands, except per share data)

For years ended December 31,	2005	2004	2003

Operating Revenue	$3,239,478	$3,068,068	$2,895,028

Operating Costs and Expenses:
Cost of services rendered and products sold	2,011,978	1,919,220	1,837,592
Selling and administrative expenses	881,963	818,534	752,036
Amortization expense	5,454	6,006	5,875
Charge for impaired assets and other items (1)	—	—	188,870

Total operating costs and expenses	2,899,395	2,743,760	2,784,373

Operating Income	340,083	324,308	110,655

Non-operating Expense (Income)
Interest expense	56,999	60,708	65,255
Interest and investment income	(19,832)	(15,469)	(15,012)
Minority interest and other expense, net	8,218	8,225	8,151

Income from Continuing Operations before Income Taxes	294,698	270,844	52,261
Provision (benefit) for income taxes (2)	114,137	(45,779)	54,716

Income (Loss) from Continuing Operations (2)	180,561	316,623	(2,455)
Income (loss) from businesses held pending sale and discontinued operations, net of income taxes (1, 2, 3)	18,364	14,604	(222,232)

Net Income (Loss)	$198,925	$331,227	$(224,687)

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.62	$1.09	$(0.01)
Income (loss) from businesses held pending sale and discontinued operations (3)	0.06	0.05	(0.75)

Basic Earnings (Loss) Per Share	$0.68	$1.14	$(0.76)

Diluted Earnings (Loss) Per Share:(1, 2, 3)
Income (loss) from continuing operations	$0.61	$1.06	$(0.01)
Income (loss) from businesses held pending sale and discontinued operations	0.06	0.05	(0.75)

Diluted Earnings (Loss) Per Share	$0.67	$1.11	$(0.76)

(1)

In accordance with SFAS 142, the Company’s goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test. In the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its TruGreen LandCare business unit. This charge, which is included in the results of continuing operations for 2003, totaled $189 million pre-tax, $156 million after-tax, and $0.53 per diluted share. Also in the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its American Residential Services (ARS) and American Mechanical Services (AMS) operations. The Company is currently holding these operations for sale. Accordingly, the financial results for the ARS and AMS operations, as well as the impairment charge related to these operations ($292 million pre-tax, $227 million after-tax), are classified with the financial statement caption “businesses held pending sale and discontinued operations” for all periods. See the “Goodwill and Intangible Assets” note in the Notes to Consolidated Financial Statements.

(2)

In January 2005, the Company announced that it had reached a comprehensive agreement with the Internal Revenue Service regarding its examination of the Company’s federal income taxes through the year 2002. As a result of this agreement, the Company recorded a non-cash reduction in its 2004 tax provision, thereby increasing net income by approximately $159 million. Approximately $150 million related to continuing operations ($.49 per diluted share) and $9 million related to businesses held pending sale and discontinued operations ($.03 per diluted share). See the “Income Taxes” note in the Notes to the Consolidated Financial Statements.

(3)

The Company intends to sell its American Residential Services (ARS) and American Mechanical Services (AMS) companies so it can concentrate resources on its main growth businesses. These operations were previously disclosed as the Company’s ARS/AMS segment. Because the Company intends to sell these companies, the results of these operations are classified within the financial statement caption “businesses held pending sale and discontinued operations” in all periods. See the Management Discussion and Analysis of Financial Position and Results of Operations for a discussion of the components of businesses held for sale and discontinued operations.

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position (In thousands, except per share data) As of December 31,	2005	2004

Assets:

Current Assets:
Cash and cash equivalents	$114,508	$256,626
Marketable securities	104,807	103,681
Receivables, less allowances of $17,702 and $21,739, respectively	309,567	279,685
Inventories	60,331	51,248
Prepaid expenses and other assets	23,948	24,657
Deferred customer acquisition costs	40,402	41,574
Deferred taxes	35,050	108,780
Assets of businesses held pending sale and discontinued operations	135,100	112,501

Total Current Assets	823,713	978,752

Property and Equipment:
At cost	364,503	339,426
Less: accumulated depreciation	(202,676)	(176,503)

Net Property and Equipment	161,827	162,923

Other Assets:
Goodwill	1,548,070	1,511,873
Intangible assets, primarily trade names, net	230,343	220,795
Notes receivable	30,941	35,411
Long-term marketable securities	147,332	135,824
Other assets	9,304	14,227
Assets of businesses held pending sale and discontinued operations	77,340	80,397

Total Assets	$3,028,870	$3,140,202

Liabilities and Shareholders’ Equity:

Current Liabilities:
Accounts payable	$91,625	$55,631
Accrued liabilities:
Payroll and related expenses	103,028	98,426
Self-insured claims and related expenses	93,047	83,075
Income taxes payable	30,730	152,841
Other	87,984	93,799
Deferred revenue	432,741	429,512
Liabilities of businesses held pending sale and discontinued operations	97,294	91,396
Current portion of long-term debt	19,222	23,247

Total Current Liabilities	955,671	1,027,927

Long-Term Debt	638,928	781,841

Long-Term Liabilities:
Deferred taxes	113,300	88,100
Liabilities of businesses held pending sale and discontinued operations	10,130	9,615
Other long-term obligations	156,201	141,184

Total Long-Term Liabilities	279,631	238,899

Minority Interest	100,000	100,000

Commitments and Contingencies (See Note)

Shareholders’ Equity:
Common stock $0.01 par value, authorized 1,000,000 shares; issued 321,338 and 318,559, respectively	3,213	3,186
Additional paid-in capital	1,117,388	1,083,057
Retained earnings	282,993	212,116
Accumulated other comprehensive income	7,197	10,804
Restricted stock (unearned compensation)	(14,438)	(12,857)
Treasury stock	(341,713)	(304,771)

Total Shareholders’ Equity	1,054,640	991,535

Total Liabilities and Shareholders’ Equity	$3,028,870	$3,140,202

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Restricted Stock	Treasury Stock	Total Equity

Balance December 31, 2002	$3,160	$1,054,272	$355,893	$(849)	$(1,988)	$(191,788)	$1,218,700

Net loss 2003			(224,687)				(224,687)
Other comprehensive income, net of tax:
Net unrealized gain on securities, net of reclassification adjustment (1)				7,022			7,022
Foreign currency translation				1,759			1,759

Total comprehensive income (loss)			(224,687)	8,781			(215,906)

Shareholders’ dividends			(124,841)				(124,841)
Shares issued under options, grant plans, and other (2,700 shares)	13	7,368			(2,380)	19,144	24,145
Treasury shares purchased (8,084 shares)						(85,581)	(85,581)

Balance December 31, 2003	$3,173	$1,061,640	$6,365	$7,932	$(4,368)	$(258,225)	$816,517

Net income 2004			331,227				331,227
Other comprehensive income, net of tax:
Net unrealized gain on securities, net of reclassification adjustment (1)				826			826
Foreign currency translation				2,046			2,046

Total comprehensive income			331,227	2,872			334,099

Shareholders’ dividends			(125,476)				(125,476)
Shares issued under options, grant plans, and other (2,711 shares)	13	21,273			(8,489)	13,937	26,734
Treasury shares purchased (5,353 shares)						(63,814)	(63,814)
Shares issued for acquisitions (297 shares)		144				3,331	3,475

Balance December 31, 2004	$3,186	$1,083,057	$212,116	$10,804	$(12,857)	$(304,771)	$991,535

Net income 2005			198,925				198,925
Other comprehensive income, net of tax:
Net unrealized loss on securities, net of reclassification adjustment (1)				(2,188)			(2,188)
Foreign currency translation				(1,419)			(1,419)

Total comprehensive income (loss)			198,925	(3,607)			195,318

Shareholders’ dividends			(128,048)				(128,048)
Shares issued under options, grant plans, and other (4,076 shares)	27	34,277			(1,581)	13,516	46,239
Treasury shares purchased (3,791 shares)						(51,595)	(51,595)
Shares issued for acquisitions (88 shares)		54				1,137	1,191

Balance December 31, 2005	$3,213	$1,117,388	$282,993	$7,197	$(14,438)	$(341,713)	$1,054,640

(1) Disclosure of reclassification amounts (net of tax) relating to comprehensive income:

	2005	2004	2003

Unrealized holding gains arising in period	$2,749	$4,647	$9,335
Less: Gains realized	(4,937)	(3,821)	(2,313)

Net unrealized gains (losses) on securities	$(2,188)	$826	$7,022

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(In thousands)

For years ended December 31,	2005	2004	2003

Cash and Cash Equivalents at January 1	$256,626	$228,161	$227,177
Cash Flows from Operating Activities:
Net Income (Loss)	198,925	331,227	(224,687)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Income) loss from businesses held pending sale and discontinued operations	(18,364)	(14,604)	222,232
Non-cash reduction in continuing operations tax expense	—	(149,722)	—
Non-cash charge for impaired assets and other items, net of tax	—	—	156,200
Depreciation expense	44,313	42,680	41,464
Amortization expense	5,454	6,006	5,875

Change in working capital, net of acquisitions:
Change in tax accounts:
Deferred income taxes	60,941	66,639	65,256
Resolution of income tax audits	(86,356)	25,000	—
Receivables	(29,439)	(12,765)	(14,096)
Inventories and other current assets	(3,743)	4,692	3,519
Accounts payable	36,741	(3,436)	(6,778)
Deferred revenue	1,540	14,339	22,947
Accrued liabilities	17,848	51,285	(4,014)
Other, net	14,848	8,716	1,113

Net Cash Provided from Operating Activities	242,708	370,057	269,031

Cash Flows from Investing Activities:
Property additions	(41,771)	(45,346)	(33,083)
Sale of equipment and other assets	2,838	6,606	10,498
Business acquisitions, net of cash acquired	(33,719)	(40,184)	(28,875)
Proceeds from business sales	—	—	21,106
Notes receivable, financial investments and securities	(8,371)	(45,580)	(23,499)

Net Cash Used for Investing Activities	(81,023)	(124,504)	(53,853)

Cash Flows from Financing Activities:
Borrowings of debt	730,287	1,000	99,123
Payments of debt	(894,102)	(38,042)	(130,339)
Shareholders’ dividends	(128,048)	(125,476)	(124,841)
Purchase of ServiceMaster stock	(52,324)	(63,085)	(85,581)
Other, net	29,518	16,631	16,330

Net Cash Used for Financing Activities	(314,669)	(208,972)	(225,308)

Cash Flows from Businesses Held Pending Sale and Discontinued Operations:
Cash provided from (used for) operating activities of businesses held pending sale and discontinued operations	14,181	(1,189)	16,662
Cash used for investing activities of businesses held pending sale and discontinued operations	(3,315)	(6,927)	(5,548)

Net Cash Provided from (Used for) Businesses Held Pending Sale and Discontinued Operations	10,866	(8,116)	11,114

Cash Increase (Decrease) During the Year	(142,118)	28,465	984

Cash and Cash Equivalents at December 31	$114,508	$256,626	$228,161

See accompanying Notes to the Consolidated Financial Statements.

Notes To The Consolidated Financial Statements

Significant Accounting Policies

Summary: The consolidated financial statements include the accounts of ServiceMaster and its majority-owned subsidiary partnerships and corporations, collectively referred to as the Company. Intercompany transactions and balances have been eliminated. In 2005, the Company reported its gross debt borrowings and payments in the Consolidated Statements of Cash Flows. Historically, the Company netted debt borrowings and payments. The 2004 and 2003 information has been changed to conform to the 2005 presentation.

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles (“GAAP”) which may differ from actual results. The more significant areas requiring the use of management estimates relate to the allowance for receivables, accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims, accruals for home warranty and termite damage claims, the possible outcomes of outstanding litigation, accruals for income tax liabilities as well as deferred tax accounts, the deferral and amortization of customer acquisition costs, useful lives for depreciation and amortization expense, and the valuation of tangible and intangible assets.

The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the outstanding balances. As such, these factors may change over time causing the reserve level to vary.

The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company has self-insured retention limits and insured layers of excess insurance coverage above those limits. Accruals for self-insurance losses and warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

The Company records deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. There are significant amortizable intangible assets for tax reporting purposes (not for financial reporting purposes) which arose as a result of the Company’s reincorporation from partnership to corporate form in 1997. The Company records its deferred tax items based on the estimated value of the tax basis. The Company adjusts tax estimates when required to reflect changes based on factors such as changes in tax laws, results of tax authority reviews and statutory limitations.

Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company’s previous experience for similar assets, the potential for market obsolescence and other industry and business data. An impairment loss would be recognized if and when the undiscounted future cash flows derived from the asset are less than its carrying amount. Changes in the estimated useful lives or in the asset values could cause the Company to adjust its book value or future expense accordingly.

The Company does not amortize its goodwill or indefinite-lived intangible assets. The Company tests these assets for impairment, at a minimum, on an annual basis (October 1st) by applying a fair-value based test. An impairment loss would be recorded if and when the Company determines that the expected present value of the future cash flows is less than the book value. As permitted under SFAS 142, the Company carries forward a reporting unit’s valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote.

Revenue: Revenue from lawn care, pest control, liquid and fumigation termite applications are recognized as the services are provided. Revenue from landscaping services are recognized as they are earned based upon monthly contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting stations, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting stations, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Revenue from trade name licensing arrangements is recognized when earned. Franchised revenue (which in the aggregate represents approximately three percent of consolidated revenue) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchised revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total franchise fee profits (excluding trade name licensing) comprised 10.5, 10.3 and 10.9 percent of consolidated operating income (excluding the impairment charge in 2003) before headquarter overhead in 2005, 2004 and 2003, respectively.

The Company had $433 million and $430 million of deferred revenue at December 31, 2005 and 2004, respectively, which consist primarily of payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs emerge, such as when the services are performed or claims are incurred.

Deferred Customer Acquisition Costs: Customer acquisition costs, which are incremental and direct costs of

Notes To The Consolidated Financial Statements

obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

Interim Reporting: TruGreen ChemLawn has significant seasonality in its business. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen ChemLawn defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized in proportion to the revenue over the production season, and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These costs are deferred and recognized approximately in proportion to revenue over the balance of the year, and are not deferred beyond the calendar year-end.

Advertising: As discussed in the “Interim Reporting” note above, certain pre-season advertising costs are deferred and recognized approximately in proportion to the revenue over the year. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits, which is the one-year contract life.

Inventory Valuation: Inventories are valued at the lower of cost (primarily on a weighted average cost basis) or market. The inventory primarily represents finished goods to be used on the customers’ premises or sold to franchisees.

Property and Equipment, Intangible Assets and Goodwill: Buildings and equipment used in the business are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes. The estimated useful lives for building and improvements range from 10 to 40 years, while the estimated useful lives for equipment range from three to 10 years. Leasehold improvements relating to leased facilities are depreciated over the remaining life of the lease. Technology equipment as well as software and development have an estimated useful life of three to seven years. Intangible assets consist primarily of goodwill ($1.5 billion), trade names ($215 million) and other intangible assets ($15 million).

As required by SFAS 142, goodwill is not subject to amortization and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to an assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As permitted under SFAS 142, the Company carries forward a reporting unit’s valuation from the most recent valuation under the following conditions; the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2005 goodwill and trade name impairment review, the Company carried forward the valuations for all reporting units except ARS. A valuation analysis performed for ARS indicated no impairment.

As required by SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s long-lived assets, including fixed assets and intangible assets (other than goodwill), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on these reviews, when the undiscounted future cash flows derived from using the asset are less than the carrying amount of the asset, an impairment loss is recognized based on the asset’s fair value, and the carrying amount of the asset is reduced accordingly.

Fair Value of Financial Instruments and Credit Risk: The carrying amounts of receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at year-end. The carrying amount of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss). The carrying amount of total debt is $658 million and $805 million and the estimated fair value is approximately $666 million and $875 million at December 31, 2005 and 2004, respectively. The estimated fair value of debt is based upon borrowing rates currently available to the Company for long-term borrowings with similar terms and maturities.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions is not material to the Company’s consolidated financial statements.

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company’s interest rate swap agreements are classified as fair value hedges and, as such, gains and losses on the swaps as well as the gains and losses on the related hedged items are recognized in current earnings.

Derivative financial instruments, which potentially subject the Company to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt and common equity securities. The Company periodically reviews its portfolio of investments to

Notes To The Consolidated Financial Statements

determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. Receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. The Company maintains an allowance for losses based upon the expected collectibility of receivables.

Income Taxes: The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” This Statement uses an asset and liability approach for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Earnings Per Share: Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. The weighted average number of common shares used in the diluted earnings per share calculation include the incremental effect related to outstanding options and stock appreciation rights (SARS) whose market price is in excess of the grant price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible securities is added back to net income in the numerator, while the number of shares used in the denominator include the shares issuable upon conversion of the securities.

Stock-Based Compensation: Beginning in 2003, the Company has been accounting for employee stock options as compensation expense in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, provides alternative methods of transitioning to the fair-value based method of accounting for employee stock options as compensation expense. The Company is using the “prospective method” of SFAS 148 and is expensing the fair value of new employee option grants awarded subsequent to 2002.

Prior to 2003, the Company had accounted for employee share options under the intrinsic method of Accounting Principles Board Opinion 25. Compensation expense determined under the fair-value based method of SFAS 123 relating to newly issued awards as well as the unvested portion of the previously issued awards would have resulted in proforma reported net income and net earnings per share as follows:

(In thousands, except per share data)	2005	2004	2003

Net income (loss) as reported	$198,925	$331,227	$(224,687)
Add back: Stock-based compensation expense included in reported net income, net of related tax effects	2,280	1,729	609

Deduct: Stock-based compensation expense determined under fair-value method, net of related tax effects	(5,742)	(6,346)	(6,179)

Proforma net income (loss)	$195,463	$326,610	$(230,257)

Basic Earnings Per Share:
As reported	$0.68	$1.14	$(0.76)
Proforma	0.67	1.12	(0.78)

Diluted Earnings Per Share:
As reported	$0.67	$1.11	$(0.76)
Proforma	0.66	1.09	(0.78)

See the “Shareholders’ Equity” note to the Consolidated Financial Statements for a description of the assumptions used to compute the above stock based compensation expense.

Newly Issued Accounting Statements and Positions: In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). This Statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that stock options and share grants be recorded at fair value and this value is recognized as compensation expense over the vesting period. The Statement requires that compensation expense be recorded for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the effective date of this Statement. The provisions of this Statement become effective beginning with the Company’s 2006 fiscal year (January 1, 2006). The Company had previously disclosed that it had expected to restate prior periods as if this Statement were in effect for all periods. As permitted by this Statement, the Company will instead prospectively apply the provisions of this Statement effective January 1, 2006. The Company currently estimates that the adoption of this Statement will reduce earnings per share in 2006 by approximately $.01.

Recently Adopted Accounting Principles: The Company adopted the provisions of FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), an interpretation of FASB Statement 143 “Accounting for Asset Retirement Obligations (SFAS 143). FIN 47 clarifies that an entity is required to recognize a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified the term “conditional asset retirement obligation”, as used in SFAS 143, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within control of the entity. FIN 47 is effective for companies no later than the end of their first fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have a significant impact on the Company.

Notes To The Consolidated Financial Statements

Business Segment Reporting

The business of the Company is conducted through five operating segments: TruGreen ChemLawn, TruGreen LandCare, Terminix, American Home Shield and Other Operations. The Company intends to sell its American Residential Services (ARS) and American Mechanical Services (AMS) companies so it can concentrate resources on its main growth businesses. The Company has retained an investment banking firm to serve as its financial advisor in this process. The ARS/AMS operations provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair services and were previously disclosed as the Company’s ARS/AMS segment. Because the Company intends to sell these businesses, their operating results are reported within the financial statement caption “businesses held pending sale and discontinued operations” for all periods presented.

The Company has also expanded its business segment reporting to allow for better ongoing visibility into the components of the business. The companies that previously were reported within the TruGreen segment have been further broken out into the TruGreen ChemLawn segment and the TruGreen LandCare segment. TruGreen LandCare is an important part of the Company’s continuing operations and presenting its results as a separate segment recognizes the importance of this business to the continued growth of the enterprise while also enhancing overall disclosure. All previously reported segment financial information reflects the aforementioned changes in segment reporting.

In accordance with Statement of Financial Accounting Standards 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company’s reportable segments are strategic business units that offer different services. The TruGreen ChemLawn segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscaping services to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The Other Operations segment includes the franchised and company-owned operations of ServiceMaster Clean, Furniture Medic and Merry Maids, which provide disaster restoration, commercial cleaning, carpet and upholstery cleaning, furniture repair and maid services. This segment also includes the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

Information regarding the accounting policies used by the Company is described in the Significant Accounting Policies Note. The Company derives substantially all of its revenue from customers in the United States with less than two percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs. Identifiable assets are those used in carrying out the operations of the business unit and include intangible assets directly related to its operations.

Segment information for the years ended December 31, 2005, 2004, and 2003 is presented below.

Notes to the Consolidated Financial Statements

Business Segment Table

(In thousands)	2005	% Change	2004	% Change	2003

Operating Revenue:
TruGreen ChemLawn	$1,024,641	4%	$980,816	8%	$908,351
TruGreen LandCare	453,323	3	438,833	0	439,049
Terminix	1,056,285	6	996,900	5	945,258
American Home Shield	528,687	8	487,395	8	450,264
Other Operations	176,542	8	164,124	8	152,106

Total Operating Revenue	$3,239,478	6%	$3,068,068	6%	$2,895,028

Operating Income (Loss):(1, 2)
TruGreen ChemLawn	$171,758	(2%)	$175,666	9%	$161,767
TruGreen LandCare (2)	4,317	N/M	(4,482)	N/M	(195,784)
TruGreen LandCare without impairment charge (2)	4,317	N/M	(4,482)	35%	(6,914)
Terminix	145,568	10	132,827	1	131,044
American Home Shield	70,959	(1)	71,986	24	58,154
Other Operations	(52,519)	(2)	(51,689)	(16)	(44,526)

Total Operating Income	$340,083	5%	$324,308	N/M	$110,655

Capital Employed: (3)
TruGreen ChemLawn	$812,873	2%	$795,254	2%	$777,880
TruGreen LandCare	33,900	1	33,720	(23)	43,532
Terminix	652,230	3	631,370	6	596,535
American Home Shield	207,864	24	168,223	25	134,372
American Home Shield without cash and marketable securities (3)	(75,026)	16	(89,561)	(3)	(86,574)
Other Operations	105,923	(60)	268,056	46	183,778

Total Capital Employed	$1,812,790	(4%)	$1,896,623	9%	$1,736,097

Identifiable Assets:
TruGreen ChemLawn	$885,153	2%	$870,209	6%	$821,121
TruGreen LandCare	92,694	6	87,474	(4)	90,837
Terminix	862,270	2	843,272	3	822,407
American Home Shield	530,486	12	474,326	12	422,765
Other Operations	658,267	(24)	864,921	8	799,296

Total Identifiable Assets	$3,028,870	(4%)	$3,140,202	6%	$2,956,426

Depreciation & Amortization Expense:
TruGreen ChemLawn	$12,611	2%	$12,383	21%	$10,263
TruGreen LandCare	8,411	(17)	10,163	(19)	12,501
Terminix	11,778	3	11,441	11	10,328
American Home Shield	8,492	8	7,860	15	6,829
Other Operations	8,475	24	6,839	(8)	7,418

Total Depreciation & Amortization Expense	$49,767	2%	$48,686	3%	$47,339

Capital Expenditures:
TruGreen ChemLawn	$11,724	51%	$7,756	(5%)	$8,192
TruGreen LandCare	3,659	(29)	5,132	(15)	6,005
Terminix	11,417	2	11,202	117	5,169
American Home Shield	5,343	(3)	5,490	(17)	6,619
Other Operations	9,628	(39)	15,766	122	7,098

Total Capital Expenditures	$41,771	(8%)	$45,346	37%	$33,083

N/M = Not meaningful

(1)	Presented below is a reconciliation of segment operating income to income from continuing operations before income taxes.

(In thousands)	2005	2004	2003

Segment Operating Income	$340,083	$324,308	$110,655
Non-operating expense (income):
Interest expense	56,999	60,708	65,255
Interest and investment income	(19,832)	(15,469)	(15,012)
Minority interest and other expense, net	8,218	8,225	8,151

Income from Continuing Operations before Income Taxes	$294,698	$270,844	$52,261

(2)

In the third quarter of 2003, the Company recorded in continuing operations a non-cash, pre-tax impairment charge of $189 million related to the goodwill and intangible assets of its TruGreen LandCare operations. In order to facilitate comparisons of ongoing operating performance of continuing operations, the Company also has presented the TruGreen LandCare segment results after adjusting for the impact of the impairment charge.

(3)

Capital employed is a non-U.S. GAAP measure that is defined as the segment’s total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company’s business segments. The calculation of capital employed for the American Home Shield segment includes approximately $283 million, $258 million and $221 million of cash and marketable securities at December 31, 2005, 2004 and 2003, respectively. The investment income and realized gains/losses on these assets are reported below operating income in non-operating income/expense. In order to facilitate the comparison of return on invested capital for the American Home Shield segment, the Company has also presented capital employed for this segment excluding cash and marketable securities. The negative capital employed balances primarily result from deferred revenue and amounts payable to subcontractors. Presented below is a reconciliation of total segment capital employed to the most comparable U.S. GAAP measure.

(In thousands)	2005	2004	2003

Total Assets	$3,028,870	$3,140,202	$2,956,426
Less:
Current liabilities, excluding current portion of long-term debt	936,449	1,004,680	784,459
Long-term liabilities	279,631	238,899	435,870

Total Capital Employed	$1,812,790	$1,896,623	$1,736,097

Notes to the Consolidated Financial Statements

The combined franchise operations of ServiceMaster Clean and Merry Maids comprised approximately 5% of the consolidated revenue in 2005, 2004, and 2003. These operations comprised approximately 11%, 11%, and 12% of consolidated operating income (excluding the 2003 impairment charge) before headquarter overhead for 2005, 2004, and 2003, respectively.

The following table summarizes the segment goodwill that is not amortized. See the “Acquisitions” note and the “Goodwill and Intangible Assets” note in the Notes to Consolidated Financial Statements for information relating to goodwill acquired and amounts impaired, respectively.

(In thousands)	2005	2004	2003

TruGreen ChemLawn	$700,029	$681,954	$652,534
Terminix	661,166	643,567	622,351
American Home Shield (1)	85,526	72,085	72,085
Other Operations	101,349	114,267	113,065

Total	$1,548,070	$1,511,873	$1,460,035

(1) In the second quarter of 2005, approximately $13 million of enterprise goodwill was reclassified to the American Home Shield segment from the Other Operations segment.

Goodwill and Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company completed its annual assessment of impairment as of October 1.

In the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its TruGreen LandCare business unit. This charge, which is included in the results of continuing operations for 2003, totaled $189 million pre-tax, $156 million after-tax, and $0.53 per diluted share. The impairment charge reported in continuing operations included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $33 million, or only approximately 17 percent of the pre-tax impairment charge of $189 million. Also in the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its ARS and AMS operations. These businesses are now being held pending sale, accordingly, the financial results for the ARS and AMS operations, as well as the impairment charge related to these operations ($292 million pre-tax, $227 million after-tax), have been classified to the financial statement caption “businesses held pending sale and discontinued operations” for all periods.

In April 2004, TruGreen ChemLawn acquired the assets of Greenspace Limited, Canada’s largest professional lawn care service company. Intangible assets recorded were less than $16 million. The balance of goodwill and intangible assets that were added during 2004 relate to tuck-in acquisitions completed by Terminix and TruGreen ChemLawn.

The increase in goodwill and intangible assets in 2005 relates to tuck-in acquisitions completed throughout the year by Terminix and TruGreen ChemLawn, as well as the acquisition of a distributorship by ServiceMaster Clean in the third quarter.

The table below summarizes the goodwill and intangible asset balances:

(In thousands)	2005	2004	2003

Goodwill (1)	$1,548,070	$1,511,873	$1,460,035
Trade names (1)	215,493	204,793	204,793

Other intangible assets	49,981	45,679	35,323
Accumulated amortization	(35,131)	(29,677)	(23,671)

Net other intangibles	14,850	16,002	11,652

Total	$1,778,413	$1,732,668	$1,676,480

(1) Not subject to amortization.

(2) Amortization expense of $5 million, $6 million and $6 million was recorded in 2005, 2004 and 2003, respectively. Annual amortization expense of $5 million in 2005 is expected to decline over the next five years.

Income Taxes

In January 2005, the Company reached a comprehensive agreement with the IRS regarding its examination of the Company’s federal income taxes through the year 2002. As previously disclosed, the Company had not been audited by the IRS during the period in which it operated as a master limited partnership (1987 through 1997) or in subsequent years. Consequently, the examination covered numerous significant matters, including the tax consequences resulting from the Company’s reincorporation in 1997, and the sale of its large Management Services segment in November 2001. Pursuant to the agreement, the Company paid taxes and interest (primarily in February 2005) to the IRS and various states in the amount of $131 million ($112 million of increased taxes and $19 million of interest). These payments represented only one part of a four part agreement with the IRS, which also included: tax savings of $25 million that were realized in 2004; a reduction of $45 million in the estimated tax payments made during the second half of 2005 and a deferred tax asset totaling $57 million that will be realized through 2016.

As a result of this agreement, certain deferred tax assets, primarily related to intangible assets, which had previously not been recorded due to uncertainties associated with the complexity of the matters under review and the extended period of time effectively covered by the IRS’ examination were recorded. This resulted in a non-cash reduction in the Company’s 2004 income tax provision, thereby increasing 2004 consolidated net income by approximately $159 million ($150 million related to continuing operations and $9 million related to businesses held pending sale and discontinued operations).

In February 2006, the IRS concluded the 2003 and 2004 audits of the Company’s tax returns. There were no material adjustments or payments resulting from these audits. In the first quarter of 2006, the IRS commenced the audit of the Company’s tax return for 2005. As with any review of this

Notes to the Consolidated Financial Statements

nature, the ultimate outcome of this IRS examination is not known at this time.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	2005	2004	2003

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes net of U.S. federal benefit	3.3	3.6	6.5
Adjustment relating to the IRS agreement	—	(55.3)	—
Tax credits	(1.0)	(0.7)	(2.2)
Impairment of non-deductible goodwill	—	—	71.8
Other	1.4	0.5	(6.4)

Effective rate	38.7%	(16.9%)	104.7%

The effective tax rate for businesses held pending sale and discontinued operations was tax expense of 39.5% in 2005 and tax benefits of 72.7% and 21.0% in 2004 and 2003, respectively. In 2005, the difference between these rates and the federal statutory tax rate of 35% reflects state taxes, net of federal benefit, and permanent items.

Income tax expense from continuing operations is as follows:

(In thousands)

	2005

	Current	Deferred	Total
U.S. federal	$12,393	$87,813	$100,206
State and local	1,723	12,208	13,931

	$14,116	$100,021	$114,137

	2004

	Current	Deferred	Total
U.S. federal	$129,943	$(155,901)	$(25,958)
State and local	10,429	(30,250)	(19,821)

	$140,372	$(186,151)	$(45,779)

	2003

	Current	Deferred	Total
U.S. federal	$(35,646)	$84,767	$49,121
State and local	(4,060)	9,655	5,595

	$(39,706)	$94,422	$54,716

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company’s accruals and net operating losses. Management believes that, based upon its history of profitable operations, it is probable that its deferred tax assets will be realized, primarily from the generation of future taxable income. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. The Company records its deferred tax items based on the estimated value of the tax basis.

In 2002, the Company adopted SFAS 142 which eliminated the requirement to record in the financial statements amortization expense related to goodwill and intangible assets with indefinite lives. The Company is able to continue to amortize the intangible assets for tax purposes which will yield an average annual tax benefit of approximately $57 million through 2012. Subsequent to 2012, the benefit from the step-up in tax basis that resulted from reincorporation will be fully amortized. The Company estimates that the divestitures of ARS and AMS will result in a reduction of approximately $4 million in the average annual cash tax benefits, however, the cash tax benefits in the year of divestiture will increase such that the aggregate tax benefits are unchanged. Accounting standards require that the Company recognize deferred taxes relating to the differences between the financial reporting and tax basis of the assets. As the annual tax benefit from the amortization expense is realized, the deferred tax liability increases, reflecting the declining tax basis compared to the non-amortized book basis. Significant components of the Company’s deferred tax balances are as follows:

(In thousands)	2005	2004

Deferred tax assets (liabilities):
Current:
Prepaid expenses	$(14,000)	$(11,300)
Receivables allowances	12,750	15,700
Accrued insurance expenses	11,500	22,900
Net operating loss and tax credit carryforwards	2,800	40,640
Other accrued expenses	22,000	40,840

Total current asset	35,050	108,780

Long-Term:
Intangible assets (1)	(146,200)	(88,500)
Accrued insurance expenses	6,000	3,600
Net operating loss and tax credit carryforwards	22,500	10,100
Other long-term obligations	4,400	(13,300)

Total long-term liability	(113,300)	(88,100)

Net deferred tax asset (liability)	$(78,250)	$20,680

(1) The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The majority of this liability will not actually be paid until a business unit of the Company is sold.

At December 31, 2005, the Company had tax effected federal and state net operating loss carryforwards of approximately $21 million, expiring at various dates up to 2025. The Company also had federal and state tax credit carryforwards of approximately $4 million which expire at various dates up to 2024.

In 2005, cash paid for income taxes were $146 million, including a net payment of $86 million to the IRS and various states pursuant to the Company’s agreement with the IRS. In 2004, total tax payments were $13 million. In 2003, the Company received net tax refunds of $1 million.

Acquisitions

Acquisitions have been accounted for using the purchase method and, accordingly, the results of operations of the acquired businesses have been included in the Company’s consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

Notes to the Consolidated Financial Statements

Current Year

Throughout 2005, the Company completed several small tuck-in acquisitions, primarily in the pest control and lawn care businesses. Additionally, in the third quarter of 2005, ServiceMaster Clean acquired a distributorship. The net purchase price of the 2005 acquisitions was $51 million. The Company recorded goodwill of approximately $36 million and other intangible assets of $15 million related to the 2005 acquisitions. The impact of these acquisitions was not material to the Company’s Consolidated Financial Statements.

In February 2006, the Company announced an agreement to acquire InStar Services Group, Inc. Instar is a leading direct provider of commercial disaster response and reconstruction services in the United States with 2005 revenues of approximately $130 million. Instar provides a continuum of services, from planning prior to an event, to emergency response following the event and continuing service through cleaning, recovery and reconstruction. The InStar acquisition is not significant to the Company’s consolidated financial statements, therefore proforma financial information has not been presented.

Prior Years

During 2004, the Company acquired the assets of Greenspace Services Limited, Canada’s largest professional lawn care service company. In addition, the Company acquired several small companies, primarily in the pest control and lawn care businesses. The net purchase price of the 2004 acquisitions was $59 million. The Company recorded goodwill of approximately $52 million and other intangible assets of $10 million related to the 2004 acquisitions.

During 2003, the Company acquired several small companies, primarily in the lawn care business. The net purchase price of these acquisitions was $38 million. The Company recorded goodwill of $38 million and other intangible assets of $4 million related to these acquisitions.

Cash Flow Information for Acquisitions

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

(In thousands)	2005	2004	2003

Purchase price	$53,692	$66,841	$44,667
Less liabilities assumed	(2,425)	(7,851)	(6,315)

Net purchase price	$51,267	$58,990	$38,352

Net cash paid for acquisitions	$33,719	$40,184	$28,875
Value of shares issued	1,191	3,475	—
Seller financed debt	16,357	15,331	9,477

Payment for acquisitions	$51,267	$58,990	$38,352

Businesses Held Pending Sale and Discontinued Operations

Current Year

The Company intends to sell its American Residential Services (ARS) and American Mechanical Services (AMS) companies so it can concentrate resources on its main growth businesses. The Company has retained an investment banking firm to serve as its financial advisor in this process. The ARS/AMS operations provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair services and were previously disclosed as the Company’s ARS/AMS segment. Because the Company intends to sell these companies, the results of these operations are reported within the financial statement caption “businesses held pending sale and discontinued operations” for all periods.

2003 Dispositions

During the third quarter of 2003, the Company sold substantially all of the assets and related operational obligations of Trees, Inc., the utility line clearing operations of TruGreen LandCare, to an independent subsidiary of Asplundh Subsidiary Holdings, Inc., for approximately $20 million in cash. The impact of the sale was not material to the Company’s Consolidated Financial Statements for 2003.

Financial Information for Businesses Held Pending Sale and Discontinued Operations

Reported “Businesses held pending sale and discontinued operations” for all periods presented include the operating results of the businesses sold, discontinued, and held for sale noted above. The operating results and financial position of businesses held pending sale and discontinued operations are as follows:

(In thousands, except per share data)
Operating Results:	2005	2004	2003

Operating revenue	$764,888	$691,552	$738,615

ARS/AMS operating income	11,695	5,534	10,023
Headquarter support and insurance costs previously allocated to ARS/AMS	10,294	6,714	4,879
Favorable conclusion of certain obligations related to international pest control operations	11,000	—	—
Impairment charge	—	—	(291,800)
Other discontinued operations	(2,634)	(3,793)	(4,482)
Provision (benefit) for income taxes (1)	11,991	(6,149)	(59,148)

Income (loss) from businesses held pending sale and discontinued operations	$18,364	$14,604	$(222,232)

Diluted income (loss) from businesses held pending sale and discontinued operations	$0.06	$0.05	$(0.75)

(1)

2004 includes a $9 million non-cash reduction in the tax provision of businesses held pending sale and discontinued operations related to a comprehensive agreement with the IRS regarding its examination of the Company’s federal income taxes through the year 2002.

Financial Position:	2005	2004

Current assets	$135,100	$112,501
Long-term assets	77,340	80,397

Total assets	$212,440	$192,898

Current liabilities	$97,294	$91,396
Long-term liabilities	10,130	9,615

Total liabilities	$107,424	$101,011

The table below summarizes the activity during the twelve months ended December 31, 2005 for the remaining liabilities from the discontinued operations, with $11 million of the decrease during the year reflecting the favorable conclusion of certain obligations related to the previously sold international pest control operations. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

Notes to the Consolidated Financial Statements

(In thousands)	Balance at Dec. 31, 2004	Cash Payments or Other	Income/ (Expense)	Balance at Dec. 31, 2005

Remaining liabilities of discontinued operations:
LandCare Construction	$4,492	$2,365	$(985)	$3,112
LandCare utility line clearing business	6,616	2,843	535	3,238
Certified Systems, Inc. and other	8,485	1,325	(2,526)	9,686
International Businesses (1)	11,000	—	11,000	—

(1) The 2005 activity reflects the favorable conclusion of certain obligations related to the previously sold       international pest control operations.

Commitments and Contingencies

The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

Rental expense for 2005, 2004 and 2003 was $163 million, $147 million and $135 million, respectively. Future long-term non-cancelable operating lease payments are approximately $80 million in 2006, $64 million in 2007, $49 million in 2008, $37 million in 2009, $21 million in 2010, and $26 million in 2011 and thereafter.

The majority of the Company’s fleet and some equipment are leased through operating leases. Lease terms are non-cancelable for the first twelve month term and then are month-to-month leases, cancelable at the Company’s option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. There are no net payments reflected in the future minimum lease obligation as the leases are cancelable and there are no expected net payments due under the guarantees. At December 31, 2005 there was approximately $259 million of residual value guarantee relating to the Company’s fleet and equipment leases. The fair value of the assets under the leases is expected to fully mitigate the Company’s obligations under the agreements.

The Company maintains operating lease facilities with banks totaling $68 million which provide for the financing of branch properties to be leased by the Company. At December 31, 2005, approximately $68 million was funded under these facilities. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of December 31, 2005. The balance of the funded amount is treated as operating leases. Approximately $15 million of the total facility expires in January 2008 and $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At December 31, 2005, the Company’s residual value guarantee related to the leased assets totaled $56 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.9 million) in the Consolidated Statements of Financial Position.

In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount which the Company may be exposed under such agreements cannot be estimated, the Company does not expect these guarantees and indemnifications to have a material adverse effect on its Consolidated Financial Statements.

The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company has self-insured retention limits and insured layers of excess insurance coverage above such self-insured retention limits. Accruals for self-insurance losses, termite damage claims in the Terminix business and warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial assumptions. In 2005, Terminix recorded a $10 million unfavorable correction in estimating prior years’ termite damage claim reserves. At December 31, 2005, these accruals totaled $211 million, with $93 million included in “Self-insured claims and related expenses” and $118 million included in “Other long-term obligations” in the accompanying Consolidated Statements of Financial Position. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated.

In the ordinary course of conducting its business activities, the Company becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability actions and a small number of environmental proceedings. The Company does not expect any of these proceedings to have a material adverse effect on its Consolidated Financial Statements.

Employee Benefit Plans

Discretionary contributions to qualified profit sharing and non-qualified deferred compensation plans were made in the amount of $9.9 million for 2005, $9.3 million for 2004 and $4.6 million for 2003. Under the Employee Share Purchase Plan, the Company contributed $.8 million in 2005, 2004 and 2003. These funds defrayed part of the cost of the shares purchased by employees.

Minority Interest Ownership and Related Parties

The Company continues to have minority investors in Terminix. This minority ownership reflects an interest issued to the prior owners of the Allied Bruce Terminix Companies in connection with the acquisition of that entity. At any time, the former owners may convert this equity security into eight million ServiceMaster common shares. The ServiceMaster shares are included in the shares used in the calculation of diluted earnings per share, when their inclusion has a dilutive impact. Subsequent to December 31, 2005, ServiceMaster has the ability to require conversion of the security into ServiceMaster common shares, provided the closing share price of ServiceMaster’s common stock averages at least $15 per share for 40 consecutive trading days.

Notes to the Consolidated Financial Statements

Long-Term Debt

Long-term debt includes the following:
(In thousands)	2005	2004

8.45% maturing in 2005	$—	$137,499
6.95% maturing in 2007	49,225	49,225
7.88% maturing in 2009	179,000	179,000
7.10% maturing in 2018	79,473	79,473
7.45% maturing in 2027	195,000	195,000
7.25% maturing in 2038	82,650	82,650
Other	72,802	82,241
Less current portion	(19,222)	(23,247)

Total long-term debt	$638,928	$781,841

The Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness (debt cannot exceed 3.25 times earnings before interest, taxes, depreciation, and amortization (EBITDA)) and a minimum interest coverage ratio (EBITDA needs to exceed four times interest expense). In addition, under certain circumstances, the agreements may limit the Company’s ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be an inhibiting factor in the Company’s future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. Throughout 2005, the Company was in compliance with the covenants related to these debt agreements and, based on its operating outlook for 2006, expects to be able to maintain compliance in the future.

The Company does not have any debt agreements that contain put rights or provide for acceleration of maturity as a result of a change in credit rating. However, the Company has a number of debt agreements which contain standard ratings-based “pricing grids” where the interest rate payable under the agreement changes if and when the Company’s credit rating changes. While the Company does not expect a negative change in credit ratings, the impact on interest expense resulting from any changes in credit ratings is not expected to be material to the Company.

Since August 1997, ServiceMaster has issued $1.1 billion of unsecured debt securities pursuant to registration statements filed with the Securities and Exchange Commission. As of December 31, 2005, ServiceMaster had $550 million of senior unsecured debt securities and equity interests available for issuance under an effective shelf registration statement.

The Company has a committed revolving bank credit facility for up to $500 million that expires in May 2010. The facility can be used for general Company purposes. As of December 31, 2005, the Company had issued approximately $142 million of letters of credit under the facility and had unused commitments of approximately $358 million. There were no borrowings outstanding at that date. At the Company’s current credit ratings, the interest rate under the facility is LIBOR plus 75 basis points.

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88 percent on the notional amount. The impact of these swap transactions was to convert $165 million of the Company’s debt from fixed rate at 7.88 percent to a variable rate based on LIBOR. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company’s interest rate swap agreements are classified as fair value hedges and, as such, gains and losses on the swaps as well as the gains and losses on the related hedged items are recognized in current earnings.

Cash interest payments were $57 million in 2005, $60 million in 2004 and $61 million in 2003. Future scheduled long-term debt payments are $19 million in 2006 (average rate of 5.7 percent), $61 million in 2007 (average rate of 7.1 percent), $27 million in 2008 (average rate of 6.2 percent), $184 million in 2009 (average rate of 8.1 percent) and $8 million in 2010 (average rate of 7.9 percent). In April 2005, $137 million of the Company’s public debt matured and was paid. The Company’s next significant debt maturity is not until 2007.

Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less, are included in the Statements of Financial Position caption “Cash and Cash Equivalents.” Marketable securities are designated as available for sale and recorded at current market value, with unrealized gains and losses reported in a separate component of shareholders’ equity. As of December 31, 2005 and 2004, the Company’s investments consist primarily of domestic publicly traded debt of $108 million and $109 million, respectively and common equity securities of $144 million and $131 million, respectively.

The aggregate market value of the Company’s short-term and long-term investments in debt and equity securities was $252 million and $240 million and the aggregate cost basis was $246 million and $226 million at December 31, 2005 and 2004, respectively.

Interest and dividend income received on cash and marketable securities was $20 million, $15 million, and $13 million, in 2005, 2004, and 2003, respectively. Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The unrealized gains in the investment portfolio were approximately $13 million and $16 million as of December 31, 2005 and 2004, respectively. Unrealized losses were approximately $7 million and $2 million as of December 31, 2005 and 2004, respectively. The portion of these unrealized losses older than one year at December 31 was less than $1 million for both 2005 and 2004. The aggregate fair value of the investments with unrealized losses totaled $133 million and $96 million at December 31, 2005 and 2004, respectively, and consist primarily of corporate bonds and common equity securities.

Receivable Sales

The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen ChemLawn and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC.

Notes to the Consolidated Financial Statements

ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During 2005, 2004 and 2003, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future which would provide an alternative funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

Comprehensive Income

Comprehensive income, which encompasses net income, unrealized gains on marketable securities, and the effect of foreign currency translation is disclosed in the Statements of Shareholders’ Equity.

Other Comprehensive Income
(In thousands)	2005	2004	2003

Net unrealized holding gains arising in period	$4,582	$7,745	$15,559
Tax expense	1,833	3,098	6,224

Net of tax amount	$2,749	$4,647	$9,335

Net gains realized	$8,228	$6,370	$3,855
Tax expense	3,291	2,549	1,542

Net of tax amount	$4,937	$3,821	$2,313

Accumulated comprehensive income included the following components as of December 31:

(In thousands)	2005	2004	2003

Net unrealized gains on securities, net of tax	$4,624	$6,812	$5,986
Foreign currency translation	2,573	3,992	1,946

Total	$7,197	$10,804	$7,932

Shareholders’ Equity

The Company has authorized one billion shares of common stock with par value of $.01. In February 2006, the Company announced the declaration of a cash dividend of $.11 per share payable on February 28, 2006 to shareholders of record on February 17, 2006.

The Company has an effective shelf registration statement to issue shares of common stock in connection with future, unidentified acquisitions. This registration statement allows the Company to issue registered shares much more efficiently when acquiring privately held companies. The Company plans to use the shares over time in connection with purchases of small acquisitions. There were approximately 4.3 million shares available for issuance under this registration statement at December 31, 2005.

As of December 31, 2005, there were 32 million Company shares available for issuance upon the exercise of employee stock options outstanding and future grants. Stock options are issued at a price not less than the fair market value on the grant date and expire within ten years of the grant date. Certain options may permit the holder to pay the option exercise price by tendering Company shares that have been owned by the holder without restriction for an extended period. Share grants and restricted stock awards carry a vesting period and are restricted as to the sale or transfer of the shares. Restricted stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed by the Company during the vesting period, or if the restricted stock is subject to performance measures, if those performance measures are not attained. The Company includes the vested and unvested portions of the restricted stock awards in shares outstanding in the denominator of its earnings per share calculations.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that stock options and share grants be recorded at fair value and this value is recognized as compensation expense over the vesting period. The Statement requires that compensation expense be recorded for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the adoption of this Statement. The requirements of SFAS 123(R) become effective beginning with the Company’s 2006 fiscal year (January 1, 2006). The Company had previously disclosed that it had expected to restate prior periods as if the Statement were in effect for all periods. As permitted by this Statement, the Company will instead prospectively apply the provisions of this Statement effective January 1, 2006.

In the first quarter of 2003, the Company adopted SFAS 123 and has been expensing the fair value of new employee option grants awarded subsequent to 2002 using the prospective method as described in SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”.

Beginning in 2005, the fair value of each option award was estimated on the date of the grant using a lattice-based option valuation model. Prior to 2005, the Company used the Black-Scholes option pricing model. This change was made in order to provide a better estimate of fair value, as the lattice-based model reflects the impact of stock price changes on exercise behavior, and changes in volatility and interest rates.

Under the lattice-based model, expected volatilities are based on a term structure of implied volatilities from traded options on the Company’s stock and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The range of risk-free rates for periods within the contractual life of the options is based on the U.S. Treasury forward curve rate and uses a term structure.

Notes to the Consolidated Financial Statements

The lattice-based model used the following assumption for options awarded in 2005: range of expected volatility 27.66 percent to 47.56 percent; weighted-average volatility of 28.24 percent; expected life (in years) of 6; dividend yield of 3.41 percent; risk-free rate in the range of 2.98 percent to 4.65 percent; and the weighted-average risk-free rate of 4.06 percent.

For awards valued using the Black-Scholes option pricing model, the computation of fair value was based on the following weighted-average assumptions in 2004 and 2003: risk-free rates of 3.7 percent and 3.6 percent, respectively; dividend yields of 4.0 percent and 4.2 percent, respectively; share price volatility of 30.6 percent and 30.8 percent, respectively; and average expected lives of six to seven years. The Company has estimated the value of these options assuming a single weighted-average expected life for the entire award.

Options and grant transactions during the last three years are summarized below:

	Stock	Price	Weighted Avg.	Share Grants/	Price
	Options	Range (1)	Exercise Price	Restricted Stock	Range

Total exercisable, December 31, 2002	18,089,830	$2.25 – 77.56	$13.05	—	—
Total outstanding, December 31, 2002	31,813,339	$2.25 – 77.56	$12.64	232,887	$2.86 – 13.80

Transactions during 2003
Granted to employees	2,432,674	$8.40 – 11.21	$9.91	364,419	$9.50 – 11.97
Exercised or vested	(1,296,101)	$6.44 – 11.50	$7.70	(56,092)	$2.86 – 13.80
Terminated or resigned	(1,240,146)	$2.25 – 37.40	$13.49	(3,514)	$9.95

Total exercisable, December 31, 2003	20,346,581	$6.44 – 77.56	$13.16	—	—
Total outstanding, December 31, 2003	31,709,766	$6.44 – 77.56	$12.60	537,700	$3.03 - 13.80

Transactions during 2004
Granted to employees	2,049,680	$8.63 – 13.06	$10.79	988,309	$10.73–12.86
Exercised or vested	(1,250,434)	$6.44 – 11.50	$8.20	(109,827)	$3.03 – 13.80
Terminated or resigned	(545,085)	$6.44 – 37.40	$12.57	(16,491)	$9.95 – 11.17

Total exercisable, December 31, 2004	22,573,344	$8.40 – 77.56	$13.26	—	—
Total outstanding, December 31, 2004	31,963,927	$8.40 – 77.56	$12.66	1,399,691	$3.82 – 13.80
Transactions during 2005
Granted to employees	2,103,103	$12.14 – 13.72	$13.43	598,723	$12.56–13.82
Exercised or vested	(2,385,142)	$8.75 – 13.83	$9.90	(270,695)	$3.82–13.80
Terminated or resigned	(2,173,615)	$8.75 – 37.40	$12.26	(144,842)	$9.95–13.42

Total exercisable, December 31, 2005	22,057,309	$8.40 – 77.56	$13.33	—	—
Total outstanding, December 31, 2005	29,508,273	$8.40 – 77.56	$12.96	1,582,877	$5.53–13.82

(1)	The options priced at $77.56 are options assumed by the Company as a result of business acquisitions.

Options outstanding at December 31, 2005:

		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at 12/31/05	Term	Exercise Price	at 12/31/05	Exercise Price

$8.40 – 10.78	11,290,694	4 Years	$10.00	7,869,386	$9.86
$10.80 – 15.94	12,351,967	4 Years	$12.50	8,322,311	$12.15
$16.12 – 22.33	5,522,211	3 Years	$18.18	5,522,211	$18.18
$27.20 – 77.56	343,401	1 Year	$43.25	343,401	$43.25

$8.40 – 77.56	29,508,273	3.9 Years	$12.96	22,057,309	$13.33

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options and stock appreciation rights (SARS) whose market price is in excess of the grant price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible securities is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the securities. Due to the losses incurred in 2003, the denominator does not include the effects of options as it would result in a less dilutive computation. As a result, 2003 diluted earnings per share are the same as basic earnings per share. Had the Company recognized income from continuing operations in 2003, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 3.9 million shares. Shares potentially issuable under convertible securities have not been considered outstanding for 2005 and 2003 as their inclusion results in a less dilutive computation. Had the inclusion of convertible securities not resulted in a less dilutive computation in both 2005 and 2003, incremental shares attributable to the assumed conversion of the securities would have increased shares outstanding by 8.0 million shares and the after-tax interest expense related to the convertible securities that would have been added to net income in the numerator would have been $4.9 million and $4.8 million, respectively.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing

Notes to the Consolidated Financial Statements

operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.

(In thousands, except per share data)

	For year ended 2005			For year ended 2004			For year ended 2003
Continuing Operations:	Income	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS

Basic EPS	$180,561	291,251	$0.62	$316,623	290,514	$1.09	$(2,455)	295,610	$(0.01)
Effect of Dilutive Securities:
Options & SARS		5,556			5,054			—
Convertible securities	—	—		4,712	8,000			—

Diluted EPS	$180,561	296,807	$0.61	$321,335	303,568	$1.06	$(2,455)	295,610	$(0.01)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The ServiceMaster Company

We have audited the accompanying consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the ServiceMaster Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 27, 2006

Quarterly Operating Results (Unaudited)

Quarterly operating results and related growth for the last three years in revenue, gross profit, income from continuing operations, income from businesses held pending sale and discontinued operations and earnings per share are shown in the table below. As discussed in the “Interim Reporting” section in the Significant Accounting Policies, for interim accounting purposes, TruGreen ChemLawn and other business segments of the Company incur pre-season advertising costs. In addition, TruGreen ChemLawn incurs costs related to annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized as expense in proportion to revenue over the balance of the year. Full year results are not affected.

(In thousands, except per share data)	2005	Chg	2004	Chg	2003

Continuing Operations:
Operating Revenue:
First Quarter	$623,760	3%	$602,907	7%	$560,910
Second Quarter	970,627	7	909,019	6	858,493
Third Quarter	925,492	6	872,770	4	836,725
Fourth Quarter	719,599	5	683,372	7	638,900

	$3,239,478	6%	$3,068,068	6%	$2,895,028

Gross Profit:
First Quarter	$209,889	6%	$197,547	10%	$180,261
Second Quarter	400,303	9	367,430	5	350,058
Third Quarter	362,573	6	342,071	6	323,416
Fourth Quarter	254,735	5	241,800	19	203,701

	$1,227,500	7%	$1,148,848	9%	$1,057,436

Income (Loss) from Continuing Operations:(1)
First Quarter	$11,036	(14%)	$12,761	178%	$4,592
Second Quarter	75,391	9	69,267	8	63,842
Third Quarter (3)	70,172	9	64,267	N/M	(93,719)
Fourth Quarter (2)	23,962	N/M	170,328	N/M	22,830

	$180,561	N/M	$316,623	N/M	$(2,455)

Basic Earnings (Loss) Per Share:(1)
First Quarter	$0.04	—%	$0.04	100%	$0.02
Second Quarter	0.26	8	0.24	9	0.22
Third Quarter (3)	0.24	9	0.22	N/M	(0.32)
Fourth Quarter (2)	0.08	N/M	0.59	N/M	0.08

	$0.62	N/M	$1.09	N/M	$(0.01)

Diluted Earnings (Loss) Per Share:(1)
First Quarter	$0.04	—%	$0.04	100%	$0.02
Second Quarter	0.25	9	0.23	10	0.21
Third Quarter (3)	0.23	5	0.22	N/M	(0.32)
Fourth Quarter (2)	0.08	N/M	0.56	N/M	0.08

	$0.61	N/M	$1.06	N/M	$(0.01)

Businesses Held Pending Sale and Discontinued Operations:(1)
Income (Loss) from Businesses Held Pending Sale and Discontinued Operations:
First Quarter	$(464)	70%	$(1,562)	N/M	$83
Second Quarter	4,410	291	1,129	(34%)	1,708
Third Quarter (3)	11,415	230	3,457	N/M	(224,247)
Fourth Quarter (2)	3,003	N/M	11,580	N/M	224

	$18,364	N/M	$14,604	N/M	$(222,232)

Diluted Earnings (Loss) Per Share:
First Quarter	$—	100%	$(0.01)	N/M	$—
Second Quarter	0.01	N/M	—	100%	0.01
Third Quarter (3)	0.04	300	0.01	N/M	(0.76)
Fourth Quarter (2)	0.01	N/M	0.04	N/M	—

	$0.06	N/M	$0.05	N/M	$(0.75)

N/M = Not meaningful

(1)

The Company intends to sell its American Residential Services (ARS) and American Mechanical Services (AMS) companies so that it can concentrate resources on its main growth businesses. These operations were previously disclosed as the Company’s ARS/AMS segment. Because the Company intends to sell these companies, the results of these operations are classified within the financial statement caption “businesses held pending sale and discontinued operations” in all periods. See the Management Discussion and Analysis of Financial Position and Results of Operations for a discussion of the components of businesses held pending sale and discontinued operations.

(2)

In January 2005, the Company announced that it had reached a comprehensive agreement with the Internal Revenue Service regarding its examination of the Company’s federal income taxes through the year 2002. As a result of this agreement, the Company recorded a non-cash reduction in its fourth quarter and full year 2004 tax provision, thereby increasing net income by approximately $159 million. Approximately $150 million related to continuing operations ($.49 per diluted share) and $9 million related to businesses held pending sale and discontinued operations ($.03 per diluted share). See the “Income Taxes” note in the Notes to the Consolidated Financial Statements.

(3)

In accordance with SFAS 142, the Company’s goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test. In the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its TruGreen LandCare business unit. This charge, which is included in the results of continuing operations for 2003, totaled $189 million pre-tax, $156 million after-tax, and $.53 per diluted share. Also in the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its American Residential Services (ARS) and American Mechanical Services (AMS) operations. The Company is currently holding these operations for sale, accordingly, the financial results for the ARS and AMS operations, as well as the impairment charge related to these operations ($292 million pre-tax, $227 million after-tax), are classified as “businesses held pending sale and discontinued operations” for all periods. See the “Goodwill and Intangible Assets” note in the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s Chairman and Chief Executive Officer, Jonathan P. Ward, and ServiceMaster’s President and Chief Financial Officer, Ernest J. Mrozek, have evaluated ServiceMaster’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. ServiceMaster’s disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Downers Grove, Illinois. The reporting process is designed to ensure that information required to be disclosed by ServiceMaster in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Messrs. Ward and Mrozek have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures are effective.

See “Management’s Report on Internal Control over Financial Reporting” in Item 8.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

Management Certifications. In June 2005, the Company submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The Company has also filed, as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2005, the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information contained in ServiceMaster’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading “Item 1 – Election of Directors” is incorporated by reference in this Form 10-K.

EXECUTIVE OFFICERS OF SERVICEMASTER

The names and ages of the executive officers of ServiceMaster as of February 28, 2006, together with certain biographical information, are as follows:

Name	Age	Present Positions	First Became an Officer

Jonathan P. Ward	51	Chairman and Chief Executive Officer	2001

Ernest J. Mrozek	52	President and Chief Financial Officer	1987

Steven C. Preston	45	Executive Vice President	1997

Richard A. Ascolese	52	President, TruGreen LandCare	1997

Steven B. Bono	53	Senior Vice President, Corporate Communications	2001

Scott J. Cromie	49	Group President and Chief Executive Officer, American Home Shield	1990

Mitchell T. Engel	53	Chief Marketing Officer	2002

Lisa V. Goettel	42	Senior Vice President, Human Resources	2002

James A. Goetz	48	Senior Vice President and Chief Information Officer	2000

Katrina L. Helmkamp	40	President, Terminix International	2005

Michael M. Isakson	52	President and Chief Operating Officer, ServiceMaster Clean & Furniture Medic	1992

Jim L. Kaput	45	Senior Vice President and General Counsel	2000

Dennis R. Sutton	51	President and Chief Operating Officer, TruGreen ChemLawn	1994

          Mr. Ward is also a director of ServiceMaster. For biographical information with respect to Mr. Ward, see “Item 1 – Election of Directors” in ServiceMaster’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

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

          Steven C. Preston is Executive Vice President. He served as Executive Vice President and Chief Financial Officer from July 1998 to January 2004.

          Richard A. Ascolese has served as President, TruGreen LandCare since September 2005. He served as Chief Operating Officer, TruGreen LandCare from November 2004 to September 2005. Mr. Ascolese served as Executive Vice President of American Home Shield from January 1997 to November 2004.

          Steven B. Bono has served as Senior Vice President, Corporate Communications since July 2001. He was on sabbatical from May 2000 to July 2001.

          Scott J. Cromie is Group President and Chief Executive Officer of American Home Shield. From October 1996 to February 2006 he served as President and Chief Operating Officer of American Home Shield.

          Mitchell T. Engel is Chief Marketing Officer. He served as Principal of Engel Marketing Services from April 1998 to April 2002.

          Lisa V. Goettel has served as Senior Vice President, Human Resources since December 2004. From June 2002 to December 2004, Ms. Goettel served as Vice President, Human Resources of The TruGreen Companies. She served as a human resources consultant from May 2001 to May 2002. Ms. Goettel served as Vice President, Human Resources of World Duty Free in Ridgefield, Connecticut from December 1996 to April 2001.

          James A. Goetz is Senior Vice President and Chief Information Officer. He served as Chief Information Officer of The ServiceMaster Home Service Center L.L.C. from September 2000 to January 2002.

          Katrina L. Helmkamp has served as President, Terminix International since January 2005. She served as Vice President of Boston Consulting Group in Chicago, Illinois from January 1999 to December 2004.

          Michael M. Isakson is President and Chief Operating Officer of ServiceMaster Clean and Furniture Medic. He served as President of ServiceMaster Clean from August 1995 to April 2001.

          Jim L. Kaput has served as Senior Vice President and General Counsel of ServiceMaster since April 2000.

          Dennis R. Sutton has served as President and Chief Operating Officer, TruGreen ChemLawn since July 2005. He served as Interim President and Chief Operating Officer, TruGreen ChemLawn from November 2004 to July 2005. Mr. Sutton served as Senior Vice President, TruGreen ChemLawn from July 2004 to November 2004. He served as Division Vice President, TruGreen ChemLawn from August 1994 to July 2004.

FINANCIAL CODE OF ETHICS

ServiceMaster has a Financial Code of Ethics which applies to ServiceMaster’s Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, Business Unit Chief Financial Officers or persons performing similar functions and other designated officers and employees. A copy of the Financial Code of Ethics is posted on ServiceMaster’s website at http://www.svm.com under “Corporate Governance” and is available in print, at no charge, to any person who requests it by writing to the Corporate Secretary at the following address: The ServiceMaster Company, 3250 Lacey Road, Suite 600, Downers Grove, Illinois 60515.

AUDIT AND FINANCE COMMITTEE FINANCIAL EXPERT

The information contained in ServiceMaster’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading “Board and Committees of the Board” is incorporated by reference in this Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

The information contained in ServiceMaster’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in ServiceMaster’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders under the headings “Compensation of Directors,” “Executive Officer Compensation” and “Agreements with Officers and Directors” is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in ServiceMaster’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders under the headings “Ownership of Our Common Stock” and “Equity Compensation Plan Information” is incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in ServiceMaster’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading “Certain Transactions and Relationships” is incorporated by reference in this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in ServiceMaster’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading “Item 3 – Ratification of Selection of Independent Auditors” is incorporated by reference in this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Schedules and Exhibits.

1. Financial Statements

Report of Independent Registered Public Accounting Firm contained in Part II, Item 8 of this Form 10-K.

Consolidated Statements of Financial Position as of December 31, 2005 and 2004 contained in Part II, Item 8 of this Form 10-K.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 contained in Part II, Item 8 of this Form 10-K.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 contained in Part II, Item 8 of this Form 10-K.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003 contained in Part II, Item 8 of this Form 10-K.

Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.

2. Financial Statements Schedules

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

3. Exhibits

The exhibits filed with this report are listed on pages 50-52 (the “Exhibits Index”). Entries marked by an asterisk next to the exhibit’s number identify management contracts or compensatory plans, contracts or arrangements in which a director or any of ServiceMaster’s executive officers to be identified in the summary compensation table included in ServiceMaster’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders participates or compensatory plans, contracts or arrangements adopted without approval of security holders pursuant to which ServiceMaster may award equity and in which any ServiceMaster employee currently participates.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SERVICEMASTER COMPANY

Date: February 28, 2006	By	/s/ JONATHAN P. WARD

Jonathan P. Ward
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. WARD	Chairman and Chief Executive	February 28, 2006
Officer and Director (Principal
Jonathan P. Ward	Executive Officer)

/s/ ERNEST J. MROZEK	President and Chief Financial	February 28, 2006
Officer (Principal Financial
Ernest J. Mrozek	Officer and Principal Accounting Officer)

/s/ LOUIS J. GIULIANO	Director	February 24, 2006

Louis J. Giuliano

/s/ BRIAN GRIFFITHS	Director	February 24, 2006

Brian Griffiths

/s/ SIDNEY E. HARRIS	Director	February 24, 2006

Sidney E. Harris

/s/ ROBERTO R. HERENCIA	Director	February 24, 2006

Roberto R. Herencia

/s/ BETTY JANE HESS	Director	February 24, 2006

Betty Jane Hess

/s/ EILEEN A. KAMERICK	Director	February 24, 2006

Eileen A. Kamerick

/s/ JAMES D. MCLENNAN	Director	February 24, 2006

James D. McLennan

/s/ COLEMAN H. PETERSON	Director	February 24, 2006

Coleman H. Peterson

/s/ DALLEN W. PETERSON	Director	February 24, 2006

Dallen W. Peterson

/s/ J. PATRICK SPAINHOUR	Director	February 24, 2006

J. Patrick Spainhour

/s/ DAVID K. WESSNER	Director	February 24, 2006

David K. Wessner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The ServiceMaster Company
Downers Grove, Illinois

We have audited the consolidated financial statements of The ServiceMaster Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 27, 2006; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 27, 2006

SCHEDULE II
THE SERVICEMASTER COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period

AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2005
Continuing Operations -
Allowance for doubtful accounts
Accounts receivable	$19,526	$42,574	$45,644	$16,456
Notes receivable	2,213	307	1,274	1,246

Reserves related to strategic actions in the fourth quarter of 2001 (2)	6,795	1,250	700	7,345

Remaining liabilities from discontinued operations
LandCare Construction	4,492	985	2,365	3,112
LandCare utility line clearing business	6,616	(535)	2,843	3,238
Certified Systems, Inc. and other	8,485	2,526	1,325	9,686
International businesses	11,000	(11,000)	—	—

AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2004
Continuing Operations -
Allowance for doubtful accounts
Accounts receivable	$19,770	$42,133	$42,377	$19,526
Notes receivable	3,149	557	1,493	2,213

Reserves related to strategic actions in the fourth quarter of 2001 (2)	10,786	(2,319)	1,672	6,795

Remaining liabilities from discontinued operations
LandCare Construction	7,152	2,021	4,681	4,492
LandCare utility line clearing business	9,011	1,283	3,678	6,616
Certified Systems, Inc. and other	11,307	176	2,998	8,485
International businesses	21,306	(9,151)	1,155	11,000

AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2003
Continuing Operations -
Allowance for doubtful accounts
Accounts receivable	$20,729	$36,950	$37,909	$19,770
Notes receivable	3,140	1,759	1,750	3,149

Reserves related to strategic actions in the fourth quarter of 2001 (2)	15,494	(1,300)	3,408	10,786

Remaining liabilities from discontinued operations
LandCare Construction	13,974	—	6,822	7,152
LandCare utility line clearing business	6,393	2,803	185	9,011
Certified Systems, Inc. and other	15,155	—	3,848	11,307
International businesses	31,148	1,000	10,842	21,306
Other	636	—	636	—

(1)	Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the remaining items reflect cash payments.

(2)	Includes accruals for residual value guarantees on leased properties, severance for former executives and terminated employees and transaction and other costs.

Exhibit Index

Description of Index

3(i)

Amended and Restated Certificate of Incorporation, amended as of May 9, 2005, is incorporated by reference to Exhibit 3(i) to the registrant’s Current Report on Form 8-K dated May 9, 2005 (File No. 1-14762) (the “2005 8-K”).

3(ii)	Bylaws, amended as of May 9, 2005, are incorporated by reference to Exhibit 3(ii) to the 2005 8-K.

4.1

Shareholder Rights Agreement between The ServiceMaster Company and the Harris Trust and Savings Bank, as adopted on December 12, 1997, is incorporated by reference to Exhibit 3 to ServiceMaster Limited Partnership’s Current Report on Form 8-K dated December 23, 1997 (File No. 1-09378).

4.2

First Amendment to Shareholders Rights Agreement between The ServiceMaster Company and Harris Trust and Savings Bank, is incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 24, 2005 (File No. 1-14762).

4.3

Indenture dated as of August 15, 1997 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (File No. 333-32167) (the “1997 S-3”).

4.4

First Supplemental Indenture dated as of August 15, 1997 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14762) (the “1997 10-K”).

4.5

Second Supplemental Indenture dated as of January 1, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K dated February 26, 1998 (File No. 1-14762).

4.6

Third Supplemental Indenture dated as of March 2, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated February 27, 1998 (File No. 1-14762) (the “1998 8-K”).

4.7

Fourth Supplemental Indenture dated as of August 10, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated August 16, 1999 (File No. 1-14762) (the “1999 8-K”).

4.8

Indenture dated as of November 18, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.16 to the registrant’s Registration Statement on Form S-3 (File No. 333-91381), filed on November 19, 1999.

4.9

First Supplemental Indenture dated as of April 4, 2000 between The ServiceMaster Company and Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-14762) (the “2000 10-Q”).

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

4.15

$500,000,000 Credit Agreement dated as of May 19, 2004 among The ServiceMaster Company, the lenders, JPMorgan Chase Bank and Bank of America, N.A. as syndication agents, SunTrust Bank, as administrative agent, and U.S. Bank and Wachovia Bank, N.A. as documentation agents is incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 20, 2004 (File No. 1-14762).

4.16

Amendment No. 1 dated as of May 6, 2005 to $500,000,000 Credit Agreement dated as of May 19, 2004 among The ServiceMaster Company, the lenders, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as syndication agents, SunTrust Bank as administrative agent, and U.S. Bank National Association and Wachovia Bank, N.A. as documentation agents, is incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 12, 2005 (File No. 1-14762).

10.1*	Senior Executive Ownership Election Plan, as approved by the registrant’s Board of Directors on December 10, 1999, is incorporated by reference to Exhibit 10.5 to the registrant’s

Exhibit Index

Description of Index

Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-14762).

10.2*

10-Plus Plan, as amended September 3, 1991, is incorporated by reference to Exhibit 10.21 to the ServiceMaster Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-09378) (the “1991 10-K”).

10.3*	Form of Option Agreement for the 10-Plus Plan, as amended September 3, 1991, is incorporated by reference to Exhibit 10.22 to the 1991 10-K.

10.4*

1994 Non-Employee Directors Share Option Plan is incorporated by reference to Exhibit 4.2 to the ServiceMaster Limited Partnership Registration Statement on Form S-8 (File No. 33-55761), filed on October 4, 1994 (the “1994 S-8”).

10.5*	Form of Option Agreement for the 1994 Non-Employee Director Share Option Plan is incorporated by reference to Exhibit 4.3 to the 1994 S-8.

10.6*

1997 Share Option Plan is incorporated by reference to Exhibit 10.28 to the ServiceMaster Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-09378) (the “1996 10-K”).

10.7*	Form of Option Agreement for the 1997 Share Option Plan is incorporated by reference to Exhibit 10.29 to the 1996 10-K.

10.8*	1998 Equity Incentive Plan is incorporated by reference to Exhibit 10.15 to the 1997 10-K.

10.9*	Form of Option Agreement for the 1998 Equity Incentive Plan (Non-Qualifying Stock Options) is incorporated by reference to Exhibit 10.20 to the 1997 10-K.

10.10*	Form of Option Agreement for the 1998 Equity Incentive Plan (Incentive Stock Options) is incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.11*	1998 Non-Employee Directors Discounted Stock Option Plan is incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.12*	1998 Long-Term Performance Award Plan is incorporated by reference to Exhibit 10.22 to the 1997 10-K.

10.13*	2000 Equity Incentive Plan is incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-42680), filed on July 31, 2000 (the “2000 S-8”).

10.14*

Form of Option Agreement for the 2000 Equity Incentive Plan is incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-4762) (the “2001 10-K”).

10.15*	Form of Restricted Stock Award Agreement for the 2000 Equity Incentive Plan is incorporated by reference to Exhibit 10.31 to the 2001 10-K.

10.16*

WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-14762) (the “2000 10-K”).

10.17*	Form of Stock Option Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.22 to the 2000 10-K.

10.18*	Form of Stock Purchase Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.23 to the 2000 10-K.

10.19*

2001 Directors Stock Plan, as amended and restated effective January 24, 2003, is incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14762) (the “2002 10-K”).

10.20*

Form of Option Agreement for the 2001 Directors Stock Plan is incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-65520), filed on July 20, 2001.

10.21*

Corporate Performance Plan, formerly known as the 2001 Long-Term Performance Award Plan, as amended March 16, 2001, is incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-14762).

10.22*	Form of Change in Control Severance Agreement is incorporated by reference to Exhibit 10.30 to the 2001 10-K.

10.23*	ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-106365), filed on June 23, 2003.

10.24*

Form of Stock Option Agreement for the ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File 1-14762) (the “2003 10-K”).

10.25*	Form of Restricted Stock Award Agreement for the ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 10.25 to the 2003 10-K.

Exhibit Index

Description of Index

10.26*	Form of Stock Appreciation Right Agreement for the ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 10.26 to the 2003 10-K.

10.27*	2002 Directors Deferred Fees Plan, effective October 25, 2002, is incorporated by reference to Exhibit 10.35 to the 2002 10-K.

10.28*	ServiceMaster 2004 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-115972), filed on May 28, 2004.

10.29*

ServiceMaster Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 14, 2005.

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

10.35*

Employment Agreement dated as of November 1, 2004 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 3, 2004 (File No. 1-14762) (the “2004 8-K”).

10.36*	Restricted Stock Unit Award Agreement dated as of November 1, 2004 between The ServiceMaster Company and Jonathan P. Ward is incorporated by reference to Exhibit 10.2 to the 2004 8-K.

14	Financial Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 14 to the 2003 10-K.

21†	Subsidiaries of the registrant.

23†	Consent of Deloitte & Touche LLP.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates compensatory plan, contract or arrangement.

† Filed herewith