Form 10-Q
period 2006-03-31
SERVICEMASTER CO
filed 2006-05-09
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-14762

THE SERVICEMASTER COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-3858106

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3250 Lacey Road, Ste. 600, Downers Grove, Illinois  ▪  60515-1700
    (Address of principal executive offices)                      (Zip Code)

630-663-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 290,716,000 shares of common stock on May 2, 2006.

PART I. FINANCIAL INFORMATION
THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Operating Revenue	$662,387	$623,760

Operating Costs and Expenses:
Cost of services rendered and products sold	434,670	413,871
Selling and administrative expenses	195,820	182,363
Amortization expense	2,085	1,152
Restructuring charge	3,552	—

Total operating costs and expenses	636,127	597,386

Operating Income	26,260	26,374

Non-operating Expense (Income):
Interest expense	14,430	15,579
Interest and investment income	(10,336)	(9,374)
Minority interest and other expense, net	2,049	2,046

Income from Continuing Operations before Income Taxes	20,117	18,123
Provision for income taxes	7,906	7,087

Income from Continuing Operations	12,211	11,036

Loss from businesses held pending sale and discontinued operations, net of income taxes	(26,524)	(464)

Net Income (Loss)	$(14,313)	$10,572

Per Share:
Basic Earnings (Loss) Per Share:
Income from continuing operations	$0.04	$0.04

Loss of businesses held pending sale and discontinued operations	(0.09)	—

Basic earnings (loss) per share	$(0.05)	$0.04

Shares	291,549	291,117

Diluted Earnings (Loss) Per Share:
Income from continuing operations	$0.04	$0.04

Loss from businesses held pending sale and discontinued operations	(0.09)	—

Diluted earnings (loss) per share	$(0.05)	$0.04

Shares	296,194	297,080

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Financial Position (Unaudited)
(In thousands, except per share data)

	As of March 31, 2006	As of December 31, 2005

Assets
Current Assets:
Cash and cash equivalents	$134,842	$114,508
Marketable securities	108,086	104,807
Receivables, less allowance of $18,430 and $17,702, respectively	361,723	309,567
Inventories	68,826	60,331
Prepaid expenses and other assets	72,623	23,948
Deferred customer acquisition costs	69,786	40,402
Deferred taxes	51,976	35,050
Assets of businesses held pending sale and discontinued operations	90,376	135,100

Total Current Assets	958,238	823,713

Property and Equipment:
At cost	386,111	364,503
Less: accumulated depreciation	(217,624)	(202,676)

Net property and equipment	168,487	161,827

Other Assets:
Goodwill	1,589,975	1,548,070
Intangible assets, primarily trade names, net	250,034	230,343
Notes receivable	28,506	30,941
Long-term marketable securities	145,520	147,332
Other assets	10,519	9,304
Assets of businesses held pending sale and discontinued operations	75,860	77,340

Total Assets	$3,227,139	$3,028,870

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$106,392	$91,625
Accrued liabilities:
Payroll and related expenses	79,369	103,028
Self-insured claims and related expenses	81,388	93,047
Income taxes payable	23,454	30,730
Other	92,421	87,984
Deferred revenues	491,032	432,741
Liabilities of businesses held pending sale and discontinued operations	91,681	97,294
Current portion of long-term debt	19,672	19,222

Total Current Liabilities	985,409	955,671

Long-Term Debt	852,345	638,928

Long-Term Liabilities:
Deferred taxes	120,402	113,300
Liabilities of businesses held pending sale and discontinued operations	9,790	10,130
Other long-term obligations	160,635	156,201

Total Long-Term Liabilities	290,827	279,631

Minority Interest	100,000	100,000

Commitments and Contingencies

Shareholders’ Equity:
Common stock $0.01 par value, authorized 1,000,000 shares; issued 323,208 and 321,338 shares, respectively	3,232	3,213
Additional paid-in capital	1,124,162	1,117,388
Retained earnings	236,538	282,993
Accumulated other comprehensive income	9,736	7,197
Restricted stock (unearned compensation)	—	(14,438)
Treasury stock	(375,110)	(341,713)

Total Shareholders’ Equity	998,558	1,054,640

Total Liabilities and Shareholders’ Equity	$3,227,139	$3,028,870

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005

Cash and Cash Equivalents at January 1	$114,508	$256,626

Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	(14,313)	10,572
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Loss from businesses held pending sale and discontinued operations	26,524	464
Depreciation expense	10,650	10,932
Amortization expense	2,085	1,152

Change in working capital, net of acquisitions:
Receivables	2,651	(6,949)
Inventories and other current assets	(83,931)	(83,471)
Accounts payable	9,466	16,330
Deferred revenues	53,006	51,834
Accrued liabilities	(44,222)	(23,486)
Change in tax accounts:
Deferred income taxes	951	4,391
Payment relating to income tax audits	(4,971)	(130,568)
Other, net	4,127	3,238

Net Cash Used for Operating Activities from Continuing Operations	(37,977)	(145,561)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(11,697)	(11,210)
Sale of equipment and other assets	411	393
Business acquisitions, net of cash acquired	(90,548)	(5,662)
Notes receivable, financial investments and securities	6,611	(10,790)

Net Cash Used for Investing Activities from Continuing Operations	(95,223)	(27,269)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	414,421	125,620
Payments of debt	(203,476)	(53,338)
Purchase of ServiceMaster stock	(37,275)	(15,401)
Shareholders’ dividends	(32,142)	(31,980)
Other, net	16,377	8,652

Net Cash Provided from Financing Activities from Continuing Operations	157,905	33,553

Cash Flows from Businesses Held Pending Sale and Discontinued Operations:
Cash used for operating activities of businesses held pending sale and discontinued operations	(4,983)	(1,739)
Cash provided from (used for) investing activities of businesses held pending sale and discontinued operations	612	(1,074)

Net Cash Used for Businesses Held Pending Sale and Discontinued Operations	(4,371)	(2,813)

Cash Increase (Decrease) During the Period	20,334	(142,090)

Cash and Cash Equivalents at March 31	$134,842	$114,536

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: The condensed consolidated financial statements include the accounts of ServiceMaster and its subsidiaries, collectively referred to as the “Company”. Intercompany transactions and balances have been eliminated in consolidation.

Note 2: The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report to Shareholders incorporated in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005 (2005 Annual Report). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

Note 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care, pest control, liquid and fumigation termite applications, as well as heating/air conditioning and plumbing services are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems as well as home warranty services frequently are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. The Company has franchise agreements in its TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchised revenue (which in the aggregate represents approximately three percent of consolidated revenue) consists principally of monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Due to the seasonality of the TruGreen and Terminix operations, franchise fee profits comprised 22 percent and 23 percent of the consolidated operating income before headquarter overhead for the three months ended March 31, 2006 and 2005, respectively, a much higher percentage than is expected for subsequent quarters and the year as a whole. The portion of total franchise fee income related to initial fees received from the sale of a franchise was immaterial to the Company’s consolidated financial statements for all periods.

The Company had $491 million and $433 million of deferred revenue at March 31, 2006 and December 31, 2005, respectively, which consist primarily of payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs emerge, such as when the services are performed or claims are incurred.

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

The cost of direct-response advertising at Terminix consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits.

The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ materially from the actual results. Disclosures in the 2005 Annual Report presented the significant areas that require the use of management’s estimates and discussed how management formed its judgments. The areas discussed included the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; income tax liabilities and deferred tax accounts; useful lives for depreciation and amortization expense; and the valuation of tangible and intangible assets. There have been no other changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

Note 5: The Company has launched Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas. Related to implementing organizational changes from Project Accelerate, the Company recorded a $3.6 million pre-tax restructuring charge in the first quarter of 2006. This charge, which is reported in the “Restructuring charge” line on the Consolidated Statements of Operations and was recorded in the Other Operations and Headquarters business segment, consisted of third-party professional fees and expenses ($2.3 million) directly related to implementing the organizational changes of Project Accelerate and employee severance costs ($1.3 million).

Note 6: In accordance with Statement of Financial Accounting Standards (SFAS) 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Such circumstances could include actual earnings being significantly below management’s estimates. The Company’s annual assessment date is October 1.

On February 28, 2006, the Company acquired InStar Services Group (InStar) a leading direct provider of commercial disaster response and reconstruction services. The results of InStar’s operations have been included in the Company’s consolidated financial statements since the acquisition date. The acquisition was for approximately $85 million in cash and included net assets with a fair value of approximately $40 million, primarily consisting of trade receivables, project costs in excess of billings and accounts payable and accrued expenses. The Company recorded $25 million of goodwill, none of which is expected to be deductible for tax purposes. In addition, the Company recorded $20 million primarily related to customer relationships, project backlog and other intangible assets that have a weighted-average useful life of approximately 5 years. In determining this preliminary allocation of purchase price, the Company utilized the services of third-party valuation experts. Certain preliminary value allocations are subject to change during the year as final valuation information is obtained. The remaining increase in goodwill and intangible assets relates to tuck-in acquisitions completed throughout the first three months by Terminix and TruGreen ChemLawn.

The table below summarizes the goodwill and intangible asset activity and balances:

(In thousands)	As of December 31, 2005	Additions	Amortization	As of March 31, 2006

Not Amortized:
Goodwill	$1,548,070	$41,905	$—	$1,589,975
Trade names & other	215,493	—	—	215,493

Amortized:
Other intangible assets	49,981	21,776	—	71,757
Accumulated amortization(1)	(35,131)	—	(2,085)	(37,216)

Net other intangibles	14,850	21,776	(2,085)	34,541

Total	$1,778,413	$63,681	$(2,085)	$1,840,009

(1)	Expected amortization expense for 2006 of approximately $10 million is expected to decline by $1.6 million annually over the next five years.

The table below presents, by segment, the goodwill that is not subject to amortization:

(In thousands)	As of March 31, 2006	As of December 31, 2005

TruGreen ChemLawn	$712,570	$700,029
Terminix	663,766	661,166
American Home Shield	85,378	85,526
Other Operations & Headquarters	128,261	101,349

Total	$1,589,975	$1,548,070

Note 7: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options and stock appreciation rights (SARS) whose market price is in excess of the grant price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible securities is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the securities. Shares potentially issuable under convertible securities have not been considered outstanding for the three months ended March 31,

2006 and 2005, respectively, as their inclusion results in a less dilutive computation. Had the inclusion of convertible securities not resulted in a less dilutive computation for the three months ended March 31, 2006 and 2005, incremental shares attributable to the assumed conversion of the debentures would have increased shares outstanding by 8.0 million shares for both periods and the after-tax interest expense related to the convertible debentures that would have been added to net income in the numerator would have been $1.2 million for both periods.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.

(In thousands, except per share data)	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005

Continuing Operations:	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per share	$12,211	291,549	$0.04	$11,036	291,117	$0.04

Effect of dilutive securities, net of tax:
Options & SARS		4,645			5,963

Diluted earnings per share	$12,211	296,194	$0.04	$11,036	297,080	$0.04

Note 8: The Company maintains a shareholder approved incentive plan that allows for the issuance of equity-based compensation awards, including stock options, stock appreciation rights, share grants and restricted stock awards. The Company uses treasury stock and newly issued stock to satisfy equity-based compensation awards. As of March 31, 2006, there were approximately 32 million Company shares available for issuance upon the exercise of employee stock options and SARS outstanding and for future grants. Also, as of March 31, 2006, there was approximately $34 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. That cost is expected to be recognized primarily over the next four years.

Note 9: The Company’s stock options and stock appreciation rights, collectively “option(s)”, are issued at a price not less than the fair market value on the grant date and expire within 10 years of the grant date. Certain options may permit the holder to pay the option exercise price by tendering Company shares that have been owned by the holder without restriction for an extended period. Options generally vest over a five year period; however, vesting of certain awards is accelerated provided the recipient meets certain criteria. For accelerated awards, the vesting period is shortened within a range of zero to four years.

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) requires that stock options and share grants be recorded at fair value and this value is recognized as compensation expense over the vesting period. The Statement requires that compensation expense be recorded for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the adoption of this Statement. The Company has adopted the provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective method which requires application of the rule after January 1, 2006.

Prior to adopting SFAS 123(R), and beginning in 2003, the Company was using the “Prospective Method” as permitted under SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, which required the Company to expense the fair value of new employee option grants awarded subsequent to 2002. Related to the unvested option awards granted prior to 2003, the adoption of SFAS 123(R) in 2006 resulted in incremental compensation expense in the first quarter of approximately $1 million pretax, $.6 million after-tax. For the full year 2006, the Company expects the total incremental compensation expense related to adopting SFAS 123(R) to be approximately $3.5 million pretax, or $2.1 million after tax. Also, effective January 1, 2006, the

Company reclassified within Shareholders’ Equity the $14.4 million balance of “Restricted stock (unearned compensation)” to “Additional paid-in capital.”

Prior to the adoption of SFAS 123(R), the Company adjusted option expense related to forfeited options as the forfeitures occurred. With the adoption of SFAS 123(R), the Company is estimating the forfeitures that will occur and is recording periodic option expense net of the estimated forfeitures. The cumulative impact of the change in accounting for forfeitures was not material to the consolidated financial statements.

The Company uses a lattice-based option valuation model to value its option awards. Under a lattice-based model, expected volatilities are based on a term structure of implied volatilities from traded options on the Company’s stock and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The range of risk-free rates for periods within the contractual life of the options is based on the U.S. Treasury forward curve rate and uses a term structure. Options granted to employees during the first quarter of 2006 and 2005 had a weighted average fair value of $2.55 and $2.80, respectively. The following assumptions were used for options awarded in the first quarter 2006 and 2005:

	Three Months Ended March 31,

	2006	2005

Expected volatility	17.9% - 42.1%	27.66% - 47.56%
Weighted-average volatility	19.00%	28.24%
Expected dividends	3.00%	3.41%
Expected term (in years)	9	6
Risk-free rate	4.39% - 4.64%	2.98% - 4.65%
Weighted-average risk-free rate	4.54%	4.06%

Total option expense for the three months ended March 31, 2006 was approximately $1.6 million, pretax and the income tax benefits recognized for these awards was approximately $.6 million.

The following table presents the proforma impact on continuing operations for the three months ended March 31, 2005 of compensation expense relating to stock option awards as computed under SFAS 123(R):

(In thousands, except per share data)	Continuing Operations For the Three Months Ended March 31, 2005

Income as reported	$11,036

Add back: Stock-based compensation expense included in reported net income, net of related tax effects	466

Deduct: Stock-based compensation expense determined under fair-value method, net of related tax effects	(1,606)

Proforma net income	$9,896

Basic Earnings Per Share:
As reported	$0.04

Proforma	$0.03

Diluted Earnings Per Share:
As reported	$0.04

Proforma	$0.03

A summary of option activity as of March 31, 2006 and changes during the three months then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term	Aggregate Intrinsic value (millions)

Outstanding at December 31, 2005	29,508,273	$12.96
Granted to employees	2,126,100	$12.45
Exercised or vested	(1,785,819)	$9.55
Terminated or resigned	(284,504)	$16.44

Total outstanding, March 31, 2006	29,564,050	$13.10	4.3	$361,067
Total exercisable, March 31, 2006	22,316,241	$13.42	3.2	$275,579

During the three months ended March 31, 2006 and 2005, the total intrinsic value of awards exercised was $6 million and $2 million, respectively. The aggregate intrinsic value of outstanding and exercisable awards was $361 million and $276 million, respectively at March 31, 2006 and $381 million and $280 million, respectively at March 31, 2005. The cash received from the exercise of options totaled $16 million for the three months ended March 31, 2006.

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at March 31, 2006:

Range of Exercise Prices	Number Outstanding at 3/31/06	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable at 3/31/06	Weighted Average Exercise Price

$8.40 – 10.78	9,651,639	5 Years	$10.13	7,651,579	$10.09
$10.80 – 15.94	14,155,577	5 Years	$12.51	8,907,828	$12.32
$16.12 – 22.33	5,511,608	3 Years	$18.18	5,511,608	$18.18
$27.20 – 77.56	245,226	1 Year	$49.65	245,226	$49.65

$8.40 – 77.56	29,564,050	4.3 Years	$13.10	22,316,241	$13.42

Note 10: The Company’s share grants and restricted stock awards have a general vesting period of five years and are restricted as to the sale or transfer of the shares prior to vesting. Restricted stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed by the Company during the vesting period, or, if the restricted stock is subject to performance measures, if those performance measures are not attained. The fair value of the restricted stock awards is equal to the value of the Company’s stock on the date of grant. The Company includes the vested and unvested portions of the restricted stock awards in shares outstanding in the denominator of its earnings per share calculations.

Restricted stock awards granted to employees during the three months ended March 31, 2006 and 2005 have a weighted average fair value of $12.32 and $13.40, respectively. A summary of the share grant and restricted stock activity during the three months ended March 31, 2006 is summarized in the table below:

	Shares	Weighted Average Grant-date Fair Value

Outstanding at December 31, 2005	1,582,877	$12.09
Granted to employees	530,463	$12.32
Exercised or vested	(293,481)	$11.81
Terminated or resigned	(2,453)	$12.62

Total outstanding, March 31, 2006	1,817,406	$12.20

Total share grant and restricted stock compensation expense for the three months ended March 31, 2006 was approximately $1.3 million, pre-tax and the income tax benefits realized for these awards was approximately $.5 million.

Note 11: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 is presented in the following table:

	(in thousands )
Cash paid for or (received from):	2006	2005

Interest expense	$24,686	$22,409

Interest and investment income	(8,919)	(7,402)

Income taxes, net of refunds	11,999	132,947

The increase in cash received from interest and investment income reflects a higher level of investment income and gains realized on the growing investment portfolio at American Home Shield. Cash paid for income taxes decreased in 2006 as a result of $131 million of taxes paid last year to the IRS and various states pursuant to the Company’s agreement with the Internal Revenue Service (IRS) that was reached in January 2005.

Note 12: Total comprehensive income (loss) was ($12) million and $9 million for the three months ended March 31, 2006 and 2005, respectively. Total comprehensive income primarily includes net income (loss), changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

Note 13: The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen ChemLawn and Terminix to a wholly owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the three months ended March 31, 2006 and 2005, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an alternative funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will, at times, limit the amount available to the Company.

Note 14: Total debt was $872 million at March 31, 2006, approximately $214 million above the level at December 31, 2005. The increase in debt reflects the acquisition of InStar and normal seasonal working capital requirements. Approximately 66 percent of the Company’s debt matures beyond five years and 56 percent beyond fifteen years. The Company’s next significant debt maturity is not until 2007.

Note 15: As disclosed in the 2005 Annual report, the Company intends to sell its American Residential Services (ARS) and American Mechanical Services (AMS) operations. The ARS/AMS operations provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair. Because the Company intends to sell these companies, the results of these operations are reported within the financial statement caption “businesses held pending sale and discontinued operations” for all periods. In the first quarter of 2006, the Company recorded a $25 million after tax provision for expected losses on the disposition of certain ARS/AMS properties. Under generally accepted accounting principles, an estimated impairment loss must be recognized when deemed probable, while potential gains must be deferred until the sales actually close.

The results of businesses held pending sale and discontinued operations for the three months ended March 31, 2006 and 2005 are as follows:

(In thousands, except per share data)	2006	2005
Revenue	$178,198	$158,549

ARS/AMS operating loss	$(509)	$(524)
Impairment charge (pretax)	(42,000)	—
Other discontinued operations	(2,063)	(239)

Pretax loss	(44,572)	(763)
Income tax benefit	18,048	299

Loss from businesses held pending sale
and discontinued operations	$(26,524)	$(464)

Per diluted share loss from businesses held
pending sale and discontinued operations	$(.09)	—

The following table summarizes the activity during the three months ended March 31, 2006 for the remaining liabilities from previously discontinued operations and does not include the liabilities of businesses held pending sale (ARS/AMS).

(In thousands)	Balance at December 31, 2005	Cash Payments or Other	Income/ (Expense)	Balance at March 31, 2006

Remaining liabilities from discontinued operations	$16,036	$753	$(1,813)	$17,096

Note 16: In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. As previously disclosed, the U.S. federal tax returns filed by the Company through the 2004 return have already been reviewed by the IRS. The Company paid $5 million in the first quarter of 2006 relating to the resolution of the 2003 and 2004 audits. In the first quarter of 2005, the IRS commenced the audit of the Company’s tax return for 2005 and, in the first quarter of 2006, the IRS commenced the audit of the Company’s tax return for 2006. As with any review of this nature, the outcomes of the IRS examinations are not known at this time.

Note 17: The business of the Company is conducted through five operating segments: TruGreen ChemLawn, TruGreen LandCare, Terminix, American Home Shield and Other Operations and Headquarters. The TruGreen ChemLawn segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscape maintenance services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The Other Operations and Headquarters segment includes InStar Services Group, a direct provider of commercial disaster response and reconstruction services as well as the franchised and Company-owned operations of ServiceMaster Clean, Furniture Medic and Merry Maids, which provide disaster restoration, commercial cleaning, carpet and upholstery cleaning, furniture repair and maid services. The Other

Operations and Headquarters segment also includes the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. Segment information is presented in the following table.

(In thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Operating Revenue:
TruGreen ChemLawn	$137,264	$123,336
TruGreen LandCare	98,921	99,646
Terminix	253,539	247,745
American Home Shield	116,930	111,010
Other Operations & Headquarters	55,733	42,023

Total Operating Revenue	$662,387	$623,760

Operating Income (Loss): (1)
TruGreen ChemLawn	$(2,823)	$(7,307)
TruGreen LandCare	(1,818)	(301)
Terminix	33,462	30,765
American Home Shield	9,133	14,273
Other Operations & Headquarters	(11,694)	(11,056)

Total Operating Income	$26,260	$26,374

(1)	Presented below is a reconciliation of segment operating income to income from continuing operations before income taxes.

(In thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Segment Operating Income	$26,260	$26,374
Non-operating expense (income):
Interest expense	14,430	15,579
Interest and investment income	(10,336)	(9,374)
Minority interest and other expense, net	2,049	2,046

Income from Continuing Operations before Income Taxes	$20,117	$18,123

The combined operations of ServiceMaster Clean and Merry Maids, which are included in the Other Operations and Headquarters segment, comprised approximately six percent of the consolidated revenue for the three months ended March 31, 2006 and 2005. These operations comprised approximately 23 percent and 24 percent of the consolidated operating income before headquarter overheads for the three months ended March 31, 2006 and 2005, respectively, a much higher percentage than is expected for subsequent quarters and the year as a whole.

(In thousands)	As of March 31, 2006	As of December 31, 2005

Identifiable Assets:
TruGreen ChemLawn	$1,014,020	$885,153
TruGreen LandCare	92,962	92,694
Terminix	874,015	862,270
American Home Shield	532,675	530,486
Other Operations & Headquarters	713,467	658,267

Total Identifiable Assets	$3,227,139	$3,028,870

(In thousands)	As of March 31, 2006	As of March 31, 2005

Capital Employed: (2)
TruGreen ChemLawn	$852,624	$823,129
TruGreen LandCare	37,507	39,444
Terminix	653,884	626,962
American Home Shield	217,065	167,813
American Home Shield without Cash and marketable securities (2)	(69,858)	(81,513)
Other Operations & Headquarters	209,495	286,949

Total Capital Employed	$1,970,575	$1,944,297

(2)

Capital employed is a non-U.S. GAAP measure that is defined as the segment’s total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company’s business segments. The calculation of capital employed for the American Home Shield segment includes approximately $287 million and $249 million of cash and marketable securities at March 31, 2006 and 2005, respectively. The investment income and realized gains/losses on these assets are reported below operating income in non-operating income/expense. In order to facilitate the comparison of return on invested capital for the American Home Shield segment, the Company has also presented capital employed for this segment excluding cash and marketable securities. The negative capital employed balances primarily result from deferred revenue and amounts payable to subcontractors. Presented below is a reconciliation of total segment capital employed to the most comparable U.S. GAAP measure.

(In thousands)	As of Mar. 31, 2006	As of Mar. 31, 2005

Total Assets	$3,227,139	$3,097,459
Less:
Current liabilities, excluding current portion of long-term debt	965,737	906,092
Long-term liabilities	290,827	247,070

Total Capital Employed	$1,970,575	$1,944,297

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 2006 COMPARED TO 2005

ServiceMaster (the “Company”) reported first quarter 2006 revenue of $662 million, a six percent increase compared to 2005, which includes two percent growth from the first time impact of InStar Services Group (InStar), which was acquired at the end of February. Diluted earnings per share were a loss of ($.05) compared to income $.04 in 2005. In the first quarter of 2006, the Company recorded a non-cash charge of $25 million after-tax ($.08 per diluted share) for expected losses on the disposition of certain ARS/AMS properties held pending sale. This charge is included in the loss from businesses held pending sale and discontinued operations.

Diluted earnings per share from continuing operations were $.04, consistent with 2005. Operating income for the first quarter was $26 million, comparable to the prior year. The 2006 results included a $3.6 million pre-tax charge for severance and other restructuring costs associated with the Company’s Project Accelerate initiative. Operating income was favorably impacted by higher profits at TruGreen ChemLawn supported by increased revenue from an earlier start to production, solid growth at Terminix reflecting lower production and sales labor costs and improving termite damage claim experience as well as continued favorable trending of prior year insurance claims. These factors were more than offset by the restructuring charge, lower profits at American Home Shield resulting from timing differences in certain selling costs and planned investments to increase market penetration and customer retention, reduced snow removal at TruGreen LandCare and increased fuel and benefits costs throughout the enterprise.

The Company continues to experience both positive and negative trending in some of its key factor costs. The Company’s large fleet, which consumes roughly 30 million gallons of fuel annually, continues to be negatively impacted by significant increases in oil prices. The Company hedges approximately two-thirds of its estimated annual fuel usage at the end of the preceding calendar year, but this year’s hedge prices are meaningfully higher than last year, and prices have continued to increase. Entering the year, the Company had estimated that its continuing operations would absorb approximately $.02 per share of incremental fuel costs for the full year 2006. If fuel prices remain at current prices for the balance of the year, the Company could incur additional fuel costs of up to $.01 per share in excess of the original estimate. As previously discussed, the Company has been implementing GPS and routing and scheduling technologies that will tighten routes and reduce drive time and fuel consumption.

Health care costs continue to experience strong inflationary pressures, and this is expected to continue. As previously disclosed, the Company is making an additional investment in employee health care benefits in 2006 as part of its efforts to further enhance its position as an employer of choice. For the first quarter of 2006, the Company experienced a $.01 per share increase in healthcare and related costs, with an incremental impact of $.03 per share expected for the year as a whole.

On the positive side, the Company continues to experience favorable results from its efforts to reduce safety-related costs, which include workers compensation, auto and general liability claims. In the first quarter of 2006 total safety-related costs from continuing operations, including the income statement effects of favorable trending of prior year claims, decreased approximately $.01 per share. Consistent with the Company’s plan, we anticipate additional reductions over the balance of the year, but due to very strong performance last year, at well below the pace that was experienced in the first quarter.

The Company has launched Project Accelerate, an internal, multi-phase restructuring project designed to accomplish four objectives: realign the Company’s cost structure in light of divestitures, create a more effective and efficient functional support structure, provide funds for reinvestment in growth initiatives, and provide tangible savings to the bottom line. The design phase of the project was completed at the end of the first quarter, with implementation staged mostly over the balance of this year. The Company’s current estimate is for ultimate pre-tax savings, net of reinvestments in the $25 million to $35 million range, or $.05 to $.07 per share, to be fully realized in 2008. The Company expects to get there progressively with approximately $.02 per share of net savings in 2006, mostly in the second half of the year, $.04 to $.05 in 2007, and the balance in 2008. Most of these savings will benefit the selling, general and administrative line in the income statement, although some savings, such as those from safety and sourcing initiatives, will benefit cost of sales.

Related to implementing organizational changes from Project Accelerate, the Company recorded a $3.6 million pre-tax restructuring charge in the first quarter of 2006. This charge is reported in the “Restructuring charge” line on the Consolidated Statements of Operations and was recorded in the Other Operations and Headquarters business segment. The Company expects that all restructuring charges will be incurred and recognized prior to year end, and is confident that the total restructuring charge will not exceed $8 million to $9 million. The Company expects to pay the majority of the restructuring costs by the end of 2006.

Cost of services rendered and products sold increased five percent for the first quarter and decreased as a percentage of revenue to 65.6 percent in 2006 from 66.4 percent in 2005, primarily reflecting accelerated production at TruGreen ChemLawn and favorable trending of prior year insurance claims. Selling and administrative expenses increased seven percent for the quarter. As a percentage of revenue, these costs increased to 29.6 percent in 2006 from 29.2 percent in 2005, primarily reflecting the timing of certain selling costs and incremental investments in initiatives intended to increase market penetration and improve customer retention at American Home Shield, an increase in incentive compensation related to an employee deferred compensation trust that is more fully discussed below, as well as $1 million of incremental stock option expense resulting from the Company’s adoption of Statement of Financial Accounting Standards (SFAS) 123(R).

Net non-operating expenses were reduced by approximately $2 million in the first quarter, reflecting lower interest expense resulting from lower average debt balances and higher interest income experienced on the American Home Shield investment portfolio. The 2006 balance includes a $1.7 million increase in investment income in an employee deferred compensation trust for which there is a corresponding and offsetting increase in compensation expense within operating income (as noted above). The 2005 amount included a $2.5 million increase in interest income resulting from the correction in the accounting for a specific investment at American Home Shield.

Outlook

For 2006, the Company expects earnings per share before restructuring charges to increase at low double digit rates, with most of the earnings growth occurring in the second half of the year. Specific timing items and the relative growth of factor costs will work against the Company in the second quarter, but help it in the second half of the year. More importantly, expanded direct marketing initiatives in major business units, expected improvements in customer retention and price realization trends, and the positive effects of Project Accelerate and the InStar acquisition will have a proportionally greater impact in the second half of the year, which includes our peak production period. These are also expected to provide the foundation for stronger growth in future years.

Key Performance Indicators

The table below presents selected metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators As of March 31,
	2006	2005

TruGreen ChemLawn-
Growth in Full Program Contracts	-4%	6%
Customer Retention Rate	63.0%	65.5%

Terminix -
Growth in Pest Control Customers	3%	6%
Pest Control Customer Retention Rate	76.9%	77.2%

Growth in Termite Customers	0%	0%
Termite Customer Retention Rate	87.2%	87.8%

American Home Shield -
Growth in Warranty Contracts	4%	5%
Customer Retention Rate	57.7%	55.7%

Segment Reviews for the First Quarter 2006 Compared to 2005

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. The Company’s business segment reviews include discussions of capital employed, which is a non-U.S. GAAP measure that is defined as the segment’s total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company’s business segments. The Notes to the Condensed Consolidated Financial Statements also include a reconciliation of segment capital employed to its most comparable U.S. GAAP measure.

The TruGreen ChemLawn segment, which provides lawn care services to residential and commercial customers, reported an 11 percent increase in revenue to $137 million compared to $123 million in 2005. The segment reported a seasonal first quarter operating loss of ($3) million compared to an operating loss of ($7) million in 2005. Revenue growth included the favorable effects of an earlier spring, which resulted in increased lawn applications and the acceleration of approximately $7 million of revenue. Operating results for the quarter improved by approximately $4 million, resulting from increased revenues, offset in part by increases in fuel and health benefit costs. The Company realized a two percent improvement in average prices during the quarter, and is currently trending toward a three percent increase for the year as a whole, an improvement over recent historical averages. The interim decline in customer counts was primarily attributable to a continued shift away from telemarketing sales, which have historically been heavily concentrated in the first quarter. Due to the continued expansion of Do Not Call lists, telemarketing sales in the first quarter fell 20 percent below prior year levels. However, the Company continues to expand alternative sales channels, particularly direct mail and neighborhood selling, which increased nine percent but fell short of the Company’s planned levels. Sales from these channels, which tend to produce a more loyal customer than telemarketing sales, are more heavily concentrated in the second quarter than the first quarter. The Company believes that the first quarter decline in retention rates is temporary in nature, and will swing to a net improvement by the end of the year. The decline was impacted, in part, by the earlier start to production, since the Company historically experiences an increase in cancellations following the first round of program applications. Since the Company’s retention is computed on a rolling twelve month basis, the March 31st comparison also reflects increased cancellations in the second half of last year as a result of drought conditions in several key markets. Management has a strong focus on improving retention. New or expanded efforts include performing lawn quality audits on all first year customers, implementing faster response standards on service calls, and improving customer communication and problem resolution procedures. The Company expects these changes to lead to improved retention for the year as a whole, and is encouraged by more recent results.

Capital employed in the TruGreen ChemLawn segment increased four percent, primarily reflecting the impact of tuck-in acquisitions.

The TruGreen LandCare segment, which provides landscape maintenance services primarily to commercial customers, reported a one percent decrease in revenue to $99 million compared to $100 million in 2005, and an operating loss of ($1.8) million compared to ($.3) million in 2005. Base contract maintenance revenue increased modestly in the first quarter. The Company has experienced improvements in customer retention and is anticipating further increases for the balance of the year, resulting from improved procedures related to customer communications, problem resolution and landscape inspections, as well as the positive effects of more selective targeting of sales prospects. The Company is also taking steps to increase maintenance sales by expanding the size and caliber of its sales force and providing them with better tools and training. Enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching, etc.), which accounts for approximately one-third of TruGreen LandCare’s annual revenues, increased at a strong double-digit rate, reflecting intensified management focus and strong sales in the Company’s year-round markets. The Company’s snow removal business, which is very profitable, accounts for only about five percent of full year revenue but a larger percentage of first quarter totals. In the first quarter, snow removal revenue decreased $7 million, causing overall revenue to be comparable to last year. Operating results for the quarter were impacted by the lower level of high margin snow removal revenue as well as increased fuel costs. Operating income from snow removal decreased approximately $4 million.

Capital employed in the TruGreen LandCare segment decreased five percent, primarily reflecting improved fixed asset and equipment utilization.

The Terminix segment, which includes termite and pest control services, reported a two percent increase in first quarter revenue to $254 million, compared to $248 million in 2005. Operating income increased nine percent to $33 million compared to $31 million in 2005. Terminix’s overall revenue growth for the quarter was impacted by offsetting results on the termite side of the business. A solid increase in termite renewal revenues resulted from improved pricing and stabilizing customer retention. Revenue from initial termite applications (“termite completions”) decreased in the first quarter. A three percent increase in unit sales was achieved despite a weak start to the annual termite swarm season in most parts of the country that continued throughout April. The Company believes the weak swarm is an industry-wide phenomenon, and that the Company has maintained or improved its market share. The Company also experienced an additional shift in mix from bait to lower priced liquid applications. The mix shifted from approximately 70 percent liquid/30 percent bait late last year to approximately 80 percent liquid/20 percent bait this quarter. The Company’s customer research suggests that the mix should begin to stabilize around these levels. An important factor to note is that while the Company realizes less revenue and profit from a liquid job in the first year, the average lifetime profitability of a liquid and bait customer are fairly closely aligned. First quarter pest control revenue increased approximately three percent, supported by good commercial growth and the impact of acquisitions. Terminix achieved very solid profit growth despite higher fuel and benefit costs. This occurred as a result of lower sales costs and improving damage claim experience from the use of a more effective liquid termiticide. Termite production labor also improved due to the new “perimeter treatment” technique, which is quicker and less intrusive than other methods. This technique was rolled out over the first half of 2005. In the first quarter of 2006, Terminix recorded a $2 million provision for costs associated with site remediation at two locations. In the first quarter of 2005, Terminix recorded $3 million of incremental damage claim expense due to a correction in estimating prior years’ termite damage claims reserves.

Capital employed in the Terminix segment increased four percent, reflecting the impact of tuck-in acquisitions.

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported a five percent increase in revenue to $117 million from $111 million in 2005 and a decrease in operating income to $9 million from $14 million in 2005. New warranty contract sales, which are reported as earned revenue over the subsequent twelve-month contract period, increased one percent for the quarter, with much stronger growth anticipated in subsequent quarters. A solid increase in customer renewals, which are American Home Shield’s largest source of revenue, was supported by a larger base of renewable customers and a 200 basis point improvement in customer retention. The improvement in retention reflects a more favorable mix of renewing customers and a significant improvement in problem resolution ratings from our customers. The Company is targeting further retention improvements, and continues to invest in various service and customer satisfaction initiatives toward that end. American Home Shield’s second largest channel, real estate sales, declined one percent as home listings and closings were impacted by a weakening home resale market, which was particularly acute in California and a few other states where the Company has a major presence. Longer term, the Company believes this channel provides a significant opportunity to expand its geographic presence and increase what is still a relatively low, industry-wide household penetration rate. As such, the Company continues to invest in an expanded real estate sales force (up 20 percent from prior year levels) and related marketing support, particularly in locations that are currently under penetrated. The Company has also added staff to more aggressively pursue opportunities with major, multi-office accounts. Sales in the direct to consumer channel declined in the quarter, strictly due to the timing of certain direct mail campaigns. As perspective on the timing issue, the Company mailed approximately three and one-half times as many pieces in the first quarter of this year as in the fourth quarter of last year, which was relatively light. This year’s mailings were also substantially higher than those made in the first quarter last year. Mailing costs are recognized as incurred, not when the related sales actually close, and this timing difference had a very significant impact on first quarter operating income and margin comparisons. The decrease in operating income reflects the timing of sales costs and incremental planned investments in sales and customer retention initiatives. More favorable operating income comparisons are anticipated for the year as a whole. Capital employed increased 29 percent primarily reflecting a higher level of cash and marketable securities due to the growth in the business and improved market performance. Capital employed at American Home Shield, which totaled $217 million and $168 million at March 31, 2006 and March 31, 2005, respectively, includes $287 million and $249 million of cash, short-term and long-term securities at those dates. The investment income and realized gains/losses on these assets are reported as non-operating income/expense.

The Other Operations and Headquarters segment includes the operations of ServiceMaster Clean, InStar and Merry Maids as well as the Company’s headquarters functions. Revenue in this segment increased to $56 million from $42 million in 2005 reflecting one month of revenue from the acquisition of InStar Services Group, Inc. (InStar) and solid growth in the franchise operations of ServiceMaster Clean and Merry Maids. On a combined-basis, the franchise operations reported revenue growth of seven percent, primarily reflecting strong internal revenue growth as well as acquisitions at Merry Maids.

In February 2006, the Company completed the acquisition of InStar, a leading direct provider of commercial disaster response and reconstruction services in the United States. InStar provides a continuum of services, from planning prior to an event, to emergency response following the event and ultimately including cleaning, recovery and reconstruction. The Company believes there is a great strategic fit in combining the capabilities of InStar with the Company’s existing disaster restoration business within ServiceMaster Clean. ServiceMaster Clean’s disaster restoration business already totals over $500 million in customer level revenue through its franchisee network and has been growing at double digit rates for more than five years. The Company expects the InStar acquisition, after interest and amortization costs, to be accretive in the $.01 per share range for the period in 2006 following the acquisition.

The Other Operations and Headquarters segment operating loss for the quarter was ($12) million compared with ($11) million in 2005. Included in the first quarter 2006 operating loss are restructuring costs of $3.6 million associated with Project Accelerate. The segment operating loss, which included the aforementioned restructuring charge, was comparable to 2005, reflecting favorable trending of prior year insurance claims, the first time inclusion of operating profits from InStar as well as increased profits from the combined franchise businesses, offset in part by the previously discussed compensation expense related to an employee deferred compensation trust and incremental stock option expense resulting from the Company’s adoption of SFAS 123(R). Capital employed in this segment decreased, primarily reflecting the realization of the annual tax benefit associated with the amortization of tax intangible assets that will continue through 2012.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities

Net cash used for operating activities from continuing operations in the quarter was $38 million, compared to $146 million used for operating activities in the prior year. The decrease in cash used for operating activities from continuing operations primarily reflects the prior year $131 million tax payments relating to the 2005 IRS agreement. In February 2006, the IRS concluded the 2003 and 2004 audits of the Company’s tax returns and during the three months ended March 31, 2006, the Company paid $5 million of taxes and interest to the IRS and various states. Excluding the impact of these two tax items, three month cash used for operating activities from continuing operations increased $18 million, primarily due to higher working capital requirements.

Historically, the first quarter is a period of investment for many of the Company’s businesses as they prepare for the summer and fall production season. Even after excluding the impact of the IRS agreements, the Company expects full year cash provided from operating activities to again substantially exceed net income. This expected result reflects a solid earnings base, businesses that need relatively little working capital to fund growth in their operations, and significant annual recoveries of tax assets.

The significant annual cash tax benefit that results from the recovery of tax assets primarily is associated with a large base of amortizable intangible assets which exist for income tax reporting purposes, but not for book purposes. A significant portion of these assets arose in connection with the Company’s 1997 conversion from a limited partnership to a corporation. The amortization of the tax basis will result in approximately $57 million of average annual cash tax benefits through 2012 for which no corresponding income statement benefit is recorded. The Company estimates that the divestitures of ARS and AMS will result in a reduction of approximately $4 million in the average annual cash tax benefits; however, the cash tax benefits in the period of divestiture will increase such that the aggregate tax benefits are unchanged.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In the first quarter of 2005, the IRS commenced the audit of the Company’s 2005 tax return, and in the first quarter of 2006, the IRS commenced the audit of the Company’s 2006 tax return. As with any review of this nature, the outcomes of the IRS examinations are not known at this time.

Cash Flows from Investing Activities

Capital expenditures were consistent with prior year and included recurring capital needs and information technology projects. The Company anticipates approximately $50 million of capital expenditures in 2006, reflecting investments in information systems and productivity enhancing operating systems. The Company has no material capital commitments at this time.

Acquisitions for the three months ended March 31, 2006 totaled $104 million, compared with $8 million in 2005. This increase reflects the acquisition of InStar, a leading direct provider of commercial disaster response and reconstruction services, for approximately $85 million of cash. Consideration paid for tuck-in acquisitions in lawn care and pest control consisted of cash payments, seller financed notes and Company stock. The Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen ChemLawn.

Cash Flows from Financing Activities

Cash dividends paid to shareholders totaled $32 million or $.11 per share for the three months ended March 31, 2006. In May 2006, the Company announced the declaration of a cash dividend of $.11 per share payable on May 31, 2006 to shareholders of record on May 15, 2006. The timing and amount of future dividend increases are at the discretion of the Board of Directors and will depend, among other things, on the Company’s capital structure objectives and cash requirements.

In February 2006, the Board of Directors authorized $250 million for share repurchases. This authorization replaces the unused portion ($30 million at December 31, 2005) from the previous authorization granted in July 2000. The Company completed approximately $44 million in share repurchases in the first three months of 2006 at an average price of $12.72 per share. There remains approximately $206 million available for repurchases under the February 2006 authorization. The Company expects share repurchases for the full year to be at the high end of its previously stated range of $80 million to $100 million. Based on the strength of both the Company’s existing cash flows and its future growth expectations, the Company is reviewing with its Board the potential merits of increasing its total annual cash returns to shareholders, through an increased dividend growth rate and/or heightened share repurchases. There are no assurances that any changes will be made and the Company currently expects to reach a decision by late July. The actual level of future share repurchases will depend on various factors, such as the Company’s commitment to maintain an investment grade credit rating and other strategic investment opportunities.

Liquidity

Cash and short and long-term marketable securities totaled approximately $388 million at March 31, 2006, compared with $367 million at December 31, 2005. Approximately $361 million of the 2006 amount is effectively required to support regulatory requirements at American Home Shield and for other purposes. Total debt was $872 million at March 31, 2006, approximately $214 million more than the amount at December 31, 2005. This increase reflects funding for normal seasonal working capital needs and the first quarter acquisition of InStar for approximately $85 million.

Approximately 66 percent of the Company’s debt matures beyond five years and 56 percent beyond fifteen years. The Company’s next significant debt maturity is not until 2007.

Management believes that funds generated from operating activities and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company. The Company maintains a revolving credit facility of $500 million. As of March 31, 2006, the Company had $195 million of borrowings outstanding under this facility and had issued approximately $137 million of letters of credit, resulting in unused commitments of approximately $168 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. During the three month period ended March 31, 2006, there were no receivables sold to third parties under this agreement.

There have been no material changes in the Company’s financing agreements since December 31, 2005. As described in the Company’s 2005 Annual Report, the Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and an interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company’s ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company’s dividend and share repurchase plans in the near future. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At March 31, 2006, the Company was in compliance with the covenants related to these debt agreements and, based on its operating outlook for the remainder of 2006, expects to be able to maintain compliance in the future. The Company does not have any debt agreements that contain put rights or provide for an acceleration of maturity as a result of a change in credit rating.

The Company maintains lease facilities with banks totaling $68 million which provide for the acquisition and development of branch properties to be leased by the Company. At March 31, 2006, there was approximately $68 million funded under these facilities. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of March 31, 2006 and December 31, 2005. The balance of the funded amount has been treated as operating leases. Approximately $15 million of the available facility expires in January 2008 and the remaining $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At March 31, 2006, the Company’s residual value guarantee related to the leased assets totaled $56 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.9 million) in the Consolidated Statements of Financial Position.

The majority of the Company’s fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At March 31, 2006, there was approximately $253 million of residual value relating to the Company’s fleet and equipment leases. The fair value guarantee of the assets under the leases is expected to fully mitigate the Company’s obligations under the agreements. At March 31, 2006 the Company has recorded the estimated fair value of this guarantee (approximately $0.6 million) in the Consolidated Statements of Financial Position.

The Company’s 2005 Annual Report included disclosure of the Company’s contractual obligations and commitments as of December 31, 2005. The Company continues to make the contractually required payments and therefore, the 2006 obligations and commitments as listed in the December 31, 2005 Annual Report have been reduced by the required payments. There were no significant additions to the Company’s obligations during the three months ended March 31, 2006.

Financial Position

Receivables increased from year-end levels, reflecting the acquisition of InStar and an increase in American Home Shield customers paying on account. Inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses and other assets increased from year-end primarily reflecting preseason advertising costs at TruGreen ChemLawn and Terminix as well as costs of annual repair and maintenance procedures that are performed in the first quarter at TruGreen ChemLawn. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end. Deferred customer acquisition costs increased reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. These direct and incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the calendar year-end. The Company capitalizes sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale.

Property and equipment increased from year-end levels primarily reflecting the InStar acquisition. The Company does not have any material capital commitments at this time.

The increase in accounts payable from year-end levels reflects seasonality, growth at several of the business units and the acquisition of InStar. Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments recorded in the first quarter (pre-season) at TruGreen ChemLawn. Payroll and related expenses have decreased from year end levels reflecting incentive compensation payments related to 2005 performance that had been accrued at year-end.

The Company has minority investors in Terminix. This minority ownership reflects an interest issued to the former owners of the Allied Bruce Terminix Companies in connection with the acquisition of that entity. At any time, the former owners may convert this equity security into eight million ServiceMaster common shares. The ServiceMaster shares are included in the shares used for the calculation of diluted earnings per share whenever their inclusion has a dilutive impact. ServiceMaster has the ability to require conversion of the security into ServiceMaster common shares, provided the closing share price of ServiceMaster’s common stock has averaged at least $15 per share for 40 consecutive trading days.

Total shareholders’ equity was approximately $1.0 billion at March 31, 2006, and $1.1 billion at December 31, 2005. The decrease reflects operating profits in the business offset by the provision for the expected loss on the disposition of certain ARS/AMS properties held pending sale, cash dividend payments and share repurchases.

BUSINESSES HELD PENDING SALE AND DISCONTINUED OPERATIONS

The first quarter 2006 loss from businesses held pending sale and discontinued operations included a ($25) million after-tax impairment charge for expected losses on the disposition of certain American Residential Services/American Mechanical Services (ARS/AMS) properties held pending sale. Management currently expects future gains on the disposition of other ARS/AMS properties, which will be recognized in subsequent quarters when actually realized. Excluding the aforementioned charge, the after-tax loss of ($1.5) million reflected a modest improvement in operating results at ARS/AMS offset by the unfavorable resolution of a claim related to a business sold in prior years.

The assets and liabilities related to businesses held pending sale and discontinued operations have been classified in separate captions on the Condensed Consolidated Statements of Financial Position. Assets from businesses held pending sale and discontinued operations have declined from year-end levels resulting from collections on receivables at AMS and the provision for expected losses on the disposition of certain ARS/AMS properties. The decrease in liabilities from businesses held pending sale and discontinued operations represents decreases in payables and other current liabilities at the ARS and AMS businesses. The remaining liabilities primarily represent payables and other current liabilities at the businesses held pending sale and obligations related to long-term self-insurance claims.

Forward-Looking Statements

The Company’s Form 10-Q filing contains or incorporates by reference statements concerning future results and other matters that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that these forward-looking statements, which look forward in time and include everything other than historical information, be subject to the safe harbors created by such legislation. The Company notes that these forward-looking statements involve risks and uncertainties that could affect its results of operations, financial condition or cash flows. Factors that could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following (among others): weather conditions that affect the demand for the Company’s services; changes in the source and intensity of competition in the markets served by the Company; labor shortages or increases in wage rates; unexpected increases in operating costs, such as higher insurance premiums, self insurance and health care claim costs; higher fuel prices; changes in the types or mix of the Company’s service offerings or products; increased governmental regulation, including telemarketing and environmental restrictions; general economic conditions in the United States, especially as they may affect home sales or consumer spending levels; time, expenses and cash flows associated with integrating, selling, or winding down businesses; and other factors described from time to time in documents filed by the Company with the Securities and Exchange Commission.

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

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88 percent on the notional amount. The impact of these swap transactions was to convert $165 million of the Company’s debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR (8.7 percent average rate during the three months ended March 31, 2006).

The Company generally maintains the majority of its debt at fixed rates. After the effect of the interest rate swap agreements, approximately 55 percent of total debt at March 31, 2006 was at a fixed rate. With respect to other obligations, the payments on the approximately $68 million of funding outstanding under the Company’s real estate operating lease facilities as well as its fleet and equipment operating leases (approximately $253 million in residual value) are tied to floating interest rates. The Company’s exposure to interest expense based on floating rates is partially offset by floating rate investment income earned on cash and marketable securities. The Company believes its overall exposure to interest rate fluctuations is not material to its overall results of operations.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company’s credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at March 31, 2006, a one rating category improvement in the Company’s credit ratings would reduce pre-tax annual expense by approximately $0.6 million. A one rating category reduction in the Company’s credit ratings would increase pre-tax expense on an annualized basis by approximately $1.1 million.

The following table summarizes information about the Company’s fixed rate debt as of December 31, 2005, including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company’s fixed rate debt was approximately $491 million at December 31, 2005.

	Expected Maturity Date
(In millions)	2006	2007	2008	2009	2010	There- after	Total

Fixed rate debt	$19	$61	$12	$25	$8	$359	$484
Avg. rate	5.7%	7.1%	7.1%	7.8%	7.9%	7.5%	7.4%

As previously discussed, the Company has entered into interest rate swap agreements, the impact of which was to convert $165 million of the Company’s 2009 maturity debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR.

CONTROLS AND PROCEDURES

The Company’s Chairman and Chief Executive Officer, Jonathan P. Ward, and the Company’s President and Chief Financial Officer, Ernest J. Mrozek, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.

The Company’s disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of the Company in Downers Grove, Illinois. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Messrs. Ward and Mrozek have concluded that both the design and operation of the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A: Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2005 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases:

In February 2006, the Board of Directors authorized $250 million for share repurchases. This authorization replaces the unused portion ($30 million at December 31, 2005) from the previous authorization granted in July 2000. The following table summarizes the Company’s common stock share repurchases for the three months ended March 31, 2006 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as the Company’s commitment to maintain investment grade credit ratings and other strategic investment opportunities.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan

January 1, 2006 through
January 31, 2006	—	$—	—	$250,000,000

February 1, 2006 through
February 28, 2006	1,320,100	$12.43	1,320,100	$234,000,000

March 1, 2006 through
March 31, 2006	2,150,083	$12.90	2,150,083	$206,000,000

Total	3,470,183	$12.72	3,470,183

Item 6: Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) or 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) or 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Ernest J. Mrozek

Ernest J. Mrozek
President and Chief Financial Officer