Form 10-Q
period 2006-06-30
SERVICEMASTER CO
filed 2006-08-04
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-14762

THE SERVICEMASTER COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-3858106

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3250 Lacey Road, Ste. 600, Downers Grove, Illinois • 60515-1700
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

Yes ☐              No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 290,852,000 shares of common stock on July 28, 2006.

PART I. FINANCIAL INFORMATION
THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating Revenue	$1,024,624	$970,627	$1,687,011	$1,594,387

Operating Costs and Expenses:
Cost of services rendered and products sold	611,862	570,324	1,046,532	984,195
Selling and administrative expenses	263,056	262,005	458,876	444,368
Amortization expense	3,325	1,331	5,410	2,483
Restructuring charge	6,286	—	9,838	—

Total operating costs and expenses	884,529	833,660	1,520,656	1,431,046

Operating Income	140,095	136,967	166,355	163,341

Non-operating Expense (Income):
Interest expense	16,093	14,401	30,523	29,980
Interest and investment income, net	(1,213)	(3,226)	(11,549)	(12,600)
Minority interest and other expense, net	2,074	2,047	4,123	4,093

Income from Continuing Operations before Income Taxes	123,141	123,745	143,258	141,868
Provision for income taxes	48,395	48,354	56,301	55,441

Income from Continuing Operations	74,746	75,391	86,957	86,427

Income (loss) from businesses held pending sale and discontinued operations, net of income taxes	2,400	4,410	(24,124)	3,946

Net Income	$77,146	$79,801	$62,833	$90,373

Per Share:
Basic Earnings Per Share:
Income from continuing operations	$0.26	$0.26	$0.30	$0. 30

Income (loss) from businesses held pending sale and discontinued operations	0.01	0.02	(0.08)	0.01

Basic earnings per share	$0.27	$0.27	$0.22	$0.31

Shares	290,748	291,634	291,146	291,400

Diluted Earnings Per Share:
Income from continuing operations	$0.25	$0.25	$0.29	$0.29

Income (loss) from businesses held pending sale and discontinued operations	0.01	0.01	(0.08)	0.01

Diluted earnings per share	$0.26	$0.27	$0.21	$0.30

Shares	302,728	305,377	295,459	297,254

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Financial Position (Unaudited)
(In thousands, except per share data)

	As of June 30, 2006	As of December 31, 2005

Assets
Current Assets:
Cash and cash equivalents	$119,969	$114,508
Marketable securities	107,816	104,807
Receivables, less allowance of $21,948 and $17,702, respectively	444,569	309,567
Inventories	69,015	60,331
Prepaid expenses and other assets	65,480	23,948
Deferred customer acquisition costs	62,679	40,402
Deferred taxes	54,358	35,050
Assets of businesses held pending sale and discontinued operations	101,881	135,100

Total Current Assets	1,025,767	823,713

Property and Equipment:
At cost	403,566	364,503
Less: accumulated depreciation	(228,779)	(202,676)

Net property and equipment	174,787	161,827

Other Assets:
Goodwill	1,601,143	1,548,070
Intangible assets, primarily trade names, net	248,676	230,343
Notes receivable	29,796	30,941
Long-term marketable securities	161,501	147,332
Other assets	10,570	9,304
Assets of businesses held pending sale and discontinued operations	76,875	77,340

Total Assets	$3,329,115	$3,028,870

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$122,683	$91,625
Accrued liabilities:
Payroll and related expenses	98,628	103,028
Self-insured claims and related expenses	93,003	93,047
Income taxes payable	53,905	30,730
Other	110,705	87,984
Deferred revenues	488,378	432,741
Liabilities of businesses held pending sale and discontinued operations	105,403	97,294
Current portion of long-term debt	20,206	19,222

Total Current Liabilities	1,092,911	955,671

Long-Term Debt	783,947	638,928

Long-Term Liabilities:
Deferred taxes	135,477	113,300
Liabilities of businesses held pending sale and discontinued operations	9,287	10,130
Other long-term obligations	158,507	156,201

Total Long-Term Liabilities	303,271	279,631

Minority Interest	100,000	100,000

Commitments and Contingencies

Shareholders’ Equity:
Common stock $0.01 par value, authorized 1,000,000 shares; issued 323,353 and 321,338 shares, respectively	3,234	3,213
Additional paid-in capital	1,129,216	1,117,388
Retained earnings	281,751	282,993
Accumulated other comprehensive income	8,832	7,197
Restricted stock (unearned compensation)	—	(14,438)
Treasury stock	(374,047)	(341,713)

Total Shareholders’ Equity	1,048,986	1,054,640

Total Liabilities and Shareholders’ Equity	$3,329,115	$3,028,870

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005

Cash and Cash Equivalents at January 1	$114,508	$256,626

Cash Flows from Operating Activities from Continuing Operations:
Net Income	62,833	90,373
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss (income) from businesses held pending sale and discontinued operations	24,124	(3,946)
Depreciation expense	22,608	21,954
Amortization expense	5,410	2,483

Change in working capital, net of acquisitions:
Receivables	(81,772)	(77,264)
Inventories and other current assets	(67,558)	(65,469)
Accounts payable	25,762	30,824
Deferred revenues	48,998	45,230
Accrued liabilities	9,875	25,449
Change in tax accounts:
Deferred income taxes	43,962	46,298
Resolution of income tax audits	(5,036)	(131,562)
Other, net	7,124	6,555

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	96,330	(9,075)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(26,267)	(20,457)
Sale of equipment and other assets	1,104	1,138
Business acquisitions, net of cash acquired	(100,023)	(19,125)
Notes receivable, financial investments and securities	(15,765)	(11,507)

Net Cash Used for Investing Activities from Continuing Operations	(140,951)	(49,951)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	698,108	318,242
Payments of debt	(561,106)	(329,042)
Purchase of ServiceMaster stock	(44,143)	(16,979)
Shareholders’ dividends	(64,075)	(64,025)
Proceeds from employee share plans	21,288	12,064

Net Cash Provided from (Used for) Financing Activities from Continuing Operations	50,072	(79,740)

Cash Flows from Businesses Held Pending Sale and Discontinued Operations:
Cash provided from (used for) operating activities of businesses held pending sale and discontinued operations	(349)	5,887
Cash provided from (used for) investing activities of businesses held pending sale and discontinued operations	359	(1,871)

Net Cash Provided from Businesses Held Pending Sale and Discontinued Operations	10	4,016

Cash Increase (Decrease) During the Period	5,461	(134,750)

Cash and Cash Equivalents at June 30	$119,969	$121,876

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: The condensed consolidated financial statements include the accounts of The ServiceMaster Company and its subsidiaries, collectively referred to as the “Company”. Intercompany transactions and balances have been eliminated in consolidation. The financial results as well as the assets and liabilities related to American Residential Services and American Mechanical Services have been classified as businesses held pending sale and discontinued operations.

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

Note 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end, although the policy discussed below related to revenue from commercial disaster response and reconstruction projects has been added as a result of the acquisition in February 2006 of InStar Services Group (InStar). Revenues from lawn care and pest control services and liquid and fumigation termite applications are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite eradication services using baiting systems, as well as home warranty services, frequently are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (i.e., the proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenue from the Company’s commercial disaster response and reconstruction projects are recognized using the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company has franchise agreements in its TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchised revenue (which in the aggregate represents approximately three percent of consolidated revenue) consists principally of monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Franchise fee profits comprised eight percent and seven percent of the consolidated operating income, before headquarter overhead and restructuring charges, for the three months ended June 30, 2006 and 2005, respectively. Franchise fee profits comprised 11 percent of the consolidated operating income, before headquarter overhead and restructuring charges, for the six months ended June 30, 2006 and 2005. The portion of total franchise fee income related to initial fees received from the sale of a franchise was immaterial to the Company’s consolidated financial statements for all periods.

The Company had $488 million and $433 million of deferred revenue at June 30, 2006 and December 31, 2005, respectively, which consist primarily of payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs emerge, such as when the services are performed or claims are incurred.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen ChemLawn has significant seasonality in its business. In the winter and early spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen ChemLawn defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed primarily in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These costs are deferred and recognized approximately in proportion to revenue over the balance of the year, and are not deferred beyond the calendar year-end.

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

Note 5: The Company has implemented certain organizational changes focused on increasing the speed and intensity of executing its strategic initiatives and accelerating the growth of the Company. In the second quarter, Jonathan P. Ward resigned as Chairman and Chief Executive Office of the Company and the Company appointed J. Patrick Spainhour to serve as Chairman and Chief Executive Officer. In addition, earlier this year the Company launched Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas.

Related to these organizational changes, the Company recorded restructuring charges of $6.3 million in the second quarter of 2006 and $9.8 million for the six months ended June 30, 2006. The second quarter charge included severance ($4.4 million for the Chief Executive Officer and $1.3 million for other individuals) and third-party professional fees and expenses ($.6 million) directly related to implementing the organizational changes. This charge is reported in the “Restructuring charge” line in the Consolidated Statements of Operations and was recorded in the Other Operations and Headquarters business segment.

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

On February 28, 2006, the Company acquired InStar, a leading direct provider of commercial disaster response and reconstruction services for approximately $85 million in cash. The results of InStar’s operations have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price was allocated to the underlying net assets acquired, consisting primarily of trade receivables, project costs in excess of billings and accounts payable and accrued expenses. In addition, the Company allocated $20 million to customer relationships, project backlog and other intangible assets that have a weighted-average useful life of approximately five years. The Company recorded $25 million of goodwill, none of which is expected to be deductible for tax purposes. In determining this preliminary allocation of purchase price, the Company utilized the services of third-party valuation experts. Certain preliminary value allocations are subject to change during the year as final valuation information is obtained. The remaining increase in goodwill and intangible assets relates to tuck-in acquisitions completed throughout the first six months by Terminix and TruGreen ChemLawn.

The table below summarizes the goodwill and intangible asset activity and balances:

(In thousands)	As of December 31, 2005	Additions	Amorti- zation	As of June 30, 2006

Non-amortizable Assets:
Goodwill	$1,548,070	$53,073	$—	$1,601,143
Trade names & other	215,493	—	—	215,493

Amortizable Assets:
Other intangible assets	49,981	23,743	—	73,724
Accumulated amortization(1)	(35,131)	—	(5,410)	(40,541)

Net other intangibles	14,850	23,743	(5,410)	33,183

Total	$1,778,413	$76,816	$(5,410)	$1,849,819

(1) Expected amortization expense for 2006 of approximately $11 million is expected to decline by $1.7 million annually over the next five years.

The table below presents, by segment, the goodwill that is not subject to amortization:

(In thousands)	As of June 30, 2006	As of December 31, 2005

TruGreen ChemLawn	$721,112	$700,029
Terminix	665,835	661,166
American Home Shield	85,378	85,526
Other Operations & Headquarters	128,818	101,349

Total	$1,601,143	$1,548,070

Note 7: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options and stock appreciation rights (SARS) whose market price is in excess of the grant price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible securities is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the securities. Shares potentially issuable under convertible securities have been considered outstanding for the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, shares potentially issuable under convertible securities have not been considered outstanding as their inclusion results in a less dilutive computation. Had the inclusion of convertible securities not resulted in a less dilutive computation for the six months ended June 30, 2006 and 2005, incremental shares attributable to the assumed conversion of the debentures would have increased shares outstanding by 8.0 million shares for both periods and the after-tax interest expense related to the convertible debentures that would have been added to net income in the numerator would have been $2.4 million for both periods.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.

(In thousands, except per share data)	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005

Continuing Operations:	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per share	$74,746	290,748	$0.26	$75,391	291,634	$0.26

Effect of dilutive securities, net of tax:
Options & SARS		3,980			5,743
Convertible Securities	1,214	8,000		1,178	8,000

Diluted earnings per share	$75,960	302,728	$0.25	$76,569	305,377	$0.25

(In thousands, except per share data)	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005

Continuing Operations:	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per share	$86,957	291,146	$0.30	$86,427	291,400	$0.30

Effect of dilutive securities, net of tax:
Options & SARS		4,313			5,854

Diluted earnings per share	$86,957	295,459	$0.29	$86,427	297,254	$0.29

Note 8: The Company maintains a shareholder approved incentive plan that allows for the issuance of equity-based compensation awards, including stock options, stock appreciation rights, share grants and restricted stock awards. The Company uses treasury stock and newly issued stock to satisfy equity-based compensation awards. As of June 30, 2006, there were approximately 31 million Company shares available for issuance upon the exercise of outstanding employee stock options and stock appreciation rights and for future grants. Also, as of June 30, 2006, there was approximately $23 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. That cost is expected to be recognized primarily over the next four years.

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

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) requires that stock options and share grants be recorded at fair value and this value is recognized as compensation expense over the vesting period. SFAS 123(R) requires that compensation expense be recorded for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the adoption of SFAS 123(R). The Company has adopted the provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective method which requires application of the rule after January 1, 2006.

Prior to adopting SFAS 123(R), and beginning in 2003, the Company was using the “Prospective Method” as permitted under SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, which required the Company to expense the fair value of new employee option grants awarded subsequent to 2002. Related to the unvested option awards granted prior to 2003, the adoption of SFAS 123(R) in 2006 resulted in incremental compensation expense for the six months ended June 30, 2006 of approximately $1.7 million pretax, $1.0 million after-tax. For the full year 2006, the Company expects the total incremental compensation expense related to adopting SFAS 123(R) to be approximately $3.0 million pretax, or $1.8 million after-tax. Also, effective January 1, 2006, the Company reclassified within Shareholders’ Equity the $14.4 million balance of “Restricted stock (unearned compensation)” to “Additional paid-in capital.”

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

The Company uses a lattice-based option valuation model to value its option awards. Under a lattice-based model, expected volatilities are based on a term structure of implied volatilities from traded options on the Company’s stock and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The range of risk-free rates for periods within the contractual life of the options is based on the U.S. Treasury forward curve rate and uses a term structure. Options granted to employees during the six months ended June 30, 2006 and 2005 had a weighted average fair value of $2.55 and $2.80, respectively. The following assumptions were used for options awarded during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,

	2006	2005

Expected volatility	17.9% - 42.1%	27.66% - 47.56%
Weighted-average volatility	19.00%	28.24%
Expected dividends	3.00%	3.41%
Expected term (in years)	9	6
Risk-free rate	4.39% - 4.64%	2.98% - 4.65%
Weighted-average risk-free rate	4.54%	4.06%

The following table presents the proforma impact on continuing operations for the three and six months ended June 30, 2005 of compensation expense relating to stock option awards as computed under SFAS 123(R):

(In thousands, except per share data)	Continuing Operations for the Three Months Ended June 30, 2005	Continuing Operations for the Six Months Ended June 30, 2005

Income as reported	$75,391	$86,427

Add back: Stock-based compensation expense included in reported net income, net of related tax effects	598	1,064

Deduct: Stock-based compensation expense determined under fair-value method, net of related tax effects	(1,403)	(3,009)

Proforma net income	$74,586	$84,482

Basic Earnings Per Share:
As reported	$0.26	$0.30
Proforma	$0.26	$0.29

Diluted Earnings Per Share:
As reported	$0.25	$0.29
Proforma	$0.25	$0.28

Total pretax option expense and income tax benefits recognized was approximately $1.7 million and $.7 million, respectively for the three months ended June 30, 2006 and $3.3 million and $1.3 million, respectively, for the six months ended June 30, 2006.

A summary of option activity as of June 30, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term	Aggregate Intrinsic value (in thousands)

Outstanding at December 31, 2005	29,508,273	$12.96
Granted to employees	2,130,350	$12.45
Exercised	(1,928,215)	$9.62
Terminated or resigned	(796,199)	$16.24

Total outstanding, June 30, 2006	28,914,209	$13.06	4.0	$3,288
Total exercisable, June 30, 2006	22,156,477	$13.35	2.9	$2,832

During the six months ended June 30, 2006 and 2005, the total intrinsic value of awards exercised was approximately $6.1 million and $2.7 million, respectively. The aggregate intrinsic value of outstanding and exercisable awards was $3.3 million and $2.8 million, respectively at June 30, 2006 and $57.5 million and $42.5 million, respectively at June 30, 2005. The cash received from the exercise of options was approximately $18.2 million for the six months ended June 30, 2006.

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at June 30, 2006:

Range of Exercise Prices	Number Outstanding at 6/30/06	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable at 6/30/06	Weighted Average Exercise Price

$ 8.40 – 10.78	9,471,539	4 Years	$10.13	7,606,577	$10.09
$10.80 – 15.94	13,762,348	4 Years	$12.51	8,869,578	$12.35
$16.12 – 22.33	5,489,875	2 Years	$18.18	5,489,875	$18.18
$27.20 – 77.56	190,447	1 Year	$50.28	190,447	$50.28

$ 8.40 – 77.56	28,914,209	4.0 Years	$13.06	22,156,477	$13.35

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

Restricted stock awards granted to employees during the six months ended June 30, 2006 and 2005 have a weighted average fair value of $12.31 and $13.38, respectively. A summary of the share grant and restricted stock activity during the six months ended June 30, 2006 is summarized in the table below:

	Shares	Weighted Average Grant-date Fair Value

Outstanding at December 31, 2005	1,582,877	$ 12.09
Granted to employees	560,990	$ 12.31
Exercised	(308,409)	$ 11.80
Terminated or resigned	(59,841)	$ 11.82

Total outstanding, June 30, 2006	1,775,617	$ 12.23

Total pretax share grant and restricted stock compensation expense for the six months ended June 30, 2006 and 2005 was approximately $2.1 million and $2.5 million, respectively, and the income tax benefits recognized for these awards was approximately $.9 million and $1.0 million, respectively.

Note 11: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 is presented in the following table:

(in thousands)
Cash paid for or (received from):	2006	2005

Interest expense	$28,300	$30,167
Interest and investment income	(13,253)	(10,240)
Income taxes, net of refunds	17,765	139,777

The increase in cash received from interest and investment income primarily reflects a higher level of investment income and gains realized on the growing investment portfolio at American Home Shield. Cash paid for income taxes decreased in 2006 as a result of $132 million of taxes paid last year to the Internal Revenue Service (IRS) and various states pursuant to the Company’s agreement with the IRS that was reached in January 2005.

Note 12: Total comprehensive income was $76 million and $79 million for the three months ended June 30, 2006 and 2005 respectively, and $64 million and $88 million for the six months ended June 30, 2006 and 2005, respectively. Total comprehensive income primarily includes net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

Note 13: The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen ChemLawn and Terminix to a wholly owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the six months ended June 30, 2006 and 2005, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an alternative funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will, at times, limit the amount available to the Company.

Note 14: Total debt was $804 million at June 30, 2006, approximately $146 million above the level at December 31, 2005. The increase in debt reflects the acquisition of InStar and normal seasonal working capital requirements. Approximately 64 percent of the Company’s debt matures beyond five years and 53 percent beyond fifteen years. The Company’s next significant debt maturity is not until 2007.

Note 15: The financial statement caption “businesses held pending sale and discontinued operations” includes American Residential Services (ARS) and American Mechanical Services (AMS). The ARS/AMS operations provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair. In the first quarter of 2006, the Company recorded a $25 million after-tax provision for expected losses on the disposition of certain ARS/AMS properties. Under generally accepted accounting principles, an estimated impairment loss must be recognized when deemed probable; while potential gains must be deferred until the sales actually close. Subsequent to June 30, 2006, the Company completed sales of the AMS business to members of the senior AMS management team. The Company is currently engaged in detailed negotiations to sell the ARS business in a single transaction.

The results of businesses held pending sale and discontinued operations are as follows:

	Three months ended June 30,

(In thousands, except per share data)	2006	2005

Revenue	$199,236	$203,485

Operating income	$3,961	$7,291
Income tax provision	1,561	2,881

Income from businesses held pending sale and discontinued operations	$2,400	$4,410

Per diluted share income from businesses held pending sale and discontinued operations	$0.01	$0.01

	Six months ended June 30,

(In thousands, except per share data)	2006	2005

Revenue	$377,434	$362,034

Operating income	$1,389	$6,528
Impairment charge (pretax)	(42,000)	—

Income tax provision (benefit)	(16,487)	2,582

Income (loss) from businesses held pending sale and discontinued operations	$(24,124)	$3,946

Per diluted share income (loss) from businesses held pending sale and discontinued operations	$(0.08)	$0.01

The following table summarizes the activity during the six months ended June 30, 2006 for the remaining liabilities from previously discontinued operations and does not include the liabilities of businesses held pending sale (ARS/AMS).

(In thousands)	Balance at December 31, 2005	Cash Payments or Other	Income/ (Expense)	Balance at June 30, 2006

Remaining liabilities from discontinued operations	$16,036	$2,041	$(1,990)	$15,985

Note 16: In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. As previously disclosed, the U.S. federal tax returns filed by the Company through the 2004 return have already been reviewed by the IRS. The Company paid $5 million primarily in the first quarter of 2006 relating to the resolution of the 2003 and 2004 audits. In the first quarter of 2005, the IRS commenced the audit of the Company’s tax return for 2005 and, in the first quarter of 2006, the IRS commenced the audit of the Company’s tax return for 2006. As with any review of this nature, the outcomes of the IRS examinations are not known at this time.

Note 17: In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (FIN 48). FIN 48 provides guidance on the accounting for and disclosure of tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109. FIN 48 requires that the effects of a tax position be initially recognized when it is “more likely than not” (which is defined as a greater than 50 percent chance) that the position will be sustained upon examination by the taxing authorities. In addition, FIN 48 requires additional disclosures regarding tax positions. FIN 48 is effective beginning January 1, 2007. The Company is presently assessing the impact of FIN 48 to the Company’s consolidated financial position, results of operations and cash flows.

Note 18: The business of the Company is conducted through five operating segments: TruGreen ChemLawn, TruGreen LandCare, Terminix, American Home Shield and Other Operations and Headquarters. The TruGreen ChemLawn segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscape maintenance services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The Other Operations and Headquarters segment includes InStar Services Group, a direct provider of commercial disaster response and reconstruction services as well as the franchised and Company-owned operations of ServiceMaster Clean, Furniture Medic and Merry Maids, which provide disaster restoration, commercial cleaning, carpet and upholstery cleaning, furniture repair and maid services. The Other Operations and Headquarters segment also includes the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. Segment information is presented in the following table.

(In thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Operating Revenue:
TruGreen ChemLawn	$357,430	$357,483	$494,694	$480,819
TruGreen LandCare	118,932	120,300	217,853	219,946
Terminix	307,735	305,616	561,274	553,361
American Home Shield	159,466	144,286	276,396	255,296
Other Operations and Headquarters	81,061	42,942	136,794	84,965

Total Operating Revenue	$1,024,624	$970,627	$1,687,011	$1,594,387

Operating Income (Loss)(1):
TruGreen ChemLawn	$63,798	$70,937	$60,975	$63,630
TruGreen LandCare	(2,589)	(2,334)	(4,407)	(2,635)
Terminix	59,754	57,246	93,216	88,011
American Home Shield	24,465	23,678	33,598	37,951
Other Operations and Headquarters	(5,333)	(12,560)	(17,027)	(23,616)

Total Operating Income	$140,095	$136,967	$166,355	$163,341

(1)	Presented below is a reconciliation of segment operating income to income from continuing operations before income taxes.

(In thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Segment Operating Income	$140,095	$136,967	$166,355	$163,341

Non-operating expense (income):

Interest expense	16,093	14,401	30,523	29,980

Interest and investment income, net	(1,213)	(3,226)	(11,549)	(12,600)

Minority interest and other expense, net	2,074	2,047	4,123	4,093

Income from Continuing Operations before Income Taxes	$123,141	$123,745	$143,258	$141,868

The combined operations of ServiceMaster Clean, InStar and Merry Maids, which are included in the Other Operations and Headquarters segment, comprised approximately eight percent and four percent of the consolidated revenue for the three months ended June 30, 2006 and 2005, respectively, and eight percent and five percent of the consolidated revenue for the six months ended June 30, 2006 and 2005, respectively. These operations comprised approximately nine percent and eight percent of the consolidated operating income, before headquarter overheads and restructuring charges, for the three months ended June 30, 2006 and 2005, respectively, and 13 percent and 11 percent of the consolidated operating income, before headquarter overheads and restructuring charges, for the six months ended June 30, 2006 and 2005, respectively.

(In thousands)	As of June 30, 2006	As of December 31, 2005

Identifiable Assets:
TruGreen ChemLawn	$1,008,200	$885,153
TruGreen LandCare	97,424	92,694
Terminix	883,866	862,270
American Home Shield	565,907	530,486
Other Operations & Headquarters	773,718	658,267

Total Identifiable Assets	$3,329,115	$3,028,870

(In thousands)	As of June 30, 2006	As of June 30, 2005

Capital Employed: (2)
TruGreen ChemLawn	$899,948	$860,508
TruGreen LandCare	42,279	39,887
Terminix	645,985	629,728
American Home Shield	230,808	193,110
American Home Shield without Cash and marketable securities (2)	(73,531)	(81,358)
Other Operations & Headquarters	134,119	197,066

Total Capital Employed	$1,953,139	$1,920,299

(2)

Capital employed is a non-U.S. GAAP measure that is defined as the segment’s total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company’s business segments. The calculation of capital employed for the American Home Shield segment includes approximately $304 million and $274 million of cash and marketable securities at June 30, 2006 and 2005, respectively. The investment income and realized gains/losses on these assets are reported below operating income in non-operating income/expense. In order to facilitate the comparison of return on invested capital for the American Home Shield segment, the Company has also presented capital employed for this segment excluding cash and marketable securities. The negative capital employed balances primarily result from deferred revenue and amounts payable to subcontractors. Presented below is a reconciliation of total segment capital employed to the most comparable U.S. GAAP measure.

(In thousands)	As of June 30, 2006	As of June 30, 2005

Total Assets	$3,329,115	$3,166,424
Less:
Current liabilities, excluding current portion of long-term debt	1,072,705	968,020
Long-term liabilities	303,271	278,105

Total Capital Employed	$1,953,139	$1,920,299

Note 19: In the ordinary course of conducting its business activities, the Company becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability actions and a small number of environmental proceedings. The Company does not expect any of these proceedings to have a material adverse effect on its Consolidated Financial Statements.

The Company’s InStar Services Group (“InStar”) subsidiary has received a federal grand jury subpoena arising from an investigation being conducted by the United States Attorney’s Office in the Southern District of Florida and the Environmental Protection Agency. The investigation relates to potential violations of the Clean Air Act by InStar for actions by that subsidiary prior to its acquisition by the Company on February 28, 2006. The subpoena was received after the Company completed the InStar acquisition.

At this stage, the Company is unable to predict what, if any, actions may be taken by the U.S. Attorney’s Office or the Environmental Protection Agency or to assess what penalties ultimately may be sought or what the collateral consequences of any such actions would be. Nevertheless, it is possible that the federal investigation, any resulting prosecution of InStar and any collateral consequences arising from that prosecution could adversely affect InStar’s on-going business in Florida and elsewhere. InStar is cooperating in the investigation, which may continue for some time. The activities of the subsidiary that gave rise to the investigation ceased upon notice of the investigation and InStar has adopted measures designed to prevent any re-occurrence.

Based upon currently available information about this matter, the Company believes that any disruption to the InStar business arising from the investigation and possible prosecution will not have a material effect on the Company’s financial condition or results of operations.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

BUSINESS OVERVIEW AND OUTLOOK FOR 2006

ServiceMaster (the “Company”) is focusing its efforts in three key areas: (1) Improving the Customer Experience – The Company believes that its single greatest opportunity is to enhance existing customer satisfaction and retention. The Company has implemented programs to capture this opportunity by improving communications with customers, consistency of service quality and problem resolution procedures. (2) Increasing Leverage and Integration – Progress continues to be made on streamlining the basic workings of the Company. As more fully discussed below, the Company launched Project Accelerate in order to improve the effectiveness and efficiency of its functional support areas. The Company believes there are additional opportunities within its branch and regional operations to better leverage the established infrastructure and reap further technology-aided productivity gains. (3) Expanding the Company’s Growth Opportunities – Even though the Company has a strong footprint in many of its businesses, the Company believes there is significant opportunity to grow the business by moving into adjacent and underserved areas through new branches, service or sales satellites or through tuck-in acquisitions, and by continuing to expand its sales channels and methods.

Outlook

For 2006, the Company expects revenue growth to be in the mid-single digit range and that earnings per share from continuing operations before restructuring charges will grow in the low double digits, with a relatively strong fourth quarter providing a good foundation as the Company enters 2007. While existing uncertainties in the general economy reduce visibility somewhat, the Company continues to believe that intensified focus on customer satisfaction and retention, positive effects from the recent InStar acquisition, and increased savings from Project Accelerate and other related cost control efforts will enable it to achieve its earnings forecast for the year.

SECOND QUARTER 2006 COMPARED TO 2005

The Company reported second quarter 2006 revenue of $1.0 billion, a six percent increase compared to 2005. Approximately four percent of the increase in revenue resulted from acquisitions, primarily InStar Services Group (InStar), which was acquired at the end of February 2006. Total diluted earnings per share (i.e., from both continuing operations and businesses held pending sale and discontinued operations) were $.26 compared to $.27 in 2005. Diluted earnings per share from continuing operations were $.25, consistent with 2005. Operating income for the second quarter was $140 million compared to $137 million in the prior year.

The Company has implemented certain organizational changes focused on increasing the speed and intensity of executing its strategic initiatives and accelerating the growth of the Company. In the second quarter, Jonathan P. Ward resigned as Chairman and Chief Executive Officer of the Company and the Company appointed J. Patrick Spainhour to serve as Chairman and Chief Executive Officer. Earlier this year, the Company also launched Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas. Related to these organizational changes, the Company recorded a restructuring charge of $6.3 million in the second quarter of 2006. This charge is reported in the “Restructuring charge” line in the Consolidated Statements of Operations and was recorded in the Other Operations and Headquarters business segment. The Company expects that all charges will be incurred and recognized prior to the end of the year, and should approximate $12 to $13 million in total.

Operating income was favorably impacted by continued favorable trending of prior year insurance claims, lower support costs and savings from Project Accelerate, the first time inclusion of operating profits from the InStar acquisition (modestly accretive after acquisition interest for the second quarter) and improved operating income margins at Terminix (supported by lower material costs and termite damage claim expense). These factors were offset in part by the restructuring charge, lower profits at TruGreen ChemLawn due in part to the timing of lawn care production, which was accelerated into the first quarter this year due to more favorable weather conditions, than had existed in 2005, and increased fuel and health insurance costs throughout the enterprise.

The Company was able to offset unusually rapid increases in fuel, health care and interest costs with its focus on controllable costs. The Company has maintained its momentum in driving down safety-related costs, the impact of which is most prominently manifested in continuing favorable trends of prior year claims. In total, safety-related costs declined approximately $.02 per share for the first six months. Safety-related costs are expected to be relatively flat in the second half of the year, consistent with the very strong results achieved in the comparable period of 2005. The Company believes there is plenty of opportunity for further improvement in this area and is still well short of its long term safety goals.

The Company is on track to meet or exceed the previously anticipated savings from Project Accelerate, an internal, multi-phase restructuring project designed to realign the Company’s cost structure in light of divestitures, create a more effective and efficient functional support structure and provide savings and funds for reinvestment in growth initiatives. The design phase of the project was completed at the end of the first quarter 2006, with implementation staged mostly over the balance of this year. The Company remains confident that it will ultimately realize pretax savings, net of reinvestments, in the $25 million to $35 million range, or $.05 to $.07 per share, to be fully realized in 2008. The Company expects to realize these savings progressively with $.02 per share of net savings in 2006, mostly in the second half of the year, $.04 to $.05 in 2007, and the balance in 2008. Most of these savings will benefit the selling, general and administrative line in the statement of operations, although some savings, such as those from safety and sourcing initiatives, will benefit cost of sales. The Company expects to pay the majority of the restructuring costs by the end of 2006.

With respect to fuel, the Company’s fleet, which consumes roughly 30 million gallons annually, continues to be negatively impacted by significant increases in oil prices. Although the Company hedges approximately two-thirds of its estimated annual fuel usage, fuel costs net of the hedges increased approximately $8 million for the six months. For the full year, if pump prices stay at current levels, the Company expects increased fuel expense over last year of almost $.03 per share. The Company is continuing its efforts to reduce fuel consumption by implementing GPS and routing and scheduling technologies that will help tighten routes and reduce drive times.

Health care costs continue to experience strong inflationary pressures, and this is expected to continue. As previously disclosed, the Company is making an additional investment of approximately $.01 per share in employee health care benefits in 2006 as part of its efforts to further enhance its position as an employer of choice. For the first six months of the year, the Company experienced an increase of approximately $.01 per share in healthcare and related costs, with an incremental impact of $.03 per share expected for the year as a whole.

Sharp increases in short term interest rates have impacted the Company’s businesses at the operating income level by virtue of their effects on floating rate-based fleet and occupancy leases. The Company estimates that the increases in interest rates totaled an incremental $3 million of lease expense in the first half of the year and, at current rates, this would adversely impact full year results by $6 million.

Cost of services rendered and products sold increased seven percent for the second quarter. As a percentage of revenue, these costs increased to 59.7 percent in 2006 from 58.8 percent in 2005, due in part to relatively less labor efficiency in the second quarter resulting from the acceleration of lawn care production into the first quarter this year, increased contract claim costs at American Home Shield due to hotter weather and increased fuel costs throughout the enterprise. Selling and administrative expenses were comparable to prior year levels. As a percentage of revenue, these costs decreased to 25.7 percent in 2006 from 27.0 percent in 2005, primarily reflecting lower support costs and savings from Project Accelerate and a decrease in compensation expense related to an employee deferred compensation trust for which there is a corresponding and offsetting decrease in investment income within non-operating expense/(income).

Net non-operating expenses increased approximately $4 million in the second quarter, primarily reflecting a decline in the market value of investments within the employee deferred compensation trust described above.

Segment Reviews for the Second Quarter 2006 Compared to 2005

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

The TruGreen ChemLawn segment, which provides lawn care services to residential and commercial customers, reported revenues of $357 million, comparable to the prior year. The segment reported operating income of $64 million compared to $71 million in 2005. The second quarter results include a strong increase in revenue from supplemental services and growth from commercial accounts, offset by a decline in residential services revenue. The decline in residential services revenue was partially attributable to differences in the timing of production, with a greater percentage of the year-to-date total accelerated into the first quarter this year due to more favorable weather conditions. In addition, customer counts were three percent below the prior year. The primary challenge impacting customer counts has been declines in telemarketing sales due to the continued expansion of Do Not Call lists and caller ID mechanisms. This has more than offset growth in sales from newer channels, including direct mail and neighborhood programs. As the Company looks to the future, its starting point will have significantly less reliance on telemarketing, which now represents approximately 45 percent of new sales, versus more than 90 percent a few years ago. In addition, the Company believes it can meaningfully expand its recent growth in newer sales channels by increasing its emphasis in these areas, and by better leveraging people expertise and other best practices that exist within the organization. The second quarter decline in operating income was due in part to the previously discussed timing of production, as well as increased fuel prices and health insurance costs. Capital employed in the TruGreen ChemLawn segment increased five percent, primarily reflecting the impact of tuck-in acquisitions.

The TruGreen LandCare segment, which provides landscape maintenance services primarily to commercial customers, reported a one percent decrease in second quarter revenue to $119 million compared to $120 million in 2005, and an operating loss of ($2.6) million compared to ($2.3) million in 2005. Base contract maintenance revenue decreased one percent for the quarter, while revenue from enhancement sales (e.g., add-on services such as seasonal flower plantings, mulching, etc.) was comparable to the prior year. Recent investments in the size, caliber and training of the sales team at TruGreen LandCare have led to an improvement in the relative size and quality of sales proposals issued and outstanding. This, combined with improved retention, is expected to lead to increasing base contract maintenance revenues beginning in the fourth quarter. The increase in the second quarter operating loss reflects the decline in revenue and the impact of increased fuel prices, partially offset by favorable trending of insurance costs. Capital employed in the TruGreen LandCare segment increased six percent.

The Terminix segment, which includes termite and pest control services, reported a one percent increase in second quarter revenue to $308 million, compared to $306 million in 2005. Operating income increased four percent to $60 million compared to $57 million in 2005. Terminix’s overall revenue growth for the second quarter was impacted by offsetting results on the termite side of the business. Improved pricing on termite contract renewals, combined with a shift in product mix, supported growth in termite renewal revenues, despite a modest decline in customer retention. Revenue from initial termite applications (“termite completions”) declined in the second quarter and was adversely impacted by a weak annual termite swarm season in most parts of the country. Despite the weak swarm activity, which the Company believes was an industry-wide phenomenon, the Company did achieve a one percent increase in unit sales of termite completions. Because of the weak swarm, the inflow of sales leads declined significantly in most regions of the country. However, the Company was able to mitigate the lead flow decline through proactive sales efforts and improved training and techniques, resulting in substantially increased sales conversion rates. The Company believes that it has maintained or improved its market share, despite the poor swarm. Second quarter pest control revenue increased four percent, supported by solid growth in both residential and commercial unit sales, improved customer retention and the impact of acquisitions. Terminix achieved solid profit growth despite higher fuel and health insurance costs. This improvement primarily reflects lower termite material costs and reduced termite damage claims expense driven by product and process improvements. Capital employed in the Terminix segment increased three percent, reflecting the impact of tuck-in acquisitions.

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported an 11 percent increase in revenue to $159 million from $144 million in 2005 and a three percent increase in operating income to $24 million. Warranty contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased seven percent for the quarter. A strong, double-digit increase in customer renewals, which are American Home Shield’s largest source of revenue, was supported by a larger base of renewable customers and continued sharp improvements in customer retention. Real estate sales, American Home Shield’s second largest channel that comprises approximately 30 percent of the total annual contracts written, decreased in the second quarter, as home listings and closings were impacted by a weakening home resale market. In July, the Company signed a significant agreement with a large real estate brokerage firm. This agreement is expected to begin generating sales in the fourth quarter. Overall, the Company anticipates significant incremental sales in the first full year of the agreement, or approximately $40 million in annualized revenue. Second quarter sales in the direct to consumer channel declined, resulting from the timing of certain direct mail campaigns, as well as lower response rates on certain programs, with stronger sales expected in the third and fourth quarters. The growth in operating income reflects the impact of the growth in revenue, offset in part by higher contract claim costs resulting from hotter weather this year, as well as incremental planned investments in initiatives to improve service quality and customer retention.

Capital employed in the American Home Shield segment increased 20 percent, primarily reflecting a higher level of cash and marketable securities due to the growth in the business and improved market performance. Capital employed at American Home Shield, which totaled $231 million and $193 million at June 30, 2006 and June 30, 2005, respectively, includes $304 million and $274 million of cash, short-term and long-term marketable securities at those dates. The investment income and realized gains/losses on these assets are reported as non-operating income/expense.

The Other Operations and Headquarters segment includes the operations of ServiceMaster Clean, InStar and Merry Maids as well as the Company’s headquarters functions. Revenue in this segment increased to $81 million from $43 million in 2005. Revenues from InStar (which was acquired on February 28, 2006) were $32 million in the second quarter. The ServiceMaster Clean and Merry Maids franchise operations reported a combined increase in second quarter revenue of 14 percent, driven by continued strong growth in disaster restoration and solid internal growth in residential maid service.

The Other Operations and Headquarters segment operating loss for the quarter was ($5) million compared with ($13) million in 2005. Included in the second quarter 2006 operating loss is the restructuring charge of $6 million. Excluding the restructuring charge, the segment operating loss improved by $14 million in the period reflecting favorable trending of prior year insurance claims, lower support costs and savings from Project Accelerate, lower compensation expense related to the previously discussed deferred employee compensation trust and profits from the first-time inclusion of operating profits from InStar. Capital employed in this segment decreased, primarily reflecting the realization of the annual tax benefit associated with the amortization of tax intangible assets that will continue through 2012.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO 2005

The Company reported revenue of $1.7 billion for the six months ended June 30, 2006, a six percent increase compared to 2005, with approximately two percent of the revenue growth coming from organic sources. Total diluted earnings per share (continuing operations and businesses held pending sale and discontinued operations) were $.21 compared to $.30 in 2005. In the first quarter of 2006, the Company recorded a non-cash charge of $25 million after-tax ($.08 per diluted share) for expected losses on the disposition of certain ARS/AMS properties held pending sale. This charge is included in the loss from businesses held pending sale and discontinued operations.

Diluted earnings per share from continuing operations were $.29, consistent with 2005. Operating income for the six months was $166 million compared to $163 million in the prior year. As more fully described in the second quarter comparison, the six months results for 2006 include a $9.8 million restructuring charge related to organizational changes implemented at the Company. For the six months, the growth in operating income was supported by continued favorable trending of prior year insurance claims, improved profits at Terminix, the first-time inclusion of operating profits from the InStar acquisition and lower support costs and savings from Project Accelerate. These factors were partially offset by the restructuring charge and lower profits in several business segments, which are more fully discussed in the segment reviews.

Cost of services rendered and products sold increased six percent for the six months and increased as a percentage of revenue to 62.0 percent in 2006 from 61.7 percent in 2005, primarily reflecting the impact of fuel and other factor cost increases throughout the enterprise. Selling and administrative expenses increased three percent for the six months. As a percentage of revenue, these costs decreased to 27.2 percent in 2006 from 27.9 percent in 2005, primarily reflecting improved sales labor efficiency at Terminix and lower support costs and savings from Project Accelerate.

Net non-operating expenses increased approximately $1.5 million for the six months, primarily reflecting a decline in the market value of investments within the employee deferred compensation trust.

Key Performance Indicators

The table below presents selected metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators As of June 30,
	2006	2005

TruGreen ChemLawn-
Growth in Full Program Contracts	-3%	2%
Customer Retention Rate	65.4%	66.4%

Terminix -
Growth in Pest Control Customers	3%	4%
Pest Control Customer Retention Rate	77.9%	77.3%

Growth in Termite Customers	-1%	1%
Termite Customer Retention Rate	87.3%	88.0%

American Home Shield -
Growth in Warranty Contracts	2%	5%
Customer Retention Rate	57.9%	55.9%

Segment Reviews for the Six Months Ended June 30, 2006 Compared to 2005

As discussed in the second quarter comparison, the following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements.

For the six months, the TruGreen ChemLawn segment reported a three percent increase in revenue to $495 million compared to $481 million in 2005 and operating income of $61 million compared to $64 million in 2005. The increase in revenue reflects improved price realization, combined with increases in supplemental services and commercial revenues. Year-to-date, the Company has realized a two to three percent increase in average prices and is selectively targeting opportunities to further improve price realization in the second half of the year. Partially offsetting these sources of growth was a three percent reduction in customer counts that primarily resulted from a net reduction in new sales. During the first half of 2006, sales from direct mail and other channels increased seven percent; however this growth was more than offset by a sharp decline in telemarketing sales. Customer retention for the rolling, twelve months ended June 30 declined 100 basis points; however this is a sharp improvement from the 250 basis point decrease that existed at the end of the first quarter. The Company remains confident that it will end the year with net gains in customer retention. Over the last thirteen weeks, customer cancellations have been less than prior year levels, with customers responding favorably to the Company’s expanded retention efforts. These include comprehensive annual lawn quality assessments, faster response standards and satisfaction follow-up calls on all re-services, and improved customer communication and problem resolution procedures. Operating income results for the six months were adversely impacted by substantially higher fuel prices and health insurance costs.

The TruGreen LandCare segment reported a one percent decrease in revenue for the six months to $218 million compared to $220 million in 2005, and an operating loss of ($4.4) million compared to ($2.6) million in 2005. The decline in revenue for the first half of the year resulted from a $7 million decrease in first quarter snow removal service revenue, offset in part by increased enhancement revenue and a comparable level of base contract maintenance revenue. Delays in the timing of new contract maintenance sales relative to the Company’s original goals also contributed to the decline in revenue. These factors offset the positive effects of an improvement in customer retention and the growth in enhancement revenue. The increase in the six month operating loss was primarily a result of a lower level of high margin first quarter snow removal revenue. Operating income from first quarter snow removal decreased approximately $4 million in 2006.

Revenue for the six months in the Terminix segment increased one percent to $561 million compared to $553 million in 2005. Operating income increased six percent to $93 million compared to $88 million in 2005. As discussed in the second quarter comparison, this segment’s overall revenue growth for the six months was affected by offsetting results on the termite side of the business. Solid growth in termite renewal revenues resulted from improved pricing, offset in part by a 70 basis point decline in customer retention. The growth in termite renewal revenue, however, was more than offset by the impact of a weak annual termite swarm. The Company also experienced an additional shift in mix from bait to lower priced liquid applications. An important factor to note is that while the Company realizes less revenue and profit from a liquid job in the first year, the average lifetime profitability of a liquid and bait customer are closely aligned. Pest control revenue increased four percent, supported by improving momentum in residential sales and good commercial growth, as well as the impact of acquisitions. Pest control customer retention increased 60 basis points and additional gains are expected in the second half of the year. The growth in operating income primarily reflects continued favorable trends in termite damage claims expense resulting from product and process improvements, improved sales labor productivity and lower termite material costs, offset in part by higher fuel prices and health insurance costs. In the first quarter of 2006, Terminix recorded a $2 million provision for costs associated with site remediation at two locations. In the first six months of 2005, Terminix recorded approximately $5 million of incremental damage claim expense due to a correction in estimating prior years’ termite damage claim reserves.

The American Home Shield segment reported an eight percent increase in revenue for the six months to $276 million from $255 million in 2005 and a decrease in operating income to $34 million from $38 million in 2005. Warranty contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased five percent for the six months. Much stronger growth in warranty contract sales is anticipated in subsequent quarters, fueled in part by the increases in real estate sales driven by the new brokerage agreement, as well as increased consumer sales resulting from the timing of direct mail programs. For the six months, strong growth in customer renewals resulted from a larger base of renewable customers and a 200 basis point improvement in customer retention. The Company is targeting further retention improvements, and continues to invest in various service and customer satisfaction initiatives toward that end. Sales from the real estate channel declined four percent in the first six months as home listings and closings were impacted by a weakening home resale market, which was particularly acute in California and several other states where the Company has a major presence. Longer term, the Company believes this channel provides a significant opportunity to expand its geographic presence and increase what is still a relatively low, industry-wide household penetration rate. As such, the Company continues to invest in an expanded real estate sales force and related marketing support, particularly in locations that are currently under-penetrated. Sales in the direct to consumer channel declined due to the timing of certain direct mail campaigns and lower response rates on certain programs. The decrease in operating income reflects higher contract claim costs resulting from hotter weather this year and incremental planned investments in sales force expansion, market penetration and customer retention initiatives.

The Other Operations and Headquarters segment reported revenue of $137 million for the six months, compared to $85 million in 2005. The 2006 figure includes $43 million of revenue from InStar (acquired on February 28, 2006) for the four month period since closing. On a combined basis, the ServiceMaster Clean and Merry Maids franchise operations achieved a 10 percent increase in revenue for the six months. The Other Operations and Headquarters segment operating loss for the six months was ($17) million compared to a loss of ($24) million in 2005. Included in the six month 2006 operating loss is the restructuring charge of $10 million. Excluding the restructuring charge, the segment operating loss improved by $17 million, primarily reflecting favorable trending of prior year insurance claims, the first-time inclusion of profits from the InStar acquisition and lower support costs and savings from Project Accelerate.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities

Net cash provided from operating activities from continuing operations for the six months was $96 million, compared to $9 million used for operating activities in the prior year. The increase in cash provided from operating activities from continuing operations primarily reflects the $132 million tax payment made in 2005 relating to the 2005 IRS agreement. In February 2006, the IRS concluded the 2003 and 2004 audits of the Company’s tax returns and during the six months ended June 30, 2006, the Company made a payment of $5 million to the IRS and various states. Excluding the impact of these two tax items, six month cash provided from operating activities from continuing operations decreased $21 million, resulting primarily from higher working capital requirements associated with the InStar business, during periods of rapid growth, as well as the timing of certain insurance and tax payments.

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

Cash Flows from Investing Activities

Capital expenditures increased over the prior year and included recurring capital needs and information technology projects. The Company anticipates approximately $50 million of capital expenditures in 2006, reflecting investments in information systems and productivity enhancing operating systems. The Company has no material capital commitments at this time.

Acquisitions for the six months ended June 30, 2006 totaled $116 million, compared with $24 million in 2005. This increase reflects the acquisition of InStar, a leading direct provider of commercial disaster response and reconstruction services, for approximately $85 million of cash. Consideration paid for tuck-in acquisitions in lawn care and pest control consisted of cash payments, seller financed notes and Company stock. The Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen ChemLawn.

Cash Flows from Financing Activities

Cash dividends paid to shareholders totaled $64 million or $.22 per share for the six months ended June 30, 2006. In August 2006, the Company announced the declaration of a cash dividend of $.12 per share, payable on August 31, 2006 to shareholders of record on August 14, 2006. This represents a nine percent increase from the $.11 per share paid in last year’s third quarter. While dividends are authorized and declared on a quarterly basis, similar rates of increase over the prior year are currently anticipated for subsequent quarters as well, reflecting management’s confidence in the Company’s earnings growth prospects and the underlying strength of its cash flows. The timing and amount of future dividend increases are at the discretion of the Board of Directors and will depend, among other things, on the Company’s capital structure objectives and cash requirements at that time.

In February 2006, the Board of Directors authorized $250 million for share repurchases. This authorization replaced the unused portion ($30 million at December 31, 2005) from the previous authorization approved in July 2000. The Company completed approximately $44 million in share repurchases in the six months ended June 30, 2006, at an average price of $12.72 per share. There remains approximately $206 million available for repurchases under the February 2006 authorization. In August 2006, the Company announced its intention to increase its targeted share repurchases for the second half of the year to over $100 million, more than double the amount previously anticipated for that period. When combined with first half activity, this would result in approximately $150 million of total share repurchases for 2006. The actual level of future share repurchases will depend on various factors, including the Company’s commitment to maintain an investment grade credit rating and other strategic investment opportunities.

Liquidity

Cash and short and long-term marketable securities totaled approximately $389 million at June 30, 2006, compared with $367 million at December 31, 2005. Approximately $381 million of the 2006 amount is effectively required to support regulatory requirements at American Home Shield and for other purposes. Total debt was $804 million at June 30, 2006, approximately $146 million more than the amount at December 31, 2005. This increase reflects funding for normal seasonal working capital needs and the first quarter acquisition of InStar for approximately $85 million.

Approximately 64 percent of the Company’s debt matures beyond five years and 53 percent beyond fifteen years. The Company’s next significant debt maturity is not until August, 2007.

Management believes that funds generated from operating activities and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company. The Company maintains a revolving credit facility of $500 million. As of June 30, 2006, the Company had $105 million of borrowings outstanding under this facility and had issued approximately $147 million of letters of credit, resulting in unused commitments of approximately $248 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. During the six month period ended June 30, 2006, there were no receivables sold to third parties under this agreement.

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

Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At June 30, 2006, the Company was in compliance with the covenants related to these debt agreements and, based on its operating outlook for the remainder of 2006, expects to be able to maintain compliance in the future. The Company does not have any debt agreements that contain put rights or provide for an acceleration of maturity as a result of a change in credit rating.

The Company maintains two lease facilities with banks totaling $68 million which provide for the acquisition and development of branch properties to be leased by the Company. At June 30, 2006, there was approximately $68 million funded under both of these facilities. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of June 30, 2006 and December 31, 2005. The balance of the funded amount has been treated as operating leases. Approximately $15 million of the available facility expires in January 2008 and the remaining $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At June 30, 2006, the Company’s residual value guarantee related to the leased assets totaled $56 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.8 million) in the Consolidated Statements of Financial Position.

The majority of the Company’s fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At June 30, 2006, there was approximately $264 million of residual value relating to the Company’s fleet and equipment leases. The fair value guarantee of the assets under the leases is expected to fully mitigate the Company’s obligations under the agreements. At June 30, 2006 the Company has recorded the estimated fair value of this guarantee (approximately $1.0 million) in the Consolidated Statements of Financial Position.

The Company’s 2005 Annual Report included disclosure of the Company’s contractual obligations and commitments as of December 31, 2005. The Company continues to make the contractually required payments and therefore, the 2006 obligations and commitments as listed in the December 31, 2005 Annual Report have been reduced by the required payments. There were no significant additions to the Company’s obligations during the six months ended June 30, 2006. Subsequent to June 30, 2006, the Company signed a marketing agreement that contains future commitments of approximately $14 million.

Financial Position

Receivables increased from year-end levels, reflecting the acquisition of InStar and an increase in American Home Shield customers paying on account.  Inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses and other assets increased from year-end primarily reflecting preseason advertising costs at TruGreen ChemLawn and Terminix as well as costs of annual repair and maintenance procedures that are performed in the first quarter at TruGreen ChemLawn. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end. Deferred customer acquisition costs increased, reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. These direct and incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the calendar year-end. The Company capitalizes sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale.

Property and equipment increased from year-end levels primarily reflecting the InStar acquisition. The Company does not have any material capital commitments at this time.

The increase in accounts payable from year-end levels reflects the acquisition of InStar as well as seasonality and growth at several of the business units. Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments recorded in the first quarter (pre-season) at TruGreen ChemLawn. Payroll and related expenses have decreased from year end levels reflecting incentive compensation payments related to 2005 performance that had been accrued at year-end and paid in 2006.

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

Total shareholders’ equity was approximately $1.0 billion at June 30, 2006, slightly less than the balance at December 31, 2005. The slight decrease reflects operating profits in the business offset by the impairment loss on certain ARS/AMS properties held pending sale, cash dividend payments and share repurchases.

Under federal tax rules, dividends are considered taxable only when paid out of current or accumulated earnings and profits as defined under federal tax laws. As a result of its December 1997 reincorporation, the Company only began generating corporate earnings and profits for tax purposes in 1998. Since 1998, earnings and profits for tax purposes have been reduced by dividend payments, amortization of intangible assets for tax reporting, deductions relating to business closures and the timing of certain other tax-related items. The Company currently expects that approximately 30 percent of its 2006 dividends on common stock will be taxable as dividend income for federal income tax purposes. This is lower than the 2005 dividend taxability of 87 percent, as well as the prior estimate for 2006, primarily due to one-time effects of the pending dispositions of American Residential Services and American Mechanical Services. The 2006 estimate is subject to change, based on the outcome of these transactions and future events. Any portion of the dividend that is not taxable would be treated as a return of capital and would generally be applied to reduce the cost basis of the shares. The Company currently expects its dividend taxability to exceed 90 percent in 2007.

BUSINESSES HELD PENDING SALE AND DISCONTINUED OPERATIONS

Revenues from the combined American Residential Services (ARS) and American Mechanical Services (AMS) businesses held pending sale decreased two percent in the second quarter and increased four percent for the six months. During the first quarter, the Company recorded a $(25) million after-tax impairment charge for expected losses on the disposition of certain ARS/AMS properties held pending for sale. Excluding the first quarter charge, the after-tax operating income of $2 million in the second quarter and $1 million for the six months reflected a modest improvement in operating results at ARS/AMS, offset by the establishment of an accrual for certain litigation in the second quarter and the resolution of a claim related to a business sold in prior years which impacted first quarter results.

The assets and liabilities related to businesses held pending sale and discontinued operations have been classified in separate captions in the Condensed Consolidated Statements of Financial Position. Assets from businesses held pending sale and discontinued operations have declined from year-end levels resulting from the provision for expected losses on the disposition of certain ARS/AMS properties. The liabilities from businesses held pending sale represent payables and other current obligations and accruals of the ARS and AMS businesses as well as obligations related to long-term self-insurance claims of businesses previously discontinued.

Subsequent to June 30, 2006, the Company completed sales of the AMS businesses to members of the senior AMS management team. The Company is currently engaged in detailed negotiations to sell the ARS business in a single transaction.

Forward-Looking Statements

The Company’s Form 10-Q filing contains or incorporates by reference statements concerning future results and other matters that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that these forward-looking statements, which look forward in time and include everything other than historical information, be subject to the safe harbors created by such legislation. The Company notes that these forward-looking statements involve risks and uncertainties that could affect its results of operations, financial condition or cash flows. Factors that could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following (among others): the successful transition of a new Chairman and CEO,  weather conditions that affect the demand for the Company’s services; changes in the source and intensity of competition in the markets served by the Company; labor shortages or increases in wage rates; unexpected increases in operating costs, such as higher insurance premiums, self insurance and health care claim costs; higher fuel prices; changes in the types or mix of the Company’s service offerings or products; increased governmental regulation, including telemarketing and environmental restrictions; general economic conditions in the United States, especially as they may affect home sales or consumer spending levels; time, expenses and cash flows associated with integrating, selling, or winding down businesses; and other factors described from time to time in documents filed by the Company with the Securities and Exchange Commission.

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

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88 percent on the notional amount. The impact of these swap transactions was to convert $165 million of the Company’s debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR (8.9 percent average rate during the six months ended June 30, 2006).

The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is not material to its overall results of operations. On a gross basis, the Company’s adverse exposure to rising interest rates principally relates to interest payments on floating rate debt ($322 million at June 30, 2006) and payments on operating leases that are tied to floating interest rates. These operating leases consist of approximately $68 million of funding outstanding under the Company’s real estate operating lease facilities as well as fleet and equipment operating leases (approximately $264 million in residual value). The Company’s exposure to interest expense based on floating rates is partially offset on a net basis by floating rate investment income earned on its cash and marketable securities balances. The Company estimates that on a net basis, each one percentage point change in interest rates would result in a change of less than $.01 per share on an annual basis.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company’s credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at June 30, 2006, a one rating category improvement in the Company’s credit ratings would reduce pretax annual expense by approximately $0.5 million. A one rating category reduction in the Company’s credit ratings would increase pretax expense on an annualized basis by approximately $0.9 million.

The following table summarizes information about the Company’s fixed rate debt as of December 31, 2005, including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company’s fixed rate debt was approximately $491 million at December 31, 2005.

	Expected Maturity Date
						There- after
(In millions)	2006	2007	2008	2009	2010		Total

Fixed rate debt	$19	$61	$12	$25	$8	$359	$484
Avg. rate	5.7%	7.1%	7.1%	7.8%	7.9%	7.5%	7.4%

As previously discussed, the Company has entered into interest rate swap agreements, the impact of which was to convert $165 million of the Company’s 2009 maturity debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR.

CONTROLS AND PROCEDURES

The Company’s Chairman and Chief Executive Officer, J. Patrick Spainhour, and the Company’s President and Chief Financial Officer, Ernest J. Mrozek, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.

The Company’s disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of the Company in Downers Grove, Illinois. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Messrs. Spainhour and Mrozek have concluded that both the design and operation of the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The Company’s InStar Services Group (“InStar”) subsidiary has received a federal grand jury subpoena arising from an investigation being conducted by the United States Attorney’s Office in the Southern District of Florida and the Environmental Protection Agency. The investigation relates to potential violations of the Clean Air Act by InStar for actions by that subsidiary prior to its acquisition by the Company on February 28, 2006. The subpoena was received after the Company completed the InStar acquisition.

At this stage, the Company is unable to predict what, if any, actions may be taken by the U.S. Attorney’s Office or the Environmental Protection Agency or to assess what penalties ultimately may be sought or what the collateral consequences of any such actions would be. Nevertheless, it is possible that the federal investigation, any resulting prosecution of InStar and any collateral consequences arising from that prosecution could adversely affect InStar’s on-going business in Florida and elsewhere. InStar is cooperating in the investigation, which may continue for some time. The activities of the subsidiary that gave rise to the investigation ceased upon notice of the investigation and InStar has adopted measures designed to prevent any re-occurrence.

Based upon currently available information about this matter, the Company believes that any disruption to the InStar business arising from the investigation and possible prosecution will not have a material effect on the Company’s financial condition or results of operations.

Item 1A: Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2005 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases:

In February 2006, the Board of Directors authorized $250 million for share repurchases. This authorization replaces the unused portion ($30 million at December 31, 2005) from the previous authorization approved in July 2000. The following table summarizes the Company’s common stock share repurchases for the three months ended June 30, 2006 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as the Company’s commitment to maintain investment grade credit ratings and other strategic investment opportunities.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan

April 1, 2006 through
April 30, 2006	—	$—	—	$206,000,000

May 1, 2006 through
May 31, 2006	—	$—	—	$206,000,000

June 1, 2006 through
June 30, 2006	—	$—	—	$206,000,000

Total	—	$—	—

Item 4: Submission of Matters to a Vote of Security Holders

(a)	The Company’s 2006 Annual Meeting of Shareholders (“Annual Meeting”) was held on May 5, 2006 in Chicago, Illinois.

(b)	The following persons were elected as Class of 2009 directors:

Name	Votes For	Votes Withheld	Broker Non-Votes

Eileen A. Kamerick	254,237,770	3,833,247	N/A
J. Patrick Spainhour	253,890,088	4,180,929	N/A
David K. Wessner	252,598,755	5,472,262	N/A

No votes were cast for any other nominee for director. The Class of 2007 continuing in office is: Brian Griffiths, Sidney E. Harris, James D. McLennan and Coleman H. Peterson. The Class of 2008 continuing in office is: Roberto R. Herencia, Louis J. Giuliano and Betty Jane Hess.

(c)	The shareholders voted on four other proposals at the Annual Meeting. The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Votes Abstained	Broker Non-Votes

Proposal to approve the Corporate Performance Plan	242,308,958	13,147,501	2,614,557	N/A

Ratification of Deloitte & Touche LLP as registered public accounting firm	253,619,470	1,912,729	2,538,816	N/A

Proposal regarding annual election of directors	165,828,449	21,515,821	5,653,923	65,072,823

Proposal regarding report on use of lawncare pesticides	17,602,084	175,446,918	17,645,519	47,376,495

Item 6: Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) or 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) or 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2006
THE SERVICEMASTER COMPANY
(Registrant)

	By:	/s/ Ernest J. Mrozek

Ernest J. Mrozek
President and Chief Financial Officer