Form 10-Q
period 2006-09-30
SERVICEMASTER CO
filed 2006-11-09
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-14762

THE SERVICEMASTER COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-3858106

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3250 Lacey Road, Ste. 600, Downers Grove, Illinois ¡ 60515-1700
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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 287,000,000 shares of common stock on October 31, 2006.

PART I. FINANCIAL INFORMATION
THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating Revenue	$971,436	$925,492	$2,658,447	$2,519,879

Operating Costs and Expenses:
Cost of services rendered and products sold	599,102	562,919	1,645,634	1,547,114
Selling and administrative expenses	258,235	237,284	717,111	681,652
Amortization expense	3,116	1,443	8,526	3,926
Restructuring charges	855	—	10,693	—

Total operating costs and expenses	861,308	801,646	2,381,964	2,232,692

Operating Income	110,128	123,846	276,483	287,187

Non-operating Expense (Income):
Interest expense	16,081	13,749	46,604	43,729
Interest and investment income, net	(7,136)	(5,516)	(18,685)	(18,116)
Minority interest and other expense, net	2,066	2,080	6,189	6,173

Income from Continuing Operations before Income Taxes	99,117	113,533	242,375	255,401
Provision for income taxes	37,619	43,361	93,920	98,802

Income from Continuing Operations	61,498	70,172	148,455	156,599

Income (loss) from discontinued operations, net of income taxes	6,472	11,415	(17,652)	15,361

Net Income	$67,970	$81,587	$130,803	$171,960

Per Share:
Basic Earnings Per Share:
Income from continuing operations	$0.21	$0.24	$0.51	$0.54

Income (loss) from discontinued operations	0.02	0.04	(0.06)	0.05

Basic earnings per share	$0.24	$0.28	$0.45	$0.59

Shares	288,826	291,474	290,364	291,426

Diluted Earnings Per Share:
Income from continuing operations	$0.21	$0.23	$0.51	$0.52

Income (loss) from discontinued operations	0.02	0.04	(0.06)	0.05

Diluted earnings per share	$0.23	$0.27	$0.45	$0.57

Shares	297,493	305,239	300,000	305,250

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Financial Position (Unaudited)
(In thousands, except per share data)

	As of September 30,	As of December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$223,960	$114,508
Marketable securities	109,261	104,807
Receivables, less allowance of $23,124 and $17,702, respectively	469,208	309,567
Inventories	69,721	60,331
Prepaid expenses and other assets	38,943	23,948
Deferred customer acquisition costs	43,329	40,402
Deferred taxes	25,929	35,050
Assets of discontinued operations	4,896	135,100

Total Current Assets	985,247	823,713

Property and Equipment:
At cost	413,966	364,503
Less: accumulated depreciation	(239,904)	(202,676)

Net property and equipment	174,062	161,827

Other Assets:
Goodwill	1,618,005	1,548,070
Intangible assets, primarily trade names, net	246,978	230,343
Notes receivable	29,036	30,941
Long-term marketable securities	160,325	147,332
Other assets	38,668	9,304
Assets of discontinued operations	—	77,340

Total Assets	$3,252,321	$3,028,870

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$110,066	$91,625
Accrued liabilities:
Payroll and related expenses	98,515	103,028
Self-insured claims and related expenses	91,008	93,047
Income taxes payable	45,838	30,730
Other	94,345	87,984
Deferred revenues	444,426	432,741
Liabilities of discontinued operations	13,607	97,294
Current portion of long-term debt	20,689	19,222

Total Current Liabilities	918,494	955,671

Long-Term Debt	852,676	638,928

Long-Term Liabilities:
Deferred taxes	166,234	113,300
Liabilities of discontinued operations	8,269	10,130
Other long-term obligations	164,143	156,201

Total Long-Term Liabilities	338,646	279,631

Minority Interest	100,000	100,000

Commitments and Contingencies

Shareholders’ Equity:
Common stock $0.01 par value, authorized 1,000,000 shares; issued 323,103 and 321,338 shares, respectively	3,231	3,213
Additional paid-in capital	1,134,126	1,117,388
Retained earnings	314,987	282,993
Accumulated other comprehensive income	6,345	7,197
Restricted stock (unearned compensation)	—	(14,438)
Treasury stock	(416,184)	(341,713)

Total Shareholders’ Equity	1,042,505	1,054,640

Total Liabilities and Shareholders’ Equity	$3,252,321	$3,028,870

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2005

Cash and Cash Equivalents at January 1	$114,508	$256,626

Cash Flows from Operating Activities from Continuing Operations:
Net Income	130,803	171,960
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (income) from discontinued operations	17,652	(15,361)
Depreciation expense	34,981	33,099
Amortization expense	8,526	3,926

Change in working capital, net of acquisitions:
Receivables	(103,363)	(86,972)
Inventories and other current assets	(24,250)	(25,409)
Accounts payable	13,163	31,194
Deferred revenues	4,701	(1,644)
Accrued liabilities	(11,300)	24,400
Change in tax accounts:
Current and deferred income taxes	78,099	93,459
Resolution of income tax audits	(4,907)	(131,146)
Other, net	12,232	8,862

Net Cash Provided from Operating Activities from Continuing Operations	156,337	106,368

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(38,107)	(32,722)
Sale of equipment and other assets	1,389	2,044
Business acquisitions, net of cash acquired	(134,465)	(27,342)
Notes receivable, financial investments and securities	(13,529)	(13,492)

Net Cash Used for Investing Activities from Continuing Operations	(184,712)	(71,512)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,038,151	108,299
Payments of debt	(836,965)	(157,371)
Purchase of ServiceMaster stock	(86,053)	(51,305)
Shareholders’ dividends	(98,809)	(96,118)
Proceeds from employee share plans	23,327	25,040

Net Cash Provided from (Used for) Financing Activities from Continuing Operations	39,651	(171,455)

Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	(13,415)	5,167
Cash provided from (used for) investing activities, including proceeds from sale of businesses	111,591	(2,548)

Net Cash Provided from Discontinued Operations	98,176	2,619

Cash Increase (Decrease) During the Period	109,452	(133,980)

Cash and Cash Equivalents at September 30	$223,960	$122,646

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: The condensed consolidated financial statements include the accounts of The ServiceMaster Company and its subsidiaries, collectively referred to as the “Company”. Intercompany transactions and balances have been eliminated in consolidation. The financial results as well as the assets and liabilities related to American Residential Services and American Mechanical Services have been classified as discontinued operations in all periods.

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

Note 3: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end, although the policy discussed below related to revenue from commercial disaster response and reconstruction projects has been added as a result of the acquisition in February 2006 of InStar Services Group (InStar). Revenues from lawn care and pest control services and liquid and fumigation termite applications are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon agreed monthly contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite eradication services using baiting systems, as well as home warranty services, frequently are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (i.e., the proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenue from the Company’s commercial disaster response and reconstruction projects are recognized using the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The Company has franchise agreements in its TruGreen ChemLawn, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchised revenue (which in the aggregate represents approximately three percent of consolidated revenue) consists principally of monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations comprised 10 percent and eight percent of the consolidated operating income, before headquarter overhead and restructuring charges, for the three months ended September 30, 2006 and 2005, respectively. In addition, these franchised profits comprised 10 percent of the consolidated operating income, before headquarter overhead and restructuring charges, for the nine months ended September 30, 2006 and 2005. The portion of total franchise fee income related to initial fees received from the sale of a franchise was immaterial to the Company’s consolidated financial statements for all periods.

The Company had $444 million and $433 million of deferred revenue at September 30, 2006 and December 31, 2005, respectively, which consist primarily of payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs emerge, such as when the services are performed or claims are incurred.

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

The cost of direct-response advertising at Terminix and TruGreen ChemLawn, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits.

The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ materially from the actual results. Disclosures in the 2005 Annual Report presented the significant areas that require the use of management’s estimates and discussed how management formed its judgments. The areas discussed included the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; income tax liabilities and deferred tax accounts; useful lives for depreciation and amortization expense; and the valuation of tangible and intangible assets. There have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates, other than the area of work-in-process for commercial disaster response and reconstruction projects which has been added as a result of the February 2006 acquisition of InStar. The estimated percentage of completion on a particular project is based on several factors including the contract value, the total expected costs to complete the project, historical returns and margins on comparable projects, and the mix and type of labor and equipment required to complete the project.

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

Related to these organizational changes, the Company recorded restructuring charges of $0.9 million in the third quarter of 2006 and $10.7 million for the nine months ended September 30, 2006. The nine month charges included severance ($4.4 million for the former Chief Executive Officer and $3.2 million for other individuals) and third-party professional fees and expenses ($3.1 million) directly related to implementing the organizational changes. These charges are reported in the “Restructuring charges” line in the Consolidated Statements of Operations and were recorded in the Other Operations and Headquarters business segment.

On October 30, 2006, The ServiceMaster Company announced a plan to consolidate its corporate headquarters into its operations center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. The transition to Memphis is targeted to be completed by July 2007. The Board of Directors of the Company approved the action on October 27, 2006.

The Company’s operating business units and leadership are already headquartered in Memphis and currently employ over 2,300 individuals. A number of company-wide support functions are also already located there, and are included in that employment total. The Downers Grove, Illinois office currently employs approximately 170 individuals, virtually all of which will be impacted by the decision to consolidate headquarters. The Downers Grove functions affected by the consolidation include corporate accounting, treasury and finance, tax, and portions of the legal, information technology, marketing, and mergers and acquisitions functions. The Company believes the consolidation of Downers Grove support functions and positions with operating unit leadership in Memphis will improve the speed and effectiveness of communications and decision-making. The relocation to Memphis is targeted to be completed by July 2007.

In connection with the consolidation plan, the Company expects to incur incremental costs in the range of $25 to $30 million over the next nine months. Such costs include employee retention and severance costs of approximately $16 to $19 million, lease termination costs of approximately $5 million, and employee relocation, recruiting and training costs of approximately $4 to $6 million. Almost all such costs will be cash expenditures. In accordance with GAAP, the Company expects to recognize approximately $10 million of these charges in the fourth quarter of 2006, with the remaining charges being recognized in fiscal 2007.

In addition to the charges noted above, the Company expects to incur certain other cash charges throughout the consolidation process. These additional charges include training of replacement employees, the costs related to headcount overlap during a transitional training period, and temporary employee staffing, should the need arise. While the estimate of these costs, in total, is not yet final, the Company currently expects that it will incur approximately $3 million of pre-tax costs during the first half of 2007 related to these factors.

In connection with the consolidation, the Company expects to realize reductions in travel and rent costs of approximately $3 to $4 million per year, with full realization of these annual savings beginning in 2008. Additionally, savings are expected to be realized from State and Local tax incentives, the net present value of which is comparable to the costs of the consolidation. These incentives are expected to be realized over a period of 8 to 20 years, depending on their type.

Note 6: In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Such circumstances could include actual earnings being significantly below management’s estimates. The Company’s annual assessment date is October 1.

On February 28, 2006, the Company acquired InStar, a leading provider of commercial disaster response and reconstruction services for approximately $85 million in cash. The results of InStar’s operations have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price was allocated to the underlying net assets acquired, consisting primarily of trade receivables, project costs in excess of billings and accounts payable and accrued expenses. In addition, the Company allocated $20 million to customer relationships, project backlog and other intangible assets that have a weighted-average useful life of approximately five years. The Company recorded $33 million of goodwill. None of the goodwill, customer relationships project backlog or other intangible assets is expected to be deductible for tax purposes. In determining this preliminary allocation of purchase price, the Company utilized the services of third-party valuation experts. The allocation of purchase price is substantially complete. Pending receipt of additional information regarding the fair value of certain pre-acquisition contingencies, the Company expects to finalize the purchase price allocation by the end of the first quarter of 2007. The remaining increase in goodwill and intangible assets relates to tuck-in acquisitions completed throughout the first nine months primarily by Terminix and TruGreen ChemLawn.

The table below summarizes the goodwill and intangible asset activity and balances:

(In thousands)	As of			As of
	December 31,			September 30,
	2005	Additions	Amortization	2006

Non-amortizable Assets:
Goodwill	$1,548,070	$69,935	$—	$1,618,005
Trade names & other	215,493	—	—	215,493

Amortizable Assets:
Other intangible assets	49,981	25,161	—	75,142
Accumulated amortization(1)	(35,131)	—	(8,526)	(43,657)

Net other intangibles	14,850	25,161	(8,526)	31,485

Total	$1,778,413	$95,096	$(8,526)	$1,864,983

(1) Expected amortization expense for 2006 of approximately $11 million is expected to decline by $1.7 million annually over the next five years.

The table below presents, by segment, the goodwill that is not subject to amortization:

(In thousands)	As of	As of
	September 30,	December 31,
	2006	2005

TruGreen ChemLawn	$726,899	$700,029
Terminix	668,564	661,166
American Home Shield	85,378	85,526
Other Operations & Headquarters	137,164	101,349

Total	$1,618,005	$1,548,070

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

(In thousands, except per share data)	Three Months			Three Months
	Ended Sept. 30, 2006			Ended Sept. 30, 2005

Continuing Operations:	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per share	$61,498	288,826	$0.21	$70,172	291,474	$0.24
Effect of dilutive securities, net of tax:
Options & SARS		667			5,765
Convertible securities	1,241	8,000		1,178	8,000

Diluted earnings per share	$62,739	297,493	$0.21	$71,350	305,239	$0.23

(In thousands, except per share data)	Nine Months			Nine Months
	Ended Sept. 30, 2006			Ended Sept. 30, 2005

Continuing Operations:	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per share	$148,455	290,364	$0.51	$156,599	291,426	$0.54
Effect of dilutive securities, net of tax:
Options & SARS		1,636			5,824
Convertible securities	3,675	8,000		3,534	8,000

Diluted earnings per share	$152,130	300,000	$0.51	$160,133	305,250	$0.52

Note 8: The Company maintains a shareholder approved incentive plan that allows for the issuance of equity-based compensation awards, including stock options, stock appreciation rights, share grants and restricted stock awards. The Company uses treasury stock and newly issued stock to satisfy equity-based compensation awards. As of September 30, 2006, there were approximately 32 million Company shares available for issuance upon the exercise of outstanding employee stock options and stock appreciation rights and for future grants. Also, as of September 30, 2006, there was approximately $20 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. That cost is expected to be recognized primarily over the next four years.

Note 9: The Company’s stock options and stock appreciation rights, collectively “option(s)”, are issued at a price not less than the fair market value on the grant date and expire within 10 years of the grant date. Certain options may permit the holder to pay the option exercise price by tendering Company shares that have been owned by the holder without restriction for an extended period. Options generally vest over a five year period.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) requires that stock options and share grants be recorded at fair value and this value is recognized as compensation expense over the vesting period. SFAS 123(R) requires that compensation expense be recorded for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the adoption of SFAS 123(R). The Company has adopted the provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective method which requires application of the rule after January 1, 2006.

Prior to adopting SFAS 123(R), and beginning in 2003, the Company was using the “Prospective Method” as permitted under SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, which required the Company to expense the fair value of new employee option grants awarded subsequent to 2002. Related to the unvested option awards granted prior to 2003, the adoption of SFAS 123(R) in 2006 resulted in incremental compensation expense for the nine months ended September 30, 2006 of approximately $2.4 million pretax, $1.4 million after-tax. For the full year 2006, the Company expects the total incremental compensation expense related to adopting SFAS 123(R) to be approximately $3.0 million pretax, or $1.8 million after-tax. Also, effective January 1, 2006, the Company reclassified within Shareholders’ Equity the $14.4 million balance of “Restricted stock (unearned compensation)” to “Additional paid-in capital.”

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

The Company uses a lattice-based option valuation model to value its option awards. Under a lattice-based model, expected volatilities are based on a term structure of implied volatilities from traded options on the Company’s stock and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The range of risk-free rates for periods within the contractual life of the options is based on the U.S. Treasury forward curve rate using a term structure. Options granted to employees during the nine months ended September 30, 2006 and 2005 had a weighted average fair value of $2.52 and $2.80, respectively. The following assumptions were used for options awarded during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,

	2006	2005

Expected volatility	17.9% - 42.1%	27.66% - 47.56%
Weighted-average volatility	19.00%	28.24%
Expected dividends	3.00%	3.41%
Expected term (in years)	9	6
Risk-free rate	4.39% - 4.64%	2.98% - 4.65%
Weighted-average risk-free rate	4.54%	4.06%

The following table presents the proforma impact on continuing operations for the three and nine months ended September 30, 2005 of compensation expense relating to stock option awards as computed under SFAS 123(R):

	Three Months Ended	Nine Months Ended
	Sept. 30,	Sept. 30,
(In thousands, except per share data)	2005	2005

Continuing Operations:
Income as reported	$70,172	$156,599

Add back: Stock-based compensation expense included in reported net income, net of related tax effects	620	1,685

Deduct: Stock-based compensation expense determined under fair-value method, net of related tax effects	(1,380)	(4,389)

Proforma net income	$69,412	$153,895

Basic Earnings Per Share:
As reported	$0.24	$0.54
Proforma	$0.24	$0.53

Diluted Earnings Per Share:
As reported	$0.23	$0.52
Proforma	$0.23	$0.52

Total pretax option expense and income tax benefits recognized was approximately $1.8 million and $.7 million, respectively for the three months ended September 30, 2006 and $5.0 million and $2.0 million, respectively, for the nine months ended September 30, 2006.

A summary of option activity as of September 30, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term	Aggregate Intrinsic value (in thousands)

Outstanding at December 31, 2005	29,508,273	$12.96
Granted to employees	2,325,250	$12.28
Exercised	(1,970,959)	$9.64
Terminated or resigned	(1,689,802)	$14.56

Total outstanding, September 30, 2006	28,172,762	$13.04	3.4	$10,135
Total exercisable, September 30, 2006	22,045,583	$13.32	2.3	$8,455

During the nine months ended September 30, 2006 and 2005, the total intrinsic value of awards exercised was approximately $6.1 million and $7.6 million, respectively. The aggregate intrinsic value of outstanding and exercisable awards was $10.1 million and $8.5 million, respectively at September 30, 2006 and $73.1 million and $41.2 million, respectively at September 30, 2005. The cash received from the exercise of options was approximately $18.5 million for the nine months ended September 30, 2006.

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at September 30, 2006:

Range of Exercise Prices	Number Outstanding at 9/30/06	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable at 9/30/06	Weighted Average Exercise Price

$8.40 – 10.78	9,402,375	3 Years	$10.13	7,581,693	$10.10
$10.80 – 15.94	13,121,084	4 Years	$12.49	8,814,587	$12.34
$16.12 – 22.33	5,475,914	2 Years	$18.18	5,475,914	$18.18
$27.20 – 77.56	173,389	1 Year	$50.74	173,389	$50.74

$8.40 – 77.56	28,172,762	3.4 Years	$13.04	22,045,583	$13.32

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

Restricted stock awards granted to employees during the nine months ended September 30, 2006 and 2005 have a weighted average fair value of $12.11 and $13.39, respectively. A summary of the share grant and restricted stock activity during the nine months ended September 30, 2006 is summarized in the table below:

	Shares	Weighted Average Grant-date Fair Value

Outstanding at December 31, 2005	1,582,877	$12.09
Granted to employees	624,757	$12.11
Vested/exercised	(479,826)	$11.80
Terminated or resigned	(620,093)	$12.37

Total outstanding, September 30, 2006	1,107,715	$12.09

Total pretax share grant and restricted stock compensation expense for the nine months ended September 30, 2006 and 2005 was approximately $3.2 million and $3.7 million, respectively, and the income tax benefits recognized for these awards was approximately $1.3 million and $1.5 million, respectively.

Note 11: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 is presented in the following table:

(in thousands)
Cash paid for or (received from):	2006	2005

Interest expense	$54,673	$54,784
Interest and investment income	(19,486)	(15,725)
Income taxes, net of refunds	26,644	141,496

The increase in cash received from interest and investment income primarily reflects a higher level of investment income and gains realized on the growing investment portfolio at American Home Shield. Cash paid for income taxes decreased in 2006 as a result of $131 million of taxes paid last year to the Internal Revenue Service (IRS) and various states pursuant to the Company’s agreement with the IRS that was reached in January 2005.

Note 12: Total comprehensive income was $65 million and $83 million for the three months ended September 30, 2006 and 2005, respectively, and $130 million and $170 million for the nine months ended September 30, 2006 and 2005, respectively. Total comprehensive income primarily includes net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

Note 13: The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen ChemLawn and Terminix to a wholly owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the nine months ended September 30, 2006 and 2005, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an alternative funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will, at times, limit the amount available to the Company.

Note 14: In the third quarter, the Company completed the sales of American Residential Services (ARS) and American Mechanical Services (AMS), generating gross cash proceeds of approximately $111 million that has been used to reduce outstanding debt balances. Approximately $100 million of the total proceeds was received at closing of the ARS sale on the last business day of the third quarter. This amount is reflected as cash in the September 30, 2006 balance sheet and was used to pay down debt on October 3, 2006. Total debt was $873 million at September 30, 2006 (as previously discussed, the $100 million cash proceeds from the ARS sale was used to pay down debt on October 3), approximately $215 million more than the amount at December 31, 2005. This increase reflects funding for acquisitions, normal seasonal working capital needs and share repurchases. Approximately 65 percent of the Company’s debt matures beyond five years and 56 percent beyond fifteen years. The Company’s next public debt maturity of $49 million is in August 2007. The Company has both the intent and ability to pay this debt with other long-term financing, and it is classified as long-term debt in the Consolidated Statements of Financial Position.

Note 15: The financial statement caption “discontinued operations” includes ARS and AMS. The ARS/AMS operations provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair. In the first quarter of 2006, the Company recorded a ($25) million after-tax provision for expected losses on the disposition of certain ARS/AMS properties. The Company completed sales of the ARS and AMS businesses, resulting in an after-tax net loss of ($.7) million. As part of the ARS and AMS sale agreements, the Company continues to be obligated to third parties with respect to bonds (primarily performance and license type), operating leases for which the Company has been released as being the primary obligor, certain real estate leased and operated by the buyers, and other guarantees of payment. The Company’s obligations under these agreements may be limited in terms of time and or amount, and in some cases, the Company may have recourse against the buyers for certain payments made by the Company. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company’s obligations related to these guarantees is not significant. Accordingly, no liability has been recorded related to these guarantees.

The Company has guarantees on certain bonds issued by the divested companies, primarily performance and license type bonds. The maximum payments the Company could be required to make if the buyers are unable to fulfill their obligations is approximately $64 million at September 30, 2006. Approximately 60 percent of the bonds expire as of December 31, 2006, with the remaining bonds expiring primarily through 2008. The Company believes that if it were to incur a loss on any of these bond guarantees, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s business, financial condition or results of operations.

The results of discontinued operations for the nine months ended September 30 are as follows:

	Nine months ended September 30,

(In thousands, except per share data)	2006	2005

Revenue	$518,830	$570,091

Operating income	$13,396	$25,394
Impairment charge	(42,000)	—

Pretax income (loss)	(28,604)	25,394

Provision (benefit) for income taxes	(11,693)	10,033

(Loss) on sale, net of tax	(741)	—

Income (loss) from discontinued operations	$(17,652)	$15,361

Per diluted share income (loss) from discontinued operations	$(0.06)	$0.05

The following table summarizes the activity during the nine months ended September 30, 2006 for the remaining liabilities from other previously discontinued operations and does not include the liabilities of the sold ARS/AMS businesses. The liabilities of ARS and AMS include severance, retention and wind-down costs that are expected to be paid by year-end.

(In thousands)	Balance at December 31, 2005	Cash Payments or Other	Income/ (Expense)	Balance at September 30, 2006

Remaining liabilities from discontinued operations	$16,036	$5,854	$(1,823)	$12,005

Note 16: In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. As previously disclosed, the U.S. federal tax returns filed by the Company through the 2005 return have been reviewed by the IRS. The Company paid $5 million primarily in the first quarter of 2006 relating to the resolution of the 2003 and 2004 audits. In the first quarter of 2005, the IRS commenced the audit of the Company’s tax return for 2005 and it was completed in the fourth quarter of 2006 with no adjustments or additional payments.

Note 17: In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (FIN 48). FIN 48 provides guidance on the accounting for and disclosure of tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109. FIN 48 requires that the effects of a tax position be initially recognized when it is “more likely than not” (which is defined as a greater than 50 percent chance) that the position will be sustained upon examination by the taxing authorities. In addition, FIN 48 requires additional disclosures regarding tax positions. FIN 48 is effective beginning January 1, 2007. The Company is presently assessing the impact of FIN 48 to the Company’s consolidated financial position, results of operations and cash flows; however, the Company does not expect the adoption of this Statement to have a material effect on these Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 states that registrants should use both the balance sheet approach and an income statement approach when quantifying and evaluating the materiality of misstatements. SAB 108 provides guidance on correcting errors under the dual approach and provides transition guidance for correcting errors in prior years. It is effective for the year ending December 31, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 18: The business of the Company is conducted through five operating segments: TruGreen ChemLawn, TruGreen LandCare, Terminix, American Home Shield and Other Operations and Headquarters. The TruGreen ChemLawn segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscape maintenance services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover heating, ventilation and air conditioning, plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The Other Operations and Headquarters segment includes InStar Services Group, a direct provider of commercial disaster response and reconstruction services as well as the franchised and Company-owned operations of ServiceMaster Clean, Furniture Medic and Merry Maids, which provide primarily residential disaster restoration, commercial cleaning, carpet and upholstery cleaning, furniture repair and maid services. The Other Operations and Headquarters segment also includes the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. Segment information is presented in the following table.

(In thousands)	Three Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005

Operating Revenue:
TruGreen ChemLawn	$342,375	$341,200	$837,069	$822,019
TruGreen LandCare	116,383	117,443	334,236	337,389
Terminix	269,213	266,986	830,487	820,347
American Home Shield	164,405	154,599	440,801	409,895
Other Operations and Headquarters	79,060	45,264	215,854	130,229

Total Operating Revenue	$971,436	$925,492	$2,658,447	$2,519,879

Operating Income (Loss)(1):
TruGreen ChemLawn	$67,033	$80,194	$128,008	$143,824
TruGreen LandCare	(1,138)	(781)	(5,545)	(3,416)
Terminix	31,512	34,060	124,728	122,071
American Home Shield	20,506	22,851	54,104	60,802
Other Operations and Headquarters	(7,785)	(12,478)	(24,812)	(36,094)

Total Operating Income	$110,128	$123,846	$276,483	$287,187

(1)	Presented below is a reconciliation of segment operating income to income from continuing operations before income taxes.

(In thousands)	Three Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005

Segment Operating Income	$110,128	$123,846	$276,483	$287,187
Non-operating expense (income):
Interest expense	16,081	13,749	46,604	43,729
Interest and investment income, net	(7,136)	(5,516)	(18,685)	(18,116)
Minority interest and other expense, net	2,066	2,080	6,189	6,173

Income from Continuing Operations before Income Taxes	$99,117	$113,533	$242,375	$255,401

The combined operations of ServiceMaster Clean, InStar and Merry Maids, which are included in the Other Operations and Headquarters segment, comprised approximately eight percent and five percent of the consolidated revenue for the three months and nine months ended September 30, 2006 and 2005, respectively. These operations comprised approximately 11 percent and eight percent of the consolidated operating income, before headquarter overheads, for the three months ended September 30, 2006 and 2005, respectively, and 12 percent and 10 percent of the consolidated operating income, before headquarter overheads, for the nine months ended September 30, 2006 and 2005, respectively.

(In thousands)	As of September 30, 2006	As of December 31, 2005

Identifiable Assets:
TruGreen ChemLawn	$969,717	$885,153
TruGreen LandCare	97,565	92,694
Terminix	902,456	862,270
American Home Shield	585,813	530,486
Other Operations & Headquarters	696,770	658,267

Total Identifiable Assets	$3,252,321	$3,028,870

(In thousands)	As of September 30, 2006	As of September 30, 2005

Capital Employed: (2)
TruGreen ChemLawn	$916,112	$882,241
TruGreen LandCare	43,389	37,629
Terminix	679,003	634,164
American Home Shield	244,977	202,152
American Home Shield without Cash and marketable securities (2)	(60,569)	(76,660)
Other Operations & Headquarters	132,389	164,266

Total Capital Employed	$2,015,870	$1,920,452

(2)

Capital employed is a non-GAAP measure that is defined as the segment’s total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company’s business segments. The calculation of capital employed for the American Home Shield segment includes approximately $306 million and $279 million of cash and marketable securities at September 30, 2006 and 2005, respectively. The investment income and realized gains/losses on these assets are reported below operating income in non-operating income/expense. In order to facilitate the comparison of return on invested capital for the American Home Shield segment, the Company has also presented capital employed for this segment excluding cash and marketable securities. The negative capital employed balances primarily result from deferred revenue and amounts payable to subcontractors. Presented below is a reconciliation of total segment capital employed to the most comparable GAAP measure.

(In thousands)	As of September 30, 2006	As of September 30, 2005

Total Assets	$3,252,321	$3,145,997
Less:
Current liabilities, excluding current portion of long-term debt	897,805	928,352
Long-term liabilities	338,646	297,193

Total Capital Employed	$2,015,870	$1,920,452

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

On September 29, 2006, the United States Attorney’s Office for the Southern District of Florida (“U.S. Attorney’s Office) filed an Information against InStar Services Group, Inc. that charged InStar with two felony counts of violating the Clean Air Act. InStar and the U.S. Attorney’s Office entered into a plea agreement that was approved by the Court on November 8, 2006. Under the plea agreement, InStar pled guilty to the two felony counts and the U.S. Attorney’s Office agreed not to file any additional criminal charges in the Southern District of Florida against InStar. The plea agreement requires InStar to implement an environmental compliance plan, be placed on probation for a period of up to five years, pay a fine of $500,000 for each count, and make a contribution of $2,000,000 to the Florida Environmental Task Force Trust Fund. Under the plea agreement, the Company has agreed to take all reasonable steps necessary to ensure the implementation and enforcement of the environmental compliance plan by InStar.

Since the conduct of InStar that is the subject of the plea agreement occurred prior to the Company’s acquisition of InStar, the Company is seeking indemnification from the sellers of InStar for the amount of its damages and expenses including fines, contributions and attorneys’ fees up to $5.5 million. The Company believes that it is clearly entitled to complete indemnification under the terms of the acquisition agreement.

The Company believes that any disruption to the InStar business arising from the plea will not have a material effect on the Company’s financial condition or results of operations.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

BUSINESS OVERVIEW AND OUTLOOK FOR 2006

ServiceMaster (the “Company”) was adversely impacted during the months of August and September by the combination of intense summer weather across the country, execution issues and rising factor costs. TruGreen ChemLawn experienced an increase in service calls while sales fell short of expectations. American Home Shield experienced higher than expected claim volume and a higher average cost per claim. While at Terminix, the industry-wide decline in termite lead flow that began earlier in the year, continued in the third quarter. This was mitigated somewhat by continued solid improvements in the Company’s lead to sales conversion rate. There were also positive developments in the quarter that the Company believes will help it return to stronger performance. Customer retention, a top priority throughout the enterprise, improved in every business unit. At American Home Shield, the Company launched its new business partnership with Realogy, the world’s largest real estate brokerage firm, which includes the Coldwell Banker, Century 21 and ERA brands. Project Accelerate, the Company’s initiative to enhance the efficiency and effectiveness of its support functions, is proceeding ahead of schedule. In addition, the Company believes it has improved its performance profile by successfully divesting American Residential Services and American Mechanical Services during the third quarter.

Outlook

The Company expects that earnings per share from continuing operations excluding the impact of net restructuring charges associated with Project Accelerate and the Company’s recently announced decision to consolidate its headquarters in Memphis, will be in the range of $.61 to $.63, consistent with or slightly improved over the $.61 of comparable earnings per share reported in 2005.

THIRD QUARTER 2006 COMPARED TO 2005

The Company reported third quarter 2006 revenue of $971 million, a five percent increase compared to 2005. Approximately four percent of the increase in revenue resulted from acquisitions, primarily InStar Services Group (InStar), which was acquired at the end of February 2006. Total diluted earnings per share (i.e., from both continuing operations and discontinued operations) were $.23 compared to $.27 in 2005. Diluted earnings per share from continuing operations were $.21, compared with $.23 in 2005. Operating income for the third quarter was $110 million compared to $124 million in the prior year.

The decline in operating income was attributable to the combination of flat revenue growth in three of the Company’s large business units, rapid increases in fuel, health care and interest costs throughout the Company, higher costs per claim at American Home Shield, and investments to improve customer satisfaction and retention. These were partially offset by increased operating profits from the franchised businesses, the first time inclusion of operating profits from InStar, and continued reductions in functional support costs.

Much higher fuel, health care, and interest costs continued to provide stiff headwinds during the third quarter, with a combined adverse impact relative to the prior year of almost $12 million. With respect to fuel, the Company’s fleet, which consumes roughly 30 million gallons annually, continues to be negatively impacted by significant increases in oil prices. Each year, the Company hedges approximately two-thirds of its estimated annual fuel usage, but this year’s hedge prices are well above last year’s. Higher fuel and fertilizer costs (which are also impacted by energy prices) adversely impacted third quarter results by almost $3.5 million, and the nine month results by over $13 million. For the full year, if pump prices stay at current levels, the Company expects increased fuel expense over last year of over $.03 per share. Based upon the hedges the Company has executed to date for 2007, as well as current

Department of Energy price forecasts, the Company would again expect an incremental adverse impact next year, but at a lower rate of increase of approximately $.01 to $.02 per share.

Health care costs continue to experience strong inflationary pressures. As previously disclosed, the Company has made an incremental investment in employee health benefits in 2006 as part of its efforts to further enhance employee satisfaction and retention. No similar benefit enhancement will be required in 2007. In total, health care and related costs increased approximately $4 million in the third quarter and $9 million in the first nine months, with an incremental impact of approximately $13 million expected for the year as a whole.

Increases in short term interest rates have adversely impacted the Company’s businesses at the operating income level by virtue of their effects on floating rate-based fleet and occupancy leases. The Company estimates that the increases in interest rates resulted in incremental lease expense of approximately $1.5 million in the third quarter and $4.5 million year-to-date.

On the positive side, the Company continues to make strides in reducing the costs that it can more directly control. The Company has maintained its focus and momentum in driving down safety-related costs, the impact of which is most prominently manifested in continuing favorable trends of prior year claims. In total, safety-related costs declined approximately $12 million for the first nine months. Safety-related costs were relatively flat in the third quarter and are expected to continue to be flat in the fourth quarter, consistent with the very strong results achieved in the comparable periods of 2005.

The Company is tracking ahead of schedule with respect to realizing its previously forecasted savings from Project Accelerate, an internal, multi-phase restructuring project designed to realign the Company’s cost structure in light of divestitures and create a more effective and efficient functional support structure. The Company remains confident that it will ultimately realize annual pretax savings, net of reinvestments, in the $25 million to $35 million range, or $.05 to $.07 per share, by 2008. The Company expects to realize these savings progressively with $.03 to $.04 per share of net savings expected to be realized in 2006. Most of these savings will benefit the selling, general and administrative line in the statement of operations, although some savings, such as those from safety and sourcing initiatives, will benefit cost of sales. Severance and other restructuring costs resulting from the organizational changes of Project Accelerate and the resignation in the second quarter of the Company’s former Chief Executive Officer totaled $.9 million in the third quarter of 2006 and $10.7 million for the first nine months of 2006. These charges are reported in the “Restructuring charges” line in the Consolidated Statements of Operations and are recorded in the Other Operations and Headquarters business segment. The Company expects that the charges related to the aforementioned organizational changes will be incurred and recognized prior to the end of the year, and should approximate $11 to $12 million in total.

On October 30, 2006, The ServiceMaster Company announced a plan to consolidate its corporate headquarters into its operations center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. The transition to Memphis is targeted to be completed by July 2007. The Board of Directors of the Company approved the action on October 27, 2006.

The Company’s operating business units and leadership are already headquartered in Memphis and currently employ over 2,300 individuals. A number of company-wide support functions are also already located there, and are included in that employment total. The Downers Grove, Illinois office currently employs approximately 170 individuals, virtually all of which will be impacted by the decision to consolidate headquarters. The Downers Grove functions affected by the consolidation include corporate accounting, treasury and finance, tax, and portions of the legal, information technology, marketing, and mergers and acquisitions functions. The Company believes the consolidation of Downers Grove support functions and positions with operating unit leadership in Memphis will improve the speed and effectiveness of communications and decision-making. The relocation to Memphis is targeted to be completed by July 2007.

In connection with the consolidation plan, the Company expects to incur incremental costs in the range of $25 to $30 million over the next nine months. Such costs include employee retention and severance costs of approximately $16 to $19 million, lease termination costs of approximately $5 million, and employee relocation, recruiting and training costs of approximately $4 to $6 million. Almost all such costs will be cash expenditures. In accordance with U.S. generally accepted accounting principles, the Company expects to recognize approximately $10 million of these charges in the fourth quarter of 2006, with the remaining charges being recognized in fiscal 2007.

In addition to the charges noted above, the Company expects to incur certain other cash charges throughout the consolidation process. These additional charges include training of replacement employees, the costs related to headcount overlap during a transitional training period, and temporary employee staffing, should the need arise. While the estimate of these costs is not yet final, the Company currently expects that it will total approximately $3 million (pre-tax), with virtually all occurring during the first half of 2007 related to these factors.

In connection with the consolidation, the Company expects to realize reductions in travel and rent costs of approximately $3 to $4 million per year, with full realization of these annual savings beginning in 2008. Additionally, savings are expected to be realized from State and Local tax incentives, the net present value of which is comparable to the costs of the consolidation. These incentives are expected to be realized over a period of 8 to 20 years, depending on their type.

Cost of services rendered and products sold increased six percent in the third quarter. As a percentage of revenue, these costs increased to 61.7 percent in 2006 from 60.8 percent in 2005, due in part to increased contract costs per claim at American Home Shield and increased health benefit and fuel costs throughout the enterprise. Selling and administrative expenses increased nine percent in the third quarter. As a percentage of revenue, these costs increased to 26.6 percent in 2006 from 25.6 percent in 2005, primarily reflecting differences in the timing of sales and marketing costs and increases associated with expanded direct mail efforts at TruGreen ChemLawn. These items were offset in part by reductions in functional support costs.

Net non-operating expenses increased approximately $0.7 million in the third quarter, primarily reflecting increased interest expense due to higher interest rates, as well as higher debt balances, offset in part by higher investment income. The higher investment income includes an increase in the market value of investments within the employee deferred compensation trust for which there is a corresponding offsetting increase in compensation expense within operating income.

Segment Reviews for the Third Quarter 2006 Compared to 2005

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. The Company’s business segment reviews include discussions of capital employed, which is a non-GAAP measure that is defined as the segment’s total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company’s business segments. The Notes to the Condensed Consolidated Financial Statements also include a reconciliation of segment capital employed to its most comparable GAAP measure.

The TruGreen ChemLawn segment, which provides lawn care services to residential and commercial customers, reported revenues of $342 million, comparable to the prior year. The segment reported operating income of $67 million compared to $80 million in 2005. The revenue comparison for the third quarter was impacted by an increase this year in the number of customer service calls resulting from increased crabgrass treatments as well as lawn quality assessments, which together caused certain scheduled revenue producing services to be delayed into the fourth quarter. Customer counts are down compared to the prior year, however, retention improved throughout the quarter. The Company continues to expand its efforts to improve customer satisfaction and retention. These efforts have included the initiation of a program of lawn quality assessments (LQA’s), which are customer visits to evaluate the condition of the lawn and landscape; implementing faster response standards and follow-up calls on re-services; and improved customer communication and problem resolution procedures. The Company is encouraged by the initial positive results of its LQA program, as the initial retention rate for samples of new customers that received an LQA was significantly higher than samples of new customers that did not receive an LQA. The third quarter decline in operating income resulted from increased costs associated with expanded direct mail efforts and timing differences in the recognition of sales and marketing expenses, first time investments associated with the implementation of the LQA program and increased service calls, as well as higher health insurance and fuel costs. Capital employed in the TruGreen ChemLawn segment increased four percent, primarily reflecting the impact of tuck-in acquisitions.

The TruGreen LandCare segment, which provides landscape maintenance services primarily to commercial customers, reported a one percent decrease in third quarter revenue to $116 million compared to $117 million in 2005, and an operating loss of ($1.1) million compared to ($0.8) million in 2005. Base contract maintenance revenue was comparable to the prior year, while revenue from enhancement sales (e.g., add-on services such as seasonal flower plantings, mulching, etc.) decreased two percent in the third quarter. TruGreen LandCare has substantially increased the size, caliber and training of its sales team. In addition, management is using new tools to identify and pursue larger and more profitable accounts. This has resulted in improvements in the relative size and quality of outstanding sales proposals, which should lead to improving growth in base contract maintenance revenues in the future. In total, TruGreen LandCare’s fourth quarter revenues are expected to be comparable to the prior year, as gains in base contract maintenance are offset by reduced enhancement revenue due to non-recurring hurricane-related work that was completed last year. The third quarter operating loss increased as a result of higher fuel, health insurance and sales costs. Capital employed in the TruGreen LandCare segment increased 15 percent, primarily due to increased accounts receivable levels.

The Terminix segment, which includes termite and pest control services, reported a one percent increase in third quarter revenue to $269 million, compared to $267 million in 2005. Operating income decreased seven percent to $32 million compared to $34 million in 2005. Terminix’s overall revenue growth for the third quarter reflected solid and improving growth on the pest control side of the business, offset in part by a decline in termite completion revenue. Revenue from pest control services, which represent approximately one-half of the annual revenues of the Terminix segment, increased six percent in the third quarter, supported by solid growth in residential and commercial unit sales, an improvement in retention, and the impact of acquisitions. At the beginning of the fourth quarter, Terminix acquired Safeguard Pest Control. This acquisition, with annual revenues of over $23 million, should have an additional positive impact on pest control growth in the fourth quarter and into the future. Revenue from initial termite applications (“termite completions”) declined nine percent in the third quarter as a result of a combination of factors. Sales leads for renewable contracts were down 15 percent in the quarter; however, the lead to sales conversion rate improved. This resulted in a four percent increase in renewable unit sales, which should benefit renewal revenues in future periods. The increase in renewable unit sales was, in turn, offset by the combined effects of a continued shift in mix from the bait product to lower priced liquid treatments, as well as less revenue being recognized in the current year from prior year sales. This latter factor resulted from the change to a new bait product in early 2005 which, because of different operational requirements, resulted in less revenue to be deferred into future periods. This factor should not have a recurring impact in 2007 and beyond. Revenue from termite contract renewals was comparable to the prior year as improved pricing and a modest improvement in retention was offset by a shift in mix of the renewal base to more liquid customers, which are at a lower price than bait. Third quarter operating income declined as a result of increases in fuel and health costs, combined with differences in the timing of sales and marketing costs, offset in part by continued favorable trends in termite damage claim costs and lower termite material costs. Capital employed in the Terminix segment increased seven percent, reflecting the impact of tuck-in acquisitions.

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported a six percent increase in revenue to $164 million from $155 million in 2005 and operating income of $21 million in 2006 compared to $23 million in 2005. New contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased six percent in the third quarter. Revenue from customer renewals, which represent approximately 55 percent of total annual contracts written, increased double-digits, supported by a larger base of renewable customers and continued strong improvements in retention. This growth was partially offset by declines in new sales in both the real estate and direct to consumer channels. Unit sales from the real estate channel, which represents approximately 30 percent of total annual contracts written, were down 15 percent in the third quarter, due to a pervasive weakening in the home resale market. This was particularly acute in several of American Home Shield’s largest volume states, especially California. The Company believes it has maintained or slightly increased market share in most areas. The recently signed agreement with Realogy, which includes the Coldwell Banker, Century 21 and ERA brands, is strategically very important and should help generate overall growth in real estate sales in the fourth quarter despite a weak market. In the first full year of the contract, the Company expects incremental sales to exceed 100,000 units, or approximately $40 million, while initial costs of the agreement will result in a minimal impact to operating income in the first year, but an increasingly positive profit impact in subsequent years. The annual level of incremental sales is expected to double over the five year contract term, as the Company expands penetration of the franchised outlets of these brands and increases contract renewals. The direct to consumer channel, which represents approximately 15 percent of total annual contracts written, experienced a four percent decline in third quarter unit sales due to lower response rates on certain direct mail programs. The decline in operating income primarily resulted from increases in average costs per claim. Higher air conditioning related costs were influenced by a higher mix of replacements versus repairs, which in turn were at relatively higher costs than last year due to the required conversion to more efficient “13 SEER” units as a result of legislation that become effective earlier this year. Claim costs in other areas, such as appliance and plumbing, were also higher as a result of inflationary pressures. Capital employed in the American Home Shield segment increased 21 percent, primarily reflecting a higher level of cash and marketable securities due to the growth in the business and improved investment performance. Capital employed at American Home Shield, which totaled $245 million and $202 million at September 30, 2006 and September 30, 2005, respectively, includes $306 million and $279 million of cash, short-term and long-term marketable securities at those dates. The investment income and realized gains/losses on these assets are reported as non-operating income/expense.

The Other Operations and Headquarters segment includes the operations of ServiceMaster Clean, InStar and Merry Maids as well as the Company’s headquarters functions. Revenue in this segment increased to $79 million from $45 million in 2005. Revenues from InStar (which was acquired on February 28, 2006) were $29 million in the third quarter, with operating income, net of first-year acquisition-related amortization costs, of $1.7 million. InStar’s third quarter results were below management’s expectations due to a reduced level of hurricane activity, which was well below last year. The ServiceMaster Clean and Merry Maids franchise operations reported a combined increase in third quarter revenue of 11 percent, driven by continued strong growth in disaster restoration and solid internal growth in residential maid service.

The Other Operations and Headquarters segment operating loss for the quarter was ($8) million compared with ($12) million in 2005. Included in the third quarter 2006 operating loss are restructuring charges of $0.9 million. The improvement in the segment operating loss primarily resulted from lower overhead and incentive compensation costs, the first-time inclusion of operating profits from InStar, and an increase in profits in the combined franchise operations. Capital employed in this segment decreased, primarily reflecting the realization of the annual tax benefit associated with the amortization of tax intangible assets that will continue through 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO 2005

The Company reported revenue of $2.7 billion for the nine months ended September 30, 2006, a five percent increase compared to 2005. Approximately two percent of the increase in revenue was from organic sources. Total diluted earnings per share (continuing operations and discontinued operations) were $.45 compared to $.57 in 2005.

Diluted earnings per share from continuing operations were $.51, compared to $.52 in 2005. Operating income for the nine months was $276 million compared to $287 million in the prior year. As more fully described in the third quarter comparison, the nine month results for 2006 include $10.7 million (or $.02 per share) of restructuring charges related to organizational changes implemented at the Company. Operating income results included continued favorable trending of prior year insurance claims, lower functional support costs, the first-time inclusion of operating profits from the InStar acquisition and improved profits at Terminix. These factors were partially offset by the restructuring charges and lower profits in several business segments, which are more fully discussed in the segment reviews.

Cost of services rendered and products sold increased six percent and increased as a percentage of revenue to 61.9 percent in 2006 from 61.4 percent in 2005, primarily reflecting the impact of fuel and other factor cost increases throughout the enterprise. Selling and administrative expenses increased five percent for the nine months. As a percentage of revenue, these costs decreased to 27.0 percent in 2006 from 27.1 percent in 2005, primarily reflecting improved sales labor efficiency at Terminix and lower support costs.

Net non-operating expenses increased approximately $2.3 million for the nine months, primarily reflecting an increase in interest expense resulting from higher debt balances, due in part to the InStar acquisition, as well as higher interest rates.

Key Performance Indicators

The table below presents selected metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators As of September 30,
	2006	2005

TruGreen ChemLawn-
Growth in Full Program Contracts	-2%	1%
Customer Retention Rate	64.6%	64.1%

Terminix -
Growth in Pest Control Customers	4%	4%
Pest Control Customer Retention Rate	78.9%	77.7%

Growth in Termite Customers	0%	0%
Termite Customer Retention Rate	87.4%	87.3%

American Home Shield -
Growth in Warranty Contracts	0%	6%
Customer Retention Rate	58.1%	56.5%

Segment Reviews for the Nine Months Ended September 30, 2006 Compared to 2005

As discussed in the third quarter comparison, the following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements.

For the nine months, the TruGreen ChemLawn segment reported a two percent increase in revenue to $837 million compared to $822 million in 2005 and operating income of $128 million compared to $144 million in 2005. The increase in revenue reflects improved price realization, combined with increases in supplemental services and commercial revenues. Year-to-date, the Company has realized a two to three percent increase in average prices. Partially offsetting these sources of growth was a two percent reduction in customer counts. The primary challenge impacting customer counts has been significant declines in telemarketing sales due to the expansion of Do Not Call lists and caller ID mechanisms. These declines have more than offset double-digit growth in sales from newer channels, including direct mail and neighborhood programs. In 2007 and beyond, the Company will continue to reduce its reliance on telemarketing. Direct mail programs will become more dominant, supplemented by improved and expanded neighborhood, internet and other sales efforts. Customer retention for the rolling, twelve months ended September 30 increased 50 basis points, a sharp improvement from the declines that existed in the first half of the year. The Company is expecting continued improvements in retention with gains of over 100 basis points projected by the end of the year. The decrease in operating income for the nine months was attributable to increased health insurance, fuel, fertilizer, marketing and variable vehicle lease costs.

The TruGreen LandCare segment reported a one percent decrease in revenue for the nine months to $334 million compared to $337 million in 2005, and an operating loss of ($5.5) million compared to ($3.4) million in 2005. The decline in revenue for the nine months resulted from a $7 million decrease in first quarter snow removal service revenue, offset in part by three percent growth in enhancement revenue. Base contract maintenance revenue was comparable to the prior year for the nine months. Recent investments in the sales function are expected to lead to increasing contract maintenance revenues beginning in the fourth quarter. The increase in the nine month operating loss resulted from a reduction in first quarter operating profits of $4 million due to a lower level of high margin snow removal revenue and increased fuel costs, offset in part by favorable trending in safety costs.

Revenue for the nine months in the Terminix segment increased one percent to $830 million compared to $820 million in 2005. Operating income increased two percent to $125 million compared to $122 million in 2005. As discussed in the third quarter comparison, this segment’s overall revenue growth for the nine months reflected solid and improving growth on the pest control side of the business, offset in part by a decline in termite completion revenue. Pest control revenue increased five percent, supported by increased momentum in residential sales, good commercial growth, an improvement in retention of 120 basis points, as well as the impact of acquisitions. Lower initial termite completion revenues resulted from the industry-wide decline in termite lead flow that began during the weak termite swarm season in the first half of the year and continued into the third quarter, as well as the effects of a continued shift in mix from bait to lower priced liquid treatments. Unit sales of termite completions increased three percent for the nine months, despite the decline in lead flow due to substantial improvements in lead to sale conversion rates. Revenue from termite contract renewals increased modestly for the nine months, supported by improved pricing and a 10 basis point improvement in retention. The growth in operating income primarily reflects the favorable impact on comparisons of a correction recorded last year in estimating prior years’ termite damage claim reserves, as well as continued favorable trends in current termite damage claims expense resulting from product and process improvements. Operating income growth also reflects lower termite material costs, and improved sales labor productivity, offset in part by higher fuel prices and health insurance costs.

The American Home Shield segment reported an eight percent increase in revenue for the nine months to $441 million from $410 million in 2005 and a decrease in operating income to $54 million from $61 million in 2005. Warranty contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased five percent for the nine months. For the nine months, revenue from customer renewals increased double-digits, supported by improved retention. Retention rates improved 160 basis points, reflecting a more favorable mix of renewing customers, the effects of customer satisfaction follow up calls after service visits, and a significant improvement in problem resolution ratings from customers. Unit sales from the real estate channel declined ten percent in the first nine months as home listings and closings were impacted by a weakening home resale market, which was particularly acute in California and several other states where the Company has a major presence. As noted in the three month comparison, American Home Shield signed a significant agreement with Realogy, the world’s largest real estate brokerage firm. This agreement is expected to have an increasingly favorable impact on sales beginning in the fourth quarter. Unit sales in the direct to consumer channel declined six percent for the nine months, primarily due to lower response rates on certain direct mail programs. The decrease in operating income reflects higher contract claim costs from inflationary pressures and new HVAC legislation as well as incremental investments in initiatives to expand the real estate sales force, increase market penetration and improve customer retention.

The Other Operations and Headquarters segment reported revenue of $216 million for the nine months, compared to $130 million in 2005. The 2006 figure includes $73 million of revenue from InStar (acquired on February 28, 2006) for the seven month period since closing, with operating income, net of first-year acquisition-related amortization costs, of $5.1 million. InStar’s revenue for the seven month period since closing were below management’s expectations due to a reduced level of hurricane activity, but reflected solid progress in InStar’s efforts to diversify into non-catastrophic sales channels, such as rehabbing buildings to comply with the American Disabilities Act. While profits were also below expectations, due to the hurricane factor and costs associated with improvements in InStar’s asbestos removal procedures, the acquisition is still expected to be modestly accretive for 2006. The project backlog is comparable to prior year levels, as reductions in hurricane work have been offset by increases from other channels. On a combined basis, the ServiceMaster Clean and Merry Maids franchise operations achieved an 11 percent increase in revenue for the nine months. The Other Operations and Headquarters segment operating loss for the nine months was ($25) million compared to a loss of ($36) million in 2005. Included in the nine month 2006 operating loss are restructuring charges associated with Project Accelerate of $10.7 million. The segment operating loss improved by $11 million, despite the inclusion of the restructuring charges, primarily reflecting favorable trending of prior year insurance claims, lower overhead and incentive compensation expense, the first-time inclusion of profits from the InStar acquisition and increased profits from the combined franchise operations, offset in part by the aforementioned restructuring charges.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations for the nine months was $156 million, compared to $106 million in the prior year. The increase in cash provided from operating activities from continuing operations primarily reflects the $131 million tax payment made in 2005 relating to the 2005 IRS agreement which concludes audits covering the periods through 2002. In February 2006, the IRS concluded the 2003 and 2004 audits of the Company’s tax returns and during the nine months ended September 30, 2006, the Company made a resulting payment of $5 million to the IRS and various states. Excluding tax payments from the resolution of IRS audits in both periods, nine month cash provided from operating activities from continuing operations decreased by $76 million. This decline resulted primarily from higher working capital requirements associated with the InStar business, lower levels of customer pre-payments at American Home Shield due to the decline in sales from its real estate channel, severance and other cash payments associated with Project Accelerate and the timing of insurance, tax and other vendor payments.

The year over year comparison of cash provided from operating activities from continuing operations is expected to improve in the fourth quarter as a result of normal seasonal patterns and intensified management focus. Excluding the impact of the IRS agreements, the Company expects full year cash provided from operating activities to again substantially exceed net income, but fall short of last year’s totals. This expected result reflects a solid earnings base, businesses that need relatively little working capital to fund growth in their operations, and significant annual recoveries of tax assets.

The significant annual cash tax benefit results from a large base of intangible assets which are amortizable for income tax reporting purposes, but not for book purposes. A significant portion of these assets arose in connection with the Company’s 1997 conversion from a master limited partnership to a corporation. The amortization of the tax basis will result in approximately $50 to $55 million of average annual cash tax benefits through 2012 for which no corresponding income statement benefit is recorded.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In the first quarter of 2005, the IRS commenced the audit of the Company’s 2005 tax return and it was completed in the fourth quarter of 2006, with no adjustments.

Cash Flows from Investing Activities from Continuing Operations

Capital expenditures increased over the prior year and included recurring capital needs and information technology projects. The Company anticipates approximately $50 million of capital expenditures in total in 2006, reflecting investments in information systems and productivity enhancing operating systems. The Company has no material capital commitments at this time.

Acquisitions for the nine months ended September 30, 2006 totaled $151 million, compared with $44 million in 2005. This increase includes the acquisition of InStar, a leading direct provider of commercial disaster response and reconstruction services, for approximately $85 million of cash, as well as tuck-in acquisitions, primarily in the Terminix and TruGreen ChemLawn businesses. Consideration paid for tuck-in acquisitions consisted of cash payments, seller financed notes and Company stock. The Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen ChemLawn.

Cash Flows from Financing Activities from Continuing Operations

Cash dividends paid to shareholders totaled $99 million or $.34 per share for the nine months ended September 30, 2006. In October 2006, the Company announced the declaration of a cash dividend of $.12 per share, payable on November 30, 2006 to shareholders of record on November 13, 2006. This represents a nine percent increase from the $.11 per share paid in last year’s fourth quarter. The annual dividend rate of $.46 per share represents a 4.5 percent increase over 2005 levels, and makes 2006 the company’s 36th consecutive year of increases, putting ServiceMaster in the top two percent of all public companies in America in terms of consistency of dividend growth. The timing and amount of future dividend increases are at the discretion of the Board of Directors and will depend, among other things, on the Company’s capital structure objectives and cash requirements at that time.

In February 2006, the Board of Directors authorized $250 million for share repurchases. This authorization replaced the unused portion ($30 million at December 31, 2005) from the previous authorization approved in July 2000. The Company completed approximately $86 million in share repurchases in the nine months ended September 30, 2006, at an average price of $11.78 per share. There remains approximately $179 million available for repurchases under the February 2006 authorization. Based on the current trending of repurchases and the Company’s commitment to maintain an investment grade credit rating, share repurchases for the full year are expected to be in the $100 million to $120 million range, more than double the $52 million repurchased in 2005. The actual level of future share repurchases will depend on various factors, including the Company’s commitment to maintain an investment grade credit rating and other strategic investment opportunities.

Liquidity

In the third quarter, the Company completed the sales of ARS and AMS, generating gross cash proceeds of approximately $111 million that has been used to reduce outstanding debt balances. Approximately $100 million of the total proceeds was received at closing of the ARS sale on the last business day of the third quarter. This amount is reflected as cash in the September 30, 2006 balance sheet and was used to pay down debt on October 3, 2006. Cash and short and long-term marketable securities totaled approximately $494 million at September 30, 2006 (and included the $100 million of cash proceeds from the ARS sale), compared with $367 million at December 31, 2005. Approximately $393 million of the 2006 amount is effectively required to support regulatory requirements at American Home Shield and for other purposes. Total debt was $873 million at September 30, 2006 (as previously discussed, the $100 million cash proceeds from the ARS sale was used to pay down debt on October 3), approximately $215 million more than the amount at December 31, 2005. This increase reflects funding for acquisitions, normal seasonal working capital needs and share repurchases.

Approximately 65 percent of the Company’s debt matures beyond five years and 56 percent beyond fifteen years. The Company’s next public debt maturity of approximately $49 million is in August 2007. The Company has both the intent and ability to pay this debt with other long-term financing.

Management believes that funds generated from operating activities and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company. The Company maintains a revolving credit facility of $500 million. As of September 30, 2006, the Company had $180 million of borrowings outstanding under this facility and had issued approximately $130 million of letters of credit, resulting in unused revolving credit commitments of approximately $190 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. During the nine month period ended September 30, 2006, there were no receivables sold to third parties under this agreement.

There have been no material changes in the Company’s financing agreements since December 31, 2005. As described in the Company’s 2005 Annual Report, the Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and an interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company’s ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company’s dividend and share repurchase plans in the near future. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At September 30, 2006, the Company was in compliance with the covenants related to these debt agreements and, based on its operating outlook for the remainder of 2006, expects to be able to maintain compliance in the future. The Company does not have any debt agreements that contain put rights or provide for an acceleration of maturity as a result of a change in credit rating.

The Company maintains two lease facilities with banks totaling $68 million which provide for the acquisition and development of branch properties to be leased by the Company. At September 30, 2006, there was approximately $68 million funded under both of these facilities. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of September 30, 2006 and December 31, 2005. The balance of the funded amount has been treated as operating leases. Approximately $15 million of the available facility expires in January 2008 and the remaining $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At September 30, 2006, the Company’s residual value guarantee related to the leased assets totaled $56 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.7 million) in the Consolidated Statements of Financial Position.

The majority of the Company’s fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the

Company’s option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At September 30, 2006, there was approximately $240 million of residual value relating to the Company’s fleet and equipment leases. The fair value guarantee of the assets under the leases is expected to fully mitigate the Company’s obligations under the agreements. At September 30, 2006 the Company has recorded the estimated fair value of this guarantee (approximately $1.1 million) in the Consolidated Statements of Financial Position.

The Company’s 2005 Annual Report included disclosure of the Company’s contractual obligations and commitments as of December 31, 2005. The Company continues to make the contractually required payments and therefore, the 2006 obligations and commitments as listed in the December 31, 2005 Annual Report have been reduced by the required payments. During the third quarter, the Company signed a marketing agreement that contains future commitments of approximately $14 million. There were no other significant additions during the nine months ended September 30, 2006.

Financial Position

Receivables increased from year-end levels, reflecting normal seasonality, the inclusion of approximately $72 million of InStar receivables and relatively modest increases in receivables days sales outstanding at other business units. The InStar receivables include approximately $13.5 million of hurricane related receivables whose collection will be significantly delayed, but is ultimately highly probable. Inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses and other assets increased from year-end primarily reflecting preseason advertising costs at TruGreen ChemLawn as well as costs of annual repair and maintenance procedures that are performed primarily in the first quarter at TruGreen ChemLawn. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end. Deferred customer acquisition costs increased slightly, reflecting the seasonality in the lawn care operations. In the winter and early spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. These direct and incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the calendar year-end. The Company capitalizes sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale, and are amortized over its initial term.

Property and equipment increased from year-end levels primarily reflecting the InStar acquisition as well as general business growth. The Company does not have any material capital commitments at this time.

The increase in accounts payable from year-end levels reflects the acquisition of InStar as well as seasonality and growth at several of the business units. Deferred revenue increased from year-end levels, reflecting growth in warranty contracts written at American Home Shield, an increase in the amount of pest control customer prepayments partially offset by a decrease from year-end 2005 levels in customer prepayment balances for lawn care services. Payroll and related expenses have decreased from year end levels reflecting incentive compensation payments related to 2005 performance that had been accrued at year-end and paid in 2006 as well as lower incentive compensation accruals through September 30, 2006 compared to the prior year.

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

Total shareholders’ equity was approximately $1.0 billion at September 30, 2006, slightly less than the balance at December 31, 2005. The slight decrease reflects operating profits in the business offset by the first quarter impairment loss on certain ARS/AMS properties held pending sale, cash dividend payments and share repurchases.

Under federal tax rules, dividends are considered taxable only when paid out of current or accumulated earnings and profits as defined under federal tax laws. As a result of its December 1997 reincorporation, the Company only began generating corporate earnings and profits for tax purposes in 1998. Since 1998, earnings and profits for tax purposes have been reduced by dividend payments, amortization of intangible assets for tax reporting, deductions relating to business closures and the timing of certain other tax-related items. The Company currently expects that less than five percent of its 2006 dividends on common stock will be taxable as dividend income for federal income tax purposes. This is lower than the 2005 dividend taxability of 87 percent, primarily due to one-time effects of the dispositions of American Residential Services and American Mechanical Services. The 2006 estimate is lower than previously disclosed due to the disposition effect noted above and a reduced level of expected earnings for 2006. Any portion of the dividend that is not taxable would be treated as a return of capital and would generally be applied to reduce the cost basis of the shares.

DISCONTINUED OPERATIONS

Revenues for the third quarter from the combined American Residential Services (ARS) and American Mechanical Services (AMS) businesses, which were sold during the third quarter of 2006, totaled $141 million in 2006 and $208 million in 2005. For the nine months, revenues were $519 million in 2006 and $570 million in 2005. The decline in revenue was impacted in part by the sale of AMS part way through the third quarter (in July) of 2006. During the first quarter of 2006, the Company recorded a ($25) million after-tax impairment charge for expected losses on the disposition of certain ARS/AMS properties held pending for sale. Related to the sales of the ARS and AMS businesses, the Company recorded an after-tax net loss of ($.7) million.

The assets and liabilities related to discontinued operations have been classified in separate captions in the Condensed Consolidated Statements of Financial Position. The assets and liabilities of discontinued operations have declined from year-end levels resulting from the sales of the ARS and AMS businesses.

As part of the ARS and AMS sale agreements, the Company guaranteed third parties with respect to bonds (primarily performance and license type), operating leases for which the Company has been released as being the primary obligor, real estate leased and operated by buyers, and other guarantees of payment. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company’s obligations related to these guarantees is not significant. Accordingly, no liability has been recorded related to these guarantees.

Forward-Looking Statements

The Company’s Form 10-Q filing contains or incorporates by reference statements concerning future results and other matters that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that these forward-looking statements, which look forward in time and include everything other than historical information, be subject to the safe harbors created by such legislation. The Company notes that these forward-looking statements involve risks and uncertainties that could affect its results of operations, financial condition or cash flows. Factors that could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following (among others): the successful transition of a new Chairman and CEO; the successful consolidation of headquarters in Memphis; weather conditions that affect the demand for the Company’s services; changes in the source and intensity of competition in the markets served by the Company; labor shortages or increases in wage rates; unexpected increases in operating costs, such as higher insurance premiums, self insurance and health care claim costs; higher fuel prices; changes in the types or mix of the Company’s service offerings or products; increased governmental regulation, including telemarketing and environmental restrictions; general economic conditions in the United States, especially as they may affect home sales or consumer spending levels; time, expenses and cash flows associated with integrating, selling, or winding down businesses; and other factors described from time to time in documents filed by the Company with the Securities and Exchange Commission.

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

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88 percent on the notional amount. The impact of these swap transactions was to convert $165 million of the Company’s debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR (9.0 percent average rate during the nine months ended September 30, 2006).

The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is not material to its overall results of operations. On a gross basis, the Company’s adverse exposure to rising interest rates principally relates to interest payments on floating rate debt ($393 million at September 30, 2006) and payments on operating leases that are tied to floating interest rates. These operating leases consist of approximately $68 million of funding outstanding under the Company’s real estate operating lease facilities as well as fleet and equipment operating leases (approximately $240 million in residual value). The Company’s exposure to interest expense based on floating rates is partially offset on a net basis by floating rate investment income earned on its cash and marketable securities balances. The Company estimates that on a net basis, each one percentage point change in interest rates would result in a change of less than $.01 in earnings per share on an annual basis.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company’s credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at September 30, 2006, a one rating category improvement in the Company’s credit ratings would reduce pretax annual expense by approximately $0.5 million. A one rating category reduction in the Company’s credit ratings would increase pretax expense on an annualized basis by approximately $1.1 million.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On September 29, 2006, the United States Attorney’s Office for the Southern District of Florida (“U.S. Attorney’s Office) filed an Information against InStar Services Group, Inc. that charged InStar with two felony counts of violating the Clean Air Act. InStar and the U.S. Attorney’s Office entered into a plea agreement that was approved by the Court on November 8, 2006. Under the plea agreement, InStar pled guilty to the two felony counts and the U.S. Attorney’s Office agreed not to file any additional criminal charges in the Southern District of Florida against InStar. The plea agreement requires InStar to implement an environmental compliance plan, be placed on probation for a period of up to five years, pay a fine of $500,000 for each count, and make a contribution of $2,000,000 to the Florida Environmental Task Force Trust Fund. Under the plea agreement, the Company has agreed to take all reasonable steps necessary to ensure the implementation and enforcement of the environmental compliance plan by InStar.

Since the conduct of InStar that is the subject of the plea agreement occurred prior to the Company’s acquisition of InStar, the Company is seeking indemnification from the sellers of InStar for the amount of its damages and expenses including fines, contributions and attorneys’ fees up to $5.5 million. The Company believes that it is clearly entitled to complete indemnification under the terms of the acquisition agreement.

The Company believes that any disruption to the InStar business arising from the plea will not have a material effect on the Company’s financial condition or results of operations.

Item 1A: Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, and the factors presented in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, the following risk factors should also be considered in evaluating the Company.

Consolidation of Corporate Offices affects financial performance

ServiceMaster’s future success and financial performance depends substantially on its ability to attract and retain skilled employees and senior executive leaders within the Company. On October 30, 2006, the Company announced that it will consolidate its corporate headquarters into its operations center in Memphis, Tennessee. The Company’s current headquarters at Downers Grove, Illinois, will be closed with the transition to Memphis scheduled to be completed by July, 2007. ServiceMaster could experience difficulty in immediately filling job vacancies created by employees and executives deciding not to relocate to Memphis, positions within the Company which could affect ServiceMaster’s success and financial performance until replacements are hired and trained.

Compliance with Subsidiary environmental compliance plan could affect financial performance.

The plea agreement entered into between InStar Services Group, Inc. and the United State’s Attorney’s Office for the Southern District of Florida will require ongoing monitoring and compliance by InStar for the next five years, violation of which could potentially result in further fines, loss of licenses, loss of certain federal grants and procurement contracts, and possible criminal sanctions. As part of InStar’s plea agreement with the Untied States Attorney’s Office, InStar has agreed to implement a comprehensive environmental compliance plan. The environmental compliance plan requires, among other things, mandatory training for all InStar employees on the proper identification, handling and management of hazardous substances, internal monitoring and audits of the compliance plan, and third-party auditing and reporting of compliance with the plan. If the compliance plan is not fulfilled and the plea agreement is violated, potential risks to the Company include additional and substantial fines, expanded investigation and prosecution by the United States Attorney’s Office, loss of certain key contractor licenses currently held by InStar, loss of federal grants and procurement contracts for InStar, negative media exposure and damage to the Company’s reputation that could result in loss of business for InStar and other business units within the Company, and possible criminal sanctions.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases:

In February 2006, the Board of Directors authorized $250 million for share repurchases. This authorization replaces the unused portion ($30 million at December 31, 2005) from the previous authorization approved in July 2000. The following table summarizes the Company’s share repurchases for the three months ended September 30, 2006 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as the Company’s commitment to maintain investment grade credit ratings and other strategic investment opportunities.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan

July 1, 2006 through July 30, 2006	—	$—	—	$221,000,000

August 1, 2006 through August 31, 2006	3,136,200	$10.81	3,136,200	$187,000,000

September 1, 2006 through September 30, 2006	698,700	$11.47	698,700	$179,000,000

Total	3,834,900	$10.93	3,834,900

Item 6: Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) or 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) or 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006
THE SERVICEMASTER COMPANY
(Registrant)

	By:	/s/ Ernest J. Mrozek

Ernest J. Mrozek
President and Chief Financial Officer