Form 10-K
period 2006-12-31
SERVICEMASTER CO
filed 2007-02-27
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14762
THE SERVICEMASTER COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-3858106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

860 Ridge Lake Boulevard, Memphis, Tennessee 38120
(Address of principal executive offices, including zip code)

(901) 597-1400
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
Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2006 was $2,971,030,007

The number of shares of the registrant’s common stock outstanding as of February 22, 2007 was 291,736,000

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

THE SERVICEMASTER COMPANY
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

The ServiceMaster Company (“ServiceMaster”) is a national company serving both residential and commercial customers. Its services include lawn care, landscape maintenance, termite and pest control, home warranty, disaster response and reconstruction, cleaning and disaster restoration, house cleaning, furniture repair, and home inspection. As of December 31, 2006, ServiceMaster provided these services through a network of approximately 5,500 company-owned locations and franchise licenses operating under the following leading brands: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield, InStar, Merry Maids, ServiceMaster Clean, Furniture Medic and AmeriSpec. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

ServiceMaster is organized into five principal operating segments: TruGreen LawnCare, TruGreen LandCare; Terminix; American Home Shield; and Other Operations and Headquarters. All ServiceMaster subsidiaries are wholly owned, except for The Terminix International Company L.P., in which a third party is a Class B limited partner. The financial information for each operating segment for 2006, 2005 and 2004 is contained in Part II, Item 8 of this Form 10-K.

STRATEGIC ALTERNATIVES

On November 28, 2006, ServiceMaster announced that its Board of Directors has decided to explore strategic alternatives designed to maximize value for shareholders. The Board has retained Morgan Stanley and Goldman Sachs as its financial advisors and Sidley Austin as its legal advisor to facilitate the process. There can be no assurance that any particular alternative will be pursued or any transaction will occur, or on what terms. ServiceMaster does not plan to release additional information about the status of the review of strategic alternatives until a definitive agreement is entered into or the process is otherwise completed.

SERVICES

The following table shows the percentage of ServiceMaster’s consolidated revenue from continuing operations derived from each of ServiceMaster’s reportable segments in the years indicated:

Segment	2006	2005	2004

TruGreen LawnCare	31%	32%	32%
TruGreen LandCare	13%	14%	14%
Terminix	31%	33%	33%
American Home Shield	16%	16%	16%
Other Operations and Headquarters	9%	5%	5%

TruGreen LawnCare Segment

The TruGreen LawnCare segment provides lawn care services primarily under the TruGreen LawnCare brand name. Revenues derived from the TruGreen LawnCare segment constituted 31%, 32% and 32% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2006, 2005 and 2004, respectively. The TruGreen LawnCare business is seasonal in nature. Weather conditions, such as a drought, or snow in the late spring or fall, can affect the demand for lawn care services and may result in a decrease in revenues or an increase in costs.

TruGreen LawnCare is the leading provider of lawn care services in the United States serving both residential and commercial customers. As of December 31, 2006, TruGreen LawnCare provided these services in 43 states and the District of Columbia through 209 company-owned locations and 55 franchised locations. As of December 31, 2006, TruGreen LawnCare also provided lawn care services through a subsidiary in Canada and has licensing arrangements with licensees who provide these services in Japan and the United Kingdom.

TruGreen LandCare Segment

The TruGreen LandCare segment provides landscape maintenance services primarily under the TruGreen LandCare brand name. Revenues derived from the TruGreen LandCare segment constituted 13%, 14% and 14% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2006, 2005 and 2004, respectively. The TruGreen LandCare business is seasonal in nature. Weather conditions such as a drought can affect the demand for landscape maintenance services, or declines in the volume of snow fall can affect the level of snow removal services, and may result in a decrease in revenues or an increase in costs.

TruGreen LandCare is a leading provider of landscape maintenance services in the United States serving primarily commercial customers. As of December 31, 2006, TruGreen LandCare provided these services in 43 states and the District of Columbia through 102 company-owned locations and had no international operations.

Terminix Segment

The Terminix segment provides termite and pest control services primarily under the Terminix brand name. Revenues derived from the Terminix segment constituted 31%, 33% and 33% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2006, 2005 and 2004, respectively. The Terminix business is seasonal in nature. The termite swarm season, which generally occurs in early spring but varies by region depending on climate, leads to the highest demand for termite control services and therefore the highest level of revenues. Similarly, increased pest activity in the warmer months leads to the highest demand for pest control services and, therefore, the highest level of revenues.

Terminix is the leading provider of termite and pest control services in the United States serving both residential and commercial customers. As of December 31, 2006, Terminix provided these services in 47 states and the District of Columbia through 394 company-owned locations and 134 franchised locations. As of December 31, 2006, Terminix also provided termite and pest control services through a subsidiary in Mexico and has licensing arrangements whereby licensees provide these services in 10 other countries, primarily in Japan, the Caribbean and the Middle East.

American Home Shield Segment

The American Home Shield segment provides home warranty contracts for systems and appliances primarily under the American Home Shield brand name and home inspection services primarily under the AmeriSpec brand name. Revenues derived from the American Home Shield segment constituted 16%, 16% and 16% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2006, 2005 and 2004, respectively. The American Home Shield and AmeriSpec businesses are seasonal in nature. Sales volume in the American Home Shield segment depends, in part, on the number of home resale closings, which historically has been highest in the spring and summer months. American Home Shield’s costs related to service call volume are highest in the summer months, especially during periods of unseasonably warm temperatures.

                American Home Shield. American Home Shield is the leading provider of home warranty contracts for systems and appliances in the United States. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, hot water heaters and other covered appliances that break down due to normal wear and tear and services those contracts through independent repair contractors. As of December 31, 2006, American Home Shield issued and administered home warranty contracts in 49 states and the District of Columbia and had no international operations.

                AmeriSpec.   AmeriSpec is a leading provider of home inspection services in the United States serving residential customers. As of December 31, 2006, AmeriSpec provided these services in 46 states and the District of Columbia through one company-owned location and 210 franchised locations. AmeriSpec also provided home inspection services through a subsidiary in Canada.

Other Operations and Headquarters Segment

The Other Operations and Headquarters segment provides disaster response and reconstruction services under the InStar brand name, residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, domestic house cleaning services primarily under the Merry Maids brand name and on-site furniture repair and restoration services primarily under the Furniture Medic brand name. The Other Operations segment also includes ServiceMaster’s headquarters functions. Revenues derived from the Other Operations and Headquarters segment constituted 9%, 5% and 5% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2006, 2005 and 2004, respectively.

                InStar.   InStar is a leading direct provider of disaster response and reconstruction services for customers in the United States. As of December 31, 2006, InStar provided these services in 33 states and the District of Columbia through 21 company-owned locations and had no international operations.

                ServiceMaster Clean. ServiceMaster Clean is a leading franchisor in the residential and commercial disaster restoration and cleaning field in the United States. As of December 31, 2006, ServiceMaster Clean provided these services in all 50 states and the District of Columbia through 3,211 franchise licenses. As of December 31, 2006, ServiceMaster Clean also provided disaster restoration and cleaning services through subsidiaries in Canada, Ireland, the United Kingdom and Spain and had entered into licensing arrangements to provide these services in seven other countries, primarily in Asia and the Middle East.

                Merry Maids. Merry Maids is a leading provider of domestic house cleaning services in the United States. As of December 31, 2006, these services were provided in 48 states and the District of Columbia through 72 company-owned locations and 767 franchise licenses. As of December 31, 2006, Merry Maids also provided domestic house cleaning services through subsidiaries in Canada, Denmark, Ireland and the United Kingdom and had entered into licensing arrangements to provide these services in six other countries, primarily in Asia.

                Furniture Medic. Furniture Medic is a leading provider of on-site furniture repair and restoration services in the United States serving residential customers. As of December 31, 2006, Furniture Medic provided these services in 49 states and the District of Columbia through 318 franchise licenses. As of December 31, 2006, Furniture Medic also provided on-site furniture repair and restoration services through subsidiaries in Canada and the United Kingdom and had entered into licensing arrangements to provide these services in Saudi Arabia.

ACQUISITIONS AND DISPOSITIONS

                Purchase of InStar Services Group. In February 2006, ServiceMaster acquired InStar, a leading provider of disaster response and reconstruction services for approximately $85 million in cash.

                Sales of American Residential Services (“ARS”) and American Mechanical Services (“AMS”).  In the third quarter of 2006, ServiceMaster completed the sales of ARS and AMS generating gross cash proceeds of approximately $115 million, which was used to reduce outstanding debt balances. The ARS and AMS operations provided heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair services.

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

HEADQUARTER FUNCTIONS

The Business Support Center coordinates administration of payroll, benefits, risk management, travel and certain procurement services for ServiceMaster’s internal operations. Various administrative support departments also provide personnel, communications, marketing, government and public relations, administrative, accounting, financial, tax, human resources, information technology and legal services. As of December 31, 2006, the Business Support Center is headquartered in Downers Grove, Illinois. In October 2006, the Board of Directors of the Company approved a plan to consolidate during 2007 the Business Support Center into the Company’s operations support center in Memphis, Tennessee.

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

ServiceMaster holds various service marks, trademarks and trade names, such as Terminix, TruGreen LawnCare, TruGreen LandCare, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec, InStar and Furniture Medic, that it deems particularly important to the advertising and franchising activities conducted by each of its operating segments. These marks are registered in the United States and over 96 other countries and are renewed at each registration expiration date.

FRANCHISES

Franchises are important to TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Total franchise fees (initial and recurring) represented 3.5%, 3.4% and 3.3% of consolidated revenue in 2006, 2005 and 2004, respectively. Related franchise operating expenses were 2.2%, 2.1% and 2.1% of consolidated operating expenses in 2006, 2005 and 2004, respectively. Total franchise related profits comprised 11.3%, 10.5% and 10.3% of consolidated operating income before headquarters overhead and restructuring charges in 2006, 2005 and 2004, respectively. Franchise agreements made in the course of these businesses are generally for a term of five to ten years. The majority of these franchise agreements are renewed prior to expiration. The majority of international licenses are for ten year terms.

COMPETITION

ServiceMaster competes with many other companies in the sale of its services, franchises and products. The principal methods of competition in ServiceMaster’s businesses include quality and speed of service, name recognition and reputation, pricing and promotions, customer satisfaction, brand awareness, professional sales forces, and reputation/referrals. Competition in all of the Company’s markets is strong.

                Lawn Care Services. Competition in the market for lawn care services comes mainly from local, independently owned firms and from homeowners who care for their own lawns. Scott’s continues to expand towards a more national footprint.

                Landscape Maintenance Services. Competition in the market for commercial landscape maintenance services comes mainly from small, owner-operated companies operating in a limited geographic market and, to a lesser degree, from a few large companies (Brickman and Valley Crest) operating in multiple markets, and from property owners who perform their own landscaping services.

                Termite and Pest Control Services. Competition in the market for termite and pest control services comes mainly from thousands of regional and local, independently owned firms, from homeowners who treat their own termite and pest control problems, and from Orkin, Inc., a subsidiary of Rollins, Inc., which operates on a national basis. Ecolab competes nationally in the commercial pest control segment.

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

                Residential & Commercial Disaster Restoration and Cleaning Services. Competition in the market for disaster restoration and cleaning services comes mainly from local, independently owned firms and a few national professional cleaning companies.

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

These federal and state laws include laws relating to consumer protection, wage and hour regulations, permit and license requirements, workers’ safety (e.g., the Occupational Safety and Health Act), environmental regulations (e.g., the Clean Air Act) and employee benefits (e.g., the Consolidated Omnibus Budget Reconciliation Act of 1985 and the Employee Retirement Income Security Act of 1974). The TruGreen LawnCare, TruGreen LandCare and Terminix businesses must also meet the Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to their fleets of vehicles. American Home Shield is regulated by the Department of Insurance in certain states and the Real Estate Commission in Texas.

Consumer Protection and Telemarketing Matters

ServiceMaster is subject to federal and state laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. Noncompliance with these laws and regulations can subject ServiceMaster to fines or various forms of civil or criminal prosecution, any of which could have an adverse effect on its financial condition, results of operations and cash flows.

The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern ServiceMaster’s telephone sales practices. In addition, many states have adopted statutes and regulations targeted at direct telephone sales activities. The implementation of do-not-call lists requires TruGreen LawnCare, and, to a lesser extent, ServiceMaster’s other operating segments, to seek additional marketing methods and channels.

Franchise Matters

TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic are subject to various federal and state laws and regulations governing franchise sales and marketing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster seeks to comply with regulatory requirements and deal with franchisees in good faith. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including, among other things, payment of royalties, location of branches, advertising, purchase of products by franchisees, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that material disputes with one or more franchisees will not arise.

Environmental Matters

ServiceMaster’s businesses are subject to various federal, state and local laws and regulations regarding environmental matters. Terminix, TruGreen LawnCare and TruGreen LandCare are regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977. ServiceMaster cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2006, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2007. In the first quarter of 2006, Terminix recorded a $2 million charge for costs associated with site remediation at two locations.

EMPLOYEES

On December 31, 2006, ServiceMaster had a total of approximately 32,000 employees.

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

The demand for ServiceMaster’s services is affected by weather conditions. The business of ServiceMaster is also affected by the seasonal nature of its lawn care and landscape maintenance services; termite and pest control services; home warranty and home inspection services; and disaster restoration services. For example, droughts and late spring or fall snow storms can affect the demand for lawn care and landscape maintenance services; extreme weather conditions could result in increased service calls in the home warranty business; and cooler temperatures could impede the development of the termite swarm and lead to lower termite swarm activity.

Competition could reduce ServiceMaster’s market share and hurt its financial performance.

ServiceMaster operates in highly competitive markets. Changes in the source and intensity of competition in the markets served by ServiceMaster impact the demand for its services and may result in additional pricing pressures. For example, the entry of national home-improvement retailers into ServiceMaster’s service lines may impact its financial performance. The principal methods of competition in ServiceMaster’s businesses include quality and speed of service, name recognition, pricing, customer satisfaction and reputation. No assurance can be given that ServiceMaster will be able to compete successfully against current or future competitors and that the competitive pressures that ServiceMaster faces will not result in reduced market share and negatively impact its financial performance.

ServiceMaster’s future success depends on its ability to attract and retain trained workers.

ServiceMaster’s future success and financial performance depends substantially on its ability to attract, retain, and train workers. ServiceMaster’s ability to expand its operations is in part impacted by its ability to increase its labor force. In the event of a labor shortage, ServiceMaster could experience difficulty in delivering its services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain employees, which would result in higher operating costs.

Increases in operating costs affect ServiceMaster’s financial performance.

ServiceMaster’s financial performance is affected by factor costs, such as labor, health care, vehicle, fuel, self-insurance, and insurance premiums. In particular, ServiceMaster’s financial performance is affected by increases in operating costs, such as the increased fuel costs experienced in 2006.

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

ServiceMaster plans to continue to pursue opportunities to expand through acquisitions. Acquisition activity includes “tuck-in” acquisitions in existing service lines and may include acquisitions in new service lines (e.g., InStar). ServiceMaster’s ability to continue to make acquisitions at reasonable prices and to integrate the acquired businesses are important factors in ServiceMaster’s future growth. ServiceMaster cannot assure that it will be able to manage or integrate acquired businesses successfully. Any inability on ServiceMaster’s part to consolidate and manage growth from acquired businesses could have an adverse effect on ServiceMaster’s financial performance.

Changes in general economic conditions and consumer confidence affect the demand for ServiceMaster’s services.

Changes in general economic conditions and consumer confidence affect the demand for ServiceMaster’s services. Unfavorable general economic conditions, including, but not limited to, changes in interest rates, fuel and oil prices, and unemployment rates could reduce consumer confidence and related spending levels and, in turn, reduce the demand for ServiceMaster’s services.

Consolidation of corporate offices could affect financial performance.

ServiceMaster’s future success and financial performance depends substantially on its ability to attract and retain skilled employees and senior executive leaders within the Company. On October 30, 2006, the Company announced that it will consolidate its corporate headquarters into its operations support center in Memphis, Tennessee. The Company’s current headquarters in Downers Grove, Illinois, will be closed with the transition to Memphis scheduled to be completed by November, 2007. ServiceMaster could experience difficulty in immediately filling job vacancies created by employees and executives deciding not to relocate to Memphis, or effectively training and transitioning the new employees, which could affect ServiceMaster’s success and financial performance until replacements are hired and trained.

Compliance with subsidiary environmental plan could affect financial performance.

The plea agreement entered into between InStar Services Group, Inc. and the United State’s Attorney’s Office for the Southern District of Florida will require ongoing monitoring and compliance by InStar for up to five years, violation of which could potentially result in further fines, loss of licenses, loss of certain federal grants and procurement contracts, and possible criminal sanctions. As part of InStar’s plea agreement with the Untied States Attorney’s Office, InStar has agreed to implement a comprehensive environmental compliance plan. The environmental compliance plan requires, among other things, mandatory training for all InStar employees on the proper identification, handling and management of hazardous substances, internal monitoring and audits of the compliance plan, and third-party auditing and reporting of compliance with the plan. If the compliance plan is not fulfilled and the plea agreement is violated, potential risks to the Company include additional and substantial fines, expanded investigation and prosecution by the United States Attorney’s Office, loss of certain key contractor licenses currently held by InStar, loss of federal grants and procurement contracts for InStar, negative media exposure and damage to the Company’s reputation that could result in loss of business for InStar and other business units within the Company, and possible criminal sanctions.

ServiceMaster is subject to a number of risks that might cause ServiceMaster’s actual results to differ materially from its expressed or implied forecasts, targets or projections, including:

•	Litigation against ServiceMaster, particularly any class action litigation;

•	Changes in senior management;

•	Legislation or other governmental action that detrimentally impacts ServiceMaster;

•	Unexpected outcome of any Internal Revenue Service audit;

•	New accounting pronouncements or changes in accounting policies; and

•	Impairment of goodwill or other intangible assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

BUSINESS SUPPORT CENTER

ServiceMaster leases office space to accommodate personnel from the Business Support Center presently located in Downers Grove, Illinois. ServiceMaster has exercised an option to terminate the lease as of June 30, 2008 in connection with the consolidation of corporate offices in Memphis, Tennessee. ServiceMaster also leases office space in Memphis as described below to accommodate Memphis-based personnel from the Business Support Center. ServiceMaster believes that these office facilities are suitable and adequate to support the Business Support Center’s current needs.

OPERATING COMPANIES

The headquarters for TruGreen LawnCare, TruGreen LandCare and Terminix, are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Home Shield and AmeriSpec are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, Merry Maids and Furniture Medic and a training facility are located in leased premises at 3839 Forest Hill Irene Road, Memphis, Tennessee. In addition, ServiceMaster leases space for a call center located at 6399 Shelby View Drive, Memphis, Tennessee; offices located at 850 and 855 Ridge Lake Boulevard, Memphis, Tennessee; a training facility located at 1650 Shelby Oaks Drive North, Memphis, Tennessee; and a warehouse located at 1575 Two Place, Memphis, Tennessee. ServiceMaster believes that the headquarters, call center facility, offices, training facilities and warehouse located in Memphis are suitable and adequate to support both the current needs of its operating companies in the Memphis area and may be adequate to support the additional needs resulting from the consolidation of offices in Memphis.

ServiceMaster’s operating companies own and lease a variety of facilities principally in the United States for branch and service center operations and for office, storage, call center and data processing space. The following chart identifies the number of owned and leased facilities for each operating company. ServiceMaster believes that these facilities, when considered with the headquarters, call center facility, offices, training facilities and warehouses described above, are suitable and adequate to support the current needs of its business.

Operating Company	Owned Facilities	Leased Facilities

TruGreen LawnCare	5	316
TruGreen LandCare	2	173
Terminix	11	472
American Home Shield	1	5
ServiceMaster Clean	0	9
Merry Maids	0	71
InStar	0	26

ITEM 3. LEGAL PROCEEDINGS

U. S. Environmental Protection Agency (“EPA”) Subpoena For Documents And Federal Grand Jury Investigation of InStar Services Group, LLC

On November 8, 2006, InStar Services Group entered into a plea agreement with the United States Attorney’s Office for the Southern District of Florida requiring that InStar implement an environmental compliance plan, be placed on probation for a period of up to five years, pay a fine of $0.5 million for each count, and make a contribution of $2.0 million to the Florida Environmental Task Force Trust Fund. Under the plea agreement, the Company has agreed to take all reasonable steps necessary to ensure the implementation and enforcement of the environmental compliance plan by InStar.

Since the conduct of InStar that was the subject of the plea agreement occurred prior to the Company’s acquisition of InStar, the Company pursued indemnification from the sellers of InStar for its damages and expenses including fines, contributions and attorneys’ fees. On December 19, 2006, the Company, InStar and the sellers entered into a settlement agreement and mutual release. The sellers paid InStar $5 million in full settlement of all claims of InStar and/or the Company arising from the sale of InStar to the Company.

New York Department of Environmental Conservation Notice of Violation to Terminix

On July 21, 2006, the New York State Department of Environmental Conservation, Division of Legal Affairs, Region 4 (“NYDEC”), sent to Terminix a certified letter enclosing a Notice of Hearing, Pre-Hearing Conference and Complaint, naming as Respondents Terminix and seven individuals employed by four Terminix branches located in New York. The Complaint alleges various violations by the Respondents of Article 33 of the Environmental Conservation Law of the State of New York and Part 20 et seq. of Title 6 of the Official Compilation of Codes, Rules and Regulations and seeks a fine, the submission of a plan by the Respondents through a third-party consultant for evaluating purported training, record-keeping, employee license certifications and pesticide label distribution issues at four New York branches and the submission of a plan to address any issues identified during such evaluation.

On September 29, 2006, Terminix filed on behalf the Respondents an Answer and Affirmative Defenses. Terminix has met with the NYDEC since the filing of its Answer and Affirmative Defenses to discuss the resolution of the matter and has provided the NYDEC with settlement proposals. Following receipt of Terminix’s most recent submittal addressing issues raised by the NYDEC in its Complaint, on January 29, 2007, the NYDEC advised Terminix of its desire to begin settlement discussions with Terminix. On February 7, 2007, the NYDEC and Terminix agreed to a payment of a $150,000 fine, contingent upon the parties reaching an agreement on future licensing/certification protocols and consent agreement language. Terminix believes the current reserve recorded for this matter is appropriate.

New York Department of Environmental Conservation Notice of Violation to TruGreen LawnCare

On or about March 31, 2006, TruGreen LawnCare received a Notice of Violation (“NOV”) from the New York Department of Environmental Conservation (“NYDEC”) alleging 61 violations of New York pesticide law related to residential lawn applications occurring in New York over a 6-year period. The alleged violations include applying pesticides without signed contracts, applying pesticides without providing warning labels, expired applicator licenses, improper posting, undocumented training records, failing to comply with labeling requirements, improper application, and other, similar application issues. None of the allegations claim property damage or harm to humans, wildlife or the environment. After initial discussions between the NYDEC and TruGreen LawnCare, the NYDEC agreed to drop certain violations from the original NOV. However, new allegations similar to the original NOV were added in late 2006 and currently there remain 52 alleged violations. In January of 2007, the NYDEC made an initial civil penalty demand against TruGreen LawnCare in the amount of $260,000 to resolve these alleged violations and negotiations are on-going. TruGreen LawnCare believes the current reserve recorded for this matter is adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Form 10-K, no matters were submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ServiceMaster’s common stock is traded on the New York Stock Exchange under the symbol “SVM.” At February 22, 2007, ServiceMaster’s common stock was held of record by approximately 65,000 persons. ServiceMaster estimates that approximately 53,000 persons held shares of its common stock in the names of nominees as of that date.

Quarterly Cash Dividends and Price Per Share Data

The following tables set forth the cash dividends and quarterly prices of ServiceMaster’s common stock, as reported on the New York Stock Exchange Composite Transactions:

	2006		2005		2004

Cash Dividends Per Share:		% Chg		% Chg

First Quarter	$0.11	0%	$0.11	5%	$0.105
Second Quarter	0.11	0	0.11	5	0.105
Third Quarter	0.12	9	0.11	0	0.11
Fourth Quarter	0.12	9	0.11	0	0.11

	$0.46	5%	$0.44	2%	$0.43

	2006		2005		2004

Price Per Share:	High	Low	High	Low	High	Low

First Quarter	$13.62	$11.89	$13.90	$12.74	$12.05	$10.65
Second Quarter	13.15	10.19	13.90	12.50	12.50	11.35
Third Quarter	11.94	9.66	13.93	13.10	13.25	11.12
Fourth Quarter	13.50	10.65	14.28	11.69	13.87	12.30

In February 2006, ServiceMaster’s Board of Directors authorized $250 million for share repurchases. As presented in the following table, there were no share repurchases of ServiceMaster’s common stock for the three months ended December 31, 2006 under its share repurchase authorization. Decisions relating to any future share repurchases will depend on various factors such as ServiceMaster’s commitment to maintain investment grade credit ratings and other strategic investment opportunities.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

October 1-31, 2006	—	$—	—	$179,000,000

November 1-30, 2006	—	$—	—	$179,000,000

December 1-31, 2006	—	$—	—	$179,000,000

Total	—	$—	—

ITEM 6. SELECTED FINANCIAL DATA Five-Year Financial Summary
(In thousands, except per share data)	2006	2005	2004	2003	2002

Operating Results:
Operating revenue	$3,429,145	$3,239,478	$3,068,068	$2,895,028	$2,781,829
Operating income (1)	326,322	340,083	324,308	110,655	315,357
Percentage of operating revenue	9.5%	10.5%	10.6%	3.8%	11.3%
Non-operating expense	43,693	45,385	53,464	58,394	93,152
Provision (benefit) for income taxes (1), (2)	96,061	114,137	(45,779)	54,716	76,949

Income (loss) from continuing operations (1), (2)	186,568	180,561	316,623	(2,455)	145,256

Income (loss) from discontinued operations, net of income taxes (1)	(16,869)	18,364	14,604	(222,232)	11,738

Net income (loss)	$169,699	$198,925	$331,227	$(224,687)	$156,994

Earnings (loss) per share:
Basic	$0.59	$0.68	$1.14	$(0.76)	$0.52
Diluted:
Income (loss) from continuing operations (1), (2)	$0.64	$0.61	$1.06	$(0.01)	$0.47
Income (loss) from discontinued operations (1)	(0.06)	0.06	0.06	(0.75)	0.04

Diluted earnings (loss) per share	$0.58	$0.67	$1.11	$(0.76)	$0.51

Shares used to compute basic earnings per share	289,765	291,251	290,514	295,610	300,383
Shares used to compute diluted earnings per share	299,362	296,807	303,568	295,610	305,912

Cash dividends per share	$0.46	$0.44	$0.43	$0.42	$0.41
Share price range:
High price	$13.62	$14.28	$13.87	$12.10	$15.50
Low price	$9.66	$11.69	$10.65	$8.95	$8.89

Financial Position:
Total assets	$3,117,463	$3,028,870	$3,140,202	$2,956,426	$3,414,938
Total liabilities	1,928,605	1,874,230	2,048,667	2,039,600	2,095,929
Total debt outstanding	690,422	658,150	805,088	819,271	835,475
Minority interest	100,000	100,000	100,000	100,309	100,309
Shareholders’ equity (1), (2)	1,088,858	1,054,640	991,535	816,517	1,218,700

(1)
The 2006 results include restructuring charges for severance, as well as costs associated with Project Accelerate, the Company’s initiative to improve the effectiveness and efficiency of its functional support areas, and accruals for employee retention and severance to be paid in future periods that are related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. The restructuring charges totaled $21.6 million pretax, $6.9 million after-tax and $0.02 per diluted share. The after-tax impact of the restructuring charges includes approximately $6 million of non-recurring net operating loss carryforward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in Memphis.

In accordance with SFAS 142, the Company’s goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test. In the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its TruGreen LandCare business unit. This charge, which is included in the results of continuing operations for 2003, totaled $189 million pre tax, $156 million after-tax, and $0.53 per diluted share. Also in the third quarter of 2003, the Company recorded a non-cash impairment charge of $292 million pretax, $227 million after-tax, associated with the goodwill and intangible assets of certain sold operations and this charge is classified within the financial statement caption “discontinued operations”.

(2)
In the fourth quarter of 2006, the Company recorded a reduction in income tax expense of $7 million ($0.02 per diluted share) resulting from the favorable resolution of state tax items related to a prior non-recurring transaction.

Related to a comprehensive agreement with the Internal Revenue Service regarding its examination of the Company’s federal income taxes through the year 2002, the Company recorded a non-cash reduction in its 2004 tax provision, thereby increasing net income by approximately $159 million. Approximately $150 million related to continuing operations ($.49 per diluted share) and $9 million related to discontinued operations ($.03 per diluted share). See the “Income Taxes” note in the Notes to the Consolidated Financial Statements.

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Review of 2006 and Outlook for 2007

ServiceMaster (the “Company”) is encouraged by its strong finish to 2006. For the year, the Company achieved revenue and earnings growth despite an unusual combination of challenges it faced during the year. These challenges included a very weak termite swarm, a significant softening in home resales, rapid increases in fuel, health care and interest costs, and the impact on American Home Shield’s claims costs of new energy efficiency legislation. The Company overcame these challenges with steady and significant gains in customer retention, continued sharp improvement in the development of prior year safety claims, and savings from Project Accelerate and other cost control initiatives.

The Company is encouraged by improvement in certain key fundamentals of its businesses. Customer retention, a top priority across the company, improved in every business unit. In 2006, the Company expanded its sales channels, with 600,000 customer contracts coming from direct mail. The Company gained over 100,000 customers from leads generated from the Internet. American Home Shield launched its new business partnership with Realogy, the world’s largest real estate brokerage firm, which includes the Coldwell Banker, Century 21 and ERA brands. In addition, the Company successfully divested American Residential Services and American Mechanical Services, to concentrate its resources and management focus on a stronger portfolio of services.

On November 28, 2006, the Company announced that its Board of Directors has decided to explore strategic alternatives designed to maximize value for shareholders. The Board has retained Morgan Stanley and Goldman Sachs as its financial advisors and Sidley Austin as its legal advisor to facilitate the process. There can be no assurance that any particular alternative will be pursued or any transaction will occur, or on what terms.

The Company’s plan for 2007 focuses on four key areas:

(1) The Company’s relationships with customers – The Company is taking action to decrease churn and increase customer retention. TruGreen LawnCare will continue to rollout additional Lawn Quality Audits (LQA’s) to increase customer satisfaction and retention. The Company has already seen promising results from this new initiative. Not only is the Company reducing its reliance on telemarketing, but it is significantly reshaping and repositioning its phone sales to focus on re-engaging both former and existing customers.

(2) The Company’s relationships with associates – The Company is taking action to improve the recruitment, training and retention of its associates. TruGreen LandCare’s TruPotential branch manager training program strives to ensure that the Company will have a consistent level of skilled managers across its branches. American Home Shield’s new Customer Service Center Application equips its associates with the tools and information they need to serve their customers in a way which is both efficient and more satisfying to the customer on the phone.

(3) Innovation – The Company is emphasizing a genuine service culture to delight its customers and build lasting relationships. The Company believes that the LQA’s at TruGreen LawnCare are a significant innovation in customer engagement. In addition, the Company believes that Terminix’s introduction of a new Inspection and Protection Plan is a cost-effective approach that will attract a wide base of new customers, answering their needs in an innovative new way.

(4) Integration and leverage – The Company is redeploying its people and assets to create new opportunities and more effective ways of doing business. To further utilize the talents of its senior management team, the Company created two Group President positions. Katrina Helmkamp oversees the Company’s branch businesses: TruGreen LawnCare, TruGreen LandCare, and Terminix. Scott Cromie oversees the Company’s franchise and virtual businesses: American Home Shield, ServiceMaster Clean, Merry Maids and InStar. The first proof of the power of this integration is the Company’s plan to pilot new shared facilities for TruGreen LawnCare and Terminix pest control branches. The Company believes this concept will generate operational savings and the opportunity to cross-sell services.

In 2007, the Company will stay focused on increasing the retention of its customers and its associates, to ensure that it can consistently deliver a satisfying service experience. The Company will reinvest in the business, particularly in areas that will drive sales and satisfaction. During the Company’s off-season first quarter, incremental investments will be made in people and sales and marketing programs, which the Company believes will contribute to stronger sales and profits later in the year. The Company believes that improving momentum in key fundamentals of its businesses, combined with solid execution of its business plan, should enable it to deliver mid to high single-digit revenue growth in 2007. The Company expects 2007 earnings per share, before restructuring charges, to be in the range of $.67 to $.68. Based on the actions the Company is taking in 2007 and plans to take in the future, the Company’s target is to achieve high single-digit revenue growth, and earnings per share growth progressively increasing to the mid-teen level by 2009, with cash from operations growing and continuing to substantially exceed net income.

2006 Compared with 2005

Revenue from continuing operations for 2006 was $3.4 billion, a six percent increase over 2005. Approximately four percent of the increase in revenue resulted from acquisitions, primarily InStar Services Group (InStar), which was acquired at the end of February 2006.

The Company reported income from continuing operations in 2006 of $187 million and a loss from discontinued operations of ($17) million. Net income (i.e., from both continuing operations and discontinued operations) was $170 million in 2006 compared with $199 million in 2005, and total diluted earnings per share were $.58 in 2006 compared with $.67 in 2005.

Diluted earnings per share from continuing operations were $.64 in 2006 compared with $.61 in 2005. As more fully discussed in the Restructuring Charge section, the diluted earnings per share from continuing operations for 2006 includes restructuring charges net of related tax benefits of $.02 per share ($22 million pre-tax, $7 million after-tax). Additionally, the 2006 results include a reduction in income tax expense of $7 million ($0.02 per diluted share) from the favorable resolution in the fourth quarter 2006 of state tax items related to a prior year non-recurring transaction. Operating income for 2006, which included $22 million in restructuring charges, was $326 million compared with $340 million in 2005. The net change in operating income reflects the impact of the restructuring charges and lower profits in several business segments, which are more fully discussed in the segment reviews, offset in part by continued favorable trending of prior year insurance claims, lower functional support costs and solid profit growth at Terminix.

The Company continued to experience significant increases in some of its key factor costs. Unusually rapid increases in fuel, health care, and interest costs had a combined adverse impact relative to 2005 of approximately $36 million pretax. With respect to fuel, the Company’s fleet, which consumes roughly 30 million gallons annually, continued to be negatively impacted by significant increases in oil prices. Each year, the Company hedges approximately two-thirds of its estimated annual fuel usage. Fuel costs, after the impacts of the hedges, increased approximately $13 million pretax in 2006. Based upon the hedges the Company has executed to date for 2007, as well as current Department of Energy price forecasts, the Company would again expect an incremental adverse impact in 2007, but at a lower rate of increase of approximately $.01 per share, which is meaningful, but less than the almost $.03 per share increase experienced in 2006.

Health care costs continued to experience strong inflationary pressures in 2006. In addition, the Company made incremental investments of approximately $.01 per share in employee health benefits in 2006 as part of its efforts to further enhance employee satisfaction and retention. No similar benefit enhancement will be required in 2007. In total, health care and related costs increased approximately $15 million pretax, or $.03 per share, in 2006. For 2007, the Company estimates that it will absorb approximately $.02 per share of incremental health care costs.

Increases in short term interest rates have adversely impacted the Company’s businesses at both the operating and non-operating income lines by virtue of their effects on variable rate-based fleet and occupancy leases, as well as floating rate debt and investment income. On a combined basis, interest rate increases adversely impacted the Company’s 2006 results by approximately $8 million pretax.

The Company continued to make strides in reducing the costs that it can more directly control. The Company has maintained its focus and momentum in driving down safety-related costs. Total safety-related costs, including the income statement effects of favorable trending of prior year claims, decreased approximately $14 million pretax, or nearly $.03 per share in 2006. The Company believes there is opportunity for further improvement in this area and is still well short of its long-term safety goals. The Company expects continued favorable trending of prior year safety-related claims in 2007; however at a lower rate than the strong results achieved in 2006. In addition, the Company remains ahead of schedule with respect to savings from Project Accelerate, the Company’s initiative to improve the effectiveness and efficiency of its functional support areas. In 2006, the Company realized approximately $.04 per share of net savings, and expects to achieve incremental savings of $.03 per share in 2007.

Restructuring Charges

The 2006 results include restructuring charges for severance, as well as costs associated with Project Accelerate and the costs related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. Combined restructuring charges totaled $21.6 million pretax, $6.9 million after-tax and $.02 per diluted share in 2006. The after-tax impact of the restructuring charges includes approximately $6 million of non-recurring net operating loss carryforward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in Memphis. These pretax charges are reported in the “Restructuring Charges” line in the Consolidated Statements of Operations and are recorded in the Other Operations and Headquarters business segment.

The Company is tracking ahead of schedule with respect to realizing its previously forecasted savings from Project Accelerate. The Company remains confident that it will ultimately realize annual pretax savings in the $25 million to $35 million range, or $.05 to $.07 per share, by 2008. The Company expects to realize these savings progressively with approximately $.04 per share of net savings having been realized in 2006. Most of these savings will benefit the selling, general and administrative line in the statement of operations. Severance and third party professional fees and expenses resulting from the organizational changes made as part of Project Accelerate and severance costs associated with the resignation in the second quarter of the Company’s former Chief Executive Officer totaled $11.2 million, substantially all of which was paid by the end of 2006.

In October 2006, the Board of Directors of the Company approved a plan to consolidate the Company’s headquarters into its operations support center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. The Company believes the consolidation of the Downers Grove support functions and positions with the operating unit leadership in Memphis will improve the speed and effectiveness of communications and decision-making. The transition to Memphis is targeted to be completed by November 2007. In connection with the consolidation plan, the Company expects to incur incremental costs in the range of $30 to $35 million through the end of 2007. Such costs include anticipated employee retention and severance costs, lease termination costs, and recruiting costs. Almost all such costs will be cash expenditures. In accordance with U.S. GAAP, these costs are being expensed over the transition period. The Company recognized approximately $10.4 million of these charges in the fourth quarter of 2006, and the remaining charges will be recognized in 2007.

In addition to the charges noted above, the Company expects to incur certain other cash expenditures throughout the consolidation process. These additional expenditures include training of replacement employees, the costs related to headcount overlap during a transitional training period, and temporary employee staffing, should the need arise. While the estimate of these costs is not yet final, the Company currently expects that they will total approximately $3 million pretax, with virtually all occurring during the first ten months of 2007. In connection with the consolidation, the Company expects to realize reductions in travel and rent costs of approximately $3 million per year, with full realization of these annual savings beginning in 2008. Additionally, savings are expected to be realized from state and local tax incentives. These incentives are expected to be realized over a period of 8 to 20 years, depending on their type, the net present value of which is comparable to the costs of the consolidation.

Operating and Non-Operating Expenses

Cost of services rendered and products sold increased seven percent compared to the prior year and increased as a percentage of revenue to 62.6 percent in 2006 from 62.1 percent in 2005. This increase primarily reflects the impact of fuel and other factor cost increases throughout the enterprise. Selling and administrative expenses increased five percent and decreased as a percentage of revenue to 27.0 percent from 27.2 percent in 2005. The decrease in selling and administrative expenses as a percentage of revenue primarily reflects lower functional support costs and improved sales labor efficiency at Terminix.

Interest income increased $6 million reflecting both higher investment income resulting from an increase in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income), as well as higher investment income experienced on the American Home Shield investment portfolio. It is important to note that investment returns are an integral part of the business model at American Home Shield, and there will always be some market-based variability in the timing and amount of investment returns realized from year to year. Interest expense increased $4 million due to higher debt balances and interest rates.

The effective tax rate for continuing operations was 34 percent in 2006 and 39 percent in 2005. The 2006 effective tax rate is impacted by the tax benefits related to the restructuring charges, which include a non-recurring credit of approximately $6 million of non-recurring net operating loss carryforward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters to Memphis, as well as an approximately $7 million reduction in the 2006 tax expense resulting from the resolution of state tax items related to a prior non-recurring transaction. The Company expects that its effective tax rate for 2007 will approximate 39 percent.

Segment Review (2006 vs 2005)

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

Key Performance Indicators
As of December 31,	2006		2005

TruGreen LawnCare -
Growth in Full Program Contracts	0%		1%
Customer Retention Rate	62.9%		61.2%

Terminix -
Growth in Pest Control Customers	9%	(a)	3%
Pest Control Customer Retention Rate	79.5%	(a)	77.2%

Growth in Termite Customers	0%		0%
Termite Customer Retention Rate	87.5%		87.2%

American Home Shield -
Growth in Warranty Contracts	2%		6%
Customer Retention Rate	58.2%		57.4%

(a) Pest control customer count growth, excluding the impact of the Safeguard Pest Control acquisition completed at the beginning of the fourth quarter of 2006, was 5%. The customer retention rate improvement in 2006, excluding the impact of the Safeguard acquisition added to the customer base, was approximately 170 basis points.

TruGreen LawnCare Segment

The TruGreen LawnCare segment, which includes lawn care services, reported a three percent increase in revenue to $1.05 billion from $1.02 billion in 2005. Operating income totaled $158 million in 2006 compared to $172 million in 2005.

The growth in revenue reflects increased price realization during the year, as well as increases in supplemental and commercial services. At year end, customer counts were comparable to 2005 levels, as strong improvements in retention and the impacts of acquisitions offset a decline in unit sales. Customer retention for the rolling twelve months ended December 31, 2006 increased 170 basis points, a sharp improvement from the declines that existed in the first half of the year. The Company expanded its efforts to improve customer satisfaction and retention. These efforts included the initiation of a program of lawn quality audits (LQA’s), which are customer visits to evaluate the condition of the lawn and landscape. The Company is encouraged by the initial positive results of the LQA program, as the initial retention rates for samples of customers that received an LQA was meaningfully higher than samples of customers that did not receive an LQA. The Company has also implemented faster response standards and follow-up calls on re-services, and improved customer communication and problem resolution procedures. The Company believes that substantial improvement in customer retention can be achieved over the next several years as it expands the LQA program, focuses its efforts on reducing route manager turnover and continues to improve overall communication with customers.

Significant declines in telemarketing sales, due to the expansion of Do-Not-Call lists and caller ID mechanisms, more than offset solid growth in sales from newer channels, including direct mail and neighborhood programs. In 2007 and beyond, the Company will continue to reduce its reliance on telemarketing. Direct mail programs will become more dominant, supplemented by improved and expanded neighborhood, internet and other sales efforts.

The decrease in operating income was attributable to investments in new programs to improve customer satisfaction and retention, as well as increased fuel and fertilizer prices and higher health insurance and variable lease costs. Over the next several years, the Company believes margins will be favorably impacted by improving customer retention, reducing route manager turnover, experiencing more normal increases in key factor costs and better leveraging its infrastructure through improved revenue growth and route density.

Capital employed in the TruGreen LawnCare segment increased seven percent, primarily reflecting the impact of tuck-in acquisitions.

TruGreen LandCare Segment

The TruGreen LandCare segment, which includes landscape maintenance services, reported a two percent decrease in revenue to $444 million from $453 million in 2005 and operating loss of ($0.6) million compared to operating income of $4 million in 2005.

Base contract maintenance revenue was comparable to the prior year. Sales activity at the end of 2006 was strong and there was a modest improvement in customer retention. During 2006, TruGreen LandCare continued to invest in expanding the size and caliber of its sales force and providing it with improved tools and training. These investments have led to steady improvement in the relative size and quality of sales proposals, which the Company believes will support improving growth in base contract maintenance sales in 2007 and future periods.

Enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching, etc.), which represents approximately one-third of LandCare’s revenue, was consistent with 2005 levels, as solid growth early in 2006 was offset by a large amount of fourth quarter 2005 hurricane-related work that did not recur.

The decline in operating results was largely impacted by much lower snow removal revenue due to less snow. Although the Company’s snow removal business accounts for less than five percent of the full year revenue, it has relatively high margins. In 2006, gross profit from snow removal work decreased $6 million from the level in 2005. Over the next several years, the Company’s Plan targets significant margin improvement, which the Company believes will be accomplished through: (1) a better customer mix, reflecting higher average job sizes, stricter pricing on new sales, and the pruning of less profitable jobs, (2) improvements in branch manager selection and training, and (3) increased customer retention from new operating and account management initiatives.

Capital employed in the TruGreen LandCare segment totaled $41 million approximately $7 million more than prior year-end, reflecting the timing and reduced level of accounts payable and accrued expenses.

Terminix Segment

The Terminix segment, which includes termite and pest control services, reported a two percent increase in revenue to $1.08 billion from $1.06 billion in 2005. Operating income increased five percent to $152 million compared to $146 million in 2005.

The Terminix segment’s overall revenue growth reflected solid growth on the pest control side of the business and increases in termite contract renewals, offset in part by a decline in revenue from initial termite applications. Revenue from pest control services, which represents approximately one-half of the annual revenues of the Terminix segment, increased six percent, supported by an improvement in retention, solid growth in unit sales, and the impact of acquisitions. At the beginning of the fourth quarter, Terminix acquired Safeguard Pest Control, a company that operates in 16 markets across the United States with annual revenue of over $23 million. This acquisition had a positive impact on the nine percent overall pest control customer count growth, as well as related retention rates. Excluding this acquisition, the Company achieved a five percent increase in pest control customers and a 170 basis point improvement in related pest control retention rates.

Revenue from initial termite applications declined eight percent as a result of a combination of factors. A weak annual termite swarm season in most regions of the country drove a significant (16 percent) decline in the in flow of sales leads. However, the lead to sales conversion rate for the year improved, resulting in a four percent increase in renewable unit sales. The increase in unit sales was, in turn, offset by the combined effects of a continued shift in mix from the bait service to lower priced liquid treatments, as well as less revenue being recognized in the current year from prior year sales. This latter factor resulted from the change to a new bait product in early 2005. The new bait product has different operational protocols, which required less revenue and profits to be deferred into 2006 than had been deferred into 2005. This factor should not have a recurring impact in 2007 and beyond. Revenue from termite contract renewals increased four percent, supported by improved pricing and gains in retention.

The operating income comparison includes unusual and offsetting items that did not have a significant net impact on comparability of results between years. In 2006, the Company recorded $2 million of costs associated with site remediation at two locations in the first quarter and $4 million of litigation expense in the fourth quarter. Additionally, 2006 included the above-mentioned impact of less deferred bait revenue and profit. Offsetting these items, the Company recorded $10 million of incremental damage claims expense in 2005 due to a correction in estimating prior years’ termite damage claims reserves. The overall growth in operating income primarily resulted from lower termite material costs and improved labor efficiency, offset in part by higher fuel prices and health insurance costs.

Capital employed in the Terminix segment increased seven percent, primarily reflecting the impact of acquisitions.

American Home Shield Segment

The American Home Shield segment, which provides home warranties to consumers that cover HVAC, plumbing and other systems and appliances, reported a seven percent increase in revenue to $565 million from $529 million in 2005, and operating income of $63 million compared to $71 million in 2005, a decrease of 12 percent.

Warranty contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased six percent in 2006. Warranty contract renewals, which represent approximately 60 percent of total annual contracts written, increased ten percent, supported by a larger base of renewable customers and continued improvements in retention. This growth was partially offset by declines in new sales from both the real estate and direct to consumer channels.

Unit sales in the real estate channel, which represents approximately 25 percent of total annual contracts written, were down nine percent, due to a pervasive weakening in the home resale market. In the third quarter of 2006, the Company signed an agreement with Realogy, which includes the Coldwell Banker, Century 21 and ERA brands. This agreement is strategically very important and is expected to help generate strong growth in real estate sales in 2007. In the first full year of the contract, the Company expects incremental sales to exceed 100,000 units, or approximately $40 million, while initial costs of the agreement will result in a net minimal impact to operating income in the first year, but an increasingly positive profit impact in subsequent years. The annual level of incremental sales is expected to double over the five year contract term, as the Company expands penetration of the franchised outlets of these brands and increases contract renewals.

The direct-to-consumer channel, which represents approximately 15 percent of total annual contracts written, experienced a six percent decline in unit sales due to lower response rates on certain direct mail programs.

The decline in operating income primarily resulted from increases in the average cost per service claim. Heating and air conditioning related costs were at relatively higher levels than last year due to the required conversion to more efficient “13 SEER” units as a result of legislation that became effective early in 2006. Claim costs in other areas, such as appliance and plumbing, were also higher as a result of inflationary pressures. Additionally, the Company incurred marketing fees related to the Realogy agreement; and the Company increased its volume of direct mailing in the second half of 2006, supporting an expected improvement in direct-to-consumer unit sales growth in 2007.

Capital employed increased 21 percent primarily reflecting a higher level of cash and marketable securities due to growth in the business and improved market performance. Capital employed at American Home Shield which totaled $251 million and $208 million at December 31, 2006 and 2005, respectively, includes approximately $323 million and $283 million of cash, short-term and long-term securities at those dates. The investment income and realized gains/losses on these assets are reported as non-operating income/expense.

Other Operations and Headquarters Segment

The Other Operations and Headquarters segment includes the operations of ServiceMaster Clean, InStar and Merry Maids, as well as the Company’s headquarters functions. Revenue in this segment increased to $292 million in 2006 compared with $177 million in 2005. Revenue from InStar (which was acquired on February 28, 2006) was $96 million with operating income, net of acquisition-related amortization costs, of $2 million. InStar’s results were negatively impacted by reduced hurricane activity in 2006 and operating profits were reduced by increased reserves for certain receivables associated with prior year hurricanes. The ServiceMaster Clean and Merry Maids franchise operations reported a combined growth in revenue of 12 percent, driven by continued strong increases in disaster restoration and solid internal revenue growth in residential maid service. The overall segment operating loss for 2006 was ($45.7) million compared with ($52.5) million in 2005. Included in the 2006 operating loss are restructuring charges totaling $21.6 million. The segment’s operating loss improved by $7 million, despite the inclusion of the restructuring charges, primarily reflecting continued favorable trending of prior year insurance claims, lower overhead support costs and incentive compensation expense, and increased profits from the combined franchise operations, offset in part by the aforementioned restructuring charges.

Total initial and recurring franchise fees represented 3.5 percent and 3.4 percent of consolidated revenue in 2006 and 2005, respectively and direct franchise operating expenses were 2.2 in 2006 and 2.1 percent in 2005. Total franchise fee profits comprised 11.3 percent and 10.5 percent of consolidated operating income before headquarter overhead and restructuring charges in 2006 and 2005, respectively. The portion of total franchise fee profits related to initial fees received from the sales of franchises was not material to the Company’s consolidated financial statements for all periods.

Capital employed in the Other Operations and Headquarters segment decreased, primarily reflecting the realization of the annual tax benefit associated with the amortization of tax intangible assets that will continue through 2012.

Discontinued Operations

In the third quarter of 2006, the Company completed the sales of American Residential Services (ARS) and American Mechanical Services (AMS) generating gross cash proceeds of approximately $115 million, which was used to reduce outstanding debt balances. The results of the ARS/AMS operations, which provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair, have been reported within the financial statement caption “discontinued operations” for all periods. During the first quarter of 2006, the Company recorded a $25 million after-tax ($42 million pretax) impairment charge for expected losses on the disposition of certain ARS/AMS properties held pending sale. The Company recorded an after-tax net loss of ($0.5) million related to the sales of the ARS and AMS businesses in the third quarter of 2006.

Operating income from discontinued operations in 2005 includes approximately $11 million related to the favorable conclusion of certain obligations related to international pest control businesses sold in prior years.

The components of income (loss), net of income taxes of discontinued operations for 2006 and 2005 are as follows:

(In thousands)	2006	2005

Operating income	$14,314	$30,355
Impairment charge	(42,000)	—

Pretax income (loss)	(27,686)	30,355

Provision (benefit) for income taxes	(11,312)	11,991

(Loss) on sale, net of tax	(495)	—

Income (loss) from discontinued operations	$(16,869)	$18,364

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

Operating income for 2005 increased five percent to $340 million, compared with $324 million in 2004. The increase in operating income primarily reflects solid profit growth at Terminix supported by improved labor and material cost efficiencies, improved profitability in the TruGreen LandCare operations, and reduced safety-related costs throughout the enterprise. These factors were offset in part by higher fuel costs, increased claim costs at American Home Shield due to hotter weather conditions, a $10 million unfavorable adjustment recorded by Terminix to correct the estimation of prior year damage claim reserves, a $4 million gain that TruGreen LawnCare realized in the third quarter of 2004 from the sale of a support facility, (no similar gain was realized in 2005), as well as the first time inclusion of approximately $3 million of seasonal operating losses in the Canadian operations acquired by TruGreen LawnCare in April 2004.

The Company has experienced both positive and negative trending in some of its key factor costs. The Company’s large fleet was negatively impacted by significant increases in oil prices, which also adversely impacted fertilizer costs at TruGreen LawnCare. Although the Company hedges approximately two-thirds of its estimated annual fuel usage, even net of the hedges, fuel costs of continuing operations increased approximately $13 million in 2005. Additionally, health care costs continued to experience strong inflationary pressures during 2005.

On the positive side, the Company experienced very favorable results from its efforts to reduce safety-related costs, which include workers compensation, auto and general liability claims. In 2005, the Company achieved a four percent reduction in vehicle collisions and a double digit decline in lost employee work day cases. Total costs from continuing operations, including the income statement effects of favorable trending of prior year claims, were down almost $10 million for the year.

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

Operating and Non-Operating Expenses

Cost of services rendered and products sold increased five percent compared to the prior year and decreased as a percentage of revenue to 62.1 percent in 2005 from 62.6 percent in 2004. This decrease reflects improved labor and materials management at TruGreen LandCare and improvements in safety-related costs throughout the enterprise. Selling and administrative expenses increased eight percent and increased as a percentage of revenue to 27.2 percent in 2005 from 26.7 percent in 2004. The increase in selling and administrative expenses primarily reflects investments to increase market penetration and improve customer retention and other strategic initiatives.

Net interest expense for 2005 decreased $8 million from 2004, primarily reflecting lower interest expense resulting from the repayment of fixed rate debt in April 2005, as well as higher investment income experienced on the American Home Shield investment portfolio. It is important to note that investment returns are an integral part of the business model at American Home Shield, and there will always be some market-based variability in the timing and amount of investment returns realized from year to year.

The effective tax rate for continuing operations was a 39 percent tax expense in 2005 and a 17 percent tax benefit in 2004. The comparison of the effective tax rate is impacted by the Company’s agreement with the IRS, which resulted in a $150 million non-cash reduction in the 2004 income tax provision for continuing operations.

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

TruGreen LawnCare -
Growth in Full Program Contracts	1%	8%
Customer Retention Rate	61.2%	62.2%

Terminix -
Growth in Pest Control Customers	3%	7%
Pest Control Customer Retention Rate	77.2%	78.1%

Growth in Termite Customers	0%	0%
Termite Customer Retention Rate	87.2%	87.9%

American Home Shield -
Growth in Warranty Contracts	6%	5%
Customer Retention Rate	57.4%	55.2%

TruGreen LawnCare Segment

The TruGreen LawnCare segment reported revenue for 2005 in excess of $1 billion for the first time in its history. A four percent increase in revenue to $1.02 billion in 2005 from $981 million in 2004, was achieved in spite of continued declines in telemarketing sales and challenging weather conditions throughout much of the country. Summer drought conditions dominated several key regions, adversely impacting both production and customer retention.

The four percent growth in revenue was supported by a two percent improvement in price realization, growth in supplemental residential services (e.g., seeding and aeration) and commercial services, as well as a one percent increase in customer counts. The improvement in pricing resulted from disciplined efforts to reduce discounting on new sales and strategically targeted price increases to the existing customer base. Unit sales increased approximately one percent from 2004 levels, as the Company continues to successfully diversify its sales channels through increased emphasis on neighborhood selling, direct mail and other efforts. Expansion of these new sales channels have helped offset continued declines in telemarketing sales, which have been adversely impacted by “do-not-call” restrictions. Sales from neighborhood programs more than tripled to almost 300,000 customers in 2005, while sales from direct mail efforts increased 14 percent. The shift away from telemarketing sales impacted the relative timing of customer sales.

TruGreen LawnCare’s total customer retention rate decreased 100 basis points in 2005, reflecting a sharp drop in the Canadian operations and a nominal decrease in the U.S. The Company believes the circumstances in Canada were unique, and included the combination of five acquired brands into one at the beginning of the 2005 year, as well as tightened application regulations in certain markets. Despite the decrease in 2005, overall retention rates have increased 350 basis points over the last four years taken as a whole.

Operating income totaled $172 million in 2005 compared to $176 million in 2004. The operating income comparison was adversely impacted by the $4 million non-recurring pre-tax gain in 2004 from the sale of a support facility. Incremental profits from increased revenues and reduced safety-related costs were offset primarily by the impacts of higher fuel and fertilizer costs and the first time absorption of approximately $3 million of first quarter seasonal losses in the Canadian operations which were acquired in April 2004.

Capital employed in the TruGreen LawnCare segment increased two percent, primarily reflecting the impact of acquisitions.

TruGreen LandCare Segment

The TruGreen LandCare segment reported a three percent increase in revenue to $453 million in 2005 from $439 million in 2004 and operating income of $4 million in 2005 compared to an operating loss of ($4) million in 2004.

Base contract maintenance revenue increased two percent despite a modest decline in customer retention. Enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching, etc.), which represents approximately one-third of LandCare’s revenue, grew six percent in 2005 and was favorably impacted by more consistent focus throughout the country, as well as hurricane-related work.

Operating results improved by almost $9 million in 2005. The increase in profit was due to improved labor management techniques, including quicker implementation of reductions in the seasonal workforce in the fourth quarter, improvements in safety-related costs and the impact of approximately $1.5 million of non-recurring branch shut down costs incurred in 2004. These profit gains were offset in part by higher fuel prices.

Capital employed in the TruGreen LandCare segment increased one percent.

Terminix Segment

The Terminix segment achieved a milestone in 2005 by surpassing $1 billion in revenue. Revenue increased six percent to $1.1 billion in 2005 from $997 million in 2004 while operating income increased 10 percent to $146 million in 2005 compared to $133 million in 2004.

Strong growth in revenue from initial termite applications (“termite completions”) resulted from a solid increase in renewable unit sales. The unit growth was achieved despite a relatively weak termite swarm season, and reflected benefits derived from investments to increase market penetration, which included 25 branch splits, and the expansion of the sales force in under-penetrated territories. The mix of termite completion sales moved from approximately 45 percent bait and 55 percent liquid at the end of 2004 to approximately 30 percent bait and 70 percent liquid at the end of 2005. The Company was encouraged by its ability to maintain pricing of both liquid and bait services, despite the introduction in 2005 of a new, lower cost liquid perimeter treatment technique. Terminix’s results also benefited from the effects of a change to a new bait product in 2005. The new product has different operational protocols, which required less revenue to be deferred into 2006 than had been deferred into 2005 using the old product.

Solid growth in termite renewal revenues reflected the impact of improved pricing, offset in part by a slight decline in customer retention. Solid growth in pest control revenue primarily reflected the impact of acquisitions, offset in part by a modest decline in retention.

Two positive developments meaningfully impacted Terminix’s 2005 results. In March, the Company introduced a new bait product which utilizes an active termiticide from day one, and provides meaningful labor and material cost advantages over the prior bait offering. Labor efficiencies were also realized in the liquid option as a result of the new “perimeter treatment” technique. These efficiencies, along with solid revenue growth, enabled operating income to grow 10 percent, despite higher factor costs and the effects of adjustments to prior year damage claim reserves. In 2005, Terminix recorded a $10 million unfavorable correction in estimating prior years’ termite damage claim reserves. New termite damage claims continued to trend favorably in 2005. In addition, as previously disclosed, Terminix recorded an unrelated $8 million favorable but non-recurring adjustment in 2004.

Capital employed in the Terminix segment increased three percent, primarily reflecting the impact of acquisitions.

American Home Shield Segment

The American Home Shield segment reported an eight percent increase in revenue to $529 million in 2005 from $487 million in 2004, and operating income of $71 million in 2005 compared to $72 million in 2004, a decrease of one percent.

New warranty contract sales, which are reported as earned revenue over the subsequent twelve-month contract period, increased seven percent in 2005. A solid increase in customer renewals, which are American Home Shield’s largest source of revenue, was supported by a larger base of renewable customers and an overall improved customer retention rate. The improvement in retention reflects a favorable mix in customers renewing as well as a reduced level of non-renewal contracts due to mortgage refinancings. American Home Shield’s second largest channel, real estate sales, showed some improvement in the second half of 2005, but were adversely impacted throughout 2005 by weaker home re-sales. Consumer sales, American Home Shield’s fastest growing channel, experienced strong double-digit growth driven by expanded and more successful targeted direct mail programs.

Operating income declined modestly as incremental profits from increased revenue levels were more than offset by higher claim costs associated with summer weather that was much hotter than the generally mild conditions that prevailed in 2004. This led to a three percent increase in the rate of service requests, as well as a higher cost per claim, which had a combined adverse impact on operating income of approximately $15 million. In addition, the Company made planned investments in initiatives to increase market penetration and further improve customer retention, both of which should enhance long-term growth. The operating income comparison to 2004 was positively impacted by a $5.5 million cumulative negative adjustment to deferred revenue and operating income that was recorded in the third quarter of 2004.

Capital employed increased 24 percent in 2005 primarily reflecting a higher level of cash and marketable securities due to growth in the business and improved market performance. Capital employed at American Home Shield which totaled $208 million and $168 million at December 31, 2005 and 2004, respectively, includes approximately $283 million and $258 million of cash, short-term and long-term securities at those dates. The investment income and realized gains/losses on these assets are reported as non-operating income/expense.

Other Operations and Headquarters Segment

The Other Operations and Headquarters segment reported revenue of $177 million in 2005, an eight percent increase compared with $164 million in 2004. On a combined basis, the ServiceMaster Clean and Merry Maids franchise operations reported revenue growth of eight percent in 2005 and a strong increase in operating income. ServiceMaster Clean reported continued strong growth in disaster restoration services along with improved momentum in commercial cleaning. Merry Maids continued to experience strong internal revenue growth in its branch operations, along with improving branch profit margins. The overall segment operating loss for 2005 was ($53) million compared with ($52) million in 2004. Favorable trending of prior year insurance claims, as well as a strong increase in profits from the franchise businesses, were offset by increases in costs of certain strategic investments.

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

Capital employed in the Other Operations and Headquarters segment decreased in 2005 reflecting lower cash balances as the Company used existing cash resources as well as cash generated from operations during 2005 to fund the tax payments related to the IRS agreement and the repayment of $137 million of public debt that matured in April 2005.

Discontinued Operations

Operating income of discontinued operations in 2005 includes approximately $11 million related to the favorable conclusion of certain obligations related to international pest control businesses sold in prior years.

In 2004, as a result of the comprehensive IRS agreement discussed previously, the Company recognized a non-cash reduction in the tax provision related to discontinued operations, thereby increasing net income reported under that caption by $9 million.

The components of income, net of income taxes of discontinued operations for 2005 and 2004 are as follows:

(In thousands)	2005	2004

Pretax income	$30,355	$8,455

Provision (benefit) for income taxes	11,991	(6,149)

Income from discontinued operations	$18,364	$14,604

2006 Financial Position and Liquidity

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations was $289 million in 2006, compared to $243 million in 2005. The increase in cash provided from operating activities from continuing operations primarily reflects the tax payments resulting from the 2005 IRS agreement, which concluded audits covering the periods through 2002. Related to this agreement, the Company made tax payments in early 2005 totaling $131 million and realized a $45 million reduction in estimated payments in the third and fourth quarters of 2005. In February 2006, the IRS concluded the 2003 and 2004 audits of the Company’s tax returns resulting in a payment of $3 million to the IRS and various states. In the fourth quarter of 2006, the IRS completed the audit of the Company’s 2005 tax return with no adjustments or additional payments required.

Excluding tax payments from the resolution of IRS audits in both years, cash provided from operating activities from continuing operations decreased by $36 million. This decline resulted primarily from higher working capital requirements associated with the new InStar commercial disaster restoration business, lower levels of customer prepayments at American Home Shield, primarily as a result of a market wide decline in sales from the real estate channel (where virtually all sales are paid for up-front), and severance and other cash payments associated with Project Accelerate.

Three factors contribute to the Company’s strong cash generating capabilities: a solid earnings base, businesses that need relatively little working capital to fund growth in their operations, and significant annual deferred tax benefits. The Company receives a significant annual cash tax benefit due to a large base of amortizable intangible assets which exist for income tax reporting purposes, but not for financial reporting purposes. A significant portion of these assets arose in connection with the 1997 conversion from a limited partnership to a corporation. The 2005 agreement with the IRS affirmed the previously identified step-up in the tax basis of the Company’s assets which occurred upon reincorporation. The amortization of the tax basis will result in approximately $50 to $55 million of average annual cash tax benefits through 2012 for which no corresponding income statement benefit is recognized. Subsequent to 2012, the benefit from the step-up in tax basis that resulted from the reincorporation will be fully amortized. The divestitures of ARS and AMS resulted in a reduction of approximately $4 million in the average future annual cash tax benefits; however, these cash tax benefits were accelerated into 2006 and 2007, such that the aggregate tax benefits were unchanged.

Cash Flows from Investing Activities from Continuing Operations

Capital expenditures increased over the prior year and included recurring capital needs, investments in information systems and productivity enhancing operating systems. The Company has no material capital commitments at this time.

Acquisitions in 2006 totaled $167 million, compared with $51 million in 2005. This increase includes the acquisition of InStar, a leading direct provider of commercial disaster response and reconstruction services, for approximately $85 million of cash, the acquired assets of Safeguard Pest Control which operates in 16 markets across the United States with annual revenues of over $23 million, as well as tuck-in acquisitions, primarily in the Terminix and TruGreen LawnCare businesses. Consideration paid for tuck-in acquisitions consisted of cash payments, seller financed notes and Company stock. In 2007, the Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen LawnCare.

Cash Flows from Financing Activities from Continuing Operations

Cash dividends paid to shareholders in 2006 amounted to $.46 per share, a 4.5 percent increase over 2005. This was the 36th consecutive year of annual growth in dividends for the Company. Cash dividends paid in 2006 totaled $133 million, a four percent increase over 2005, reflecting the per share increase, partially offset by the impact of share repurchases. In January 2007, the Company announced the declaration of a cash dividend of $.12 per share payable on February 28, 2007 to shareholders of record on February 16, 2007. The timing and amount of future dividend increases are at the discretion of the Board of Directors and will depend on, among other things, the Company’s capital structure objectives and cash requirements.

In February 2006, ServiceMaster’s Board of Directors authorized $250 million for share repurchases. In 2006, the Company repurchased $86 million of its shares at an average price of approximately $11.78 per share. The Company anticipates share repurchases in 2007 to be in the $75 to $100 million range. The actual level of future share repurchases will depend on various factors such as the Company’s commitment to maintain investment grade credit ratings and other strategic investment opportunities.

Liquidity

Cash and short and long-term marketable securities totaled approximately $421 million at December 31, 2006, compared with approximately $367 million at December 31, 2005. Approximately $412 million of the cash and short and long-term marketable securities balance is associated with regulatory requirements at American Home Shield and for other purposes. Based on the Company’s normal annual dividends and other payments from regulated American Home Shield subsidiaries, recent changes in regulations in certain states, and a reevaluation of the level of required reserves in other states, the Company currently estimates that approximately 25 percent to 35 percent of the balance at December 31, 2006 could be liquidated and used to reduce debt or to fund other liquidity needs. Total debt at December 31, 2006 was $690 million, approximately $32 million more than the amount at December 31, 2005. Approximately 56 percent of the Company’s debt matures beyond five years and 44 percent beyond fifteen years. The Company’s next public debt maturity is in August 2007. The Company currently has both the intent and ability to pay this debt with other long-term financing.

Management believes that funds generated from operating activities and other existing resources provide it with significant financial flexibility which will continue to be adequate to satisfy its ongoing working capital needs. The Company maintains a revolving credit facility of $500 million. At December 31, 2006, the Company had $30 million outstanding under this facility and had issued approximately $133 million of letters of credit, resulting in unused commitments of approximately $337 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business that will at times limit the amount available to the Company. During 2006, there were no receivables sold to third parties under this agreement.

The Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness (debt cannot exceed 3.25 times EBITDA, as defined) and interest coverage ratio (EBITDA needs to exceed four times interest expense). In addition, under certain circumstances, the agreements may limit the Company’s ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be an inhibiting factor in the Company’s future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At December 31, 2006, and throughout the year, the Company was in compliance with the covenants and, based on its operating outlook for 2007, expects to be able to maintain compliance in the future. The Company does not have any debt agreements that contain put rights or provide for acceleration of maturity as a result of a change in credit rating.

The Company maintains operating lease facilities with banks totaling $68 million which provide for the acquisition and development of branch properties to be leased by the Company. At December 31, 2006 there was approximately $68 million funded under these facilities. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of December 31, 2006 and 2005. The remaining funded balances are treated as operating leases. Approximately $15 million of the available facility expires in January 2008 and the remaining $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At December 31, 2006, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.7 million) in the Consolidated Statements of Financial Position.

The majority of the Company’s fleet and some equipment is leased through operating leases. The lease terms are non-cancelable for the first twelve month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At December 31, 2006, there were approximately $229 million of residual value guarantees relating to the Company’s fleet and equipment leases. The fair value of the assets under the leases is expected to fully mitigate the Company’s obligations under the agreements. At December 31, 2006 the Company has recorded the estimated fair value of this guarantee (approximately $1.1 million) in the Consolidated Statements of Financial Position.

The following table presents the Company’s contractual obligations and commitments:

(In millions)	Total	< 1 Yr	2-3 Yrs	4-5 Yrs	>5 Yrs

Debt balances*	$690	$71	$215	$19	$385
Non-cancelable operating leases	243	73	106	44	20
Purchase obligations:
Telecommunications	32	26	6	—	—
Supply agreements and other	77	59	13	2	3
Other long-term liabilities:*
Insurance claims	202	89	54	16	43
Discontinued operations	15	8	3	1	3
Other, primarily deferred compensation trust	55	6	9	6	34

Total Amount	$1,314	$332	$406	$88	$488

* These items are reported in the Consolidated Statements of Financial Position

Not included in the table above are deferred income tax liabilities and the related interest payments on the Company’s long-term debt. Deferred income tax liabilities totaled $168 million and are discussed in the Notes to the Consolidated Financial Statements. The majority of the

Company’s debt is fixed rate debt. Therefore, the Company has calculated the expected interest payments on debt outstanding as of December 31, 2006 to be approximately $49 million, $46 million, $39 million, $29 million, $29 million in 2007, 2008, 2009, 2010, 2011, respectively and $419 million thereafter.

Financial Position - Continuing Operations

The increase in receivables is due primarily to the inclusion of approximately $65 million of InStar receivables (including approximately $22 million of unbilled work-in-process). InStar’s receivables at December 31, 2006 include hurricane disaster recovery work performed in New Orleans, southern Florida and other hurricane-affected areas. The Company has accounts receivable from customers that were insured by a family of insurance companies in Florida that are insolvent, and whose claims are being administered by the Florida Insurance Guaranty Association. The Company expects that collection of these receivables will be significantly delayed. The aggregate receivable balance due from these customers, net of related reserves, totaled approximately $9 million at December 31, 2006, and represents the Company’s best estimate of the amounts that will ultimately be collected. Should the Company be unable to collect the balance of these and/or other hurricane-related receivables, it may have to initiate legal action. While InStar has a history of recovering amounts related to its disaster recovery projects, the current circumstances increase the uncertainties in estimating the amounts recoverable on certain projects. The allowance for doubtful accounts at December 31, 2006 reflects the estimated losses resulting from the inability of these customers to make required payments. If the estimated amounts recoverable on these projects change from the amounts currently recorded, those differences will be recognized as income or loss when the change in estimate is made.

Inventory levels increased reflecting general business growth. The Company capitalizes sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale, and are amortized over its initial term. In 2006, these deferred customer acquisition costs declined reflecting Terminix’s continued shift in mix from the bait product to lower priced liquid treatments which because of different operational protocols, require less revenues and costs to be deferred into future periods. Property and equipment increased from 2005 levels primarily reflecting the InStar acquisition, general business growth and investments in information systems and productivity enhancing operating systems. The Company does not have any material capital commitments at this time.

The growth in accounts payable reflects an increase in checks written and outstanding, as well as the acquisition of InStar. Deferred revenue increased, reflecting growth in warranty contracts written at American Home Shield, partially offset by lower customer prepayment balances for lawn care services as a result of a one month delay in launching prepayment programs for the upcoming year, as well as a reduction at Terminix associated with the mix shift in termite treatments described above. Growth in other accrued liabilities primarily reflects the timing of certain payments, as well as increased provisions for litigation reserves.

The Company has minority investors in Terminix. At any time, holders of this minority interest may convert this equity security into eight million ServiceMaster common shares. The ServiceMaster shares are included in the shares used for the calculation of diluted earnings per share whenever their inclusion has a dilutive impact. ServiceMaster has the ability to require conversion of the security into ServiceMaster common shares, once the closing share price of ServiceMaster’s common stock averages at least $15 per share for 40 consecutive trading days.

Total shareholders’ equity was $1.09 billion and $1.05 billion at December 31, 2006 and 2005, respectively. The increase primarily reflects operating profits in the business and proceeds from employee share plans, offset in part by cash dividend payments and share repurchases.

For federal income tax reporting purposes, dividends are considered taxable only when paid out of current or accumulated earnings and profits, as defined under federal tax laws. As a result of its December 1997 reincorporation, the Company only began generating corporate earnings and profits for tax purposes in 1998. Since 1998, earnings and profits for tax purposes have been reduced by dividend payments, amortization of intangible assets that exist for tax reporting purposes only, deductions relating to business closures and divestitures, and the timing of certain other tax-related items. The Company reported that 11 percent of its 2006 dividends on common stock will be taxable as dividend income for federal income tax purposes. This is lower than the taxability percentage for 2005 dividends of 87 percent, primarily due to one-time effects of the dispositions of American Residential Services and American Mechanical Services. Any portion of the dividend that is not taxable would be treated as a return of capital and would generally be applied to reduce the cost basis of outstanding shares. The Company currently expects that approximately 55 percent to 65 percent of its 2007 dividends on common stock will be taxable as dividend income for federal income tax purposes, which is lower than previous projections primarily due to the impact of headquarters relocation costs. The 2007 estimate is subject to change, based on the outcome of future events. The Company expects that the taxable portion of its dividend will increase sharply in 2008 and will grow to be fully taxable over the succeeding few years.

Financial Position – Discontinued Operations

The assets and liabilities related to discontinued operations have been classified in a separate caption on the Consolidated Statements of Financial Position. The assets and liabilities of discontinued operations have decreased from the 2005 amounts due to the sales of the American Residential Services (ARS) and American Mechanical Services (AMS) businesses during 2006. The remaining liabilities primarily represent ARS and AMS severance and wind-down costs, as well as long-term insurance costs from other previously discontinued operations.

As part of the ARS and AMS sale agreements, the Company guaranteed obligations to third parties with respect to bonds (primarily performance and license type), operating leases for which the Company has been released as being the primary obligor, real estate leased and operated by the buyers, and other guarantees of payment. At the present time, the

Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition, the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; work-in-process balances related to commercial disaster response and reconstruction projects; useful lives for depreciation and amortization expense and the valuation of tangible and intangible assets.

The allowance for receivables is developed based on several factors, including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the outstanding balance. As such, these factors may change over time causing the reserve level to vary. InStar has receivables from customers that were insured by a family of insurance companies in Florida that are insolvent, and whose claims are being administered by the Florida Insurance Guaranty Association. Should the Company be unable to collect the balance of these and/or other hurricane-related receivables, it may have to initiate legal action. While InStar has a history of recovering amounts related to its disaster recovery projects, the current circumstances increase the uncertainties in estimating the amounts recoverable on certain projects. The allowance for doubtful accounts at December 31, 2006 reflects the estimated losses resulting from the inability of these customers to make required payments. If the estimated amounts recoverable on these projects change from the amounts currently recorded, those differences will be recognized as income or loss when the change in estimate is made.

Accounts receivable and work-in-process balances for commercial disaster response and reconstruction projects are recorded based on estimates of the percentage of completion of the projects, which includes several factors including the contract values, the total expected costs to complete the projects, historical returns and margins on comparable projects, and the mix and type of labor and equipment required to complete the project.

The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company has self-insured retention limits and insured layers of excess coverage above those limits. Accruals for self-insurance losses and warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period identified.

The Company records deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. There are significant amortizable intangible assets for tax reporting purposes (which are not recognized for financial reporting purposes) which arose as a result of the Company’s reincorporation from partnership to corporate form in 1997. The Company records its deferred tax items based on the estimated value of the tax basis. The Company adjusts tax estimates when required to reflect changes based on factors such as changes in tax laws, results of tax authority reviews and statutory limitations.

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

The Company reviews its goodwill and trade names at least once a year for impairment. An impairment loss would be recorded if and when the Company determines that the expected present value of the future cash flows deemed to be derived from the asset is less than its corresponding book value. As permitted under Statement of Financial Accounting Standards (SFAS) 142, the Company carries forward a reporting unit’s valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2006 goodwill and trade name impairment review, the Company carried forward the valuations for all reporting units, except for InStar, which was purchased during the first quarter of 2006.

Revenue from lawn care and pest control services, as well as liquid and fumigation termite applications are recognized as the services are provided. Revenue from landscaping services are recognized as they are earned based upon monthly contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting stations, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting stations, as well as home warranty services, frequently are sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenues from the Company’s commercial disaster response and reconstruction projects are recognized using the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Revenue from trade name licensing arrangements is recognized when earned. Franchise revenue consists principally of monthly fee revenue, which is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of franchises. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed.

Newly Issued Accounting Statements and Positions

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (FIN 48). FIN 48 provides guidance on the accounting for and disclosure of tax positions accounted for in accordance with SFAS 109. FIN 48 requires that the effects of a tax position be initially recognized when it is “more likely than not” (which is defined as a greater than 50 percent chance) that the position will be sustained upon examination by the taxing authorities. In addition, FIN 48 requires additional disclosures regarding tax positions. FIN 48 is effective beginning January 1, 2007. The Company does not expect the adoption of this Statement to have a material effect on these Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board issued SFAS 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. There are no new fair value measurements required. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this Statement to the Company’s consolidated financial position, results of operations and cash flows; however, the Company does not expect the adoption of this Statement to have a material effect on these Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure at fair value many financial instruments and certain other items such as investments, debt and derivative instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this Statement on its Consolidated Financial Statements.

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

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88 percent on the notional amount. The impact of these swap transactions was to convert $165 million of the Company’s debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR (9.1 percent average rate during 2006).

The Company generally maintains the majority of its debt at fixed rates. After considering the effect of the interest rate swap agreements, approximately 70 percent of total recorded debt at December 31, 2006 was at a fixed rate.

The following table summarizes information about the Company’s fixed rate debt as of December 31, 2006 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair value of the Company’s fixed rate debt was approximately $448 million at December 31, 2006.

	Expected Maturity Date

(In millions)	2007	2008	2009	2010	2011	There after	Total

Fixed rate debt	$70	$13	$27	$11	$8	$356	$485
Avg. rate	6.5%	7.3%	7.2%	6.7%	6.8%	7.5%	7.3%

The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is not material to its overall results of operations. On a gross basis, the Company’s adverse exposure to rising interest rates principally relates to interest payments on floating rate debt ($205 million at December 31, 2006, after considering the effect of interest swap agreements) and payments on operating leases that are tied to floating interest rates. These operating leases consist of approximately $68 million of funding outstanding under the Company’s real estate operating lease facilities as well as its fleet and equipment operating leases (approximately $229 million in residual value). The Company’s exposure to interest expense based on floating rates is partially offset on a net basis by floating rate investment income earned on its cash and marketable securities balances. The Company estimates that on a net basis, each one percentage point change in interest rates would result in a change of less than $.01 in earnings per share on an annual basis.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company’s credit ratings. While the Company is not currently expecting a change in its credit ratings, based on amounts outstanding at December 31, 2006, a one rating category improvement in the Company’s credit ratings would reduce annual expense by approximately $0.4 million. A one rating category reduction in the Company’s credit ratings would increase annual expense by approximately $0.8 million.

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting. The management of The ServiceMaster Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the Company’s auditors, have issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. This attestation report is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The ServiceMaster Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The ServiceMaster Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2007 26

Consolidated Statements of Operations (In thousands, except per share data)

For years ended December 31,	2006	2005	2004

Operating Revenue	$3,429,145	$3,239,478	$3,068,068

Operating Costs and Expenses:
Cost of services rendered and products sold	2,145,123	2,011,978	1,919,220
Selling and administrative expenses	924,809	881,963	818,534
Amortization expense	11,243	5,454	6,006
Restructuring charges (1)	21,648	—	—

Total operating costs and expenses	3,102,823	2,899,395	2,743,760

Operating Income	326,322	340,083	324,308

Non-operating Expense (Income)
Interest expense	61,395	56,999	60,708
Interest and investment income, net	(25,942)	(19,832)	(15,469)
Minority interest and other expense, net	8,240	8,218	8,225

Income from Continuing Operations before Income Taxes (1)	282,629	294,698	270,844
Provision (benefit) for income taxes (1), (2), (3)	96,061	114,137	(45,779)

Income from Continuing Operations (1), (2), (3)	186,568	180,561	316,623
Income (loss) from discontinued operations, net of income taxes (3)	(16,869)	18,364	14,604

Net Income	$169,699	$198,925	$331,227

Basic Earnings Per Share:
Income from continuing operations	$0.64	$0.62	$1.09
Income (loss) from discontinued operations	(0.06)	0.06	0.05

Basic Earnings Per Share	$0.59	$0.68	$1.14

Diluted Earnings Per Share:
Income from continuing operations (1), (2), (3)	$0.64	$0.61	$1.06
Income (loss) from discontinued operations (3)	(0.06)	0.06	0.05

Diluted Earnings Per Share	$0.58	$0.67	$1.11

(1)
The 2006 results include restructuring charges for severance, as well as costs associated with Project Accelerate, the Company’s initiative to improve the effectiveness and efficiency of its functional support areas, and accruals for employee retention and severance to be paid in future periods that are related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. The restructuring charges totaled $21.6 million pretax, $6.9 million after-tax and $0.02 per diluted share. The after-tax impact of the restructuring charges includes approximately $6 million of non-recurring net operating loss carryforward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in Memphis.

(2)
In the fourth quarter of 2006, the Company recorded a reduction in income tax expense of $7 million ($0.02 per diluted share) resulting from the resolution of state tax items related to a prior non-recurring transaction.

(3)
As a result of a comprehensive agreement with the Internal Revenue Service regarding its examination of the Company’s federal income taxes through the year 2002, the Company recorded a non-cash reduction in its 2004 tax provision, thereby increasing net income by approximately $159 million. Approximately $150 million related to continuing operations ($.49 per diluted share) and $9 million related to discontinued operations ($.03 per diluted share). See the “Income Taxes” note in the Notes to the Consolidated Financial Statements.

See accompanying Notes to the Consolidated Financial Statements.
27

Consolidated Statements of Financial Position (In thousands, except per share data)

As of December 31,	2006	2005

Assets:

Current Assets:
Cash and cash equivalents	$123,675	$114,508
Marketable securities	109,992	104,807
Receivables, less allowances of $26,759 and $17,702, respectively	407,409	309,567
Inventories	69,107	60,331
Prepaid expenses and other assets	25,868	23,948
Deferred customer acquisition costs	37,427	40,402
Deferred taxes	37,400	35,050
Assets of discontinued operations	2,343	135,100

Total Current Assets	813,221	823,713

Property and Equipment:
At cost	413,810	364,503
Less: accumulated depreciation	(236,602)	(202,676)

Net Property and Equipment	177,208	161,827

Other Assets:
Goodwill	1,648,258	1,548,070
Intangible assets, primarily trade names, net	249,217	230,343
Notes receivable	29,488	30,941
Long-term marketable securities	187,201	147,332
Other assets	12,870	9,304
Assets of discontinued operations	—	77,340

Total Assets	$3,117,463	$3,028,870

Liabilities and Shareholders’ Equity:

Current Liabilities:
Accounts payable	$114,533	$91,625
Accrued liabilities:
Payroll and related expenses	98,425	103,028
Self-insured claims and related expenses	89,398	93,047
Income taxes payable	33,726	30,730
Other	111,974	87,984
Deferred revenue	442,393	432,741
Liabilities of discontinued operations	7,644	97,294
Current portion of long-term debt	21,549	19,222

Total Current Liabilities	919,642	955,671

Long-Term Debt	668,873	638,928

Long-Term Liabilities:
Deferred taxes	168,000	113,300
Liabilities of discontinued operations	7,541	10,130
Other long-term obligations, primarily self-insured claims	164,549	156,201

Total Long-Term Liabilities	340,090	279,631

Minority Interest	100,000	100,000

Commitments and Contingencies (See Note)

Shareholders’ Equity:
Common stock $0.01 par value, authorized 1,000,000 shares; issued 326,168 and 321,338, respectively	3,262	3,213
Additional paid-in capital	1,172,206	1,117,388
Retained earnings	319,459	282,993
Accumulated other comprehensive income	10,118	7,197
Restricted stock (unearned compensation) (1)	—	(14,438)
Treasury stock	(416,187)	(341,713)

Total Shareholders’ Equity	1,088,858	1,054,640

Total Liabilities and Shareholders’ Equity	$3,117,463	$3,028,870

(1)
Upon the adoption of SFAS 123(R) and effective January 1, 2006, the Company reclassified within Shareholders’ Equity the $14.4 million balance of “Restricted stock (unearned compensation)” to “Additional paid-in capital.”

See accompanying Notes to the Consolidated Financial Statements
28

Consolidated Statements of Shareholders’ Equity (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Restricted Stock	Treasury Stock	Total Equity

Balance December 31, 2003	$3,173	$1,061,640	$6,365	$7,932	$(4,368)	$(258,225)	$816,517

Net income 2004			331,227				331,227
Other comprehensive income, net of tax:
Net unrealized gain on securities, net of reclassification adjustment (1)				826			826
Foreign currency translation				2,046			2,046

Total comprehensive income			331,227	2,872			334,099

Shareholders’ dividends			(125,476)				(125,476)
Shares issued under options, grant plans, and other (2,711 shares)	13	21,273			(8,489)	13,937	26,734
Treasury shares purchased (5,353 shares)						(63,814)	(63,814)
Shares issued for acquisitions (297 shares)		144				3,331	3,475

Balance December 31, 2004	$3,186	$1,083,057	$212,116	$10,804	$(12,857)	$(304,771)	$991,535

Net income 2005			198,925				198,925
Other comprehensive income, net of tax:
Net unrealized loss on securities, net of reclassification adjustment (1)				(2,188)			(2,188)
Foreign currency translation				(1,419)			(1,419)

Total comprehensive income (loss)			198,925	(3,607)			195,318

Shareholders’ dividends			(128,048)				(128,048)
Shares issued under options, grant plans, and other (4,076 shares)	27	34,277			(1,581)	13,516	46,239
Treasury shares purchased (3,791 shares)						(51,595)	(51,595)
Shares issued for acquisitions (88 shares)		54				1,137	1,191

Balance December 31, 2005	$3,213	$1,117,388	$282,993	$7,197	$(14,438)	$(341,713)	$1,054,640

Net income 2006			169,699				169,699
Other comprehensive income, net of tax:
Net unrealized gain on securities, net of reclassification adjustment (1)				2,175			2,175
Foreign currency translation				746			746

Total comprehensive income			169,699	2,921			172,620

Restricted stock reclassification(2)		(14,438)			14,438
Shareholders’ dividends			(133,233)				(133,233)
Shares issued under options, grant plans, and other (5,486 shares)	49	66,607				4,958	71,614
Treasury shares purchased (7,306 shares)						(86,053)	(86,053)
Shares issued for acquisitions (736 shares)		2,649				6,621	9,270

Balance December 31, 2006	$3,262	$1,172,206	$319,459	$10,118	$0	$(416,187)	$1,088,858

(1)	Disclosure of reclassification amounts (net of tax) relating to comprehensive income:

	2006	2005	2004

Net unrealized holding gains arising in period	$8,737	$2,749	$4,647
Less: Gains net of losses realized	(6,562)	(4,937)	(3,821)

Net unrealized gains (losses) on securities	$2,175	$(2,188)	$826

(2)
Upon the adoption of SFAS 123(R) and effective January 1, 2006, the Company reclassified within Shareholders’ Equity the $14.4 million balance of “Restricted Stock (unearned compensation)” to “Additional paid-in capital.”

See accompanying Notes to the Consolidated Financial Statements.
29

Consolidated Statements of Cash Flows (In thousands)

For years ended December 31,	2006	2005	2004

Cash and Cash Equivalents at January 1	$114,508	$256,626	$228,161
Cash Flows from Operating Activities from Continuing Operations:
Net Income	169,699	198,925	331,227
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (income) from discontinued operations	16,869	(18,364)	(14,604)
Non-cash reduction in continuing operations tax expense	—	—	(149,722)
Depreciation expense	48,679	44,313	42,680
Amortization expense	11,243	5,454	6,006
Option and restricted stock expense	10,869	8,566	5,844

Change in working capital, net of acquisitions:
Change in tax accounts:
Current and deferred income taxes	56,457	60,941	66,639
Resolution of income tax audits	(3,480)	(86,356)	25,000
Receivables	(43,240)	(29,439)	(12,765)
Inventories and other current assets	(4,178)	(3,743)	4,692
Accounts payable	15,936	36,741	(3,436)
Deferred revenue	3,093	1,540	14,339
Accrued liabilities	309	17,848	51,285
Other, net	7,030	6,282	2,872

Net Cash Provided from Operating Activities from Continuing Operations	289,286	242,708	370,057

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(52,492)	(41,771)	(45,346)
Sale of equipment and other assets	1,830	2,838	6,606
Business acquisitions, net of cash acquired	(143,406)	(33,719)	(40,184)
Notes receivable, financial investments and securities	(26,495)	(8,371)	(45,580)

Net Cash Used for Investing Activities from Continuing Operations	(220,563)	(81,023)	(124,504)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,259,565	730,287	1,000
Payments of debt	(1,251,326)	(894,102)	(38,042)
Shareholders’ dividends	(133,233)	(128,048)	(125,476)
Purchase of ServiceMaster stock	(86,053)	(52,324)	(63,085)
Proceeds from employee share plans	54,606	29,518	16,631

Net Cash Used for Financing Activities from Continuing Operations	(156,441)	(314,669)	(208,972)

Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	(18,662)	14,181	(1,189)
Cash provided from (used for) investing activities:
Proceeds from sale of businesses	115,415	—	—
Other investing activities	132	(3,315)	(6,927)

Net Cash Provided from (Used for) Discontinued Operations	96,885	10,866	(8,116)

Cash Increase (Decrease) During the Year	9,167	(142,118)	28,465

Cash and Cash Equivalents at December 31	$123,675	$114,508	$256,626

See accompanying Notes to the Consolidated Financial Statements.
30

Notes to the Consolidated Financial Statements

Significant Accounting Policies

Summary:   The consolidated financial statements include the accounts of ServiceMaster and its majority-owned subsidiary partnerships and corporations, collectively referred to as the Company. Intercompany transactions and balances have been eliminated. The financial results as well as the assets and liabilities related to American Residential Services and American Mechanical Services which were sold during 2006 have been classified as discontinued operations in all periods.

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles (“GAAP”) which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition, the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; work-in-process balances related to commercial disaster response and reconstruction projects; useful lives for depreciation and amortization expense; and the valuation of tangible and intangible assets.

The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the outstanding balances. As such, these factors may change over time causing the reserve level to vary. InStar has receivables from customers that were insured by a family of insurance companies in Florida that are insolvent, and whose claims are being administered by the Florida Insurance Guaranty Association. Should the Company be unable to collect the balance of these and/or other hurricane-related receivables, it may have to initiate legal action. While InStar has a history of recovering amounts related to its disaster recovery projects, the current circumstances increase the uncertainties in estimating the amounts recoverable on certain projects. The allowance for doubtful accounts at December 31, 2006 reflects the estimated losses resulting from the inability of these customers to make required payments. If the estimated amounts recoverable on these projects differ from amounts ultimately collected, those differences will be recognized as income or loss.

Accounts receivable and work-in-process balances for commercial disaster response and reconstruction projects are recorded based on estimates of the percentage of completion of the projects, which includes several factors including the contract values, the total expected costs to complete the projects, historical returns and margins on comparable projects, and the mix and type of labor and equipment required to complete the project.

The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company has self-insured retention limits and insured layers of excess insurance coverage above those limits. Accruals for self-insurance losses, as well as warranty claims in the American Home Shield business, are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

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

The Company does not amortize its goodwill or indefinite-lived intangible assets. The Company tests these assets for impairment, at a minimum, on an annual basis (October 1st) by applying a fair-value based test. An impairment loss would be recorded if and when the Company determines that the expected present value of the future cash flows is less than the book value. As permitted under Statement of Financial Accounting Standards (SFAS) 142, the Company carries forward a reporting unit’s valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote.

Revenue:   Revenue from lawn care and pest control services, as well as liquid and fumigation termite applications are recognized as the services are provided. Revenue from landscaping services are recognized as they are earned based upon monthly contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting stations, as well as through non-baiting methods (e.g.,

Notes to the Consolidated Financial Statements

fumigation or liquid treatments). Termite services using baiting stations, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenues from the Company’s commercial disaster response and reconstruction projects are recognized using the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Revenue from trade name licensing arrangements is recognized when earned. Franchised revenue (which in the aggregate represents approximately four percent of consolidated revenue) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) comprised 11.3, 10.5 and 10.3 percent of consolidated operating income before headquarter overhead and restructuring charges in 2006, 2005 and 2004, respectively. The portion of total franchise fee income related to initial fees received from the sale of a franchise was immaterial to the Company’s consolidated financial statements for all periods.

The Company had $442 million and $433 million of deferred revenue at December 31, 2006 and 2005, respectively, which consist primarily of payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs are incurred, such as when the services are performed or claims are incurred.

Deferred Customer Acquisition Costs:  Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

Interim Reporting:  TruGreen LawnCare has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen LawnCare defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed primarily in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These costs are deferred and recognized approximately in proportion to revenue over the balance of the year, and are not deferred beyond the calendar year-end.

Advertising:   As discussed in the “Interim Reporting” note above, certain pre-season advertising costs are deferred and recognized approximately in proportion to the revenue over the year. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix and TruGreen LawnCare, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits.

Inventory Valuation:  Inventories are valued at the lower of cost (primarily on a weighted average cost basis) or market. The inventory primarily represents finished goods to be used on the customers’ premises or sold to franchisees.

Property and Equipment, Intangible Assets and Goodwill:  Buildings and equipment used in the business are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes. The estimated useful lives for building and improvements range from 10 to 40 years, while the estimated useful lives for equipment range from three to 10 years. Leasehold improvements relating to leased facilities are depreciated over the remaining life of the lease. Technology equipment as well as software and development have an estimated useful life of three to seven years. Intangible assets consist primarily of goodwill ($1.6 billion), trade names ($215 million) and other intangible assets ($34 million).

As required by SFAS 142, goodwill is not subject to amortization and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to an assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As permitted under SFAS 142, the Company carries forward a reporting unit’s valuation from the most recent valuation under the following conditions; the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2006 goodwill and trade name impairment review, the Company carried forward the valuations for all reporting units except InStar, which was purchased during the first quarter of 2006.

As required by SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s long-lived

Notes to the Consolidated Financial Statements

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

Fair Value of Financial Instruments and Credit Risk:  The carrying amounts of receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at year-end. The carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss). The carrying amount of total debt is $690 million and $658 million and the estimated fair value is approximately $653 million and $666 million at December 31, 2006 and 2005, respectively. The estimated fair value of debt is based upon borrowing rates currently available to the Company for long-term borrowings with similar terms and maturities.

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

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company’s interest rate swap agreements are classified as fair value hedges and, as such, gains and losses on the swaps as well as the gains and losses on the related hedged items are recognized in current earnings. The Company has historically hedged approximately two-thirds of its annual fuel consumption of approximately 30 million gallons. The Company’s fuel hedges are classified as a cash flow hedges and as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in other comprehensive income.

Financial instruments, which potentially subject the Company to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt and common equity securities. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The majority of the Company’s receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. InStar has receivables from customers in Florida that were insured by a carrier that was placed in liquidation in 2006 and whose claims are being administered by the state insurance guarantee association. The Company maintains an allowance for losses based upon the expected collectibility of receivables.

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

Earnings Per Share:  Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. The weighted average number of common shares used in the diluted earnings per share calculation includes the incremental effect related to outstanding options and stock appreciation rights (SARS) whose market price is in excess of the grant price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible securities is added back to net income in the numerator, while the number of shares used in the denominator include the shares issuable upon conversion of the securities.

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) requires that stock options and share grants be recorded at fair value and this value is recognized as compensation expense over the vesting period. SFAS 123(R) requires that compensation expense be recorded for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the adoption of SFAS 123(R). The Company adopted the provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective method. Prior to adopting SFAS 123(R), and beginning in 2003, the Company was using the “Prospective Method” as permitted under SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, which required the Company to expense the fair value of new employee option grants awarded subsequent to 2002.

Notes to the Consolidated Financial Statements

The following table presents the proforma impact on continuing operations for the years ended December 31, 2005 and 2004 of compensation expense relating to stock option awards as computed under SFAS 123(R):

(In thousands, except per share data)	2005	2004

Net income as reported (income from continuing operations)	$180,561	$316,623
Add back: Stock-based compensation expense included in reported net income, net of related tax effects	2,280	1,729

Deduct: Stock-based compensation expense determined under SFAS 123(R)	(5,742)	(6,346)

Proforma net income	$177,099	$312,006

Basic Earnings Per Share:
As reported	$0.62	$1.09
Proforma	0.61	1.07

Diluted Earnings Per Share:
As reported	$0.61	$1.06
Proforma	0.60	1.04

See the “Shareholders’ Equity” note to the Consolidated Financial Statements for a description of the assumptions used to compute the above stock based compensation expense.

Newly Issued Accounting Statements and Positions:  In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (FIN 48). FIN 48 provides guidance on the accounting for and disclosure of tax positions accounted for in accordance with SFAS 109. FIN 48 requires that the effects of a tax position be initially recognized when it is “more likely than not” (which is defined as a greater than 50 percent chance) that the position will be sustained upon examination by the taxing authorities. In addition, FIN 48 requires additional disclosures regarding tax positions. FIN 48 is effective beginning January 1, 2007. The Company has assessed the impact of FIN 48 to the Company’s consolidated financial position, results of operations and cash flows. The Company does not expect the adoption of this Statement to have a material effect on these Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board issued SFAS 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. There are no new fair value measurements required. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this Statement to the Company’s consolidated financial position, results of operations and cash flows; however, the Company does not expect the adoption of this Statement to have a material effect on these Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure at fair value many financial instruments and certain other items such as investments, debt and derivative instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this Statement on its Consolidated Financial Statements.

Recently Adopted Accounting Principles: As discussed in the “Stock-Based Compensation” section above, the Company adopted the provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective method. The adoption of SFAS 123(R) reduced earnings per share in 2006 by less than $.01.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 (SAB 108). SAB 108 states that registrants should use both the balance sheet approach and an income statement approach when quantifying and evaluating the materiality of misstatements. SAB 108 provides guidance on correcting errors under the dual approach and provides transition guidance for correcting errors in prior years. SAB 108 was effective for the year ending December 31, 2006 and its adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Segment Reporting

The business of the Company is conducted through five reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield and Other Operations and Headquarters.

In accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company’s reportable segments are strategic business units that offer different services. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscaping services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. This segment also includes home inspection services provided by AmeriSpec. The Other Operations and Headquarters segment includes InStar Services Group, a direct provider of disaster response and reconstruction services as well as the franchised and company-owned operations of ServiceMaster Clean, Furniture Medic and Merry Maids, which provide disaster restoration, commercial cleaning, carpet and upholstery cleaning, furniture repair and maid services. The Other Operations and Headquarters segment also includes the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

Information regarding the accounting policies used by the Company is described in the Significant Accounting Policies Note. The Company derives substantially all of its revenue from customers in the United States with less than two percent generated in foreign markets. Operating expenses

34

Notes to the Consolidated Financial Statements

of the business units consist primarily of direct costs. Identifiable assets are those used in carrying out the operations of the business unit and include intangible assets directly related to its operations.

Segment information for the years ended December 31, 2006, 2005, and 2004 is presented below.

Notes to the Consolidated Financial Statements

Business Segment Table (In thousands)	2006	% Change	2005	% Change	2004

Operating Revenue:
TruGreen LawnCare	$1,052,257	3%	$1,024,641	4%	$980,816
TruGreen LandCare	444,338	(2)	453,323	3	438,833
Terminix	1,075,481	2	1,056,285	6	996,900
American Home Shield	564,817	7	528,687	8	487,395
Other Operations and Headquarters	292,252	66	176,542	8	164,124

Total Operating Revenue	$3,429,145	6%	$3,239,478	6%	$3,068,068

Operating Income (Loss):(1, 2)
TruGreen LawnCare	$157,695	(8%)	$171,758	(2%)	$175,666
TruGreen LandCare	(587)	N/M	4,317	N/M	(4,482)
Terminix	152,161	5	145,568	10	132,827
American Home Shield	62,780	(12)	70,959	(1)	71,986
Other Operations and Headquarters(2)	(45,727)	13	(52,519)	(2)	(51,689)

Total Operating Income	$326,322	(4%)	$340,083	5%	$324,308

Capital Employed: (3)
TruGreen LawnCare	$871,145	7%	$812,873	2%	$795,254
TruGreen LandCare	40,571	20	33,900	1	33,720
Terminix	698,063	7	652,230	3	631,370
American Home Shield	250,711	21	207,864	24	168,223
American Home Shield without cash and marketable securities (3)	(72,329)	4	(75,026)	16	(89,561)
Other Operations and Headquarters	18,790	(82)	105,923	(60)	268,056

Total Capital Employed	$1,879,280	4%	$1,812,790	(4%)	$1,896,623

Identifiable Assets:
TruGreen LawnCare	$932,584	5%	$885,153	2%	$870,209
TruGreen LandCare	93,575	1	92,694	6	87,474
Terminix	909,984	6	862,270	2	843,272
American Home Shield	593,293	12	530,486	12	474,326
Other Operations and Headquarters	588,027	(11)	658,267	(24)	864,921

Total Identifiable Assets	$3,117,463	3%	$3,028,870	(4%)	$3,140,202

Depreciation & Amortization Expense:
TruGreen LawnCare	$14,462	15%	$12,611	2%	$12,383
TruGreen LandCare	6,209	(26)	8,411	(17)	10,163
Terminix	14,433	23	11,778	3	11,441
American Home Shield	8,222	(3)	8,492	8	7,860
Other Operations and Headquarters	16,596	96	8,475	24	6,839

Total Depreciation & Amortization Expense (4)	$59,922	20%	$49,767	2%	$48,686

Capital Expenditures:
TruGreen LawnCare	$10,204	(13%)	$11,724	51%	$7,756
TruGreen LandCare	6,776	85	3,659	(29)	5,132
Terminix	14,928	31	11,417	2	11,202
American Home Shield	9,312	74	5,343	(3)	5,490
Other Operations and Headquarters	11,272	17	9,628	(39)	15,766

Total Capital Expenditures	$52,492	26%	$41,771	(8%)	$45,346

N/M = Not meaningful

(1)	Presented below is a reconciliation of segment operating income to income from continuing operations before income taxes.

(In thousands)	2006	2005	2004

Segment Operating Income	$326,322	$340,083	$324,308
Non-operating expense (income):
Interest expense	61,395	56,999	60,708
Interest and investment income	(25,942)	(19,832)	(15,469)
Minority interest and other expense, net	8,240	8,218	8,225

Income from Continuing Operations before Income Taxes	$282,629	$294,698	$270,844

(2)
The 2006 results include restructuring charges for severance, as well as costs associated with Project Accelerate, the Company’s initiative to improve the effectiveness and efficiency of its functional support areas, and accruals for employee retention and severance to be paid in future periods that are related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. The restructuring charges totaled $21.6 million pretax.

(3)
Capital employed is a non-U.S. GAAP measure that is defined as the segment’s total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company’s business segments. The calculation of capital employed for the American Home Shield segment includes approximately $323 million, $283 million and $258 million of cash and marketable securities at December 31, 2006, 2005 and 2004, respectively. The investment income and realized gains/losses on these assets are reported below operating income in non-operating income/expense. In order to facilitate the comparison of return on invested capital for the American Home Shield segment, the Company has also presented capital employed for this segment excluding cash and marketable securities. The negative capital employed balances primarily result from deferred revenue and amounts payable to subcontractors. Presented below is a reconciliation of total segment capital employed to the most comparable U.S. GAAP measure.

(In thousands)	2006	2005	2004

Total Assets	$3,117,463	$3,028,870	$3, 140,202
Less:
Current liabilities, excluding current portion of long-term debt	898,093	936,449	1,004,680
Long-term liabilities	340,090	279,631	238,899

Total Capital Employed	$1,879,280	$1,812,790	$1,896,623

Notes to the Consolidated Financial Statements

(4)	There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to the consolidated totals.
37

Notes to the Consolidated Financial Statements

The Other Operations and Headquarters segment includes the operations of InStar, ServiceMaster Clean and Merry Maids, as well as the Company’s headquarters function. During 2006, InStar (acquired February 28, 2006) reported revenue of $96 million and operating income, net of first-year acquisition-related amortization costs, of $2 million. The ServiceMaster Clean and Merry Maids franchise operations reported combined revenue of $189 million, $169 million and $156 million in 2006, 2005 and 2004, respectively and combined operating income of $55 million, $51 million and $47 million in 2006, 2005 and 2004, respectively.

The following table summarizes the segment goodwill that is not amortized. See the “Acquisitions” note and the “Goodwill and Intangible Assets” note in the Notes to Consolidated Financial Statements for information relating to goodwill acquired and amounts impaired, respectively.

(In thousands)	2006(1)	2005	2004

TruGreen LawnCare	$740,249	$700,029	$681,954
Terminix	705,870	661,166	643,567
American Home Shield	86,918	85,526	72,085
Other Operations & Headquarters	115,221	101,349	114,267

Total	$1,648,258	$1,548,070	$1,511,873

(1)   In the fourth quarter of 2006, $20 million of enterprise goodwill was reclassified to the TruGreen LawnCare, Terminix, and American Home Shield segments from the Other Operations and Headquarters segment.

Goodwill and Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. For the 2006 goodwill and trade name impairment review, the Company carried forward the valuations for all reporting units, except InStar which was purchased during the first quarter of 2006.

In February 2006, the Company acquired InStar, a leading provider of commercial disaster response and reconstruction services for approximately $85 million in cash. The results of InStar’s operations have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price was allocated to the underlying net assets acquired, consisting primarily of trade receivables, project costs in excess of billings and accounts payable and accrued expenses. In addition, the Company allocated $20 million to customer relationships, project backlog and other intangible assets that have a weighted-average useful life of approximately five years. The Company recorded $31 million of goodwill. In determining this preliminary allocation of purchase price, the Company utilized the services of third-party valuation experts. The allocation of purchase price is substantially complete. Pending receipt of additional information regarding the fair value of certain pre-acquisition contingencies, the Company expects to finalize the purchase price allocation during the first quarter of 2007. The remaining increase in goodwill and intangible assets for 2006 relates to the acquisition of Safeguard Pest Control and other tuck-in acquisitions primarily at Terminix and TruGreen LawnCare.

The increase in goodwill and intangible assets in 2005 relates to tuck-in acquisitions completed throughout the year by Terminix and TruGreen LawnCare, as well as the acquisition of a distributorship by ServiceMaster Clean in the third quarter.

In April 2004, TruGreen LawnCare acquired the assets of Greenspace Limited, Canada’s largest professional lawn care service company. Intangible assets recorded were less than $16 million. The balance of goodwill and intangible assets that were added during 2004 relate to tuck-in acquisitions completed by Terminix and TruGreen LawnCare.

The table below summarizes the goodwill and intangible asset balances:

(In thousands)	2006	2005	2004

Goodwill (1)	$1,648,258	$1,548,070	$1,511,873
Trade names(1)	215,493	215,493	204,793

Other intangible assets	80,098	49,981	45,679
Accumulated amortization	(46,374)	(35,131)	(29,677)

Net other intangibles	33,724	14,850	16,002

Total	$1,897,475	$1,778,413	$1,732,668

(1)   Not subject to amortization.

(2)  Amortization expense of $11 million, $5 million and $6 million was recorded in 2006, 2005 and 2004, respectively. For the existing intangible assets, the Company anticipates amortization expense of $10 million in 2007 declining ratably to approximately $2 million of amortization expense in 2011.

Income Taxes

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

As a result of this agreement, certain deferred tax assets, primarily related to intangible assets, which had previously not been recorded due to uncertainties associated with the

Notes to the Consolidated Financial Statements

complexity of the matters under review and the extended period of time effectively covered by the IRS’ examination were recorded. This resulted in a non-cash reduction in the Company’s 2004 income tax provision, thereby increasing 2004 consolidated net income by approximately $159 million ($150 million related to continuing operations and $9 million related to discontinued operations).

The U.S. Federal tax returns filed by the Company through the calendar year 2005 return have been reviewed by the IRS. The Company paid $3 million (primarily in the first quarter of 2006) relating to the resolution of the 2003 and 2004 audits. In the fourth quarter of 2006, the IRS completed the audit of the Company’s tax return for 2005 with no adjustments or additional payments required.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	2006	2005	2004

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	3.5	3.3	3.6
Adjustment relating to the IRS agreement		—	(55.3)
Tax credits	(0.7)	(1.0)	(0.7)
State NOL not previously recorded	(2.0)	—	—
Other	(1.8)	1.4	0.5

Effective rate	34.0%	38.7%	(16.9%)

The effective tax rate for discontinued operations was a tax benefit of 0.0% in 2006 and included the impact of non-deductible goodwill and tax expense of 39.5% in 2005. In 2004, the effective tax rate for discontinued operations was a tax benefit of 72.7% and included a $9 million reduction in the tax provision resulting from the Company’s comprehensive agreement with the Internal Revenue Service.

Income tax expense from continuing operations is as follows:

(In thousands)	2006

	Current	Deferred	Total
U.S. federal	$71,091	$20,834	$91,925
State and local	3,199	937	4,136

	$74,290	$21,771	$96,061

	2005

	Current	Deferred	Total
U.S. federal	$12,393	$87,813	$100,206
State and local	1,723	12,208	13,931

	$14,116	$100,021	$114,137

	2004

	Current	Deferred	Total
U.S. federal	$129,943	$(155,901)	$(25,958)
State and local	10,429	(30,250)	(19,821)

	$140,372	$(186,151)	$(45,779)

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company’s accruals and certain net operating loss carryforwards. Management believes that, based upon its history of profitable operations, it is probable that its deferred tax assets will be realized, primarily from the generation of future taxable income. The deferred tax liability is primarily attributable to the basis differences related to intangible assets.

In 2002, the Company adopted SFAS 142 which eliminated the requirement to record in the financial statements amortization expense related to goodwill and intangible assets with indefinite lives. The Company is able to continue to amortize the intangible assets for tax purposes which will yield an average annual tax benefit of approximately $50 to $55 million through 2012 for which no corresponding income statement benefit is recorded. Subsequent to 2012, the benefit from the step-up in tax basis that resulted from reincorporation will be fully amortized. The divestitures of ARS and AMS resulted in a reduction of approximately $4 million in the average annual cash tax benefits; however, the cash tax benefits were accelerated into 2006 and 2007 such that the aggregate tax benefits are unchanged. Accounting standards require that the Company recognize deferred taxes relating to the differences between the financial reporting and tax basis of the assets. As the annual tax benefit from the amortization expense is realized, the deferred tax liability increases, reflecting the declining tax basis compared to the non-amortized book basis. Significant components of the Company’s deferred tax balances are as follows:

(In thousands)	2006	2005

Deferred tax assets (liabilities):
Current:
Prepaid expenses	$(14,300)	$(14,000)
Receivables allowances	14,900	12,750
Accrued insurance expenses	10,900	11,500
Net operating loss and tax credit carryforwards	1,600	2,800
Other accrued expenses	24,300	22,000

Total current asset	37,400	35,050

Long-Term:
Intangible assets (1)	(225,300)	(146,200)
Accrued insurance expenses	6,100	6,000
Net operating loss and tax credit carryforwards	44,100	22,500
Less valuation allowance	(1,800)	—
Other long-term obligations	8,900	4,400

Total long-term liability	(168,000)	(113,300)

Net deferred tax asset (liability)	$(130,600)	$(78,250)

(1)   The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The majority of this liability will not actually be paid until a business unit of the Company is sold.

At December 31, 2006, the Company had tax effected federal and state net operating loss carryforwards net of valuation allowances of approximately $41 million, expiring at various dates up to 2025. The Company also had federal and state tax credit carryforwards net of valuation allowances

Notes to the Consolidated Financial Statements

of approximately $3 million which expire at various dates up to 2024.

In 2006, cash paid for income taxes was $46 million, including a payment of $3 million relating to the resolution of the 2003 and 2004 audits. In 2005, cash paid for income taxes was $146 million, including a net payment of $86 million to the IRS and various states pursuant to the Company’s agreement with the IRS. In 2004, total tax payments were $13 million.

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

Current Year

In February 2006, the Company acquired InStar, a leading provider of disaster response and reconstruction services, for approximately $85 million in cash. The Company recorded $31 million of goodwill and other intangible assets of $20 million related to the InStar acquisition.

During 2006, the Company completed several lawn care and pest control tuck-in acquisitions, including Safeguard Pest Control (acquired in October 2006), for a total net purchase price of $82 million. Related to these acquisitions, the Company recorded goodwill of approximately $69 million and other intangible assets of $10 million.

Prior Years

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

Cash Flow Information for Acquisitions

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

(In thousands)	2006	2005	2004

Purchase price	$196,891	$53,692	$66,841
Less liabilities assumed	(29,955)	(2,425)	(7,851)

Net purchase price	$166,936	$51,267	$58,990

Net cash paid for acquisitions	$143,406	$33,719	$40,184
Value of shares issued	9,270	1,191	3,475
Seller financed debt	14,260	16,357	15,331

Payment for acquisitions	$166,936	$51,267	$58,990

Discontinued Operations

Current Year Dispositions

In the third quarter of 2006, the Company completed the sales of American Residential Services (ARS) and American Mechanical Services (AMS) generating gross cash proceeds of approximately $115 million, which was used to reduce outstanding debt balances. The results of the ARS/AMS operations, which provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair, have been reported within the financial statement caption “discontinued operations” for all periods. During the first quarter of 2006, the Company recorded a $25 million after-tax ($42 million pretax) impairment charge for expected losses on the disposition of certain ARS/AMS properties held pending sale. Related to the sales of the ARS and AMS businesses, the Company recorded an after-tax net loss of ($0.5) million. The sale of ARS resulted in the elimination of $56 million of goodwill that had previously been included in the assets of discontinued operations.

Prior Year Dispositions

During the third quarter of 2003, the Company sold substantially all of the assets and related operational obligations of Trees, Inc., the utility line clearing operations of TruGreen LandCare, to an independent subsidiary of Asplundh Subsidiary Holdings, Inc., for approximately $20 million in cash.

Financial Information for Discontinued Operations

Reported “Discontinued operations” for all periods presented include the operating results of the sold and discontinued businesses noted above. The operating results and financial position of discontinued operations are as follows:

(In thousands, except per share data) Operating Results:	2006	2005	2004

Operating revenue	$518,830	$764,888	$691,552

Operating income	14,314	30,355	8,455
Impairment charge	(42,000)	—	—

Pretax income (loss)	(27,686)	30,355	8,455

Provision (benefit) for income Taxes (1)	(11,312)	11,991	(6,149)

(Loss) on sale, net of tax	(495)	—	—

Income (loss) from discontinued operations	$(16,869)	$18,364	$14,604

Diluted income (loss) from discontinued operations	$(0.06)	$0.06	$0.05

(1)
2004 includes a $9 million non-cash reduction in the tax provision of discontinued operations related to a comprehensive agreement with the IRS regarding its examination of the Company’s federal income taxes through the year 2002.

Financial Position:	2006	2005

Current assets	$2,343	$135,100
Long-term assets	—	77,340

Total assets	$2,343	$212,440

Current liabilities	$7,644	$97,294
Long-term liabilities	7,541	10,130

Total liabilities	$15,185	$107,424

Notes to the Consolidated Financial Statements

The table below summarizes the activity during the twelve months ended December 31, 2006 for the remaining liabilities from operations that were discontinued in years prior to 2006 (i.e., does not include the liabilities of the sold ARS/AMS businesses). The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at Dec. 31, 2005	Cash Payments or Other	Income/ (Expense)	Balance at Dec. 31, 2006

Remaining liabilities of discontinued operations:
Land Care Construction	$3,112	$1,345	$53	$1,714
Land Care utility line clearing business	3,238	897	266	2,075
Certified Systems, Inc. and other	9,686	4,447	(1,856)	7,095

At December 31, 2006, there were approximately $4 million of liabilities of ARS and AMS, consisting of severance and wind-down costs that are expected to be paid in the early part of 2007.

Restructuring Charges

The 2006 results include restructuring charges for severance, as well as costs associated with Project Accelerate, the Company’s initiative to improve the effectiveness and efficiency of its functional support areas. They also include costs related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. These combined restructuring charges totaled $21.6 million pretax, $6.9 million after-tax and $.02 per diluted share in 2006. The after-tax impact of the restructuring charges includes $6 million of non-recurring net operating loss carryforward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in Memphis. These pretax charges are reported in the “Restructuring Charges” line in the Consolidated Statements of Operations and are recorded in the Other Operations and Headquarters business segment.

The Company has implemented certain organizational changes focused on increasing the speed and intensity of executing its strategic initiatives and accelerating the growth of the Company. Early in 2006, the Company launched Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas. In the second quarter, Jonathan P. Ward resigned as Chairman and Chief Executive Officer of the Company and the Company appointed J. Patrick Spainhour to serve as Chairman and Chief Executive Officer. Related to these organizational changes, the Company recorded restructuring charges of $11.2 million in 2006. These charges included severance ($4.4 million for the former Chief Executive Officer and $3.2 million for other individuals), and third-party professional fees and other expenses ($3.6 million) directly related to implementing the organizational changes.

In October, 2006, the Board of Directors of the Company approved a plan to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. The transition to Memphis is targeted to be completed by November 2007. In connection with the corporate headquarters consolidation plan, the Company expects to incur incremental costs in the range of $30 to $35 million through the end of 2007. Such costs include employee retention and severance costs of approximately $21 to $24 million, lease termination costs of approximately $5 million, and recruiting costs of approximately $4 to $6 million. Almost all such costs will be cash expenditures. The Downers Grove, Illinois office currently employs approximately 150 individuals, virtually all of which will be impacted by the decision to consolidate headquarters. The Downers Grove functions affected by the consolidation include corporate accounting, treasury and finance, tax and portions of the legal, information technology, marketing, and mergers and acquisitions functions. In accordance with U.S. GAAP, these costs are being expensed throughout the transition period. The Company recognized approximately $10.4 million of these charges in the fourth quarter of 2006 and the remaining charges will be recognized over the first ten months of 2007. The 2006 charge consisted of $6.9 million of employee retention and severance, $2.3 million of lease termination costs and $1.2 million of recruiting costs.

In addition to the charges noted above, the Company expects to incur certain other cash charges throughout the consolidation process. These additional charges include training of replacement employees, the costs related to headcount overlap during a transitional training period, and temporary employee staffing, should the need arise. While the estimate of these costs, in total, is not yet final, the Company currently expects that they will total approximately $3 million pretax, with virtually all occurring during the first nine months of 2007.

Commitments and Contingencies

The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

Rental expense for 2006, 2005 and 2004 was $172 million, $163 million and $147 million, respectively. Future long-term non-cancelable operating lease payments are approximately $73 million in 2007, $59 million in 2008, $47 million in 2009, $27 million in 2010, $18 million in 2011, and $19 million in 2012 and thereafter.

The majority of the Company’s fleet and some equipment are leased through operating leases. Lease terms are non-cancelable for the first twelve month term and then are month-to-month leases, cancelable at the Company’s option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) on these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. There are no net payments reflected in the future minimum lease obligation as the leases are cancelable and there are no expected net

Notes to the Consolidated Financial Statements

payments due under the guarantees. At December 31, 2006 there was approximately $229 million of residual value guarantee relating to the Company’s fleet and equipment leases. The fair value of the assets under the leases is expected to fully mitigate the Company’s obligations under the agreements. At December 31, 2006 the Company has recorded the estimated fair value of this guarantee (approximately $1.1 million) in the Consolidated Statement of Financial Position.

The Company maintains lease facilities with banks totaling $68 million which provide for the financing of branch properties to be leased by the Company. At December 31, 2006, approximately $68 million was funded under these facilities. Approximately $15 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of December 31, 2006. The balance of the funded amount is treated as operating leases. Approximately $15 million of the total facility expires in January 2008 and $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At December 31, 2006, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.7 million) in the Consolidated Statements of Financial Position.

Approximately $27 million of the Company’s assets are leased under capital leases, consisting of certain branch properties discussed above, a call center facility, and equipment. Future lease payments under capital leases are approximately $2 million in 2007, $16 million in 2008, $1 million in 2009, $1 million in 2010, $4 million in 2011, and $3 million in 2012 thereafter.

In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount which the Company may be exposed under such agreements cannot be estimated, the Company does not expect these guarantees and indemnifications to have a material effect on the Company’s business, financial condition, or results of operations.

The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company has self-insured retention limits and insured layers of excess insurance coverage above such self-insured retention limits. Accruals for self-insurance losses, termite damage claims in the Terminix business and warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial assumptions. At December 31, 2006, these accruals totaled $202 million, with $89 million included in “Self-insured claims and related expenses” and $113 million included in “Other long-term obligations” in the accompanying Consolidated Statements of Financial Position. In 2005, Terminix recorded a $10 million unfavorable correction in estimating prior years’ termite damage claim reserves which is reflected in the total mentioned above. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated.

As part of the ARS and AMS sale agreements, the Company continues to be obligated to third parties with respect to bonds (primarily performance and license type), operating leases for which the Company has been released as being the primary obligor, certain real estate leased and operated by the buyers, and other guarantees of payment. The Company’s obligations under these agreements may be limited in terms of time and or amount, and in some cases, the Company may have recourse against the buyers for any potential future payments made by the Company. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

The Company has guarantees on certain bonds issued by the divested companies, primarily performance and license type bonds. The maximum payments the Company could be required to make if the buyers are unable to fulfill their obligations is approximately $21 million at December 31, 2006. Approximately 50 percent of the bonds expire in 2007, with the remaining bonds expiring primarily in 2008. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s business, financial condition or results of operations.

In the ordinary course of conducting its business activities, the Company becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability actions and a small number of environmental proceedings. The Company does not expect any of these proceedings to have a material effect on the Company’s business, financial condition, or results of operations.

On November 8, 2006, InStar Services Group entered into a plea agreement with the United States Attorney’s Office for the Southern District of Florida requiring that InStar implement an environmental compliance plan, be placed on probation for a period of up to five years, pay a fine of $0.5 million for each count, and make a contribution of $2.0 million to the Florida Environmental Task Force Trust Fund. Under the plea agreement, the Company has agreed to take all reasonable steps necessary to ensure the implementation and enforcement of the environmental compliance plan by InStar.

Since the conduct of InStar that was the subject of the plea agreement occurred prior to the Company’s acquisition of InStar, the Company pursued indemnification from the sellers of InStar for its damages and expenses including fines, contributions and attorneys’ fees. On December 19, 2006, the Company, InStar and the sellers entered into a settlement agreement and mutual release. The sellers paid InStar $5 million in full settlement of all claims of InStar and/or the Company arising from the sale of InStar to the Company.

Notes to the Consolidated Financial Statements

The Company believes that any disruption to the InStar business arising from the plea will not have a material effect on the Company’s financial condition or results of operations.

Employee Benefit Plans

Discretionary contributions to qualified profit sharing and non-qualified deferred compensation plans were made in the amount of $10.2 million for 2006, $9.9 million for 2005 and $9.3 million for 2004. Under the Employee Share Purchase Plan, the Company contributed $0.9 million in 2006 and $0.8 million in 2005 and 2004, respectively. These funds defrayed part of the cost of the shares purchased by employees.

Minority Interest Ownership and Related Parties

The Company continues to have minority investors in Terminix. At any time, the holders of this minority interest may convert this equity security into eight million ServiceMaster common shares. The ServiceMaster shares are included in the shares used in the calculation of diluted earnings per share, when their inclusion has a dilutive impact. Subsequent to December 31, 2006, ServiceMaster has the ability to require conversion of the security into ServiceMaster common shares, provided the closing share price of ServiceMaster’s common stock averages at least $15 per share for 40 consecutive trading days.

Long-Term Debt
Long-term debt includes the following:

(In thousands)	2006	2005

6.95% maturing in 2007	$49,225	$49,225
7.88% maturing in 2009	179,000	179,000
7.10% maturing in 2018	79,473	79,473
7.45% maturing in 2027	195,000	195,000
7.25% maturing in 2038	82,650	82,650
Other	105,074	72,802
Less current portion	(21,549)	(19,222)

Total long-term debt	$668,873	$638,928

The Company is party to a number of debt agreements which require it to maintain certain financial and other covenants, including limitations on indebtedness (debt cannot exceed 3.25 times earnings before interest, taxes, depreciation, and amortization (EBITDA)) and a minimum interest coverage ratio (EBITDA needs to exceed four times interest expense). In addition, under certain circumstances, the agreements may limit the Company’s ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be an inhibiting factor in the Company’s future dividend and share repurchase plans. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. Throughout 2006, the Company was in compliance with the covenants related to these debt agreements and, based on its operating outlook for 2007, expects to be able to maintain compliance in the future.

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

Since August 1997, ServiceMaster has issued $1.1 billion of unsecured debt securities pursuant to registration statements filed with the Securities and Exchange Commission. As of December 31, 2006, ServiceMaster had $550 million of senior unsecured debt securities and equity interests available for issuance under an effective shelf registration statement.

The Company has a committed revolving bank credit facility for up to $500 million that expires in May 2010. The facility can be used for general Company purposes. As of December 31, 2006, the Company had $30 million outstanding under this facility and had issued approximately $133 million of letters of credit under the facility and had unused commitments of approximately $337 million. At the Company’s current credit ratings, the interest rate under the facility is LIBOR plus 75 basis points.

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

Cash interest payments were $57 million in 2006, $57 million in 2005 and $60 million in 2004. Future scheduled long-term debt payments are $71 million in 2007 (average rate of 6.5 percent), $27 million in 2008 (average rate of 7.0 percent), $187 million in 2009 (average rate of 8.0 percent), $11 million in 2010 (average rate of 6.7 percent) and $8 million in 2011 (average rate of 6.8 percent). The Company’s next significant debt maturity of approximately $49 million is in August 2007. The Company has both the intent and ability to pay this debt with other long-term financing.

Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less, are included in the Statements of Financial Position caption “Cash and Cash Equivalents.” Marketable securities are designated as available for sale and recorded at current market value, with unrealized gains and losses reported in accumulated other comprehensive income. As of December 31, 2006 and 2005, the Company’s investments consist primarily of domestic publicly traded debt of $115 million and $108 million, respectively and common equity securities of $183 million and $144 million, respectively.

The aggregate market value of the Company’s short-term and long-term investments in debt and equity securities was $297 million and $252 million and the aggregate cost basis

Notes to the Consolidated Financial Statements

was $284 million and $246 million at December 31, 2006 and 2005, respectively.

Interest and dividend income received on cash and marketable securities was $26 million, $20 million, and $15 million, in 2006, 2005, and 2004, respectively. Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The unrealized gains in the investment portfolio were approximately $18 million and $13 million as of December 31, 2006 and 2005, respectively. Unrealized losses were approximately $3 million and $7 million as of December 31, 2006 and 2005, respectively. The portion of these unrealized losses older than one year at December 31 was less than $2 million for both 2006 and 2005. The aggregate fair value of the investments with unrealized losses totaled $109 million and $133 million at December 31, 2006 and 2005, respectively, and consist primarily of corporate bonds and common equity securities.

Receivable Sales

The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen LawnCare and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During 2006, 2005 and 2004, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future which would provide an alternative funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company.

Comprehensive Income

Comprehensive income, which encompasses net income, unrealized gains on marketable securities, and the effect of foreign currency translation is disclosed in the Statements of Shareholders’ Equity.

Other Comprehensive Income (In thousands)	2006	2005	2004

Net unrealized holding gains arising in period	$14,562	$4,582	$7,745
Tax expense	5,825	1,833	3,098

Net of tax amount	$8,737	$2,749	$4,647

Net gains realized	$10,937	$8,228	$6,370
Tax expense	4,375	3,291	2,549

Net of tax amount	$6,562	$4,937	$3,821

Accumulated comprehensive income included the following components as of December 31:

(In thousands)	2006	2005	2004

Net unrealized gains on securities, net of tax	$6,799	$4,624	$6,812
Foreign currency Translation	3,319	2,573	3,992

Total	$10,118	$7,197	$10,804

Shareholders’ Equity

The Company has authorized one billion shares of common stock with par value of $.01. In January 2007, the Company announced the declaration of a cash dividend of $.12 per share payable on February 27, 2007 to shareholders of record on February 16, 2007.

The Company has an effective shelf registration statement to issue shares of common stock in connection with future, unidentified acquisitions. This registration statement allows the Company to issue registered shares much more efficiently when acquiring privately held companies. The Company plans to use the shares over time in connection with purchases of small acquisitions. There were approximately 3.6 million shares available for issuance under this registration statement at December 31, 2006.

The Company maintains a shareholder approved incentive plan that allows for the issuance of equity-based compensation awards, including stock options, stock appreciation rights, share grants and restricted stock awards. The Company uses treasury stock and newly issued stock to satisfy equity-based compensation awards. As of December 31, 2006, there were approximately 27 million Company shares available for issuance upon the exercise of outstanding employee stock options and stock appreciation rights and for future grants. Also, as of December 31, 2006, there was approximately $16 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. That cost is expected to be recognized primarily over the next four years.

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

Notes to the Consolidated Financial Statements

provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective method which requires application of the rule after January 1, 2006.

Prior to adopting SFAS 123(R), and beginning in 2003, the Company adopted SFAS 123 using the “Prospective Method” as permitted under SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, which required the Company to expense the fair value of new employee option grants awarded subsequent to 2002. Related to the unvested option awards granted prior to 2003, the adoption of SFAS 123(R) in 2006 resulted in incremental compensation expense for the twelve months ended December 31, 2006 of approximately $3.0 million pretax, $1.8 million after-tax. Also, upon the adoption of SFAS 123(R) and effective January 1, 2006, the Company reclassified within Shareholders’ Equity the $14.4 million balance of “Restricted stock (unearned compensation)” to “Additional paid-in capital.”

Prior to the adoption of SFAS 123(R), the Company adjusted option expense related to forfeited options as the forfeitures occurred. With the adoption of SFAS 123(R), the Company is estimating the forfeitures that will occur and is recording periodic option expense net of the estimated forfeitures. The cumulative impact of the change in accounting for forfeitures was not material to the consolidated financial statements. As required by SFAS 123(R), the Company has included in Cash Used for Financing Activities from Continuing Operations approximately $1 million of excess tax benefits associated with options exercised and restricted stock that vested in 2006.

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

Total pretax option expense and income tax benefits recognized was approximately $6.7 million and $2.7 million, respectively for the twelve months ended December 31, 2006, $3.8 million and $1.5 million respectively, for the twelve months ended December 31, 2005, and $2.9 million and $1.2 million for the twelve months ended December 31, 2004.

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

The lattice-based model used the following assumptions for options awarded in 2006: range of expected volatility 17.90 percent to 42.10 percent; weighted-average volatility of 19 percent; expected life (in years) of 9; dividend yield of 3.0 percent; risk-free rate in the range of 4.39 percent to 4.64 percent; and the weighted-average risk-free rate of 4.54 percent.

The lattice-based model used the following assumptions for options awarded in 2005: range of expected volatility 27.66 percent to 47.56 percent; weighted-average volatility of 28.24 percent; expected life (in years) of 6; dividend yield of 3.41 percent; risk-free rate in the range of 2.98 percent to 4.65 percent; and the weighted-average risk-free rate of 4.06 percent.

For awards valued using the Black-Scholes option pricing model, the computation of fair value was based on the following weighted-average assumptions in 2004: risk-free rate of 3.7 percent; dividend yield of 4.0 percent; share price volatility of 30.6 percent; and average expected life (in years) of six to seven years. The Company has estimated the value of these options assuming a single weighted-average expected life for the entire award.

Options granted to employees during the twelve months ended December 31, 2006, 2005 and 2004 had a weighted average fair value of $2.52, $2.80 and $2.35, respectively.

Notes to the Consolidated Financial Statements A summary of option activity as of December 31, 2006, 2005 and 2004 and changes during the twelve months then ended is presented below:

	Stock Options	Weighted Avg. Exercise Price	Remaining Contractual Term	Aggregate Intrinsic value (in thousands)

Total exercisable, December 31, 2003	20,346,581	$13.16
Total outstanding, December 31, 2003	31,709,766	$12.60

Transactions during 2004
Granted to employees	2,049,680	$10.79
Exercised	(1,250,434)	$8.20
Terminated or resigned	(545,085)	$12.57

Total exercisable, December 31, 2004	22,573,344	$13.26	3	$48,003
Total outstanding, December 31, 2004	31,963,927	$12.66	4	$70,912

Transactions during 2005
Granted to employees	2,103,103	$13.43
Exercised	(2,385,142)	$9.90
Terminated or resigned	(2,173,615)	$12.26

Total exercisable, December 31, 2005	22,057,309	$13.33	3	$19,926
Total outstanding, December 31, 2005	29,508,273	$12.96	4	$25,796

Transactions during 2006
Granted to employees	2,325,250	$12.28
Exercised	(5,201,108)	$10.28
Terminated or resigned	(2,570,509)	$15.11

Total exercisable, December 31, 2006	18,465,807	$13.59	2	$24,760
Total outstanding, December 31, 2006	24,061,906	$13.25	4	$31,154

During the twelve months ended December 31, 2006, 2005, and 2004, the total intrinsic value of awards exercised was approximately $11.1 million, $8.4 million and $5.2 million, respectively. The aggregate intrinsic value of outstanding and exercisable awards was $31.2 million and $24.8 million, respectively at December 31, 2006, $25.8 million and $19.9 million, respectively at December 31, 2005 and $70.9 million and $48.0 million, respectively at December 31, 2004. The cash received from the exercise of options was approximately $48 million, $23 million, and $10 million for the twelve months ended December 31, 2006, 2005, and 2004 respectively.

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2006:

Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Term		Weighted Average Exercise Prices	Number Exercisable at 12/31/06	Weighted Average Exercise Price

$8.40 – 10.78	6,946,711	4	Years	$10.03	5,314,729	$9.94
$10.89 – 15.94	11,720,750	4	Years	$12.52	7,756,633	$12.37
$16.12 – 22.33	5,279,959	2	Years	$18.19	5,279,959	$18.19
$31.13 – 77.56	114,486	1	Year	$54.01	114,486	$54.01

$8.40 – 77.56(1)	24,061,906	4	Years	$13.25	18,465,807	$13.59

(1)				The options priced at $77.56 are options assumed by the Company as a result of business acquisitions.

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

Notes to the Consolidated Financial Statements

stock awards in shares outstanding in the denominator of its earnings per share calculations.

Restricted stock awards granted to employees during the twelve months ended December 31, 2006, 2005 and 2004 had a weighted average fair value of $12.10, $13.39 and $11.61, respectively, at the date of grant. Total pretax share grant and restricted stock compensation expense for the twelve months ended December 31, 2006, 2005, and 2004 was approximately $4.1 million, $4.8 million, and $3.0 million respectively, and the income tax benefits recognized for these awards was approximately $1.6 million, $1.9 million, and $1.2 million, respectively. A summary of the share grant and restricted stock activity during the twelve months ended December 31, 2006, 2005 and 2004 are summarized in the table below:

	Share Grants/ Restricted Stock	Weighted Average Grant-date Fair Value

Total outstanding, December 31, 2003	537,700	$9.96

Transactions during 2004
Granted to employees	988,309	$11.61
Vested/exercised	(109,827)	9.60
Terminated or resigned	(16,491)	10.57

Total outstanding, December 31, 2004	1,399,691	$11.15

Transactions during 2005
Granted to employees	598,723	$13.39
Vested/exercised	(270,695)	10.47
Terminated or resigned	(144,842)	11.36

Total outstanding, December 31, 2005	1,582,877	$12.09

Transactions during 2006
Granted to employees	625,894	$12.10
Vested/exercised	(489,904)	11.75
Terminated or resigned	(714,406)	12.37

Total outstanding, December 31, 2006	1,004,461	$12.09

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options and stock appreciation rights (SARS) whose market price is in excess of the grant price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible securities is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the securities. Shares potentially issuable under convertible securities have not been considered outstanding for 2005 as their inclusion results in a less dilutive computation. Had the inclusion of convertible securities not resulted in a less dilutive computation in 2005, incremental shares attributable to the assumed conversion of the securities would have increased shares outstanding by 8.0 million shares and the after-tax interest expense related to the convertible securities that would have been added to net income in the numerator would have been $4.9 million.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.

(In thousands,except per share date)

	For year ended 2006			For year ended 2005			For year ended 2004

Continuing Operations:	Income	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$186,568	289,765	$0.64	$180,561	291,251	$0.62	$316,623	290,514	$1.09
Effect of Dilutive Securities:
Options & SARS		1,597			5,556			5,054
Convertible securities	4,888	8,000		—	—		4,712	8,000

Diluted EPS	$191,456	299,362	$0.64	$180,561	296,807	$0.61	$321,335	303,568	$1.06

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The ServiceMaster Company

We have audited the accompanying consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the ServiceMaster Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 26, 2007

Quarterly Operating Results (Unaudited)

Quarterly operating results and related growth for the last three years in revenue, gross profit, income from continuing operations, income from discontinued operations and earnings per share are shown in the table below. As discussed in the “Interim Reporting” section in the Significant Accounting Policies, for interim accounting purposes, TruGreen LawnCare and other business segments of the Company incur pre-season advertising costs. In addition, TruGreen LawnCare incurs costs related to annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized as expense in proportion to revenue over the balance of the year. Full year results are not affected.

(In thousands, except per share data)	2006	Chg	2005	Chg	2004

Continuing Operations:
Operating Revenue:
First Quarter	$662,387	6%	$623,760	3%	$602,907
Second Quarter	1,024,624	6	970,627	7	909,019
Third Quarter	971,436	5	925,492	6	872,770
Fourth Quarter	770,698	7	719,599	5	683,372

	$3,429,145	6%	$3,239,478	6%	$3,068,068

Gross Profit:
First Quarter	$227,717	8%	$209,889	6%	$197,547
Second Quarter	412,762	3	400,303	9	367,430
Third Quarter	372,334	3	362,573	6	342,071
Fourth Quarter	271,209	6	254,735	5	241,800

	$1,284,022	5%	$1,227,500	7%	$1,148,848

Income from Continuing Operations: (1)
First Quarter	$12,211	11%	$11,036	(14%)	$12,761
Second Quarter	74,746	(1)	75,391	9	69,267
Third Quarter	61,498	(12)	70,172	9	64,267
Fourth Quarter (2), (3)	38,113	59	23,962	N/M	170,328

	$186,568	3%	$180,561	N/M	$316,623

Basic Earnings Per Share:
First Quarter	$0.04	—%	$0.04	—%	$0.04
Second Quarter	0.26	—	0.26	8	0.24
Third Quarter	0.21	(13)	0.24	9	0.22
Fourth Quarter	0.13	63	0.08	N/M	0.59

	$0.64	3%	$0.62	N/M	$1.09

Diluted Earnings Per Share: (1)
First Quarter	$0.04	—%	$0.04	—-%	$0.04
Second Quarter	0.25	—	0.25	9	0.23
Third Quarter	0.21	(9)	0.23	5	0.22
Fourth Quarter (2), (3)	0.13	63	0.08	N/M	0.56

	$0.64	5%	$0.61	N/M	$1.06

Discontinued Operations:
Income (Loss) from Discontinued Operations:
First Quarter	($ 26,524)	N/M	($ 464)	70%	($ 1,562)
Second Quarter	2,400	(46%)	4,410	291	1,129
Third Quarter	6,472	(43)	11,415	230	3,457
Fourth Quarter (2), (3)	783	(74)	3,003	N/M	11,580

	($ 16,869)	(192%)	$18,364	N/M	$14,604

Diluted Earnings (Loss) Per Share:
First Quarter	($ 0.09)	N/M	$—	100%	($ 0.01)
Second Quarter	0.01	—%	0.01	N/M	—
Third Quarter	0.02	(50)	0.04	300	0.01
Fourth Quarter (3)	—	(100)	0.01	N/M	0.04

	($ 0.06)	(200%)	$0.06	N/M	$0.05

N/M = Not meaningful

(1)
The 2006 results include restructuring charges for severance, as well as costs associated with Project Accelerate, the Company’s initiative to improve the effectiveness and efficiency of its functional support areas, and accruals for employee retention and severance to be paid in future periods that are related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. The after-tax impact of the restructuring charges includes the benefit of state tax incentives granted to the Company as a result of its decision to consolidate its corporate headquarters in Memphis, Tennessee.

The table below summarizes the quarterly impacts of the restructuring charges.

($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Pretax	($3.5)	($6.3)	($0.9)	($10.9)	($21.6)
After-tax	(2.2)	(3.8)	(0.5)	(0.4)	(6.9)
Per diluted share	($0.01)	($0.01)	$ —	$ —	($0.02)

(2)
In the fourth quarter of 2006, the Company recorded a reduction in income tax expense of $7 million ($0.02 per diluted share) resulting from the resolution of state tax items relating to a prior non-recurring transaction.

(3)
As a result of a comprehensive agreement with the Internal Revenue Service regarding its examination of the Company’s federal income taxes through the year 2002, the Company recorded a non-cash reduction in its fourth quarter and full year 2004 tax provision, thereby increasing net income by approximately $159 million. Approximately $150 million related to continuing operations ($.49 per diluted share) and $9 million related to discontinued operations ($.03 per diluted share). See the “Income Taxes” note in the Notes to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s Chairman and Chief Executive Officer, J. Patrick Spainhour, and ServiceMaster’s Vice Chairman and Chief Financial Officer, Ernest J. Mrozek, have evaluated ServiceMaster’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. ServiceMaster’s disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the Downers Grove office of ServiceMaster. The reporting process is designed to ensure that information required to be disclosed by ServiceMaster in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Messrs. Spainhour and Mrozek have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures are effective.

See “Management’s Report on Internal Control over Financial Reporting” in Item 8.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

Management Certifications. In June 2006, the Company submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The Company has also filed, as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2006, the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION

The following information is being provided pursuant to Item 5.02(e) of Form 8-K.

Entry into Separation Agreements.  In October 2006, the Board of Directors of the Company approved a plan to consolidate the Company’s headquarters into its operations support center in Memphis, Tennessee and close its current headquarters in Downers Grove, Illinois. The Company believes the consolidation of the Downers Grove support functions and positions with the operating unit leadership in Memphis will improve the speed and effectiveness of communications and decision-making. The transition to Memphis is targeted to be completed by November 2007.

In connection with the consolidation plan, the Company offered approximately 150 employees located in the Downers Grove office the opportunity to accept a relocation agreement relating to an employee’s relocation from the Downers Grove office to the Memphis office or a separation agreement in the event the employee chose not to relocate. On February 26, 2007, the Company entered into separation agreements (each a “Separation Agreement”) approved by the Compensation and Leadership Development Committee with each of Mitchell Engel, the Chief Marketing Officer, and Jim Kaput, Senior Vice President and General Counsel.

Mr. Engel’s Separation Agreement provides that his separation date will be December 31, 2007. Mr. Kaput’s Separation Agreement provides that his separation date will be October 31, 2007. In exchange for Messrs. Engel’s and Kaput’s separate agreements not to compete against the Company and not to solicit employees or customers of the Company for a period of two years after their respective separation dates, Mr. Engel will receive an amount equal to two times his current base salary and target annual bonus, or $1,784,000, and Mr. Kaput will receive an amount equal to two times his current base salary and target annual bonus, or $1,700,000, in each case less applicable tax withholdings. In addition, Messrs. Engel and Kaput will receive a retention bonus equal to $446,000 and $283,333, respectively, for performing services through their respective separation dates in connection with the closure of the Downers Grove office and the consolidation of offices in Memphis. During 2007, Messrs. Engel and Kaput will each participate in the Company’s 2007 annual bonus plan and any other compensation plans of the Company other than any long-term incentive plan. Messrs. Engel and Kaput will cease participation in compensation plans on their respective separation dates.

If Mr. Engel’s employment with the Company is terminated by the Company without cause Mr. Engel would receive, subject to the execution of a release by Mr. Engel, the amounts set forth above for Mr. Engel. If Mr. Kaput’s employment with the Company is terminated by the Company without cause Mr. Kaput would receive, subject to the execution of a release by Mr. Kaput, the amounts set forth above for Mr. Kaput.

If Mr. Engel’s employment with ServiceMaster is terminated for any reason other than by ServiceMaster without cause, Mr. Engel will forfeit the amounts set forth above for Mr. Engel. If Mr. Kaput’s employment with ServiceMaster is terminated for any reason other than by ServiceMaster without cause, Mr. Kaput will forfeit the amounts set forth above for Mr. Kaput.

Shareholder Proposals.  As set forth under “Shareholder Proposals and Other Business” in the Company’s proxy statement dated March 24, 2006 (the “2006 Proxy Statement”) relating to the 2006 annual meeting of shareholders, the 2007 annual meeting of shareholders is currently scheduled to be held on May 4, 2007. The 2006 Proxy Statement stated that a shareholder proposal or nomination intended to be brought before the 2007 annual meeting must be delivered to the Corporate Secretary no later than the close of business on February 18, 2007. The

Company has received the following proposals or nominations in connection with the 2007 annual meeting.

Shareholder Proposal Regarding Annual Election of Directors. Mr. Nick Rossi, a shareholder of the Company, has submitted a letter to the Company stating his intention to bring before the 2007 annual meeting of shareholders a shareholder proposal to adopt a resolution asking the Board of Directors to adopt and implement the annual election of all directors.

Shareholder Proposal Regarding Report on the Discontinuance of the Use of Lawncare Pesticides. Green Century Capital Management, Inc., a shareholder of the Company, has submitted a letter to the Company stating its intention to bring before the 2007 annual meeting of shareholders a shareholder proposal to adopt a resolution asking the Board of Directors to prepare a report on the feasibility and implications of a policy to discontinue the use of synthetic pesticides at TruGreen LawnCare.

Shareholder Nomination of Individuals for Election as Directors. On November 29, 2006, Newcastle Partners, L.P., a Texas limited partnership (“Newcastle”), and other participants, filed a Schedule 14A with the Securities and Exchange Commission (“SEC”) stating the intention of Newcastle and such participants to make a preliminary proxy filing with the SEC of a proxy statement and accompanying proxy card to be used to solicit votes for the election of their directors nominees at the 2007 annual meeting of shareholders. Newcastle has notified the Company of its intention to nominate four nominees for election to the Board of Directors of the Company at the 2007 annual meeting of shareholders. The letter from Newcastle stating its intention, identifying the four nominees and providing information regarding such nominees is included as an exhibit to this Form 10-K.

Shareholder Proposal Regarding Reimbursement of Expenses. Newcastle has also notified the Company of its intention to submit a shareholder proposal to adopt a resolution recommending to the Board of Directors of the Company that the Company reimburse Newcastle for its expenses incurred in connection with the proxy solicitation to elect Newcastle’s nominees at the 2007 annual meeting of shareholders. The letter from Newcastle stating its intention and setting forth the text of the proposed shareholder resolution is included as an exhibit to this Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The names and ages of the directors of ServiceMaster as of February 28, 2007, together with certain biographical information, are as follows:

Name	Age	Principal Occupation	Director Since

Brian Griffiths	65	Vice Chairman, Goldman Sachs International, Ltd.	1992

Sidney E. Harris	57	Professor, Georgia State University	1994

James D. McLennan	70	Chairman and Chief Executive Officer of McLennan Company	1986

Coleman H. Peterson	58	President and Chief Executive Officer, Hollis Enterprises, L.L.C.	2004

Roberto R. Herencia	47	President, Banco Popular North America	2003

Louis J. Giuliano	60	Retired	2004

Betty Jane Hess	58	Retired	2003

Eileen A. Kamerick	48	Chief Financial Officer, Heidrick & Struggles International, Inc.	2005

J. Patrick Spainhour	56	Chairman and Chief Executive Officer, The ServiceMaster Company	2005

David K. Wessner	55	President and Chief Executive Officer, Park Nicollet Health Services	1987

   Brian Griffiths is Vice Chairman of Goldman Sachs International Ltd., an investment banking firm, 1991 to present. He was made a life peer at the conclusion of his service to the British Prime Minister during the period 1985 to 1990. Lord Griffiths is a director of Times Newspapers Holding Ltd., a newspaper company; English, Welsh and Scottish Railways, a railroad company; and Herman Miller, Inc., an office furniture manufacturer.

   Sidney E. Harris is Professor of Management and International Business, Georgia State University, 2004 to present. From 1997 to 2004, Dr. Harris was Dean, Robinson College of Business, Georgia State University. Dr. Harris is a director of Transamerica Investors, Inc., an investment management company; Total System Services, Inc., a credit/debit card processor; and STI Classic Funds, a family of investment funds.

  James D. McLennan is Chairman and Chief Executive Officer of McLennan Company, a full-service real estate company, 1998 to present.

   Coleman H. Peterson is President and Chief Executive Officer, Hollis Enterprises, L.L.C., engaged in supporting businesses in improving their organizational effectiveness, from 2004 to present. He was Executive Vice President of Wal-Mart Stores, Inc., the world’s largest retailer, 1994 to 2004. Mr. Peterson is a director of J. B. Hunt Transport Services, Inc., a full truck-load transportation and logistics company; and Build-A-Bear Workshop, Inc., a make your own stuffed animal retailer.

   Roberto R. Herencia is President, Banco Popular North America, a diversified community banking institution, 2001 to present. He was Senior Executive Vice President and Chief Operating Officer from 1999 to 2001. Mr. Herencia is Executive Vice President, and a member of the Corporate Leadership Council of Popular, Inc., the parent company of Banco Popular North America, 1997 to present.

   Louis J. Giuliano retired in 2004 as Chairman, ITT Industries, Inc., a multi-industry company engaged in the design and manufacture of a wide range of engineered products. Mr. Giuliano was Chairman and Chief Executive Officer of ITT Industries from 2001 through 2004; President from 1998 to 2004; and Chief Operating Officer from 1998 to 2001. Mr. Giuliano has served as a governor of the United States Postal Service Board of Governors since 2004, and has served as a director and Chairman of John Maneely Company since 2006.

   Betty Jane Hess retired in 2004 as Senior Vice President, Arrow Electronics, Inc., a distributor of electronic components and computer products. Ms. Hess was Senior Vice President of Arrow Electronics from 1997 to 2004. She was a member of Office of the President of Arrow Electronics, Inc. from 1997 to 2002. Mrs. Hess is a director of Cott Corporation, a supplier of retail brand carbonated beverages.

   Eileen A. Kamerick is Chief Financial Officer, Heidrick & Struggles International, Inc., a recruiting and search firm, 2004 to present. Ms. Kamerick was the Executive Vice President and Chief Financial Officer of Bcom3 Group, Inc., a provider of advertising and marketing communications services, from 2001 to 2003. From 2000 to 2001, Ms. Kamerick was the Executive Vice President and Chief Financial Officer of United Stationers, Inc., a wholesale distributor of business products. Ms. Kamerick is a director of Westell Technologies, Inc., a diversified broadband supplier.

   J. Patrick Spainhour has served as Chairman and Chief Executive Officer of The ServiceMaster Company since May 2006. He served as Chairman and Chief Executive Officer of Ann Taylor Stores Corporation from 1996 to 2005. Mr. Spainhour is a director of Circuit City Stores, Inc., a retailer of consumer electronics; and Tupperware Corporation, a direct seller of food storage items.

   David K. Wessner is President and Chief Executive Officer of Park Nicollet Health Services, an integrated healthcare delivery system, 1998 to present.

EXECUTIVE OFFICERS OF SERVICEMASTER

The names and ages of the executive officers of ServiceMaster as of February 27, 2007, together with certain biographical information, are as follows:

Name	Age	Present Positions	First Became an Officer

J. Patrick Spainhour	56	Chairman and Chief Executive Officer	2006

Ernest J. Mrozek	53	Vice Chairman and Chief Financial Officer	1987

Richard A. Ascolese	53	President, TruGreen LandCare	1997

Steven B. Bono	54	Senior Vice President, Corporate Communications	2001

Scott J. Cromie	50	Group President, American Home Shield, InStar and the franchise group	1990

Mitchell T. Engel	54	Chief Marketing Officer	2002

Lisa V. Goettel	43	Senior Vice President, Human Resources	2002

James A. Goetz	49	Senior Vice President and Chief Information Officer	2000

Katrina L. Helmkamp	41	Group President, Terminix, TruGreen LawnCare and TruGreen LandCare	2005

Jim L. Kaput	46	Senior Vice President and General Counsel	2000

Dennis R. Sutton	52	President and Chief Operating Officer, TruGreen LawnCare	1994

    J. Patrick Spainhour has served as Chairman and Chief Executive Officer since May 2006. He served as Chairman and Chief Executive Officer of AnnTaylor Stores Corporation from 1996 to 2005.

    Ernest J. Mrozek is Vice Chairman and Chief Financial Officer. He served as President and Chief Financial Officer from January 2004 to November 2006. He served as President and Chief Operating Officer from April 2002 to January 2004. He served as President of ServiceMaster Consumer and Commercial Services from November 1998 to April 2002.

    Richard A. Ascolese has served as President, TruGreen LandCare since September 2005. He served as Chief Operating Officer, TruGreen LandCare from November 2004 to September 2005. Mr. Ascolese served as Executive Vice President of American Home Shield from January 1997 to November 2004.

    Steven B. Bono has served as Senior Vice President, Corporate Communications since July 2001.

    Scott J. Cromie has served as Group President of American Home Shield, InStar and the franchise group since February 2006. From October 1996 to February 2006 he served as President and Chief Operating Officer of American Home Shield.

    Mitchell T. Engel has served as Chief Marketing Officer since April 2002.  He served as Principal of Engel Marketing Services from April 1998 to April 2002.

    Lisa V. Goettel has served as Senior Vice President, Human Resources since December 2004. From June 2002 to December 2004, Ms. Goettel served as Vice President, Human Resources of The TruGreen Companies. She served as a human resources consultant from May 2001 to May 2002.

    James A. Goetz has served as Senior Vice President and Chief Information Officer since 2002.

    Katrina L. Helmkamp has served as Group President, Terminix, TruGreen LawnCare and TruGreen LandCare since December 2006. She served as President, Terminix International from December 2004 to December 2006. She served as Vice President of Boston Consulting Group in Chicago, Illinois from January 1999 to December 2004.

    Jim L. Kaput has served as Senior Vice President and General Counsel of ServiceMaster since April 2000.

  Dennis R. Sutton has served as President and Chief Operating Officer, TruGreen LawnCare since November 2004. Mr. Sutton served as Senior Vice President, TruGreen LawnCare from July 2004 to November 2004. He served as Division Vice President, TruGreen LawnCare from August 1994 to July 2004.

FINANCIAL CODE OF ETHICS

ServiceMaster has a Financial Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Controller, or persons performing similar functions, and other designated officers and employees, including the Chief Financial Officer of each ServiceMaster business unit and the Treasurer. ServiceMaster also has a Code of Conduct that applies to directors, officers and employees. The Financial Code of Ethics and Code of Conduct each address matters such as conflicts of interest, confidentiality, fair dealing and compliance with laws and regulations. Copies of the Financial Code of Ethics and the Code of Conduct are available on ServiceMaster’s website at http://www.svm.com under “Corporate Governance” and is also available in print to any shareholder who requests it by writing to the Corporate Secretary at the following address: The ServiceMaster Company, 3250 Lacey Road, Suite 600, Downers Grove, Illinois 60515.

DIRECTOR NOMINATIONS, AUDIT AND FINANCE COMMITTEE AND AUDIT AND FINANCE COMMITTEE FINANCIAL EXPERT

Director Candidates and Changes in Board Membership

The Governance and Nominating Committee is responsible for reviewing the qualifications of, and recommending to the Board, nominees for membership on the Board. Consideration of Board candidates typically involves a series of internal discussions, review of information concerning candidates and interviews with selected candidates. In general, candidates for nomination to the Board are suggested by Board members or by management. The Governance and Nominating Committee has also utilized the services of a search firm to identify director candidates. The Governance and Nominating Committee will consider candidates suggested by shareholders. A shareholder seeking to recommend a prospective nominee for the Governance and Nominating Committee’s consideration should submit the candidate’s name and qualifications to the Corporate Secretary at the following address: The ServiceMaster Company, 3250 Lacey Road, Suite 600, Downers Grove, Illinois 60515.

In considering whether to recommend a candidate for membership on the Board, the Governance and Nominating Committee evaluates the nominee against the standards and qualifications set forth in ServiceMaster’s Corporate Governance Principles. The Governance and Nominating Committee evaluates candidates proposed by shareholders using the same criteria that are used to evaluate other candidates. The Governance and Nominating Committee reviews a candidate’s qualifications in light of the needs of the Board and ServiceMaster at that time given the then existing mix of director skill sets. ServiceMaster strives to create a Board that has a diversity of gender, ethnicity, culture and race. Members should, in general, have skills, experience or expertise in one or more of the following areas: corporate finance, accounting, information technology, senior management of a major company, federal or state government agencies or contracting practices, marketing, strategic planning, human resources, ethical training, law, and regulatory compliance.

Audit and Finance Committee

The Audit and Finance Committee functions as the standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. This Committee, in its capacity as an audit committee, assists the Board in its oversight of the integrity of ServiceMaster’s financial statements; ServiceMaster’s compliance with legal and regulatory requirements; the independent auditor’s qualifications and independence; the performance of ServiceMaster’s internal audit function and independent auditor; and prepares an audit committee report for inclusion in the proxy statement. This Committee, in its capacity as a finance committee, assists our Board in its oversight of financial matters affecting ServiceMaster. In addition, this Committee is responsible for appointing, retaining, compensating, evaluating, and terminating, when appropriate, the independent auditor; reviewing with management the adequacy of, and related disclosures in ServiceMaster’s quarterly and annual reports concerning ServiceMaster’s disclosure controls and procedures and internal control over financial reporting; discussing with management and the independent auditor, ServiceMaster’s annual and quarterly financial statements, including disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and discussing policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which risk assessment and risk management is undertaken.

Audit Committee Financial Expert

Our Board has determined that each of Roberto Herencia and Eileen Kamerick is an “audit committee financial expert” as defined under Securities and Exchange Commission regulations and is independent under New York Stock Exchange listing standards.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of holdings and transactions in our common stock with the Securities and Exchange Commission. An amended Form 4 was filed on November 20, 2006 on behalf of Betty Jane Hess reflecting that certain shares acquired through the Director Deferred Fees trust were omitted from the original Form 4 filed on February 16, 2006; a late Form 4 was filed on December 1, 2006 on behalf of Dennis Sutton for a transaction occurring on November 22, 2006; and a Form 5 was filed on February 14, 2007 on behalf of Scott Cromie reflecting a sale of 27,000 shares on June 30, 2004, which was not reported on the Form 4 filed on July

1, 2004 due to an administrative error. To our knowledge, all other required reports were filed on time.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in ServiceMaster’s proxy statement for the 2007 Annual Meeting of Shareholders under the headings “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated by reference in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in ServiceMaster’s proxy statement for the 2007 Annual Meeting of Shareholders under the headings “Ownership of Our Common Stock” and “Equity Compensation Plan Information” is incorporated by reference in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transaction policy

In February 2007, the Governance and Nominating Committee of our Board approved policies and procedures with respect to the review and possible approval or ratification of any transaction between ServiceMaster and a “Related Person” (a “Related Person Transaction”), which we refer to as our “Related Person Transaction Policy”. Pursuant to the terms of the Related Person Transaction Policy, the Audit and Finance Committee must review and decide whether to approve or ratify any Related Person Transaction. Any Related Person Transaction is required to be reported to our legal department and the legal department will determine whether it should be submitted to the Audit and Finance Committee for consideration.

For the purposes of the Related Person Transaction Policy, a “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which ServiceMaster (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect interest.

A “Related Person” as defined in the Related Person Transaction Policy, means any person who is, or at any time since the beginning of ServiceMaster’s last fiscal year was, a director or executive officer of ServiceMaster or a nominee to become a director of ServiceMaster; any person who is known to be the beneficial owner of more than 5% of ServiceMaster’s common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owner in which such person has a beneficial ownership interest of 10% or more.

Litigation Program

In 2006, ServiceMaster used the legal services of the law firm of Hinshaw & Culbertson. Hinshaw & Culbertson serves as ServiceMaster’s primary counsel in our national litigation program for our general and automobile liability risks. The engagement letter with Hinshaw & Culbertson for the 2006 and 2007 years under our litigation program was executed prior to the adoption of the Related Person Transaction policy. Our national services require millions of service transactions at homes and businesses involving thousands of our employees and approximately 25,000 vehicles. Consequently, we elected in 2004 to manage our entire litigation program primarily through one law firm, Hinshaw & Culbertson, that had served as one of our casualty program law firms since 1987. Total fees paid to Hinshaw & Culbertson for 2006 in connection with our national litigation program were approximately $4.8 million. Donald Mrozek, Esq., Chairman of Hinshaw & Culbertson, is the brother of Ernest Mrozek, our Vice Chairman and Chief Financial Officer. Hinshaw & Culbertson served as one of our casualty program law firms prior to Ernest Mrozek’s becoming employed by ServiceMaster. Ernest Mrozek does not have management responsibility for our litigation program.

Independence

Under New York Stock Exchange listing standards, a director does not qualify as “independent” unless the board affirmatively determines that the director has no material relationship with the company. ServiceMaster’s Board adopted categorical standards of independence to assist it in determining whether a director has a material relationship with ServiceMaster. A director will not be considered to have a material relationship with ServiceMaster because (1) the director is a partner, principal, counsel or advisor to, or shareholder, director or officer of, another company that does business with ServiceMaster if the annual sales to, or purchases from, ServiceMaster are less than 1% of the annual revenue of the other company and the director does not receive any compensation as a direct result of the other company’s business with ServiceMaster or (2) the director is an officer, director or trustee of a charitable organization, if ServiceMaster’s discretionary charitable contributions to the organization are less than 1% (and no more than $50,000) of that organization’s total annual charitable receipts. A director will be considered to have a material relationship with ServiceMaster if the director is an officer of another company that is not a charitable organization and any of ServiceMaster’s present executives serves on that other company’s board of directors.

New York Stock Exchange listing standards also provide that a director is not “independent” if (1) the director is, or has been within the last three years, an employee of ServiceMaster or an immediate family member of the director is, or has been within the last three years, an executive officer of ServiceMaster; (2) the director or an immediate family member of the director has received, during any 12-month period within the last three years, more than $100,000 in direct compensation from ServiceMaster (other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service)); (3) the director or an immediate family member of the director is a partner of a firm that is ServiceMaster’s internal or external auditor; the director is an employee of such firm; an immediate family member of the director is an employee of such a firm and participates in the firm’s audit, assurance or tax compliance practice; or the director, or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on ServiceMaster’s audit within that time; (4) the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of ServiceMaster’s executive officers at the same time serves or served on that company’s compensation committee; or (5) the director is an employee, or an immediate family member is an executive officer, of a company that has made payments to, or received payments from, ServiceMaster for property or services in an amount which, in any of the last three fiscal years, exceeds the greater or $1 million, or 2% of such other company’s consolidated gross revenues.

In February 2007, the Committee reviewed the independence of all directors and furnished a report to the Board. The Board determined that each of Louis Giuliano, Brian Griffiths, Sidney Harris, Roberto Herencia, Betty Jane Hess, Eileen Kamerick, James McLennan, Coleman Peterson and David Wessner has no material relationship with ServiceMaster and that each director, except J. Patrick Spainhour, ServiceMaster’s Chairman and Chief Executive Officer, is independent under New York Stock Exchange listing standards. The Board also determined that each member of the Audit and Finance, Compensation and Leadership Development and Governance and Nominating Committees of the Board meets the independence and other requirements applicable to those Committees. In making these determinations, the Board considered the following relationships and transactions in determining that each of Brian Griffiths and Eileen Kamerick does not have a material relationship with ServiceMaster. Brian Griffiths is a Vice Chairman of Goldman, Sachs & Co. and we have a banking relationship with Goldman Sachs. Furthermore, ServiceMaster has retained Goldman Sachs to advise it in connection with ServiceMaster’s exploration of strategic alternatives announced in November 2006. In 2006 we did not pay any fees to Goldman Sachs for any services. Consequently, Mr. Griffiths could not have received any compensation as a direct result of our relationship with Goldman Sachs. In addition, Mr. Griffiths does not have an arrangement with Goldman Sachs where his compensation is determined by reference to the amount of fees ServiceMaster pays to Goldman Sachs. Eileen Kamerick is the executive vice president, chief financial officer and chief administrative officer of Heidrick & Struggles International, Inc. We had retained Heidrick in previous years to conduct executive searches prior to Eileen Kamerick commencing service on our Board in 2005. In 2006, we retained Heidrick to conduct a search for a vice president level position and we paid Heidrick less than $100,000 for this search. The amount paid was also less than 1% of Heidrick’s revenues and Ms. Kamerick did not receive any compensation as a direct result of our relationship with Heidrick.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit and Finance Committee has selected Deloitte & Touche LLP as our independent auditors for 2007.

Audit and Non-Audit Fees

The Audit and Finance Committee has a Public Accounting Firm Policy that includes requiring approval of all audit, audit-related and non-audit related services to be provided by our independent auditors. The policy requires that all services provided to ServiceMaster by our independent auditors, Deloitte & Touche LLP, such as audit services and permitted audit-related and non-audit related services, be pre-approved by the Committee. The Committee pre-approved all audit, audit-related and non-audit-related services provided by Deloitte & Touche LLP during 2006.

The following table presents, for 2006 and 2005, fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP. In accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees ServiceMaster paid Deloitte & Touche LLP for professional services for the audit of ServiceMaster’s consolidated financial statements included in ServiceMaster’s annual report on Form 10-K, review of the financial statements included in ServiceMaster’s quarterly reports on Form 10-Q and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of ServiceMaster’s financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any products and services provided by Deloitte & Touche LLP not included in the first three categories.

	2006	2005

(1) Audit Fees	$3,816,990	$3,756,365
(2) Audit-Related Fees (a)	102,929	45,616
(3) Tax Fees (b)	428,868	692,200
(4) All other Fees	—	—

(a)	Principally represents fees paid in connection with the audits of the employee benefit plan and other services, primarily related to discontinued operations.

(b)	Includes $64,400 and $108,002 related to services rendered in connection with tax compliance and tax return preparation fees for 2006 and 2005, respectively.
57

PART IV ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (a) Financial Statements, Schedules and Exhibits. 1. Financial Statements

Report of Independent Registered Public Accounting Firm contained in Part II, Item 8 of this Form 10-K.

Consolidated Statements of Financial Position as of December 31, 2006 and 2005 contained in Part II, Item 8 of this Form 10-K.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 contained in Part II, Item 8 of this Form 10-K.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 contained in Part II, Item 8 of this Form 10-K.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004 contained in Part II, Item 8 of this Form 10-K.

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

The exhibits filed with this report are listed on pages 62-64 (the “Exhibits Index”). Entries marked by an asterisk next to the exhibit’s number identify management contracts, compensatory plans, or arrangements.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SERVICEMASTER COMPANY

Date: February 27, 2007	By	/s/ J. PATRICK SPAINHOUR

J. Patrick Spainhour Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. PATRICK SPAINHOUR	Chairman and Chief Executive	February 27, 2007
Officer and Director (Principal
J. Patrick Spainhour	Executive Officer)

/s/ ERNEST J. MROZEK	Vice Chairman and Chief Financial	February 27, 2007
Officer (Principal Financial Officer
Ernest J. Mrozek	and Principal Accounting Officer)

/s/ LOUIS J. GIULIANO	Director	February 23, 2007

Louis J. Giuliano

/s/ BRIAN GRIFFITHS	Director	February 23, 2007

Brian Griffiths

/s/ SIDNEY E. HARRIS	Director	February 23, 2007

Sidney E. Harris

/s/ ROBERTO R. HERENCIA	Director	February 23, 2007

Roberto R. Herencia

/s/ BETTY JANE HESS	Director	February 23, 2007

Betty Jane Hess

/s/ EILEEN A. KAMERICK	Director	February 23, 2007

Eileen A. Kamerick

/s/ JAMES D. MCLENNAN	Director	February 23, 2007

James D. McLennan

/s/ COLEMAN H. PETERSON	Director	February 23, 2007

Coleman H. Peterson

/s/ DAVID K. WESSNER	Director	February 23, 2007

David K. Wessner
59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The ServiceMaster Company Downers Grove, Illinois

We have audited the consolidated financial statements of The ServiceMaster Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 26, 2007; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP Chicago, Illinois February 26, 2007
60

SCHEDULE II THE SERVICEMASTER COMPANY VALUATION AND QUALIFYING ACCOUNTS (In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions (1)	Balance at End of Period

AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2006
Continuing Operations -
Allowance for doubtful accounts
Accounts receivable	$16,456	$47,415	(4)	$38,661	$25,210
Notes receivable	1,246	542		239	1,549

Reserves related to strategic actions in the fourth quarter of 2001 (2)	7,345	(162)		655	6,528
Reserves related to Project Accelerate and consolidation of corporate headquarters (3)	—	21,648		10,044	11,604

Remaining liabilities from discontinued operations (5)
LandCare Construction	3,112	(53)		1.345	1,714
LandCare utility line clearing business	3,238	(266)		897	2,075
Certified Systems, Inc. and other	9,686	1,856		4,447	7,095

AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2005
Continuing Operations -
Allowance for doubtful accounts
Accounts receivable	$19,526	$42,574		$45,644	$16,456
Notes receivable	2,213	307		1,274	1,246

Reserves related to strategic actions in the fourth quarter of 2001 (2)	6,795	1,250		700	7,345

Remaining liabilities from discontinued operations
LandCare Construction	4,492	985		2,365	3,112
LandCare utility line clearing business	6,616	(535)		2,843	3,238
Certified Systems, Inc. and other	8,485	2,526		1,325	9,686
International businesses	11,000	(11,000)		—	—

AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2004
Continuing Operations -
Allowance for doubtful accounts
Accounts receivable	$19,770	$42,133		$42,377	$19,526
Notes receivable	3,149	557		1,493	2,213

Reserves related to strategic actions in the fourth quarter of 2001 (2)	10,786	(2,319)		1,672	6,795

Remaining liabilities from discontinued operations
LandCare Construction	7,152	2,021		4,681	4,492
LandCare utility line clearing business	9,011	1,283		3,678	6,616
Certified Systems, Inc. and other	11,307	176		2,998	8,485
International businesses	21,306	(9,151)		1,155	11,000

(1)	Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the remaining items reflect cash payments.

(2)	Includes accruals for residual value guarantees on leased properties, severance for former executives and terminated employees and transaction and other costs.

(3)	Includes severance, employee retention incentives and third party professional fees and expenses directly related to implementing the organizational changes.

(4)	Includes $4 million not charged to expense in 2006, but acquired as part of InStar’s opening balance sheet.

(5)	At December 31, 2006, there were approximately $4 million of liabilities of ARS and AMS, consisting of severance and wind-down costs that are expected to be paid in the early part of 2007.
61

Exhibit Index

Descripiton of Index

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

4.2
First Supplemental Indenture dated as of August 15, 1997 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14762) (the “1997 10-K”).

4.3
Second Supplemental Indenture dated as of January 1, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K dated February 26, 1998 (File No. 1-14762).

4.4
Third Supplemental Indenture dated as of March 2, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated February 27, 1998 (File No. 1-14762) (the “1998 8-K”).

4.5
Fourth Supplemental Indenture dated as of August 10, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated August 16, 1999 (File No. 1-14762) (the “1999 8-K”).

4.6
Indenture dated as of November 18, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.16 to the registrant’s Registration Statement on Form S-3 (File No. 333-91381), filed on November 19, 1999.

4.7
First Supplemental Indenture dated as of April 4, 2000 between The ServiceMaster Company and Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-14762) (the “2000 10-Q”).

4.8	Forms of 6.95% Note due August 14, 2007 and 7.45% Note due August 14, 2027 are incorporated by reference to Exhibit 4.2 to the 1997 S-3.

4.9	Form of 7.10% Note due March 1, 2018 is incorporated by reference to Exhibit 4.1 to the 1998 8-K.

4.10	Form of 7.25% Note due March 1, 2038 is incorporated by reference to Exhibit 4.2 to the 1998 8-K.

4.11	Form of 7.875% Note due August 15, 2009 is incorporated by reference to Exhibit 4 to the 1999 8-K.

4.12	Form of 7.875% Note due August 15, 2009 is incorporated by reference to Exhibit 5 to the 1999 8-K.

4.13
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

4.14
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

10.1*
Senior Executive Ownership Election Plan, as approved by the registrant’s Board of Directors on December 10, 1999, is incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-14762).

10.2*
1997 Share Option Plan is incorporated by reference to Exhibit 10.28 to the ServiceMaster Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-09378) (the “1996 10-K”).

10.3*	Form of Option Agreement for the 1997 Share Option Plan is incorporated by reference to Exhibit 10.29 to the 1996 10-K.

10.4*	1998 Equity Incentive Plan is incorporated by reference to Exhibit 10.15 to the 1997 10-K.
62

Exhibit Index

Descripiton of Index

10.5*	Form of Option Agreement for the 1998 Equity Incentive Plan (Non-Qualifying Stock Options) is incorporated by reference to Exhibit 10.20 to the 1997 10-K.

10.6*	Form of Option Agreement for the 1998 Equity Incentive Plan (Incentive Stock Options) is incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.7*	1998 Non-Employee Directors Discounted Stock Option Plan is incorporated by reference to Exhibit 10.21 to the 1997 10-K.

10.8*	1998 Long-Term Performance Award Plan is incorporated by reference to Exhibit 10.22 to the 1997 10-K.

10.9*	2000 Equity Incentive Plan is incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-42680), filed on July 31, 2000 (the “2000 S-8”).

10.10*
Form of Option Agreement for the 2000 Equity Incentive Plan is incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-4762) (the “2001 10-K”).

10.11*	Form of Restricted Stock Award Agreement for the 2000 Equity Incentive Plan is incorporated by reference to Exhibit 10.31 to the 2001 10-K.

10.12*
WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-14762) (the “2000 10-K”).

10.13*	Form of Stock Option Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.22 to the 2000 10-K.

10.14*	Form of Stock Purchase Agreement for the WeServeHomes.com 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.23 to the 2000 10-K.

10.15*
2001 Directors Stock Plan, as amended and restated effective January 24, 2003, is incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14762) (the “2002 10-K”).

10.16*
Form of Option Agreement for the 2001 Directors Stock Plan is incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-65520), filed on July 20, 2001.

10.17*
Corporate Performance Plan, formerly known as the 2001 Long-Term Performance Award Plan, as amended March 16, 2001, is incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-14762).

10.18*	Form of Change in Control Severance Agreement is incorporated by reference to Exhibit 10.30 to the 2001 10-K.

10.19*	ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-106365), filed on June 23, 2003.

10.20*
Form of Stock Option Agreement for the ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File 1-14762) (the “2003 10-K”).

10.21*	Form of Restricted Stock Award Agreement for the ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 10.25 to the 2003 10-K.

10.22*	Form of Stock Appreciation Right Agreement for the ServiceMaster 2003 Equity Incentive Plan is incorporated by reference to Exhibit 10.26 to the 2003 10-K.

10.23*	Form of Restricted Stock Unit Award Agreement for the ServiceMaster 2003 Equity Incentive Plan.

10.24*	2002 Directors Deferred Fees Plan, effective October 25, 2002, is incorporated by reference to Exhibit 10.35 to the 2002 10-K.

10.25*	ServiceMaster 2004 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-115972), filed on May 28, 2004.

10.26*
ServiceMaster Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 14, 2005.

10.27*
Employment Agreement dated August 16, 2006, effective as of June 30, 2006, between The ServiceMaster Company and J. Patrick Spainhour is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 15, 2006.

10.28*	Change in Control Severance Agreement dated August 16, 2006 between The ServiceMaster Company and J. Patrick Spainhour is incorporated by reference to Exhibit 10.1 to the
63

Exhibit Index

Descripiton of Index

registrant’s Current Report on Form 8-K dated August 15, 2006.

10.29*
Separation Agreement and General Release dated as of March 1, 2006 between The ServiceMaster Company and Steve C. Preston is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 24, 2006.

10.30*	Letter dated May 15, 2006 from the ServiceMaster Company to Jonathan P. Ward is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 15, 2006.

10.31*	Employment Agreement dated as of April 1, 2002 between The ServiceMaster Company and Mitchell T. Engel is incorporated by reference to Exhibit 10.25 to the 2002 10-K.

10.32*
Agreement dated as of November 15, 2006 between The ServiceMaster Company and Ernest J. Mrozek is incorporated by reference to 10.1 to the registrant’s current report on Form 8-K dated November 16, 2006.

10.33*†	Separation Agreement and General Release dated as of February 26, 2007 between The ServiceMaster Company and Jim Kaput.

10.34*†	Separation Agreement and General Release dated as of February 26, 2007 between The ServiceMaster Company and Mitchell T. Engel.

14	Financial Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 14 to the 2003 10-K.

21†	Subsidiaries of the registrant.

23†	Consent of Deloitte & Touche LLP.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99†
Letter dated February 15, 2007 from Newcastle Partners, L.P. to The ServiceMaster Company regarding notice of intention to nominate individuals for election as directors and to submit a shareholder proposal.

* Indicates compensatory plan, contract or arrangement.

† Filed herewith
64