Form 10-K/A
period 2006-12-31
SERVICEMASTER CO
filed 2007-04-02
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14762

THE SERVICEMASTER COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-3858106
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐      No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2006 was $2,971,030,007

The number of shares of the registrant’s common stock outstanding as of March 15, 2007 was 291,683,841

EXPLANATORY NOTE

On February 27, 2007, The ServiceMaster Company (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2006 with the Securities and Exchange Commission.  Because the Company has now determined that it will not file a definitive proxy statement which involves the election of directors within 120 days following the last day of its last fiscal year, the Company is providing Items 11 and 12 of Part III of Form 10-K in this Form 10-K/A filing.  Except as set forth herein, no other changes are made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Compensation and Leadership Development Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with the Company's management and based on its review and discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Compensation and Leadership Development Committee

Coleman H. Peterson, Chairman Betty Jane Hess David K. Wessner

Compensation Discussion and Analysis

This section provides information regarding the material elements of our 2006 compensation program for our principal executive officer, principal financial officer, the three most highly-compensated executive officers other than the principal executive officer and principal financial officer, and two executives whose employment terminated in 2006, including one former principal executive officer (“NEOs”).   The Compensation and Leadership Development Committee of our Board of Directors (the “Committee”) oversees the design and administration of our executive compensation program with the assistance of Frederic W. Cook & Company Inc., an independent consulting firm retained by the Committee.

Philosophy and Objectives of Our Compensation Program

                Executive Compensation Philosophy

                ServiceMaster’s compensation plans for executive officers are designed to:

•                  attract, motivate and retain highly qualified executives;

•                  align the interests of executive officers with those of the shareholders through the use of equity-based incentive awards that link a significant portion of compensation to stock performance; and

•                  link pay and performance by placing a significant portion of compensation at risk and subject to the achievement of financial goals and other critical performance criteria.

The objectives of our compensation program for our NEOs include ensuring alignment between performance achieved and compensation rewarded, and motivating achievement of both annual goals and sustainable long-term performance.  To meet these objectives, the Committee considers objective and subjective factors in structuring the compensation program for executive officers.  These factors include competitive pay practices, historical compensation levels, individual performance and potential, and internal compensation equity.  Competitive pay practices are collected from market data for base salary and total compensation.  In December 2005 the Committee approved the elements of our compensation program for 2006 and authorized a total market review that was conducted in 2006 to determine whether our compensation program is competitive and aligned appropriately.  Companies used for executive compensation pay comparison included a broad group of companies similar in size to ServiceMaster.

In connection with this review, we developed in 2006 a peer group consisting of 69 service, retail and manufacturing companies with revenues ranging from one-half to two times our revenues.  The size of our peer group is in part a function of the breadth of our businesses, as we felt it necessary, in developing the peer group, to include companies that operate in each of the major sectors in which we operate businesses.  The companies in this new peer group are:

Gannett Co	Interpublic Group of Cos.	NCR Corp
Starwood Hotels & Resorts Worldwide	Unisys Corp.	Tribune Co.
Quest Diagnostics Inc	Kelly Services Inc	Beazer Homes USA Inc
Avaya Inc	Hilton Hotels Corp	H&R Block Inc
United Stationers Inc	Fiserv Inc	Warner Music Group Corp
New York Times Co	Washington Group Intl Inc	Convergys Corp
DST Systems Inc	Brightpoint Inc	Chicago Bridge & Iron Co
American Greetings	Renal Care Group Inc	Ceridian Corp
Dunn & Bradstreet Corp	Equifax Inc	Advo Inc
Imation Corp	Covance Inc	Acxiom Corp
Gatx Corp	Dollar General Corp	CDW Corp
Blockbuster Inc	AutoZone Inc	Darden Restaurants Inc
Ross Stores Inc	Longs Drug Stores Corp	Big Lots Inc
Neiman-Marcus Group Inc	PetSmart Inc	Williams-Sonoma Inc
Retail Ventures Inc	Charming Shoppes Inc	Payless ShoeSource Inc
Dicks Sporting Goods Inc	Rent-a-Center Inc	Brown Shoe Co Inc
Pep Boys-Manny Moe & Jack	AnnTaylor Stores Corp	Tractor Supply Co
Spartan Stores Inc	Petco Animal Supplies Inc	Pier 1 Imports Inc
Phillips-Van Heusen Corp	Sherwin-Williams Co	Fortune Brands Inc
Black & Decker Corp	Dover Corp	Brunswick Corp
Avery Dennison Corp	Whirlpool	Ecolab Inc
Clorox Co	Alberto-Culver Co	Lennox International Inc
Hasbro Inc	Scotts Miracle-Gro Co	Walter Industries Inc

We used this new peer group in (i) establishing the compensation of Mr. Spainhour when he became our Chairman and CEO effective as of June 30, 2006, and (ii) in determining the increases in salary for Mr. Mrozek and Ms. Helmkamp upon their promotions to Vice Chairman and Group President, respectively, effective as of November 1, 2006.

Role of Executive Officers in Compensation Decisions

The Committee recommends to the Board of Directors for approval the compensation of the Chairman and CEO, including base salary, annual bonus incentives and long-term incentives.  The Chairman and CEO is not present during any discussions regarding his compensation.  The Chairman and CEO recommends to the Committee for approval the compensation of the remaining executive officers, including base salary, annual bonus incentives and long-term incentives.  The Committee, when determining compensation of the Chairman and CEO, and the Chairman and CEO, when determining compensation of the remaining executive officers, arrive at recommendations for compensation after considering market data, historical compensation levels, individual performance and potential, and internal pay equity.  The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

The Elements of Our Compensation Program

This section describes the elements of our 2006 compensation program for NEOs, together with a discussion of what each element is designed to reward and why we choose to include each element in our compensation program.

Executive Officer Compensation Components

For 2006, the compensation package for executive officers consisted primarily of the following components:

•                  Annual Cash Compensation:

•                  salary;

•                  incentive compensation under our Annual Bonus Plan (“ABP”); and

•                  incentive compensation under our Corporate Performance Plan (“CPP”).

•                  Long-term Equity Compensation:

•                  Stock-settled stock appreciation rights (“SARs”);

•                  restricted stock; and

•                  restricted stock units (“RSUs”).

Total Compensation

Total compensation is designed to support our executive compensation philosophy and is comprised of both annual and long-term compensation.  Annual compensation consists of salary and at-risk compensation under the ABP and CPP.  For executive officers, approximately 80% of total target compensation is annual compensation with more than 60% of target annual compensation being at-risk and designed to motivate achievement of annual performance goals.  ServiceMaster has historically focused on short term incentives to drive annual performance in support of the overall strategic direction set by the Board.  Long-term compensation consists of SARs, restricted stock and RSUs, which link the executive officers’ long-term economic interest to that of the shareholders.  Twenty percent of total target compensation is long-term compensation designed to align the interests of executives with those of our shareholders and to motivate achievement of sustainable long-term performance.  Less than 35% of total target compensation is fixed compensation designed to deliver competitive base salary pay practices.

2006 Total Compensation Mix

	% of Total Compensation		% of Total Compensation		% of Annual Compensation
Name	Fixed % (1)	Variable % (2)	Annual % (3)	Long-Term % (4)	At Risk (5)	Fixed (1)
J. Patrick Spainhour	26%	74%	52%	48%	50%	50%
Ernest J. Mrozek	27%	73%	82%	18%	66%	34%
Mitchell T. Engel	32%	68%	84%	16%	62%	38%
Jim L. Kaput	32%	68%	84%	16%	62%	38%
Katrina L. Helmkamp	35%	65%	95%	5%	63%	37%
Steven C. Preston	50%	50%	100%	0%	50%	50%
Jonathan P. Ward	20%	80%	67%	33%	70%	30%
Average	31%	69%	79%	21%	61%	39%

(1)             Consists of base salary.

(2)             Consists of awards under the ABP and CPP (assuming target achievement) and grants of SARs, restricted stock and RSUs.

(3)             Consists of base salary and awards under the ABP and CPP (assuming target achievement).

(4)             Consists of grants of SARs, restricted stock and RSUs.

(5)             Consists of awards under the ABP and CPP (assuming target achievement).

Annual Cash Compensation

Our 2006 compensation program for NEOs was designed such that approximately 80% of total target compensation would be delivered in the form of cash.  Cash compensation was paid in the form of salary and bonuses under our two annual performance-based non-equity incentive plans, the ABP and CPP.  Salary is included in the compensation package because an appropriate portion of NEO compensation should be fixed and would not, therefore, be subject to the attainment of performance targets.  Performance-based annual cash bonuses were included in the 2006 compensation package because they motivate our NEOs to pursue the annual performance targets the Committee believed were consistent with the overall strategic direction the Board has set for our company.  The components comprising the annual cash portion of total compensation are described below.

Salary.  Base salary for NEOs for 2006 was generally fixed by the Committee at its meeting in December 2005 to be effective January 1, 2006.  Increases or decreases in salary on a year-over-year basis are dependent on the Committee’s assessment of company, business unit (“BU”) and individual performance and external competitive pay practices.  For executive officers with employment agreements, a minimum level of salary is sometimes specified in the agreement.  For 2006, the Committee approved an overall 3% salary increase.  Following such increases, base salary comprised less than 35% of total target compensation of all NEOs (other than Mr. Preston, who did not participate in our 2006 ABP or CPP and was not granted any SARs, restricted stock or RSUs in 2006).  Both the overall base increase percent and the percentage of total target compensation are consistent with market data.  In some cases, an individual salary was adjusted more or less than 3% to reflect market data or individual performance.

Salary Increase Table

	Increase %	New Salary	Basis for Increase	Committee Approval	Effective Date
		$800,000	Market Data Interim CEO	May 15, 2006	5/16/2006
J. Patrick Spainhour
	New Hire	$900,000	Made permanent Chairman and CEO	July 20, 2006	7/1/2006

	2%	$615,000	Market Data and Individual Performance	December 2005	1/1/2006
Ernest J. Mrozek
	8.5%	$667,080	Promotion to Vice Chairman	October 26, 2006	11/1/2006

	3%	$437,000	Market Data and Individual Performance	December 2005	1/1/2006
Mitchell T. Engel
	2%	$446,000	Adjustment for vehicle lease elimination (1)	June 1, 2006	6/1/2006

Jim L. Kaput	2.5%	$425,000	Market Data and Individual Performance	December 2005	1/1/2006

	4%	$416,000	Market Data and Individual Performance	December 2005	1/1/2006
Katrina L. Helmkamp
	11.4%	$463,500	Promotion to Group President	October 26, 2006	11/1/2006

Jonathan P. Ward	3%	$811,125	Market Data and Individual Performance	December 2005	1/1/2006

(1)             Increase was a one time $9,000 adjustment to offset the elimination of a company car.  This practice is consistent with the company’s policy to eliminate company cars provided as perquisites.

Mr. Preston did not receive a salary increase for 2006.

Bonus Plans.  We had two cash bonus plans in 2006:  the annual bonus plan (“ABP”) and the corporate performance plan (“CPP”).  These plans provide cash compensation to NEOs if performance targets set by the Committee are met.  Target bonuses under each plan were designed to reward attainment of short-term performance targets supporting the overall strategic direction the Board set for our company.  Target bonuses under each plan for 2006 were established by the Committee based on the recommendation of Mr. Ward, our former Chairman and CEO, after considering market data, historical compensation levels, individual performance and potential, and internal pay equity.  The amount of 2006 cash compensation provided in the form of ABP and CPP bonuses was designed to exceed 60% of target annual compensation, assuming that performance targets were met.

In addition to awards under the ABP and CPP, Mr. Spainhour, who became Interim Chairman and CEO on May 16, 2006 and was named permanent Chairman and CEO on June 30, 2006, earned a guaranteed bonus of $151,233 (based on 150% of his salary as Interim Chairman and CEO) pursuant to the terms of his employment agreement.  This amount is included in the “Bonus” column of the Summary Compensation Table.

ABP

The table below sets forth information regarding the 2006 ABP, including the performance goals, the weight attached to each performance goal, the thresholds required for minimum payout and the payout as a percent of target bonus if the threshold, target or maximum performance is met.  The performance goals and relative weighting reflect the Committee’s objective of ensuring that a substantial amount of each NEO’s total compensation is tied to company-wide, business unit (“BU”) and individual performance goals.  In 2006, the Committee set earnings per share (“EPS”), revenue and BU net income performance targets under the ABP based on management’s business plan and budget for the coming year.  Generally, the Committee sets aggressive target payout levels consistent with the relative difficulty of achieving the budget performance levels set for the coming year.  For the company-wide measures of EPS and revenue, the Committee set threshold performance levels for 2006 at prior-year actual EPS and revenue achieved.  The maximum award is a function of threshold and target in that the relationship between performance and payout is consistent from threshold, through target, to the maximum.  Maximum payout reflects goals which can be attained only when business results are exceptional.  In the past three years, the company has exceeded target twice and fallen below target one time with performance well within the threshold and maximum in each year.

Participant	Weighting	Threshold Required (% of target performance)		Scale = Payout (% of target bonus) (1)
J. Patrick Spainhour (2)	80% EPS	EPS	83%	Threshold = 50%

	20% Revenue	Revenue	87%	Target = 100%

				Maximum = 200%

Ernest J. Mrozek	80% EPS	EPS	87%	Threshold = 50%

Jonathan P. Ward	20% Revenue	Revenue	89%	Target = 100%

				Maximum = 120%

Mitchell T. Engel	80% EPS	EPS	87%	Threshold = 50%

Jim L. Kaput	20% Individual goals & objectives			Target = 100%

				Maximum = 120%

Katrina L. Helmkamp	60% BU net income	BU net income	87%	Threshold = 50%

	20% EPS	EPS	87%	Target = 100%

	20% Individual goals & objectives			Maximum = 120%

(1)             As further detailed in the table below, target bonus was 100% of base salary, with the exception of Mr. Ward, whose target bonus was 150% of base salary.

(2)             Mr. Spainhour’s goals were based on the six-month performance period beginning July 1, 2006.

The following table sets forth information regarding the 2006 performance under the ABP, including the percent of performance target attained and the percent of target bonus earned.

	Target % of Salary	% of EPS Target Attained	% of Revenue Target Attained	% of Business Unit Net Income Target Attained	% of Individual Goals Attained	% of Target Bonus Earned
J. Patrick Spainhour (1)	100%	98.06%	97.5%	N/A	N/A	93%
Ernest J. Mrozek	100%	94.71%	94.6%	N/A	N/A	77%
Mitchell T. Engel	100%	94.71%	N/A	N/A	100.0%	81%
Jim L. Kaput	100%	94.71%	N/A	N/A	97.5%	81%
Katrina L. Helmkamp	100%	94.71%	N/A	92.0%	90.0%	76%
Jonathan P. Ward (2)	150%	N/A	N/A	N/A	N/A	N/A

(1)             Mr. Spainhour’s EPS and revenue targets were based on the six-month performance period beginning July 1, 2006.

(2)             Mr. Ward resigned from the Company effective as of May 15, 2006, and he did not receive an ABP payment for 2006.

CPP

The sole performance goal under the 2006 CPP was ServiceMaster pre-tax income.  The performance goal reflects the Committee’s objective of ensuring that a substantial amount of each NEO’s total compensation is tied to company-wide performance independent of BU and individual performance.  As with the ABP, in 2006, the Committee set the pre-tax income performance target under the CPP based on management’s business plan and budget for the coming year.  The budget and business plan are considered aggressive and create a financial stretch goal for the company.  The Committee also set threshold and maximum performance levels for 2006 approximately 20% below and above, respectively, the target performance level.  Generally, the Committee sets the target level such that the relative difficulty of achieving the target level is consistent from year to year and in support of the overall strategic direction the Board set for our company.  The maximum award target reflects goals which can be attained only when business results are exceptional.  In the past three years, the company has exceeded target twice and fallen below target one time with performance well within the threshold and maximum in each year.

Threshold and maximum bonus levels were set at 80% and 120% of target bonus, respectively, for each NEO.  The following table sets forth information regarding the 2006 CPP, including the target bonus and the amount of bonus earned based on achievement in 2006 of the respective ServiceMaster pre-tax income performance targets.

	Target Bonus	Bonus Earned
J. Patrick Spainhour (1)	$0	$0
Ernest J. Mrozek	$595,000	$526,116
Mitchell T. Engel	$280,000	$274,584
Jim L. Kaput	$280,000	$274,584
Katrina L. Helmkamp	$297,500	$263,058
Jonathan P. Ward (2)	$700,000	$0

(1)    In lieu of participation in the CPP for 2006, Mr. Spainhour received a greater number of equity awards, on an annualized basis, than he otherwise would have received.

(2)    Mr. Ward resigned from the Company effective as of May 15, 2006, and he did not receive a CPP payment for 2006.

Long-term Equity Compensation

Our 2006 compensation program for NEOs was designed such that approximately 20% of total target compensation would be delivered in the form of long-term equity compensation to align the interests of executives with those of our shareholders and to motivate achievement of sustainable long-term performance.  The percentage that the Committee selects for these purposes in a given year depends on the Committee’s assessment, for that year, of the appropriate balance between cash and equity compensation and the market competitiveness of such award values.  In making that assessment, the Committee considers factors such as the relative merits of cash and equity as a device for retaining and motivating NEOs.  Individual grant levels are based on historical compensation levels and internal compensation equity and adjusted if necessary to maintain a competitive position against total compensation values obtained from market data.  Long-term compensation was delivered in 2006 in the form of equity with a combination of stock settled stock appreciation rights (“SARs”) and restricted stock or restricted stock units (“RSUs”).  The Committee determined the equity compensation for each NEO (other than Mr. Spainhour) for 2006 in December 2005.

Equity awards to our NEOs are made pursuant to our 2003 Equity Incentive Plan (the “EIP”).  The EIP provides for awards in the form of stock options, SARs, restricted stock, RSUs, deferred stock units and performance share units.  In 2006, our NEOs received the target value of their equity awards in a combination of SARs or restricted stock or RSUs.

A description of the equity awards granted in 2006 under the EIP follows:

Stock Appreciation Rights.  SARs may become exercisable on the basis of the satisfaction of performance conditions established by the Committee or on the basis of the passage of time and continued employment.  SARs granted in February 2006 as part of the normal annual grant become exercisable on the basis of the passage of time and continued employment over a five-year period, with 20% becoming exercisable on each anniversary of the grant date, and generally have a ten-year term.  SARs will continue to vest after retirement only if the awards were granted (1) prior to February 13, 2004 to employees who have 15 years of service or have reached the age of 63 prior to retirement, or (2) on or after February 13, 2004 to employees who have 15 years of service or whose combined age and years of service is 65 upon retirement.  Mr. Mrozek is our only NEO who had 15 years of service at December 31, 2006.

All SARs are granted with a base price equal to the fair market value of our common stock on the date of grant, as determined by the average of the high and low transaction prices on the New York Stock Exchange on the date of the grant.  Re-pricing is expressly prohibited by our EIP.

Restricted Stock.  Restricted stock awards may vest on the basis of the satisfaction of performance conditions established by the Committee or on the basis of the passage of time and continued employment.  Restricted stock awards granted in February 2006 as part of the normal annual grant vest on the basis of the passage of time and continued employment over a five-year period, with restrictions lapsing on 20% of the shares on March 1 in each of the first five years following the grant date.  Pursuant to an agreement with Mr. Mrozek, any restriction period applicable to restricted stock held as of November 15, 2006 will lapse, and all shares will vest if Mr. Mrozek’s employment is terminated without cause or for good reason prior to December 31, 2007 or, after December 31, 2007 through December 31, 2008, Mr. Mrozek’s employment is terminated for any reason other than for cause.   Recipients of restricted stock receive dividends on, and may vote, the shares subject to a grant.  Shares of restricted stock may not, however, be sold or otherwise transferred prior to the lapse of the restrictions.

Restricted Stock Units.  RSUs convert into stock units when the restrictions lapse.  Unlike restricted stock, where shares of common stock are actually issued and outstanding, an RSU is a book-entry only unit representing one share of common stock for each RSU.  RSUs may vest on the basis of the satisfaction of performance conditions established by the Committee or on the basis of the passage of time and continued employment.  RSUs granted in February 2006 as part of the normal annual grant vest on the basis of the passage of time and continued employment over a five-year period, with restrictions lapsing on 20% of the units on each anniversary of the grant date.  Only Messrs. Mrozek and Ward were granted RSUs in 2006.  RSUs were granted in lieu of an equivalent number of shares of restricted stock.  The Committee decided to grant RSUs because RSUs allow the individual to defer recognizing taxable income until the underlying common stock is distributed after the individual’s termination of employment, which ensures that the taxable income will not be subject to the deduction limit under Section 162(m) of the Internal Revenue Code.  Pursuant to an agreement with Mr. Mrozek, any restriction period applicable to his RSUs held as of November 15, 2006 will lapse, and all shares will vest if Mr. Mrozek’s employment is terminated without cause or for good reason prior to December 31, 2007 or, after December 31, 2007 through December 31, 2008, Mr. Mrozek’s employment is terminated for any reason other than for cause.  Holders of RSUs do not have voting rights, but they are credited with payments equal to the amount of dividends that would be paid on an equivalent number of shares of common stock.  These dividend equivalent amounts are then deemed to be reinvested in book-entry stock units.

Practices Regarding the Grant of Equity Awards

The Committee has generally followed a practice of making all annual equity award grants to its employees, including the NEOs, on a single date each year.  Historically, the Committee has approved annual awards with a grant date that is one full business day after the press release announcing the prior year’s results of operations.  The Committee believes that it is appropriate that annual awards be made at a time when material information regarding our performance for the preceding year has been disclosed.  We do not otherwise have any program, plan or practice to time the grant of equity awards to any employees in coordination with the release of material non-public information.

While the bulk of our equity awards to NEOs and other employees have historically been made pursuant to our annual grant program, the Committee retains the discretion to approve awards to NEOs at other times, such as in connection with the initial hiring of a new officer, for retention purposes or otherwise.  For new employees, pursuant to a policy adopted in December 2006, the grant date is one full business day after the first press release by ServiceMaster after the date of hire that announces the most recent quarterly or annual results of operations.  Prior to the adoption of the December 2006 policy, the awards were granted at the date of hire.  For special recognition or incentive awards, the grant date is one full business day after the first press release by ServiceMaster after approval of the award that announces the most recent quarterly or annual results of operations. All equity awards made to our NEOs, or any of our other employees or directors, are made pursuant to our EIP. Prior to the adoption of the December 2006 policy, the awards were granted upon the approval date.

All stock options and SARs are granted with an exercise or base price equal to the fair market value of our common stock on the date of grant.  Fair market value is the average of the high and the low transaction prices of a share of our common stock as reported on the New York Stock Exchange Composite Transaction Tape on the date of grant.  We do not have any program, plan or practice of granting stock options or SARs and setting the exercise or base price based on the stock’s price on a date other than the grant date.  We do not have a practice of determining the exercise or base price of stock options or SARs by using average prices (or lowest prices) of our common stock in a period preceding, surrounding or following the grant date.  All equity awards granted to NEOs are approved by the Committee.

With respect to annual awards under our EIP, stock options and SARs awarded to NEOs generally begin vesting on the first anniversary of the grant date and vest 20% per year over 5 years.  Awards of restricted stock and RSUs to NEOs generally begin vesting on March 1 of the year following the grant date and vest 20% per year over 5 years.  Awards of restricted stock to directors are made in lieu of a portion of an annual cash retainer and vest 100% on March 1 of the year following the grant date.

Pursuant to the Company’s policy adopted in December 2006, with respect to equity awards for new hires, stock options and SARs generally begin vesting on the first anniversary of the date of hire and vest 20% per year over 5 years.  Awards of restricted stock generally begin vesting on the first March 1, May 10, August 10 or November 10 occurring on or after the first anniversary of the grant date and vest

20% per year over 5 years. Prior to the adoption of the December 2006 policy, stock options, SARs, and restricted stock began vesting on the first anniversary of the grant date and vested 20% per year over 5 years, where the grant date was the date of hire.

Pursuant to the Company’s policy adopted in December 2006, with respect to equity awards granted for special recognition or incentive purposes, stock options and SARs generally begin vesting on the first anniversary of the grant date and vest 20% per year over 5 years.  Awards of restricted stock generally begin vesting on the first March 1, May 10, August 10 or November 10 occurring on or after the first anniversary of the grant date and vest 20% per year over 5 years. Prior to the adoption of the December 2006 policy, stock options and SARs vested in the same manner. Restricted stock and RSUs began vesting on the first anniversary of the grant date and vested 20% per year over 5 years.

In each of the above cases, alternate vesting schedules may be applied per the terms set forth in individual agreements as determined by the Committee.

Individual Grant Levels

Historically the Committee has granted the same level of equity awards from year to year.  However, in 2006, so that long-term compensation would approach 20% of target compensation for the NEOs as a group, the Committee increased the individual grant levels to several NEOs.  These increases resulted in maintaining the intended level of both long-term equity and total compensation.  The following table sets forth information regarding equity awards granted in 2006 to our NEOs, including the percent increase over 2005 and the number of SARs, shares of restricted stock and RSUs.

	Increase over 2005 grants	SARs	Restricted Stock	RSUs
J. Patrick Spainhour (1)	New	185,000	61,667	—
Ernest J. Mrozek	0%	112,500	—	37,500
Mitchell T. Engel	10%	55,000	18,333	—
Jim L. Kaput	10%	55,000	18,333	—
Katrina L. Helmkamp	33%	40,000	13,333	—
Steven C. Preston	—	—	—	—
Jonathan P. Ward	18%	225,000	—	75,000

(1)             In lieu of participation in the CPP for 2006, Mr. Spainhour received a greater number of equity awards, on an annualized basis, than he otherwise would have received.  The amount shown reflects a level prorated for one-half of the year corresponding with the amount of time in 2006 Mr. Spainhour served as our permanent Chairman and CEO.

Perquisites

We provide our executives with perquisites that the Committee believes are reasonable and consistent with the overall objectives of the compensation program to attract and retain highly qualified executives. The Committee reviews the perquisites provided to our NEOs on a regular basis, in an attempt to ensure that they continue to be appropriate in light of the Committee’s overall goal of designing a compensation program for NEOs that maximizes the interests of our shareholders.  The perquisites provided to our NEOs are membership in social and professional clubs, certain spousal travel, Company-provided vehicles and, for our CEO and CFO, personal use of Company aircraft.  These perquisites are provided by many companies with which we compete for management talent to their named executive officers and the Committee believes they facilitate retention and recruitment of executives.

The Committee has established a policy regarding personal use of the Company aircraft (the “Aircraft Policy”) by our CEO and CFO.  The Aircraft Policy provides that the CEO and CFO shall recognize taxable income for their personal use of the Company aircraft occurring in any year and shall reimburse the Company for personal use of the Company aircraft exceeding the designated limits set forth in the Aircraft Policy (up to fifty hours for the CEO, and up to twenty-five hours for the CFO).  Any amount so reimbursed to the Company shall be applied to reduce the individual’s taxable income accordingly.

Deferred Compensation

Employees, including the NEOs, are generally eligible to participate in the ServiceMaster Profit Sharing and Retirement Plan (“PSRP”).  The PSRP is a tax-qualified defined contribution plan pursuant to which employees are eligible to contribute up to 75% of their annual salary, subject to the limits prescribed by law.  Certain “highly compensated employees” (as defined in the IRS Code) may only contribute to the PSRP in a reduced amount; for 2006, this amount was up to 2% of their annual salary, subject to the limits prescribed by law.  All of the NEOs are “highly compensated employees” under the IRS Code and were therefore subject to these contribution limits in 2006.  For 2006, the Committee approved a discretionary employer match equal to 15% of employee contributions up to a maximum benefit of $2,860.

The ServiceMaster Deferred Compensation Plan (“DCP”) is a non-qualified supplemental plan designed to afford certain highly compensated employees the opportunity to defer additional amounts of compensation on a pretax basis, over and above the amounts allowed under the PSRP.  Deferred amounts are credited with earnings or losses based on the rate of return of mutual funds selected by the participants in the DCP.  We match amounts that are deferred by employees pursuant to the DCP.  Distributions are paid in accordance with the Plan. Distributions upon termination are payable no earlier than the six-month anniversary of the termination of employment with the Company.

Participants may defer 2% to 75% of compensation.  For 2006, the Committee approved a discretionary employer match equal to 65% of employee contributions up to a maximum benefit of $2,860.

The DCP is not funded by us, and participants have an unsecured contractual commitment from us to pay the amounts due under the DCP.  When such payments are due, the cash will be distributed from our general assets.

We provide this benefit because the Committee wishes to permit our employees to defer the obligation to pay taxes on certain elements of the compensation that they are entitled to receive.  The DCP permits them to do this while also receiving interest on deferred amounts, as described above.  We believe that provision of this benefit is important as a retention and recruitment tool as many if not all of the companies with which we compete for executive talent provide a similar plan to their senior employees.

Post-Termination Compensation

We have entered into agreements with Messrs. Spainhour and Mrozek which provide for certain payments and, for Mr. Mrozek, accelerated vesting of equity awards in the event of certain circumstances surrounding his termination of employment.  We have also entered into change in control severance agreements with each of the NEOs to secure their continued service and to ensure their dedication and objectivity in the event of a change in control or threatened change in control.  In addition to their change in control severance agreements, we have also entered into separation agreements with Messrs. Engel and Kaput in connection with the consolidation of our offices in Memphis.  Additional information regarding the severance provisions of these agreements, including the definition of key terms and a quantification of benefits that would have been received by the NEOs had termination occurred on December 31, 2006, is found under the heading “Potential Payments Upon Termination or Change-in-Control.”

We also had agreements with Mr. Ward and Mr. Preston which provided the amounts they received upon their separation from the Company in 2006.  Additional information regarding these payments may also be found under the heading “Potential Payments Upon Termination or Change-in-Control.”

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits ServiceMaster’s ability to deduct from its income compensation in excess of $1,000,000 paid to our NEOs. The limitation does not apply to qualified performance-based compensation, provided that certain conditions are satisfied, including the attainment of performance goals approved by ServiceMaster’s shareholders. The Company generally attempts to structure its compensation programs and, in particular, the ABP, CPP and EIP, to maximize deductibility under §162(m). Nevertheless, the Committee retains the discretion it deems necessary to compensate our NEOs in a manner commensurate with performance and competitive compensation levels even if as a result ServiceMaster is unable to deduct from its income all of the compensation paid to the NEOs.

The table below details the total compensation that was paid or earned by each of the NEOs for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

		Salary	Bonus		Stock Awards	Option/ SAR Awards	Non-Equity Incentive Plan Compensation ($)			All Other Compen- sation	Total
Name and Principal Position	Year	($)	($)		($) (2)	($) (3)	ABP	CPP		($) (5)	($)
J. Patrick Spainhour	2006	550,000	151,233	(1)	53,858	33,095	421,200	0	(4)	53,540	1,262,926
Chairman and Chief
Executive Officer(6)

Ernest J. Mrozek	2006	623,679	0		466,875	286,875	491,784	526,116		51,060	2,446,389
Vice Chairman and
Chief Financial Officer

Mitchell T. Engel	2006	442,250	0		153,915	254,042	366,695	247,584		39,260	1,503,746
Chief Marketing Officer

Jim L. Kaput	2006	425,000	0		160,036	175,159	354,501	247,584		1,080	1,363,360
Senior Vice President
and General Counsel

Katrina L. Helmkamp	2006	419,958	0		65,541	34,685	318,899	263,058		5,720	1,107,861
Group President

Steven C. Preston	2006	245,000	0		17,404	37,503	0	0		2,013,925	2,313,832
Former Executive
Vice President

Jonathan P. Ward	2006	473,156	0		62,155	88,152	0	0		4,180,481	4,803,944
Former Chairman and
Chief Executive Officer

(1)             Represents a guaranteed bonus for service as Interim Chairman and CEO from May 15, 2006 through June 30, 2006.

(2)             The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes during 2006 for restricted stock and restricted stock unit awards granted during and prior to 2006.  The assumptions used in the valuation of these awards are disclosed in the Shareholders’ Equity footnote to ServiceMaster’s audited financial statements for the fiscal year ended December 31, 2006 included in ServiceMaster’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007. The fair value of these awards is equal to the value of the Company’s stock on the date of grant.

(3)             The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes during 2006 for stock options and stock appreciation rights granted during and prior to 2006.  The assumptions used in the valuations of these awards are included in the Shareholders’ Equity footnote to ServiceMaster’s audited financial statements for fiscal years ended December 31, 2001 through 2006, and included in ServiceMaster’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, March 31, 2003, March 15, 2004, March 4, 2005, February 28, 2006 and February 27, 2007.

(4)             Mr. Spainhour does not participate in our CPP.

(5)             Amounts included in this column include:

Name of NEO	Perquisites and Other Personal Benefits		Company Contributions to PSRP and DCP	Tax Payments	Company Contributions Under Employee Stock Purchase Plan	Severance Payments	Total
J. Patrick Spainhour	49,618	(a)	0	3,922	0	0	53,540
Ernest J. Mrozek	45,340	(b)	5,720	0	0	0	51,060
Mitchell T. Engel	18,196	(c)	5,720	0	15,344	0	39,260
Jim L. Kaput	0		0	0	1,080	0	1,080
Katrina L. Helmkamp	0		5,720	0	0	0	5,720
Steven C. Preston	0		0	0	0	2,013,925	2,013,925
Jonathan P. Ward	88,784	(d)	0	0	36,072	4,055,625	4,180,481

(a)             Includes personal use of corporate aircraft, auto related expenses and moving expenses ($28,174).

(b)            Includes personal use of corporate aircraft ($33,067), auto related expenses, company paid spousal travel, company provided lawn service and club dues and membership fees.

(c)             Includes auto related expenses, company paid spousal travel and club dues and membership fees.

(d)            Includes personal use of corporate aircraft ($66,705), auto related expenses, company paid spousal travel and club dues and membership fees.

The incremental cost of the use of company aircraft is calculated based on the variable operating costs to ServiceMaster, including fuel costs, mileage, trip-related maintenance, universal weather-monitoring costs, on-board catering, lamp/ramp fees and other miscellaneous variable costs. Fixed costs which do not change based on usage, such as pilot salaries, the lease costs of the company aircraft, and the cost of maintenance not related to trips are excluded.  The aggregate cost of other perquisites and personal benefits is measured on the basis of the actual cost to the Company.

Auto-related expenses include, and are valued according to the costs actually paid for lease, fuel, repairs and insurance.  Club dues are valued according to the amount actually reimbursed to the executive.  Moving expenses are valued according to the amount actually paid for the move including taxable (house hunting, fees) and non-taxable (enroute expenses including moving household goods) items.  Moving expense gross-up of taxes are valued according to the amount of taxes paid on behalf of the executive for taxable relocation expenses.

(6) Prior to being named Interim Chairman and CEO on May 16, 2006, and subsequently permanent Chairman and CEO on June 30, 2006, Mr. Spainhour earned $57,500 in the form of equity awards as compensation for service as a member of our Board of Directors.  For information relating to Mr. Spainhour’s compensation as a director prior to becoming an executive officer of ServiceMaster, see the 2006 Director Compensation Table.

2006 GRANTS OF PLAN-BASED AWARDS

								Grant
								Date
					All Other	All Other		Fair
		Estimated Future Payouts Under			Stock	Option Awards:		Value of
		Non-Equity Incentive			Awards:	Number of		Stock and
		Plan Awards (1)			Number of	Securities	Base Price	SAR
		Threshold	Target	Maximum	Shares of Stock	Underlying	of SARs	Awards
Name	Grant Date	($)	($)	($)	or Units (3)	SARs (4)	($/Sh)	($) (5)
J. Patrick Spainhour (6)	ABP (1)	225,000	450,000	900,000
	8/2/2006				61,667			638,253
	8/2/2006					185,000	$10.35	392,200
Ernest J. Mrozek	ABP (1)	311,840	623,679	748,415
	CPP (2)	476,000	595,000	714,000
	2/14/2006				37,500			466,875
	2/14/2006					112,500	$12.45	286,875
Mitchell T. Engel	ABP (1)	218,500	437,000	524,400
	CPP (2)	224,000	280,000	336,000
	2/14/2006				18,333			228,246
	2/14/2006					55,000	$12.45	140,250
Jim L. Kaput	ABP (1)	212,500	425,000	510,000
	CPP (2)	224,000	280,000	336,000
	2/14/2006				18,333			228,246
	2/14/2006					55,000	$12.45	140,250
Katrina L. Helmkamp	ABP (1)	209,979	419,958	503,950
	CPP (2)	238,000	297,500	357,000
	2/14/2006				13,333			165,996
	2/14/2006					40,000	$12.45	102,000
Jonathan P. Ward	ABP (1)	608,344	1,216,688	1,460,025
	CPP (2)	560,000	700,000	840,000
	2/14/2006				75,000			933,750
	2/14/2006					225,000	$12.45	573,750

(1)             The amounts in this row represent potential earnings under the 2006 ABP.  The actual amounts earned by each of the NEOs under the 2006 ABP are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)             The amounts in this row represent potential earnings under the 2006 CPP.   The actual amounts earned by each of the NEOs under the 2006 CPP are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)             The amounts in this column represent (i) the number of shares of restricted stock granted to Messrs. Spainhour, Engel and Kaput and Ms. Helmkamp in 2006 and (ii) the number of RSUs granted to Messrs. Mrozek and Ward in 2006.

(4)             The amounts in this column represent the number of shares underlying SARs.  Mr. Ward’s SARs were cancelled upon his termination of employment on July 31, 2006.

(5)             The fair value of restricted stock and RSUs, as disclosed in the Shareholders’ Equity footnote to ServiceMaster’s audited financial statements for the fiscal year ended December 31, 2006 included in ServiceMaster’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007, is equal to the value of the ServiceMaster’s common stock on the date of grant.  The assumptions used in the valuation of SARs granted in 2006 are also discussed in such footnote.

(6)             Prior to being named Interim Chairman and CEO on May 16, 2006, and subsequently permanent Chairman and CEO on June 30, 2006, Mr. Spainhour received a grant of 4,618 shares of restricted stock as compensation for his service as a member of our Board of Directors.  For information relating to Mr. Spainhour’s compensation as a director prior to becoming an executive officer of ServiceMaster, see the 2006 Director Compensation Table.

Employment Agreement with J. Patrick Spainhour

On August 16, 2006, ServiceMaster entered into an employment agreement with J. Patrick Spainhour to serve as our Chairman and Chief Executive Officer effective as of June 30, 2006.  This employment agreement superseded the letter agreement dated May 15, 2006 pursuant to which Mr. Spainhour agreed to serve as our Interim Chairman and Chief Executive Officer.  The term of the employment agreement ends on December 31, 2008, with an automatic one-year renewal provision unless terminated by ServiceMaster or Mr. Spainhour.

The employment agreement provides Mr. Spainhour with an annual base salary of not less than $900,000.  Mr. Spainhour’s annual bonus target under the ABP is 100% of his salary, or $900,000, with a maximum payout of 200% of his salary, or $1,800,000.  The actual payouts under the ABP are subject to satisfaction of performance targets established by the Committee.  For 2006, Mr. Spainhour earned a guaranteed bonus of 150% of his salary (amounting to $151,233) as Interim Chairman and CEO pursuant to the May 15, 2006 letter agreement.

Mr. Spainhour was not eligible to participate in the 2006 CPP.  For 2006, in recognition of the fact that Mr. Spainhour was appointed permanent Chairman and CEO in mid-year, ServiceMaster granted Mr. Spainhour a reduced award of 185,000 SARs with a base price of $10.35 per SAR and 61,667 shares of restricted stock on August 2, 2006.  Commencing in 2007, Mr. Spainhour will be granted options or other long-term equity-based awards with a minimum value of $2,500,000.

Mr. Spainhour’s base salary, target annual bonus, equity awards and all other compensation are subject to approval each year by the Committee and Board of Directors.

ServiceMaster has also entered into a change in control severance agreement with Mr. Spainhour.  This agreement, as well as additional provisions of his employment agreement which provide for payments upon the termination of his employment, are discussed under “Potential Payments Upon Termination or Change-in-Control.”

Other Agreements

In addition to the agreements described above, we have entered into (i) separation agreements with Messrs. Engel and Kaput in connection with the consolidation of ServiceMaster’s Downers Grove, Illinois office with its Memphis, Tennessee office, and Mr. Preston in connection with the termination of his employment; and (ii) change-in-control severance agreements with each of the NEOs.  These agreements are further described under “Potential Payments Upon Termination or Change-in-Control.”

2006 Equity Awards

SARs.  SARs were granted in 2006 to each of the NEOs other than Mr. Preston.  These SARs become exercisable on the basis of the passage of time and continued employment over a five-year period, with 20% becoming exercisable on each anniversary of the grant date, and have a ten-year term.

Restricted Stock.  Shares of restricted stock were granted in 2006 to Messrs. Spainhour, Engel and Kaput and Ms. Helmkamp.  These restricted stock grants vest on the basis of the passage of time and continued employment over a five-year period, with restrictions lapsing on 20% of the shares on March 1 in each of the first five years following the grant date.  Pursuant to the agreement with Mr. Mrozek, described under “Potential Payments Upon Termination or Change-in-Control”, any restriction period applicable to restricted stock held as of November 15, 2006 will lapse, and all shares will vest if Mr. Mrozek’s employment is terminated (i) prior to December 31, 2007, without cause or for good reason, or (ii) after December 31, 2007 but on or before December 31, 2008, without cause or for any reason other than death or disability.

Restricted Stock Units.  Messrs. Mrozek and Ward received RSUs in 2006 in lieu of an equivalent number of shares of restricted stock.  RSUs granted in 2006 vest on the basis of the passage of time and continued employment over a five-year period, with restrictions lapsing on 20% of the units on each anniversary of the grant date in each of the first five years following the grant date.  Pursuant to the agreement with Mr. Mrozek, described under “Potential Payments Upon Termination or Change-in-Control”, any restriction period applicable to his RSUs held as of November 15, 2006 will lapse, and all RSUs will vest if Mr. Mrozek’s employment is terminated (i) prior to December 31, 2007, without cause or for good reason, or (ii) after December 31, 2007 but on or before December 31, 2008, without cause or for any reason other than death or disability.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option/SAR Awards						Stock Awards
Name	Award Type	Options/ SARs Grant Date	Number of Securities Underlying Unexercised Options /SARs (#) Exercisable (1)	Number of Securities Underlying Unexercised Options/ SARs (#) Unexercisable	Option Exercise Price or SAR Base Price ($)	Option/ SAR Expiration Date	Stock Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
J. Patrick Spainhour	SARs	08/02/06	0	185,000	10.3500	08/01/16
	Restricted Stock						02/14/06	4,618	60,542
	Restricted Stock						08/02/06	61,667	808,454

Ernest J. Mrozek	Options	02/13/97	303,750	0	11.2222	02/12/07
	Options	02/16/98	52,500	0	18.2583	02/15/08
	Options	01/29/99	82,500	0	18.0750	01/28/09
	Options	12/10/99	42,609	18,261	11.5000	12/31/09
	Options	08/08/00	175,000	0	8.7500	08/07/07
	Options	03/16/01	250,000	0	10.5200	03/15/08
	Options	02/08/02	80,000	20,000	13.8300	02/07/09
	Options	05/03/02	160,000	40,000	13.9720	05/02/09
	Options	03/18/03	79,999	53,334	9.8800	03/17/13
	SARs	02/13/04	40,000	60,000	10.7300	02/12/14
	SARs	02/11/05	22,500	90,000	13.4400	02/10/15
	SARs	02/14/06	0	112,500	12.4500	02/13/16
	Restricted Stock						03/18/03	10,222	134,010
	Restricted Stock						02/13/04	28,294	370,934
	Restricted Stock						02/11/05	30,000	393,300
	RSUs						02/14/06	37,500	491,625

Mitchell T. Engel	Options	04/08/02	160,000	40,000	13.7300	04/07/09
	Options	03/18/03	36,000	24,000	9.8800	03/17/13
	SARs	02/13/04	18,000	27,000	10.7300	02/12/14
	SARs	02/11/05	10,000	40,000	13.4400	02/10/15
	SARs	02/14/06	0	55,000	12.4500	02/13/16
	Restricted Stock						03/18/03	4,600	60,306
	Restricted Stock						02/13/04	12,903	169,158
	Restricted Stock						02/11/05	13,334	174,809
	Restricted Stock						02/14/06	18,333	240,346

Jim L. Kaput	Options	02/08/02	68,000	17,000	13.8300	02/07/09
	Options	03/18/03	0	26,667	9.8800	03/17/13
	SARs	02/13/04	0	30,000	10.7300	02/12/14
	SARs	02/11/05	10,000	40,000	13.4400	02/10/15
	SARs	02/14/06	0	55,000	12.4500	02/13/16
	Restricted Stock						03/18/03	5,112	67,018
	Restricted Stock						02/13/04	13,904	182,281
	Restricted Stock						02/11/05	13,334	174,809
	Restricted Stock						02/14/06	18,333	240,346

Katrina L. Helmkamp	SARs	01/11/05	6,000	24,000	12.9700	01/10/15
	SARs	02/14/06	0	40,000	12.4500	02/13/16
	Restricted Stock						01/11/05	11,200	146,832
	Restricted Stock						02/14/06	13,333	174,796

Jonathan P. Ward	Options	2/08/02	340,000	0	13.8300	01/31/07
	SARs	2/11/05	38,000	0	13.4400	01/31/07

(1)             SARs and options (with the exception of those granted on December 10, 1999) become exercisable on the basis of the passage of time and continued employment over a five-year period, with 20% becoming exercisable on each anniversary of the grant date, and generally have a ten-year term. Options granted on December 10, 1999 have a ten year term and become exercisable on the basis of the passage of time and continued employment over a nine-year period, with 10% becoming exercisable on each of the first eight anniversaries of the grant date and 20% becoming exercisable on the ninth anniversary of the grant date.

(2)             For annual awards of restricted stock granted in 2004, 2005 and 2006, the awards begin to vest on March 1 of the year following the grant, and continue to vest an additional 20% on each subsequent March 1 until fully vested over a five-year period.  For restricted stock awards granted in 2003, the awards vest in 20% annual increments on the anniversary of the grant date over a five-year period. RSU awards vest in 20% annual increments on the anniversary of the grant date, over a five year period.

(3)             Based on the closing market price of ServiceMaster common stock on the NYSE on December 29, 2006, which was $13.11.

2006 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($)
J. Patrick Spainhour	0	0	1,971	19,529

Ernest J. Mrozek	0	0	22,042	278,398

Mitchell T. Engel	0	0	9,934	125,469

Jim L. Kaput	135,000	316,015	12,522	156,885

Katrina L. Helmkamp	0	0	2,800	36,876

Steven C. Preston	898,594	2,005,514	13,498	169,172

Jonathan P. Ward	1,809,200	2,802,834	128,583	1,421,166

(1)             The amounts in this column represent the number of shares of ServiceMaster common stock acquired on the exercise of options and SARs.

(2)             The amounts in this column represent the number of shares of ServiceMaster common stock acquired on the vesting of restricted stock and RSUs.

2006 NONQUALIFIED DEFERRED COMPENSATION

The ServiceMaster Deferred Compensation Plan (“DCP”) is a non-qualified supplemental plan designed to afford certain highly compensated employees the opportunity to defer additional amounts of compensation on a pretax basis, over and above the amounts allowed under the PSRP.  Deferred amounts are credited with earnings or losses based on the rate of return of mutual funds selected by the participants in the DCP.  Participants may defer 2% to 75% of compensation.  We offer a discretionary employer match on the first 2% to a maximum benefit of $2,860.  Distributions are paid in accordance with the DCP.  Distributions upon termination are payable no earlier than the six-month anniversary of the termination of employment with the Company.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)
J. Patrick Spainhour	0	0	0	0	0

Ernest J. Mrozek	295,788	2,860	336,769	0	2,194,987

Mitchell T. Engel	513,002	2,860	177,735	0	1,865,297

Jim L. Kaput	0	0	9,322	0	83,422

Katrina L. Helmkamp	115,746	2,860	15,299	0	185,654

Steven C. Preston	442,890	0	347,728	0	2,938,530

Jonathan P. Ward	0	0	90,833	0	1,352,921

(1)             Amounts shown in this column are included in the Summary Compensation Table as follows:  (a) as salary, $146,400 for Mr. Mrozek, $44,225 for Mr. Engel and $63,021 for Ms. Helmkamp; and (b) as non-equity incentive plan compensation, $149,388 for Mr. Mrozek, $468,777 for Mr. Engel and $52,725 for Ms. Helmkamp.  Mr. Preston’s contribution consists of amounts earned under our 2005 CPP and is therefore not included in the Summary Compensation Table for 2006.

(2)             The amounts in this column are included in the All Other Compensation column of the Summary Compensation Table.

(3)             The amounts in this column do not represent above-market or preferential earnings and therefore are not included in the Summary Compensation Table.

Potential Payments Upon Termination or Change-in-Control

J. Patrick Spainhour

On May 16, 2006, Mr. Spainhour became our Interim Chairman and CEO.  Effective June 30, 2006, Mr. Spainhour agreed to come out of retirement to become our permanent Chairman and CEO.  Under the employment agreement with Mr. Spainhour, if Mr. Spainhour’s employment is terminated by the Company without cause or by Mr. Spainhour for good reason, Mr. Spainhour will receive, subject to the execution of a release by Mr. Spainhour:

•                  accrued salary through the date of termination,

•                  the annual bonus earned in the year immediately prior to the year in which the date of termination occurs (to the extent not previously paid),

•                  one times Mr. Spainhour’s highest annual base salary and highest annual target bonus during the term of his employment agreement if the date of termination occurs on or prior to June 30, 2007 (two times if on or after July 1, 2007),

•                  reimbursement of all proper and reasonable expenses incurred in the performance of his duties, and

•                  continuation of employee benefits, including medical plan benefits, for two years.

If Mr. Spainhour’s employment is terminated by the Company for cause or by Mr. Spainhour for any reason other than good reason, Mr. Spainhour will not receive the severance benefits listed above, but will receive accrued salary through the date of termination and reimbursement of all proper and reasonable expenses incurred in the performance of his duties.  If termination is by reason of death or disability, he (or his executors) will also receive an annual bonus earned in the year immediately prior to the year in which the date of termination occurs (to the extent not previously paid).

Ernest J. Mrozek

In connection with Mr. Mrozek’s promotion to Vice Chairman and continuation of his employment with the Company, we entered into an agreement with Mr. Mrozek on November 16, 2006, which sets forth the rights and obligations of Mr. Mrozek and the Company in the event of Mr. Mrozek’s termination of employment during the two-year period commencing January 1, 2007 and ending December 31, 2008.

If Mr. Mrozek’s employment terminates on or after January 1, 2007 and on or prior to December 31, 2007, Mr. Mrozek will receive accrued salary through the date of termination and reimbursement of expenses if his employment is terminated by the Company for cause or by Mr. Mrozek without good reason or by reason of retirement, death or disability. If Mr. Mrozek’s employment is terminated by the Company without cause or by Mr. Mrozek for good reason during such period, Mr. Mrozek will receive:

•                  accrued salary through the date of termination,

•                  reimbursement of all proper and reasonable expenses incurred in the performance of his duties,

•                  two times his highest annual base salary,

•                  two times his target annual bonus,

•                  accelerated vesting of restricted stock and RSUs, and

•                  continuation of employee benefits, including medical plan benefits, for two years.

If Mr. Mrozek’s employment terminates on or after January 1, 2008 and on or prior to December 31, 2008, Mr. Mrozek will receive accrued salary through the date of termination and reimbursement of expenses if his employment is terminated by the Company for cause or by reason of Mr. Mrozek’s death or disability.  If Mr. Mrozek’s employment is terminated by the Company without cause or by Mr. Mrozek for any reason other than death or disability during such period, Mr. Mrozek will receive:

•                  accrued salary through the date of termination,

•                  reimbursement of all proper and reasonable expenses incurred in the performance of his duties,

•                  two times his highest annual base salary,

•                  two times his target annual bonus,

•                  accelerated vesting of restricted stock and RSUs and

•                  continuation of employee benefits, including medical plan benefits for two years.

Mr. Mrozek has agreed not to solicit our employees or compete with us until December 31, 2009 (or, if earlier, one year after termination of employment).

Other Memphis NEOs (Katrina L. Helmkamp)

We believe it is in the best interest of the Company to provide severance payments to those employees who leave the Company involuntarily.

Under our severance guidelines, if Ms. Helmkamp was involuntarily terminated from the Company she would receive:

•                  separation pay equal to two times the sum of her base salary and target bonus,

•                  a prorated annual bonus for the year of termination to the extent earned,

•                  outplacement services, and

•                  a lump sum payment that would cover the executive’s cost of continued health coverage for three months (grossed-up for taxes).

Ms. Helmkamp would agree not to solicit our employees or compete with us for a period of two years after her separation date, and not to disclose confidential information.  Ms. Helmkamp also must waive and release us and our directors, employees and affiliates from any claims, damages and liabilities.

Downers Grove NEOs (Mitchell T. Engel and Jim L. Kaput)

In connection with the consolidation of our offices in Memphis, we have determined that it is in our best interest to provide an incentive to our executives based in Downers Grove who are not relocating to Memphis to remain employed through their individual separation dates and assist with the consolidation.   As a result, we have entered into separation agreements with these executives, including Messrs. Engel and Kaput.

Under these separation agreements, the executive agrees to remain employed through the separation date set forth in the agreement.  The scheduled separation dates for Messrs. Engel and Kaput are December 31, 2007 and October 31, 2007, respectively.

Each executive who continues in employment to his separation date will receive:

•                  separation pay equal to two times the sum of his base salary and target ABP bonus,

•                  a prorated ABP and CPP bonus for the year of termination to the extent earned,

•                  outplacement services, and

•                  a lump sum payment that would cover the executive’s cost of continued health coverage for three months (grossed-up for taxes).

In addition, each executive will be eligible for a retention bonus equal to the executive’s base salary and target ABP bonus during the period from July 1, 2007 through the executive’s separation date, payable if the executive works in good faith through the separation date to effectively transition his duties to Memphis.

If we terminate the executive’s employment prior to his scheduled separation date for a reason other than cause, we will pay the executive’s severance amount, retention bonus, and any earned but unpaid 2007 bonus, prorated through the separation date and provide outplacement benefits, as though the executive had worked until his scheduled separation date.  If the executive’s employment terminates prior to his separation date for any reason other than by the Company without cause, the executive forfeits these benefits.

Each executive agrees not to solicit our employees or compete with us for a period of two years after his separation date, and not to disclose confidential information.  Each executive also must waive and release us and our directors, employees and affiliates from any claims, damages and liabilities.

Each of the NEOs in Downers Grove will be entitled to the change in control severance benefits described below if a change in control occurs on or before the executive’s scheduled separation date and either the executive is terminated without cause or resigns for good reason after the change in control.  If the executive remains employed through his separation date, the relocation pursuant to the office consolidation will constitute good reason unless any acquirer affirmatively abandons the consolidation.  If an executive becomes entitled to the rights and obligations under his change in control severance agreement (as described below), the executive will have no rights or obligations under the separation agreement.

If any payment pursuant to the separation agreement or otherwise would be subject to the excise tax imposed on excess parachute payments, then we will make an additional payment (i.e., a gross-up payment) such that the executive would receive a net amount equal to the amount the executive would have received if the excise tax did not apply.

Jonathan P. Ward

Effective May 15, 2006, we accepted the resignation of Jonathan P. Ward as our Chairman and Chief Executive Officer and as a director and, effective July 31, 2006, as an employee.  Under his employment agreement with us, Mr. Ward was entitled to the following severance benefits, subject to his agreement to release us and our directors, employees and affiliates from any claims, damages and liabilities: accrued salary through the date of termination, annual bonus and corporate performance bonus earned with respect to the prior year, two times highest annual base salary and highest target annual bonus (or $4,055,625), reimbursement of all proper and reasonable expenses incurred in the performance of duties, and continuation of employee benefits for two years.

In addition to these amounts, we agreed to reimburse Mr. Ward for outplacement and related services and for the reasonable legal fees which he incurred in connection with his termination of employment, in an aggregate amount not to exceed $100,000.  Pursuant to the terms of his restricted stock agreement, Mr. Ward’s unvested RSUs vested on a pro rata basis through the date of termination, and the remainder was forfeited.  Under the terms of the EIP, (i) all stock options and SARs held by Mr. Ward on the termination date which were exercisable on the termination date remained exercisable for a period of up to six months after the termination date, (ii) all unexercisable stock options and SARs held by him expired on the termination date and (iii) except to the extent described in the preceding sentence, all shares of restricted stock and RSUs held by Mr. Ward on the termination date were forfeited on the termination date.

Under his employment agreement, Mr. Ward is subject to an agreement not to compete or solicit employees or business or disclose or misuse confidential information for two years after the date of his termination.

Steven C. Preston

On March 1, 2006, we entered into a separation agreement with Steven C. Preston, our former Executive Vice President. The agreement provided that Mr. Preston’s separation date would be the earlier of June 30, 2006, the acceptance of a fulltime position with another employer, or any mutually agreeable date prior to June 30, 2006.  The effective date of his separation was June 30, 2006.

Mr. Preston’s change in control severance agreement terminated on his separation date. In exchange for Mr. Preston’s agreement to non-competition and non-solicitation restrictions for a period of two years after the separation date, Mr. Preston received an amount equal to two times his current base salary and target bonus, or $2,010,400, less applicable tax withholdings. ServiceMaster also agreed to pay for continuation of Mr. Preston’s group medical insurance coverage during the 18-month eligibility period required under the Consolidated Omnibus Budget Reconciliation Act. All stock options and SARs held by Mr. Preston on the separation date which were exercisable on the separation date remained exercisable until December 31, 2006.  All other stock options and SARs expired on the separation date.  All shares of restricted stock held by Mr. Preston on the separation date were forfeited on June 30, 2006.

Termination of Employment following a Change in Control

To secure the continued service of our executives and to ensure their dedication and objectivity in the event of a change in control or threatened change in control, we have entered into change in control severance agreements with our executives, including each of the NEOs.  Each executive who is a party to a change in control severance agreement has agreed that in the event of an attempted change in control the executive will not voluntarily resign until the attempt ends or 90 days after a change in control occurs.

A change in control means:

•                  an acquisition by a person or group of 25% or more of our common stock (other than an acquisition from or by the company or by a company benefit plan),

•                  a change in a majority of our Board,

•                  consummation of a reorganization, merger or consolidation or sale of substantially all of our assets (unless stockholders receive 60% or more of the stock of the resulting company) or

•                  a liquidation or dissolution of the company.

Severance Benefits Payable to J. Patrick Spainhour.  If we terminate the employment of Mr. Spainhour without cause or Mr. Spainhour terminates his employment for good reason, in either case within the two-year period beginning on the date on which a change in control occurs, we will pay to Mr. Spainhour a lump sum cash payment consisting of:

•                  his accrued salary through the date of termination,

•                  any unpaid previously earned bonus under the ABP,

•                  any accrued and unpaid vacation pay,

•                  a pro rated annual bonus under the ABP through the date of termination based upon the target bonus for the year in which the change in control occurs or, if higher, the target bonus for the year in which the date of termination occurs,

•                  one times his highest annual base salary during the prior 12 months plus 1/12th of such salary for each completed month of service from July 1, 2006, up to a maximum of 24 completed months (i.e., three times his highest annual base salary if the termination occurs on or after June 30, 2008),

•                  one times his target annual bonus under the ABP for the year in which the change in control occurs plus 1/12th of such target bonus for each completed month of service from July 1, 2006, up to a maximum of 24 completed months (i.e., three times his target annual bonus if the termination occurs on or after June 30, 2008), and

•                  an amount equal to any unvested employer matching contributions under our 401(k) plan and nonqualified deferred compensation plan.

In addition, we will continue to provide employee benefits, including medical plan benefits, to Mr. Spainhour for a period of one year plus one month for each completed month of service from July 1, 2006, up to a maximum of 24 completed months (i.e., three years of coverage if the termination occurs on or after June 30, 2008).

Severance Benefits Payable to Other NEOs.  If we terminate the employment of any currently employed NEO other than Mr. Spainhour for a reason other than cause or if such NEO terminates his or her employment for good reason, in either case within the two-year period beginning on a change in control, we will pay to the NEO a lump sum cash payment consisting of:

•                  accrued salary through the date of termination,

•                  any unpaid previously earned bonus,

•                  any accrued and unpaid vacation pay,

•                  a pro rated ABP and CPP bonus through the date of termination based upon the target bonus amounts for the year in which the change in control occurs or, if higher, the year in which the date of termination occurs,

•                  three times the executive’s highest annual base salary in the 12 months prior to termination,

•                  three times the executive’s target  ABP and CPP bonus immediately prior to the change in control, or if higher for the year of the termination, and

•                  an amount equal to any unvested employer matching contributions under our 401(k) plan and nonqualified deferred compensation plan.

In addition, we will continue to provide the executive with employee benefits, including medical plan benefits, for a three-year period following termination.

Under these agreements, including Mr. Spainhour’s, “good reason” means a material reduction in position, duties or responsibilities, a transfer of the executive’s home office by more than 40 miles, a reduction in salary, a failure to maintain substantially comparable benefit or compensation plans or to provide benefits substantially comparable to other peer employees, or a failure by the Company to require a successor to assume our obligations under the agreement.

With respect to all executives, including Mr. Spainhour, upon a termination by the company for cause, by the executive without good reason, or upon death or disability, we have no obligation to pay any prospective amounts or provide any benefits under the agreement.  Our obligations will consist of those obligations accrued at the date of termination, including payment of earned salary, reimbursement of expenses and obligations which may otherwise be payable in the event of death or disability.

If any payment pursuant to the agreements or otherwise would be subject to the excise tax imposed on excess parachute payments, then we will make an additional payment (i.e., a gross-up payment) such that the executive would receive a net amount equal to the amount the executive would have received if the excise tax did not apply.

We are obligated to reimburse each executive, on a current basis, for all legal fees and expenses incurred in connection with a dispute under his or her change in control severance agreement.  The executive must repay us if his or her claims are denied in total.

The following tables set forth information regarding the value of payments and other benefits payable by the Company to each of the NEOs in the event of termination of employment under various scenarios.  The scenarios represented include termination in the event of a change in control followed by a qualifying termination of employment, voluntary termination, involuntary termination, and termination due to death or disability.  The amounts shown do not include deferred compensation payable in a lump sum upon the six-month anniversary of the executive’s termination as disclosed under “2006 Nonqualified Deferred Compensation.”  The amounts shown assume termination effective as of December 29, 2006.

Payment upon a Change in Control Followed by Termination as of 12/29/06

Executive Officer	Severance Payment (1)	Acceleration of Equity Awards (2)	Health & Welfare (3)	401(k) / Deferred Comp (4)	Gross-Up Adjustment (5)	Total Payments Sum (1-5)
J. Patrick Spainhour	2,706,560	586,506	10,019	—	1,513,123	4,816,208
Ernest J. Mrozek	5,796,679	90,628	20,039	—	2,353,633	8,260,979
Mitchell T. Engel	3,521,292	216,406	20,039	—	1,625,036	5,382,773
Jim L. Kaput	3,395,139	222,301	20,039	—	1,388,921	5,026,400
Katrina L. Helmkamp	3,679,047	113,813	20,039	4,472	1,617,475	5,434,846

Termination—Voluntary as of 12/29/06 (1)

Equity valued at $13.11
Executive Officer	In the money Value of Vested Stock Options/ SARs (2)	Total	Value of Unvested Restricted Stock Forfeited	Value of Unvested Options/ SARs Forfeited
J. Patrick Spainhour	—	—	738,647	510,600
Ernest J. Mrozek	2,406,117	2,406,117	1,181,389	418,719
Mitchell T. Engel	159,120	159,120	547,926	178,080
Jim L. Kaput	—	—	564,786	193,834
Katrina L. Helmkamp	840	840	273,383	29,760

(1) Includes termination as a result of retirement.

(2) Amounts shown in this column represent previously granted, fully vested options and SARs.

Equity awards of stock options and SARs that qualify for retirement treatment include (a) for grants made prior to February 13, 2004, the executive has 15 years of service with the Company or has reached age 63 and (b) for grants made on or after February 13, 2004, the executive has 15 years of service or the sum of the executive’s age and years of service with the Company is a least 65 years.  If equity awards qualify for retirement treatment, options and SARs remain outstanding and continue to vest on their normal schedule and may be exercised until the expiration date of the grant.  Unvested restricted stock is forfeited on the last day of active employment.  The only executive with equity awards that qualified for retirement treatment as of December 29, 2006 was Mr. Mrozek.

With respect to equity awards not qualifying for retirement treatment, vesting ceases for options and SARs on the separation date, and the employee has 6 months or until the expiration date of the grant to exercise vested options and SARs. Unvested restricted stock is forfeited on the separation date.

Termination — Involuntary Other than for Cause as of 12/29/06 (1)

	Equity valued at $13.11
Executive Officer	Severance Payment based upon Base Salary	Severance Payment based upon ABP	Severance Payment based upon CPP	In the Money Value of Vested Stock Options/ SARs (2)	Value of Unvested Restricted Stock		Total	Value of Unvested Restricted Stock Forfeited (4)	Value of Unvested Options/ SARs Forfeited (4)
J. Patrick Spainhour (5)	1,800,000	900,000	—	—	—		2,700,000	738,647	510,600
Ernest J. Mrozek	2,668,320	667,080	595,000	2,406,117	1,181,389	(3)	7,517,906	—	418,719
Mitchell T. Engel	1,784,000	446,000	280,000	159,120	—		2,669,120	547,926	178,080
Jim L. Kaput	1,700,000	425,000	280,000	—	—		2,405,000	564,786	193,834
Katrina L. Helmkamp	1,854,000	463,500	297,500	840	—		2,615,840	273,383	29,760

(1)             In the event of an involuntary separation other than for cause, ServiceMaster’s severance guidelines provide for a payment of 2 times base salary and 2 times target annual bonus amount earned for the prior year plus prorated ABP and prorated CPP earned for the year in which termination occurs (unless termination is in first six months of employment and then zero). If Mr. Spainhour’s employment is involuntarily terminated prior to June 30, 2007, he would receive 1 times salary and 1 times target ABP; if after June 30, 2007, he would receive 2 times salary and 2 times target annual bonus amount. If Mr. Mrozek’s employment is involuntarily terminated between January 1, 2007 and December 31, 2008 for any reason other than death or disability, he would receive 2 times salary, 2 times target annual bonus amount, and all restricted stock would immediately vest.

(2)             Amounts shown in this column represent previously granted, fully vested options and SARs.

Equity awards of stock options and SARs that qualify for retirement treatment include (a) for grants made prior to February 13, 2004, the executive has 15 years of service with the Company or has reached age 63 and (b) for grants made on or after February 13, 2004, the executive has 15 years of service or the sum of the executive’s age and years of service with the Company is a least 65 years. If equity awards qualify for retirement treatment, options and SARs remain outstanding and continue to vest on their normal schedule and may be exercised until the expiration date of the grant, however, unvested restricted stock is forfeited on the last day of active employment. The only executive with equity awards that qualified for retirement treatment as of December 29, 2006 was Mr. Mrozek.

With respect to equity awards not qualifying for retirement treatment, vesting ceases for options and SARs on the last day of active employment and the associate has 6 months or until the expiration date of the grant to exercise vested options and SARs. Unvested restricted stock is forfeited on the last day of active employment.

(3)             Pursuant to Mr. Mrozek’s previous employment agreement which expired on December 31, 2006, the restriction period applicable to shares of restricted stock held by Mr. Mrozek as of the date of termination would have lapsed, and all such shares would have vested as of the close of business on the date of termination.

(4)             Under involuntary termination not qualifying for retirement treatment, vesting ceases for options and SARs and the associate has 6 months or until the expiration date of the grant to exercise vested options and SARs. Unvested restricted stock forfeits on the last day of active employment.

(5)             If Mr. Spainhour terminates for good reason prior to June 30, 2007, he would receive 1 times salary and 1 times target ABP; if after June 30, 2007, he would receive 2 times salary, or $1,800,000, and 2 times target ABP, or $1,800,000.

Termination - Death or Disability as of 12/29/06 (1)

	Equity valued at $13.11
Executive Officer	In the Money Value of Vested Stock Options or SARs	Accelerated Value of Unvested Restricted Stock (2)	Accelerated Value of Unvested Options/ SARs(2)	Total
J. Patrick Spainhour	—	738,647	510,600	1,249,247
Ernest J. Mrozek	2,406,117	1,181,389	418,719	4,006,225
Mitchell T. Engel	159,120	547,926	178,080	885,126
Jim L. Kaput	—	564,786	193,834	758,620
Katrina L. Helmkamp	840	273,383	29,760	303,983

(1)             The company pays for $300,000 of basic life insurance coverage.

(2)             In the event of death or disability, vesting on options, SARs, and restricted stock accelerate and the options and SARs remain outstanding for two years.

2006 DIRECTOR COMPENSATION TABLE

Each non-employee director receives an annual retainer of $115,000.  The Chairman of the Audit and Finance Committee receives an additional retainer of $15,000, the Chairman of the Compensation and Leadership Development Committee and the Chairman of the Governance and Nominating Committee each receive an additional retainer of $7,500, and the presiding director receives and additional retainer of $7,500.

Each director must receive at least 50% of his or her annual retainer in the form of stock options or restricted stock and each director may elect to receive the remaining 50% of his or her retainer in the form of cash, stock options or restricted stock or to defer receipt of that portion of his or her retainer under The ServiceMaster Company 2002 Directors Deferred Fees Plan (the “Directors Deferred Fees Plan”).

Non-employee directors who elect to participate in the Directors Deferred Fees Plan may elect to defer the receipt of up to 50% of their annual retainer until a later date. Participating directors may invest their deferred amounts in either: (1) a cash account that earns interest based on our average five-year borrowing rate (6.0% as of December 31, 2006) or (2) a share equivalent account that is credited with a number of share equivalent units equal to the deferred amount divided by the fair market value of a share of our common stock on the deferral date. The value of a share equivalent unit on any date is equal to the value of a share of our common stock on that date. Share equivalent unit accounts are credited when we pay dividends on our common stock as if the dividend was reinvested in additional shares.

ServiceMaster will, in certain limited circumstances, pay for the spouses of directors to accompany the directors on ServiceMaster-related trips. As described below, on two occasions in 2006 the Company paid for airfare for Lord Griffiths of Fforestfach’s wife to accompany him to Board meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option/ SARAwards ($) (2)	All Other Compensation ($)		Total ($)
J. Patrick Spainhour (3)	0	57,500	0	0		57,500

John Carl	12,918	0	0	0		12,918

Louis Giuliano	57,500	57,500	0	0		115,000

Brian Griffiths	57,500	57,500	0	21,600	(4)	136,600

Sidney Harris	65,000	65,000	0	0		130,000

Roberto Herencia	65,000	65,000	0	0		130,000

Betty Jane Hess	0	115,000	0	0		115,000

Eileen Kamerick	57,500	57,500	0	0		115,000

James McLennan	57,500	57,500	0	0		115,000

Coleman Peterson	0	122,500	0	0		122,500

David Wessner	57,500	57,500	0	0		115,000

Dallen Peterson	23,958	23,959	0	0		47,917

(1)  The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes during 2006 for restricted stock awards granted during 2006.  No restricted stock awards from prior years were expensed during 2006. The assumptions used in the valuation of these awards are disclosed in the Shareholders’ Equity footnote to ServiceMaster’s audited financial statements for the fiscal year ended December 31, 2006 included in ServiceMaster’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007.  The fair value of these awards is equal to the value of the Company’s stock on the date of grant. The grant date fair value of awards made in 2006 was $12.45 per share.  Also included in this column is $57,500 which reflects the dollar amount recognized for financial statement reporting purposes in connection with a deferred share award which Ms. Hess elected to receive as part of her retainer in lieu of cash or stock under the Directors’ Deferred Fees Plan.

The aggregate number of restricted stock awards outstanding at 2006 fiscal year end were as follows: Mr. C. Peterson, 9,839 shares; Mr. McLennan, 5,618 shares; Ms. Kamerick, 4,618 shares; Ms. Hess, 5,618 shares; Mr. Herencia, 6,221 shares; Mr. Harris, 6,221 shares; Lord Griffiths of Fforestfach, 5,618 shares; Mr. Giuliano, 4,618 shares; Mr. Wessner, 5,618 shares; and Mr. Spainhour, 4,618 shares.

(2) No stock options were granted to directors in 2006. All prior grants were fully expensed prior to 2006.

The aggregate number of option awards outstanding at 2006 fiscal year end were as follows: Mr. Carl, 7,500 options; Mr. C. Peterson, 6,890 options; Mr. D. Peterson, 75,147 options; Mr. McLennan, 77,548 options; Ms. Hess, 7,500 options; Mr. Herencia, 7,500 options; Mr. Harris, 142,201 options; Lord Griffiths of Fforestfach, 186,226 options; Mr. Giuliano, 25,459 options; and Mr. Wessner, 197,658 options.

(3) Mr. Spainhour became our Interim Chairman and CEO on May 16, 2006, and was subsequently named permanent Chairman and CEO on June 30, 2006.  The amount reflected in this table for Mr. Spainhour relates to compensation earned for service as a director prior to being named Interim Chairman and CEO.  For information relating to Mr. Spainhour’s compensation as an executive officer of the Company, see the Summary Compensation Table.

(4) Includes spousal travel of $20,546.

Certain Corporate Governance Information

Sidney E. Harris has been chosen to preside over each executive session of non-management directors.  Shareholders or other interested parties who wish to send communications to the presiding director or non-management directors as a group (or, more generally, the Board, the Chairman or a Committee Chairman) may do so by writing to the following address: ServiceMaster Board c/o Global Compliance Services AlertLine Response, PMB 3767, 13950 Ballantyne Corporate Place, Suite 300, Charlotte, North Carolina 28277. Shareholders or other interested parties may also communicate with the Board by submitting an email to ServiceMasterBoard@AlertLine.com or by calling 1-800-450-4308.

The Audit and Finance Committee approved the process for handling communications received from shareholders or other interested parties. The third party administrator notifies the Corporate Secretary and the Chairman of the Audit and Finance Committee, or his or her designee, upon receipt of any communication directed to the presiding director or non-management directors as a group (or, more generally, the Board, the Chairman or a Committee Chairman). The Corporate Secretary is responsible for distributing the communications to each appropriate director, determining whether any follow-up action is necessary and assigning responsibility to complete any necessary further action. Each director has access to a database containing all communications directed to him or her. The Vice President of Compliance and Ethics distributes a quarterly report to the Audit and Finance Committee on all such communications received. The Chairman of the Audit and Finance Committee, or his or her designee, has ongoing access to the contents of the database containing these communications.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

This table shows how many shares of our common stock certain individuals and entities beneficially owned on February 28, 2007, unless otherwise noted. These individuals and entities include: (1) owners of more than 5% of our outstanding common stock, (2) our directors, (3) the NEOs, and (4) all directors and executive officers as a group. A person has beneficial ownership of shares if the person has sole or shared voting or investment power over the shares or the right to acquire that power within 60 days. Investment power means the power to direct the sale or other disposition of the shares. Each person has sole voting and investment power over the shares, except as we describe below.  With the exception of 707,757 shares of stock pledged by Ernest J. Mrozek, none of the shares beneficially owned by directors and executive officers and shown in the table below are pledged as security.

Name of Beneficial Owner(1)	Number of Shares Owned(2)	Percent of Class(%)
Capital Research and Management Company (3)	41,482,950	14.50
Ariel Capital Management, Inc. (4)	28,877,263	10.06
Mitchell T. Engel	360,332	*
Louis J. Giuliano	14,801	*
Brian Griffiths	192,111	*
Sidney E. Harris	157,827	*
Katrina Helmkamp	47,525	*
Roberto R. Herencia	26,666	*
Betty Jane Hess (5)	254,100	*
Eileen A. Kamerick	8,213	*
Jim L. Kaput	163,038	*
James D. McLennan	147,189	*
Ernest J. Mrozek	1,784,930	*
Coleman H. Peterson	22,892	*
J. Patrick Spainhour	68,476	*
David K. Wessner (6)	1,109,026	*
All directors and executive officers as a group (20 persons)	5,376,849	1.844

*             Less than one percent.

(1)                                 Does not include ownership by either Steven Preston or Jonathan Ward as they are no longer employed by the Company and the Company does not have access to information regarding their respective ownership.

(2)                                 Includes shares which the directors and the NEOs have the right to acquire prior to April 30, 2007 through the exercise of stock options as follows:  Mr. Engel, 248,000 shares; Mr. Giuliano, 10,183 shares; Lord Griffiths of Fforestfach, 137,944 shares; Mr. Harris, 127,951 shares; Mr. Herencia, 4,500 shares; Ms. Hess, 4,500 shares; Mr. Kaput 98,333 shares; Mr. McLennan, 63,298 shares; Mr. Mrozek, 969,275 shares; Mr. Coleman Peterson, 2,756 shares and Mr. Wessner, 187,291 shares.  Includes shares which the NEOs have the right to acquire prior to April 30, 2007 through the exercise of SARs calculated based on subtracting the base price of the SARs from the fair market value of ServiceMaster stock on February 28, 2007, then multiplying by the number of exercisable SARs, as follows: Mr. Engel, 6,750 shares; Ms. Helmkamp, 1,191 shares; Mr. Kaput, 3,192 shares and Mr. Mrozek, 14,845 shares.  Does not include common stock equivalents under the Directors Deferred Fees Plan or the DCP.  At February 28, 2007, the directors and the NEOs held common stock equivalents under those plans as follows:  Mr. Engel, 3,820 shares; Lord Griffiths of Fforestfach, 880 shares; Mr. Harris, 15,128 shares; Ms. Hess, 8,998 shares; Mr. Kaput, 5,557 shares; Mr. McLennan, 3,856 shares; Mr. Mrozek, 3,430 shares and Mr. Wessner, 64,443 shares.  All directors and executive officers as a group have the right to acquire prior to April 30, 2007 through the exercise of stock options and SARs, 2,542,636 shares of our stock.

(3)                                 Capital Research and Management Company is an investment advisor located at 333 South Hope Street, Los Angeles, California 90071. According to its Schedule 13G/A filed February 12, 2007 with the Securities and Exchange Commission, as of December 31, 2006, it had sole voting power as to 18,109,200 shares, sole investment power as to 41,482,950 shares and disclaims beneficial ownership of 41,982,950 shares.

(4)                                 Ariel Capital Management, Inc. is an investment advisor located at 200 E. Randolph Drive, Suite 2900, Chicago, Illinois 60601. According to its Schedule 13G/A filed February 14, 2007 with the Securities and Exchange Commission, as of December 31, 2006, it had sole voting power as to 23,227,893 shares and sole investment power as to 28,783,408 shares.

(5)                                  Includes 230,683 shares as to which Ms. Hess has no voting or investment power and Ms. Hess disclaims beneficial ownership of the shares.

(6)                                  Includes 181,251 shares as to which Mr. Wessner has sole voting and shared investment power, and 18,946 shares as to which Mr. Wessner has shared voting and investment power.  Mr. Wessner is a director of Director Investment Co., and he disclaims beneficial ownership of 545,620 shares by held by Director Investment Co.

Equity Compensation Plan Information

Except as described in the first footnote, the following table contains information, as of December 31, 2006, about ServiceMaster stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/SARs		Weighted Average Exercise Price of Outstanding Options/SARs		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	25,213,754		$12.3884		12,286,839	(1)
Equity compensation plans not approved by shareholders	239,160	(2)	$33.8004	(3)	327,049	(4)
Total	25,452,914				12,613,888

(1)                                  Includes shares available under the ServiceMaster 2003 Equity Incentive Plan, including up to 7,138,871 shares available for RSUs, stock, deferred stock and restricted stock awards (of which, a maximum of 2,440,597 shares are available for restricted stock awards), shares available under the ServiceMaster 2001 Directors Stock Plan, including up to 3,500,000 shares available for awards (of which, a maximum of 1,500,000 shares are available for stock awards); and 1,647,968 shares available under the ServiceMaster 2004 Employee Stock Purchase Plan.

(2)                                  Includes options to purchase ServiceMaster stock issued in connection with ServiceMaster’s acquisitions in 1999 of American Residential Services, Inc. and LandCare USA, Inc., as well as options to purchase ServiceMaster common stock issued in connection with the merger of WeServeHomes.com into a wholly owned subsidiary of ServiceMaster. Upon the consummation of each of these transactions, each outstanding option to purchase common stock of the acquired company was converted into an option to purchase shares of ServiceMaster stock. ServiceMaster cannot grant any additional awards under the equity compensation plans pursuant to which the options that were converted were originally issued. The following table reflects information with respect to the options described in this footnote that were outstanding at December 31, 2006.

Transaction	Number of Option Shares	Weighted Average Exercise Price
American Residential Services	118,639	$52.0293
LandCare USA	104,019	$16.1711
WeServeHomes.com	16,502	$13.8702

(3)                                  Does not reflect 105,700 shares issuable pursuant to the  DCP or 221,349 shares issuable pursuant to Directors Deferred Fees Plan, because the concept of an exercise price is not meaningful under either plan. The material features of each plan are described below.

(4)                                  The DCP and the Directors Deferred Fees Plan do not contain a limit on the number of shares available thereunder. The material features of each plan are described below.

ServiceMaster Deferred Compensation Plan.  The DCP allows participants to defer the receipt of a portion of their compensation.  Deferred compensation is credited to a bookkeeping account, where it is deemed invested in a variety of investment vehicles, including a share equivalent account.  A share equivalent is a bookkeeping unit credit equivalent to one share of our common stock.  Share equivalent balances are increased when we pay dividends on our common stock as if the dividend was reinvested in additional shares.  Amounts deferred into a share equivalent account may not be transferred into other investment alternatives.  Share equivalents are paid in shares of ServiceMaster common stock upon distribution.  The share equivalent alternative was eliminated for future deferrals as of January 1, 2004.

Directors Deferred Fees Plan.  The Directors Deferred Fees Plan allows non-employee directors to defer receipt of a portion of their annual retainer.  Deferred amounts are credited to a bookkeeping account, where it is deemed invested in a variety of investment vehicles, including a share equivalent account.  A share equivalent is a bookkeeping unit credit equivalent to one share of our common stock.  Share equivalent balances are increased when we pay dividends on our common stock as if the dividend was reinvested in additional shares.  Amounts deferred into the share equivalent account may not be transferred into other investment alternatives.  Share equivalents are paid in shares of ServiceMaster common stock upon distribution.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SERVICEMASTER COMPANY

Date: April 2, 2007	By:	/s/ Jim L. Kaput
Jim L. Kaput
Senior Vice President and General Counsel

Exhibit Index

Description of Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.