Form 10-Q
period 2007-03-31
SERVICEMASTER CO
filed 2007-05-10
CIK 1052045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-14762

THE SERVICEMASTER COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-3858106
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

860 Ridge Lake Boulevard, Memphis, Tennessee • 38120
(Address of principal executive offices)	(Zip Code)

901-597-1400
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

Large accelerated filer ☒ Accelerated filer ____ Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 292,393,000 shares of common stock on May 4, 2007.

2

PART I. FINANCIAL INFORMATION THE SERVICEMASTER COMPANY Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Operating Revenue	$695,895	$662,387

Operating Costs and Expenses:
Cost of services rendered and products sold	458,991	434,670
Selling and administrative expenses	201,760	195,820
Amortization expense	2,831	2,085
Restructuring charges	7,058	3,552
Merger related expenses	2,540	—

Total operating costs and expenses	673,180	636,127

Operating Income	22,715	26,260

Non-operating Expense (Income):
Interest expense	14,283	14,430
Interest and investment income, net	(8,066)	(10,336)
Minority interest and other expense, net	2,049	2,049

Income from Continuing Operations before Income Taxes	14,449	20,117
Provision for income taxes	5,821	7,906

Income from Continuing Operations	8,628	12,211

Loss from discontinued operations, net of income taxes	(79)	(26,524)

Net Income (Loss)	$8,549	$(14,313)

Per Share:
Basic Earnings (Loss) Per Share:
Income from continuing operations	$0.03	$0.04

Loss from discontinued operations	—	(0.09)

Basic earnings (loss) per share	$0.03	$(0.05)

Shares	291,110	291,549

Diluted Earnings (Loss) Per Share:
Income from continuing operations	$0.03	$0.04

Loss from discontinued operations	—	(0.09)

Diluted earnings (loss) per share	$0.03	$(0.05)

Shares	293,608	296,194

See Notes to Condensed Consolidated Financial Statements
3

THE SERVICEMASTER COMPANY Condensed Consolidated Statements of Financial Position (Unaudited) (In thousands, except per share data)

Assets	As of March 31, 2007	As of December 31, 2006

Current Assets :
Cash and cash equivalents	$114,011	$123,675
Marketable securities	113,036	109,992
Receivables, less allowance of $27,225 and $26,759, respectively	410,867	407,409
Inventories	77,863	69,107
Prepaid expenses and other assets	72,624	25,868
Deferred customer acquisition costs	66,502	37,427
Deferred taxes	36,430	37,400
Assets of discontinued operations	1,448	2,343

Total Current Assets	892,781	813,221

Property and Equipment:
At cost	421,456	413,810
Less: accumulated depreciation	(244,084)	(236,602)

Net property and equipment	177,372	177,208

Other Assets:
Goodwill	1,662,784	1,648,258
Intangible assets, primarily trade names, net	249,054	249,217
Notes receivable	28,133	29,488
Long-term marketable securities	183,389	187,201
Other assets	12,458	12,870

Total Assets	$3,205,971	$3,117,463

Liabilities and Shareholders’ Equity

Current Liabilities :
Accounts payable	$115,901	$114,533
Accrued liabilities:
Payroll and related expenses	84,125	98,425
Self-insured claims and related expenses	89,423	89,398
Income taxes payable	9,888	33,726
Other	97,879	111,974
Deferred revenues	505,321	442,393
Liabilities of discontinued operations	7,289	7,644
Current portion of long-term debt	20,779	21,549

Total Current Liabilities	930,605	919,642

Long-Term Debt	734,907	668,873

Long-Term Liabilities:
Deferred taxes	171,673	168,000
Liabilities of discontinued operations	7,356	7,541
Other long-term obligations, primarily self-insured claims	169,317	164,549

Total Long-Term Liabilities	348,346	340,090

Minority Interest	100,000	100,000

Commitments and Contingencies

Shareholders’ Equity:
Common stock $0.01 par value, authorized 1,000,000 shares; issued 328,253 and 326,168 shares, respectively	3,283	3,262
Additional paid-in capital	1,200,652	1,172,206
Retained earnings	292,268	319,459
Accumulated other comprehensive income	11,960	10,118
Treasury stock	(416,050)	(416,187)

Total Shareholders’ Equity	1,092,113	1,088,858

Total Liabilities and Shareholders’ Equity	$3,205,971	$3,117,463

See Notes to Condensed Consolidated Financial Statements
4

THE SERVICEMASTER COMPANY Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2007	2006

Cash and Cash Equivalents at January 1	$123,675	$114,508

Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	8,549	(14,313)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Loss from discontinued operations	79	26,524
Depreciation expense	12,499	10,650
Amortization expense	2,831	2,085
Option and restricted stock expense	1,555	3,010
Change in working capital, net of acquisitions:
Receivables	(6,027)	2,651
Inventories and other current assets	(84,518)	(83,931)
Accounts payable	544	9,466
Deferred revenues	62,434	53,006
Accrued liabilities	(26,504)	(44,222)
Change in tax accounts:
Current and deferred income taxes	(10,074)	951
Resolution of income tax audits	—	(4,971)
Other, net	2,074	1,117

Net Cash Used for Operating Activities from Continuing Operations	(36,558)	(37,977)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(12,360)	(11,697)
Sale of equipment and other assets	155	411
Business acquisitions, net of cash acquired	(13,312)	(90,548)
Notes receivable, financial investments and securities	405	6,611

Net Cash Used for Investing Activities from Continuing Operations	(25,112)	(95,223)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	352,901	414,421
Payments of debt	(292,707)	(203,476)
Purchase of Service Master stock	—	(37,275)
Shareholders’ dividends	(34,990)	(32,142)
Proceeds from employee share plans	26,527	16,377

Net Cash Provided from Financing Activities from Continuing Operations	51,731	157,905

Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	275	(4,983)
Cash provided from investing activities	—	612

Net Cash Provided from (Used for) Discontinued Operations	275	(4,371)

Cash Increase (Decrease) During the Period	(9,664)	20,334

Cash and Cash Equivalents at March 31	$114,011	$134,842

See Notes to Condensed Consolidated Financial Statements
5

THE SERVICEMASTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  The condensed consolidated financial statements include the accounts of The ServiceMaster Company and its subsidiaries, collectively referred to as the “Company” or “ServiceMaster”. Intercompany transactions and balances have been eliminated in consolidation.

Note 2:  The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 (2006 Annual Report). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

Note 3:   On March 19, 2007, the Company announced the execution of a definitive merger agreement to be acquired by CDRSVM Topco, Inc., a corporation formed by a fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). The transaction is subject to receipt of shareholder approval, and approval of the California Department of Insurance and the Florida Office of Insurance Regulation, as well as satisfaction or waiver of other closing conditions. The Company has announced that it will hold a special meeting of shareholders on June 28, 2007 to consider and vote on a proposal to approve the merger agreement. The preliminary proxy statement describing the proposed merger and related information was filed with the Securities and Exchange Commission on April 16, 2007. The Company expects the final proxy statement to be mailed to shareholders on or about May 24, 2007.

If the merger is completed, ServiceMaster’s shareholders will receive $15.625 in cash for each outstanding share of common stock of the Company. The Company estimates the total amount of funds necessary to complete the merger and the related transactions to be approximately $5.2 billion, which includes approximately $4.8 billion to be paid out to the Company’s stockholders and holders of other equity-based interests in the Company and the remainder to be applied to pay related fees and expenses in connection with the merger, the financing arrangements and the related transactions. These payments are expected to be funded by a combination of equity contributions and debt financing, as well as the Company’s available cash. The estimate of the total funds necessary to complete the merger and related transactions also includes amounts necessary to repay borrowings under ServiceMaster’s existing credit facilities as well as certain public debt obligations that mature in 2007 and 2009. The estimated debt to be repaid does not include the public debt with longer maturities, or certain capital leases, deferred payments and other obligations. The parties to the merger agreement have received equity commitment letters from equity sponsors totaling approximately $1.4 billion and debt commitment letters from debt financing providers totaling approximately $4.5 billion. Under certain conditions resulting in the termination of the merger, each party to the merger may be required to pay the other party a termination fee of $100 million. See the preliminary proxy statement filed with the Securities and Exchange Commission for additional details related to the estimate of the total funds necessary to complete the merger, the financing of the merger and the effects of terminating the merger agreement.

The Company’s outstanding options, stock appreciation rights and restricted stock units (“equity awards”), and its outstanding restricted stock, are impacted by the merger. The restrictions applicable to restricted stock that is outstanding immediately prior to the effective time of the merger will lapse and each share will be converted at the effective time of the merger into the right to receive a cash payment equal to $15.625. Options to acquire shares of ServiceMaster common stock that are outstanding immediately prior to the effective time of the merger, vested or unvested, will be converted at the effective time of the merger into the right to receive a cash payment equal to the excess (if any) of

$15.625 per share over the exercise price per share of the option times the number of shares subject to the option, less any applicable withholding taxes. Stock appreciation rights that are outstanding immediately prior to the effective time of the merger, vested or unvested, will be converted at the effective time of the merger into the right to receive a cash payment equal to the excess of $15.625 per share over the base price per share of the stock appreciation right times the number of shares subject to the stock appreciation rights award, less any applicable withholding taxes. Restricted stock units that are outstanding immediately prior to the effective time of the merger, vested or unvested, will be converted at the effective time of the merger into the right to receive a cash payment equal to $15.625 per share times the number of units, less any applicable withholding taxes. For all outstanding equity awards, upon consummation of the merger, the Company will record compensation expense at least equal to the fair value of the awards at the grant date. The total amount expected to be paid in respect of options, stock appreciation rights and restricted stock units is approximately $62 million.

The Company has change in control severance agreements with its executive officers. These agreements generally provide, among other things, for severance pay and other benefits to the officer if, within two years following a change in control of ServiceMaster, the officer’s employment is terminated by the Company other than for cause or is terminated by the officer for good reason. The completion of the merger would constitute a change of control for purposes of these severance agreements.

Under the terms of the merger agreement, all fees and expenses incurred in connection with the transaction will be paid by the party incurring such fees and expenses. During the first quarter of 2007, the Company incurred certain costs related to the merger that are presented as “Merger related expenses” in the Condensed Consolidated Statements of Operations and were recorded in the Other Operations and Headquarters business segment. Merger related expenses totaled $2.5 million pretax ($2.1 million after-tax, and $0.01 per diluted share) for the first quarter of 2007. These merger related costs include fees for a fairness opinion provided by a third party to the Company’s Board of Directors, as well as legal and other professional fees. Additional merger related costs are expected to be incurred in future periods, including financial advisor fees and expenses, financing fees, legal and accounting fees, as well as proxy solicitation and other costs.

After the merger, if completed, ServiceMaster common stock will cease to be traded on the New York Stock Exchange.

On April 17, 2007, the Company was notified by the Federal Trade Commission of early termination of the 30-day waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in conjunction with the transaction.

Note 4:   The 2007 first quarter results include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis is targeted to be completed by November 2007. As previously disclosed, the Company expects to incur incremental costs in connection with the corporate headquarters consolidation plan in the range of $30 to $35 million through the end of 2007. Almost all such costs will be cash expenditures. In accordance with U.S. GAAP, these costs are being expensed throughout the transition period. In the first quarter of 2007, the Company recognized pretax charges of approximately $7.1 million, ($4.4 million, after-tax and $0.02 per diluted share). These pretax charges consisted of $6.1 million of employee retention and severance and $1.0 million of recruiting and related costs. Separation agreements with certain officers provide that if a merger is completed prior to the employee’s agreed upon termination date and other contractual provisions are met; the officers will be deemed to have terminated their employment for good reason for purposes of their change in control severance agreements and will receive, in lieu of the employees’ retention and severance payments under the employees’ separation agreements, the payments and benefits provided in the change in control severance agreements. No costs related to the headquarters consolidation were incurred in the first quarter of 2006.

The 2006 first quarter results include a $3.6 million, pretax charge ($2.2 million, after-tax and $0.01 per diluted share) related to Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas. All the restructuring costs associated with Project Accelerate were recognized entirely in 2006.

The pretax charges related to the headquarters consolidation as well as Project Accelerate are reported in the “Restructuring charges” line in the Condensed Consolidated Statements of Operations and are recorded in the Other Operations and Headquarters business segment.

Note 5:  The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end. Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon monthly contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (the proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenues from the Company’s commercial disaster response and reconstruction projects are recognized using the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Revenues from trade name licensing arrangements are recognized when earned. The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchised revenue (which in the aggregate represents approximately four percent of consolidated revenue) consists principally of monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of franchises. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Due to the seasonality of the TruGreen and Terminix operations, total profits from the franchised operations comprised 22 percent and 21 percent of the consolidated operating income, before headquarters overheads, restructuring charges and merger related expenses, for the three months ended March 31, 2007 and 2006 respectively, a much higher percentage than is expected for subsequent quarters and the year as a whole. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s consolidated financial statements for all periods.

The Company had $505 million and $442 million of deferred revenue at March 31, 2007 and December 31, 2006, respectively, which consist primarily of payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs are incurred, such as when the services are performed or claims are incurred.

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

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from the actual results. Disclosures in the 2006 Annual Report presented the significant areas that require the use of management’s estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; work-in-process balances related to commercial disaster response and reconstruction projects; useful lives for depreciation and amortization expense; and the valuation of tangible and intangible assets. In 2007, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

The receivable balance at March 31, 2007 includes approximately $61 million of InStar receivables (including approximately $19 million of work-in-process that has not yet been billed). InStar’s receivables include hurricane disaster recovery work performed in New Orleans, southern Florida and other hurricane-affected areas. The Company has accounts receivable from customers that were insured by a family of insurance companies in Florida that are insolvent, and whose claims are now being administered by the Florida Insurance Guaranty Association (“FIGA”). The aggregate receivable balance due from FIGA insured customers, net of related reserves, totaled approximately $8 million at March 31, 2007, and represents the Company’s best estimate of the amounts that will ultimately be collected. The Company expects that collection of certain of InStar’s receivables, potentially including certain of those administered by FIGA, will be significantly delayed and require or involve litigation. While InStar has a history of recovering amounts related to its disaster recovery projects, the current circumstances increase the uncertainties in estimating the amounts recoverable on certain projects. In light of these circumstances and uncertainties, the Company has been performing an internal review of outstanding balances and related billing and collection procedures. The allowance for doubtful accounts at March 31, 2007 included approximately $9 million related to InStar’s accounts receivable. Such allowance incorporates the results of this review to date, and reflects management’s best estimate of the amounts that will not be collected. If the estimated amounts recoverable on the projects change from the amounts currently recorded, these differences will be recognized as income or loss when the change in estimate is made. Such changes, if any, would not currently be expected to be material to the Company’s consolidated financial statements.

Note 6:   The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company has both self-insured retention limits and insured layers of excess insurance coverage above such self-insured retention limits. The Company is required to pay all claims that fall below the retention limits. As of March 31, 2007 and 2006, the Company had total accrued self-insured claims of $162 million and $167 million, respectively. During the three months ended March 31, the Company recorded provisions for claims totaling $12 million in 2007 and $13 million in 2006, and the Company paid claims totaling $16 million in 2007 and $19 million in 2006. The Company uses historical claims experience and an independent, national actuarial firm to establish both the current year accrual and the underlying provision for future losses. The actuarially determined provision and related accrual include consideration of both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

Accruals for warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

Note 7:  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Such circumstances could include actual earnings being significantly below management’s estimates. The Company’s annual assessment date is October 1.

During the first quarter of 2007, the Company completed the purchase price allocation for the acquisition of InStar, and goodwill related to this acquisition increased by approximately $1.1 million, primarily based upon the receipt of additional information regarding the fair values of certain pre-acquisition contingencies. The remaining increase in goodwill and intangible assets primarily relates to tuck-in acquisitions completed throughout the first three months by Terminix and TruGreen LawnCare.

The table below summarizes the goodwill and intangible asset activity and balances:

(In thousands)	As of December 31, 2006	Additions	Amorti- zation	As of March 31, 2007

Non-amortizable Assets:
Goodwill	$1,648,258	$14,526	$—	$1,662,784
Trade names & other	215,493	—	—	215,493

Amortizable Assets:
Other intangible assets	80,098	2,668	—	82,766
Accumulated amortization(1)	(46,374)	—	(2,831)	(49,205)

Net other intangibles	33,724	2,668	(2,831)	33,561

Total	$1,897,475	$17,194	$(2,831)	$1,911,838

(1)  For the existing intangible assets, the Company anticipates amortization expense of $11 million in 2007, declining ratably to approximately $2 million of amortization expense in 2011.

The table below presents, by segment, the goodwill that is not subject to amortization:

(In thousands)	As of March 31, 2007	As of December 31, 2006

TruGreen LawnCare	$747,260	$740,249
Terminix	712,112	705,870
American Home Shield	84,358	86,918
Other Operations & Headquarters	119,054	115,221

Total	$1,662,784	$1,648,258

Note 8: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options and stock appreciation rights (SARS) whose market price is in excess of the grant price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations. In computing diluted earnings per share, the after-tax interest expense related to convertible securities is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the securities. Shares potentially issuable under convertible securities have not been considered outstanding for the three months ended March 31, 2007 and 2006, as their inclusion results in a less dilutive computation. Had the inclusion of convertible securities not resulted in a less dilutive computation for the three months ended March 31, 2007 and 2006, incremental shares attributable to the assumed conversion of the debentures would have increased shares outstanding by 8.0 million shares for both periods and the after-tax interest expense related to the convertible debentures that would have been added to net income in the numerator would have been $1.2 million for both periods.

The following table reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.

(In thousands, except per share data)	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006

Continuing Operations:	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per share	$8,628	291,110	$0.03	$12,211	291,549	$0.04
Effect of dilutive securities, net of tax:
Options & SARS		2,498			4,645

Diluted earnings per share	$8,628	293,608	$0.03	$12,211	296,194	$0.04

Note 9:   The Company maintains a shareholder approved incentive plan that allows for the issuance of equity-based compensation awards, including stock options, stock appreciation rights, share grants, restricted stock awards and restricted stock unit awards. For purposes of this Note 9, the Company’s stock options and stock appreciation rights are collectively called “option(s)”.

Total pretax option expense for the three months ended March 31, 2007 and 2006 was approximately $.8 million and $1.6 million, respectively. Income tax benefits recognized for these awards for the three months ended March 31, 2007 and 2006 were approximately $.3 million and $.6 million, respectively. Total pretax share grant and restricted stock expense for the three months ended March 31, 2007 and 2006 was approximately $.8 million and $1.3 million, respectively. Income tax benefits recognized for these awards for the three months ended March 31, 2007 and 2006 were approximately $.3 million and $.5 million, respectively. The Company did not issue stock options, stock appreciation rights, share grants, restricted stock awards or restricted stock unit awards during the three months ended March 31, 2007.

Note 10:   In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 is presented in the following table:

(in thousands) Cash paid for or (received from):	2007	2006

Interest expense	$25,444	$24,686
Interest and investment income	(8,981)	(8,919)
Income taxes, net of refunds	15,900	11,999	(1)

(1) Income tax payments for the three months ended March 31, 2006 include payments of $5 million relating to the resolution of the 2003 and 2004 audits.

Cash received from interest and investment income primarily reflects investment income and gains realized on the investment portfolio at American Home Shield. The increase in cash paid for income taxes reflects an increase in final estimated tax payments for the previous calendar year.

Note 11:  Total comprehensive income (loss) was $10 million and ($12) million for the three months ended March 31, 2007 and 2006, respectively. Total comprehensive income primarily includes net income (loss), changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

Note 12:  The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen LawnCare and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third-party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the three months ended March 31, 2007 and 2006, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an alternative funding source. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will, at times, limit the amount available to the Company.

Note 13:   Total debt was $756 million at March 31, 2007, approximately $65 million more than the amount at December 31, 2006. This increase reflects normal seasonal working capital needs and funding for acquisitions. Approximately 60 percent of the Company’s debt matures beyond five years and 49 percent beyond fifteen years. The Company’s next public debt maturity of $49 million is in August 2007. The Company has both the intent and ability to pay this debt with other long-term financing, and it is classified as long-term debt in the Condensed Consolidated Statements of Financial Position.

Note 14:   The financial statement caption “discontinued operations” includes American Residential Services (ARS) and American Mechanical Services (AMS). The ARS/AMS operations provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair. In the first quarter of 2006, the Company recorded a ($25) million after-tax provision for expected losses on the disposition of certain ARS/AMS properties. In the third quarter of 2006, the Company completed the sales of ARS and AMS. As part of the ARS and AMS sale agreements, the Company continues to be obligated to third parties with respect to operating leases for which the Company has been released as being the primary obligor of certain real estate leased and operated by the buyers. The Company’s obligations under these agreements may be limited in terms of time and or amount, and in some cases, the Company may have recourse against the buyers for any potential future payments made by the Company. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

In addition, the Company has guarantees on certain bonds issued by the divested companies, primarily performance and license type bonds. The maximum payments the Company could be required to make if the buyers are unable to fulfill their obligations is approximately $23 million at March 31, 2007. Approximately 67 percent of the bonds expire during 2007, with the remaining bonds expiring primarily through 2008. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s business, financial condition or results of operations.

The operating results and financial position of discontinued operations are as follows:

	Three months ended March 31,

(In thousands, except per share data)	2007	2006

Operating revenue	$—	$178,198

Operating loss	$(126)	$(2,572)
Impairment charge	—	(42,000)

Pretax loss	(126)	(44,572)

Benefit for income taxes	(47)	(18,048)

Loss from discontinued operations	$(79)	$(26,524)

Per diluted share loss from discontinued operations	$—	$(0.09)

(In thousands)	As of March 31, 2007	As of December 31, 2006

Current assets	$1,448	$2,343

Total assets	$1,448	$2,343

Current liabilities	$7,289	$7,644
Long-term liabilities	7,356	7,541

Total liabilities	$14,645	$15,185

The following table summarizes the activity during the three months ended March 31, 2007 for the remaining liabilities from discontinued operations. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at December 31, 2006	Cash Payments or Other	Balance at March 31, 2007

Liabilities from ARS/AMS	$4,301	$637	$3,664
Liabilities from other discontinued operations	10,884	(97)	10,981

Total liabilities from discontinued operations	$15,185	$540	$14,645

Note 15: The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $.8 million increase in the liability for unrecognized tax benefits and a corresponding reduction to the January 1, 2007 balance of retained earnings. The Company has $22.5 million of tax items primarily reflected in state tax returns that have not been recognized for financial reporting (“unrecognized tax benefits”). If recognized, the effective income tax rate would be favorably impacted by $14 million, net of federal and state tax benefits.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months. Up to $7 million ($4 million, net of federal and state tax benefits) of the Company’s unrecognized tax benefits could be recognized within the next twelve months, primarily resulting from the expiration of filing statutes and generally pertaining to the classification of income on certain state tax returns.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the United States Internal Revenue Service (IRS) through 2005 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2001.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. As previously disclosed, the U.S. federal tax returns filed by the Company through the 2005 return have been reviewed by the IRS. The Company paid $5 million primarily in the first quarter of 2006 relating to the resolution of the 2003 and 2004 audits. In the fourth quarter of 2006, the IRS completed the audit of the Company’s tax return for 2005, with no adjustments or additional payments. The IRS commenced examinations of the Company’s U.S. federal income tax returns for 2006 and 2007 in the first quarter of 2006 and 2007, respectively, which are anticipated to be completed by the end of 2007 and 2008, respectively. At this time, the outcome of these audits is not known and no significant adjustments have been proposed by the IRS pertaining to these audit periods. Various state tax authorities are in the process of auditing state income tax returns of various subsidiaries. Several state audits are at the appeals level. If state authorities were to prevail with their assessments, the Company does not anticipate that these adjustments would have a material impact on the Company’s financial position or results of operations.

The Company’s policy is to recognize interest and penalties related to its tax positions within the tax provision. During the three months ended March 31, 2007, the Company recognized less than $100 thousand in interest expense through the tax provision. Upon adoption of FIN 48 on January 1, 2007, the Company had accrued for the payment of interest and penalties approximately $4.5 million ($2.6 million, net of federal and state tax benefits).

Note 16:  The business of the Company is conducted through five reportable operating segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield and Other Operations and Headquarters. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscape maintenance services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover heating, ventilation and air conditioning, plumbing and other home systems and appliances. The Other Operations and Headquarters segment includes InStar Services Group, a direct provider of commercial disaster response and reconstruction services as well as the franchised and Company-owned operations of ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids, which provide primarily residential disaster restoration, commercial cleaning, carpet and upholstery cleaning, home inspection services, furniture repair and maid services. The Other Operations and Headquarters segment also includes the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. Segment information is presented in the following table.

(In thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Operating Revenue:
TruGreen LawnCare	$132,672	$137,264
TruGreen LandCare	102,942	98,921
Terminix	262,172	253,539
American Home Shield	125,187	116,930
Other Operations and Headquarters	72,922	55,733

Total Operating Revenue	$695,895	$662,387

Operating Income (Loss)(1):
TruGreen LawnCare	$(11,593)	$(2,823)
TruGreen LandCare	66	(1,818)
Terminix	44,771	33,462
American Home Shield	7,021	9,133
Other Operations and Headquarters(a)	(17,550)	(11,694)

Total Operating Income(a)	$22,715	$26,260

(a) Total operating income and the operating (loss) of the Other Operations and Headquarters segment include restructuring charges of $7.1 million and $3.6 million for the three months ended March 31, 2007 and 2006, respectively. In addition, total operating income and the operating (loss) of the Other Operations and Headquarters segment for the three months ended March 31, 2007 include merger related expenses of $2.5 million.

(1)	Presented below is a reconciliation of segment operating income to income from continuing operations before income taxes.

(In thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Segment Operating Income	$22,715	$26,260
Non-operating expense (income):
Interest expense	14,283	14,430
Interest and investment income, net	(8,066)	(10,336)
Minority interest and other expense, net	2,049	2,049

Income from Continuing Operations before Income Taxes	$14,449	$20,117

The Other Operations and Headquarters segment includes the operations of InStar, ServiceMaster Clean and Merry Maids, as well as the Company’s headquarters function. InStar (acquired February 28, 2006) reported revenue of $22 million and $11 million for the three months ended March 31, 2007 and 2006, respectively and operating (loss)/income, net of acquisition related amortization costs, of ($2) million and $1 million for the three months ended March 31, 2007 and 2006, respectively. The ServiceMaster Clean and Merry Maids franchise operations reported combined revenue of $49 and $43 million for the three months ended March 31, 2007 and 2006 respectively and combined operating income of $13 million and $12 million for the three months ended March 31, 2007 and 2006, respectively.

(In thousands)	As of March 31, 2007	As of December 31, 2006

Identifiable Assets:
TruGreen LawnCare	$1,057,309	$932,584
TruGreen LandCare	105,923	93,575
Terminix	929,943	909,984
American Home Shield	575,285	593,293
Other Operations & Headquarters	536,063	585,684
Discontinued Operations	1,448	2,343

Total Identifiable Assets	$3,205,971	$3,117,463

(In thousands)	As of March 31, 2007	As of March 31, 2006

Capital Employed: (2)
TruGreen LawnCare	$887,674	$852,624
TruGreen LandCare	47,051	37,507
Terminix	713,750	653,884
American Home Shield	225,390	217,065
American Home Shield without Cash and marketable securities (2)	(85,222)	(69,858)
Other Operations & Headquarters	87,130	144,730
Discontinued Operations	(13,196)	64,765

Total Capital Employed	$1,947,799	$1,970,575

(2)
Capital employed is a non-GAAP measure that is defined as the segment’s total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company’s business segments. The calculation of capital employed for the American Home Shield segment includes approximately $311 million and $287 million of cash and marketable securities at March 31, 2007 and 2006, respectively. The investment income and realized gains/losses on these assets are reported below operating income in non-operating income/expense. In order to facilitate the comparison of return on invested capital for the American Home Shield segment, the Company has also presented capital employed for this segment excluding cash and marketable securities. The negative capital employed balances primarily result from deferred revenue and amounts payable to subcontractors. Presented below is a reconciliation of total segment capital employed to the most comparable GAAP measure.

(In thousands)	As of March 31, 2007	As of March 31, 2006

Total Assets	$3,205,971	$3,227,139
Less:
Current liabilities, excluding current portion of long-term debt	909,826	965,737
Long-term liabilities	348,346	290,827

Total Capital Employed	$1,947,799	$1,970,575

Note 17: In the ordinary course of conducting its business activities, the Company becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability actions and a small number of environmental proceedings. The Company does not expect any of these proceedings to have a material adverse effect on its Consolidated Financial Statements.

Class Action suits brought against the Company and CD&R

Following the announcement of the proposed acquisition of ServiceMaster by CD&R, five (5) complaints have been filed against ServiceMaster concerning the proposed merger: Kaiman v. Spainhour, et al. (filed in Chancery Court in Memphis, Tennessee) (“Kaiman”); Golombuski v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) (“Golombuski”); Sokol and Bowen v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) (“Sokol”); Palmer v. The ServiceMaster Co., et al. (filed in Cook County Circuit Court in Chicago, Illinois) (“Palmer”); and Smith v. The ServiceMaster Co., et al. (filed in Chancery Court for Newcastle County, Delaware) (“Smith”).

All of the complaints name ServiceMaster, its CEO and its Board of Directors as defendants. The Kaiman, Golombuski and Smith complaints additionally name CD&R as a defendant and the Smith complaint also names the investors in CDRSVM Topco, Inc., CDRSVM Topco, Inc. and CDRSVM Acquisition Co., Inc., the acquisition vehicle which is being merged with and into ServiceMaster at the effective time of the merger. All of the complaints allege breach of fiduciary duties and seek injunctive relief. The Kaiman complaint also contains a specific count seeking indemnification of costs. The Golombuski and Smith complaints also allege that CD&R aided and abetted the individual defendants’ breach of fiduciary duties, while the Kaiman complaint generally alleges that “defendants” breached their fiduciary duties or aided and abetted a breach of fiduciary duty. The Smith complaint also alleges that there are material omissions in the preliminary proxy statement relating to the proposed acquisition that the Company filed with the SEC on April 16, 2007.

ServiceMaster has been served in each of the actions. ServiceMaster has secured an extension of time to answer or otherwise plead in the Kaiman, Golombuski and Sokol cases, and expects that these cases will be consolidated. ServiceMaster has moved to dismiss the Palmer action on the grounds of the three prior filed Tennessee actions. ServiceMaster’s response with respect to the Smith action is due no later than May 23, 2007; however, the plaintiff in the Smith case has scheduled a motion for expedited discovery to be held on May 14, 2007 and requested the scheduling of a preliminary injunction hearing prior to the special meeting of stockholders scheduled to be held June 28, 2007 for the purpose of voting on approval of the merger agreement. These matters are at early stages and it is not yet possible for the Company to determine their ultimate outcomes or ranges of potential losses, if any.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER AGREEMENT

On March 19, 2007, ServiceMaster (or the “Company”) announced the execution of a definitive merger agreement to be acquired in a transaction with CDRSVM Topco, Inc., a corporation formed by a fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). The merger agreement contains customary restrictions on the operations of the Company prior to the consummation of the transaction, including restrictions related to the incurrence of debt and capital expenditures. On April 17, 2007, the Company was notified by the Federal Trade Commission of early termination of the 30-day waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the transaction. The transaction is subject to receipt of shareholder approval, and approval of the California Department of Insurance and Florida Department of Insurance Regulation, as well as satisfaction or waiver of other closing conditions. The Company has announced that it will hold a special meeting of shareholders on June 28, 2007 to consider and vote on a proposal to approve the merger agreement. The preliminary proxy statement describing the proposed merger and related information was filed with the Securities and Exchange Commission on April 16, 2007. The Company expects the final proxy statement to be mailed to shareholders on or about May 24, 2007.

If the merger is completed, ServiceMaster’s shareholders will receive $15.625 in cash for each outstanding share of common stock of the Company. The Company estimates the total amount of funds necessary to complete the merger and the related transactions to be approximately $5.2 billion, which includes approximately $4.8 billion to be paid out to the Company’s stockholders and holders of other equity-based interests in the Company and the remainder to be applied to pay related fees and expenses in connection with the merger, the financing arrangements and the related transactions. These payments are expected to be funded by a combination of equity contributions and debt financing, as well as the Company’s available cash. The estimate of the total funds necessary to complete the merger and related transactions also includes amounts necessary to repay borrowings under ServiceMaster’s existing credit facilities as well as certain public debt obligations that mature in 2007 and 2009. The estimated debt to be repaid does not include the public debt with longer maturities, or certain capital leases, deferred payments and other obligations. The parties to the merger agreement have received equity commitment letters from equity sponsors totaling approximately $1.4 billion and debt commitment letters from debt financing providers totaling approximately $4.5 billion. Under certain conditions resulting in the termination of the merger, each party to the merger may be required to pay the other party a termination fee of $100 million. See the preliminary proxy statement filed with the Securities and Exchange Commission for additional details related to the estimate of the total funds necessary to complete the merger, the financing of the merger and the effects of terminating the merger agreement.

RESULTS OF OPERATIONS

FIRST QUARTER 2007 COMPARED TO 2006

The Company reported first quarter 2007 revenue of $696 million, a five percent increase compared to 2006. Approximately four percent of the increase in revenue resulted from acquisitions. Total diluted earnings per share (i.e., from both continuing operations and discontinued operations) were $0.03 compared to a loss of ($0.05) in 2006. Diluted earnings per share from continuing operations were $0.03, compared with $0.04 in 2006. As more fully described below, the 2007 results include restructuring charges and merger related expenses totaling $0.02 per diluted share ($9.6 million pretax, $6.5 million after-tax), and the 2006 results include restructuring charges of $0.01 per diluted share ($3.6 million pretax, $2.2 million after-tax). Operating income for the first quarter was $23 million compared to $26 million in the prior year. The current year results included $6 million more of restructuring charges and merger related costs. The change in operating income also reflects profit growth at Terminix and lower headquarters support costs, offset in part by lower profits at TruGreen LawnCare resulting from a weather-impacted later start to lawn applications this year and lower profits at InStar.

In the first quarter of 2007, the Company recognized approximately $7.1 million of restructuring charges. These charges relate primarily to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and closing of its headquarters in Downers Grove, Illinois. The transition to Memphis is targeted to be completed by November 2007. During the first quarter of 2007, the Company also incurred merger related expenses totaling $2.5 million. These merger related costs include fees for a fairness opinion provided by a third-party to the Company’s Board of Directors, as well as legal and other professional fees. The 2006 first quarter results include a $3.6 million restructuring charge related to Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas. All the restructuring costs associated with Project Accelerate were recognized entirely in 2006.

Cost of services rendered and products sold increased six percent in the first quarter. As a percentage of revenue, these costs increased to 66.0 percent in 2007 from 65.6 percent in 2006, due in part to increased contract costs per claim at American Home Shield and increased health benefit and fuel costs throughout the enterprise. Selling and administrative expenses increased three percent in the first quarter. As a percentage of revenue, these costs decreased to 29.0 percent in 2007 from 29.6 percent in 2006, primarily reflecting reduced sales and marketing costs at Terminix.

Net non-operating expenses increased approximately $2.1 million in the first quarter, reflecting a lower level of investment gains on the American Home Shield investment portfolio as well as less investment income related to an employee deferred compensation trust (for which there is a corresponding and offsetting decrease in compensation expense within operating income).

Key Performance Indicators

The table below presents selected metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators As of March 31,
	2007	2006

TruGreen LawnCare -
Growth in Full Program Contracts	1%	-4%
Customer Retention Rate	66.8%	63.0%

Terminix -
Growth in Pest Control Customers	8%	3%
Pest Control Customer Retention Rate	78.7%	76.9%

Growth in Termite Customers	0%	0%
Termite Customer Retention Rate	87.5%	87.2%

American Home Shield -
Growth in Warranty Contracts	4%	4%
Customer Retention Rate	58.7%	57.7%
19

Segment Reviews for the First Quarter 2007 Compared to 2006

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

The TruGreen LawnCare segment, which provides lawn care services to residential and commercial customers, reported revenues of $133 million compared to $137 million in 2006. The segment reported a seasonal first quarter operating loss of ($12) million compared to an operating loss of ($3) million in 2006. The revenue and operating income comparisons to last year are adversely impacted by less favorable weather conditions experienced this year. Last year’s first quarter benefited from the favorable effects of an earlier spring, which resulted in increased lawn applications. In contrast, late first quarter snowfall this year in the Midwest and Northeast portions of the country delayed completion of lawn applications. During the first quarter, the lawn care operations experienced favorable trending in the key fundamental metrics of customer counts, retention and pricing. Customer counts at March 31 were one percent higher than prior year levels and improved from a one percent decline that existed at the beginning of the year. The growth in customer counts primarily reflected the improved customer retention. The rolling twelve-month retention rate improved 380 basis points over the period as a result of improvements in overall quality of service delivery, and enhanced customer communication, specifically the Lawn Quality Audit (LQA) visits made during the second half of 2006. These improvements fueled continued increases in customer retention during the first quarter this year. The improvement is also impacted, in part, by the earlier start to production last year, since the Company historically experiences an increase in cancellations following the first round of program applications. New sales declined three percent, primarily reflecting continued declines in telemarketing sales, mostly offset by gains in the direct mail sales channel. During the first quarter, the Company realized an improvement in average prices of two to three percent. For the full year, the Company expects improved price realization to help offset higher fertilizer costs. Capital employed in the TruGreen LawnCare segment increased four percent, primarily reflecting the impact of tuck-in acquisitions.

 The TruGreen LandCare segment, which provides landscape maintenance services primarily to commercial customers, reported a four percent increase in first quarter revenue to $103 million, compared to $99 million in 2006, and operating income of $0.1 million compared to an operating loss of ($1.8) million in 2006. Base contract maintenance revenue grew two percent, supported by improved customer retention. Enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching, etc.) decreased eight percent in the first quarter, as the volume of enhancement work was adversely impacted by snow storms late in the quarter in the Midwest and Northeast. The Company’s snow removal business accounts for only about four percent of the full year revenue, but a larger percentage of first quarter totals. In the first quarter, snow removal revenue increased $6 million over prior year levels. The improvement in segment operating profitability primarily reflects the increase in high margin snow removal work, offset in part by increased sales labor resulting from investments made to increase the size, caliber and training of the sales team, as well as increased legal costs. Capital employed in the TruGreen LandCare segment totaled $47 million, approximately $10 million more than the prior year, reflecting the timing of snow related receivables.

The Terminix segment, which includes termite and pest control services, reported a three percent increase in first quarter revenue to $262 million, compared to $254 million in 2006. Operating income increased 34 percent to $45 million, compared to $33 million in 2006. Terminix’s overall revenue growth for the first quarter reflected double-digit growth in pest control services and an increase in termite contract renewals, offset in part by a double-digit decrease in revenue from initial termite treatments. Revenue from pest control services, which represent approximately one-half of the annual revenues of the Terminix segment, increased 11 percent in the first quarter, reflecting the impact of acquisitions and a strong improvement in retention, which more than offset a decline in unit sales in the quarter. Revenue from termite contract renewals grew three percent in the first quarter, supported by improved retention. Revenue from termite completions declined 14 percent, as termite swarm activity was negatively impacted by cooler than normal weather conditions. Also impacting the decrease in revenue were the favorable effects realized last year related to one-time fees for converting existing bait customers to liquid treatments, as well as the residual effects of the prior year shift in mix from the bait product to liquid treatments. First quarter operating income increased $11 million primarily reflecting managed delays in seasonal staffing of sales and technician labor, lower termite materials costs and the favorable leveraging of overhead costs. Capital employed in the Terminix segment increased nine percent, reflecting the impact of tuck-in acquisitions.

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported a seven percent increase in revenue to $125 million from $117 million in 2006 and operating income of $7 million in 2007 compared to $9 million in 2006. New contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased 13 percent in the first quarter. Contract sales from customer renewals, which represent approximately 60 percent of total annual contracts written, increased 14 percent, supported by a larger base of renewable customers and continued improvements in retention. Sales in the real estate channel, which represents approximately 25 percent of total annual contracts written, increased 12 percent and included the beneficial impact of the Realogy agreement signed during the third quarter of 2006. Excluding the impact of sales from the Realogy agreement, real estate unit sales declined, as home listings and closings were impacted by continued softness in the home resale market. The direct-to-consumer channel, which represents approximately 15 percent of total annual contracts written, experienced an eight percent increase in sales supported by incremental direct mail programs in the fourth quarter of 2006. The decline in operating income reflects an increased incidence of service claims this year, as last year benefited from relatively mild weather, higher average costs per claim due to inflationary pressures, and a planned $2 million investment in license and marketing fees related to the new Realogy agreement. Capital employed in the American Home Shield segment increased four percent, primarily reflecting a higher level of marketable securities due to growth in the business. Capital employed at American Home Shield, which totaled $225 million and $217 million at March 31, 2007 and March 31, 2006, respectively, includes $311 million and $287 million of cash, short-term and long-term marketable securities at those dates. The investment income and realized gains/losses on these assets are reported as non-operating income/expense.

The Other Operations and Headquarters segment includes the operations of ServiceMaster Clean, InStar and Merry Maids as well as the Company’s headquarters functions. Revenue in this segment increased to $73 million from $56 million in 2006. Revenue from InStar (which was acquired on February 28, 2006) was $22 million compared to $11 million in the prior year. InStar reported an operating loss of ($2.4) million, net of acquisition-related amortization costs, compared to operating income, net of acquisition-related amortization costs of $1.1 million in 2006. InStar’s results were negatively impacted by a substantially lower volume of hurricane-related work, as well as increased reserves for certain receivables associated with prior year hurricanes. The combined franchise operations of ServiceMaster Clean and Merry Maids reported a 14 percent increase in first quarter revenue reflecting a strong increase in product sales as well as the impact of acquisitions at Merry Maids. The Other Operations and Headquarters segment operating loss for the quarter was ($18) million compared with ($12) million in 2006. Included in the first quarter 2007 operating loss are restructuring charges of $7.1 million and merger related expenses of $2.5 million. The 2006 results include restructuring charges of $3.6 million. The increase in the segment’s operating loss for the quarter reflects the increase in the aforementioned restructuring charges and merger related expenses, a decrease in the operating results at InStar, offset in part by lower overhead support costs as well as increased profits from the combined franchise operations. Capital employed in this segment decreased, primarily reflecting the realization of the annual tax benefit associated with the amortization of tax intangible assets that will continue through 2012.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash used for operating activities from continuing operations in the quarter was $37 million, compared to $38 million used for operating activities in the prior year. Included in the 2006 amount was a $5 million tax payment related to the IRS agreement. Excluding this IRS payment, cash used for operating activities from continuing operations increased by $4 million resulting from an increase in final estimated tax payments relating to the prior year, offset in part by lower working capital requirements, primarily due to the timing of customer prepayments at TruGreen LawnCare.

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

The Company receives a significant annual cash tax benefit due to a large base of intangible assets which exist for income tax reporting purposes, but not for financial reporting purposes. A significant portion of these assets arose in connection with the Company’s 1997 conversion from a limited partnership to a corporation. The amortization of the tax basis will result in approximately $50 to $55 million of average annual cash tax benefits through 2012, for which no corresponding income statement benefit is recognized. Subsequent to 2012, the benefit from the step-up in tax basis that resulted from the reincorporation will be fully amortized.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. As previously disclosed, the U.S. federal tax returns filed by the Company through the 2005 return have been reviewed by the IRS. The Company paid $5 million primarily in the first quarter of 2006 relating to the resolution of the 2003 and 2004 audits. In the fourth quarter of 2006, the IRS completed the audit of the Company’s tax return for 2005, with no adjustments or additional payments. The IRS commenced examinations of the Company’s U.S. federal income tax returns for 2006 and 2007 in the first quarter of 2006 and 2007, respectively, which are anticipated to be completed by the end of 2007 and 2008, respectively. At this time, the outcome of these audits is not known and no significant adjustments have been proposed by the IRS pertaining to these audit periods.

Cash Flows from Investing Activities from Continuing Operations

Capital expenditures increased over the prior year and included recurring capital needs and information technology projects. The Company anticipates approximately $50 million of capital expenditures in 2007, reflecting the continuation of investments in information systems and productivity enhancing operating systems. The Company has no material capital commitments at this time.

Acquisitions for the three months ended March 31, 2007 totaled $17 million, compared with $104 million in 2006. This decrease reflects the 2006 acquisition of InStar, a leading direct provider of commercial disaster response and reconstruction services, for approximately $85 million of cash. Consideration paid for tuck-in acquisitions consisted of cash payments, seller financed notes and Company stock. The Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen LawnCare.

Cash Flows from Financing Activities from Continuing Operations

Cash dividends paid to shareholders totaled $35 million or $.12 per share for the three months ended March 31, 2007. In April 2007, the Company announced the declaration of a cash dividend of $.12 per share, payable on May 31, 2007 to shareholders of record on May 8, 2007. This represents a nine percent increase from the $.11 per share paid in the second quarter of the prior year. As previously discussed, the Company has entered into a definitive merger agreement to be acquired by CDRSVM Topco, Inc., a corporation formed by a fund managed by CD&R. The Company expects to continue its existing dividend policy until the merger closes.

There were no share repurchases for the three months ended March 31, 2007. The Company does not intend to repurchase any of its shares due to the pending merger agreement.

Liquidity

Cash and short and long-term marketable securities totaled approximately $410 million at March 31, 2007, compared with approximately $421 million at December 31, 2006. Approximately $406 million of the cash and short and long-term marketable securities balance is associated with regulatory requirements at American Home Shield and for other purposes. Based on the Company’s normal annual dividends and other payments from regulated American Home Shield subsidiaries, recent changes in regulations in certain states, and a reevaluation of the level of required reserves in other states, the Company currently estimates that approximately 25 percent to 35 percent of the balance at March 31, 2007 could be liquidated during 2007 and used to reduce debt or to fund other liquidity needs. Total debt at March 31, 2007 was $756 million, approximately $65 million more than the amount at December 31, 2006 reflecting the funding for normal seasonal working capital needs and acquisitions.

Approximately 60 percent of the Company’s debt matures beyond five years and 49 percent beyond fifteen years. The Company’s 6.95% notes, with an outstanding principal balance of $49.2 million, mature on August 15, 2007. The Company currently has both the intent and ability to pay this debt with other long-term financing.

Management believes that funds generated from operating activities and other existing resources will continue to be adequate to satisfy ongoing working capital needs of the Company. If the proposed sale of the Company is consummated, the Company will incur substantial additional debt. The Company maintains a revolving credit facility of $500 million. As of March 31, 2007, the Company had $50 million of borrowings outstanding under this facility and had issued approximately $136 million of letters of credit, resulting in unused revolving credit commitments of approximately $314 million. The Company also has $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. In addition, the Company has an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. The agreement is a 364-day facility that is renewable at the option of the purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. During the three month period ended March 31, 2007, there were no receivables sold to third parties under this agreement.

There have been no material changes in the Company’s financing agreements since December 31, 2006. As described in the Company’s 2006 Annual Report, the Company is party to a number of debt agreements that require it to maintain certain financial and other covenants, including limitations on indebtedness and an interest coverage ratio. In addition, under certain circumstances, the agreements may limit the Company’s ability to pay dividends and repurchase shares of common stock. These limitations are not expected to be a factor in the Company’s dividend and share repurchase plans in the near future. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At March 31, 2007, the Company was in compliance with the covenants related to these debt agreements and, based on its operating outlook for the remainder of 2007, expects to be able to maintain compliance in the future. The closing of the proposed merger would result in an event of default under several of the Company’s debt agreements and the debt related to such agreements is expected to be repaid at the closing of the merger. The Company does not have any debt agreements that contain put rights or provide for an acceleration of maturity as a result of a change in credit rating.

The Company maintains operating lease facilities with banks totaling $68 million which provide for the acquisition and development of branch properties to be leased by the Company. At March 31, 2007, there was approximately $68 million funded under these facilities. Approximately $15 million of these leases have been included on the balance sheet as assets with related debt as of March 31, 2007 and December 31, 2006. The remaining funded balances are treated as operating leases. Approximately $15 million of the available facility expires in January 2008 and the remaining $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At March 31, 2007, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.6 million) in the Condensed Consolidated Statements of Financial Position.

The majority of the Company’s fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At March 31, 2007, there was approximately $220 million of residual value relating to the Company’s fleet and equipment leases. The fair value guarantee of the assets under the leases is expected to fully mitigate the Company’s obligations under the agreements. At March 31, 2007, the Company has recorded the estimated fair value of this guarantee (approximately $1.2 million) in the Condensed Consolidated Statements of Financial Position.

The Company’s 2006 Annual Report included disclosure of the Company’s contractual obligations and commitments as of December 31, 2006. The Company continues to make the contractually required payments and therefore, the 2007 obligations and commitments as listed in the December 31, 2006 Annual Report have been reduced by the required payments. There were no other significant additions during the three months ended March 31, 2007.

Financial Position

Receivables increased from year-end levels, due in part to the timing of snow-related receivables at TruGreen LandCare. The receivable balance at March 31, 2007 includes approximately $61 million of InStar receivables (including approximately $19 million of work-in-process that has not yet been billed). InStar’s receivables include hurricane disaster recovery work performed in New Orleans, southern Florida and other hurricane-affected areas. The Company has accounts receivable from customers that were insured by a family of insurance companies in Florida that are insolvent, and whose claims are now being administered by the Florida Insurance Guaranty Association (“FIGA”). The aggregate receivable balance due from FIGA insured customers, net of related reserves, totaled approximately $8 million at March 31, 2007, and represents the Company’s best estimate of the amounts that will ultimately be collected. The Company expects that collection of certain of InStar’s receivables, potentially including certain of those administered by FIGA, will be significantly delayed and require or involve litigation. While InStar has a history of recovering amounts related to its disaster recovery projects, the current circumstances increase the uncertainties in estimating the amounts recoverable on certain projects. In light of these circumstances and uncertainties, the Company has been performing an internal review of outstanding balances and related billing and collection procedures. The allowance for doubtful accounts at March 31, 2007 included approximately $9 million related to InStar’s accounts receivable. Such allowance incorporates the results of this review to date, and reflects management’s best estimate of the amounts that will not be collected. If the estimated amounts recoverable on the projects change from the amounts currently recorded, these differences will be recognized as income or loss when the change in estimate is made. Such changes, if any, would not currently be expected to be material to the Company’s consolidated financial statements.

Inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Prepaid expenses and other assets increased from year-end primarily reflecting preseason advertising costs at TruGreen LawnCare as well as costs of annual repair and maintenance procedures that are performed primarily in the first quarter at TruGreen LawnCare. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end. Deferred customer acquisition costs increased, reflecting the seasonality in the lawn care operations. In the winter and spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. These direct and incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the calendar year-end. The Company capitalizes sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale, and are amortized over the life of the related contract.

Property and equipment was consistent with year-end levels. The Company does not have any material capital commitments at this time.

Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments recorded in the first quarter (pre-season) at TruGreen LawnCare. Accrued payroll and related expenses have decreased from year end levels, reflecting the payment during the first quarter of incentive compensation related to 2006 performance.

The Company currently has minority investors in Terminix. At any time, holders of the minority equity interests may convert the interests into eight million shares of ServiceMaster common stock. The ServiceMaster shares are included in the shares used for the calculation of diluted earnings per share whenever their inclusion has a dilutive impact. ServiceMaster has the right to require conversion of the interests into eight million shares of ServiceMaster common stock, provided that the closing price of ServiceMaster’s common stock has averaged at least $15 per share for 40 consecutive trading days prior to the exercise of the right. On May 3, 2007, ServiceMaster exercised this right so that, unless the holders of the interests convert the interests sooner, on June 4, 2007 the interests will be converted into eight million shares of ServiceMaster common stock.

Total shareholders’ equity was approximately $1.1 billion at March 31, 2007, consistent with the balance at December 31, 2006. Operating profits in the business and proceeds from employee share plans were offset by cash dividend payments in the first quarter.

Under federal tax rules, dividends are considered taxable only when paid out of current or accumulated earnings and profits as defined under federal tax laws. As a result of its December 1997 reincorporation, the Company only began generating corporate earnings and profits for tax purposes in 1998. Since 1998, earnings and profits for tax purposes have been reduced by dividend payments, amortization of intangible assets that exist for tax reporting purposes only, deductions relating to business closures, divestitures and restructuring charges, and the timing of certain other tax-related items. The Company currently expects that none of the 2007 dividend will be taxable as dividend income for federal income tax purposes. This differs from previous projections primarily due to anticipated transaction-related costs associated with the recently announced proposed merger with CDRSVM Topco, Inc. Any portion of the dividend that is not taxable as dividend income would be treated as a return of capital and would generally be applied to reduce the cost basis of outstanding shares. The 2007 estimate is subject to change, based on the outcome of future events.

DISCONTINUED OPERATIONS

The changes in the results of operations and financial position of discontinued operations primarily results from the divestitures in the third quarter of 2006 of the American Residential Services (ARS) and American Mechanical Services (AMS) businesses. Additionally, during the first quarter of 2006, the Company recorded a ($25) million after-tax impairment charge for expected losses on the disposition of certain ARS/AMS properties that were held pending sale at that time.

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

Forward-Looking Statements

The Company’s Form 10-Q filing contains or incorporates by reference statements concerning future results and other matters that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that these forward-looking statements, which look forward in time and include everything other than historical information, be subject to the safe harbors created by such legislation. The Company notes that these forward-looking statements involve risks and uncertainties that could affect its results of operations, financial condition or cash flows. Factors that could cause actual results to differ materially from those expressed or implied in a forward-looking statement include the following (among others): failure to obtain shareholder approval of the merger agreement or the failure to satisfy other closing conditions, including regulatory approvals, with respect to the proposed merger; failure of CDRSVM Topco, Inc. to obtain the necessary financing arrangements to pay the aggregate merger consideration; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; the failure of the proposed merger to close for any other reason; the amount of the costs, fees, expenses and charges relating to the merger and the actual terms of financings that will need to be obtained for the merger; the impact of substantial indebtedness that will need to be incurred to finance the consummation of the merger; the successful consolidation of headquarters in Memphis; weather conditions that affect the demand for the Company’s services; changes in the source and intensity of competition in the markets served by the Company; labor shortages or increases in wage rates; unexpected increases in operating costs, such as higher insurance premiums, self insurance and health care claim costs; higher fuel prices; changes in the types or mix of the Company’s service offerings or products; changes in the estimated recoverable amounts of receivables related to hurricane disaster recovery work; increased governmental regulation, including telemarketing and environmental restrictions; general economic conditions in the United States, especially as they may affect home sales or consumer spending levels; time, expenses and cash flows associated with integrating, selling, or winding down businesses; and other factors described from time to time in documents filed by the Company with the Securities and Exchange Commission.

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

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88 percent on the notional amount. The impact of these swap transactions was to convert $165 million of the Company’s debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR (9.4 percent average rate during the three months ended March 31, 2007).

The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is not material to its overall results of operations. On a gross basis, the Company’s adverse exposure to rising interest rates principally relates to interest payments on floating rate debt ($274 million at March 31, 2007, after considering the effect of interest rate swap agreements) and payments on operating leases that are tied to floating interest rates. These operating leases consist of approximately $53 million of funding outstanding under the Company’s real estate operating lease facilities as well as fleet and equipment operating leases (approximately $220 million in residual value). The Company’s exposure to interest expense based on floating rates is partially offset on a net basis by floating rate investment income earned on its cash and marketable securities balances. The Company estimates that on a net basis, each one percentage point change in interest rates would result in a change of less than $.01 in earnings per share on an annual basis.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company’s credit ratings. Following the announcement that the Company had entered into the merger agreement, the Company’s debt credit rating was reduced by two credit rating agencies. As a result, the annual rent payable under a lease agreement was increased by approximately $.6 million, pretax. Based on amounts outstanding at March 31, 2007, a one rating category reduction in the Company’s credit rating by another credit rating agency would further increase annual expense by approximately $1.0 million, pretax.

The following table summarizes information about the Company’s fixed rate debt as of December 31, 2006 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company’s fixed rate debt was approximately $448 million at December 31, 2006.

Expected Maturity Date

(In millions)	2007	2008	2009	2010	2011	There- after	Total

Fixed rate debt	$70	$13	$27	$11	$8	$356	$485
Avg. rate	6.5%	7.3%	7.2%	6.7%	6.8%	7.5%	7.3%

CONTROLS AND PROCEDURES

The Company’s Chairman and Chief Executive Officer, J. Patrick Spainhour, and the Company’s Vice Chairman and Chief Financial Officer, Ernest J. Mrozek, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.

The Company’s disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the Downers Grove, Illinois office of the Company. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Messrs. Spainhour and Mrozek have concluded that both the design and operation of the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Class Action suits brought against the Company and CD&R

Following the announcement of the proposed acquisition of ServiceMaster by CD&R, five (5) complaints have been filed against ServiceMaster concerning the proposed merger: Kaiman v. Spainhour, et al. (filed in Chancery Court in Memphis, Tennessee) (“Kaiman”); Golombuski v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) (“Golombuski”); Sokol and Bowen v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) (“Sokol”); Palmer v. The ServiceMaster Co., et al. (filed in Cook County Circuit Court in Chicago, Illinois) (“Palmer”); and Smith v. The ServiceMaster Co., et al. (filed in Chancery Court for Newcastle County, Delaware) (“Smith”).

All of the complaints name ServiceMaster, its CEO and its Board of Directors as defendants. The Kaiman, Golombuski and Smith complaints additionally name CD&R as a defendant and the Smith complaint also names the investors in CDRSVM Topco, Inc., CDRSVM Topco, Inc. and CDRSVM Acquisition Co., Inc., the acquisition vehicle which is being merged with and into ServiceMaster at the effective time of the merger. All of the complaints allege breach of fiduciary duties and seek injunctive relief. The Kaiman complaint also contains a specific count seeking indemnification of costs. The Golombuski and Smith complaints also allege that CD&R aided and abetted the individual defendants’ breach of fiduciary duties, while the Kaiman complaint generally alleges that “defendants” breached their fiduciary duties or aided and abetted a breach of fiduciary duty. The Smith complaint also alleges that there are material omissions in the preliminary proxy statement relating to the proposed acquisition that the Company filed with the SEC on April 16, 2007.

ServiceMaster has been served in each of the actions. ServiceMaster has secured an extension of time to answer or otherwise plead in the Kaiman, Golombuski and Sokol cases, and expects that these cases will be consolidated. ServiceMaster has moved to dismiss the Palmer action on the grounds of the three prior filed Tennessee actions. ServiceMaster’s response with respect to the Smith action is due no later than May 23, 2007; however, the plaintiff in the Smith case has scheduled a motion for expedited discovery to be held on May 14, 2007 and requested the scheduling of a preliminary injunction hearing prior to the special meeting of stockholders scheduled to be held June 28, 2007 for the purpose of voting on approval of the merger agreement.

Item 1A:  Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, and the factors presented in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2006, the following risk factors should also be considered in evaluating the Company.

•	failure to obtain stockholder approval of the merger agreement or the failure to satisfy other closing conditions, including regulatory approvals, with respect to the proposed merger;

•	failure of CDRSVM Topco, Inc. to obtain the necessary financing arrangements to pay the aggregate merger consideration;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement;

•	the failure of the proposed merger to close for any other reason;

•	the amount of the costs, fees, expenses and charges relating to the merger and the actual terms of financings that will need to be obtained for the merger; and

•	the impact of substantial indebtedness that will need to be incurred to finance the consummation of the merger.
29

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases:

In February 2006, the Board of Directors authorized $250 million for share repurchases. As presented in the following table, there were no share repurchases of the Company’s common stock for the three months ended March 31, 2007. The Company does not intend to repurchase any of its shares due to the pending merger agreement.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan

January 1, 2007 through January 31, 2007	—	$—	—	$179,000,000

February 1, 2007 through February 28, 2007	—	$—	—	$179,000,000

March 1, 2007 through March 31, 2007	—	$—	—	$179,000,000

Total	—	$—	—

Item 6: Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) or 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) or 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
30

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007

THE SERVICEMASTER COMPANY
(Registrant)

By: /s/ Ernest J. Mrozek

Ernest J. Mrozek
Vice Chairman and Chief Financial Officer
31