Form 10-Q
period 2007-06-30
SERVICEMASTER CO
filed 2007-08-10
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐   No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 1,000 shares of common stock on August 9, 2007.

PART I. FINANCIAL INFORMATION
THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating Revenue	$1,026,576	$1,024,624	$1,722,471	$1,687,011

Operating Costs and Expenses:
Cost of services rendered and products sold	603,425	611,862	1,062,416	1,046,532
Selling and administrative expenses	278,422	263,056	480,182	458,876
Amortization expense	2,875	3,325	5,706	5,410
Restructuring charges	8,260	6,286	15,318	9,838
Merger related expenses	2,794	—	5,334	—

Total operating costs and expenses	895,776	884,529	1,568,956	1,520,656

Operating Income	130,800	140,095	153,515	166,355

Non-operating Expense (Income):
Interest expense	13,896	16,093	28,179	30,523
Interest and investment income, net	(18,118)	(1,213)	(26,184)	(11,549)
Minority interest and other expense, net	1,472	2,074	3,521	4,123

Income from Continuing Operations before Income Taxes	133,550	123,141	147,999	143,258
Provision for income taxes	45,246	48,395	51,067	56,301

Income from Continuing Operations	88,304	74,746	96,932	86,957

Income (loss) from discontinued operations, net of income taxes	327	2,400	248	(24,124)

Net Income	$88,631	$77,146	$97,180	$62,833

Per Share:
Basic Earnings Per Share:
Income from continuing operations	$0.30	$0.26	$0.33	$0. 30

Income (loss) from discontinued operations	—	0.01	—	(0.08)

Basic earnings per share	$0.30	$0.27	$0.33	$0.22

Shares	294,872	290,748	293,001	291,146

Diluted Earnings Per Share:
Income from continuing operations	$0.29	$0.25	$0.33	$0.29

Income (loss) from discontinued operations	—	0.01	—	(0.08)

Diluted earnings per share	$0.29	$0.26	$0.33	$0.21

Shares	304,226	302,728	302,921	295,459

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Financial Position (Unaudited)
(In thousands, except per share data)

	As of June 30, 2007	As of December 31, 2006

Assets
Current Assets:
Cash and cash equivalents	$192,698	$123,675
Marketable securities	114,959	109,992
Receivables, less allowance of $30,489 and $26,759, respectively	457,402	407,409
Inventories	79,876	69,107
Prepaid expenses and other assets	58,705	25,868
Deferred customer acquisition costs	59,702	37,427
Deferred taxes	32,193	37,400
Assets of discontinued operations	301	2,343

Total Current Assets	995,836	813,221

Property and Equipment:
At cost	432,531	413,810
Less: accumulated depreciation	(255,143)	(236,602)

Net property and equipment	177,388	177,208

Other Assets:
Goodwill	1,674,953	1,648,258
Intangible assets, primarily trade names, net	249,335	249,217
Notes receivable	27,982	29,488
Long-term marketable securities	129,114	187,201
Other assets	11,055	12,870

Total Assets	$3,265,663	$3,117,463

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$134,471	$114,533
Accrued liabilities:
Payroll and related expenses	106,048	98,425
Self-insured claims and related expenses	96,027	89,398
Income taxes payable	29,408	33,726
Other	111,137	111,974
Deferred revenues	509,209	442,393
Liabilities of discontinued operations	5,010	7,644
Current portion of long-term debt	20,684	21,549

Total Current Liabilities	1,011,994	919,642

Long-Term Debt	634,264	668,873

Long-Term Liabilities:
Deferred taxes	190,440	168,000
Liabilities of discontinued operations	7,935	7,541
Other long-term obligations, primarily self-insured claims	164,154	164,549

Total Long-Term Liabilities	362,529	340,090

Minority Interest	—	100,000

Commitments and Contingencies

Shareholders’ Equity:
Common stock $0.01 par value, authorized 1,000,000 shares; issued 328,868 and 326,168 shares, respectively	3,289	3,262
Additional paid-in capital	1,229,222	1,172,206
Retained earnings	345,812	319,459
Accumulated other comprehensive income	12,007	10,118
Treasury stock	(333,454)	(416,187)

Total Shareholders’ Equity	1,256,876	1,088,858

Total Liabilities and Shareholders’ Equity	$3,265,663	$3,117,463

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006

Cash and Cash Equivalents at January 1	$123,675	$114,508

Cash Flows from Operating Activities from Continuing Operations:
Net Income	97,180	62,833
Adjustments to reconcile net income to net cash provided from operating activities:
(Income) loss from discontinued operations	(248)	24,124
Depreciation expense	25,219	22,608
Amortization expense	5,706	5,410
Option and restricted stock expense	3,058	5,482
Change in working capital, net of acquisitions:
Receivables	(53,380)	(81,772)
Inventories and other current assets	(64,935)	(67,558)
Accounts payable	17,995	25,762
Deferred revenues	64,991	48,998
Accrued liabilities	10,504	9,875
Change in tax accounts:
Current and deferred income taxes	34,087	43,962
Resolution of income tax audits	—	(5,036)
Other, net	3,633	1,642

Net Cash Provided from Operating Activities from Continuing Operations	143,810	96,330

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(24,577)	(26,267)
Sale of equipment and other assets	2,420	1,104
Business acquisitions, net of cash acquired	(25,217)	(100,023)
Notes receivable, financial investments and securities	49,340	(15,765)

Net Cash Provided from (Used for) Investing Activities from Continuing Operations	1,966	(140,951)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	415,411	698,108
Payments of debt	(458,404)	(561,106)
Purchase of ServiceMaster stock	—	(44,143)
Shareholders’ dividends	(70,077)	(64,075)
Proceeds from employee share plans	36,277	21,288

Net Cash Provided from (Used for) Financing Activities from Continuing Operations	(76,793)	50,072

Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	40	(349)
Cash provided from investing activities	—	359

Net Cash Provided from Discontinued Operations	40	10

Cash Increase During the Period	69,023	5,461

Cash and Cash Equivalents at June 30	$192,698	$119,969

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

Note 2: The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 (2006 Annual Report). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

Note 3: On March 18, 2007, ServiceMaster entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ServiceMaster Global Holdings, Inc. (formerly CDRSVM Topco, Inc.) (“Holdings”) and CDRSVM Acquisition Co., Inc., an indirect wholly owned subsidiary of Parent (“Acquisition Co.”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Co. would merge with and into ServiceMaster, with ServiceMaster as the surviving corporation of the merger (the “Merger”). Under the terms of the Merger Agreement, ServiceMaster’s shareholders would receive $15.625 in cash for each outstanding share of common stock of the Company. On June 28, 2007, the Company held a special meeting of its shareholders to consider and vote on a proposal to approve the Merger Agreement. Approximately 67 percent of the outstanding shares entitled to vote at the special meeting, representing approximately 99 percent of votes cast for this proposal, were voted in favor of the Merger Agreement.

On July 24, 2007 (the “Closing Date”), the Merger was completed and all of the outstanding common stock of ServiceMaster was acquired (the “Acquisition”) by Holdings. Upon the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CDR SVM Co-Investor L.P., CD&R Parallel Fund VII, L.P., BAS Capital Funding Corporation, Banc of America Capital Investors V, L.P., Citigroup Capital Partners II 2007 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holdings, L.P., CPE Co-Investment (ServiceMaster) LLC and J.P. Morgan Ventures Corporation, collectively, the “Equity Sponsors”.

Upon the consummation of the Merger, each issued and outstanding share of ServiceMaster common stock, other than shares held by the Company or Holdings or its subsidiaries and shares held by stockholders who validly perfected their appraisal rights under Delaware law, was converted into the right to receive $15.625 in cash (the “Merger Consideration”).

Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million unsecured senior interim loan facility, (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to make certain payments with respect to synthetic lease facilities, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility.

In connection with the Acquisition, the Merger and the related transactions (the “Transactions”), ServiceMaster refinanced certain of its existing indebtedness, including ServiceMaster’s $179.0 million, 7.875% notes due August 15, 2009 (the “2009 Notes”). On the Closing Date, the 2009 Notes were called for redemption on August 29, 2007. Additionally, the Company intends to utilize a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster’s $49.2 million, 6.95% notes due August 15, 2007 (the “2007 Notes”). ServiceMaster’s existing indebtedness that remains outstanding after the Transactions and the redemption of the 2009 Notes and repayment of the 2007 Notes includes the $79.5 million, 7.10% notes due March 1, 2018, $195.0 million, 7.45% notes due August 15, 2027, and $82.7 million, 7.25% notes due March 1, 2038 and certain capital leases and deferred payment obligations.

The Company incurred certain costs related to the Merger that are presented as “Merger related expenses” in the Condensed Consolidated Statements of Operations and were recorded in the Other Operations and Headquarters business segment. Merger related expenses totaled $2.8 million pretax ($2.8 million after-tax) for the second quarter of 2007 and $5.3 million pretax ($4.9 million after-tax) for the six months ended June 30, 2007. These Merger related costs include fees for a fairness opinion provided by a third party to the Company’s Board of Directors, as well as legal, proxy solicitation and other professional fees. Additional Merger related costs are expected to be incurred subsequent to June 30, 2007, including financial advisor fees and expenses, financing fees, legal and accounting fees, and other costs.

The Merger will be accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, which requires the cost of the Transactions to be allocated to the assets and liabilities of the Company based on fair value. Consequently, goodwill, other intangible assets, deferred revenue and other balances will change significantly from the June 30, 2007 balances as presented in the accompanying Condensed Consolidated Statements of Financial Position.

Note 4: The 2007 results include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis is targeted to be completed by November 2007. As previously disclosed, the Company expects to incur incremental costs, including employee retention, severance, recruiting and related costs, in connection with the corporate headquarters consolidation plan in the range of $30 to $35 million through the end of 2007. Almost all such costs will be cash expenditures. In accordance with U.S. GAAP, these costs are being expensed throughout the transition period. These charges totaled $8.3 million pretax ($5.1 million after-tax) for the three months ended June 30, 2007 and $15.3 million pretax ($9.5 million after-tax) for the six months ended June 30, 2007. No costs related to the headquarters consolidation were incurred in the first six months of 2006.

The Company has change in control severance agreements with certain of its officers. These agreements generally provide, among other things, for severance pay and other benefits to the officer if, within two years following a change in control of ServiceMaster, the officer’s employment is terminated by the Company other than for cause or is terminated by the officer for good reason. The completion of the Merger constitutes a change of control for purposes of these agreements. The financial results through June 30, 2007 include severance and retention costs for certain officers in the Company’s Downers Grove, Illinois office whose employment will be terminated due to the consolidation of the corporate headquarters into the Memphis, Tennessee operations support center. As a result of the Merger, the Company will record in July 2007 approximately $28 million of costs related to additional amounts due under the change in control severance agreements for these officers. These costs are incremental to the costs described above. The majority of these costs will be paid in the fourth quarter of 2007 and the first quarter of 2008.

The 2006 restructuring charges related to Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas. These charges totaled $6.3 million pretax ($3.8 million after-tax) for the three months ended June 30, 2006 and $9.8 million pretax ($6.0 million after-tax) for the six months ended June 30, 2006. All the restructuring costs associated with Project Accelerate were recognized in 2006.

The pretax charges related to the headquarters consolidation as well as Project Accelerate are reported in the “Restructuring charges” line in the Condensed Consolidated Statements of Operations and are recorded in the Other Operations and Headquarters business segment.

Note 5: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end, or since the first six months of 2006. Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon monthly contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (the proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenues from the Company’s commercial disaster response and reconstruction projects are recognized using the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Revenues from trade name licensing arrangements are recognized when earned. The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchised revenue (which in the aggregate represents approximately four percent of consolidated revenue) consists principally of monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of franchises. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Franchise fee profits comprised nine percent and eight percent of the consolidated operating income, before headquarters overhead, restructuring charges and merger related expenses, for the three months ended June 30, 2007 and 2006, respectively. Franchise fee profits comprised 12 percent and 11 percent of the consolidated operating income, before headquarters overhead, restructuring charges and merger related expenses, for the six months ended June 30, 2007 and 2006, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s consolidated financial statements for all periods.

The Company had $509 million and $442 million of deferred revenue at June 30, 2007 and December 31, 2006, respectively, which consists primarily of payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs are incurred, such as when the services are performed or claims are incurred.

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

The receivable balance at June 30, 2007 includes approximately $49 million of InStar receivables (including approximately $18 million of work-in-process that has not yet been billed). InStar’s receivables include hurricane disaster recovery work performed in New Orleans, southern Florida and other hurricane-affected areas in late 2005 and 2006. The Company has accounts receivable from customers that were insured by a family of insurance companies in Florida that are insolvent, and whose claims are now being administered by the Florida Insurance Guaranty Association (“FIGA”). The net receivable balance due from FIGA insured customers is not material to the Company’s consolidated financial statements. The Company expects that collection of certain of InStar’s receivables, potentially including certain of those administered by FIGA, will be significantly delayed and require or involve litigation. While InStar has a history of recovering amounts related to its disaster recovery projects, the current circumstances increase the uncertainties in estimating the amounts recoverable on certain projects. The consolidated allowance for doubtful accounts at June 30, 2007 included approximately $8 million related to InStar’s accounts receivable. Such allowance reflects management’s best estimate of the amounts that will not be collected. If the estimated amounts recoverable on the projects change from the amounts currently recorded, these differences will be recognized as income or loss when the change in estimate is made. Such changes, if any, would not currently be expected to be material to the Company’s consolidated financial statements.

Note 6: The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company has both self-insured retention limits and layers of excess insurance coverage above such self-insured retention limits that is insured by third parties. The Company is required to pay all claims that fall below the retention limits. As of June 30, 2007 and 2006, the Company had total accrued self-insured claims of $158 million and $166 million, respectively. During the six months ended June 30, the Company recorded provisions for claims totaling $24 million in 2007 and $28 million in 2006, and the Company paid claims totaling $32 million in 2007 and $35 million in 2006. The Company uses historical claims experience and an independent, national actuarial firm to establish both the current year accrual and the underlying provision for future losses. The actuarially determined provision and related accrual include consideration of both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

Note 7: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Such circumstances could include actual earnings being significantly below management’s estimates. The Company’s annual assessment date is October 1.

During the first quarter of 2007, the Company completed the purchase price allocation for the acquisition of InStar, and goodwill related to this acquisition increased by approximately $1.1 million, primarily based upon the receipt of additional information regarding the fair values of certain pre-acquisition contingencies. The remaining increase in goodwill and intangible assets primarily relates to tuck-in acquisitions completed by Terminix and TruGreen LawnCare throughout the first six months of 2007.

The table below summarizes the goodwill and intangible asset activity and balances:

(In thousands)	As of December 31, 2006	Additions	Amorti- zation	As of June 30, 2007

Non-amortizable Assets:
Goodwill	$1,648,258	$26,695	$—	$1,674,953
Trade names & other	215,493	—	—	215,493

Amortizable Assets:
Other intangible assets	80,098	5,824	—	85,922
Accumulated amortization(1)	(46,374)	—	(5,706)	(52,080)

Net other intangibles	33,724	5,824	(5,706)	33,842

Total	$1,897,475	$32,519	$(5,706)	$1,924,288

(1) For the existing intangible assets, the Company anticipates amortization expense of $11 million in 2007, declining ratably to approximately $3 million of amortization expense in 2011.

The table below presents goodwill balances by segment:

(In thousands)	As of June 30, 2007	As of December 31, 2006

TruGreen LawnCare	$754,261	$740,249
Terminix	715,947	705,870
American Home Shield	84,358	86,918
Other Operations & Headquarters	120,387	115,221

Total	$1,674,953	$1,648,258

As a result of the Merger completed on July 24, 2007, the Company will be assigning the Merger consideration to the tangible assets, intangible assets and goodwill of the Company based upon an independent valuation performed by a nationally recognized firm. Consequently, the goodwill and intangible asset balances in the above tables will change significantly.

Note 8: Prior to June 4, 2007, the Company had minority investors in Terminix. On June 4, 2007, these minority equity interests were converted into eight million shares of ServiceMaster common stock. As a result of this conversion, the minority interest balance in the Condensed Consolidated Statements of Financial Position was reduced to zero and eight million shares of ServiceMaster common stock were issued from treasury stock.

Note 9: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average common shares for the diluted earnings per share calculation includes the incremental effect related to outstanding options and stock appreciation rights (SARS) whose market price is in excess of the grant price. Shares potentially issuable under convertible securities have been considered outstanding for purposes of the diluted earnings per share calculations.

In computing diluted earnings per share, the after-tax interest expense related to convertible securities is added back to net income in the numerator, while the diluted shares in the denominator include the shares issuable upon conversion of the securities. On June 4, 2007, the Company converted into eight million shares of ServiceMaster common stock the minority equity interests of the minority investors in Terminix. For the 2007 information presented in the table below, the amounts on the “Convertible securities” line reflect the potential dilutive impact of the minority interest until the time of conversion, while the “Shares” amounts on the “Basic Earnings Per Share” line includes the weighted average impact from the time of conversion of the eight million ServiceMaster shares.

Shares potentially issuable under convertible securities have been considered outstanding for the three months and six months ended June 30, 2007 and the three months ended June 30, 2006. For the six months ended June 30, 2006, shares potentially issuable under convertible securities have not been considered outstanding as their inclusion results in a less dilutive computation. Had the inclusion of convertible securities not resulted in a less dilutive computation for the six months ended June 30, 2006, incremental shares attributable to the assumed conversion of the securities would have increased shares outstanding by 8.0 million shares and the after-tax interest expense related to the convertible securities that would have been added to net income in the numerator would have been $2.4 million.

The table below reconciles both the numerator and the denominator of the basic earnings per share from continuing operations computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation.

(In thousands, except per share data)	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006

Continuing Operations:	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per share	$88,304	294,872	$0.30	$74,746	290,748	$0.26
Effect of dilutive securities, net of tax:
Options & SARS		3,728			3,980
Convertible securities	873	5,626		1,214	8,000

Diluted earnings per share	$89,177	304,226	$0.29	$75,960	302,728	$0.25

(In thousands, except per share data)	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006

Continuing Operations:	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per share	$96,932	293,001	$0.33	$86,957	291,146	$0.30
Effect of dilutive securities, net of tax:
Options & SARS		3,113			4,313
Convertible securities	2,107	6,807		—	—

Diluted earnings per share	$99,039	302,921	$0.33	$86,957	295,459	$0.29

Note 10: As of June 30, 2007, the Company maintained a shareholder approved incentive plan that allows for the issuance of equity-based compensation awards, including stock options, stock appreciation rights, share grants, restricted stock awards and restricted stock unit awards. For purposes of this Note 10, the Company’s stock options and stock appreciation rights are collectively called “option(s)”.

Total pretax option expense for the three months ended June 30, 2007 and 2006 was approximately $0.8 million and $1.7 million, respectively, and the income tax benefits recognized for these awards were approximately $0.3 million and $0.7 million, respectively. For the six months ended June 30, 2007 and 2006, total pretax option expense was approximately $1.6 million and $3.3 million, respectively, and the income tax benefits recognized for these awards were approximately $0.6 million and $1.3 million, respectively. As of June 30, 2007, there was approximately $5.2 million of unrecognized compensation cost related to non-vested options. As a result of the Merger, all unrecognized compensation cost related to non-vested options will be recognized in July 2007.

Total pretax restricted stock compensation expense for the three months ended June 30, 2007 and 2006 was approximately $0.7 million and $0.8 million respectively, and the income tax benefits recognized for these awards was approximately $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2007 and 2006, total pretax restricted stock compensation expense was approximately $1.5 million and $2.1 million, respectively, and the income tax benefits recognized for these awards were approximately $0.6 million and $0.9 million, respectively. As of June 30, 2007, there was approximately $7.5 million of unrecognized compensation cost related to non-vested restricted stock awards. As a result of the Merger, all unrecognized compensation cost related to non-vested restricted stock awards will be recognized in July 2007.

The Company did not issue stock options, stock appreciation rights, share grants, restricted stock awards or restricted stock unit awards during the six months ended June 30, 2007.

Note 11: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 is presented in the following table:

(in thousands) Cash paid for or (received from):	2007	2006

Interest expense	$27,136	$28,300
Interest and investment income	(24,747)	(13,253)
Income taxes, net of refunds (1)	17,221	17,765

(1) Income tax payments for the six months ended June 30, 2006 include payments of $5 million relating to the resolution of the 2003 and 2004 audits.

Cash received from interest and investment income primarily reflects investment income and gains realized on the investment portfolio at American Home Shield.

Note 12: Total comprehensive income was $89 million and $76 million for the three months ended June 30, 2007 and 2006, respectively and $99 million and $64 million for the six months ended June 30, 2007 and 2006, respectively. Total comprehensive income primarily includes net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

Note 13: The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen LawnCare and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third-party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the six months ended June 30, 2007 and 2006, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an alternative funding source. The agreement is a 364-day facility that is renewable annually at the option of ServiceMaster Funding LLC, with a final termination date of July 17, 2012. The Company may sell up to $70 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will, at times, limit the amount available to the Company.

Note 14: Total debt was $655 million at June 30, 2007. The Company’s 2007 Notes mature on August 15, 2007. This $49.2 million of debt is classified as long-term debt in the Condensed Consolidated Statements of Financial Position because the Company intends to refinance the 2007 Notes on a long-term basis. The Company has the ability to consummate the refinancing, when considered necessary. As of June 30, 2007, the Company had the ability to consummate the refinancing by utilizing its existing revolving bank credit facility. Upon completion of the Merger, the Company intends to refinance the 2007 Notes on a long-term basis by utilizing a portion of the proceeds from the Term Facilities that were entered into as part of the Merger.

As described in Note 3, on the Closing Date of the Merger, the Company entered into several new loan and credit agreements. In addition, on the Closing Date, the Company’s 2009 Notes were called for redemption on August 29, 2007.

Note 15: The financial statement caption “discontinued operations” includes American Residential Services (ARS) and American Mechanical Services (AMS). The ARS/AMS operations provide heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair. In the first quarter of 2006, the Company recorded a $25 million after-tax provision for expected losses on the disposition of certain ARS/AMS properties. In the third quarter of 2006, the Company completed the sales of ARS and AMS. As part of the ARS and AMS sale agreements, the Company continues to be obligated to third parties with respect to operating leases for which the Company has been released as being the primary obligor of certain real estate leased and operated by the buyers. The Company’s obligations under these agreements may be limited in terms of time and or amount, and in some cases, the Company may have recourse against the buyers for any potential future payments made by the Company. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

In addition, the Company has guarantees on certain bonds issued by the divested companies, primarily performance and license type bonds. The maximum payments the Company could be required to make if the buyers are unable to fulfill their obligations is approximately $21 million at June 30, 2007. Approximately 60 percent of the bonds expire during 2007, with the remaining bonds expiring primarily through 2008. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s business, financial condition or results of operations.

The operating results and financial position of discontinued operations are as follows:

	Three months ended June 30,

(In thousands, except per share data)	2007	2006

Operating revenue	$—	$199,236

Operating income	$528	$3,961

Provision for income taxes	201	1,561

Income from discontinued operations	$327	$2,400

Per diluted share income from discontinued operations	$—	$0.01

	Six months ended June 30,

(In thousands, except per share data)	2007	2006

Operating revenue	$—	$377,434

Operating income	$402	$1,389
Impairment charge	—	(42,000)

Pretax income (loss)	402	(40,611)

Provision (benefit) for income taxes	154	(16,487)

Income (loss) from discontinued operations	$248	$(24,124)

Per diluted share income (loss) from discontinued operations	$—	$(0.08)

(In thousands)	As of June 30, 2007	As of December 31, 2006

Current assets	$301	$2,343

Total assets	$301	$2,343

Current liabilities	$5,010	$7,644
Long-term liabilities	7,935	7,541

Total liabilities	$12,945	$15,185

The following table summarizes the activity during the six months ended June 30, 2007 for the remaining liabilities from discontinued operations. The remaining obligations primarily relate to long-term self-

insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at December 31, 2006	Cash Payments or Other	Balance at June 30, 2007

Liabilities from ARS/AMS	$4,301	$1,927	$2,374
Liabilities from other discontinued operations	10,884	313	10,571

Total liabilities from discontinued operations	$15,185	$2,240	$12,945

Note 16: The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $0.8 million increase in the liability for certain tax benefits and a corresponding reduction to the January 1, 2007 balance of retained earnings. As of June 30, 2007, the Company has $16.3 million of tax items primarily reflected in state tax returns that have not been recognized for financial reporting (“unrecognized tax benefits”). If recognized, the effective income tax rate would be favorably impacted by $10.7 million, net of federal and state tax benefits.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months. During the second quarter of 2007, $6.6 million ($4.2 million, net of federal and state tax benefits) of the Company’s unrecognized tax benefits were recognized, resulting from the expiration of statutes of limitation pertaining to the classification of income on certain state tax returns.

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

The Company’s policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the three and six months ended June 30, 2007, the Company recognized interest income of approximately $0.8 million and $0.7 million, respectively, through the tax provision, primarily as a result of the expiration of the statute of limitations on certain tax positions. As of June 30, 2007, the Company had accrued for the payment of interest and penalties of approximately $3.1 million ($1.9 million, net of federal and state tax benefits).

Note 17: The business of the Company is conducted through five reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield and Other Operations and

Headquarters. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscape maintenance services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover heating, ventilation and air conditioning, plumbing and other home systems and appliances. The Other Operations and Headquarters segment includes InStar Services Group, a direct provider of commercial disaster response and reconstruction services as well as the franchised and Company-owned operations of ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids, which provide primarily residential disaster restoration, commercial cleaning, carpet and upholstery cleaning, home inspection services, furniture repair and maid services. The Other Operations and Headquarters segment also includes the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. Segment information is presented in the following table.

(In thousands)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Operating Revenue:
TruGreen LawnCare	$375,548	$357,430	$508,220	$494,694
TruGreen LandCare	112,298	118,932	215,240	217,853
Terminix	311,328	307,735	573,500	561,274
American Home Shield	156,040	159,466	281,227	276,396
Other Operations and Headquarters	71,362	81,061	144,284	136,794

Total Operating Revenue	$1,026,576	$1,024,624	$1,722,471	$1,687,011

Operating Income (Loss)(1):
TruGreen LawnCare	$72,813	$63,798	$61,220	$60,975
TruGreen LandCare	(2,126)	(2,589)	(2,060)	(4,407)
Terminix	62,589	59,754	107,360	93,216
American Home Shield	20,278	24,465	27,299	33,598
Other Operations and Headquarters (a)	(22,754)	(5,333)	(40,304)	(17,027)

Total Operating Income (a)	$130,800	$140,095	$153,515	$166,355

(a)

Total Operating Income and the operating (loss) of the Other Operations and Headquarters segment include restructuring charges of $8.3 million and $6.3 million for the three months ended June 30, 2007 and 2006, respectively and $15.3 million and $9.8 million for the six months ended June 30, 2007 and 2006, respectively. In addition, Total Operating Income and the operating (loss) of the Other Operations and Headquarters segment include merger related expenses of $2.8 million and $5.3 million for the three months and six months ended June 30, 2007, respectively.

(1)	Presented below is a reconciliation of segment operating income to income from continuing operations before income taxes.

(In thousands)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Segment Operating Income	$130,800	$140,095	$153,515	$166,355
Non-operating expense (income):
Interest expense	13,896	16,093	28,179	30,523
Interest and investment income, net	(18,118)	(1,213)	(26,184)	(11,549)
Minority interest and other expense, net	1,472	2,074	3,521	4,123

Income from Continuing Operations before Income Taxes	$133,550	$123,141	$147,999	$143,258

The Other Operations and Headquarters segment includes the operations of InStar, ServiceMaster Clean and Merry Maids, as well as the Company’s headquarters function. InStar (acquired February 28, 2006) reported revenue of $18 million and $32 million for the three months ended June 30, 2007 and 2006, respectively, and $40 million and $43 million for the six months ended June 30, 2007 and 2006, respectively. InStar’s operating (loss)/income, net of acquisition related amortization costs, was ($3.3) million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively, and ($5.7) million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively. The ServiceMaster Clean and Merry Maids franchise operations reported combined revenue of $52 million and $47 million for the three months ended June 30, 2007 and 2006, respectively and $101 million and $90 million for the six months ended June 30, 2007 and 2006, respectively. The ServiceMaster Clean and Merry Maids franchise operations reported combined operating income of $15 million and $13 million for the three months ended June 30, 2007 and 2006, respectively, and $29 million and $26 million for the six months ended June 30, 2007 and 2006, respectively.

(In thousands)	As of June 30, 2007	As of December 31, 2006

Identifiable Assets:
TruGreen LawnCare	$1,030,958	$932,584
TruGreen LandCare	98,638	93,575
Terminix	943,742	909,984
American Home Shield	566,975	593,293
Other Operations & Headquarters	625,049	585,684
Discontinued Operations	301	2,343

Total Identifiable Assets	$3,265,663	$3,117,463

(In thousands)	As of June 30, 2007	As of June 30, 2006

Capital Employed: (2)
TruGreen LawnCare	$915,589	$899,948
TruGreen LandCare	38,954	42,279
Terminix	724,153	645,985
American Home Shield	189,681	230,808
American Home Shield without cash and marketable securities (2)	(100,410)	(73,531)
Other Operations & Headquarters	56,091	70,051
Discontinued Operations	(12,644)	64,068

Total Capital Employed	$1,911,824	$1,953,139

(2)

Capital employed is a non-GAAP measure that is defined as the segment’s total assets less liabilities, exclusive of debt balances. The Company believes this information is useful to investors in helping them compute return on capital measures and therefore better understand the performance of the Company’s business segments. The calculation of capital employed for the American Home Shield segment includes approximately $290 million and $304 million of cash and marketable securities at June 30, 2007 and 2006, respectively. The investment income and realized gains/losses on these assets are reported below operating income in non-operating income/expense. In order to facilitate the comparison of return on invested capital for the American Home Shield segment, the Company has also presented capital employed for this segment excluding cash and marketable securities. The negative capital employed balances primarily result from deferred revenue and amounts payable to subcontractors. Presented below is a reconciliation of total segment capital employed to the most comparable GAAP measure.

(In thousands)	As of June 30, 2007	As of June 30, 2006

Total Assets	$3,265,663	$3,329,115
Less:
Current liabilities, excluding current portion of long-term debt	991,310	1,072,705
Long-term liabilities	362,529	303,271

Total Capital Employed	$1,911,824	$1,953,139

Note 18: In the ordinary course of conducting its business activities, the Company becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability actions and a small number of environmental proceedings. The Company does not expect any of these proceedings to have a material adverse effect on its financial position, annual results of operations or liquidity.

Class Action suits brought against the Company and CD&R

Following the announcement of the proposed acquisition of ServiceMaster by CD&R, five (5) complaints were filed against ServiceMaster concerning the proposed merger: Kaiman v. Spainhour, et al. (filed in Chancery Court in Memphis, Tennessee) (“Kaiman”); Golombuski v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) (“Golombuski”); Sokol and Bowen v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) (“Sokol”); Palmer v. The ServiceMaster Co., et al. (filed in Cook County Circuit Court in Chicago, Illinois) (“Palmer”); and Smith v. The ServiceMaster Co., et al. (filed in Chancery Court for Newcastle County, Delaware) (“Smith”).

All of the complaints name ServiceMaster, its CEO and its Board of Directors as defendants. The Kaiman, Golombuski and Smith complaints additionally name CD&R as a defendant and the Smith complaint also names the investors in CDRSVM Topco, Inc., CDRSVM Topco, Inc. and Acquisition Co. All of the complaints allege breach of fiduciary duties and seek injunctive relief. The Kaiman complaint also contains a specific count seeking indemnification of costs. The Golombuski and Smith complaints also allege that CD&R aided and abetted the individual defendants’ breach of fiduciary duties, while the Kaiman complaint generally alleges that “defendants” breached their fiduciary duties or aided and abetted a breach of fiduciary duty. The Smith complaint also alleges that there are material omissions in the preliminary proxy statement relating to the proposed acquisition that the Company filed with the SEC on April 16, 2007. All five of the complaints challenged and indicated an intent to enjoin the proposed acquisition of ServiceMaster.

After the plaintiff in the Smith case filed a motion for expedited discovery and for the scheduling of a preliminary injunction hearing, the parties to the Smith case reached an agreement in principle to settle that case on a class wide basis and entered into a Memorandum of Understanding reflecting that agreement. The Memorandum of Understanding provides, among other things, for ServiceMaster to include certain additional disclosures in the final Proxy Statement with respect to the proposed merger (subsequently made) and for a reduction of the Company termination fee from $100 million to $90.8 million (subsequently made). The parties are negotiating a definitive Stipulation of Settlement, which requires confirmatory discovery to be completed by the plaintiffs and the approval of the Delaware Court.

Notwithstanding the settlement agreement reached in the Smith case, the plaintiffs in the other four pending actions nonetheless attempted to pursue those actions. The Kaiman, Golombuski and Sokol complaints were consolidated, and the Tennessee court handling those cases entered an order denying the plaintiffs’ motion for expedited discovery and granting a stay of these actions pending the resolution of the Smith case in Delaware. The Illinois court handling the Palmer case denied the plaintiff’s motion for expedited discovery and dismissed the complaint on the basis of the pending settlement in Delaware. The plaintiff in Palmer has taken an appeal from that dismissal.

The Company believes that the settlement agreement with respect to the Smith case should resolve all of the foregoing litigation. Notwithstanding the settlement, the Company believes the various litigation to be without merit and, if the settlement is not fully consummated for any reason, intends to defend them vigorously.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

MERGER AGREEMENT

On March 18, 2007, ServiceMaster entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ServiceMaster Global Holdings, Inc. (formerly CDRSVM Topco, Inc.) (“Holdings”) and CDRSVM Acquisition Co., Inc., an indirect wholly owned subsidiary of Parent (“Acquisition Co.”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Co. would merge with and into ServiceMaster, with ServiceMaster as the surviving corporation of the merger (the “Merger”). Under the terms of the Merger Agreement, ServiceMaster’s shareholders would receive $15.625 in cash for each outstanding share of common stock of the Company. On June 28, 2007, the Company held a special meeting of its shareholders to consider and vote on a proposal to approve the Merger Agreement. Approximately 67 percent of the outstanding shares entitled to vote at the special meeting, representing approximately 99 percent of votes cast for this proposal, were voted in favor of the Merger Agreement.

On July 24, 2007 (the “Closing Date”), the Merger was completed and all of the outstanding common stock of ServiceMaster was acquired (the “Acquisition”) by Holdings. Upon the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CDR SVM Co-Investor L.P., CD&R Parallel Fund VII, L.P., BAS Capital Funding Corporation, Banc of America Capital Investors V, L.P., Citigroup Capital Partners II 2007 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holdings, L.P., CPE Co-Investment (ServiceMaster) LLC and J.P. Morgan Ventures Corporation, collectively, the “Equity Sponsors”.

Upon the consummation of the Merger, each issued and outstanding share of ServiceMaster common stock, other than shares held by the Company or Holdings or its subsidiaries and shares held by stockholders who validly perfected their appraisal rights under Delaware law, was converted into the right to receive $15.625 in cash (the “Merger Consideration”).

Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million unsecured senior interim loan facility (“Interim Loan Facility”), (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to make certain payments with respect to synthetic lease facilities, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility.

In connection with the Acquisition, the Merger and the related transactions (the “Transactions”), ServiceMaster refinanced certain of its existing indebtedness, including ServiceMaster’s $179.0 million, 7.875% notes due August 15, 2009 (the “2009 Notes”). On the Closing Date, the 2009 Notes were called for redemption on August 29, 2007. Additionally, the Company intends to utilize a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster’s $49.2 million, 6.95% notes due August 15, 2007 (the “2007 Notes”). ServiceMaster’s existing indebtedness that remains outstanding after the Transactions and the redemption of the 2009 Notes and repayment of the 2007 Notes includes the $79.5 million, 7.10% notes due March 1, 2018, $195.0 million, 7.45% notes due August 15, 2027, and $82.7 million, 7.25% notes due March 1, 2038 and certain capital leases and deferred payment obligations.

The Company incurred merger related costs totaling $2.8 million and $5.3 million for the three months and six months ended June 30, 2007, respectively. The Company has separately presented these costs in the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

SECOND QUARTER 2007 COMPARED TO 2006

The Company reported second quarter 2007 revenue of $1.0 billion, comparable to 2006. Total diluted earnings per share (i.e., from both continuing operations and discontinued operations) were $0.29 compared to $0.26 in 2006. Diluted earnings per share from continuing operations only were $0.29, compared with $0.25 in 2006. Income from continuing operations totaled $88.3 million in 2007 compared to $74.7 million in 2006. As more fully described below, the 2007 results include restructuring charges and merger related expenses totaling $11.1 million pretax ($7.9 million after-tax), and the 2006 results include restructuring charges of $6.3 million pretax ($3.8 million after-tax). Operating income for the second quarter was $131 million compared to $140 million in the prior year. The current year results included $5 million more of restructuring charges and merger related costs. The change in operating income also primarily reflects profit increases in the TruGreen LawnCare and Terminix operations, offset by lower profits at InStar and American Home Shield and a $5 million increase in compensation expense related to an employee deferred compensation trust for which there is a corresponding and offsetting increase in investment income within non-operating expense/(income).

In the second quarter of 2007, the Company recognized $8.3 million of restructuring charges. These charges primarily reflect accruals for future payments related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and closing of its headquarters in Downers Grove, Illinois. The transition to Memphis is targeted to be completed by November 2007. During the second quarter of 2007, the Company also incurred merger related expenses totaling $2.8 million. These merger related costs included legal, proxy solicitation and other professional fees. The 2006 second quarter results included a $6.3 million restructuring charge related to Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas. All the restructuring costs associated with Project Accelerate were recognized entirely in 2006.

Cost of services rendered and products sold decreased one percent in the second quarter. As a percentage of revenue, these costs decreased to 58.8 percent in 2007 from 59.7 percent in 2006, due in part to the favorable leveraging of costs within the TruGreen LawnCare operations resulting from an increased volume of production. Selling and administrative expenses increased six percent in the second quarter. As a percentage of revenue, these costs increased to 27.1 percent in 2007 from 25.7 percent in 2006, primarily reflecting the increase in compensation expense related to an employee deferred compensation trust for which there is a corresponding and offsetting increase in investment income within non-operating expense/(income), as well as higher sales and marketing expenses at American Home Shield associated in part with its new contract with the Realogy brands.

Second quarter non-operating items totaled $2.8 million of income for 2007 compared with $17.0 million of expense in 2006. This change primarily reflects $12 million more of investment gains and income realized from the American Home Shield investment portfolio, $5 million more investment income related to the employee deferred compensation trust discussed above (for which there is a corresponding and offsetting charge against operating income), as well as a reduced level of interest expense.

The effective tax rate from continuing operations for the three months ended June 30 was 34 percent in 2007 and 39 percent in 2006. The 2007 effective tax rate was impacted by a $4 million reduction in tax expense resulting from the favorable resolution of state tax items related to a prior non-recurring transaction, as well as a $3 million reduction in tax expense resulting from incremental deferred tax benefits that became recognizable during the second quarter of 2007 upon the conversion of the minority equity interests in Terminix into eight million shares of ServiceMaster common stock.

Segment Reviews for the Second Quarter 2007 Compared to 2006

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

The TruGreen LawnCare segment, which provides lawn care services to residential and commercial customers, reported revenues of $376 million compared to $357 million in 2006. The segment reported second quarter operating income of $73 million compared to $64 million in 2006. The growth in revenue and operating income was supported by an increase in lawn service applications completed in the second quarter, as well as improved price realization.Full program customer counts increased one percent, as continued strong improvements in retention helped offset a decline in new sales, which were adversely impacted by poor April weather. As previously disclosed in the Company’s first quarter Form 10-Q filing, the completion of first quarter lawn service applications was delayed this year due to late season snowfall in the Midwest and Northeast portions of the country. These delayed applications were completed in the second quarter, resulting in an increased level of second quarter lawn service applications this year. With respect to overall pricing, the lawn care operations realized an improvement in average prices of approximately three percent. Second quarter operating income of the lawn care operations increased $9 million primarily reflecting the increased volume of lawn service applications and the resulting favorable leveraging of fixed costs. Capital employed in the TruGreen LawnCare segment increased two percent, primarily reflecting the impact of tuck-in acquisitions.

The TruGreen LandCare segment, which provides landscape maintenance services primarily to commercial customers, reported a six percent decrease in second quarter revenue to $112 million, compared to $119 million in 2006, and a reduced operating loss of ($2.1) million, compared to an operating loss of ($2.6) million in 2006. Base contract maintenance revenue decreased five percent and enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching, etc.) decreased eight percent in the second quarter. These revenue declines reflect the near-term impacts of the Company’s efforts to improve its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. Despite a decrease in total base maintenance contract sales dollars during the second quarter, the Company realized a meaningful improvement in the average value per contract sold (higher value contracts tend to be more profitable). The level of operating loss improved in the second quarter primarily reflecting increased profit margins on the base contract maintenance portfolio supported by improved labor and materials management.Capital employed in the TruGreen LandCare segment totaled $39 million, approximately $3 million lower than the prior year.

The Terminix segment, which includes termite and pest control services, reported a one percent increase in overall second quarter revenue to $311 million, compared to $308 million in 2006. Operating income increased five percent to $63 million compared to $60 million in 2006. Terminix’s overall revenue growth for the second quarter reflected strong growth in pest control services and an increase in termite contract renewals, offset in part by a double-digit decrease in revenue from initial termite treatments. Revenue from pest control services, which represent approximately one-half of the annual revenues of the Terminix segment, increased nine percent in the second quarter, reflecting the impact of acquisitions and an improvement in retention, which more than offset a decline in unit sales during the quarter. Revenue from termite contract renewals increased five percent in the second quarter, supported by improved retention. Revenue from initial termite applications (“termite completions”) declined 13 percent in the second quarter as a result of a weak annual termite swarm season, which was adversely impacted by cooler than normal weather conditions. Second quarter operating income increased $3 million, primarily reflecting management of seasonal staffing of sales labor, reduced overhead spending, and lower termite materials costs. Capital employed in the Terminix segment increased 12 percent, reflecting the impact of tuck-in acquisitions.

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported a two percent decrease in revenue to $156 million compared to $159 million in 2006 and operating income of $20 million in 2007 compared to $24 million in 2006. The decline in revenue resulted from lower contract costs in the quarter due to differences between years in the incidence of warranty claims that are currently expected to be timing in nature. The Company recognizes revenue over the contract period in proportion to expected direct costs. New contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased six percent in the second quarter and nine percent in the first six months. As a result, much stronger growth in reported revenues is expected in the second half of the year. Contract sales from customer renewals, which represent approximately 60 percent of total annual contracts written, increased four percent, supported by a larger base of renewable customers and continued strong improvements in retention. Sales in the real estate channel, which represents approximately 25 percent of total annual contracts written, increased 12 percent and included the beneficial impact of the Realogy agreement signed during the third quarter of 2006. Excluding the impact of sales from the Realogy agreement, real estate unit sales declined, as home listings and closings were impacted by continued softness in the home resale market throughout most of the country. The direct-to-consumer channel, which represents approximately 15 percent of total annual contracts written, experienced a one percent increase in sales. The decline in operating income reflects an increase in sales and marketing costs, including expenses related to the new Realogy agreement. Capital employed in the American Home Shield segment decreased 18 percent, primarily reflecting increased deferred revenues driven by growth in new contract sales. Marketable securities also decreased due in part to reduced statutory reserve requirements in certain states. Capital employed at American Home Shield, which totaled $190 million and $231 million at June 30, 2007 and June 30, 2006, respectively, includes $290 million and $304 million of cash, short-term and long-term marketable securities at those dates. The investment income and realized gains/losses on these assets are reported as non-operating income/expense.

The Other Operations and Headquarters segment includes the operations of ServiceMaster Clean, InStar and Merry Maids as well as the Company’s headquarters functions. Revenue in this segment decreased to $71 million from $81 million in 2006. Revenue from InStar was $18 million compared to $32 million in the prior year. InStar reported an operating loss of ($3.3) million, net of acquisition-related amortization costs, compared to operating income, net of acquisition-related amortization costs of $2.3 million in 2006. InStar’s results were negatively impacted by a substantially lower volume of hurricane-related work, and increased provisions for doubtful accounts. The combined franchise operations of ServiceMaster Clean and Merry Maids reported a ten percent increase in second quarter revenue, reflecting strong growth in disaster restoration services as well as the impact of acquisitions at Merry Maids. The Other Operations and Headquarters segment total operating loss for the quarter was ($23) million compared with ($5) million in 2006. Included in the second quarter 2007 operating loss are restructuring charges of $8.3 million and merger related expenses of $2.8 million. The 2006 results include restructuring charges of $6.3 million. The increase in the segment’s operating loss for the quarter reflects the increase in the aforementioned restructuring charges and merger related expenses, a decrease in the operating results at

InStar, a $5 million increase in compensation expense related to the previously discussed employee deferred compensation trust (for which there is a corresponding and offsetting increase in investment income), and a higher level of incentive compensation expense, offset in part by increased profits from the combined franchise operations. Capital employed in this segment decreased, due in part to the realization of the annual tax benefit associated with the amortization of tax intangible assets that will continue through 2012.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO 2006

The Company reported revenue of $1.7 billion for the six months ended June 30, 2007, a two percent increase compared to 2006. Total diluted earnings per share (continuing operations and discontinued operations) were $0.33 compared to $0.21 in 2006. The 2006 amount includes a non-cash charge of $0.08 per diluted share ($25 million after-tax) recorded in the first quarter of 2006 for expected losses on the disposition of certain ARS/AMS properties that were held pending sale at the time.

Diluted earnings per share from continuing operations were $0.33 compared to $0.29 in 2006. Income from continuing operations totaled $96.9 million in 2007 compared to $87.0 million in 2006. Operating income for the six months was $154 million compared to $166 million in the prior year. As more fully described in the second quarter comparison, the current year results include $10.8 million more of pre-tax restructuring charges and merger related costs. The change in operating income also primarily reflects strong profit growth at Terminix, offset in part by lower profits at InStar and American Home Shield.

Cost of services rendered and products sold increased two percent for the six months and decreased as a percentage of revenue to 61.7 percent in 2007 from 62.0 percent in 2006, supported by lower termite materials costs at Terminix and an increased volume of high-margin snow removal revenue in the first quarter at TruGreen LandCare. Selling and administrative expenses increased five percent for the six months. As a percentage of revenue, these costs increased to 27.9 percent in 2007 from 27.2 percent in 2006, primarily reflecting higher sales and marketing expenses at American Home Shield associated in part with its new contract with the Realogy brands and a $4 million increase in compensation expense related to an employee deferred compensation trust, for which there is a corresponding and offsetting increase in investment income within non-operating expense/(income).

Net non-operating expenses decreased approximately $17.6 million for the six months, primarily reflecting $11 million more investment gains and income realized on the American Home Shield investment portfolio, $4 million more investment income related to the employee deferred compensation trust discussed above, and a reduced level of interest expense.

The effective tax rate from continuing operations for the six months ended June 30 was 35 percent in 2007 and 39 percent in 2006. The 2007 effective tax rate was impacted by a $4 million reduction in tax expense resulting from the favorable resolution of state tax items related to a prior non-recurring transaction, as well as a $3 million reduction in tax expense resulting from incremental deferred tax benefits that became recognizable during the second quarter of 2007 upon the conversion of the minority equity interests in Terminix into eight million shares of ServiceMaster common stock.

Key Performance Indicators

The table below presents selected metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators As of June 30,
	2007	2006

TruGreen LawnCare-
Growth in Full Program Contracts	1%	-3%
Customer Retention Rate	68.5%	65.4%

Terminix -
Growth in Pest Control Customers	7%	3%
Pest Control Customer Retention Rate	78.9%	77.9%

Growth in Termite Customers	1%	-1%
Termite Customer Retention Rate	87.6%	87.3%

American Home Shield -
Growth in Warranty Contracts	6%	2%
Customer Retention Rate	59.7%	57.9%

Segment Reviews for the Six Months Ended June 30, 2007 Compared to 2006

As discussed in the second quarter comparison, the following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements.

For the six months, the TruGreen LawnCare segment reported a three percent increase in revenue to $508 million compared to $495 million in 2006 and operating income of $61 million, comparable to 2006 levels. Customer counts at June 30 were one percent higher than last year’s level and improved from a one percent decline that existed at the beginning of the year. The growth in customer counts was supported by improved customer retention, which helped offset a four percent decline in new sales, which were adversely impacted by poor April weather. The rolling twelve-month retention rate improved 310 basis points over the prior period as a result of improvements in overall quality of service delivery and enhanced customer communication; including the Lawn Quality Audit (LQA) visits initiated during the second half of 2006. Operating income for the six months was comparable to last year as incremental profits from increased revenues were offset by the realization of less fixed cost leverage in the first quarter this year due to weather related delays in completing lawn service applications.

The TruGreen LandCare segment reported a one percent decrease in revenue for the six months to $215 million compared to $218 million in 2006, and a reduced operating loss of ($2.1) million, compared to ($4.4) million in 2006. The decline in revenue for the six months included a two percent decline in base contract maintenance revenue and an eight percent decease in enhancement revenue, both of which are due in part to the near-term impacts of the Company’s efforts to improve the quality of its customer portfolio as discussed in the second quarter comparison. These factors were offset in part by a $6 million increase this year in first quarter snow removal service revenue. The improvement in segment operating loss primarily reflects the increase in high margin snow removal work, offset in part by increased sales labor resulting from investments made to increase the size, caliber and training of the sales team.

Revenue for the six months in the Terminix segment increased two percent to $574 million compared to $561 million in 2006. Operating income increased 15 percent to $107 million compared to $93 million in 2006. The segment’s overall revenue growth for the six months reflected strong growth on the pest control side of the business and increases in termite contract renewals, offset in part by a decline in revenue from termite completions. Pest control revenues increased ten percent for the six months as the beneficial effects of a 100 basis point improvement in customer retention and the impact of acquisitions, more than offset a decline in unit sales. Solid growth in termite renewal revenues was supported by a 30 basis point improvement in customer retention. Revenue from termite completions declined 13 percent, as a result of a weak annual termite swarm season. Also impacting the decrease in revenue was a reduction in one-time fees for converting existing bait customers to liquid treatments. The strong growth in operating income reflects lower termite materials costs, management of seasonal staffing of sales labor, and reduced overhead spending.

The American Home Shield segment reported a two percent increase in revenue for the six months to $281 million from $276 million in 2006 and a decrease in operating income to $27 million from $34 million in 2006. New contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased nine percent for the first six months. Contract sales from customer renewals increased eight percent, reflecting a larger base of renewable customers and a 180 basis point improvement in retention. Sales in the real estate channel were supported by the favorable impact of the Realogy agreement signed during the third quarter of 2006, with year-to-date sales growth of 12 percent. Real estate unit sales, excluding the impact of sales from the Realogy agreement, declined due to continued softness in the home resale market throughout most of the country. Sales in the direct-to-consumer channel increased four percent supported by incremental direct mail programs in the fourth quarter of 2006. The decrease in operating income resulted from increased sales and marketing expenses including planned investments related to the new Realogy agreement.

The Other Operations and Headquarters segment reported revenue of $144 million for the six months, compared to $137 million in 2006. Revenue from InStar (which was acquired on February 28, 2006) was $40 million compared to $43 million in the prior year. InStar reported an operating loss of ($5.7) million, net of acquisition-related amortization costs, compared to operating income, net of acquisition-related amortization costs of $3.4 million in 2006. InStar’s results were negatively impacted by a substantially lower volume of hurricane-related work, as well as increased provisions for doubtful accounts receivables associated with prior year hurricanes. The combined franchise operations of ServiceMaster Clean and Merry Maids reported a 12 percent increase in revenue reflecting a strong increase in product sales and disaster restoration services, as well as the impact of acquisitions at Merry Maids. The Other Operations and Headquarters segment operating loss for the six months was ($40) million compared to a loss of ($17) million in 2006. Included in the six month operating loss are restructuring charges of $15.3 million and merger related expenses of $5.3 million. The 2006 results include restructuring charges of $9.8 million. The increase in the segment’s operating loss for the six months reflects the increase in the aforementioned restructuring charges and merger related expenses, a decrease in the operating results at InStar, a $4 million increase in compensation expense related to the previously discussed employee deferred compensation trust, and a higher level of incentive compensation expense, offset in part by increased profits from the combined franchise operations.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations for the six months was $144 million, compared to $96 million in the prior year. The increase in cash provided from operating activities from continuing operations resulted from lower working capital requirements, primarily due to improvements in InStar receivable collections and the timing of customer prepayments at TruGreen LawnCare.

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

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. As previously disclosed, the U.S. federal tax returns filed by the Company through the 2005 return have been reviewed by the IRS. The Company paid $5 million primarily in the first quarter of 2006 relating to the resolution of the 2003 and 2004 audits. In the fourth quarter of 2006, the IRS completed the audit of the Company’s tax return for 2005, with no adjustments or additional payments. The IRS commenced examinations of the Company’s U.S. federal income tax returns for 2006 and 2007 in the first quarter of 2006 and 2007, respectively, which are anticipated to be completed by the end of 2007 and 2008, respectively. At this time, the outcome of these audits is not known and no significant adjustments have been proposed by the IRS to date pertaining to these audit periods.

Cash Flows from Investing Activities from Continuing Operations

Capital expenditures decreased from the prior year and included recurring capital needs and information technology projects. The Company anticipates approximately $50 million of capital expenditures in 2007, reflecting the continuation of investments in information systems and productivity enhancing operating systems. The Company has no material capital commitments at this time.

Acquisitions for the six months ended June 30, 2007 totaled $31 million, compared with $116 million in 2006. This decrease reflects the 2006 acquisition of InStar, a leading direct provider of commercial disaster response and reconstruction services, for approximately $85 million of cash. Consideration paid for tuck-in acquisitions consisted of cash payments, seller financed notes and Company stock. The Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen LawnCare.

The change in notes receivable, financial investments and securities reflect an increase in the net sale of marketable securities at American Home Shield due in part to reduced statutory reserve requirements in certain states.

Cash Flows from Financing Activities from Continuing Operations

Cash dividends paid to shareholders totaled $70 million, or $.24 per share for the six months ended June 30, 2007. On May 31, 2007, the Company paid its last dividend to shareholders prior to the Merger.

Due to the pending Merger Agreement, there were no share repurchases for the six months ended June 30, 2007.

Liquidity

Cash and short and long-term marketable securities totaled approximately $437 million at June 30, 2007, compared with approximately $421 million at December 31, 2006. Approximately $381 million of the cash and short and long-term marketable securities balance is associated with regulatory requirements at American Home Shield and for other purposes. Total debt at June 30, 2007 was $655 million, approximately $35 million less than the amount at December 31, 2006 reflecting strong cash flows and lack of share repurchases (due to the pending Merger Agreement) for the six months ended June 30, 2007. The Company’s 2007 Notes mature on August 15, 2007. This $49.2 million of debt is classified as long-term debt in the Condensed Consolidated Statements of Financial Position because the Company intends to refinance the 2007 Notes on a long-term basis. The Company has the ability to consummate the refinancing, when considered necessary. As of June 30, 2007, the Company had the ability to consummate the refinancing by utilizing its existing revolving bank credit facility. Upon completion of the Merger, the

Company intends to refinance the 2007 Notes on a long-term basis by utilizing a portion of the proceeds from the Term Facilities that were entered into as part of the Merger.

As of June 30, 2007, the Company maintained a revolving credit facility of $500 million. The Company did not have any borrowings outstanding under this facility but had issued approximately $138 million of letters of credit, resulting in unused revolving credit commitments of approximately $362 million. At June 30, 2007, the Company also had $550 million of senior unsecured debt and equity securities available for issuance under an effective shelf registration statement. These securities were de-registered in connection with the Merger. In addition, at June 30, 2007, the Company had an arrangement enabling it to sell, on a revolving basis, certain receivables to unrelated third party purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will at times limit the amount available to the Company. During the six month period ended June 30, 2007, there were no receivables sold to third parties under this agreement.

As described in the Company’s 2006 Annual Report, the Company was party to a number of debt agreements that required it to maintain certain financial and other covenants, including limitations on indebtedness and an interest coverage ratio. Failure by the Company to maintain these covenants could result in the acceleration of the maturity of the debt. At June 30, 2007, the Company was in compliance with the covenants related to these debt agreements.

The Merger was completed on July 24, 2007 (the “Closing Date”). Following the completion of the Merger, our business is highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the Merger and the Transactions and from funding our operations, working capital and capital expenditures. Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million unsecured senior interim loan facility, (ii) borrowings under the $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to make certain payments with respect to synthetic lease facilities, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under the ServiceMaster revolving credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility.

In connection with the Transactions, ServiceMaster refinanced certain of its existing indebtedness, including ServiceMaster’s $179.0 million, 7.875% notes due August 15, 2009 (the “2009 Notes”). On the Closing Date, the 2009 Notes were called for redemption on August 29, 2007. Additionally, the Company intends to utilize a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster’s $49.2 million, 6.95% notes due August 15, 2007 (the “2007 Notes”). ServiceMaster’s existing indebtedness that remains outstanding after the Transactions and the redemption of the 2009 Notes and repayment of the 2007 Notes includes the $79.5 million, 7.10% notes due March 1, 2018, $195.0 million, 7.45% notes due August 15, 2027, and $82.7 million, 7.25% notes due March 1, 2038 and certain capital leases and deferred payment obligations.

Term Facilities

On the Closing Date, in connection with the completion of the Merger, Acquisition Co. (the rights and obligations of which have been assumed by the Company in connection with the Merger) entered into the Term Facilities.

The Term Facilities consist of (1) the Senior Term Loan Facility providing for term loans in an aggregate principal amount of $2,650 million, $240 million of which may be borrowed on a delayed draw basis until October 2007 to repay at maturity the 2007 Notes and to redeem the 2009 Notes, and (2) a pre-funded synthetic letter of credit facility in an aggregate principal amount of $150 million.

The Term Facilities will mature on July 24, 2014. The interest rates applicable to the loans under the Term Facilities are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster’s option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of July 24, 2007 – 2.75%), or (ii) an alternate base rate, plus a borrowing margin (as of July 24, 2007 – 1.75%). The borrowing margin, in each case, will be adjusted from time to time based on the consolidated secured leverage ratio for the previous fiscal quarter. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

In August 2007, the Company entered into three, 3-year interest rate swap agreements, effective September 4, 2007. The total notional amount of the agreements was $530 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 5.05% on the $530 million notional amount and the Company will receive a floating rate of interest (based on the one month LIBOR) on the notional amount.

Revolving Credit Facility

On the Closing Date, in connection with the completion of the Merger, ServiceMaster entered into a credit agreement, dated July 24, 2007 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit of up to a maximum aggregate principal amount of $500 million. There were no amounts outstanding under the Revolving Credit Facility on the Closing Date.

The final maturity date of the Revolving Credit Facility is July 24, 2013. The interest rates applicable to the loans under the Revolving Credit Facility will be based on a fluctuating rate of interest measured by reference to either, at the borrower’s option, (1) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of July 24, 2007 – 2.75%), or (2) an alternate base rate, plus a borrowing margin (as of July 24, 2007 – 1.75%). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Revolving Credit Agreement) for the previous fiscal quarter. Overdue amounts will bear interest at a rate of 2% higher than the rate otherwise applicable.

Interim Loan Facility

On the Closing Date, in connection with the completion of the Merger, Acquisition Co. entered into an unsecured senior interim loan credit agreement, dated July 24, 2007 (the “Interim Loan Facility”). The rights and obligations of Acquisition Co. under the Interim Loan Facility were assumed by ServiceMaster.

The Interim Loan Facility will mature on July 24, 2008. Outstanding amounts under the Interim Loan Facility loans will be required to be repaid in full on the maturity date; provided, however, that (x) if ServiceMaster has failed to raise permanent financing to refinance the Interim Loan Facility loans before the maturity date or (y) at the election of the Company following the completion of a standard high yield road show after which no senior notes to refinance in whole or part the Interim Loan Facility loans were issued, the Interim Loan Facility loans shall be converted into 10.75%/11.50% senior toggle notes due 2015 (“Permanent Notes”) up to an aggregate principal amount equal to the aggregate principal amount of the then-outstanding Interim Loan Facility loans. The Permanent Notes would be issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster would enter into a registration rights agreement to be dated the date of the issuance of the Permanent Notes, pursuant to which ServiceMaster will be required to file a shelf registration statement (or, at ServiceMaster’s option, an exchange offer registration statement) with respect to the Permanent Notes.

ServiceMaster may, at its option prior to the start of any interest period, elect to pay interest on the Interim Loan Facility entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding loans (“PIK Interest”), or 50% as Cash Interest and 50% as PIK Interest. Interest for the first interest period will be payable entirely as Cash Interest.

The interest rates applicable to the loans under the Interim Loan Facility will be based on a fluctuating rate of interest measured by reference to an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of July 24, 2007 – 4.50%) and, in the case of PIK Interest, an additional PIK margin of 0.75%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. If the borrowings under the Interim Loan Facility are not repaid in whole within the six-month period following the Closing Date, the borrowing margin will increase by 0.50% per annum at the end of such six-month period and shall increase by an additional 0.50% per annum at the end of each three-month period thereafter until, but excluding, the maturity date, provided, however, that such interest rate shall not exceed 10.75% in the case of Cash Interest or 11.50% in the case of PIK Interest.

The Company maintains lease facilities with banks totaling $68 million which provide for the financing of branch properties to be leased by the Company. At June 30, 2007, approximately $68 million was funded under these facilities. Approximately $15 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of June 30, 2007 and December 31, 2006. The balance of the funded amount is treated as operating leases. Approximately $15 million of the available facility expires in January 2008 and the remaining $53 million expires in September 2009. The Company has guaranteed the residual value of the properties under the leases up to 82 percent of the fair market value at the commencement of the lease. At June 30, 2007, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.6 million) in the Condensed Consolidated Statements of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and purchased the credit notes of the properties. The purchased credit notes totaled approximately $23 million and will be recorded as an investment by the Company. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

The majority of the Company’s fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees (ranging from 70 percent to 87 percent depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At June 30, 2007, there was approximately $208 million of residual value relating to the Company’s fleet and equipment leases. The fair value guarantee of the assets under the leases is expected to fully mitigate the Company’s obligations under the agreements. At June 30, 2007, the Company has recorded the estimated fair value of this guarantee (approximately $1.3 million) in the Condensed Consolidated Statements of Financial Position.

The Term Facilities, Revolving Credit Facility and the guarantees thereof are secured by (i) all of the capital stock of ServiceMaster, all capital stock of all domestic subsidiaries owned by ServiceMaster and the guarantors, (ii) 65% of the capital stock of any non-U.S. subsidiary held directly by ServiceMaster or any guarantor (it being understood that a foreign subsidiary holding company will be deemed a non-U.S. subsidiary) and (iii) substantially all other tangible and intangible assets owned by ServiceMaster and each guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions, including but not limited to exceptions for capital stock, indebtedness or other obligations of any subsidiary, real estate or any other property or assets to the extent that granting a security interest therein would require that any notes issued under the Company’s existing indenture dated as of August 15, 1997, as amended or supplemented to date, be secured. The Term Facilities and the Revolving Credit Facility will not be secured by any assets of a subsidiary subject to regulation as an insurance, home warranty, service contract or similar company (or any subsidiary thereof), including but not limited to trademarks, other intellectual property, receivables and franchise loans owned by any such subsidiary. In addition, on the Closing Date, ServiceMaster Consumer Services Limited Partnership (the “Pledgor”) and the Company entered into a Security Agreement, dated as of July 24, 2007 (the “Term Loan Security Agreement”), in favor of the term loan administrative agent and collateral agent, pursuant to which the Pledgor granted to the term loan collateral agent, a security interest in a promissory note, made by The Terminix International Company Limited Partnership in favor of the Pledgor, subject to the limitations provided for in the Term Loan Security Agreement. The Term Facilities are secured on a pari passu basis with the security interests created in the same collateral securing the Revolving Credit Facility.

The Company’s ongoing liquidity needs are expected to be funded by net cash provided by operating activities and borrowings under the Interim Loan Facility, the Term Facilities and the Revolving Credit Facility (collectively, the “Credit Facilities”). We expect that cash provided from operations and available borrowings under our Credit Facilities will provide sufficient funds to operate our business, make expected capital expenditures and meet our foreseeable liquidity requirements, including debt service on our debt.

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations under our debt. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition, general business conditions, and any legal and regulatory restrictions on the payment of dividends to which they may be subject. The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home warranty, service contract or similar companies is subject to applicable state law limitations.

The Company’s 2006 Annual Report included disclosure of the Company’s contractual obligations and commitments as of December 31, 2006. The Company continues to make the contractually required payments and therefore, the 2007 obligations and commitments as listed in the December 31, 2006 Annual Report have been reduced by the required payments. There were no significant additions during the six months ended June 30, 2007. Subsequent to June 30, 2007 and in connection with the Transactions, the Company incurred incremental debt balances of approximately $3.6 billion.

Financial Position

Receivables increased from year-end levels reflecting general business growth and increased seasonal activity. The receivable balance at June 30, 2007 includes approximately $49 million of InStar receivables (including approximately $18 million of work-in-process that has not yet been billed). InStar’s receivables include hurricane disaster recovery work performed in New Orleans, southern Florida and other hurricane-affected areas in late 2005 and 2006. The Company has accounts receivable from customers that were insured by a family of insurance companies in Florida that are insolvent, and whose claims are now being administered by the Florida Insurance Guaranty Association (“FIGA”). The net receivable balance due from FIGA insured customers is not material to the Company’s consolidated financial statements. The Company expects that collection of certain of InStar’s receivables, potentially including certain of those administered by FIGA, will be significantly delayed and require or involve litigation. While InStar has a history of recovering amounts related to its disaster recovery projects, the current circumstances increase the uncertainties in estimating the amounts recoverable on certain projects. The consolidated allowance for doubtful accounts at June 30, 2007 included approximately $8 million related to InStar’s accounts receivable. Such allowance reflects management’s best estimate of the amounts that will not be collected. If the estimated amounts recoverable on the projects change from the amounts currently recorded, these differences will be recognized as income or loss when the change in estimate is made. Such changes, if any, would not currently be expected to be material to the Company’s consolidated financial statements.

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

Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments recorded in the first quarter (pre-season) at TruGreen LawnCare and growth in prepaid contracts written at American Home Shield. The increase in accounts payable from year-end levels reflects peak seasonality at several of the business units. Accrued payroll and related expenses have increased for employee retention and severance accruals as a result of the Company’s corporate headquarter consolidation plan.

On June 4, 2007, the Company converted into eight million shares of ServiceMaster common stock the minority equity interests of the minority investors in Terminix.

Total shareholders’ equity was $1.3 billion at June 30, 2007 and $1.1 billion at December 31, 2006. The increase reflects operating profits in the business, the conversion of the minority equity interests in Terminix into eight million shares of ServiceMaster common stock, and proceeds from employee share plans, offset in part by cash dividend payments.

Under federal tax rules, dividends are considered taxable only when paid out of current or accumulated earnings and profits as defined under federal tax laws. As a result of its December 1997 reincorporation, the Company only began generating corporate earnings and profits for tax purposes in 1998. Since 1998, earnings and profits for tax purposes have been reduced by dividend payments, amortization of intangible assets that exist for tax reporting purposes only, deductions relating to business closures, divestitures and restructuring charges, and the timing of certain other tax-related items. The Company currently expects that none of the 2007 dividend will be taxable as dividend income for federal income tax purposes. This differs from previous projections primarily due to transaction-related costs associated with the Merger. Any portion of the dividend that is not taxable as dividend income would be treated as a return of capital and would generally be applied to reduce the cost basis of outstanding shares. The 2007 estimate is subject to change, based on the outcome of future events.

DISCONTINUED OPERATIONS

The changes in the results of operations and financial position of discontinued operations primarily results from the divestitures in the third quarter of 2006 of the American Residential Services (ARS) and American Mechanical Services (AMS) businesses. Additionally, during the first quarter of 2006, the Company recorded a $25 million after-tax impairment charge for expected losses on the disposition of certain ARS/AMS properties that were held pending sale at that time.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “projects” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Any statements made relating to our estimated and projected earnings, margins, cost savings, expenditures, cash flows, growth rates, strategies and financial results are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.

Some of the important factors that could cause actual results to differ materially from our expectations are more fully disclosed in our most recent Annual Report on Form 10-K, as amended, and our Quarterly Report for the period ended March 31, 2007, and in Part II, Item 1A in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no obligation to publicly update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

Factors that could cause actual results to differ materially from those expressed or implied in a forward-looking statement may include the following (among others): the impact of substantial indebtedness incurred to finance the consummation of the Merger; our ability to generate the significant amount of cash needed to service our debt obligations; increases in interest rates; weather conditions and seasonality factors that affect the demand for our services; changes in the source and intensity of competition in our markets; higher fuel prices; increases in operating costs, such as higher insurance premiums, self-insurance costs and health care claim costs; labor shortages or increases in wages and salaries; the risk that the benefits from the Merger may not be fully realized or may take longer to realize than expected; changes in general economic conditions in the United States, especially as they may affect home resales, consumer confidence or spending levels; changes in the type or mix of our service offerings or products; governmental regulation, including telemarketing restrictions and environmental restrictions on pesticides and fertilizers; the successful consolidation of our headquarters in Memphis and our ability to recruit senior functional management personnel; changes in the estimated recoverable amounts of receivables related to hurricane disaster recovery work; the costs and effects of legal or administrative proceedings; risks inherent in acquisitions; and other factors described from time to time in documents filed by the Company with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously discussed in the “Merger Agreement” section of the Management Discussion and Analysis of Financial Condition and Results of Operations, the financing of the Merger completed on July 24, 2007 was financed, in part, by borrowings under new loan and credit facilities. Additionally, in August 2007, the Company entered into three, 3-year interest rate swap agreements, effective September 4, 2007. The total notional amount of the agreements was $530 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 5.05% on the $530 million notional amount and the Company will receive a floating rate of interest (based on the one month LIBOR) on the notional amount.

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

In December 2003 and January 2004, the Company entered into interest rate swap agreements with a total notional amount of $165 million. Under the terms of these agreements, the Company pays a floating rate of interest (based on a specified spread over six-month LIBOR) on the notional amount and the Company receives a fixed rate of interest at 7.88 percent on the notional amount. The impact of these swap transactions was to convert $165 million of the Company’s debt from a fixed rate of 7.88 percent to a variable rate based on LIBOR (9.4 percent average rate during the six months ended June 30, 2007). In connection with the closing of the Merger, effective July 24, 2007 these swaps were terminated.

Prior to the completion of the Merger, the Company believed its exposure to interest rate fluctuations, when viewed on both a gross and net basis, was not material to its overall results of operations. On a gross basis, the Company’s adverse exposure to rising interest rates principally relates to interest payments on floating rate debt ($175 million at June 30, 2007, after considering the effect of interest rate swap agreements) and payments on operating leases that are tied to floating interest rates. These operating leases consist of approximately $53 million of funding outstanding under the Company’s real estate operating lease facilities as well as fleet and equipment operating leases (approximately $208 million in residual value). The Company’s exposure to interest expense based on floating rates is partially offset on a net basis by floating rate investment income earned on its cash and marketable securities balances. The Company estimates that on a net basis, each one percentage point change in interest rates would result in a change of less than $3 million pretax on an annual basis.

The Company has several debt and lease agreements where the interest rate or rent payable under the agreements automatically adjusts based on changes in the Company’s credit ratings. Following the announcement that the Company had entered into the Merger agreement, the Company’s debt credit rating was reduced by two credit rating agencies. As a result, the annual rent payable under a lease agreement was increased by approximately $.6 million, pretax. Based on amounts outstanding at June 30, 2007, and before consideration of the impacts of the Merger, a one rating category reduction in the Company’s credit rating by another credit rating agency would further increase annual expense by approximately $1.0 million, pretax.

The following table summarizes information about the Company’s fixed rate debt as of December 31, 2006 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company’s fixed rate debt was approximately $448 million at December 31, 2006.

	Expected Maturity Date

						There-
(In millions)	2007	2008	2009	2010	2011	after	Total

Fixed rate debt	$70	$13	$27	$11	$8	$356	$485
Avg. rate	6.5%	7.3%	7.2%	6.7%	6.8%	7.5%	7.3%

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, J. Patrick Spainhour, and the Company’s Vice Chairman and Chief Financial Officer, Ernest J. Mrozek, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Class Action suits brought against the Company and CD&R

Following the announcement of the proposed acquisition of ServiceMaster by CD&R, five (5) complaints were filed against ServiceMaster concerning the proposed merger: Kaiman v. Spainhour, et al. (filed in Chancery Court in Memphis, Tennessee) (“Kaiman”); Golombuski v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) (“Golombuski”); Sokol and Bowen v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) (“Sokol”); Palmer v. The ServiceMaster Co., et al. (filed in Cook County Circuit Court in Chicago, Illinois) (“Palmer”); and Smith v. The ServiceMaster Co., et al. (filed in Chancery Court for Newcastle County, Delaware) (“Smith”).

All of the complaints name ServiceMaster, its CEO and its Board of Directors as defendants. The Kaiman, Golombuski and Smith complaints additionally name CD&R as a defendant and the Smith complaint also names the investors in CDRSVM Topco, Inc., CDRSVM Topco, Inc. and Acquisition Co. All of the complaints allege breach of fiduciary duties and seek injunctive relief. The Kaiman complaint also contains a specific count seeking indemnification of costs. The Golombuski and Smith complaints also allege that CD&R aided and abetted the individual defendants’ breach of fiduciary duties, while the Kaiman complaint generally alleges that “defendants” breached their fiduciary duties or aided and abetted a breach of fiduciary duty. The Smith complaint also alleges that there are material omissions in the preliminary proxy statement relating to the proposed acquisition that the Company filed with the SEC on April 16, 2007. All five of the complaints challenged and indicated an intent to enjoin the proposed acquisition of ServiceMaster.

After the plaintiff in the Smith case filed a motion for expedited discovery and for the scheduling of a preliminary injunction hearing, the parties to the Smith case reached an agreement in principle to settle that case on a class wide basis and entered into a Memorandum of Understanding reflecting that agreement. The Memorandum of Understanding provides, among other things, for ServiceMaster to include certain additional disclosures in the final Proxy Statement with respect to the proposed merger (subsequently made) and for a reduction of the Company termination fee from $100 million to $90.8 million (subsequently made). The parties are negotiating a definitive Stipulation of Settlement, which requires confirmatory discovery to be completed by the plaintiffs and the approval of the Delaware Court.

Notwithstanding the settlement agreement reached in the Smith case, the plaintiffs in the other four pending actions nonetheless attempted to pursue those actions. The Kaiman, Golombuski and Sokol complaints were consolidated, and the Tennessee court handling those cases entered an order denying the plaintiffs’ motion for expedited discovery and granting a stay of these actions pending the resolution of the Smith case in Delaware. The Illinois court handling the Palmer case denied the plaintiff’s motion for expedited discovery and dismissed the complaint on the basis of the pending settlement in Delaware. The plaintiff in Palmer has taken an appeal from that dismissal.

The Company believes that the settlement agreement with respect to the Smith case should resolve all of the foregoing litigation. Notwithstanding the settlement, the Company believes the various litigation to be without merit and, if the settlement is not fully consummated for any reason, intends to defend them vigorously.

Item 1A: Risk Factors

          We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on our debt.

          Subsequent to June 30, 2007 and in connection with the Transactions, the Company incurred incremental debt balances of approximately $3.6 billion.

          Our substantial debt could have important consequences to holders of our debt. Because of our substantial debt:

•	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;

•

our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our debt may be impaired in the future;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes;

•

we are exposed to the risk of increased interest rates because a portion of our borrowings, including under the Interim Loan Facility, the Term Facilities and the Revolving Credit Facility (collectively, the “Credit Facilities”), and certain floating rate operating leases are at variable rates of interest;

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such debt;

•	we may be more vulnerable to general adverse economic and industry conditions;

•

we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

•	our ability to refinance debt may be limited or the associated costs may increase; and

•

our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our businesses.

          Despite our indebtedness levels after the Merger, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further exacerbate the risks associated with our substantial debt.

          We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of our debt do not prohibit us or our subsidiaries from doing so. The Credit Facilities provide us with commitments for additional borrowings of up to $500 million under the Revolving Credit Facility and permit additional borrowings beyond those commitments under certain circumstances.

          The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

          The agreements governing our debt contain covenants that, among other things, restrict our ability to:

•	dispose of assets;

•	incur additional debt (including guarantees of additional debt);

•	prepay other debt or amend other debt instruments;

•	pay dividends and make certain payments;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in certain asset sales, mergers, acquisitions, consolidations or sales of all or substantially all of our assets;

•	engage in certain transactions with affiliates;

•	permit restrictions on our subsidiaries’ ability to pay dividends;

•	change our business; and

•	make investments (including joint ventures).

          The restrictions in the agreements governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be able to refinance our debt on terms acceptable to us, or at all.

          Our ability to comply with the covenants and restrictions contained in the agreements governing our debt may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under an agreement that would permit the applicable lenders to declare all amounts outstanding there under to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the Term Facilities, could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under the Credit Facilities. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

          Our ability to generate the significant amount of cash needed to pay interest and principal on our debt and our ability to refinance all or a portion of our debt or obtain additional financing depends on many factors beyond our control.

          As a holding company, we have no independent operations or material assets other than our ownership of equity interests in our subsidiaries, and we will depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including to satisfy our obligations under our debt. Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on the ability of our subsidiaries to make distributions and dividends to us, which, in turn, will depend on their operating results, cash requirements and financial condition, general business conditions, and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control, and as described below. The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home warranty, service contract or similar companies is subject to applicable state law limitations. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

          If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

          The Revolving Credit Facility will mature in 2013 and the Term Loan Facilities will mature in 2014. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

          Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

          A significant portion of our outstanding debt, including under the Credit Facilities, will bear interest at variable rates. As a result, increases in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each one percentage point change in interest rates would result in a approximately $21 million change in the annual interest expense on our Term Loan Facilities after considering the benefit of the interest rate swaps into which we have entered. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $5 million change in annual interest expense on our Revolving Credit Facility. In addition, the Interim Loan Facility provides for floating rates and automatic step ups in rates up to a maximum rate. The maximum rate would provide for an increase in interest expense compared to current rates of approximately $11 million on an annual basis. We are also exposed to increases in interest rates in respect of our floating rate operating leases, and a one percentage point change in interest rates would result in an approximately $3 million change in annual rent expense in respect of such operating leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

          Weather conditions and seasonality affect the demand for our services and our results of operations.

          The demand for our services and our results of operations are affected by weather conditions and by the seasonal nature of our lawn care and landscape maintenance services, termite and pest control services, home warranty and home inspection services, and disaster restoration services. For example, in our markets that do not have a year-round growing season, the demand for our lawn care and landscape maintenance services decreases during the winter months. Droughts and late spring or fall snow storms can adversely impact the demand for lawn care and landscape maintenance services; above normal temperatures can result in increased service calls in the home warranty business; and cooler temperatures can impede the development of the termite swarm and lead to lower demand for our termite services. For instance, in the first quarter of 2007, results in our TruGreen LawnCare segment were adversely impacted by late first quarter snowfalls in the Midwest and Northeast, revenue from termite completions declined in our Terminix segment as termite swarm activity was negatively impacted by cooler than normal weather conditions, and InStar was negatively impacted by a substantially lower volume of hurricane-related work.

          Our markets are highly competitive. Competition could reduce our market share and adversely impact our results of operations.

          We operate in highly competitive markets. Changes in the source and intensity of competition in the markets served by us impact the demand for our services and may result in additional pricing pressures. For example, if national home-improvement retailers were to enter into our service lines, such new entrants could adversely affect the competitive landscape for our services and impact our financial performance. The relatively low capital cost of entry to certain of our businesses has led to strong competitive markets, including regional and local owner-operated companies. Regional and local competitors operating in a limited geographic area may have lower labor, benefits and overhead costs. The principal methods of competition in our businesses include name recognition, quality and speed of service, pricing, customer satisfaction and reputation. No assurance can be given that we will be able to compete successfully against current or future competitors and that the competitive pressures that we face will not result in reduced market share or negatively impact our financial performance.

          Increases in fuel prices and other operating costs adversely affect our results of operations.

          Our financial performance is affected by the level of our operating expenses, such as fuel, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely and have generally increased, including sharp increases in 2006 and 2007. These fuel price increases raise our costs of operating vehicles and equipment. Fuel price increases can also result in increases in the cost of fertilizer, chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in fuel costs and other operating costs. In the first half of 2007, our cost of services rendered and products sold increased in part due to increased health benefit and fuel costs throughout the Company. To the extent such cost increases occur, we may not be able to fully pass these increased costs through to our existing and prospective customers, and the rates we pay to our subcontractors may increase, any of which could have a material adverse impact on our operating results. With respect to fuel, our fleet, which consumes roughly 30 million gallons annually, has been negatively impacted by significant increases in fuel prices. Each year, we hedge approximately two-thirds of our estimated annual fuel usage. Fuel costs, even after the benefits of related hedges, increased approximately $13 million pretax in 2006. Based upon the hedges we have executed for 2007, as well as current Department of Energy price forecasts, we would again expect an incremental adverse impact in 2007.

          Our future success depends on our ability to attract and retain trained workers.

          Our future success and financial performance depends substantially on our ability to attract, retain and train workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force. In the event of a labor shortage, we could experience difficulty in delivering our services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

          We may not successfully implement our business strategies or realize all of our expected cost savings.

          We may not be able to fully implement our business strategies or realize, in whole or in part within the time frames anticipated, the anticipated benefits of our various initiatives, such as our Lawn Quality Audit program and our agreement with Realogy Corporation, or our expected cost savings and efficiency improvements, including those related to Project Accelerate. Our various business strategies and initiatives, including our productivity and customer retention initiatives, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to incur certain costs to achieve our expected cost savings and efficiency improvements. These costs may turn out to be substantially higher than we currently estimate, and we may not fully achieve our expected cost savings and efficiency improvements. Our ability to successfully realize cost savings and the timing of any realization may be affected by factors such as the need to ensure continuity in our operations, contracts, regulations and/or statutes governing employee-employer relationships, our ability to renegotiate contracts or find alternative suppliers and other factors. Our business strategy may also change from time to time. As a result, we may not be able to achieve our expected results of operations.

          Changes in general economic conditions, especially as they may affect home resales or consumer confidence or spending levels. Public perceptions that our products and services are not environmentally friendly or safe may adversely affect the demand for our services.

          Changes in general economic conditions and consumer confidence affect the demand for our services. Unfavorable general economic conditions, including rising fuel prices, changes in interest rates, softening of the home resale market, increases in home foreclosures and increases in unemployment rates, could reduce consumer confidence and related spending levels and, in turn, reduce the demand for our services. For example, in our AHS segment, that portion of total unit sales that are derived from the real estate resale channel were down 9% in 2006, due to a pervasive weakening in the home resale market. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would negatively impact our operating revenue and profitability.

          In providing our services, we use, among other things, fertilizers, herbicides and pesticides. Public perception that our products and services are not environmentally friendly or safe, whether justified or not, could lead to reduced demand for our services, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse effect on our business, financial condition and results of operations.

          Changes in the types or mix of our service offerings could affect our financial performance.

          Our financial performance is affected by changes in the types or mix of services we offer our customers. For example, when Terminix transitioned from offering primarily bait termite services to providing both liquid and bait termite services, this transition required the purchase of additional equipment and additional training for our associates. The bait and termite service lines also have different price points (for both the initial treatment and for renewals) different ongoing service obligations and different revenue recognition policies. These changes in mix can also affect the timing of our revenues, as, for example, when the switch to a new bait product in early 2005 allowed us to recognize revenue from the use of bait termite applications more quickly and thereby reduced deferrals of revenue relating to such applications to future periods. An unsuccessful rollout or adjustment of our service offerings could have a material adverse effect on our financial performance.

          Government laws and regulations applicable to our businesses could increase our legal and regulatory expenses and affect our financial performance.

          Our businesses are subject to various federal, state and local laws and regulations. These federal and state laws include laws relating to consumer protection, wage and hour restrictions, the employment of immigrants, permit and licensing requirements, workers’ safety, the environment, insurance and home warranty, employee benefits, telemarketing, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and local regulations regarding water management techniques. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses. The laws and regulations applicable to our businesses will likely change in the future and affect our operations and financial performance. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation and suffer the loss of licenses or penalties that may affect how our business is operated, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

          The loss of the services of our skilled employees and senior functional management personnel, including as a result of the consolidation of our corporate offices, could adversely affect our financial performance.

          Our future success and financial performance depends substantially on our ability to attract and retain skilled employees and executives. On October 30, 2006, we announced that we will consolidate our Downers Grove, Illinois corporate headquarters into our operations support center in Memphis, Tennessee. Our Downers Grove office (which had approximately 170 employees at the time of such announcement) will be closed, with the transition to Memphis scheduled to be substantially completed by November 2007. The vast majority of our Downers Grove employees, including senior management executives in functional areas such as accounting, finance, tax, marketing, information technology and legal, will not be relocating to Memphis. The senior executives of our business units are already based in Memphis. We could experience difficulty in immediately filling the resulting job vacancies with candidates with equivalent skills or experience at acceptable salaries, or effectively training and transitioning the new employees, which could affect our success and financial performance until replacements are hired and trained.

          Reductions in the estimated recoverable amounts of receivables related to our hurricane disaster recovery work could negatively impact our financial performance.

          InStar’s gross accounts receivable at June 30, 2007 totaled approximately $49 million and included hurricane disaster recovery work performed in 2005 and 2006 in New Orleans, southern Florida and other hurricane-affected areas. We have accounts receivable from customers who were insured by a family of insurance companies in Florida that have become insolvent and whose claims are now being administered by the Florida Insurance Guaranty Association (“FIGA”). We expect that collection of certain of InStar’s receivables, potentially including some of those administered by FIGA, will be significantly delayed and require or involve legal action. While InStar has a history of recovering amounts related to its disaster recovery projects, the current circumstances increase the uncertainties in estimating the amounts recoverable on certain projects. The consolidated allowance for doubtful accounts at June 30, 2007 included approximately $8 million related to InStar’s accounts receivable. Such allowance represents management’s best estimate of the amounts that will not be collected. If we ultimately recover amounts significantly less than our estimates for such accounts receivable, our operating profitability could be adversely impacted.

          Compliance with our subsidiary’s environmental plan and the costs and effects of legal or administrative proceedings could adversely impact our business and financial results.

          On November 8, 2006, InStar entered into a plea agreement with the United States’ Attorney’s Office for the Southern District of Florida requiring that InStar implement an environmental compliance plan, pay a fine of $0.5 million for each count, for a total of $1.0 million, and make a contribution of $2.0 million to the Florida Environmental Task Force Trust Fund, in each case relating to conduct that occurred prior to our acquisition of InStar. The plea agreement entered into between InStar and the United States Attorney’s Office for the Southern District of Florida will require ongoing monitoring and compliance by InStar for up to five years, violation of which could potentially result in further fines, loss of licenses, loss of certain federal grants and procurement contracts, and possible criminal sanctions. As part of InStar’s plea agreement with the United States Attorney’s Office, InStar has agreed to implement a comprehensive environmental compliance plan. The environmental compliance plan requires, among other things, mandatory training for all InStar employees on the proper identification, handling and management of hazardous substances, internal monitoring and audits of the compliance plan, and third-party auditing and reporting of compliance with the plan. If the compliance plan is not fulfilled and the plea agreement is violated, potential risks to us include additional and substantial fines, expanded investigation and prosecution by the United States Attorney’s Office, loss of certain key contractor licenses currently held by InStar, loss of federal grants and procurement contracts for InStar, negative media exposure and damage to our reputation that could result in loss of business for InStar and other of our business units, and possible criminal sanctions.

          Laws and regulations regarding the use of pesticides and fertilizers, as well as other environmental laws and regulations, could result in significant costs that adversely affect our operating results.

          Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the U.S. Environmental Protection Agency (“EPA”) (and similar state agencies) before they can be sold. The failure to obtain or the cancellation of any such registration could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

          In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products be used only on certain types of locations, may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may ban the use of certain products. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot assure you that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability could materially affect our future operating results.

          Local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities and the investigation and clean-up of contaminated sites. We could incur significant costs, including clean-up costs, fines and civil or criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under these laws and regulations. If there is a significant change in the facts and circumstances surrounding the assumptions upon which we operate or if we are found not to be in substantial compliance with applicable environmental and public health laws and regulations, it could have a material impact on future environmental capital expenditures and other environmental expenses and our results of operations, financial position and cash flows. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

          We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

          Our ability to compete effectively depends in part on our rights to trademarks and other intellectual property rights we own or license, particularly our Terminix®, TruGreen®, Merry Maids®, ServiceMaster Clean®, American Home Shield®, AmeriSpec®, InStar®, Furniture Medic® and ServiceMaster® brand names. We have not sought to register all of our trademarks either in the United States or in every country in which they are used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in foreign countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse effect on our business, financial condition or results of operations.

          Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us could subject us to damages or prevent us from providing certain services, which could have a material adverse effect on our business, financial condition or results of operations.

          Disruptions in our information technology systems could limit our ability to effectively monitor, operate and control our operations and adversely affect our operating results.

          Our information technology systems facilitate our ability to monitor, operate and control our operations. While we have disaster recovery plans in place, any disruption in these plans or the failure of these plans to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to monitor, operate and control our operations effectively. In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.

          Future acquisitions affect our financial performance.

          We plan to continue to pursue opportunities to expand through selective acquisitions, focusing primarily on “tuck-in” acquisitions in existing service lines. Our ability to continue to make acquisitions at reasonable prices and to integrate acquired businesses are important factors in our future growth. We cannot assure that we will be able to manage or integrate acquired businesses successfully. Any inability on our part to consolidate and manage growth from acquired businesses could have an adverse effect on our financial performance, and there can be no assurance that any acquisition that we make in the future will provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources in integrating new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers from businesses we acquire; the assumption of actual or contingent liabilities; write-offs or impairment charges relating to goodwill and other intangible assets from acquisitions; and unanticipated or unknown liabilities relating to acquired businesses.

          We are indirectly owned and controlled by the Equity Sponsors, and their interests as equity holders may conflict with holders of our debt.

          After the Merger, we are indirectly owned and controlled by the Equity Sponsors, who will have the ability to control our policy and operations. The directors appointed by affiliates of the Equity Sponsors are able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of the Equity Sponsors may not in all cases be aligned with the interests of the holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Equity Sponsors might conflict with the interests of holders of our debt. In addition, our Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to holders of our debt. Furthermore, the Equity Sponsors may in the future own businesses that directly or indirectly compete with us. One or more of the Equity Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases:

In February 2006, the Board of Directors authorized $250 million for share repurchases. As presented in the following table, there were no share repurchases of the Company’s common stock for the three months ended June 30, 2007.

With the completion of the merger agreement on July 24, 2007, ServiceMaster common stock is no longer traded on the New York Stock Exchange.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan

April 1, 2007 through
April 30, 2007	—	$—	—	$179,000,000

May 1, 2007 through
May 31, 2007	—	$—	—	$179,000,000

June 1, 2007 through
June 30, 2007	—	$—	—	$179,000,000

Total	—	$—	—

Item 4: Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on June 28, 2007 to vote on two matters related to ServiceMaster’s merger with an indirect wholly-owned subsidiary of ServiceMaster Global Holdings, Inc. (f/k/a CDRSVM Topco, Inc.).

The first matter was to consider and vote upon a proposal to adopt the agreement and plan of merger, dated as of March 18, 2007, among ServiceMaster, CDRSVM Topco, Inc. and CDRSVM Acquisition Co., Inc. which provided for the merger of CDRSVM Acquisition Co. Inc., an indirect wholly-owned subsidiary of CDRSVM Topco, Inc., with and into ServiceMaster, with ServiceMaster continuing as the surviving corporation, and the conversion of each outstanding share of common stock of ServiceMaster into the right to receive $15.625 in cash.

The second matter was to consider and vote upon a proposal to adjourn the special meeting if necessary or appropriate to permit further solicitation of proxies if there are not sufficient notes at the time of the special meeting to approve the agreement and plan of merger.

The first proposal passed with 195,232,879 votes for the proposal, 2,021,679 votes against the proposal and 867,862 votes abstaining.

The second proposal passed with 183,989,035 votes for the proposal, 11,762,965 votes against the proposal and 2,372,418 votes abstaining.

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

Date: August 9, 2007
THE SERVICEMASTER COMPANY (Registrant)

	By:	/s/ Ernest J. Mrozek

Ernest J. Mrozek
Vice Chairman and Chief Financial Officer