Form 10-Q
period 2007-09-30
SERVICEMASTER CO
filed 2007-11-14
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 1,000 shares of common stock on November 14, 2007.

The ServiceMaster Company is not required to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, and is doing so on a voluntary basis.

TABLE OF CONTENTS

Page No.

THE SERVICEMASTER COMPANY (Registrant) -

Part I. Financial Information

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the period July 25, 2007 to September 30, 2007 (Successor), the period July 1, 2007 to July 24, 2007 (Predecessor) and for the three months ended September 30, 2006 (Predecessor)	3

Condensed Consolidated Statements of Operations for the period July 25, 2007 to September 30, 2007 (Successor), the period January 1, 2007 to July 24, 2007 (Predecessor) and for the nine months ended September 30, 2006 (Predecessor)	4

Condensed Consolidated Statements of Financial Position as of September 30, 2007 (Successor) and December 31, 2006 (Predecessor)	5

Condensed Consolidated Statements of Cash Flows for the period July 25, 2007 to September 30, 2007 (Successor), the period January 1, 2007 to July 24, 2007 (Predecessor) and for the nine months ended September 30, 2006 (Predecessor)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3: Quantitative and Qualitative Disclosures About Market Risk	47

Item 4: Controls and Procedures	48

Part II. Other Information

Item 1: Legal Proceedings	49

Item 1A: Risk Factors	49

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6: Exhibits	50

Signature	51

PART I. FINANCIAL INFORMATION
THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Successor	Predecessor	Predecessor

	July 25, 2007 to Sept. 30, 2007	July 1, 2007 to July 24, 2007	Three months ended Sept. 30, 2006

Operating Revenue	$703,069	$255,332	$971,436

Operating Costs and Expenses:
Cost of services rendered and products sold (a)	417,069	165,075	599,102
Selling and administrative expenses (a)	173,855	69,343	258,235
Amortization expense	57,115	742	3,116
Restructuring charges	8,211	1,601	855
Merger related expenses	458	36,097	—

Total operating costs and expenses	656,708	272,858	861,308

Operating Income (Loss)	46,361	(17,526)	110,128

Non-operating Expense (Income):
Interest expense	78,266	3,502	16,081
Interest and net investment income	(3,890)	(2,440)	(7,136)
Minority interest and other expense, net	102	11	2,066

Income (loss) from Continuing Operations before Income Taxes	(28,117)	(18,599)	99,117
Provision (benefit) for income taxes	(10,817)	(2,567)	37,619

Income (loss) from Continuing Operations	(17,300)	(16,032)	61,498

Income (loss) from discontinued operations, net of income taxes	(69)	(47)	6,472

Net Income (Loss)	$(17,369)	$(16,079)	$67,970

(a)	Exclusive of amortization expense of intangibles, which is included in amortization expense.

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Successor	Predecessor	Predecessor

	July 25, 2007 to Sept. 30, 2007	Jan. 1, 2007 to July 24, 2007	Nine months ended Sept. 30, 2006

Operating Revenue	$703,069	$1,977,803	$2,658,447

Operating Costs and Expenses:
Cost of services rendered and products sold (a)	417,069	1,227,491	1,645,634
Selling and administrative expenses (a)	173,855	549,525	717,111
Amortization expense	57,115	6,448	8,526
Restructuring charges	8,211	16,919	10,693
Merger related expenses	458	41,431	—

Total operating costs and expenses	656,708	1,841,814	2,381,964

Operating Income	46,361	135,989	276,483

Non-operating Expense (Income):
Interest expense	78,266	31,681	46,604
Interest and net investment income	(3,890)	(28,624)	(18,685)
Minority interest and other expense, net	102	3,532	6,189

Income (loss) from Continuing Operations before Income Taxes	(28,117)	129,400	242,375
Provision (benefit) for income taxes	(10,817)	48,500	93,920

Income (loss) from Continuing Operations	(17,300)	80,900	148,455

Income (loss) from discontinued operations, net of income taxes	(69)	201	(17,652)

Net Income (Loss)	$(17,369)	$81,101	$130,803

(a)	Exclusive of amortization expense of intangibles, which is included in amortization expense.

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Financial Position (Unaudited)
(In thousands, except per share data)

	Successor	Predecessor

	As of September 30 2007	As of December 31, 2006

Assets
Current Assets:
Cash and cash equivalents	$211,407	$123,675
Marketable securities	104,124	109,992
Receivables, less allowance of $30,468 and $26,759, respectively	455,507	407,409
Inventories	77,534	69,107
Prepaid expenses and other assets	31,489	25,868
Deferred customer acquisition costs	13,806	37,427
Deferred taxes	22,759	37,400
Assets of discontinued operations	354	2,343

Total Current Assets	916,980	813,221

Property and Equipment:
At cost	208,186	413,810
Less: accumulated depreciation	(8,221)	(236,602)

Net property and equipment	199,965	177,208

Other Assets:
Goodwill	3,052,737	1,648,258
Intangible assets, primarily trade names, service marks and trademarks, net	3,273,661	249,217
Notes receivable	27,254	29,488
Long-term marketable securities	163,822	187,201
Debt issuance costs	93,270	16,978
Other assets	35,427	12,870

Total Assets	$7,763,116	$3,134,441

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$119,468	$114,533
Accrued liabilities:
Payroll and related expenses	151,938	98,425
Self-insured claims and related expenses	96,580	89,398
Income taxes payable	—	33,726
Other	137,331	111,974
Deferred revenues	392,787	442,393
Liabilities of discontinued operations	4,223	7,644
Current portion of long-term debt	20,239	21,549

Total Current Liabilities	922,566	919,642

Long-Term Debt	4,118,481	685,851

Long-Term Liabilities:
Deferred taxes	1,123,704	168,000
Liabilities of discontinued operations	7,709	7,541
Other long-term obligations, primarily self-insured claims	179,473	164,549

Total Long-Term Liabilities	1,310,886	340,090

Minority Interest	—	100,000

Commitments and Contingencies

Shareholders’ Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares (Successor)	—	—
Common stock $0.01 par value, authorized 1,000,000,000 shares; issued 326,168,000 shares (Predecessor)	—	3,262
Additional paid-in capital	1,431,100	1,172,206
Retained earnings (losses)	(17,369)	319,459
Accumulated other comprehensive income (loss)	(2,548)	10,118
Treasury stock	—	(416,187)

Total Shareholders’ Equity	1,411,183	1,088,858

Total Liabilities and Shareholders’ Equity	$7,763,116	$3,134,441

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor	Predecessor	Predecessor

	Period from July 25, 2007 to September 30, 2007	Period from January 1, 2007 to July 24, 2007	Nine months ended September 30, 2006

Cash and Cash Equivalents, beginning of period	$237,565	$123,675	$114,508

Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	(17,369)	81,101	130,803
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
(Income) loss from discontinued operations	69	(201)	17,652
Depreciation expense	9,491	28,170	34,981
Amortization expense	57,115	6,448	8,526
Amortization of debt issuance costs	7,921	1,261	1,710
Option and restricted stock expense	—	3,415	8,367
Restructuring charges	8,211	16,919	10,693
Cash payments related to restructuring charges	(7,239)	(8,236)	(8,732)
Merger related expenses	458	41,431	—
Change in working capital, net of acquisitions:
Receivables	(4,250)	(47,717)	(103,363)
Inventories and other current assets	1,226	(59,275)	(24,250)
Accounts payable	(13,394)	17,407	13,163
Deferred revenue	(10,874)	54,082	4,701
Accrued liabilities	13,821	39,191	(13,261)
Change in tax accounts:
Current and deferred income taxes	(13,972)	31,394	78,099
Resolution of income tax audits	—	—	(4,907)
Other, net	824	2,958	2,155

Net Cash Provided from Operating Activities from Continuing Operations	32,038	208,348	156,337

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(7,846)	(26,933)	(38,107)
Sale of equipment and other assets	639	2,449	1,389
Acquisition of The ServiceMaster Company	(4,890,648)	(4,030)	—
Business acquisitions, net of cash acquired	(3,985)	(25,460)	(134,465)
Notes receivable, financial investments and securities	(35,452)	38,127	(13,529)

Net Cash Used for Investing Activities from Continuing Operations	(4,937,292)	(15,847)	(184,712)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	415,411	1,038,151
Payments of debt	(250,349)	(459,718)	(836,965)
Borrowings under senior secured term loan facility	2,650,000	—	—
Borrowings under senior unsecured interim loan facility	1,150,000	—	—
Cash equity contributions	1,431,100	—	—
Debt issuance costs paid	(100,813)	—	—
Purchase of treasury stock	—	—	(86,053)
Shareholders’ dividends	—	(70,077)	(98,809)
Proceeds from employee share plans	—	36,069	23,327

Net Cash Provided from (Used for) Financing Activities from Continuing Operations	4,879,938	(78,315)	39,651

Cash Flows from Discontinued Operations:
Cash used for operating activities	(842)	(296)	(13,415)
Cash provided from (used for) investing activities:
Proceeds from sale of businesses	—	—	113,562
Other investing activities	—	—	(1,971)

Net Cash Provided from (Used for) Discontinued Operations	(842)	(296)	98,176

Cash Increase (Decrease) During the Period	(26,158)	113,890	109,452

Cash and Cash Equivalents, End of Period	$211,407	$237,565	$223,960

See Notes to Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: The condensed consolidated financial statements include the accounts of The ServiceMaster Company and its subsidiaries, collectively referred to as the “Company” or “ServiceMaster”.

Note 2: The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 (2006 Annual Report). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

Note 3: On March 18, 2007, ServiceMaster entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ServiceMaster Global Holdings, Inc. (formerly CDRSVM Topco, Inc.) (“Holdings”) and CDRSVM Acquisition Co., Inc., an indirect wholly owned subsidiary of Holdings (“Acquisition Co.”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Co. would merge with and into ServiceMaster, with ServiceMaster as the surviving corporation (the “Merger”).

On July 24, 2007 (the “Closing Date”), the Merger was completed, and each issued and outstanding share of ServiceMaster common stock, other than shares held by ServiceMaster or Holdings or its subsidiaries and shares held by stockholders who validly perfected their appraisal rights under Delaware law, was converted into the right to receive $15.625 in cash (the “Merger Consideration”). Each share of ServiceMaster common stock owned by ServiceMaster, Holdings or Acquisition Co. or any of their respective direct or indirect wholly-owned subsidiaries was cancelled and retired, and no consideration was paid in exchange for it.

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

Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million senior unsecured interim loan facility, (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility.

In connection with the Acquisition, the Merger and the related transactions (the “Transactions”), ServiceMaster refinanced certain of its existing indebtedness, including ServiceMaster’s $179.0 million, 7.875% notes due August 15, 2009 (the “2009 Notes”). On the Closing Date, the 2009 Notes were called for redemption and they were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster’s $49.2 million, 6.95% notes due August 15, 2007 (the “2007 Notes”).

See Note 14 for a description of the Company’s indebtedness.

Upon consummation of the Merger, ServiceMaster delisted its shares of common stock from the New York Stock Exchange (the “NYSE”) and deregistered under Section 12 of the Securities Exchange Act of 1934. The last day of trading of The ServiceMaster Company common stock on the NYSE was July 24, 2007.

Although The ServiceMaster Company continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceeding the Merger and the period succeeding the Merger, respectively. The Company refers to the operations of The ServiceMaster Company for both the Predecessor and Successor periods. The condensed consolidated statements of financial position as of September 30, 2007 and the condensed consolidated statements of operations and cash flows for the period July 25, 2007 to September 30, 2007 reflect the financial position and operations of the Successor. The condensed consolidated statements of financial position as of December 31, 2006, the condensed consolidated statements of operations for the period July 1, 2007 to July 24, 2007, the period January 1, 2007 to July 24, 2007 and the three and nine months ended September 30, 2006 and the condensed consolidated statements cash flows for the nine months ended September 30, 2006 reflect the operations of the Predecessor.

As a result of the consummation of the Merger, the condensed consolidated financial statements for the period after July 24, 2007 are presented on a different basis than that for periods before July 25, 2007, as a result of the application of purchase accounting as of July 25, 2007 and, therefore, are not comparable to prior periods. The purchase price of the Company has been preliminarily allocated to the assets and liabilities acquired based on their estimated fair market value at July 24, 2007. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill.

The Company incurred certain costs related to the Merger that are presented as “Merger related expenses” in the Condensed Consolidated Statements of Operations and are recorded in the Other Operations and Headquarters business segment. During the Predecessor period from July 1, 2007 through July 24, 2007, the Company recorded Merger related costs of $36.1 million ($29.0 million, after-tax). During the Predecessor period from January 1, 2007 to July 24, 2007, the Company recorded Merger related costs of $41.4 million ($33.8 million, after-tax). In the Successor period from July 25, 2007 to September 30, 2007, the Company recorded Merger related costs of $0.5 million ($0.4 million, after-tax). The Merger related costs include investment banking, accounting, legal and other costs associated with the Merger.

Note 4: We have accounted for the Merger in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, which requires the cost of the Transactions to be allocated to the assets and liabilities of the Company based on fair value. The Merger and the allocation of the purchase price have been recorded as of July 25, 2007. The sources and uses of funds in connection with the Transactions are summarized below (in millions):

Sources
Equity Sponsors contribution	$1,431
Senior unsecured interim loan facility	1,150
Senior secured term loan facility	2,650

Total sources	$5,231

Uses
Purchase price	$4,758
Transaction fees and other expenses	132

Acquisition of ServiceMaster	4,890
Debt issuance costs	101
Refinancing of existing indebtedness	240

Total uses	$5,231

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the net tangible and intangible assets acquired was recorded as goodwill. As of September 30, 2007, the Company has recorded purchase accounting adjustments to increase the carrying value of property, to establish intangible assets for trade names, service marks and trademarks (“trade names”), customer relationships, franchise agreements, backlog and lease commitments, among other things, as well as to reduce to fair value deferred revenue and deferred customer acquisition costs.

Allocation of the purchase price for the Merger of the Company was based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property and equipment, intangible assets, operating leases, transaction costs and deferred income taxes. Revisions to the preliminary purchase price allocation will be made as additional information becomes available and such revisions could be material. The Company expects to finalize the allocation of the purchase price during the fourth quarter of 2007.

The purchase price has been allocated on a preliminary basis as follows:

(In millions)
Purchase consideration	$4,890
Debt premium payment	11
Net assets acquired (historical basis)	(1,262)

Purchase price in excess of historical assets	$3,639

Identifiable intangible assets:
Trade names	$2,484
Customer relationships	653
Franchise agreements	88
Backlog	68
Subcontractor and realtor network	10
Favorable lease commitments	10
Software	17

Total identifiable intangible assets	3,330
Eliminate historical basis of identifiable intangible assets	(249)

Net adjustment to identifiable intangible assets	3,081
Goodwill	1,374
Current assets (deferred customer acquisition costs)	(68)
Current liabilities (primarily deferred revenue adjustment)	99
Fixed assets	25
Fair value adjustment to existing debt	99
Historical debt issuance fees written off	(16)
Deferred taxes	(958)
Other	3

Allocation of purchase price in excess of historical assets	$3,639

Goodwill and most trade names are indefinite-lived intangible assets. As a result, goodwill and indefinite-lived trade names will not be amortized but will be evaluated for impairment at least annually.

The following table summarizes the estimated useful lives of the finite lived intangible assets and the amortization expense recorded in the Successor period July 25, 2007 to September 30, 2007:

(In thousands)	Estimated useful life	Amortization Expense in the Successor Period July 25, 2007 to September 30, 2007

Trade names(1)	5 to 10 years	$548
Customer relationships	1 to 8 years (2)	27,917
Franchise agreements	23 to 25 years (2)	2,182
Backlog	6 months	25,263
Sub-contractor and realtor network	7 to 10 years	308
Favorable lease commitments	5 years	447
Software	7 years	450

		$57,115

(1)	Approximately $2,468 million of trade names have indefinite lives and $16 million of trade names have the finite lives presented above.

(2)

Customer relationships and franchise agreements are amortized in proportion to the amount and timing of cash flows expected to be received over the anticipated period of the customer relationship or duration of the franchise agreement.

The following pro forma results of operations assume that the Transactions had occurred at the beginning of the respective periods and are adjusted for the impact of certain acquisition related items, such as:

additional amortization of identified intangible assets, increased interest expense on acquisition debt, and the related income tax effects. Merger related charges are not included as they would have been incurred prior to the Transaction closing. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on that date, or of the results that may be obtained in the future.

(In thousands)	Three Months Ended Sept. 30, 2007	Three Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2006

Operating revenue	$951,550	$936,508	$2,631,938	$2,581,901
Operating income	20,046	17,194	44,156	40,261
Interest expense, net	112,399	102,288	296,312	290,196
Loss from continuing operations	(53,928)	(49,786)	(143,826)	(152,678)

Note 5: The 2007 results include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its corporate headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in November 2007. As previously disclosed, the Company expects to incur incremental costs, including employee retention, severance, recruiting and related costs, in connection with the corporate headquarters consolidation plan in the range of $30 to $35 million through the end of 2007. Almost all such costs will be cash expenditures. In accordance with GAAP, these costs are being expensed throughout the transition period. These charges totaled $1.6 million pretax ($1.0 million after-tax) for the Predecessor period July 1, 2007 to July 24, 2007, $16.9 million pretax ($10.5 million after-tax) for the Predecessor period January 1, 2007 to July 24, 2007 and $5.4 million pretax ($3.4 million after-tax) for the Successor period July 25, 2007 to September 30, 2007. The 2007 results also include restructuring charges related to organizational changes made within the TruGreen LandCare operations, primarily related to costs to exit leases and severance. These charges totaled $2.8 million pretax ($1.8 million after-tax) for the Successor period July 25, 2007 to September 30, 2007. The Company expects the charges related to the TruGreen LandCare operations to total approximately $7 million pretax, with the balance to be recognized in the fourth quarter of 2007. There were no such charges incurred in the Predecessor periods.

The Company has change in control severance agreements with certain of its officers. These agreements generally provide, among other things, for severance pay and other benefits to the officer if, within two years following a change in control of ServiceMaster, the officer’s employment is terminated by the Company other than for cause or is terminated by the officer for good reason. The completion of the Merger constitutes a change of control for purposes of these agreements. The financial results through September 30, 2007 include severance and retention costs for certain officers in the Company’s Downers Grove, Illinois office whose employment has been or will be terminated due to the consolidation of the corporate headquarters into the Memphis, Tennessee operations support center. The consummation of the Merger resulted in additional severance costs and other benefits that were due under the change in control severance agreements for these officers. These additional costs, as well as change in control severance costs and other benefits due to certain terminated officers of the Company’s Memphis, Tennessee operations support center totaled $34 million pretax. This $34 million is not included in the statements of operations of the Predecessor or Successor, rather it is reflected as a cost of the acquisition as presented in Note 3. These costs are incremental to the costs described in the preceding paragraph. Approximately $8 million was paid in the third quarter of 2007 and the remaining amount will be paid during the fourth quarter of 2007 and the first quarter of 2008.

The 2006 restructuring charges related to Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas. These charges totaled $0.9 million pretax ($0.5 million after-tax) for the three months ended September 30, 2006 and

$10.7 million pretax ($6.5 million after-tax) for the nine months ended September 30, 2006. All the restructuring costs associated with Project Accelerate were recognized and paid in 2006.

The pretax charges discussed above are reported in the “Restructuring charges” line in the Condensed Consolidated Statements of Operations. The charges related to the organizational changes within the TruGreen LandCare operations are recorded in the TruGreen LandCare business segment and the charges related to the headquarters consolidation and Project Accelerate are recorded in the Other Operations and Headquarters business segment.

Note 6: The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed since year-end, or since the first nine months of 2006.

Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon monthly contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (the proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenues from the Company’s commercial disaster response and reconstruction projects are recognized using the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Revenues from trade name licensing arrangements are recognized when earned. The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue) consists principally of monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of franchises. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Franchise fee profits comprised 15 percent, seven percent and 10 percent of the consolidated operating income, before headquarters overhead, restructuring charges and Merger related expenses and purchase accounting for the Predecessor period, July 1, 2007 to July 24, 2007, the Successor period July 25, 2007 to September 30, 2007 and the Predecessor three month period ended September 30, 2006, respectively. Franchise fee profits comprised 12 percent, seven percent and 10 percent of the consolidated operating income, before headquarters overhead, restructuring charges and Merger related expenses and purchase accounting for the Predecessor period, January 1, 2007 to July 24, 2007, the Successor period July 25, 2007 to September 30, 2007 and the Predecessor nine month period ended September 30, 2006, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s consolidated financial statements for all periods.

The Company had $393 million and $442 million of deferred revenue at September 30, 2007 and December 31, 2006, respectively. The deferred revenue balance as of September 30, 2007 includes a $95 million reduction related to recording deferred revenue at fair value in connection with applying purchase accounting. Deferred revenue consists primarily of payments received for annual contracts relating to home warranty, termite baiting, pest control and lawn care services. The revenue related to these services is recognized over the contractual period as the direct costs are incurred, such as when the services are performed or claims are incurred.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs were reduced to fair value in connection with applying purchase accounting.

TruGreen LawnCare has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen LawnCare defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed primarily in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. These deferred costs were reduced to fair value in connection with applying purchase accounting. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These costs are deferred and recognized approximately in proportion to revenue over the balance of the year, and are not deferred beyond the calendar year-end.

The cost of direct-response advertising at Terminix and TruGreen LawnCare, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits.

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from the actual results. Disclosures in the 2006 Annual Report presented the significant areas that require the use of management’s estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; work-in-process balances related to commercial disaster response and reconstruction projects; useful lives for depreciation and amortization expense; and the valuation of tangible and intangible assets. As part of applying purchase accounting related to the Merger, the Company has established useful lives for depreciable and amortizable assets and assigned fair values to its tangible and intangible assets. In 2007, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates, except for the impacts of applying purchase accounting.

The receivable balance at September 30, 2007 includes approximately $46 million of InStar receivables (including approximately $17 million of work-in-process that has not yet been billed). InStar’s receivables include hurricane disaster recovery work performed in New Orleans, southern Florida and other hurricane-affected areas in late 2005 and 2006. The Company has accounts receivable from customers that were insured by a family of insurance companies in Florida that are insolvent, and whose claims are now being administered by the Florida Insurance Guaranty Association (“FIGA”). The net receivable balance due from FIGA insured customers is not material to the Company’s consolidated financial statements. The Company expects that collection of certain of InStar’s receivables, potentially including certain of those administered by FIGA, will be significantly delayed and require or involve litigation. While InStar has a history of recovering amounts related to its disaster recovery projects, the current circumstances increase the uncertainties in estimating the amounts recoverable on certain projects. The consolidated allowance for doubtful accounts at September 30, 2007 included approximately $9 million related to InStar’s accounts receivable. Such allowance reflects management’s best estimate of the amounts that will not be collected. If the estimated amounts recoverable on the projects change from the amounts currently recorded, these differences will be recognized as income or loss when the change in estimate is made. Such changes, if any, are not expected to be material to the Company’s consolidated financial statements.

Note 7: The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company has both self-insured retention limits and layers of excess insurance coverage above such self-insured retention limits that is insured by third parties. The Company is required to pay all claims that fall below the retention limits. As of September 30, 2007 and 2006, the Company had total accrued self-insured claims of $162 million and $172 million, respectively. During the Predecessor period January 1, 2007 to July 24, 2007, the Successor period July 25, 2007 to September 30, 2007 and the Predecessor nine month period ended September 30, 2006, the Company recorded provisions for claims totaling $29 million, $8 million, and $44 million, respectively, and the Company paid claims totaling $33 million, $8 million, and $45 million, respectively. The Company uses historical claims experience and an independent, national actuarial firm to establish both the current year accrual and the underlying provision for future losses. The actuarially determined provision and related accrual include consideration of both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

Accruals for warranty claims in the American Home Shield business are made based on the Company’s claims experience and independent actuarial projections. Termite damage claim accruals are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

Note 8: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Such circumstances could include actual earnings being significantly below management’s estimates. The Company’s annual assessment date is October 1.

The table below summarizes the goodwill and intangible asset activity and balances:

	Predecessor

(In thousands)	As of December 31, 2006	Additions (1)	Amorti- zation	As of July 24, 2007

Non-amortizable Assets:
Goodwill	$1,648,258	$26,775	$—	$1,675,033
Trade names & other	215,493	—	—	215,493

Amortizable Assets:
Other intangible assets	80,098	5,935	—	86,033
Accumulated amortization(1)	(46,374)	—	(6,448)	(52,822)

Net other intangibles	33,724	5,935	(6,448)	33,211

Total	$1,897,475	$32,710	$(6,448)	$1,923,737

(1)

During the first quarter of 2007, the Company completed the purchase price allocation for the acquisition of InStar, and goodwill related to this acquisition increased by approximately $1.1 million, primarily based upon the receipt of additional information regarding the fair values of certain pre-acquisition contingencies. The remaining increase in goodwill and intangible assets primarily relates to tuck-in acquisitions completed by Terminix and TruGreen LawnCare from January 1, 2007 through July 24, 2007.

	Successor

(In thousands)	As of July 25, 2007 (1)	Additions (2)	Amorti- zation	As of Sept. 30, 2007

Non-amortizable Assets:
Goodwill	$3,049,597	$3,140	$—	$3,052,737
Trade names & other	2,470,200	—	—	2,470,200

Amortizable Assets:
Other intangible assets	859,477	1,099	—	860,576
Accumulated amortization	—	—	(57,115)	(57,115)

Net other intangibles	859,477	1,099	(57,115)	803,461

Total	$6,379,274	$4,239	$(57,115)	$6,326,398

(1)	Acquisition of ServiceMaster.

(2)	Primarily relates to tuck-in acquisitions completed by Terminix and TruGreen LawnCare from July 25, 2007 through September 30, 2007.

The estimated amortization expense of intangible assets through 2011 has been updated to reflect the Transactions. Since the allocation of the purchase price is preliminary and subject to finalization of independent appraisals and evaluation of additional information, the estimated annual amortization expense will continue to be updated as the appraisals are finalized and the additional information is evaluated. Based on preliminary valuation data and amounts recorded at September 30, 2007, total estimated amortization expense of all acquisition-related intangible assets during the period July 25, 2007 through December 31, 2007 and for fiscal years 2008 through 2011 follows (in thousands):

July 25, 2007 through December 31, 2007	$131,053
2008	174,475
2009	158,108
2010	130,521
2011	80,945

The table below presents goodwill balances by segment:

	Successor	Predecessor

(In thousands)	As of September 30, 2007	As of December 31, 2006

TruGreen LawnCare	$1,139,455	$740,249
TruGreen LandCare	48,170	—
Terminix	1,317,216	705,870
American Home Shield	349,646	86,918
Other Operations & Headquarters	198,250	115,221

Total	$3,052,737	$1,648,258

Note 9: Prior to the Merger, the Company had minority investors in Terminix. On June 4, 2007, these minority equity interests were converted into eight million shares of ServiceMaster common stock and the minority interest balance in the Condensed Consolidated Statements of Financial position was reduced to zero. As a result of the Merger the eight million shares of ServiceMaster common stock that were issued were converted into the right to receive $15.625 in cash per the Merger Consideration.

Note 10: Prior to the Merger, the Company maintained a shareholder approved incentive plan that allowed for the issuance of equity-based compensation awards, including stock options, stock appreciation rights, share grants, restricted stock awards and restricted stock unit awards (“Share Plan”). For purposes of this

Note 10, the Company’s stock options and stock appreciation rights are collectively called “option(s)”. The Share Plan was terminated upon the consummation of the Merger.

Total pretax option expense for the Predecessor period July 1, 2007 to July 24, 2007 and the Predecessor three month period ended September 30, 2006 was approximately $0.2 million and $1.8 million, respectively, and the income tax benefits recognized for these awards were approximately $0.1 million and $0.7 million, respectively. For the Predecessor period January 1, 2007 to July 24, 2007 and the Predecessor nine month period ended September 30, 2006, total pretax option expense was approximately $1.7 million and $5.1 million, respectively, and the income tax benefits recognized for these awards were approximately $0.7 million and $2.0 million, respectively.

Total pretax restricted stock compensation expense for the Predecessor period July 1, 2007 to July 24, 2007 and the Predecessor three month period ended September 30, 2006 was approximately $0.2 million and $1.1 million, respectively, and the income tax benefits recognized for these awards was approximately $0.1 million and $0.4 million, respectively. For the Predecessor period January 1, 2007 to July 24, 2007 and the Predecessor nine month period ended September 30, 2006, total pretax restricted stock expense was approximately $1.7 million and $3.3 million, respectively, and the income tax benefits recognized for these awards were approximately $0.7 million and $1.3 million, respectively.

The Company did not issue stock options, stock appreciation rights, share grants, restricted stock awards or restricted stock unit awards during the Predecessor period January 1, 2007 to July 24, 2007. Due to provisions in the Share Plan that allowed for the cash settlement of equity awards upon a change in control of the Company, the Company recorded a charge of $46 million pretax for the reclassification of the awards from equity awards to liability awards. Additionally, the Merger resulted in the accelerated vesting of previously unvested equity awards, for which the Company recorded a charge of $12 million pretax. These charges were not included in the statements of operations of the Predecessor or Successor, rather they were reflected as a cost of the acquisition.

Note 11: In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the Predecessor period January 1, 2007 to July 24, 2007, the Successor period July 25, 2007 to September 30, 2007, and the Predecessor nine months ended September 30, 2006 is presented in the following table:

	Successor	Predecessor	Predecessor

(In thousands) Cash paid for or (received from):	July 25, 2007 to Sept. 30, 2007	Jan. 1, 2007 to July 24, 2007	Nine months Ended Sept. 30, 2006

Interest expense	$50,198	$27,387	$54,673
Interest and investment income	(4,102)	(27,628)	(19,486)
Income taxes, net of refunds (1)	2,978	17,363	26,644

(1) Income tax payments for the Predecessor nine months ended September 30, 2006 include payments of $5 million relating to the resolution of the 2003 and 2004 audits.

Cash received from interest and investment income primarily reflects investment income and gains realized on the investment portfolio at American Home Shield.

Note 12: Total comprehensive income (loss) was $83 million for the Predecessor period January 1, 2007 to July 24, 2007, ($20) million for the Successor period July 25, 2007 to September 30, 2007 and $130 million for the Predecessor nine months ended September 30, 2006. Total comprehensive income primarily includes net income, changes in unrealized gains and losses on marketable securities and foreign currency translation balances.

Note 13: The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen LawnCare and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding LLC. ServiceMaster Funding LLC has entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third-party purchasers. ServiceMaster Funding LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the Predecessor period January 1, 2007 to July 24, 2007, the Successor period July 25, 2007 to September 30, 2007 and the Predecessor nine months ended September 30, 2006, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future, which would provide an alternative funding source. The agreement is a 364-day facility that is renewable annually at the option of ServiceMaster Funding LLC, with a final termination date of July 17, 2012. The Company may sell up to $70 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will, at times, limit the amount available to the Company.

Note 14: Total debt was $4,139 million at September 30, 2007. Long-term debt at September 30, 2007 and December 31, 2006 is summarized in the following table:

	Successor		Predecessor

(In thousands)	September 30, 2007		December 31, 2006

Senior secured term loan facility maturing in 2014	$2,643,375		$—
Senior unsecured interim loan facility maturing in 2008	1,150,000		—
6.95% senior notes maturing in 2007	—		49,225
7.88% senior notes maturing in 2009	—		179,000
7.10% senior notes maturing in 2018	59,291	(1)	79,473
7.45% senior notes maturing in 2027	141,841	(1)	195,000
7.25% senior notes maturing in 2038	58,005	(1)	82,650
Other	86,208		122,052
Less current portion	(20,239)		(21,549)

Total long-term debt	$4,118,481		$685,851

(1)

The decrease from the balance at December 31, 2006 reflects fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above. Additionally, interest expense includes the amortization of capitalized debt issuances costs related to the Merger.

In connection with the completion of the Transactions, the Company (i) entered into a new $2,650 million senior secured term loan facility (the “Senior Term Loan Facility”), (ii) entered into a new $1,150 million senior unsecured interim loan facility, (iii) entered into a new $500 million senior secured revolving credit facility, and (iv) entered into a new synthetic letter of credit facility in an aggregate principal amount of $150 million. Additionally, the Company repaid certain of its existing indebtedness, including the 2009 Notes. The 2009 Notes were called for redemption on the Closing Date and were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities described below to repay at maturity the 2007 Notes. The debt issuance costs related to the Merger have been capitalized and these costs are being amortized to interest expense over the term of the underlying debt. The debt issue costs at December 31, 2006 of approximately $17 million have been reclassified out of long-term debt to provide consistency with the 2007 presentation.

(a) Term Facilities

On the Closing Date, in connection with the completion of the Merger, Acquisition Co. entered into the Term Facilities. The rights and obligations of Acquisition Co. under the Term Facilities were assumed by ServiceMaster on the Closing Date of the Merger.

The Term Facilities consist of (1) the Senior Term Loan Facility providing for term loans in an aggregate principal amount of $2,650 million, and (2) a pre-funded synthetic letter of credit facility in an aggregate principal amount of $150 million. As of September 30, 2007, the Company had issued approximately

$141 million of letters of credit, resulting in unused commitments under the synthetic letter of credit facility of approximately $9 million.

The Term Facilities will mature on July 24, 2014. The interest rates applicable to the loans under the Term Facilities are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster’s option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of September 30, 2007 – 2.75%), or (ii) an alternate base rate, plus a borrowing margin (as of September 30, 2007 – 1.75%). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Term Facilities agreement) for the previous fiscal quarter.

In August 2007, the Company entered into three, 3-year interest rate swap agreements, effective September 4, 2007. The total notional amount of the agreements was $530 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 5.05% on the $530 million notional amount and the Company will receive a floating rate of interest (based on the one month LIBOR) on the notional amount. Therefore, the effective interest rate for $530 million of the term loans is fixed at approximately 7.80%, including the borrowing margin described above. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company’s interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

(b) Interim Loan Facility

On the Closing Date, in connection with the completion of the Merger, Acquisition Co. entered into a $1.15 billion senior unsecured interim loan credit agreement, dated July 24, 2007 (the “Interim Loan Facility”). The rights and obligations of Acquisition Co. under the Interim Loan Facility were assumed by ServiceMaster on the Closing Date of the Merger.

The Interim Loan Facility will mature on July 24, 2008. On the maturity date (or at the election of the Company following the completion of a standard high yield road show after which no senior notes to refinance in whole or part the Interim Loan Facility loans were issued) outstanding amounts under the Interim Loan Facility shall be converted into 10.75%/11.50% senior toggle notes due 2015 (“Permanent Notes”). The Permanent Notes would be issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster would enter into a registration rights agreement to be dated the date of the issuance of the Permanent Notes, pursuant to which ServiceMaster will be required to file a shelf registration statement (or, at ServiceMaster’s option, an exchange offer registration statement) with respect to the Permanent Notes.

ServiceMaster may, at its option prior to the start of any interest period (three month interest period for loans under the Interim Loan Facility and six month interest period for Permanent Notes) through July 2011, elect to pay interest on the Interim Loan Facility entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding loans (“PIK Interest”), or 50% as Cash Interest and 50% as PIK Interest. Interest for the first interest period was paid entirely as Cash Interest in October 2007. The Company has elected to pay the interest for the second interest period due in January 2008 entirely as Cash Interest.

The interest rates applicable to the loans under the Interim Loan Facility are based on a fluctuating rate of interest measured by reference to an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of September 30, 2007 – 4.50%) and, in the case of PIK Interest, an additional PIK margin of 0.75%. If the borrowings under the Interim Loan Facility are not repaid in whole within the six-month period following the Closing Date, the borrowing margin will increase by 0.50% per annum at the end of such six-month period and shall increase by an additional 0.50% per annum at the end of each three-month period thereafter until, but excluding, the maturity date, provided, however, that such interest rate shall not exceed 10.75% in the case of Cash Interest or 11.50% in the case of PIK Interest.

(c) Revolving Credit Facility

On the Closing Date, in connection with the completion of the Merger, ServiceMaster entered into a credit agreement, dated July 24, 2007 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit of up to a maximum aggregate principal amount of $500 million. The Revolving Credit Facility limits outstanding letters of credit to $75 million. There were no amounts outstanding under the Revolving Credit Facility on September 30, 2007.

The final maturity date of the Revolving Credit Facility is July 24, 2013. The interest rates applicable to the loans under the Revolving Credit Facility will be based on a fluctuating rate of interest measured by reference to either, at the borrower’s option, (1) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of September 30, 2007 – 2.75%), or (2) an alternate base rate, plus a borrowing margin (as of September 30, 2007 – 1.75%). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Revolving Credit Agreement) for the previous fiscal quarter.

The agreements governing the Term Facilities, the Interim Loan Facility and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at September 30, 2007.

Note 15: The financial statement caption “discontinued operations” includes American Residential Services (ARS) and American Mechanical Services (AMS). The ARS/AMS operations provided heating, ventilation, air conditioning (HVAC), plumbing and electrical installation and repair. In the first quarter of 2006, the Company recorded a $25 million after-tax provision for expected losses on the disposition of certain ARS/AMS properties. In the third quarter of 2006, the Company completed the sales of ARS and AMS. As part of the ARS and AMS sale agreements, the Company continues to be obligated to third parties with respect to operating leases for which the Company has been released as being the primary obligor, as well as certain real estate leased and operated by the buyers. The Company’s obligations under these agreements may be limited in terms of time and or amount, and in some cases, the Company may have recourse against the buyers for any potential future payments made by the Company. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

In addition, the Company has guarantees on certain bonds issued by the divested companies, primarily performance and license type bonds. The maximum payments the Company could be required to make if the buyers are unable to fulfill their obligations is approximately $20 million at September 30, 2007. Approximately 60 percent of the bonds expire during 2007, with the remaining bonds expiring primarily through 2008. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s business, financial condition or results of operations.

The operating results and financial position of discontinued operations are as follows:

	Successor	Predecessor	Predecessor

(In thousands)	July 25, 2007 to Sept. 30, 2007	July 1, 2007 to July 24, 2007	Three months Ended Sept. 30, 2006

Operating revenue	$—	$—	$141,396

Operating income (loss)	$(111)	$(76)	$12,007

Provision (benefit) for income taxes	(42)	(29)	4,794

(Loss) on sale, net of tax	—	—	(741)

Income (loss) from discontinued operations	$(69)	$(47)	$6,472

	Successor	Predecessor	Predecessor

(In thousands)	July 25, 2007 to Sept. 30, 2007	January 1, 2007 to July 24, 2007	Nine months Ended Sept. 30, 2006

Operating revenue	$—	$—	$518,830

Operating income (loss)	$(111)	$326	$13,396
Impairment charge	—	—	(42,000)

Pretax income (loss)	(111)	326	(28,604)

Provision (benefit) for income taxes	(42)	125	(11,693)

(Loss) on sale, net of tax	—	—	(741)

Income (loss) from discontinued operations	$(69)	$201	$(17,652)

	Successor	Predecessor

(In thousands)	As of September 30, 2007	As of December 31, 2006

Current assets	$354	$2,343

Total assets	$354	$2,343

Current liabilities	$4,223	$7,644
Long-term liabilities	7,709	7,541

Total liabilities	$11,932	$15,185

The following tables summarize the activity for the Predecessor period, January 1, 2007 to July 24, 2007 and the Successor period, July 25, 2007 to September 30, 2007 for the remaining liabilities from discontinued operations. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

	Predecessor

(In thousands)	Balance at December 31, 2006	Cash Payments or Other	Balance at July 24, 2007

Liabilities from ARS/AMS	$4,301	$1,976	$2,325
Liabilities from other discontinued operations	10,884	546	10,338

Total liabilities from discontinued operations	$15,185	$2,522	$12,663

	Successor

(In thousands)	Balance at July 25, 2007	Cash Payments or Other	Balance at Sept. 30, 2007

Liabilities from ARS/AMS	$2,325	$262	$2,063
Liabilities from other discontinued operations	10,338	469	9,869

Total liabilities from discontinued operations	$12,663	$731	$11,932

Note 16: The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $0.8 million increase in the liability for certain tax items and a corresponding reduction to the January 1, 2007 balance of retained earnings. As of September 30, 2007, the Company has $18.8 million of tax items primarily reflected in state tax returns that have not been recognized for financial reporting (“unrecognized tax benefits”). If recognized, the benefit of $13.1 million, net of federal and state tax effects, would be recorded as a purchase accounting adjustment to goodwill.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months. As a result of the closing of certain state audits and the expiration of statutes of limitation on certain state tax returns, the Company recognized approximately $7.0 million ($4.5 million, net of federal and state tax effects) of its unrecognized tax benefits during the Predecessor period January 1, 2007 to July 24, 2007.

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

The Company’s policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the Predecessor period July 1, 2007 to July 24, 2007, the Predecessor period January 1, 2007 to July 24, 2007 and the Successor period July 25, 2007 to September 30, 2007 the Company recognized interest income of approximately $10 thousand, $0.8 million and $10 thousand, respectively, through the tax provision, primarily as a result of the expiration of the statute of limitations on certain tax positions. As of September 30, 2007, the Company had accrued for the payment of interest and penalties of approximately $3.1 million ($1.9 million, net of federal and state tax effects).

Note 17: The business of the Company is conducted through five reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield and Other Operations and Headquarters. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscape maintenance services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover heating, ventilation and air conditioning, plumbing and other home systems and appliances. The Other Operations and Headquarters segment includes InStar Services Group, a direct provider of commercial disaster response and reconstruction services as well as the franchised and Company-owned operations of ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids, which provide primarily residential disaster restoration, commercial cleaning, carpet and upholstery cleaning, home inspection services, furniture repair and maid services. The Other Operations and Headquarters segment also includes the Company’s headquarters operations, which provide various technology, marketing, human resources, finance, legal and other support services to the business units. Segment information is presented in the following tables.

	Successor	Predecessor	Predecessor

(In thousands)	July 25, 2007 to Sept. 30, 2007	July 1, 2007 to July 24, 2007	Three months ended Sept. 30, 2006

Operating Revenue:
TruGreen LawnCare	$273,485	$88,927	$342,375
TruGreen LandCare	76,325	26,914	116,383
Terminix	201,087	72,200	269,213
American Home Shield	99,389	50,134	164,405
Other Operations and Headquarters	52,783	17,157	79,060

Total Operating Revenue	$703,069	$255,332	$971,436

Operating Income (Loss):
TruGreen LawnCare	$48,027	$14,436	$67,033
TruGreen LandCare (1)	(4,434)	(146)	(1,138)
Terminix	21,661	2,101	31,512
American Home Shield	(4,327)	8,283	20,506
Other Operations and Headquarters (1)	(14,566)	(42,200)	(7,785)

Total Operating Income (Loss) (1), (2)	$46,361	$(17,526)	$110,128

(1)

Total Operating Income (Loss) includes restructuring and Merger related expenses of $8.7 million for the Successor period July 25, 2007 to September 30, 2007 and $37.7 million for the Predecessor period July 1, 2007 to July 24, 2007, and the Predecessor period three months ended September 30, 2006 includes restructuring charges of $0.9 million.

These restructuring charges and Merger related expenses are included in the operating income (loss) of the Other Operations and Headquarter segment, with the exception of $2.8 million of restructuring costs for the Successor period July 25, 2007 to September 30, 2007 that are included in the TruGreen LandCare segment.

(2)	Presented below is a reconciliation of total segment operating income (loss) to income (loss) from continuing operations before income taxes.

	Successor	Predecessor	Predecessor

(In thousands)	July 25, 2007 to Sept. 30, 2007	July 1, 2007 to July 24, 2007	Three months ended Sept. 30, 2006

Segment Operating Income (Loss)	$46,361	$(17,526)	$110,128
Non-operating expense (income):
Interest expense	78,266	3,502	16,081
Interest and investment income, net	(3,890)	(2,440)	(7,136)
Minority interest and other expense, net	102	11	2,066

Income (Loss) from Continuing Operations before Income Taxes	$(28,117)	$(18,599)	$99,117

	Successor	Predecessor	Predecessor

(In thousands)	July 25, 2007 to Sept. 30, 2007	Jan. 1, 2007 to July 24, 2007	Nine months ended Sept. 30, 2006

Operating Revenue:
TruGreen LawnCare	$273,485	$597,147	$837,069
TruGreen LandCare	76,325	242,154	334,236
Terminix	201,087	645,700	830,487
American Home Shield	99,389	331,361	440,801
Other Operations and Headquarters	52,783	161,441	215,854

Total Operating Revenue	$703,069	$1,977,803	$2,658,447

Operating Income (Loss):
TruGreen LawnCare	$48,027	$75,656	$128,008
TruGreen LandCare (1)	(4,434)	(2,206)	(5,545)
Terminix	21,661	109,461	124,728
American Home Shield	(4,327)	35,582	54,104
Other Operations and Headquarters (1)	(14,566)	(82,504)	(24,812)

Total Operating Income (1), (2)	$46,361	$135,989	$276,483

(1)

Total Operating Income (Loss) includes restructuring and Merger related expenses of $8.7 million for the Successor period July 25, 2007 to September 30, 2007 and $58.4 million for the Predecessor period January 1, 2007 to July 24, 2007, and the Predecessor period nine months ended September 30, 2006 includes restructuring charges of $10.7 million. These restructuring charges and Merger related expenses are included in the operating income (loss) of the Other Operations and Headquarter segment, with the exception of $2.8 million of restructuring costs for the Successor period July 25, 2007 to September 30, 2007 that are included in the TruGreen LandCare segment.

(2)	Presented below is a reconciliation of total segment operating income to income (loss) from continuing operations before income taxes.

	Successor	Predecessor	Predecessor

	July 25, 2007	January 1, 2007	Nine
	to	to	months ended
(In thousands)	Sept. 30, 2007	July 24, 2007	Sept. 30, 2006

Segment Operating Income (Loss)	$46,361	$135,989	$276,483
Non-operating expense (income):
Interest expense	78,266	31,681	46,604
Interest and investment income, net	(3,890)	(28,624)	(18,685)
Minority interest and other expense, net	102	3,532	6,189

Income (Loss) from Continuing Operations before Income Taxes	$(28,117)	$129,400	$242,375

	Successor	Predecessor

	As of	As of
(In thousands)	September 30, 2007	December 31, 2006

Identifiable Assets:
TruGreen LawnCare	$2,269,932	$932,584
TruGreen LandCare	180,395	93,575
Terminix	2,641,423	909,984
American Home Shield	1,137,018	593,293
Other Operations & Headquarters	1,533,994	602,662
Discontinued Operations	354	2,343

Total Identifiable Assets	$7,763,116	$3,134,441

Note 18: In the ordinary course of conducting its business activities, the Company becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability and employment actions as well as a small number of environmental proceedings.

The Company and/or its subsidiaries are currently defendants in various wage and hour putative class/collective actions that allege violations of certain wage and hour laws which have allegedly resulted in the underpayment of certain current and/or former employees. These matters generally are in the early, largely pre-discovery stages of arbitration and/or litigation and are being defended by the Company. The Company has established reserves for these actions that it believes are adequate based on existing facts and circumstances. The Company does not expect that the outcome of any of these proceedings will have a material adverse effect on its financial position, annual results of operations or liquidity. However, as with any pending litigation, the ultimate results cannot be known at this time and thus no assurances as to their outcomes can be given.

Note 19: In connection with the Transactions, the Company paid the Equity Sponsors and certain affiliates thereof approximately $80 million in fees and expenses for financial and transaction structuring advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. This amount has been included in the total purchase price of the Merger. Also in connection with the Transactions, the Company entered into a consulting agreement with Clayton, Dubilier & Rice, Inc. (“CD&R”) under which CD&R will provide the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2 million. This fee is payable quarterly. The Company recorded management fees of $0.4 million for the Successor period July 25, 2007 to September 30, 2007. The consulting agreement also provides that CD&R may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER AGREEMENT

On March 18, 2007, ServiceMaster entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ServiceMaster Global Holdings, Inc. (formerly CDRSVM Topco, Inc.) (“Holdings”) and CDRSVM Acquisition Co., Inc., an indirect wholly owned subsidiary of Holdings (“Acquisition Co.”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Co. would merge with and into ServiceMaster, with ServiceMaster as the surviving corporation (the “Merger”).

On July 24, 2007 (the “Closing Date”), the Merger was completed, and each issued and outstanding share of ServiceMaster common stock, other than shares held by ServiceMaster or Holdings or its subsidiaries and shares held by stockholders who validly perfected their appraisal rights under Delaware law, was converted into the right to receive $15.625 in cash (the “Merger Consideration”). Each share of ServiceMaster common stock owned by ServiceMaster, Holdings or Acquisition Co. or any of their respective direct or indirect wholly-owned subsidiaries was cancelled and retired, and no consideration was paid in exchange for it.

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

Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million senior unsecured interim loan facility (“Interim Loan Facility”), (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility.

In connection with the Merger and the related transactions (the “Transactions”), ServiceMaster refinanced certain of its existing indebtedness, including ServiceMaster’s $179.0 million, 7.875% notes due August 15, 2009 (the “2009 Notes”). On the Closing Date, the 2009 Notes were called for redemption and they were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster’s $49.2 million, 6.95% notes due August 15, 2007 (the “2007 Notes”).

Although the ServiceMaster Company continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceeding the Merger and the period succeeding the Merger, respectively. The Company refers to the operations of the ServiceMaster Company for both the Predecessor and Successor periods. The condensed consolidated statements of financial position as of

September 30, 2007 and the condensed consolidated statements of operations and cash flows for the period July 25, 2007 to September 30, 2007 reflect the operations of the Successor. The condensed consolidated statements of financial position as of December 31, 2006 and the condensed consolidated statements of operations for the period July 1, 2007 to July 24, 2007, the period January 1, 2007 to July 24, 2007 and the three and nine months ended September 30, 2006 and the condensed consolidated statements cash flows for the nine months ended September 30, 2006 reflect the operations of the Predecessor.

In accordance with generally accepted accounting principles in the United States (“GAAP”), we have separated our historical financial results for the Predecessor and Successor periods. The separate presentation is required under GAAP when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of the assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

In evaluating our results of operations and financial performance and related trends therein, our management has used combined results for the three and nine months ended September 30, 2007 as single measurement periods in making comparisons to corresponding prior year periods. We believe that, without combining the 2007 results, the comparisons between the three and nine months ended September 30, 2006 and either the Successor’s results for the period July 25, 2007 to September 30, 2007 or the Predecessor’s results for the periods July 1, 2007 to July 24, 2007 and January 1, 2007 to July 24, 2007 are less useful to users of our financial information in understanding our operating and cash flow performance.

The combined presentation for the three and nine months ended September 30, 2007 simply represents the mathematical addition of the pre-Merger results of operations of the Predecessor for the period July 1, 2007 to July 24, 2007 and the results of operations of the Successor for the period July 25, 2007 to September 30, 2007 and the pre-Merger results of operations of the Predecessor for the period January 1, 2007 to July 24, 2007 and the results of operations for the Successor for the period July 25, 2007 to September 30, 2007. We believe the combined presentation provides relevant information for investors. These combined results, however are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the three or nine month periods beginning July 1, 2007 and January 1, 2007, respectively. A reconciliation showing the mathematical combination of our operating results for such periods follows.

RESULTS OF OPERATIONS

COMBINED THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

The following table illustrates our operating activity for the combined three months ended September 30, 2007 and the three months ended September 30, 2006.

(In thousands)	Successor Period July 25, 2007 to Sept. 30, 2007	Predecessor Period July 1, 2007 to July 24, 2007	Non-GAAP Combined (1) Three Months Ended Sept. 30, 2007	Predecessor Three Months Ended Sept. 30, 2006

Operating Revenue	$703,069	$255,332	$958,401	$971,436

Operating Costs and Expenses:
Cost of services rendered and products sold	417,069	165,075	582,144	599,102
Selling and administrative expenses	173,855	69,343	243,198	258,235
Amortization expense	57,115	742	57,857	3,116
Restructuring charges	8,211	1,601	9,812	855
Merger related expenses	458	36,097	36,555	—

Total operating costs and expenses	656,708	272,858	929,566	861,308

Operating Income (Loss)	46,361	(17,526)	28,835	110,128

Non-operating Expense (Income):
Interest expense	78,266	3,502	81,768	16,081
Interest and investment income, net	(3,890)	(2,440)	(6,330)	(7,136)
Minority interest and other expense, net	102	11	113	2,066

Income (loss) from Continuing Operations before Income Taxes	(28,117)	(18,599)	(46,716)	99,117
Provision (benefit) for income taxes	(10,817)	(2,567)	(13,384)	37,619

Income (Loss) from Continuing Operations	(17,300)	(16,032)	(33,332)	61,498

Income (loss) from discontinued operations, net of income taxes	(69)	(47)	(116)	6,472

Net Income (Loss)	$(17,369)	$(16,079)	$(33,448)	$67,970

(1) As previously described, our combined results for the three months ended September 30, 2007 represent the sum of the amounts of the Predecessor period from July 1, 2007 to July 24, 2007 and for the Successor period from July 25, 2007 to September 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful presentation, comparison and evaluation of our results.

The Company reported third quarter 2007 revenue of $958 million compared to $971 million in 2006. Included in the 2007 reported revenue figure is a non-recurring and non-cash $31 million reduction in revenue resulting from recording deferred revenue at its fair value in connection with applying purchase accounting related to the Merger. Excluding purchase accounting, third quarter revenue increased two percent in 2007. The Company reported a loss from continuing operations of ($33) million in the third quarter of 2007 and income from continuing operations of $61 million in the third quarter of 2006. Operating income for the third quarter was $29 million in 2007 compared to $110 million in 2006. The decrease in operating income primarily reflects:

•

An $18 million (or 16 percent) increase in operating income before purchase accounting, restructuring charges and Merger related costs, supported by strong profit growth at American Home Shield and TruGreen LawnCare, offset in part by lower profits at InStar,

•

The net impact of non-cash purchase accounting adjustments which reduced 2007 operating income by $53 million (consisting of increased amortization expense of $55 million, $31 million less revenue resulting from the reduction of deferred revenue, reduced deferred customer acquisition expense of $32 million and $1 million of reduced depreciation expense and other), and

•	A $46 million increase in restructuring charges and Merger related costs in 2007 over the 2006 levels.

In the third quarter of 2007, the Company recognized $9.8 million of restructuring charges. Approximately $7.0 million of these charges is related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in November 2007. The 2007 restructuring amount also included approximately $2.8 million of charges related to organizational changes made within the TruGreen LandCare operations, primarily related to costs to exit leases and severance.

The Company has identified several cost savings opportunities, including, but not limited to, organization structure optimization, strategic procurement efficiencies and implementation of best practices at branch-owned locations. Management has set a goal of achieving $60 million in annual cost savings from initiatives currently underway, which are expected to be fully realized by the end of 2009. As it relates to organization optimization, the Company started to implement, in November 2007, a company-wide reorganization and restructuring (the “Restructuring”). The purpose of the Restructuring is to eliminate layers and bureaucracy and simplify work processes in order to better align our workforce around our operational and strategic objectives. The Restructuring is expected to be an ongoing process that will continue into 2008. The Company expects to incur restructuring charges, primarily severance costs, in connection with the Restructuring. At this time, the Company is unable to estimate the total amount or range of potential amounts which are expected to be incurred, nor is the Company able to estimate currently the timing of the charges or the cash outlays associated with these charges.

The 2006 third quarter results included a $0.9 million restructuring charge related to Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas. All the restructuring costs associated with Project Accelerate were recognized entirely in 2006.

During the third quarter of 2007, the Company incurred Merger related expenses totaling $36.6 million. These Merger related costs include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

Cost of services rendered and products sold decreased three percent in the third quarter of 2007 compared to 2006. As a percentage of revenue, these costs decreased to 60.7 percent in the third quarter of 2007 from 61.7 percent in the third quarter of 2006, due in part to a reduced incidence as well as cost per claim within the American Home Shield operations. Selling and administrative expenses decreased six percent in the third quarter of 2007 compared to 2006. As a percentage of revenue, these costs decreased to 25.4 percent in the third quarter of 2007 from 26.6 percent in the third quarter of 2006, primarily reflecting the favorable leveraging of overhead costs within the TruGreen LawnCare and Terminix operations, as well as a $13 million non-recurring reduction in selling and administrative costs resulting from recording deferred customer acquisitions costs at their fair value in connection with applying purchase accounting related to the Merger.

Amortization expense for the third quarter of 2007 was $58 million compared to $3 million for the same period in 2006. The substantial increase in amortization expense relates to the intangible assets that were recorded in purchase accounting related to the Merger.

Third quarter non-operating expense totaled $75.6 million in 2007 compared with $11.0 million in 2006. This change includes $65.7 million more of interest expense in 2007 primarily resulting from the increased debt levels related to the Merger.

The effective tax rate from continuing operations for the three months ended September 30 was a 29 percent tax benefit in 2007 and a 38 percent tax expense in 2006. The 2007 effective tax rate was unfavorably impacted by Merger related book expenses that are not deductible for Federal income tax reporting purposes, the impact of which was offset, in part, by the incremental deferred tax benefits that became recognizable related to the conversion of the minority equity interests in Terminix into eight million shares of ServiceMaster common stock.

Segment Reviews for the Third Quarter 2007 Compared to 2006

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements.

The Company uses EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. EBITDA and Comparable Operating Performance are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, GAAP. EBITDA and Comparable Operating Performance are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company’s liquidity. EBITDA means net income before net income (loss) from discontinued operations; provision for income taxes; minority interest and other expense, net; interest (income) expense, net; and depreciation and amortization expense; as well as adding back interest and net investment income. The Company views its total interest and investment income as an integral part of its business model and earnings stream. “Comparable Operating Performance” is calculated by adding back to EBITDA non-cash option and restricted stock expense and non-cash effects on EBITDA attributable to the application of purchase accounting in connection with the Merger.

The Company believes EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. The Company further believes that EBITDA is frequently used by securities analysts, lenders, investors and other interested parties in their evaluation of companies, many of which present an EBITDA measure when reporting their results. The Company uses Comparable Operating Performance as a supplemental measure to assess the Company’s performance because it excludes non-cash option and restricted stock expense and non-cash effects on EBITDA attributable to the application of purchase accounting in connection with the Merger. The Company presents Comparable Operating Performance because it believes that it is useful for investors to analyze disclosures of the Company’s operating results on the same basis as that used by the Company’s management.

EBITDA and Comparable Operating Performance are not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the method of calculation. EBITDA and Comparable Operating Performance have limitations as analytical tools, and should not be considered in isolation or as substitutes for analyzing the Company’s results as reported under GAAP. Some of these limitations are:

•	EBITDA and Comparable Operating Performance do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	EBITDA and Comparable Operating Performance do not reflect the Company’s interest expense, or the cash requirements necessary to service interest or principal payments on the Company’s debt;

•	EBITDA and Comparable Operating Performance do not reflect the Company’s tax expense or the cash requirements to pay the Company’s taxes;

•	EBITDA and Comparable Operating Performance do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Comparable Operating Performance do not reflect any cash requirements for such replacements; and

•	Other companies in the Company’s industries may calculate EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

(In thousands)	Successor Period July 25, 2007 To Sept. 30, 2007	Predecessor Period July 1, 2007 to July 24, 2007	Non-GAAP Combined (1) Three Months Ended Sept. 30, 2007	Predecessor Three Months Ended Sept. 30, 2006

Operating Revenue:
TruGreen LawnCare	$273,485	$88,927	$362,412	$342,375
TruGreen LandCare	76,325	26,914	103,239	116,383
Terminix	201,087	72,200	273,287	269,213
American Home Shield	99,389	50,134	149,523	164,405
Other Operations and Headquarters	52,783	17,157	69,940	79,060

Total Operating Revenue	$703,069	$255,332	$958,401	$971,436

Comparable Operating Performance:
TruGreen LawnCare	$66,355	$15,332	$81,687	$70,851
TruGreen LandCare	(1,600)	180	(1,420)	386
Terminix	32,027	3,229	35,256	35,149
American Home Shield	26,216	10,689	36,905	26,995
Other Operations and Headquarters	(5,598)	(40,465)	(46,063)	2,257

Total Comparable Operating Performance	$117,400	$(11,035)	$106,365	$135,638

Memo: Items included in Comparable Operating Performance:
Restructuring charges and Merger related expenses (2)	$(8,669)	$(37,698)	$(46,367)	$(855)
Management fee (3)	(375)	—	(375)	—

(1)

As previously described, our combined results for the three months ended September 30, 2007 represent the sum of the amounts of the Predecessor period from July 1, 2007 to July 24, 2007 and for the Successor period from July 25, 2007 to September 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful presentation of our results.

(2)

Comparable Operating Performance includes (i) restructuring charges associated with Project Accelerate (a firm-wide initiative designed to improve the effectiveness and efficiency of functional support areas), (ii) severance costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (iii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations and (iv) Merger related expenses resulting from the Merger. All of the restructuring charges and Merger related expenses are included in the Comparable Operating Performance of the Other Operations and Headquarter segment, with the exception of $2.8 million of restructuring costs for the Successor period July 25, 2007 to September 30, 2007 that are included in the TruGreen LandCare segment.

(3)	Represents a new management fee payable to CD&R.

The following table presents reconciliations of net income, the most directly comparable financial measure under GAAP, to EBITDA and Comparable Operating Performance for the periods presented.

	Successor	Predecessor	Predecessor

(In thousands)	July 25, 2007 to Sept. 30, 2007	July 1, 2007 To July 24, 2007	Three months ended Sept. 30, 2006

Net income (loss)	$(17,369)	$(16,079)	$67,970
(Income) loss from discontinued operations, net of income taxes	69	47	(6,472)
Provision (benefit) for income taxes from continuing operations	(10,817)	(2,567)	37,619
Minority interest and other expense, net	102	11	2,066
Interest expense, net (a)	74,376	1,062	8,945
Depreciation and amortization expense	66,606	3,694	15,489

EBITDA before adding back interest and investment income, net	112,967	(13,832)	125,617
Interest and investment income, net (b)	3,890	2,440	7,136

EBITDA	116,857	(11,392)	132,753
Non-cash option and restricted stock expense	—	357	2,885
Non-cash charges attributable to purchase accounting (c)	543	—	—

Comparable Operating Performance	$117,400	$(11,035)	$135,638

Memo: Items included in Comparable Operating Performance:

Restructuring charges and Merger related expenses (d)	$8,669	$37,698	$855

Management fee (e)	375	—	—

(a) Represents interest expense less interest and investment income, net.

(b) Interest and investment income is primarily comprised of investment income and realized gains/losses on our American Home Shield (“AHS”) segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with AHS and for other purposes totaled approximately $395 million as of September 30, 2007. AHS interest and investment income was $2.0 million for the Predecessor period July 1, 2007 to July 24, 2007, $0.3 million for the Successor period July 25, 2007 to September 30, 2007 and $4.3 million for the Predecessor period three months ended September 30, 2006. The balance of interest and investment income primarily relates to (i) a portion of the earnings generated by ServiceMaster Acceptance Corporation (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units; (ii) interest and investment income from the investment portfolio of Steward Insurance Company, the Company’s wholly-owned insurance company; (iii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income); and (iv) interest income on other cash balances. We view our total interest and investment income as an integral part of our business model and earnings stream.

(c) The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(d) Includes (i) restructuring charges associated with Project Accelerate (a firm-wide initiative designed to improve the effectiveness and efficiency of functional support areas), (ii) severance costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (iii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations and (iv) Merger related expenses resulting from the Merger.

(e) Represents the new management fee payable to CD&R.

The TruGreen LawnCare segment, which provides lawn care services to residential and commercial customers, reported a six percent increase in third quarter revenue to $362 million in 2007 from $342 million in 2006. The segment reported third quarter 2007 Comparable Operating Performance of $82 million compared to $71 million in 2006, a 15 percent increase. The growth in revenue and Comparable Operating Performance was supported by improved price realization and an increase in customer counts driven by continued strong improvements in customer retention. With respect to overall pricing, the lawn care operations realized an improvement in average prices of approximately three percent. Full program customer counts increased one percent, reflecting continued improvements in retention, offset in part by a decline in new sales. Third quarter 2007 Comparable Operating Performance of the lawn care operations increased $11 million, or 15 percent. During the third quarter of 2006, the lawn care operations experienced an increased level of customer service calls resulting from increased crab grass treatments. The growth in Comparable Operating Performance this year was supported by improved labor productivity, due in part to a reduced level of service calls relative to last year, as well as the favorable leveraging of overhead costs.

The TruGreen LandCare segment, which provides landscape maintenance services primarily to commercial customers, reported an 11 percent decrease in third quarter 2007 revenue to $103 million, compared to $116 million in 2006. Comparable Operating Performance decreased to ($1.4) million in the third quarter of 2007, compared to $0.4 million in 2006. In the third quarter of 2007, the Company implemented organizational changes within the TruGreen LandCare operations, including the closing and consolidation of certain branch locations. The restructuring charges related to these changes totaled $2.8 million pretax. TruGreen LandCare’s Comparable Operating Performance for the third quarter of 2007 includes the impact of these restructuring charges. Base contract maintenance revenue decreased 11 percent and enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching, etc.) decreased 13 percent in the third quarter of 2007. These revenue declines resulted from the branch closures completed during the quarter, as well as the near-term impacts of the Company’s efforts to improve its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. Although the total base maintenance contract sales dollars declined during the third quarter of 2007, the Company continued to realize a meaningful improvement in the average value per contract sold (higher value contracts tend to be more profitable). Before the impact of restructuring charges, Comparable Operating Performance improved in the third quarter primarily reflecting increased profit margins on the base contract maintenance portfolio supported by improved materials and labor management, as well as lower overhead spending, partially offset by reductions in higher margin enhancement revenue.

The Terminix segment, which includes termite and pest control services, reported overall third quarter revenue of $273 million in 2007 compared to $269 million in 2006. Included in the 2007 reported revenue figure is a $3 million non-recurring and non-cash reduction in reported revenues resulting from recording deferred revenue at its fair value in connection with applying purchase accounting related to the Merger. This only impacts revenue as the non-cash effects attributable to purchase accounting are excluded from Comparable Operating Performance. Excluding purchase accounting, third quarter revenue increased three percent in 2007. Terminix reported third quarter 2007 Comparable Operating Performance of $35 million, comparable with 2006. Terminix’s overall revenue growth for the quarter included a strong increase in pest control revenues and growth in termite contract renewals, offset in part by a double-digit percentage decrease in revenue from initial termite treatments. Revenue from pest control services, which represent approximately one-half of the annual revenues of the Terminix segment, increased eight percent in the third quarter of 2007, bolstered by the impact of acquisitions. Revenue from termite contract renewals increased five percent, supported by improved pricing and retention. Revenue from initial termite applications (“termite completions”) declined 13 percent, due in part to the mix of units sold. There was an increase in renewable unit sales during the third quarter of 2007, driven by the Company’s new termite inspection and protection plan (“TIPP”) offering. The revenue related to TIPP sales is deferred and recognized over the one year term of the contract. Third quarter 2007 Comparable Operating Performance includes the beneficial impacts from management of seasonal staffing of sales labor, reduced overhead spending and lower termite materials costs, offset by increased provisions for certain legal matters.

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation and air conditioning (HVAC), plumbing and other home systems and appliances, reported third quarter 2007 revenue of $150 million compared to $164 million in 2006. Included in the 2007 reported revenue figure is a $28 million non-recurring and non-cash reduction in reported revenues resulting from recording deferred revenue at its fair value in connection with applying purchase accounting related to the Merger. This only impacts revenue as the non-cash effects attributable to purchase accounting are excluded from Comparable Operating Performance. Excluding purchase accounting, American Home Shield’s third quarter revenue increased eight percent in 2007. American Home Shield reported third quarter Comparable Operating Performance of $37 million in 2007 compared to $27 million in 2006. New contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased seven percent in the third quarter of 2007. Contract sales from customer renewals, which represent approximately 60 percent of total annual contracts written, increased eight percent, supported by a larger base of renewable customers and continued strong improvements in retention. Sales in the real estate channel, which represents approximately 25 percent of total annual contracts written, increased 13 percent and included the beneficial impact of the Realogy agreement signed during the third quarter of 2006. Excluding the impact of sales from the Realogy agreement, real estate unit sales declined approximately 13 percent, as home listings and closings were impacted by continued softness in the home resale market throughout most of the country. The direct-to-consumer channel, which represents approximately 15 percent of total annual contracts written, experienced an eight percent decrease in sales, primarily reflecting the timing of direct mail programs. The increase in Comparable Operating Performance primarily reflects a decrease in the incidence of contract claims from the levels experienced last year, the beneficial impacts of increases in prices and service fees per claim and the favorable change in estimated contract costs from earlier quarters this year. Third quarter of 2007 Comparable Operating Performance included $2 million less of interest and investment income from the American Home Shield investment portfolio as compared to the third quarter of 2006.

The Other Operations and Headquarters segment includes the operations of ServiceMaster Clean, InStar and Merry Maids as well as the Company’s headquarters functions. Third quarter revenue in this segment decreased to $70 million in 2007 from $79 million in 2006. Revenue from InStar was $16 million compared to $29 million in the prior year. InStar reported Comparable Operating Performance of ($5.4) million compared to Comparable Operating Performance of $3.5 million in 2006. The combined franchise operations of ServiceMaster Clean and Merry Maids reported combined revenue of $53 million and $50 million for the three months ended September 30, 2007 and 2006, respectively. This increase in revenue reflects strong growth in disaster restoration services as well as the impact of acquisitions at Merry Maids. The ServiceMaster Clean and Merry Maids franchise operations reported combined Comparable Operating Performance of $14.7 million and $14.4 million for the three months ended September 30, 2007 and 2006, respectively. In total, Comparable Operating Performance of the Other Operations and Headquarters segment (as a whole) was ($46) million for the third quarter of 2007 compared with $2 million in 2006. The decrease in the segment’s Comparable Operating Performance for the quarter primarily reflects the Merger related expenses incurred in 2007, an increase in restructuring charges in 2007 over 2006 levels, and a decrease in the operating results at InStar, offset in part by increased profits from the combined franchise operations.

COMBINED NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

The following table illustrates our operating activity for the combined nine months ended September 30, 2007 and the nine months ended September 30, 2006.

(In thousands)	Successor Period July 25, 2007 to Sept. 30, 2007	Predecessor Period Jan. 1, 2007 to July 24, 2007	Non-GAAP Combined(1) Nine Months Ended Sept. 30, 2007	Predecessor Nine Months Ended Sept. 30, 2006

Operating Revenue	$703,069	$1,977,803	$2,680,872	$2,658,447

Operating Costs and Expenses:
Cost of services rendered and products sold	417,069	1,227,491	1,644,560	1,645,634
Selling and administrative expenses	173,855	549,525	723,380	717,111
Amortization expense	57,115	6,448	63,563	8,526
Restructuring charges	8,211	16,919	25,130	10,693
Merger related expenses	458	41,431	41,889	—

Total operating costs and expenses	656,708	1,841,814	2,498,522	2,381,964

Operating Income	46,361	135,989	182,350	276,483

Non-operating Expense (Income):
Interest expense	78,266	31,681	109,947	46,604
Interest and investment income, net	(3,890)	(28,624)	(32,514)	(18,685)
Minority interest and other expense, net	102	3,532	3,634	6,189

Income from Continuing Operations before Income Taxes	(28,117)	129,400	101,283	242,375
Provision for income taxes	(10,817)	48,500	37,683	93,920

Income from Continuing Operations	(17,300)	80,900	63,600	148,455

Income (loss) from discontinued operations, net of income taxes	(69)	201	132	(17,652)

Net Income	$(17,369)	$81,101	$63,732	$130,803

(1) As previously described, our combined results for the nine months ended September 30, 2007 represent the sum of the amounts of the Predecessor period from January 1, 2007 to July 24, 2007 and for the Successor period from July 25, 2007 to September 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful presentation, comparison and evaluation of our results.

The Company reported revenue of $2.68 billion for the nine months ended September 30, 2007 compared to $2.66 billion in 2006. Included in the 2007 revenue figure is a non-recurring and non-cash $31 million reduction in revenue resulting from recording deferred revenue at its fair value in connection with applying purchase accounting related to the Merger. Excluding purchase accounting, revenue for the nine months ended September 30, 2007 increased two percent over 2006 levels. Income from continuing operations was $64 million in 2007 and $148 million in 2006. Operating income for the nine months ended September 30, 2007 was $182 million in 2007 compared to $276 million in 2006. The decrease in operating income primarily reflects:

•

A $15 million (or five percent) increase in operating income before purchase accounting, restructuring charges and Merger related costs, supported by strong profit growth at Terminix, TruGreen LawnCare and American Home Shield, offset in part by lower profits at InStar,

•

The net impact of non-cash purchase accounting adjustments which reduced 2007 operating income by $53 million (consisting of increased amortization expense of $55 million, $31 million less revenue resulting from the reduction of deferred revenue, reduced deferred customer acquisition expense of $32 million and $1 million of reduced depreciation expense and other), and

•	A $56 million increase in restructuring charges and Merger related costs in 2007 over the 2006 levels.

For the nine months ended September 30, 2007, the Company recognized $25.1 million of restructuring charges. Approximately $22.3 million of these charges is related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and closing of its headquarters in Downers Grove, Illinois. The 2007 restructuring amount also included approximately $2.8 million of charges related to organizational changes made within the TruGreen LandCare operations. The 2006 results included a $10.7 million restructuring charge related to Project Accelerate, an internal, multi-phase restructuring project designed to improve the effectiveness and efficiency of all functional support areas. All the restructuring costs associated with Project Accelerate were recognized entirely in 2006.

During the nine months ended September 30, 2007, the Company incurred Merger related expenses totaling $41.9 million. These Merger related costs include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

Cost of services rendered and products sold for the first nine months in 2007 were comparable to the 2006 amount. As a percentage of revenue, these costs decreased to 61.3 percent for the first nine months in 2007 from 61.9 percent in the same period in 2006. Selling and administrative expenses increased one percent for the first nine months in 2007. These costs comprised 27.0 percent of revenue in both the 2007 and 2006 nine month periods.

Amortization expense for the first nine months of 2007 was $64 million compared to $9 million for the same period in 2006. The substantial increase in amortization expense relates to the intangible assets that were recorded in purchase accounting related to the Merger.

Non-operating expense for the first nine months of 2007 totaled $81.1 million compared with $34.1 million in the same period in 2006. This change includes $63.3 million more of interest expense in 2007, primarily resulting from the increased debt levels related to the Merger, offset in part by $13.8 million more interest and investment income in 2007 primarily due to investment gains and income realized on the American Home Shield investment portfolio.

The effective tax rate from continuing operations for the nine months ended September 30 was 37 percent in 2007 and 39 percent in 2006. The 2007 effective tax rate includes reductions in tax expense resulting from the favorable resolution of state tax items related to a prior non-recurring transaction, as well as the incremental deferred tax benefits that became recognizable during the second quarter of 2007 upon the conversion of the minority equity interests in Terminix into eight million shares of ServiceMaster common stock. These factors were offset, in part, by the unfavorable impact of Merger related book expenses that are not deductible for Federal income tax reporting purposes.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators As of September 30,
	2007	2006

TruGreen LawnCare-
Growth in Full Program Contracts	1%	-2%
Customer Retention Rate	67.2%	64.6%

Terminix -
Growth in Pest Control Customers	6%	4%
Pest Control Customer Retention Rate	78.8%	78.9%

Growth in Termite Customers	1%	0%
Termite Customer Retention Rate	87.6%	87.4%

American Home Shield -
Growth in Warranty Contracts	6%	0%
Customer Retention Rate	61.1%	58.1%

Segment Reviews for the Combined Nine Months Ended September 30, 2007 Compared to 2006

As discussed in the third quarter comparison, the following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. See also the third quarter comparison for the discussion regarding the Company’s use of EBITDA and Comparable Operating Performance.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

(In thousands)	Successor Period July 25, 2007 To Sept. 30, 2007	Predecessor Period Jan. 1, 2007 to July 24, 2007	Non-GAAP Combined (1) Nine Months Ended Sept. 30, 2007	Predecessor Nine Months Ended Sept. 30, 2006

Operating Revenue:
TruGreen LawnCare	$273,485	$597,147	$870,632	$837,069
TruGreen LandCare	76,325	242,154	318,479	334,236
Terminix	201,087	645,700	846,787	830,487
American Home Shield	99,389	331,361	430,750	440,801
Other Operations and Headquarters	52,783	161,441	214,224	215,854

Total Operating Revenue	$703,069	$1,977,803	$2,680,872	$2,658,447

Comparable Operating Performance:
TruGreen LawnCare	$66,355	$84,209	$150,564	$138,847
TruGreen LandCare	(1,600)	965	(635)	(846)
Terminix	32,027	120,057	152,084	134,957
American Home Shield	26,216	63,432	89,648	75,872
Other Operations and Headquarters	(5,598)	(66,017)	(71,615)	(1,788)

Total Comparable Operating Performance	$117,400	$202,646	$320,046	$347,042

Memo: Items included in Comparable Operating Performance:
Restructuring charges and Merger related expenses (2)	$(8,669)	$(58,350)	$(67,019)	$(10,693)
Management fee (3)	(375)	—	(375)	—

(1)

As previously described, our combined results for the nine months ended September 30, 2007 represent the sum of the amounts of the Predecessor period from January 1, 2007 to July 24, 2007 and for the Successor period from July 25, 2007 to September 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful presentation, comparison and evaluation of our results.

(2)

Comparable Operating Performance includes (i) restructuring charges associated with Project Accelerate (a firm-wide initiative designed to improve the effectiveness and efficiency of functional support areas), (ii) severance costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (iii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations and (iv) Merger related expenses resulting from the Merger. All of the restructuring charges and Merger related expenses are included in the Comparable Operating Performance of the Other Operations and Headquarter segment, with the exception of $2.8 million of restructuring costs for the Successor period July 25, 2007 to September 30, 2007 that are included in the TruGreen LandCare segment.

(3)	Represents a new management fee payable to CD&R.

The following table present reconciliations of net income, the most directly comparable financial measure under GAAP, to EBITDA and Comparable Operating Performance for the periods presented.

	Successor	Predecessor	Predecessor

(In thousands)	July 25, 2007 to Sept. 30, 2007	Jan. 1, 2007 To July 24, 2007	Nine months ended Sept. 30, 2006

Net income (loss)	$(17,369)	$81,101	$130,803
(Income) loss from discontinued operations, net of income taxes	69	(201)	17,652
Provision (benefit) for income taxes from continuing operations	(10,817)	48,500	93,920
Minority interest and other expense, net	102	3,532	6,189
Interest expense, net (a)	74,376	3,057	27,919
Depreciation and amortization expense	66,606	34,618	43,507

EBITDA before adding back interest and investment income, net	112,967	170,607	319,990
Interest and investment income, net (b)	3,890	28,624	18,685

EBITDA	116,857	199,231	338,675
Non-cash option and restricted stock expense	—	3,415	8,367
Non-cash charges attributable to purchase accounting (c)	543	—	—

Comparable Operating Performance	$117,400	$202,646	$347,042

Memo: Items included in Comparable Operating Performance:
Restructuring charges and Merger related expenses (d)	$8,669	$58,350	$10,693
Management fee (e)	375	—	—

(a) Represents interest expense less interest and investment income, net.

(b) Interest and investment income is primarily comprised of investment income and realized gains/losses on our American Home Shield (“AHS”) segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with AHS and for other purposes totaled approximately $395 million as of September 30, 2007. AHS interest and investment income was $24.2 million for the Predecessor period January 1, 2007 to July 24, 2007, $0.3 million for the Successor period July 25, 2007 to September 30, 2007 and $15.7 million for the Predecessor period nine months ended September 30, 2006. The balance of interest and investment income primarily relates to (i) a portion of the earnings generated by ServiceMaster Acceptance Corporation (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units; (ii) interest and investment income from the investment portfolio of Steward Insurance Company, the Company’s wholly-owned insurance company; (iii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income); and (iv) interest income on other cash balances. We view our total interest and investment income as an integral part of our business model and earnings stream.

(c) The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(d) Includes (i) restructuring charges associated with Project Accelerate (a firm-wide initiative designed to improve the effectiveness and efficiency of functional support areas), (ii) severance costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (iii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations and (iv) Merger related expenses resulting from the Merger.

(e) Represents the new management fee payable to CD&R.

For the first nine months, the TruGreen LawnCare segment reported a four percent increase in revenue to $871 million compared to $837 million in 2006 and Comparable Operating Performance of $151 million in 2007 compared to $139 million in 2006, an eight percent increase. Customer counts at September 30 were one percent higher than last year’s level and improved from a one percent decline that existed at the beginning of the year. The growth in customer counts was supported by improved customer retention, which helped offset a three percent decline in new sales, which were adversely impacted by poor April weather. The rolling twelve-month retention rate improved 260 basis points over last year, driven by improvements in overall quality of service delivery and enhanced customer communication, including the Lawn Quality Audit (LQA) visits initiated during the second half of 2006. The eight percent increase in Comparable Operating Performance for the first nine months was supported by lower sales costs and the favorable leveraging of overhead costs.

The TruGreen LandCare segment reported a five percent decrease in revenue for the first nine months to $318 million in 2007 compared to $334 million in 2006, and Comparable Operating Performance of ($0.6) million in 2007, compared to ($0.8) million in 2006. As discussed in the three month comparison, TruGreen LandCare’s Comparable Operating Performance for the third quarter of 2007 includes the impact of $2.8 million of restructuring charges. The decline in revenue for the first nine months included a five percent decline in base contract maintenance revenue and a 10 percent decrease in enhancement revenue. As discussed in the third quarter segment review, the revenue comparison was adversely impacted by branch closures completed during the third quarter, as well as the near-term impacts of the Company’s efforts to improve the quality of its customer portfolio. These factors were offset, in part, by a $6 million increase this year in first quarter snow removal service revenue. Excluding the impact of the restructuring charges in 2007, Comparable Operating Performance improved over 2006 levels, primarily due to the increase in high margin snow removal work and improved materials and labor management on the base contract maintenance portfolio. These factors were offset, in part, by increased sales labor resulting from investments made to increase the size, caliber and training of the sales team and reductions in higher margin enhancement revenue.

Revenue for the first nine months in the Terminix segment increased two percent to $847 million in 2007 compared to $830 million in 2006. As discussed in the third quarter segment review, included in Terminix’s 2007 reported revenue figure is a $3 million non-cash and non-recurring reduction in reported revenues resulting from recording deferred revenue at its fair value in connection with applying purchase accounting related to the Merger. This only impacts revenue as the non-cash effects attributable to purchase accounting are excluded from Comparable Operating Performance. Excluding purchase accounting, revenue for the first nine months increased two percent in 2007 over the 2006 period. Terminix reported Comparable Operating Performance of $152 million in the first nine months of 2007, an increase of 13 percent compared to $135 million in the same period in 2006. The segment’s overall revenue growth for the nine months reflected strong growth in pest control revenues and increases in termite contract renewals, offset, in part, by a double digit percentage decline in revenue from termite completions. Pest control revenues increased nine percent for the nine months, as the impact of acquisitions more than offset a decrease in new unit sales. A four percent increase in renewal revenues was supported by improved pricing and a 20 basis point improvement in termite customer retention. Revenue from termite completions declined 13 percent, reflecting a weak annual termite swarm season and a change in mix of renewable unit sales to the new TIPP offering. The revenue related to TIPP sales is deferred and recognized over the one year term of the contract.. The strong growth in Comparable Operating Performance reflects lower termite materials costs, effective management of seasonal staffing of production and sales labor, and reduced overhead spending, offset, in part, by increased provisions for certain legal matters.

The American Home Shield segment reported revenue for the first nine months of $431 million in 2007 compared to $441 million in 2006. As discussed in the third quarter segment comparison, the 2007 reported revenue figure includes a non-cash and non-recurring $28 million reduction in reported revenues resulting from recording deferred revenue at its fair value in connection with applying purchase accounting related to the Merger. This only impacts revenue as the non-cash effects attributable to purchase accounting are excluded from Comparable Operating Performance. Excluding purchase accounting, American Home Shield’s revenue for the first nine months increased four percent in 2007. American Home Shield reported Comparable Operating Performance of $90 million for the first nine months, compared to $76 million in the same period in 2006. New contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased eight percent for the first nine months. Contract sales from customer renewals increased eight percent, reflecting a larger base of renewable customers and a 300 basis point improvement in retention. Sales in the real estate channel were supported by the favorable impact of the Realogy agreement signed during the third quarter of 2006, with overall year-to-date sales growth of 12 percent. Real estate unit sales, excluding the impact of sales from the Realogy agreement, declined due to continued softness in the home resale market throughout most of the country. Sales in the direct-to-consumer channel decreased one percent, due in part to the timing of direct mail programs, as well as lower response rates. The increase in Comparable Operating Performance for the first nine months of 2007 includes $9 million more of interest and investment income from the American Home Shield investment portfolio as compared to the same period in 2006, as well as a decrease in the incidence of contract claims from the levels experienced last year and the beneficial impacts of increases in prices and service fees per claim.

The Other Operations and Headquarters segment reported revenue of $214 million for the first nine months in 2007, compared to $216 million in 2006. Revenue from InStar (which was acquired on February 28, 2006) was $56 million in the nine month period in 2007 compared to $73 million for the seven months subsequent to acquisition in the prior year. InStar reported Comparable Operating Performance of ($9.2) million compared to Comparable Operating Performance of $9.7 million in 2006. InStar’s results were negatively impacted by a substantially lower volume of hurricane-related work, reduced margins, and increased provisions for doubtful accounts receivables associated with prior year hurricanes. The ServiceMaster Clean and Merry Maids franchise operations reported combined revenue of $153 million and $138 million for the nine months ended September 30, 2007 and 2006, respectively. The growth in revenue resulted from strong increases in product sales and disaster restoration services, as well as the impact of acquisitions at Merry Maids. The ServiceMaster Clean and Merry Maids franchise operations reported combined Comparable Operating Performance of $44.3 million and $40.9 million for the nine months ended September 30, 2007 and 2006, respectively. In total, Comparable Operating Performance of the Other Operations and Headquarters segment (as a whole) was ($72) million for the nine months in 2007 compared to ($2) million in 2006. The decrease in the segment’s nine month Comparable Operating Performance primarily reflects the Merger related expenses incurred in 2007, an increase in restructuring charges in 2007 over 2006 levels, and a decrease in the operating results at InStar, offset, in part, by increased profits from the combined franchise operations.

FINANCIAL POSITION AND LIQUIDITY

As a result of the Merger, the cash flow results for the nine month period ended September 30, 2007 have been separately presented in the condensed consolidated statements of cash flows segregated between the Predecessor, covering the period January 1, 2007 to July 24, 2007 and the Successor covering the period July 25, 2007 to September 30, 2007. The comparable period results for the prior year are presented under Predecessor. For comparative purposes, the Company combined the two periods from January 1, 2007 through September 30, 2007 in its discussion below. This combination is not a GAAP presentation. However, the Company believes this combination is useful to provide the reader a more meaningful comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented. The following table reconciles the cash flows for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 with the discussion of cash flows that follows:

(In thousands)	Successor Period July 25, 2007 To Sept. 30, 2007	Predecessor Period Jan. 1, 2007 To July 24, 2007	Non-GAAP Combined (1) Nine Months Ended Sept. 30, 2007	Predecessor Nine Months Ended Sept. 30, 2006

Cash flows from operations	$32,038	$208,348	$240,386	$156,337
Cash flows from investing activities	(4,937,292)	(15,847)	(4,953,139)	(184,712)
Cash flows from financing activities	4,879,938	(78,315)	4,801,623	39,651

(1) As previously described, our combined results for the nine months ended September 30, 2007 represent the sum of the amounts of the Predecessor period from July 1, 2007 to July 24, 2007 and for the Successor period from July 25, 2007 to

September 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful presentation of our results.

Cash Flows from Operating Activities from Continuing Operations
Net cash provided from operating activities from continuing operations for the nine months ended September 30, 2007 was $240 million, compared to $156 million in the prior year. The increase in cash provided from operating activities from continuing operations resulted from lower working capital requirements, primarily reflecting improvements in receivable collections at InStar and LandCare, increased customer prepayments at American Home Shield and lower incentive payments in 2007 combined with strong profit growth at Terminix, TruGreen LawnCare and American Home Shield.

Cash Flows from Investing Activities from Continuing Operations
Net cash used for investing activities from continuing operations for the nine months ended September 30, 2007 was $4,953 million and included $4,890 million paid in connection with the Merger. Capital expenditures decreased modestly from the prior year and included recurring capital needs and information technology projects. The Company anticipates that capital expenditures for the full year 2007 will total approximately $40 to $50 million, reflecting the continuation of investments in information systems and productivity enhancing operating systems. The Company has no material capital commitments at this time.

Acquisitions for the nine months ended September 30, 2007 totaled $29 million, compared with $134 million in 2006. This decrease reflects the 2006 acquisition of InStar, a leading direct provider of commercial disaster response and reconstruction services, for approximately $85 million of cash. Consideration paid for tuck-in acquisitions consisted of cash payments, seller financed notes and, for 2006 only, Company stock. The Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen LawnCare.

The change in notes receivable, financial investments and securities includes an increase in the net sale of marketable securities at American Home Shield due in part to lowering the amount of excess reserves over minimum statutory reserve requirements in certain states in accordance with investment policy and reduced statutory reserve requirements.

Cash Flows from Financing Activities from Continuing Operations
Net cash provided from financing activities from continuing operations for the nine months ended September 30, 2007 was $4,802 million. Proceeds from debt incurred in connection with the Merger, net of issuance costs, aggregated $3,699 million and cash equity contributions received in connection with the Merger totaled $1,431 million. Cash dividends paid to shareholders totaled $70 million for the nine months ended September 30, 2007. On May 31, 2007, the Company paid its last dividend to shareholders prior to the Merger.

There were no share repurchases for the nine months ended September 30, 2007. As a result of the Merger, the Company’s share repurchase program is no longer in effect.

Liquidity
The Merger was completed on July 24, 2007 (the “Closing Date”). Following the completion of the Merger, the Company is highly leveraged, and a very substantial portion of the Company’s liquidity needs will arise from debt service on indebtedness incurred in connection with the Merger and the Transactions and from funding the Company’s operations, working capital and capital expenditures. Equity contributions totaling $1,431 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million senior unsecured interim loan facility (the “Interim Loan Facility”), (ii) borrowings under the $2,650 million senior secured term loan facility (the “Senior Term Loan Facility”), and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s prior indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the

Senior Term Loan Facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under the ServiceMaster revolving credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into a new $500 million senior secured revolving credit facility (the “Revolving Credit Facility”), which remains undrawn.

The agreements governing the Term Facilities, the Interim Loan Facility and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at September 30, 2007.

The Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Interim Loan Facility or Permanent Notes through July 2011 entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding loans (“PIK Interest”), or 50% as Cash Interest and 50% as PIK Interest.

Cash and short and long-term marketable securities totaled approximately $479 million at September 30, 2007, compared with approximately $421 million at December 31, 2006. Approximately $395 million of the cash and short and long-term marketable securities balance is associated with regulatory requirements at American Home Shield and for other purposes and, accordingly, limitations exist on our ability to freely use such cash and securities. For example, the payment of ordinary and extraordinary dividends to ServiceMaster by our subsidiaries that are regulated as insurance, home warranty, service contract or similar companies is subject to applicable state law limitations.

The Company has an arrangement enabling it to sell, on a revolving basis and without recourse, certain receivables generated by our TruGreen LawnCare and Terminix segments to unrelated third party purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business. For example, the amount available generally is less than $70 million during winter and spring. During the nine month period ended September 30, 2007, no receivables were sold to third parties under this agreement.

The Company maintains lease facilities with banks totaling $68 million, which provide for the financing of branch properties to be leased by the Company. At September 30, 2007, approximately $68 million was funded under these facilities. Approximately $15 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of September 30, 2007 and December 31, 2006. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At September 30, 2007, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.5 million) in the Condensed Consolidated Statements of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

The majority of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 87 percent depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At September 30, 2007, there was approximately $195 million of residual value relating to the Company’s fleet and equipment leases. Approximately $72 million of this residual value is with a vendor that has elected its option to terminate the lease effective August 2008. The Company currently plans to move the vehicles to another lessor or purchase these vehicles prior to August 2008. The fair value guarantee of the assets under all of the fleet and equipment leases is expected to fully mitigate the Company’s obligations under the agreements. At September 30, 2007, the Company has recorded the estimated fair value of this guarantee of approximately $2.7 million in the Condensed Consolidated Statements of Financial Position.

The Company’s ongoing liquidity needs are expected to be funded by net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available borrowings under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our foreseeable liquidity requirements, including payment of interest and principal on our debt.

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. As previously described, certain of our subsidiaries are subject to legal and regulatory restrictions on the payment of dividends to us.

The following table summarizes the Company’s future obligations for debt repayments and estimated interest payments as of September 30, 2007. The Company’s other contractual obligations and commitments have not changed significantly from those disclosed in the Predecessor’s 2006 Annual Report.

(In thousands)	Total	2007	2008- 2009	2009- 2010	2011 and Thereafter

Principal repayments	$4,236,707	$12,006	$88,984	$88,781	$4,046,936
Estimated interest payments (1)	2,867,904	87,533	710,968	704,856	1,364,547

(1) These amounts represent future interest payments related to the Company’s existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at September 30, 2007 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and assumes the interim loan under the Interim Loan Facility is refinanced under the current terms in 2008 through maturity in 2015. The average debt balance (in thousands) for each fiscal year from 2008 through 2012 is $4,201,861, $4,157,369, $4,108,436, $4,064,046, and $4,031,920, respectively. The average interest rate (including interest rate swaps) for each fiscal year from 2008 through 2012 is 8.43%, 8.59%, 8.62%, 8.64% and 8.65%, respectively. See Note 14 of the condensed consolidated financial statements for the terms and maturities of existing debt obligations.

Financial Position

The Company has accounted for the Merger in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires the cost of the Transactions to be allocated to the assets and liabilities of the Company based on fair value. Consequently, goodwill, other intangible assets, deferred customer acquisition costs, property and equipment, deferred revenue and other balances changed significantly from the December 31, 2006 balances.

Receivables increased from year-end levels reflecting general business growth and increased seasonal activity. The receivable balance at September 30, 2007 includes approximately $46 million of InStar receivables (including approximately $17 million of work-in-process that has not yet been billed). InStar’s receivables include hurricane disaster recovery work performed in New Orleans, southern Florida and other hurricane-affected areas in late 2005 and 2006. The Company has accounts receivable from customers that were insured by a family of insurance companies in Florida that are insolvent, and whose claims are now being administered by the Florida Insurance Guaranty Association (“FIGA”). The net receivable balance due from FIGA insured customers is not material to the Company’s consolidated financial statements. The Company expects that collection of certain of InStar’s receivables, potentially including certain of those administered by FIGA, will be significantly delayed and require or involve litigation. While InStar has a history of recovering amounts related to its disaster recovery projects, the current circumstances increase the uncertainties in estimating the amounts recoverable on certain projects. The consolidated allowance for doubtful accounts at September 30, 2007 included approximately $9 million related to InStar’s accounts receivable. Such allowance reflects management’s best estimate of the amounts that will not be collected. If the estimated amounts recoverable on the projects change from the amounts currently recorded, these differences will be recognized as income or loss when the change in estimate is made. Such changes, if any, would not currently be expected to be material to the Company’s consolidated financial statements.

Inventories increased from year-end levels, reflecting general business growth and increased seasonal activity. Deferred customer acquisition costs decreased from year end as a result of recording these costs at their fair value in connection with applying purchase accounting related to the Merger.

There is seasonality in the lawn care operations. In the winter and spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. On an ongoing basis, these direct and incremental selling expenses which relate to successful sales will be deferred and recognized over the production season and are not deferred beyond the calendar year-end. In addition, the Company will continue to capitalize sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale, and will be amortized over the life of the related contract.

Property and equipment increased from year-end levels, reflecting the purchase accounting impacts of recording the assets at their fair value. The Company does not have any material capital commitments at this time.

The increase in goodwill and intangible assets from year-end resulted from the application of purchase accounting related to the Merger. Debt issue costs increased as a result of the debt incurred related to the Transactions.

Accrued payroll and related expenses include employee retention and severance accruals related to the Company’s corporate headquarter consolidation plan, as well as provisions for payments due under change in control severance agreements. Deferred revenue decreased from year-end levels, as a result of recording these amounts at fair value.

On June 4, 2007, the Company converted into eight million shares of ServiceMaster common stock the minority equity interests of the minority investors in Terminix. Total shareholders’ equity was $1.4 billion at September 30, 2007.

Under federal tax rules, dividends are considered taxable only when paid out of current or accumulated earnings and profits as defined under federal tax laws. The Company currently expects that none of the Predecessor dividends in 2007 will be taxable as dividend income for federal income tax purposes. Any portion of the dividend that is not taxable as dividend income would be treated as a return of capital and would generally be applied to reduce the cost basis of outstanding shares. The 2007 estimate is subject to change, based on the outcome of future events.

The Company has been advised that, during the fourth quarter of 2007, its indirect parent entity, ServiceMaster Global Holdings, Inc., expects to issue equity interests (including stock options) in that entity to executive management of the Company.

DISCONTINUED OPERATIONS

The changes in the results of operations and financial position of discontinued operations primarily reflects the divestitures in the third quarter of 2006 of the American Residential Services (ARS) and American Mechanical Services (AMS) businesses. Additionally, during the first quarter of 2006, the Company recorded a $25 million after-tax impairment charge for expected losses on the disposition of certain ARS/AMS properties that were held pending sale at that time.

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate as well as future restructurings and reorganizations, including the Restructuring, and any expected charges or savings and the outcome of pending litigation.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results and outcomes to differ materially from those in the forward-looking statements, including those factors discussed in “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness;

•	our ability to generate the significant amount of cash needed to service our debt obligations;

•	increases in interest rates;

•	weather conditions and seasonality factors that affect the demand for our services;

•	changes in the source and intensity of competition in our markets;

•	higher fuel prices or lack of fuel availability;

•	increases in operating costs, such as higher insurance premiums, self-insurance costs and health care claim costs;

•	labor shortages or increases in compensation and benefits;

•	the risk that the benefits from the Transactions or the Restructuring may not be fully realized or may take longer to realize than expected;

•

changes in general economic conditions in the United States, especially as they may affect home resales, consumer confidence or spending levels including as a result of the subprime credit dislocations;

•	changes in the type or mix of our service offerings or products;

•	governmental regulation and the enforcement thereof, including telemarketing, potential direct mail or other marketing restrictions and legal restrictions on pesticides and fertilizers;

•	the successful consolidation of our headquarters in Memphis and our ability to recruit qualified management personnel to support our functional areas;

•	changes in the estimated recoverable amounts of receivables related to hurricane disaster recovery work;

•	the number, type, outcomes and costs of legal or administrative proceedings;

•	possible labor organizing activities at the Company or its franchisees;

•	risks inherent in acquisitions; and

•	other factors described from time to time in documents that we file with the Securities and Exchange Commission.

You should read this report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, changes in future operating results over time or otherwise.

Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future, performance, unless expressed as such, and should only be viewed as historical data.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The economy and its impact on discretionary consumer spending, labor wages, fuel prices, home re-sales, unemployment rates, weather, insurance costs and medical inflation rates could be significant to future operating earnings.

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

As previously discussed in the “Merger Agreement” section of the Management Discussion and Analysis of Financial Condition and Results of Operations, the Merger completed on July 24, 2007 was financed, in part, by borrowings under new loan and credit facilities. Prior to the Merger, the Company had interest rate swap agreements with a total notional amount of $165 million, and in connection with the closing of the Merger, effective July 24, 2007, these swaps were terminated. In August 2007, the Company entered into three, 3-year interest rate swap agreements, effective September 4, 2007. The total notional amount of the agreements was $530 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 5.05% on the $530 million notional amount and the Company will receive a floating rate of interest (based on the one month LIBOR) on the notional amount. Therefore, the effective interest rate for $530 million of the term loans under the Term Facilities is fixed at approximately 7.80%, including the borrowing margin on the term loans.

Prior to the completion of the Merger, the Company believed its exposure to interest rate fluctuations, when viewed on both a gross and net basis, was not material to its overall results of operations. The completion of the Merger significantly increased the Company’s exposure to floating interest rates. Interest on the Company’s $2.65 billion senior secured term loan is payable based on floating LIBOR. This floating rate exposure is partially offset by the $530 million of interest rate swap agreements discussed above. In addition, interest on the Company’s $1.15 billion senior unsecured loan facility is payable based on floating LIBOR (subject to a cap) through July 24, 2008. Additionally, payments on certain operating leases are tied to floating interest rates. These operating leases consist of approximately $68 million of funding outstanding under the Company’s real estate operating lease facilities as well as fleet and equipment operating leases (approximately $195 million in residual value). The Company’s exposure to interest expense based on floating rates is partially offset on a net basis by floating rate investment income earned on its cash and marketable securities balances. The Company estimates that on a net basis, each one percentage point change in interest rates would result in a change to operating results of approximately $35 million pretax on an annual basis.

The following table summarizes information about the Company’s fixed rate debt as of September 30, 2007 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates. The fair-value of the Company’s fixed rate debt was approximately $873 million at September 30, 2007.

Expected Maturity Date

(In thousands)	2007	2008	2009	2010	2011	There- after	Total

Fixed rate debt	$5,381	$19,180	$16,804	$13,221	$7,719	$798,199	$860,504
Avg. rate	4.86%	4.97%	5.09%	5.38%	5.37%	8.54%	8.29%

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On July 21, 2006, the New York State Department of Environmental Conservation, Division of Legal Affairs, Region 4 (“NYDEC”), sent to Terminix a certified letter enclosing a Notice of Hearing, Pre-Hearing Conference and Complaint, naming as Respondents Terminix and seven individuals employed by four Terminix branches located in New York. The Complaint alleged various violations by the Respondents of Article 33 of the Environmental Conservation Law of the State of New York and Part 20 et seq. of Title 6 of the Official Compilation of Codes, Rules and Regulations and sought a $1,500,000 fine, the submission of a plan by the Respondents through a third-party consultant for evaluating purported training, record-keeping, employee license certifications and pesticide label distribution issues at four New York branches, and the submission of a plan to address any issues identified during such evaluation. On September 29, 2006, Terminix filed on behalf of the Respondents an Answer and Affirmative Defenses.

Terminix met with the NYDEC on numerous occasions since the filing of its Answer and Affirmative Defenses to discuss the resolution of the matter, and Terminix and the NYDEC have reached agreement on the final terms of the consent agreement. Under the final agreement, Terminix will make a one-time payment of $150,000, with a suspended fine in the amount of $200,000. The suspended fine is conditioned upon Terminix adhering to the compliance portion of the consent agreement. On June 22, 2007, the Commissioner executed the consent agreement and the agreement is now final. The initial compliance report was due and submitted to the NYDEC on September 22, 2007. The final report will be due for submission on June 22, 2008. This matter is now concluded.

Item 1A: Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Share Repurchases:
In February 2006, the Board of Directors authorized $250 million for share repurchases. On July 24, 2007, as a result of the Merger, in which all of the common stock of the Company was converted into the right to receive $15.625 per share in cash and all of the common stock of the Company was subsequently cancelled, the Company is now a wholly-owned subsidiary and does not have outstanding common stock, other than that which is owned by its parent. As a result, the Company’s share repurchase program is no longer in effect.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan

July 1, 2007 through
July 24, 2007	—	$—	—	$179,000,000

Item 6: Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) or 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) or 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007
THE SERVICEMASTER COMPANY
(Registrant)

By: /s/ Ernest J. Mrozek
Ernest J. Mrozek
Vice Chairman and Chief Financial Officer