Form 10-K
period 2007-12-31
SERVICEMASTER CO
filed 2008-03-28
CIK 1052045

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        On July 24, 2007, the registrant completed a transaction pursuant to an Agreement and Plan of Merger, dated as of March 18, 2007, among the registrant and two corporations formed to effect the merger transactions. Pursuant to the merger transaction, the registrant's publicly traded securities were cancelled in exchange for cash. As a result of the merger transaction, the registrant became a privately held corporation and its equity shares are no longer publicly traded. At March 14, 2008, 1,000 shares of the registrant's common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

        The ServiceMaster Company is not required to file this Annual Report on Form 10-K with the Securities and Exchange Commission, and is doing so on a voluntary basis.

THE SERVICEMASTER COMPANY
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

        The ServiceMaster Company ("ServiceMaster" or the "Company") is a national company serving both residential and commercial customers. Its services include lawn care, landscape maintenance, termite and pest control, home warranty, disaster response and reconstruction, cleaning and disaster restoration, house cleaning, furniture repair, and home inspection. As of December 31, 2007, ServiceMaster provided these services through a network of approximately 5,500 company-owned locations and franchise licenses operating under the following leading brands: TruGreen, TruGreen LandCare, Terminix, American Home Shield, InStar, Merry Maids, ServiceMaster Clean, Furniture Medic and AmeriSpec. Approximately 98% of ServiceMaster's revenues are generated by sales in the United States. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

        ServiceMaster is organized into five principal operating segments: TruGreen LawnCare; TruGreen LandCare; Terminix; American Home Shield; and Other Operations and Headquarters. All ServiceMaster subsidiaries are wholly owned. The financial information for each operating segment for 2007, 2006 and 2005 is contained in Part II, Item 8 of this Annual Report on Form 10-K.

RECENT EVENTS—MERGER TRANSACTION

        On March 18, 2007, ServiceMaster entered into an Agreement and Plan of Merger (the "Merger Agreement") with ServiceMaster Global Holdings, Inc. (formerly CDRSVM Topco, Inc.) ("Holdings") and CDRSVM Acquisition Co., Inc., an indirect wholly owned subsidiary of Holdings ("Acquisition Co."). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Co. would merge with and into ServiceMaster, with ServiceMaster as the surviving corporation (the "Merger").

        On July 24, 2007 (the "Closing Date"), the Merger was completed, and each issued and outstanding share of ServiceMaster common stock, other than shares held by ServiceMaster or Holdings or their subsidiaries and shares held by stockholders who validly perfected their appraisal rights under Delaware law, was converted into the right to receive $15.625 in cash (the "Merger Consideration"). Each share of ServiceMaster common stock owned by ServiceMaster, Holdings or Acquisition Co. or any of their respective direct or indirect wholly-owned subsidiaries was cancelled and retired, and no consideration was paid in exchange for it.

        Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliates with, Clayton, Dubilier & Rice, Inc ("CD&R"), Citigroup Private Equity L.P., BAS Capital Funding Corporation and J.P. Morgan Ventures Corporation. (collectively, the "Equity Sponsors").

SERVICES

        The following table shows the percentage of ServiceMaster's consolidated revenue from continuing operations derived from each of ServiceMaster's reportable segments in the years indicated:

Segment	2007	2006	2005
TruGreen LawnCare	33%	32%	32%
TruGreen LandCare	12%	13%	14%
Terminix	33%	32%	33%
American Home Shield	16%	17%	16%
Other Operations and Headquarters	6%	6%	5%

TruGreen LawnCare Segment

        The TruGreen LawnCare segment provides lawn care services primarily under the TruGreen brand name. Revenues derived from the TruGreen LawnCare segment constituted 33%, 32% and 32% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2007, 2006 and 2005, respectively. The TruGreen LawnCare business is seasonal in nature. Weather conditions such as a drought, or snow in the late spring or fall, can affect the demand for lawn care services and may result in a decrease in revenues or an increase in costs.

        TruGreen LawnCare is a leading provider of lawn, tree and shrub care services in the United States, serving both residential and commercial customers. As of December 31, 2007, TruGreen LawnCare provided these services in 43 states and the District of Columbia through approximately 206 company-owned locations and 53 franchised locations. As of December 31, 2007, TruGreen LawnCare also provided lawn care services through a subsidiary in Canada and had licensing arrangements with licensees who provided these services in Japan and the United Kingdom.

TruGreen LandCare Segment

        The TruGreen LandCare segment provides landscape maintenance services primarily under the TruGreen LandCare brand name. Revenues derived from the TruGreen LandCare segment constituted 12%, 13% and 14% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2007, 2006 and 2005, respectively. The TruGreen LandCare business is seasonal in nature. Weather conditions such as a drought can affect the demand for landscape maintenance services, or declines in the volume of snow fall can affect the level of snow removal services, and may result in a decrease in revenues or an increase in costs.

        TruGreen LandCare is a leading provider of landscape maintenance services in the United States, serving primarily commercial customers. As of December 31, 2007, TruGreen LandCare provided these services in 41 states and the District of Columbia through approximately 70 company-owned locations and had no international operations.

Terminix Segment

        The Terminix segment provides termite and pest control services primarily under the Terminix brand name. Revenues derived from the Terminix segment constituted 33%, 32% and 33% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2007, 2006 and 2005, respectively. The Terminix business is seasonal in nature. The termite swarm season, which generally occurs in early spring but varies by region depending on climate, leads to the highest demand for termite control services and, therefore, the highest level of revenues. Similarly, increased pest activity in the warmer months leads to the highest demand for pest control services and, therefore, the highest level of revenues.

        Terminix is a leading provider of termite and pest control services in the United States, serving both residential and commercial customers. As of December 31, 2007, Terminix provided these services in 46 states and the District of Columbia through approximately 380 company-owned locations and 128 franchised locations. As of December 31, 2007, Terminix also provided termite and pest control services through three subsidiaries in Mexico and had licensing arrangements whereby licensees provided these services in 13 other countries, primarily in Japan, the Caribbean and the Middle East.

American Home Shield Segment

        The American Home Shield segment provides home warranty contracts for systems and appliances primarily under the American Home Shield brand name. Revenues derived from the

American Home Shield segment constituted 16%, 17% and 16% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2007, 2006 and 2005, respectively. The American Home Shield business is seasonal in nature. Sales volume in the American Home Shield segment depends, in part, on the number of home resale closings, which historically has been highest in the spring and summer months. American Home Shield's costs related to service call volume are highest in the summer months, especially during periods of unseasonably warm temperatures.

        American Home Shield is a leading provider of home warranty contracts for systems and appliances in the United States. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, hot water heaters and other covered appliances that break down due to normal wear and tear and services those contracts through independent repair contractors. As of December 31, 2007, American Home Shield issued and administered home warranty contracts in 49 states and the District of Columbia and had no international operations.

Other Operations and Headquarters Segment

        The Other Operations and Headquarters segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, home cleaning services primarily under the Merry Maids brand name, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations segment also includes ServiceMaster's headquarters functions. Revenues derived from the Other Operations and Headquarters segment constituted 6%, 6% and 5% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2007, 2006 and 2005, respectively.

        ServiceMaster Clean.    ServiceMaster Clean is a leading franchisor in the residential and commercial disaster restoration and cleaning field in the United States. As of December 31, 2007, ServiceMaster Clean provided these services in all 50 states and the District of Columbia through approximately 3,000 franchised locations. As of December 31, 2007, ServiceMaster Clean, through subsidiaries, also provided disaster restoration and cleaning services in Canada, Ireland, the United Kingdom and Spain and had entered into licensing arrangements to provide these services in six other countries: Honduras, Lebanon, Saudi Arabia, Japan, Malaysia and the Philippines.

        Merry Maids.    Merry Maids is a leading provider of home cleaning services in the United States. As of December 31, 2007, these services were provided in 48 states and the District of Columbia through approximately 75 company-owned locations and 450 franchised locations. As of December 31, 2007, Merry Maids, through subsidiaries, also provided home cleaning services, in Canada, Denmark, Ireland and the United Kingdom and had entered into licensing arrangements to provide these services in five other countries: Hong Kong, Japan, Korea, Malaysia, and the Philippines.

        Furniture Medic.    Furniture Medic is a leading provider of on-site furniture repair and restoration services in the United States serving residential customers. As of December 31, 2007, Furniture Medic provided these services in 49 states and the District of Columbia through approximately 275 franchised locations. As of December 31, 2007, Furniture Medic also provided on-site furniture repair and restoration services through subsidiaries in Canada and the United Kingdom and had entered into licensing arrangements to provide these services in France and Saudi Arabia.

        AmeriSpec.    AmeriSpec is a leading provider of home inspection services in the United States serving residential customers. As of December 31, 2007, AmeriSpec provided these services in 46 states and the District of Columbia through approximately 288 franchised locations. AmeriSpec also provided home inspection services through a subsidiary in Canada.

Businesses Held Pending Sale

        InStar is a direct provider of disaster response and reconstruction services for customers in the United States. As of December 31, 2007, InStar provided these services in 32 states and the District of Columbia through 15 company-owned locations and had no international operations. In the fourth quarter of 2007, management of the Company concluded that InStar did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business.

MARKETING AND DISTRIBUTION

        ServiceMaster markets its services primarily through yellow pages advertisements, direct mail, the internet, television and radio advertising, print advertisements, door-to-door solicitation and telemarketing. Additionally, American Home Shield markets its home service contracts through real estate brokerage offices in conjunction with the resale of single-family residences and through financial institutions and insurance agencies.

HEADQUARTER FUNCTIONS

        The Business Support Center, headquartered in Memphis, Tennessee, administers payroll, benefits, risk management, travel and certain procurement services for ServiceMaster's internal operations. Various administrative support departments also provide personnel, communications, marketing, government and public relations, administrative, accounting, financial, tax, human resources, information technology and legal services.

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

        ServiceMaster holds various service marks, trademarks and trade names, such as ServiceMaster, Terminix, TruGreen, TruGreen LandCare, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec, InStar and Furniture Medic, that it deems particularly important to the advertising and franchising activities conducted by each of its operating segments. As of December 31, 2007, ServiceMaster's marks were registered in the United States and 118 other countries.

FRANCHISES

        Franchises are important to the TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Total franchise fees (initial and recurring) represented 3.7%, 3.6% and 3.4% of consolidated revenue from continuing operations in 2007, 2006 and 2005, respectively. Related franchise operating expenses were 2.2%, 2.3% and 2.1% of consolidated operating expenses in 2007, 2006 and 2005, respectively. Total franchise related profits comprised 31.7%, 15.8% and 14.1% of consolidated operating income in 2007, 2006 and 2005, respectively. Franchise agreements entered into in the course of these businesses are generally for a term of five to ten years. The majority of these franchise agreements are renewed prior to expiration. The majority of international licenses are for ten year terms.

COMPETITION

        ServiceMaster competes with many other companies in the sale of its services, franchises and products. The principal methods of competition in ServiceMaster's businesses include quality and speed of service, name recognition and reputation, pricing and promotions, customer satisfaction, brand awareness, professional sales forces, and reputation/referrals. Competition in all of the Company's markets is strong.

        Lawn Care Services.    Competition in the market for lawn care services comes mainly from local, independently owned firms and from homeowners who care for their own lawns. Competition also comes from Scotts, which continues to expand towards a more national footprint.

        Landscape Maintenance Services.    Competition in the market for commercial landscape maintenance services comes mainly from small, owner-operated companies operating in a limited geographic market and, to a lesser degree, from a few large companies (notably, The Brickman Group and The Valley Crest Companies) operating in multiple markets, and from property owners who perform their own landscaping services.

        Termite and Pest Control Services.    Competition in the market for termite and pest control services comes mainly from regional and local, independently owned firms, from homeowners who treat their own termite and pest control problems, and from Orkin, a subsidiary of Rollins, which operates on a national basis. Ecolab Inc. competes nationally in the commercial pest control segment.

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

        Residential & Commercial Disaster Restoration and Cleaning Services.    Competition in the market for disaster restoration and cleaning services comes mainly from local, independently owned firms and a few national professional cleaning companies such as ServPro, Paul Davis, Befor and BMS Cat.

        Home Cleaning Services.    Competition in the market for home cleaning services comes mainly from local, independent contractors and a few national companies such as Stanley Steemer and Chem Dry.

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

        These federal and state laws include laws relating to consumer protection, wage and hour regulations, deceptive trade practices, permit and license requirements, Real Estate Settlement

Procedures Act, workers' safety (e.g., the Occupational Safety and Health Act), environmental regulations (e.g., the Clean Air Act) and employee benefits (e.g., the Consolidated Omnibus Budget Reconciliation Act of 1985 and the Employee Retirement Income Security Act of 1974). The TruGreen LawnCare, TruGreen LandCare and Terminix businesses must also meet the Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to their fleets of vehicles. American Home Shield is regulated by the Department of Insurance in certain states and the Real Estate Commission in Texas. TruGreen and Terminix are regulated by various state and local laws and regulations which are enforced by state Departments of Agriculture, Pest Control Boards, Departments of Environmental Conservation and similar government entities.

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

        The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern ServiceMaster's telephone sales practices. In addition, many states have adopted statutes and regulations targeted at direct telephone sales activities. The implementation of Do-Not-Call lists requires TruGreen LawnCare, and, to a lesser extent, ServiceMaster's other operating segments, to rely more extensively on other marketing methods and channels.

Franchise Matters

        TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic are subject to various federal, state and international laws and regulations governing franchise sales and marketing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster seeks to comply with regulatory requirements and deal with franchisees in good faith. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including, among other things, payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that material disputes with one or more franchisees will not arise.

Environmental Matters

        ServiceMaster's businesses are subject to various federal, state and local laws and regulations regarding environmental matters. Terminix, TruGreen LawnCare and TruGreen LandCare are regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977. ServiceMaster cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2007, there were no material capital expenditures for environmental control facilities.

Environmental Matters—Businesses Held Pending Sale

        InStar, a business held pending sale, is governed by the provisions of the Clean Air Act, the National Emissions Standards for Hazardous Air Pollutants and the Occupational Safety and Health Act relating to the possible presence of asbestos in the structures serviced by InStar. In addition, InStar must comply with numerous state and local jurisdictions which also regulate procedures which may give rise to the disturbance of asbestos.

        On November 8, 2006, InStar entered into a plea agreement with the United States Attorney's Office for the Southern District of Florida requiring that InStar implement an environmental compliance plan, pay a fine of $0.5 million for each count, for a total of $1 million, and make a contribution of $2 million to the Florida Environmental Task Force Trust Fund, in each case relating to conduct that occurred prior to our acquisition of InStar. In addition, InStar entered into a compliance agreement with the United States Environmental Protection Agency ("EPA"). The plea agreement entered into between InStar and the United States Attorney's Office for the Southern District of Florida and the EPA compliance agreement will require ongoing monitoring and compliance by InStar for up to five years, violation of which could potentially result in further fines, loss of licenses, loss of certain federal grants and procurement contracts, and possible criminal sanctions. As part of InStar's plea agreement with the United States Attorney's Office and the EPA compliance agreement, InStar has implemented a comprehensive environmental compliance plan. The environmental compliance plan requires, among other things, mandatory training for all InStar employees on the proper identification, handling and management of hazardous substances, internal monitoring and audits of the compliance plan, and third-party auditing and reporting of compliance with the plan. If the compliance plan is not fulfilled or the plea agreement is violated, potential risks to us include additional and substantial fines, expanded investigation and prosecution by the United States Attorney's Office, loss of certain key contractor licenses currently held by InStar, loss of federal grants and procurement contracts for InStar, negative media exposure and damage to our reputation that could result in loss of business for InStar and other of our business units, and possible criminal sanctions.

INSURANCE

        We maintain insurance coverage that we believe is appropriate for our business, including workers' compensation, auto liability, general liability, umbrella and property insurance. In addition, we provide various insurance coverages, including deductible reimbursement policies, to our business units through our wholly-owned captive insurance company, which is domiciled in Vermont.

EMPLOYEES

        On December 31, 2007, ServiceMaster had approximately 29,000 employees.

AVAILABLE INFORMATION

        ServiceMaster maintains a website at http://www.corporate-ir.net/ireye/ir_site.zhtml?ticker=SVM&script=1901 that includes a hyperlink to a website maintained by a third-party where ServiceMaster's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.    RISK FACTORS

        The following discussion of risk factors contains "forward-looking statements," as discussed in Item 7. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have substantial debt and may incur additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on our debt.

        As of December 31, 2007, we had an aggregate principal amount of debt outstanding of approximately $4.13 billion.

        Our substantial debt could have important consequences to holders of our debt and others. Because of our substantial debt:

  •
  our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing could become impaired;

  •
  our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our debt may be impaired in the future;

  •
  a large portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes;

  •
  we are exposed to the risk of increased interest rates because a portion of our borrowings, including under the Interim Loan Facility, the Term Facilities and the Revolving Credit Facility (each as defined in Note 14 to the consolidated financial statements included elsewhere in this report and, collectively, the "Credit Facilities"), and certain floating rate operating leases are at variable rates of interest;

  •
  it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;

  •
  we may be more vulnerable to general adverse economic and industry conditions;

  •
  we may be at a competitive disadvantage compared to our Competitors with less debt or with comparable debt on more favorable terms and that, as a result, they may be better positioned to withstand economic downturns;

  •
  our ability to refinance debt may be limited or the associated costs may increase; and

  •
  our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our businesses.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further exacerbate the risks associated with our substantial debt.

        We and our subsidiaries may be able to incur additional debt in the future. The terms of our debt do not prohibit us or our subsidiaries from doing so. The Credit Facilities provide us with commitments for additional borrowings of up to $500 million under the Revolving Credit Facility and permit additional borrowings beyond those commitments under certain circumstances. If new debt is added to our current debt levels, the related risk we face would increase, and we may not be able to meet all of our debt obligations.

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

  •
  permit our subsidiaries to pay dividends to entities other than ServiceMaster;

  •
  change our business; and

  •
  engage in acquisition activity and make investments (including joint ventures).

        The restrictions in the agreements governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be able to refinance our debt, at maturity or otherwise, on terms acceptable to us, or at all.

        Our ability to comply with the covenants and restrictions contained in the agreements governing our debt may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under an agreement that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the Term Facilities, could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under the Credit Facilities. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our debt and our ability to refinance all or a portion of our debt or obtain additional financing depends on many factors beyond our control.

        As a holding company, we have no independent operations or material assets other than our ownership of equity interests in our subsidiaries, and we will depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including satisfying our obligations under our debt. Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on the ability of our subsidiaries to make distributions and dividends to us, which, in turn, will depend on their operating results, cash requirements and financial condition, general business conditions, and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control, and as described below. The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home warranty, service contract or similar companies is subject to applicable state law limitations. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

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

        The Revolving Credit Facility will mature in 2013 and the Term Loan Facilities will mature in 2014. The interim loans under the Senior Interim Credit Facility mature on July 24, 2008, and permanent financing issued under the Senior Interim Credit Facility, if any, would mature on July 24, 2015. We may not be able to refinance any of our debt or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be, whether the proceeds that we realize will be adequate to meet debt service obligations when due or whether we would receive fair value for such assets.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        A significant portion of our outstanding debt, including under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each one percentage point change in interest rates would result in an approximately $16 million change in the annual interest expense on our Term Loan Facilities after considering the benefit of the interest rate swaps into which we have entered. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $5 million change in annual interest expense on our Revolving Credit Facility. In addition during 2008, the Interim Loan Facility provides for floating rates and automatic step ups in rates up to a maximum cash rate of 10.75%. The maximum cash rate would provide for an increase in interest expense compared to current rates of approximately $23 million on an annual basis. We are also exposed to increases in interest rates in respect of our floating rate operating leases, and a one percentage point change in interest rates would result in an approximately $3 million change in annual rent expense in respect of such operating leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

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

        Our financial performance is affected by the level of our operating expenses, such as fuel, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely and have generally increased, including sharp increases in 2006 and 2007. These fuel price increases raise our costs of operating vehicles and equipment. Fuel price increases can also result in increases in the cost of fertilizer, chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in fuel costs and other operating costs. In 2007, our cost of services rendered and products sold increased in part due to increased health benefit and fuel costs throughout the Company. To the extent such cost increases continue, we may not be able to fully pass these increased costs through to our existing and prospective customers, and the rates we pay to our subcontractors may increase, any of which could have a material adverse impact on our operating results. With respect to fuel, our fleet, which consumes roughly 30 million gallons annually, has been negatively impacted by significant increases in fuel prices. Each year, we hedge approximately two-thirds of our estimated annual fuel usage. Fuel costs, even after the benefits of related hedges, increased approximately $8 million pretax in 2007. Based upon the hedges we have executed for 2008, as well as current Department of Energy price forecasts, we would again expect an additional adverse impact in 2008. A shortage in supply of fuel would also adversely affect our business.

Our future success depends on our ability to attract and retain trained workers and third party contractors.

        Our future success and financial performance depends substantially on our ability to attract, retain and train workers and attract and retain third party contractors. Our ability to expand our operations is in part impacted by our ability to increase our labor force including on a seasonal basis, which may be adversely impacted by a number of factors, including a failure of the U.S. Congress to reauthorize the returning worker exception to the H2B Visa Program, which may negatively impact the number of foreign nationals available to engage in seasonal employment. In the event of a labor shortage, we could experience difficulty in delivering our services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

We may not successfully implement our business strategies or realize all of our expected cost savings.

        We may not be able to fully implement our business strategies or realize, in whole or in part within the time frames anticipated, the anticipated benefits of our various initiatives, such as our Terminix Termite Inspection and Protection Plan and TruGreen TruNatural Targeted Lawn Care program and our agreement with Realogy Corporation, or our expected cost savings and efficiency improvements, including those related to the Company's reorganization and restructuring of certain of its businesses and support functions ("Fast Forward"). Our various business strategies and initiatives, including our productivity and customer retention initiatives, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to incur certain costs to achieve our expected cost savings and efficiency improvements. These costs may turn out to be substantially higher than we currently estimate, and we may not fully achieve our expected cost savings and efficiency improvements. Our ability to successfully realize cost savings and the timing of any realization may be affected by factors such as the need to ensure continuity in our operations, contracts, regulations and/or statutes governing employee-employer relationships, our ability to renegotiate contracts or find alternative suppliers and other factors. Our business strategy may also change from time to time. As a result, we may not be able to achieve our expected results of operations.

Changes in general economic conditions, especially as they may affect home re-sales or consumer confidence or spending levels, may adversely affect the demand for our services.

        Changes in general economic conditions and consumer confidence affect the demand for our services. Unfavorable general economic conditions such as those experienced in recent months, including rising fuel prices, changes in interest rates, continued or further softening of the home resale market, increases in home foreclosures and increases in unemployment rates, could reduce consumer confidence and related spending levels and, in turn, reduce the demand for our services. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would negatively impact our operating revenues, profitability and cash flow.

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

        Our financial performance is affected by changes in the types or mix of services we offer our customers. For example, when Terminix transitioned from offering primarily bait termite services to providing both liquid and bait termite services, this transition required the purchase of additional equipment and additional training for our associates. The bait and termite service lines also have different price points (for both the initial treatment and for renewals), different ongoing service obligations, and different revenue recognition policies. These changes in mix can also affect the timing of our revenues, as, for example, when the switch to a new bait product in early 2005 allowed us to recognize revenue from the use of bait termite applications more quickly and thereby reduced deferrals of revenue relating to such applications to future periods. An unsuccessful rollout or adjustment of our service offerings could have a material adverse effect on our financial performance.

Government laws and regulations applicable to our businesses could increase our legal and regulatory expenses and affect our financial performance.

        Our businesses are subject to significant federal, state and local laws and regulations. These federal and state laws include laws relating to consumer protection, wage and hour requirements, the employment of immigrants, permit and licensing requirements, workers' safety, the environment, insurance and home warranty, employee benefits, telemarketing, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and local regulations, including water management techniques. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses. The laws and regulations applicable to our businesses will likely change in the future and affect our operations and financial performance. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation and suffer the loss of licenses or penalties that may affect how our business is operated, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

The loss of the services of management personnel and other employees as a result of restructuring could adversely affect our financial performance.

        Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company's work processes around its operational and strategic objectives. Fast Forward has resulted in employee workforce reductions as part of the cost-savings to be achieved and may include additional workforce reductions in the future. Ultimately, Fast Forward is expected to enhance our financial performance; however, the loss of management personnel and other employees could affect our success and financial performance until the Fast Forward process is completed.

Our business process outsourcing initiatives may increase our reliance on third-party contractors and expose our business to harm upon the termination or disruption of our third-party contractor relationships.

        Our strategy to increase profitability by reducing our costs of operations includes the implementation of business process outsourcing initiatives. As a result, our future operations may increasingly rely on third-party vendors to provide services that we currently perform internally. Any disruption, termination, or substandard provision of these outsourced services could adversely affect our brands, customer relationships, operating results and financial condition. Also, if a third-party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable. In addition, in the event a third-party outsourcing relationship is terminated and we are unable to replace it, there is a risk that we may no longer have the capabilities to perform these services internally.

Compliance with our subsidiary's environmental plan and the costs and effects of legal or administrative proceedings could adversely impact our business and financial results.

        On November 8, 2006, InStar entered into a plea agreement with the United States' Attorney's Office for the Southern District of Florida requiring that InStar implement an environmental compliance plan, pay a fine of $0.5 million for each count, for a total of $1 million, and make a contribution of $2 million to the Florida Environmental Task Force Trust Fund, in each case relating to conduct that occurred prior to our acquisition of InStar. In addition, InStar entered into a compliance agreement with the EPA. The plea agreement entered into between InStar and the United States Attorney's Office for the Southern District of Florida and the EPA compliance agreement will require ongoing monitoring and compliance by InStar for up to five years, violation of which could potentially result in further fines, loss of licenses, loss of certain federal grants and procurement contracts, and possible criminal sanctions. As part of InStar's plea agreement with the United States Attorney's Office and the EPA compliance agreement, InStar has agreed to implement a comprehensive environmental compliance plan. The environmental compliance plan requires, among other things, mandatory training for all InStar employees on the proper identification, handling and management of hazardous substances, internal monitoring and audits of the compliance plan, and third-party auditing and reporting of compliance with the plan. If the compliance plan is not fulfilled and the plea agreement is violated, potential risks to us include additional and substantial fines, expanded investigation and prosecution by the United States Attorney's Office, loss of certain key contractor licenses currently held by InStar, loss of federal grants and procurement contracts for InStar, negative media exposure and damage to our reputation that could result in loss of business for InStar and other of our business units, and possible criminal sanctions.

Laws and regulations regarding the use of pesticides and fertilizers and claims of personal injury and property damage involving product liability, as well as other environmental laws and regulations, could result in significant costs that adversely affect our operating results.

        Local, state, federal and international laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the U.S. Environmental Protection Agency (EPA) (and similar state agencies) before they can be sold. The failure to obtain or the cancellation of any such registration, or the other withdrawal from the market place of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA's continuing evaluations.

        In addition, the use of certain pesticides, herbicides and fertilizer products is regulated by various local, state, federal and international environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products be used only on certain types of locations, may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may ban the use of certain products. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot assure you that our products, particularly pesticide products, will not be alleged to cause injury to the environment or to people under any circumstances. The costs of compliance, remediation or products liability lawsuits could materially affect our future operating results.

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

        Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, Terminix, TruGreen, TruGreen LawnCare, TruGreen LandCare, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec, InStar, Furniture Medic and ServiceMaster. We have not sought to register every one of our marks either in the United States or in every country in which they are used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse effect on our business, financial condition or results of operations.

        Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us could subject us to damages or prevent us from providing certain services under our recognized brand names, which could have a material adverse effect on our business, financial condition or results of operations.

Disruptions or security failures in our information technology systems could create liability for us and/or limit our ability to effectively monitor, operate and control our operations and adversely affect our operating results.

        Our information technology systems facilitate our ability to monitor, operate and control our operations. While we have disaster recovery plans in place, any disruption in these plans or the failure of these plans to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting, among other things, our capacity to monitor, operate and control our operations effectively. In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities relating to violations of privacy or otherwise, which may lead to lower revenues, increased costs and other material adverse effects on our results of operations.

We are subject to various restrictive covenants that could adversely impact our operations.

        From time to time, we enter into noncompetition agreements that restrict us from entering into lines of business (i.e., heating, ventilation and air conditioning repair and installation, electrical repair and installation, plumbing) or operating in certain areas into which we may desire to expand our business. We also are subject to non-solicitation and no hire covenants that may restrict our ability to solicit potential customers or employees. To the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our operations may be adversely impacted.

Future acquisitions and our reorganization efforts could affect our financial performance.

        We plan to continue to pursue opportunities to expand through selective acquisitions. Our ability to make acquisitions at reasonable prices and to integrate acquired businesses are important factors in our future growth. We cannot assure that we will be able to manage or integrate acquired businesses successfully. Any inability on our part to consolidate and manage growth from acquired businesses could have an adverse effect on our financial performance, and there can be no assurance that any acquisition that we make in the future will provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business and/or reorganizing our management and merit processes may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities; failure to follow internal processes; write-offs or impairment charges relating to goodwill and other intangible assets; and unanticipated or unknown liabilities relating to acquired businesses.

We are indirectly owned and controlled by the Equity Sponsors, and their interests as equity holders may conflict with holders of our debt.

        We are indirectly owned and controlled by the Equity Sponsors, who will have the ability to control our policies and operations. The directors appointed by affiliates of the Equity Sponsors are able to make decisions affecting our capital structure, including decisions to issue or repurchase capital stock, pay dividends and incur additional debt. The interests of the Equity Sponsors may not in all cases be aligned with the interests of the holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Equity Sponsors might conflict with the interests of holders of our debt. In addition, our Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to holders of our debt. Furthermore, the Equity Sponsors may in the future own businesses that directly or indirectly compete with us. One or more of the Equity Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        The headquarters for TruGreen LawnCare, TruGreen LandCare and Terminix, along with the corporate headquarters, are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Home Shield are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic and a training facility are located in leased premises at 3839 Forest Hill Irene Road, Memphis, Tennessee. In addition, ServiceMaster leases space for a call center located at 6399 Shelby View Drive, Memphis, Tennessee; offices located at 850 and 855 Ridge Lake Boulevard, Memphis, Tennessee; a training facility located at 1650 Shelby Oaks Drive North, Memphis, Tennessee; and a warehouse located at 1575 Two Place, Memphis, Tennessee. ServiceMaster believes that the headquarters, call center facility, offices, training facilities and warehouse located in Memphis are suitable and adequate to support the current needs of its operating companies and corporate headquarters in the Memphis area. ServiceMaster currently has a lease on office space in Downers Grove, Illinois that housed its former corporate headquarters. ServiceMaster has exercised an option to terminate the lease as of June 30, 2008 in connection with the consolidation of its corporate offices in Memphis, Tennessee.

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

Operating Company	Owned Facilities	Leased Facilities
TruGreen LawnCare	5	316
TruGreen LandCare	1	137
Terminix	12	479
American Home Shield	1	5
ServiceMaster Clean	0	6
Merry Maids	0	79
InStar	0	21

ITEM 3.    LEGAL PROCEEDINGS

New York Department of Environmental Conservation Notice of Violation to Terminix

        On July 21, 2006, the New York State Department of Environmental Conservation, Division of Legal Affairs, Region 4 ("NYDEC"), sent to Terminix a certified letter enclosing a Notice of Hearing, Pre-Hearing Conference and Complaint, naming as Respondents Terminix and seven individuals employed by four Terminix branches located in New York. The Complaint alleged various violations by the Respondents of Article 33 of the Environmental Conservation Law of the State of New York and Part 20 et seq. of Title 6 of the Official Compilation of Codes, Rules and Regulations and sought a $1,500,000 fine, the submission of a plan by the Respondents through a third-party consultant for evaluating purported training, record-keeping, employee license certifications and pesticide label distribution issues at four New York branches, and the submission of a plan to address any issues identified during such evaluation. On September 29, 2006, Terminix filed on behalf of the Respondents an Answer and Affirmative Defenses.

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

Class Action suits brought against the Company and CD&R

        Following the announcement of the proposed acquisition of ServiceMaster in 2007, five (5) complaints were filed against ServiceMaster concerning the proposed merger: Kaiman v. Spainhour, et al. (filed in Chancery Court in Memphis, Tennessee) ("Kaiman"); Golombuski v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) ("Golombuski"); Sokol and Bowen v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) ("Sokol"); Palmer v. The ServiceMaster Co., et al. (filed in Cook County Circuit Court in Chicago, Illinois) ("Palmer"); and Smith v. The ServiceMaster Co., et al. (filed in Chancery Court for Newcastle County, Delaware) ("Smith").

        All of the complaints name ServiceMaster, its CEO and its Board of Directors as defendants. The Kaiman, Golombuski and Smith complaints additionally name CD&R as a defendant and the Smith complaint also names the investors in CDRSVM Topco, Inc., CDRSVM Topco, Inc. and Acquisition Co. All of the complaints allege breach of fiduciary duties and seek injunctive relief. The Kaiman complaint also contains a specific count seeking indemnification of costs. The Golombuski and Smith complaints also allege that CD&R aided and abetted the individual defendants' breach of fiduciary duties, while the Kaiman complaint generally alleges that "defendants" breached their fiduciary duties or aided and abetted a breach of fiduciary duty. The Smith complaint also alleges that there are material omissions in the preliminary proxy statement relating to the proposed acquisition that the Company filed with the SEC on April 16, 2007. All five of the complaints challenged and indicated an intent to enjoin the proposed acquisition of ServiceMaster.

        After the plaintiff in the Smith case filed a motion for expedited discovery and for the scheduling of a preliminary injunction hearing, the parties to the Smith case reached an agreement in principle to settle that case on a class wide basis and entered into a Memorandum of Understanding reflecting that agreement. The Memorandum of Understanding provides, among other things, for ServiceMaster to include certain additional disclosures in the final Proxy Statement with respect to the proposed merger (subsequently made on June 19, 2007) and for a reduction of the Company termination fee from $100 million to $90.8 million (subsequently made). The Memorandum of Understanding stated that if the settlement contemplated by the Memorandum of Understanding is approved, plaintiff and his counsel intend to petition the court for an award of fees and expenses. It further stated that the parties reached no agreement with regard to an appropriate award of fees to plaintiff's counsel, and defendants reserved all rights to oppose any fee application. The parties are negotiating a definitive Stipulation of Settlement, which requires confirmatory discovery to be completed by the plaintiffs and the approval of the Delaware Court.

        Notwithstanding the settlement agreement reached in the Smith case, the plaintiffs in the other four pending actions nonetheless attempted to pursue those actions. The Kaiman, Golombuski and Sokol complaints were consolidated, and the Tennessee court handling those cases entered an order denying the plaintiffs' motion for expedited discovery and granting a stay of these actions pending the resolution of the Smith case in Delaware. The Illinois court handling the Palmer case denied the plaintiff's motion for expedited discovery and dismissed the complaint on the basis of the pending settlement in Delaware. The plaintiffs in Palmer appealed to the Illinois Appellate Court. The Palmer appeal was voluntarily dismissed on October 25, 2007.

        The Company believes that the settlement agreement with respect to the Smith case should resolve all of the foregoing litigation, other than the Palmer action, which has already concluded. Notwithstanding the settlement, the Company believes the foregoing lawsuits to be without merit and, if the settlement is not fully consummated for any reason, intends to defend the remaining actions vigorously.

New York Department of Environmental Conservation Notice of Violation to TruGreen LawnCare

        On or about March 31, 2006, TruGreen LawnCare received a Notice of Violation ("NOV") from the New York Department of Environmental Conservation ("NYDEC") alleging violations of New York pesticide law related to residential lawn applications occurring in New York over a 6-year period. The alleged violations include applying pesticides without signed contracts, applying pesticides without providing warning labels, expired applicator licenses, improper posting, undocumented training records, failing to comply with labeling requirements, improper application, and other, similar application issues. None of the allegations claim property damage or harm to humans, wildlife or the environment. In January of 2007, the NYDEC made an initial civil penalty demand against TruGreen in the amount of $260,000 to resolve these alleged violations. On March 23, 2007, TruGreen agreed in principle to settle the matter for a total of $150,000. TruGreen and the NYDEC executed a Consent Order on June 7, 2007. According to the terms of the Consent Order, TruGreen paid the sum of $100,000 contemporaneous with the execution of the Consent Order, and an additional sum of $50,000 was suspended provided TruGreen submitted a satisfactory recycling plan and demonstrates compliance with such plan throughout the next year. TruGreen submitted the recycling plan to the NYDEC. The NYDEC requested additional information concerning the recycling vendor and the training of TruGreen's branch employees on recycling procedures, which has been supplied by TruGreen. TruGreen is currently awaiting final NYDEC approval of the submitted plan, at which time this matter will be closed.

Colorado Department of Agriculture Notice of Disciplinary Proceedings to Terminix

        On or about September 2, 2004, two Terminix branches in Colorado, Colorado Springs and Pueblo, received subpoenas duces tecum from the Colorado Department of Agriculture requesting customer information regarding Sentricon termite baiting system customers of those branches. Those Terminix branches produced documents to the Colorado Department of Agriculture in response to those subpoenas. In 2007, the Colorado Department of Agriculture conducted announced inspections of several Terminix branches in Colorado. On February 5, 2008, the Colorado Department of Agriculture issued Notices of Disciplinary Proceedings relating to the Colorado Springs, Colorado, and Pueblo, Colorado, Terminix branches, which included approximately 270 alleged violations of various sections of the Colorado Pesticide Applicators' Act, including failure to properly inspect monitoring devices pursuant to the label requirements, failure to install auxiliary stations and follow self-recruitment procedures, and failure to replace monitoring devices and/or bait in those stations. The maximum financial penalty for each individual violation could be $1,000 and additional penalties could include the suspension or revocation of the license for Terminix in the state of Colorado. Terminix has requested and received an extension of time to respond to the Notice and must submit a response by March 26, 2008.

Squires v. The ServiceMaster Company and Clayton, Dubilier & Rice, Inc.

        On March 11, 2008, a lawsuit was filed by Vernon Squires, on behalf of himself and a putative class, against the Company and CD&R, in the Chancery Court of Tennessee. The Complaint alleges that, in connection with the acquisition of the Company by CD&R, the defendants improperly cancelled out-of-the-money stock options that had been previously granted to individuals in connection with certain stock option plans. The Complaint asserts causes of action against the Company for breach of contract and breach of the duty of good faith and fair dealing, conversion, and for a declaratory judgment, and asserts additional claims against CD&R. The Complaint seeks compensatory damages, attorneys' fees and costs, as well as pre-judgment and post-judgment interest against the Company. No specific monetary demand has been asserted. CD&R has notified the Company that CD&R believes it is entitled to indemnification by the Company for the claims against CD&R under the Complaint pursuant to its Indemnification Agreement with the Company. See "Certain Relationships and Related Transactions, and Director Independence—Indemnification Agreements." Unless otherwise extended, the Company will answer or move against the Complaint by April 11, 2008.

        In the ordinary course of conducting our business activities, we become involved in other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability actions and a small number of environmental proceedings. We do not expect any of these proceedings to have a material effect on our business, financial condition, or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matters were submitted to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our sole class of issued equity is common stock, all of which is held by CDRSVM Holding, Inc., which is a company wholly owned by CDRSVM Investment Holding, Inc., a company wholly owned by ServiceMaster Global Holdings, Inc.

Quarterly Cash Dividends

        The following table sets forth the cash dividends paid on ServiceMaster's common stock:

	2007	2006
Cash Dividends Per Share:
First Quarter	$0.12	$0.11
Second Quarter	0.12	0.11
Third Quarter	0	0.12
Fourth Quarter	0	0.12

	$0.24	$0.46

        On July 24, 2007, the Company completed a merger transaction pursuant to an Agreement and Plan of Merger, dated as of March 18, 2007, among the Company and two corporations formed to effect the merger transaction. Pursuant to the merger transaction, the Company's publicly traded securities were cancelled in exchange for cash. As a result of the merger transaction, the Company became a privately held corporation and its equity shares are no longer publicly traded. As a result, the Company is not required to file this Annual Report on Form 10-K with the Securities and Exchange Commission and is doing so on a voluntary basis.

        There are restrictions on the Company's ability to pay dividends in the future. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

Five-Year Financial Summary

		Predecessor
	Successor
			Year Ended December 31
	Period from Jul. 25, 2007 to Dec. 31, 2007
(In thousands, except per share data)		Period from Jan. 1, 2007 to Jul. 24, 2007
			2006	2005	2004	2003
Operating Results:
Operating revenue	$1,422,358	$1,934,390	$3,332,703	$3,239,478	$3,068,068	$2,895,028
Operating income(1)	33,240	143,932	324,128	340,083	324,308	110,655
Percentage of operating revenue	2.3%	7.4%	9.7%	10.5%	10.6%	3.8%
Non-operating expense	181,734	6,551	43,639	45,385	53,464	58,394
(Benefit) provision for income taxes(1),(2)	(52,182)	51,692	95,205	114,137	(45,779)	54,716

(Loss) income from continuing operations(1),(2)	(96,312)	85,689	185,284	180,561	316,623	(2,455)
(Loss) income from businesses held pending sale and discontinued operations, net of income taxes(1),(2)	(27,208)	(4,588)	(15,585)	18,364	14,604	(222,232)

Net (loss) income	$(123,520)	$81,101	$169,699	$198,925	$331,227	$(224,687)
Cash dividends per share	$—	$0.24	$0.46	$0.44	$0.43	$0.42
Financial Position:
Total assets	$7,591,060		$3,134,441	$3,048,009	$3,161,074	$2,975,131
Total liabilities	6,287,526		1,945,583	1,893,369	2,069,539	2,058,305
Total long-term debt outstanding	4,130,811		706,954	677,289	825,959	837,976
Minority interest	—		100,000	100,000	100,000	100,309
Shareholders' equity(1),(2)	1,303,534		1,088,858	1,054,640	991,535	816,517

(1)
The 2007 results include restructuring charges for severance, as well as costs associated with Fast Forward, and payments for employee retention and severance related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $26.0 million pretax ($15.9 million after-tax) in the period from July 25 to December 31, 2007 and $16.9 million pretax ($10.7 million after-tax) in the period from January 1 to July 24, 2007. The results also include merger charges related to the purchase of ServiceMaster by a group of investors led by Clayton, Dubilier & Rice, Inc. The merger related charges totaled $0.8 million pretax ($0.1 million after-tax) in the period from July 25 to December 31, 2007, $41.4 million pretax ($34.7 million after-tax) in the period from January 1 to July 24, 2007 and $1.0 million pretax ($0.7 million after-tax) in 2006.

  The 2006 results include restructuring charges for severance, as well as costs associated with "Project Accelerate", the Company's initiative to improve the effectiveness and efficiency of its functional support areas, and accruals for employee retention and severance to be paid in future periods that are related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $21.6 million pretax and $6.9 million after-tax. The after-tax impact of the restructuring charges includes approximately $6 million of non-recurring net operating loss carry forward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in Memphis.

  In accordance with SFAS 142, the Company's goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test. In the fourth quarter of 2007, the Company recorded a non-cash impairment charge associated with the goodwill at its InStar business in the amount of $12.9 million pre-tax ($8.8 million after-tax). This charge is classified within the financial statement caption "(loss) income from businesses held pending sale and discontinued operations, net of income taxes." In the first quarter of 2006, the Company recorded a $42 million pre-tax ($25 million after tax) impairment charge for expected losses on the disposition of American Residential Services and American Mechanical Services. In the third quarter of 2003, the Company recorded a non-cash impairment charge associated with the goodwill and intangible assets at its TruGreen LandCare business unit. This charge, which is included in the results of continuing operations for 2003, totaled $189 million pre-tax ($156 million after-tax). Also in the third quarter of 2003, the Company recorded a non-cash impairment charge of $292 million pretax ($227 million after-tax) associated with the goodwill and intangible assets of certain sold operations and this charge is classified within the financial statement caption "(loss) income from businesses held pending sale and discontinued operations, net of income taxes".

  In addition to the impairment charges noted above, the Company also recorded an impairment charge of $18.1 million pre-tax ($12.3 million after-tax) in the fourth quarter of 2007 related to the long-lived assets (other than goodwill) at its InStar business in connection with the decision to sell the InStar business. This charge is classified within the financial statement caption "(loss) income from businesses held pending sale and discontinued operations, net of income taxes."

(2)
In the fourth quarter of 2006, the Company recorded a reduction in income tax expense of $7 million resulting from the favorable resolution of state tax items related to a prior non-recurring transaction.

  Related to a comprehensive agreement with the Internal Revenue Service regarding its examination of the Company's federal income taxes through the year 2002, the Company recorded a non-cash reduction in its 2004 tax provision related to deferred taxes on intangible assets, which had not previously been recorded, thereby increasing net income by approximately $159 million. Approximately $150 million related to continuing operations and $9 million related to discontinued operations.

Item 7.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger Agreement

        On March 18, 2007, ServiceMaster entered into the Merger Agreement with Holdings and Acquisition Co. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Co. would merge with and into ServiceMaster, with ServiceMaster as the surviving corporation.

        On the Closing Date, the Merger was completed, and each issued and outstanding share of ServiceMaster common stock, other than shares held by ServiceMaster or Holdings or their subsidiaries and shares held by stockholders who validly perfected their appraisal rights under Delaware law, was converted into the right to receive $15.625 in cash. Each share of ServiceMaster common stock owned by ServiceMaster, Holdings or Acquisition Co. or any of their respective direct or indirect wholly-owned subsidiaries was cancelled and retired, and no consideration was paid in exchange for it.

        Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliates with the Equity Sponsors.

        Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million senior unsecured interim loan facility ("Interim Loan Facility"), (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the senior secured term loan facility, the "Term Facilities") were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility (the "Revolving Credit Facility").

        In connection with the Merger and the related transactions (the "Transactions"), ServiceMaster retired certain of its existing indebtedness, including ServiceMaster's $179.0 million, 7.875% notes due August 15, 2009 (the "2009 Notes"). On the Closing Date, the 2009 Notes were called for redemption and they were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster's $49.2 million, 6.95% notes due August 15, 2007 (the "2007 Notes").

Results of Operations

        Although the ServiceMaster Company continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The separate presentation is required under generally accepted accounting principles in the United States ("GAAP") when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of the assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. The

Company refers to the operations of the ServiceMaster Company for both the Predecessor and Successor periods. The consolidated statement of financial position as of December 31, 2007 and the consolidated statements of operations, shareholders' equity and cash flows for the period July 25, 2007 to December 31, 2007 reflect the financial position, operations and cash flows of the Successor. The consolidated statement of financial position as of December 31, 2006, the consolidated statements of operations, shareholders' equity and cash flows for the period January 1, 2007 to July 24, 2007, and the years ended December 31, 2006 and 2005 reflect the financial position, operations and cash flows of the Predecessor.

        The period to period comparisons of our results of operations have been prepared using the historical periods included in our financial statements. Accordingly, in this "Results of Operations" section, we compare the period from January 1 to July 24, 2007 and the period from July 25 to December 31, 2007 with the year ended December 31, 2006. In addition, we compare the year ended December 31, 2006 with the year ended December 31, 2005.

Periods from January 1 to July 24, 2007 and July 25 to December 31, 2007 Compared with the Year Ended December 31, 2006

        The Company reported revenue of $1,934.4 million in the period from January 1 to July 24, 2007 and $1,422.4 million in the period from July 25 to December 31, 2007 compared to $3,332.7 million in the year ended December 31, 2006. The revenue for the period from July 25 to December 31, 2007 has been reduced by $60.6 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding purchase accounting, revenue for the combined periods for the year ended December 31, 2007 increased $84.6 million, or 2.5 percent, over 2006 levels, driven by the results of our business units as described in our "Segment Review (Periods from January 1 to July 24, 2007 and July 25 to December 31, 2007 compared with the Year Ended December 31, 2006)".

        Operating income was $143.9 million in the period from January 1 to July 24, 2007 and $33.2 million in the period from July 25 to December 31, 2007 compared to $324.1 million in the year ended December 31, 2006. (Loss) Income from continuing operations before income taxes was $137.4 million in the period from January 1 to July 24, 2007 and ($148.5) million in the period from July 25 to December 31, 2007 compared to income from continuing operations before income taxes of $280.5 million in the year ended December 31, 2006. The decrease in (Loss) Income from continuing operations before income taxes as compared to the year ended December 31, 2006 primarily reflects the net effect of:

  •
  The net unfavorable impact of non-cash purchase accounting adjustments in the period from July 25 to December 31, 2007 of $136.9 million consisting primarily of increased amortization of intangible assets of $128.5 million, a $60.6 million reduction in revenue and reduced deferred customer acquisition expense of $54.3 million.

  •
  A $146.1 million increase in interest expense as a result of the new debt structure upon the completion of the Transactions.

  •
  A $41.2 million increase in charges related to the Merger which cannot be capitalized as part of the purchase cost for financial reporting purposes.

  •
  A $21.3 million increase in restructuring charges primarily resulting from the consolidation of the Company's corporate headquarters into its operations support center in Memphis, Tennessee.

  •
  A $50.3 million, or 14.5 percent, increase in operating income before income taxes, non-cash purchase accounting adjustments, interest expense, merger related charges and restructuring charges supported by profit growth at Terminix, TruGreen LawnCare and American Home Shield.

        The Company continued to experience significant increases in its fuel costs. The Company's fleet, which consumes roughly 30 million gallons annually, continued to be negatively impacted by significant increases in oil prices. Historically, the Company has hedged approximately two-thirds of its estimated annual fuel usage. Fuel costs, after the impacts of the hedges, increased approximately $8 million pretax in the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. Based upon the hedges the Company has executed to date for 2008, as well as current Department of Energy price forecasts, the Company would again expect an incremental adverse impact in 2008, currently projected at $8 to $10 million, pretax.

        Health care costs continued to experience strong inflationary pressures for the combined periods for the year ended December 31, 2007. In total, health care and related costs did not increase significantly for the combined periods for the year ended December 31, 2007 as inflationary increases were offset by favorable experience in self-insured claims. For 2008, the Company estimates that it will incur approximately $5 million to $8 million pretax of incremental health care costs due to inflationary pressures.

        The decline in short term interest rates has had a beneficial impact on the Company's business on both operating income (loss) and non-operating expense (income) by virtue of its effect on variable rate-based fleet and occupancy leases and investment income. Short term interest rates have improved the Company's results by approximately $1 million pretax for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Operating and Non-Operating Expenses

        The Company reported cost of services rendered and products sold of $1,196.3 million for the period from January 1 to July 24, 2007 and $898.5 million for the period from July 25 to December 31, 2007 compared to $2,082.1 million for the year ended December 31, 2006. The period from July 25 to December 31, 2007 includes a $10.1 million (non-cash) decrease in cost of services rendered and products sold from recording deferred costs of services at their fair value in connection with purchase accounting. Excluding purchase accounting, as a percentage of revenue, these costs decreased to 61.6 percent for the combined periods for the year ended December 31, 2007 from 62.5 percent for the year ended December 31, 2006. This decrease primarily reflects the impact of improved labor efficiency at Terminix and a decrease in the incidence of contract claims at AHS, offset by increases in fuel and other factor costs throughout the enterprise.

        The Company reported selling and administrative expenses of $530.7 million for the period from January 1 to July 24, 2007 and $331.1 million for the period from July 25 to December 31, 2007 compared to $896.7 million for the year ended December 31, 2006. The period from July 25 to December 31, 2007 includes a $44.2 million (non-cash) decrease in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value offset by increased depreciation as a result of recording property and equipment at its fair value in connection with purchase accounting. Excluding purchase accounting, these costs decreased as a percentage of revenue to 26.5 percent for the combined periods for the year ended December 31, 2007 from 26.9 percent for the year ended December 31, 2006. The decrease in selling and administrative expenses as a percentage of revenue primarily reflects lower functional support costs and improved sales labor efficiency at TruGreen LawnCare and Terminix.

        Amortization expense was $5.2 million for the period from January 1 to July 24, 2007 and $132.7 million for the period from July 25 to December 31, 2007 compared to $7.2 million for the year ended December 31, 2006. The increase reflects $128.5 million of amortization for the period from July 25 to December 31, 2007 related to recording amortizable intangible assets of $861 million in purchase accounting.

        Non-operating expense totaled $6.5 million for the period from January 1 to July 24, 2007 and $181.7 million for the period from July 25 to December 31, 2007 compared with $43.6 million for the year ended December 31, 2006. This change includes a $148.2 million increase in interest expense for the combined periods for the year ended December 31, 2007, primarily resulting from the increased debt levels related to the Merger, and a $0.9 million decrease in interest and investment income for the combined periods for the year ended December 31, 2007 reflecting (1) the impact to investment gains and income realized on the American Home Shield investment portfolio from revaluing the investment portfolio in purchase accounting, and (2) lower investment income resulting from a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease in compensation expense within operating income). Investment returns are an integral part of the business model at American Home Shield, and there will always be some market-based variability in the timing and amount of investment returns realized from year to year.

        The effective tax rate on income (loss) from continuing operations was 37.6 percent for the period from January 1 to July 24, 2007 and (35.1) percent for the period from July 25 to December 31, 2007 compared to 33.9 percent for the year ended December 31, 2006. The effective tax rate for the combined periods for the year ended December 31, 2007 includes reductions in tax expense resulting from the favorable resolution of state tax items related to a prior non-recurring transaction, as well as the incremental deferred tax benefits that became recognizable during the second quarter of 2007 upon the conversion of the minority equity interests in Terminix into eight million shares of ServiceMaster common stock. These factors were offset, in part, by the unfavorable impact of merger related book expenses that are not deductible for federal income tax reporting purposes.

Restructuring and Merger Related Charges

        The Company recognized restructuring charges of $16.9 million for the period from January 1 to July 24, 2007 and $26.0 million for the period from July 25 to December 31, 2007. Approximately $25.4 million of the charges for the combined periods for the year ended December 31, 2007 are related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and closing of its headquarters in Downers Grove, Illinois. The Company believes the consolidation of the Downers Grove support functions and positions with the operating unit leadership in Memphis will improve the speed and effectiveness of communications and decision-making. Such costs include employee retention and severance costs, lease termination costs, training of replacement employees, and temporary employee staffing and recruiting costs. Almost all such costs were cash expenditures. In accordance with GAAP, these costs were expensed over the transition period.

        In connection with the consolidation, the Company expects to realize reductions in travel and rent costs of approximately $3 million per year, with full realization of these annual savings beginning in 2008. Depending on the impact of Fast Forward (as discussed below), savings may be realized from state and local tax incentives.

        The transition to Memphis was substantially completed in 2007 and the Company expects costs incurred related to this transition in 2008 to be insignificant.

        The restructuring amount for the combined periods for the year ended December 31, 2007 also included approximately $7.9 million of charges, primarily severance costs, related to organizational changes made within the TruGreen LandCare operations.

        The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions ("Fast Forward"). The purpose of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company's work processes around its operational and strategic objectives. It is expected that Fast Forward will be effected in phases. The first phase involves, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield's call center located in Santa Rosa, California. The second phase is expected to include the creation of centers of excellence, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings. The first phase of Fast Forward was completed in the first quarter of 2008, and the second phase is expected to begin implementation in the second half of 2008.

        In connection with the first phase of Fast Forward, the Company incurred costs of approximately $9.8 million pre-tax in the period from July 25 to December 31, 2007. Such costs include lease termination costs and related asset impairments related to closing the Santa Rosa call center of approximately $3.7 million; and severance and other costs of approximately $6.1 million.

        The Company expects that it will incur substantial additional costs in order to implement the second phase of Fast Forward, but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays.

        Management has set a goal of achieving $60 million in annual cost savings from Fast Forward and other initiatives currently underway, which are expected to be fully realized by the end of 2009.

        The 2006 aggregate restructuring charges totaled $21.6 million pretax. The after-tax impact of the restructuring charges including approximately $6 million of non-recurring net operating loss carryforward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in Memphis, Tennessee, totaled $6.9 million. The 2006 aggregate restructuring charges were comprised of the following:

  •
  Severance costs and third party professional fees and expenses resulting from the organizational changes made as part of "Project Accelerate" (a Company initiative to improve the effectiveness and efficiency of its functional support areas) and severance costs associated with the resignation in the second quarter of 2006 of the Company's former Chief Executive Officer. These costs totaled $11.2 million, substantially all of which was paid by the end of 2006.

  •
  Approximately $10.4 million of restructuring charges in the fourth quarter of 2006 related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and closing of its headquarters in Downers Grove, Illinois.

        The Company incurred Merger related expenses totaling $41.4 million for the period from January 1 to July 24, 2007 and $0.8 million for the period from July 25 to December 31, 2007 compared to $1.0 million for the year ended December 31, 2006. These Merger related costs include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

Key Performance Indicators

        The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators
	2007	2006
TruGreen LawnCare—
Growth in Full Program Accounts	2%	0%
Customer Retention Rate	65.1%	62.9%
Terminix(a)—
Growth in Pest Control Customers	2%	9%
Pest Control Customer Retention Rate	78.1%	79.5%
Growth in Termite Customers	1%	0%
Termite Customer Retention Rate	87.6%	87.5%
American Home Shield—
Growth in Warranty Contracts	6%	2%
Customer Retention Rate	61.9%	58.2%

    (a)
    2006 pest control customer count growth, excluding the impact of the Safeguard Pest Control acquisition completed at the beginning of the fourth quarter of 2006, was 5%. The customer retention rate in 2006, excluding the impact of the Safeguard acquisition added to the customer base, was approximately 78.9%.

Segment Review (Periods from January 1 to July 24, 2007 and July 25 to December 31, 2007 Compared with the Year Ended December 31, 2006)

        The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

        The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company's performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company's financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company's cash flow or liquidity. "Adjusted EBITDA" means net income before net income (loss) from businesses held pending sale and discontinued operations; provision (benefit) for income taxes; minority interest and other expense, net; interest expense and interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income. The Company views its total interest and investment income as an integral part of its business model and earnings stream. "Comparable Operating Performance" is calculated by adding back to Adjusted EBITDA non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

        The Company believes Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. The Company uses Comparable Operating Performance as a supplemental measure to assess the Company's performance because it excludes non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger. The Company presents Comparable Operating Performance because it believes that it is useful for investors and lenders to analyze disclosures of the Company's operating results on the same basis as that used by the Company's management.

        Adjusted EBITDA and Comparable Operating Performance are not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the method of calculation.

        Adjusted EBITDA and Comparable Operating Performance have limitations as analytical tools, and should not be considered in isolation or as substitutes for analyzing the Company's results as reported under GAAP. Some of these limitations are:

  •
  Adjusted EBITDA and Comparable Operating Performance do not reflect changes in, or cash requirements for, the Company's working capital needs;

  •
  Adjusted EBITDA and Comparable Operating Performance do not reflect the Company's interest expense, or the cash requirements necessary to service interest or principal payments on the Company's debt;

  •
  Adjusted EBITDA and Comparable Operating Performance do not reflect the Company's tax expense or the cash requirements to pay the Company's taxes;

  •
  Adjusted EBITDA and Comparable Operating Performance do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

  •
  Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Comparable Operating Performance do not reflect any cash requirements for such replacements; and

  •
  Other companies in the Company's industries may calculate Adjusted EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures.

        Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Successor	Predecessor
(In thousands)	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Operating Revenue:
TruGreen LawnCare	$501,830	$597,147	$1,052,257	$1,024,641
TruGreen LandCare	169,741	242,154	444,338	453,323
Terminix	445,760	645,700	1,075,481	1,056,285
American Home Shield	209,661	331,361	564,817	528,687
Other Operations and Headquarters	95,366	118,028	195,810	176,542

Total Operating Revenue	$1,422,358	$1,934,390	$3,332,703	$3,239,478

Comparable Operating Performance:
TruGreen LawnCare	$102,296	$84,208	$172,157	$184,369
TruGreen LandCare	1,483	965	5,622	12,728
Terminix	74,047	120,057	166,594	157,346
American Home Shield	41,528	63,432	91,360	96,409
Other Operations and Headquarters	(17,025)	(60,277)	(20,458)	(32,604)

Total Comparable Operating Performance	$202,329	$208,385	$415,275	$418,248

Memo: Items included in Comparable Operating Performance:
Restructuring charges and Merger related expenses(1)	$26,815	$58,350	$22,640	$—
Management fee(2)	$875	$—	$—	$—

(1)
Comparable Operating Performance includes (i) restructuring charges associated with Project Accelerate, (ii) severance costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (iii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iv) charges related to Fast Forward and (v) Merger related expenses. Substantially all of the restructuring charges and Merger related expenses are included in the Comparable Operating Performance of the Other Operations and Headquarters segment, with the exception of $5.9 million included in the American Home Shield segment for the period from July 25 to December 31, 2007 and $7.9 million included in the TruGreen LandCare segment for the period from July 25 to December 31, 2007.

(2)
Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R will provide the Company with on-going consulting and management advisory services for a minimum annual fee of $2 million.

        The following table presents reconciliations of operating income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations and Headquarters	Total
Successor Jul. 25, 2007 to December 31, 2007
Operating income (loss)(1)	$42,156	$(6,351)	$49,216	$(20,764)	$(31,017)	$33,240
Depreciation and amortization expense	88,628	5,928	28,543	22,038	10,504	155,641

EBITDA before adding back interest and investment income, net	130,784	(423)	77,759	1,274	(20,513)	188,881
Interest and investment income, net(2)	—	—	—	(6,749)	3,186	(3,563)

Adjusted EBITDA	130,784	(423)	77,759	(5,475)	(17,327)	185,318
Non-cash option and restricted stock expense	—	—	—	—	300	300
Non-cash charges attributable to purchase accounting(3)	(28,488)	1,906	(3,712)	47,003	2	16,711

Comparable Operating Performance	$102,296	$1,483	$74,047	$41,528	$(17,025)	$202,329

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$405	$7,920	$76	$5,874	$12,540	$26,815
Management fee(5)	$—	$—	$—	$—	$875	$875
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(6,382)	$(6,382)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(165)	(165)

Comparable Operating Performance of businesses held pending sale and discontinued operations	$—	$—	$—	$—	$(6,547)	$(6,547)

Predecessor Jan. 1, 2007 to Jul. 24, 2007
Operating income (loss)(1)	$75,656	$(2,206)	$109,461	$35,582	$(74,561)	$143,932
Depreciation and amortization expense	8,552	3,171	10,596	3,687	6,408	32,414

EBITDA before adding back interest and investment income, net	84,208	965	120,057	39,269	(68,153)	176,346
Interest and investment income, net(2)	—	—	—	24,163	4,461	28,624

Adjusted EBITDA	84,208	965	120,057	63,432	(63,692)	204,970
Non-cash option and restricted stock expense	—	—	—	—	3,415	3,415
Non-cash charges attributable to purchase accounting(3)	—	—	—	—	—	—

Comparable Operating Performance	$84,208	$965	$120,057	$63,432	$(60,277)	$208,385

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$—	$—	$—	$—	$58,350	$58,350
Management fee(5)	$—	$—	$—	$—	$—	$—
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(5,739)	$(5,739)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	326	326

Comparable Operating Performance of businesses held pending sale and discontinued operations	$—	$—	$—	$—	$(5,413)	$(5,413)

Predecessor Year Ended Dec. 31, 2006
Operating income (loss)(1)	$157,695	$(587)	$152,161	$62,780	$(47,921)	$324,128
Depreciation and amortization expense	14,462	6,209	14,433	8,222	11,010	54,336

EBITDA before adding back interest and investment income, net	172,157	5,622	166,594	71,002	(36,911)	378,464
Interest and investment income, net(2)				20,358	5,584	25,942

Adjusted EBITDA	172,157	5,622	166,594	91,360	(31,327)	404,406
Non-cash option and restricted stock expense					10,869	10,869
Non-cash charges attributable to purchase accounting(3)	—	—	—	—	—	—

Comparable Operating Performance	$172,157	$5,622	$166,594	$91,360	$(20,458)	$415,275

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$—	$—	$—	$—	$22,640	$22,640
Management fee(5)	$—	$—	$—	$—	$—	$—
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$7,781	$7,781
Comparable Operating Performance of all other discontinued operations	—	—	—	—	17,837	17,837

Comparable Operating Performance of businesses held pending sale and discontinued operations	$—	$—	$—	$—	$25,618	$25,618

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations and Headquarters	Total
Predecessor Year Ended Dec. 31, 2005
Operating income (loss)(1)	$171,758	$4,317	$145,568	$70,959	$(52,519)	$340,083
Depreciation and amortization expense	12,611	8,411	11,778	8,492	8,475	49,767

EBITDA before adding back interest and investment income, net	184,369	12,728	157,346	79,451	(44,044)	389,850
Interest and investment income, net(2)				16,958	2,874	19,832

Adjusted EBITDA	184,369	12,728	157,346	96,409	(41,170)	409,682
Non-cash option and restricted stock expense	—	—	—	—	8,566	8,566
Non-cash charges attributable to purchase accounting(3)	—	—	—	—	—	—

Comparable Operating Performance	$184,369	$12,728	$157,346	$96,409	$(32,604)	$418,248

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$—	$—	$—	$—	$—	$—
Management fee(5)	$—	$—	$—	$—	$—	$—
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of Instar	$—	$—	$—	$—	$—	$—
Comparable Operating Performance of all other discontinued operations	—	—	—	—	36,497	36,497

Comparable Operating Performance of businesses held pending sale and discontinued operations	$—	$—	$—	$—	$36,497	$36,497

(1)
Presented below is a reconciliation of segment operating income to net (loss) income.

	Successor	Predecessor
(In thousands)	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to July 24, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Segment Operating Income	$33,240	$143,932	$324,128	$340,083
Non-operating expense (income):
Interest expense	177,938	31,643	61,341	56,999
Interest and net investment loss (income)	3,563	(28,624)	(25,942)	(19,832)
Minority interest and other expense, net	233	3,532	8,240	8,218

(Loss) Income from Continuing Operations before Income Taxes	$(148,494)	$137,381	$280,489	$294,698
(Benefit) provision for income taxes	(52,182)	51,692	95,205	114,137

(Loss) Income from Continuing Operations	(96,312)	85,689	185,284	180,561
(Loss) income from businesses held pending sale and discontinued operations, net of income taxes	(27,208)	(4,588)	(15,585)	18,364

Net (Loss) Income	$(123,520)	$81,101	$169,699	$198,925

(2)
Interest and investment income is primarily comprised of investment income and realized gains/losses on our American Home Shield (AHS) segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with AHS and for other purposes totaled approximately $382.6 million as of December 31, 2007. AHS interest and investment income was $24.1 million for the period from January 1 to July 24, 2007, ($6.7) million for the period from July 25 to December 31, 2007 and $20.4 million for the year ended December 31, 2006. The balance of interest and investment income primarily relates to (i) a portion of the earnings generated by ServiceMaster Acceptance Corporation ("SMAC"), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units; (ii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income); and (iii) interest income on other cash balances.

(3)
The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)
Includes (i) restructuring charges for severance as well as costs associated with Project Accelerate, (ii) severance costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (iii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iv) Merger related expenses and (v) charges related to Fast Forward.

(5)
The Company entered into a consulting agreement with CD&R under which CD&R will provide the Company with on-going consulting and management advisory services in exchange for a minimum annual management fee of $2 million. This fee is payable quarterly.

TruGreen LawnCare Segment

        The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported a 4.4 percent increase in revenue, a 25.3 percent decrease in operating income and an 8.3 percent increase in Comparable Operating Performance for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. The growth in revenue and Comparable Operating Performance was supported by improved price realization and continued improvements in customer retention. Customer counts at December 31, 2007 were 2 percent higher than last year's level. Improved customer retention helped offset a 0.3 percent decline in new sales, which were adversely impacted by poor April weather. The rolling twelve-month retention rate improved 220 basis points over last year, driven by improvements in overall quality of service delivery and enhanced customer communication, including the Lawn Quality Audit (LQA) visits initiated during the second half of 2006. The Company believes that improvement in customer retention can be achieved over the next several years as it expands the LQA program, focuses its efforts on reducing route manager turnover and continues to improve overall communication with customers. Additionally, the lawn care operations realized improvements in average pricing as compared to 2006.

        The 8.3 percent increase in Comparable Operating Performance for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006 was supported by lower sales costs, the favorable leveraging of overhead costs and improved labor productivity, due to a reduction in route manager turnover and a reduced level of service calls relative to last year.

TruGreen LandCare Segment

        The TruGreen LandCare segment, which includes landscape maintenance services, reported a 7.3 percent decrease in revenue, a 1,357.8 percent decrease in operating income and a 56.5 percent decrease in Comparable Operating Performance for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decline in revenue included a 7.5 percent decline in base contract maintenance revenue and an 11.6 percent decrease in enhancement revenue. These factors were offset, in part, by a $6 million increase in 2007 snow removal service revenue. The revenue comparison was adversely impacted by branch closures completed during the third quarter of 2007, as well as the near-term impacts of the Company's efforts to improve the quality of its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. Although the total base contract maintenance sales dollars declined for the combined periods for the year ended December 31, 2007, the Company realized a meaningful improvement in the average value per contract sold (higher value contracts tend to be more profitable).

        TruGreen LandCare's Comparable Operating Performance includes the impact of $7.9 million of restructuring charges for the period from July 25 to December 31, 2007. Excluding the impact of the restructuring charges Comparable Operating Performance improved 84.4 percent for the combined periods for the year ended December 31,2007, over 2006 levels, primarily due to the increase in high margin snow removal work and improved materials and labor management on the base contract maintenance portfolio. These factors were offset, in part, by increased sales labor resulting from investments made to increase the size, caliber and training of the sales team and reductions in higher margin enhancement revenue. These investments have led to steady improvement in the relative size and quality of sales proposals, which the Company believes will support improving growth in base contract maintenance sales in 2008 and future periods.

        Over the next several years, the Company's plan targets significant margin improvement, which the Company believes will be accomplished through: (1) a better customer mix, reflecting higher average job size, stricter pricing on new sales, and the pruning of less profitable jobs, (2) improvement in branch manager selection and training, and (3) increased customer retention from new operating and account management initiatives.

Terminix Segment

        The Terminix segment, which includes termite and pest control services, reported a 1.5 percent increase in revenue for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. Revenue for the period from July 25 to December 31, 2007 has been reduced by $5.3 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. This only impacts revenue and operating income as the non-cash effects attributable to purchase accounting are excluded from Comparable Operating Performance. Excluding purchase accounting, revenue increased 2.0 percent for the combined periods for the year ended December 31, 2007 over the year ended December 31, 2006. Terminix reported a 4.3 percent increase in operating income and a 16.5 percent increase in Comparable Operating Performance for the combined periods for the year ended December 31, 2007, compared to the year ended December 31, 2006. The segment's overall revenue growth reflected strong growth in pest control revenues and increases in termite contract renewals, offset, in part, by a double digit percentage decline in revenue from termite completions. Pest control revenues increased 8.1 percent for the combined periods for the year ended December 31, 2007 as compared to the year ended December 31, 2006, as the impact of acquisitions more than offset a decrease in new unit sales. In October 2006, Terminix acquired SafeGuard Pest Control, a company with annual revenues of over $23 million. A 3.5 percent increase in renewal revenues for the combined periods for the year ended December 31, 2007 was supported by improved pricing and a 10 basis point improvement in termite customer retention.

        Revenue from termite completions declined 12.5 percent for the combined periods for the year ended December 31, 2007, due primarily to a weak annual termite swarm season. However, there was an increase in renewable unit sales in 2007, driven by the Company's new Termite Inspection and Protection Plan offering. The revenue related to Termite Inspection and Protection Plan sales is deferred and recognized over the one year term of the contract. The strong growth in operating income and Comparable Operating Performance reflects lower termite materials costs, effective management of seasonal staffing of production and sales labor, and reduced overhead spending, offset, in part, by increased provisions for certain legal matters.

American Home Shield Segment

        The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation, air conditioning ("HVAC"), plumbing and other systems and appliances, reported a 4.2 percent decrease in revenue for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. Revenue for the period from July 25 to December 31, 2007 has been reduced by $55.3 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. This only impacts revenue and operating income as the non-cash effects attributable to purchase accounting are excluded from Comparable Operating Performance. Excluding purchase accounting, revenue increased 5.6 percent for the combined periods for the year ended December 31, 2007 over the year ended December 31, 2006. American Home Shield reported a 76.4 percent decrease in operating income and a 14.9 percent increase in Comparable Operating Performance for the combined periods for the year ended December 31, 2007 over the year ended December 31, 2006. New contract sales and renewal units, which are reported as earned revenue over the subsequent twelve-month contract period, increased 5.3 percent. Contract unit sales from customer renewals increased 7.2 percent, reflecting a larger base of renewable customers and a 370 basis point improvement in retention. Sales in the real estate channel were supported by the favorable impact of the Realogy agreement signed during the third quarter of 2006, with overall unit sales growth through this channel of 4.5 percent. Real estate unit sales, excluding the impact of sales from the Realogy agreement, declined 12.7% due to continued softness in the home resale market throughout most of the country. The Company expects this agreement to generate incremental sales in 2008 in amounts to enable continued growth through this channel in the face of anticipated softness in the home resale market throughout most of the country. The annual level of incremental sales is expected to continue to grow over the balance of the five year contract term, as the Company expands penetration of the franchised outlets of Realogy's brands and increases contract renewals. The increase in Comparable Operating Performance for the combined periods for the year ended December 31, 2007 includes a $4.9 million increase in interest and investment income from the American Home Shield investment portfolio as compared to 2006, a decrease in the incidence of contract claims from the levels experienced last year and the beneficial impacts of increases in prices and service fees per claim.

Other Operations and Headquarters Segment

        This segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company's headquarters functions. The segment reported an 9.0 percent increase in revenue for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. The ServiceMaster Clean and Merry Maids franchise operations reported a combined 9.6 percent increase for the combined periods for the year ended December 31, 2007. The growth in revenue resulted from strong increases in product sales and disaster restoration services, as well as the impact of acquisitions at Merry Maids. The ServiceMaster Clean and Merry Maids franchise operations reported a combined decrease in operating income of 0.7 percent and an increase in Comparable Operating Performance of 10.0 percent for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in the segment's Comparable Operating Performance for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily reflects the Merger related expenses incurred in 2007 and an increase in restructuring charges in 2007 over 2006 levels, offset, in part, by increased profits from the ServiceMaster Clean and Merry Maids operations.

Discontinued Operations

        In the fourth quarter of 2007, management of the Company concluded that InStar did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. InStar provides disaster response and reconstruction services to primarily commercial customers and was previously reported as part of the Company's Other Operations and Headquarters segment. As a result of the decision to sell this business, an $18.1 million impairment charge ($12.3 million, net of tax) was recorded in "(loss) income from businesses held pending sale and discontinued operations, net of income taxes" in the fourth quarter of 2007 to reduce the carrying value of InStar's long-lived assets to their fair value less cost to sell in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This charge was in addition to a $12.9 million ($8.8 million, net of tax) goodwill impairment charge.

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

        The components of (loss) income from businesses held pending sale and discontinued operations, net of income taxes and the reconciliation of operating (loss) income to Adjusted EBITDA and Comparable Operating Performance for the 2007 Predecessor and Successor periods, 2006 and 2005 are as follows:

	Successor	Predecessor
(In thousands)	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Operating (loss) income	$(8,833)	$(7,617)	$16,509	$30,355
Interest expense	(34)	(38)	(55)	—
Impairment charge	(31,006)		(42,000)	—

Pretax (loss) income	(39,873)	(7,655)	(25,546)	30,355
(Benefit) provision for
income taxes	(12,665)	(3,067)	(10,456)	11,991
Loss on sale, net of tax	—	—	(495)	—

(Loss) income from businesses held pending sale and discontinued operations, net of income taxes	$(27,208)	$(4,588)	$(15,585)	$18,364

Operating (loss) income	$(8,833)	$(7,617)	$16,509	$30,355
Depreciation and amortization expense	2,286	2,204	9,109	6,142

EBITDA before adding back interest and investment income, net	(6,547)	(5,413)	25,618	36,497
Interest and investment income, net	—	—	—	—

Adjusted EBITDA	(6,547)	(5,413)	25,618	36,497
Non-cash option and restricted stock expense	—	—	—	—
Non-cash charges attributable to purchase accounting		—	—	—

Comparable Operating Performance	$(6,547)	$(5,413)	$25,618	$36,497

2006 Compared with 2005

        Revenue from continuing operations for 2006 was $3,333 million, a three percent increase over 2005. The Company reported income from continuing operations in 2006 of $185.3 million and a loss from discontinued operations of ($15.6) million. Net income (i.e., from both continuing operations and discontinued operations) was $169.7 million in 2006 compared with $198.9 million in 2005.

        As more fully discussed in the Restructuring Charges section, the income from continuing operations for 2006 includes restructuring charges net of related tax benefits of $22 million pre-tax ($7 million after-tax). Additionally, the 2006 results include a reduction in income tax expense of $7 million from the favorable resolution in the fourth quarter of 2006 of state tax items related to a prior year non-recurring transaction. Operating income for 2006, which included $22 million in restructuring charges, was $324.1 million compared with $340.1 million in 2005. The net change in operating income reflects the impact of the restructuring charges and lower profits in several business segments, which are more fully discussed in the segment reviews, offset in part by continued favorable trending of prior year insurance claims, lower functional support costs and solid profit growth at Terminix.

        The Company continued to experience significant increases in some of its key factor costs. Unusually rapid increases in fuel, health care, and interest costs had a combined adverse impact relative to 2005 of approximately $36 million pretax. With respect to fuel, the Company's fleet, which consumes roughly 30 million gallons annually, continued to be negatively impacted by significant increases in oil prices. Each year, the Company hedges approximately two-thirds of its estimated annual fuel usage. Fuel costs, after the impacts of the hedges, increased approximately $13 million pretax in 2006.

        Health care costs continued to experience strong inflationary pressures in 2006. In addition, the Company made incremental investments in employee health benefits in 2006 as part of its efforts to further enhance employee satisfaction and retention. In total, health care and related costs increased approximately $15 million pretax in 2006.

        Increases in short term interest rates have adversely impacted the Company's businesses at both the operating and non-operating income lines by virtue of their effects on variable rate-based fleet and occupancy leases, as well as floating rate debt and investment income. On a combined basis, interest rate increases adversely impacted the Company's 2006 results by approximately $8 million pretax.

        The Company continued to make strides in reducing the costs that it can more directly control. The Company has maintained its focus and momentum in driving down safety-related costs. Total safety-related costs, including the income statement effects of favorable trending of prior year claims, decreased approximately $14 million pretax in 2006.

Restructuring Charges

        The 2006 results include restructuring charges for severance, as well as costs associated with Project Accelerate and the costs related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its headquarters in Downers Grove, Illinois. Combined restructuring charges totaled $21.6 million pretax, $6.9 million after-tax in 2006. The after-tax impact of the restructuring charges includes approximately $6 million of non-recurring net operating loss carry forward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in Memphis.

        The 2006 results include severance and third party professional fees and expenses resulting from the organizational changes made as part of Project Accelerate and severance costs associated with the resignation in the second quarter of the Company's former Chief Executive Officer. These charges totaled $11.2 million, substantially all of which was paid by the end of 2006.

        In October 2006, the Board of Directors of the Company approved a plan to consolidate the Company's headquarters into its operations support center in Memphis, Tennessee and close its then current headquarters in Downers Grove, Illinois. The Company recognized approximately $10.4 million of these charges in the fourth quarter of 2006.

Operating and Non-Operating Expenses

        Cost of services rendered and products sold increased four percent compared to the prior year and increased as a percentage of revenue to 62.5 percent in 2006 from 62.1 percent in 2005. This increase primarily reflects the impact of fuel and other factor cost increases throughout the enterprise. Selling and administrative expenses increased two percent and decreased as a percentage of revenue to 26.9 percent from 27.2 percent in 2005. The decrease in selling and administrative expenses as a percentage of revenue primarily reflects lower functional support costs and improved sales labor efficiency at Terminix.

        Interest and investment income increased $6 million reflecting both higher investment income resulting from an increase in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income), as well as higher investment income experienced on the American Home Shield investment portfolio. Interest expense increased $4 million due to higher debt balances and interest rates.

        The effective tax rate for continuing operations was 33.9 percent in 2006 and 38.7 percent in 2005. The 2006 effective tax rate is impacted by the tax benefits related to the restructuring charges, which include a non-recurring credit of approximately $6 million of non-recurring net operating loss carryforward benefits which became realizable to the Company as a result of its decision to relocate its corporate headquarters to Memphis, as well as an approximately $7 million reduction in the 2006 tax expense resulting from the resolution of state tax items related to a prior non-recurring transaction.

Segment Review (2006 vs 2005)

        The segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to (loss) income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

        The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company.

Key Performance Indicators

As of December 31,	2006		2005
TruGreen LawnCare—
Growth in Full Program Accounts	0%		1%
Customer Retention Rate	62.9%		61.2%
Terminix—
Growth in Pest Control Customers	9	%(a)	3%
Pest Control Customer Retention Rate	79.5	%(a)	77.2%
Growth in Termite Customers	0%		0%
Termite Customer Retention Rate	87.5%		87.2%
American Home Shield—
Growth in Warranty Contracts	2%		6%
Customer Retention Rate	58.2%		57.4%

    (a)
    Pest control customer count growth, excluding the impact of the Safeguard Pest Control acquisition completed at the beginning of the fourth quarter of 2006, was 5%. The customer retention rate improvement in 2006, excluding the impact of the Safeguard acquisition added to the customer base, was approximately 170 basis points.

TruGreen LawnCare Segment

        The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported a three percent increase in revenue to $1.05 billion from $1.02 billion in 2005. Operating income totaled $157.7 million and Comparable Operating Performance totaled $172.2 million in 2006 compared to $171.8 million and $184.4 million in 2005, respectively.

        The growth in revenue reflects increased price realization during the year, as well as increases in supplemental and commercial services. At year end, customer counts were comparable to 2005 levels, as strong improvements in retention and the impacts of acquisitions offset a decline in unit sales. Customer retention for the rolling twelve months ended December 31, 2006 increased 170 basis points, a sharp improvement from the declines that existed in the first half of the year. The Company expanded its efforts to improve customer satisfaction and retention. These efforts included the initiation of a program of lawn quality audits (LQAs), which are customer visits to evaluate the condition of the lawn and landscape.

        Significant declines in telemarketing sales, due to the expansion of Do-Not-Call lists and caller ID mechanisms, more than offset solid growth in sales from newer channels, including direct mail and neighborhood programs.

        The decrease in operating income and Comparable Operating Performance was attributable to investments in new programs to improve customer satisfaction and retention, as well as increased fuel and fertilizer prices and higher health insurance and variable lease costs.

TruGreen LandCare Segment

        The TruGreen LandCare segment, which includes landscape maintenance services, reported a two percent decrease in revenue to $444 million from $453 million in 2005 and Comparable Operating Performance of $5.6 million compared to Comparable Operating Performance of $12.7 million in 2005. Operating income decreased from $4.3 million in 2005 to a loss of $0.6 million in 2006.

        Base contract maintenance revenue was comparable to the prior year. Sales activity at the end of 2006 was strong and there was a modest improvement in customer retention. During 2006, TruGreen LandCare continued to invest in expanding the size and caliber of its sales force and providing it with improved tools and training.

        Enhancement revenue (e.g., add-on services such as seasonal flower plantings, mulching, etc.), which represents approximately one-third of LandCare's revenue, was consistent with 2005 levels, as solid growth early in 2006 was offset by a large amount of fourth quarter 2005 hurricane-related work that did not recur.

        The decline in operating results was largely impacted by much lower snow removal revenue due to less snow. Although the Company's snow removal business accounts for less than five percent of the full year revenue, it has relatively high margins. In 2006, gross profit from snow removal work decreased $6 million from the level in 2005.

Terminix Segment

        The Terminix segment, which includes termite and pest control services, reported a two percent increase in revenue to $1.08 billion from $1.06 billion in 2005. Comparable Operating Performance increased six percent to $166.6 million compared to $157.3 million in 2005. Operating income increased 4.5 percent from $145.6 million in 2005 compared to $152.2 million in 2006.

        The Terminix segment's overall revenue growth reflected solid growth on the pest control side of the business and increases in termite contract renewals, offset in part by a decline in revenue from initial termite applications. Revenue from pest control services, which represents approximately one-half of the annual revenues of the Terminix segment, increased six percent, supported by an improvement in retention, solid growth in unit sales, and the impact of acquisitions. In October 2006, Terminix acquired Safeguard Pest Control, a company with annual revenue of over $23 million.

        Revenue from initial termite applications declined eight percent as a result of a combination of factors. A weak annual termite swarm season in most regions of the country drove a significant (16 percent) decline in the inflow of sales leads. However, the lead to sales conversion rate for the year improved, resulting in a four percent increase in unit sales. The increase in unit sales was, in turn, offset by the combined effects of a continued shift in mix from the bait service to lower priced liquid treatments, as well as less revenue being recognized in the current year from prior year sales. This latter factor resulted from the change to a new bait product in early 2005. The new bait product has different operational protocols, which required less revenue and profits to be deferred into 2006 than had been deferred into 2005. Revenue from termite contract renewals increased four percent, supported by improved pricing and gains in retention.

        The operating income and Comparable Operating Performance comparisons include unusual and offsetting items that did not have a significant net impact on comparability of results between years. In 2006, the Company recorded $2 million of costs associated with site remediation at two locations in the first quarter and $4 million of litigation expense in the fourth quarter. Additionally, 2006 included the above-mentioned impact of less deferred bait revenue and profit. Offsetting these items, the Company recorded $10 million of incremental damage claims expense in 2005 due to a correction in estimating prior years' termite damage claims reserves. The overall growth in operating income and Comparable Operating Performance primarily resulted from lower termite material costs and improved labor efficiency, offset in part by higher fuel prices and health insurance costs.

American Home Shield Segment

        The American Home Shield segment, which provides home warranties to consumers that cover HVAC, plumbing and other systems and appliances, reported a seven percent increase in revenue to $565 million from $529 million in 2005, and Comparable Operating Performance of $91.4 million compared to $96.4 million in 2005, a decrease of five percent. Operating income decreased 11.5 percent from $71.0 million in 2005 to $62.8 million in 2006.

        Warranty contract sales and renewals, which are reported as earned revenue over the subsequent twelve-month contract period, increased six percent in 2006. Warranty contract renewals, which represent approximately 60 percent of total annual contracts written, increased fifteen percent, supported by a larger base of renewable customers and continued improvements in retention. This growth was partially offset by declines in new sales from both the real estate and direct to consumer channels.

        Unit sales in the real estate channel, which represents approximately 25 percent of total annual contracts written, were down nine percent, due to a pervasive weakening in the home resale market. In the third quarter of 2006, the Company signed an agreement with Realogy, which includes the Coldwell Banker, Century 21 and ERA brands. This agreement is strategically very important and is expected to help generate strong growth in real estate sales in the future.

        The direct-to-consumer channel, which represents approximately 15 percent of total annual contracts written, experienced a six percent decline in unit sales due to lower response rates on certain direct mail programs.

        The decline in operating income and Comparable Operating Performance primarily resulted from increases in the average cost per service claim. Heating and air conditioning related costs were at relatively higher levels than last year due to the required conversion to more efficient "13 SEER" units as a result of legislation that became effective early in 2006. Claim costs in other areas, such as appliance and plumbing, were also higher as a result of inflationary pressures. Additionally, the Company incurred marketing fees related to the Realogy agreement; and the Company increased its volume of direct mailing in the second half of 2006.

Other Operations and Headquarters Segment

        The Other Operations and Headquarters segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company's headquarters functions. Revenue in this segment increased to $196 million in 2006 compared with $177 million in 2005. The ServiceMaster Clean and Merry Maids franchise operations reported a combined growth in revenue of 12 percent, driven by continued strong increases in disaster restoration and solid internal revenue growth in residential maid service. The overall segment operating loss and Comparable Operating Performance for 2006 was ($47.9) million and ($20.5) million, respectively, compared with ($52.5) million and ($32.6) million in 2005, respectively. Included in the 2006 Comparable Operating Performance are restructuring charges totaling $21.6 million. The segment's operating loss and Comparable Operating Performance improved despite the inclusion of the restructuring charges, primarily reflecting continued favorable trending of prior year insurance claims, lower overhead support costs and incentive compensation expense, and increased profits from the combined franchise operations, offset in part by the aforementioned restructuring charges.

        Total initial and recurring franchise fees represented 3.6 percent and 3.4 percent of consolidated revenue from continuing operations in 2006 and 2005, respectively and direct franchise operating expenses were 2.3 percent and 2.1 percent of consolidated operating expenses in 2006 and 2005, respectively. Total franchise fee profits comprised 15.8 percent and 14.1 percent of consolidated operating income in 2006 and 2005, respectively. The portion of total franchise fee profits related to initial fees received from the sales of franchises was not material to the Company's consolidated financial statements for all periods.

Discontinued Operations

        In the third quarter of 2006, the Company completed the sales of ARS and AMS generating gross cash proceeds of approximately $115 million, which was used to reduce outstanding debt balances. During the first quarter of 2006, the Company recorded a $25 million after-tax ($42 million pretax) impairment charge for expected losses on the disposition of certain ARS/AMS properties held pending sale. The Company recorded an after-tax net loss of ($0.5) million related to the sales of the ARS and AMS businesses in the third quarter of 2006.

        In addition, operating income from discontinued operations in 2005 includes approximately $11 million related to the favorable conclusion of certain obligations related to international pest control businesses sold in prior years.

FINANCIAL POSITION AND LIQUIDITY

        As a result of the Merger, the 2007 cash flow results have been separately presented in the consolidated statements of cash flows for the Predecessor period, covering the period January 1, 2007 to July 24, 2007 and the Successor period, covering the period July 25, 2007 to December 31, 2007. The comparable period results for the prior year are presented under Predecessor.

Cash Flows from Operating Activities from Continuing Operations

        Net cash provided from operating activities from continuing operations was $195.5 million in the period from January 1, 2007 to July 24, 2007 and $67.4 million in the period from July 25, 2007 to December 31, 2007, compared to $298.6 million in the prior year.

        The principal components (in millions) of the net decrease for the combined periods for the year ended December 31, 2007 were:

Increase in net income before merger related charges, restructuring charges and non-cash charges	8.3
Increase in restructuring payments	(25.2)
Increase in working capital requirements	(18.8)

(35.7)

        The increase in net income before merger related charges, restructuring charges and non-cash charges for the combined periods for the year ended December 31, 2007 was driven by profit growth at Terminix, TruGreen LawnCare and American Home Shield offset by increased interest payments. The increase in working capital requirements for the combined periods for the year ended December 31, 2007 was driven primarily by increased tax assets reflecting the impact of future tax deductions related to the Company's net operating loss carryforwards generated in 2007 offset by growth in interest accruals.

Cash Flows from Investing Activities from Continuing Operations

        Net cash used for investing activities from continuing operations was $16.8 million in the period from January 1, 2007 to July 24, 2007 and $4,964.0 million in the period from July 25, 2007 to December 31, 2007. Net cash used for investing activities for the period from July 25, 2007 to December 31, 2007 included $4,906.5 million paid in connection with the Merger. Capital expenditures decreased for the combined periods for the year ended December 31, 2007 from the prior year, and included recurring capital needs and information technology projects. The Company anticipates that capital expenditures for the full year 2008 will total approximately $45 million to $55 million, reflecting the continuation of investments in information systems and productivity enhancing operating systems. In addition, as further discussed hereunder in "Liquidity", the Company expects to pay approximately $50 million to acquire assets in connection with exiting certain of its fleet leases. The Company has no additional material capital commitments at this time.

        Acquisitions, excluding the Merger, for the combined periods for the year ended December 31, 2007 totaled $40.3 million, compared with $143.4 million in 2006. This decrease includes the 2006 acquisition of InStar, a direct provider of commercial disaster response and reconstruction services, for approximately $85 million of cash. Consideration paid for tuck-in acquisitions consisted of cash payments, seller financed notes and, for 2006 only, Company stock. The Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen LawnCare.

        The change in notes receivable, financial investments and securities for the combined periods for the year ended December 31, 2007 includes an increase in the net sale of marketable securities at American Home Shield due in part to lowering the amount of excess reserves over minimum statutory reserve requirements in certain states in accordance with our investment policy and reduced statutory reserve requirements.

Cash Flows from Financing Activities from Continuing Operations

        Net cash provided from financing activities from continuing operations increased by $4,945.3 million for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. Proceeds from debt incurred in connection with the Merger, net of issuance costs, aggregated $3,698.5 million and cash equity contributions received in connection with the Merger totaled $1,431.1 million for the combined periods for the year ended December 31, 2007. Cash dividends paid to shareholders totaled $70.1 million for the combined periods for the year ended December 31, 2007. On May 31, 2007, the Company paid its last dividend to shareholders prior to the Merger.

        There were no share repurchases for the combined periods for the year ended December 31, 2007. As a result of the Merger, the Company's share repurchase program is no longer in effect.

Liquidity

        The Merger was completed on the Closing Date. Following the completion of the Merger, the Company is highly leveraged, and a very substantial portion of the Company's liquidity needs arise from debt service on indebtedness incurred in connection with the Merger and from funding the Company's operations, working capital and capital expenditures. Equity contributions totaling $1,431 million from the Equity Sponsors, together with (i) borrowings under the interim loan facility

(the "Interim Loan Facility"), (ii) borrowings under the $2,650 million senior secured term loan facility (the "Senior Term Loan Facility"), and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's prior indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under the ServiceMaster revolving credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into the Revolving Credit Facility.

        The agreements governing the Term Facilities, the Interim Loan Facility and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2007.

        The Interim Loan Facility will mature on July 24, 2008. On the maturity date (or at the election of the Company following the completion of a standard high yield road show after which no senior notes to refinance in whole or part the Interim Loan Facility loans were issued) outstanding amounts under the Interim Loan Facility shall be converted into 10.75%/11.50% senior toggle notes due 2015 ("Permanent Notes"). The Permanent Notes would be issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster would enter into a registration rights agreement to be dated the date of the issuance of the Permanent Notes, pursuant to which ServiceMaster will be required to file a shelf registration statement (or, at ServiceMaster's option, an exchange offer registration statement) with respect to the Permanent Notes.

        The Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Interim Loan Facility or Permanent Notes through July 2011 entirely in cash ("Cash Interest"), entirely by increasing the principal amount of the outstanding loans ("PIK Interest"), or 50% as Cash Interest and 50% as PIK Interest. It is the Company's intent to elect to pay cash interest in 2008.

        Cash and short and long-term marketable securities totaled approximately $469.0 million at December 31, 2007, compared with approximately $420.9 million at December 31, 2006. Approximately $382.6 million of the cash and short and long-term marketable securities balance is associated with regulatory requirements at American Home Shield and for other purposes. For example, the payment of ordinary and extraordinary dividends to ServiceMaster by our subsidiaries that are regulated as insurance, home warranty, service contract or similar companies is subject to applicable state law limitations. AHS' investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments.

        The Company has an arrangement enabling it to sell, on a revolving basis and without recourse, certain receivables generated by our TruGreen LawnCare and Terminix segments to unrelated third party purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business. For example, the amount available generally is less than $70 million during winter and spring. During the year ended December 31, 2007, no receivables were sold to third parties under this agreement.

        The Company maintains lease facilities with banks totaling $68 million, which provide for the financing of branch properties to be leased by the Company. At December 31, 2007, approximately

$68 million was funded under these facilities. Approximately $15 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of December 31, 2007. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At December 31, 2007, the Company's residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.1 million) in the Consolidated Statements of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

        The majority of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees by the Company (ranging from 70 percent to 87 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At December 31, 2007, there was approximately $184 million of residual value relating to the Company's fleet and equipment leases. Approximately $67 million of this residual value is with a lessor that has exercised its option to terminate the lease effective August 2008. The cost of acquiring the assets subject to these leases is expected to amount to approximately $50 million. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. At December 31, 2007, the Company has recorded the estimated fair value of this guarantee of approximately $2.4 million in the Consolidated Statements of Financial Position.

        The Company's ongoing liquidity needs are expected to be funded by net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available borrowings under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our foreseeable liquidity requirements, including payment of interest and principal on our debt.

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

        The following table presents the Company's contractual obligations and commitments:

(In millions)	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Principal repayments*	$4,202.1	$51.7	$78.3	$60.6	$4,011.5
Capital leases	25.4	1.8	18.9	2.4	2.3
Estimated interest payments(1)	2,683.5	284.5	687.5	672.3	1,039.2
Non-cancelable operating leases	265.8	70.0	101.3	48.7	45.8
Purchase obligations:
Telecommunications	12.9	12.1	0.8	—	—
Supply agreements and other	39.8	29.0	6.5	1.8	2.5
Other long-term liabilities:*
Insurance claims	196.0	84.8	50.4	15.2	45.6
Discontinued Operations	11.9	4.1	3.5	1.1	3.2
Other, primarily deferred compensation trust	43.1	4.6	4.6	3.9	30.0

Total Amount	$7,480.5	$542.6	$951.8	$806.0	$5,180.1

*
These items are reported in the Consolidated Statements of Financial Position

(1)
These amounts represent future interest payments related to the Company's existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at December 31, 2007 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and assumes the interim loan under the Interim Loan Facility is converted under the current terms in 2008 through maturity in 2015. The estimated debt balance (including capital leases) for each fiscal year from 2008 through 2012 is $4,174 million, $4,131 million, $4,077 million, $4,043 million, and $4,014 million, respectively. The weighted average interest rate (including interest rate swaps) on the estimated debt balances on each fiscal year end from 2008 through 2012 is expected to be 8.1%, 8.4%, 8.4%, 8.3%, and 8.3%, respectively. See Note 14 of the consolidated financial statements for the terms and maturities of existing debt obligations.

        Not included in the table above are deferred income tax liabilities and the related interest payments on the Company's long-term debt. Deferred income tax liabilities totaled $1,080 million and are discussed in Note 6 of the consolidated financial statements. In addition, due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2007, the Company is unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $13.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in the Note 6 of the consolidated financial statements.

Financial Position—Continuing Operations

        The Company has accounted for the Merger in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", which requires the cost of the Merger to be allocated to the assets and liabilities of the Company based on fair value. Consequently, goodwill, other intangible assets, deferred customer acquisition costs, property and equipment, deferred revenue and other balances changed significantly from the December 31, 2006 balances.

        Receivables decreased from prior year levels reflecting the collection of certain non-operating receivables during 2007.

        Inventories increased from year-end levels, reflecting general business growth.

        Deferred customer acquisition costs decreased from prior year levels as a result of recording these costs at their fair value in connection with applying purchase accounting related to the Merger.

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

        Property and equipment increased from prior year levels, reflecting the purchase accounting impacts of recording the assets at their fair value. As further discussed hereunder in "Liquidity", the Company expects to pay approximately $50 million to acquire assets in connection with exiting certain of its fleet leases. The Company has no additional material capital commitments at this time.

        The increase in goodwill and intangible assets from year-end resulted from the application of purchase accounting related to the Merger. Debt issue costs increased as a result of the debt incurred related to the Transactions.

        Accrued payroll and related expenses include employee retention and severance accruals related to the Company's corporate headquarters consolidation plan, as well as provisions for payments due under change in control and severance agreements as well as increased provisions for litigation reserves. Deferred revenue decreased from year-end levels as a result of recording these amounts at fair value in connection with purchase accounting.

        On June 4, 2007, the Company converted the minority equity interest of the minority investor in Terminix into eight million shares of ServiceMaster common stock. Total shareholders' equity was $1,303.5 million at December 31, 2007.

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

        On November 20, 2007, the board of directors of Holdings adopted the ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the sale of shares of Holdings stock to our executive officers, other key employees and directors as well as the grant of deferred share units and options to purchase shares of Holdings to those individuals. On December 19, 2007, Holdings completed an equity offering to certain of our executive officers and key employees pursuant to the Stock Incentive Plan. The shares sold and options granted to our employees in connection with this equity offering are subject to and governed by the terms of the Stock Incentive Plan. In connection with this offering, Holdings sold 1,416,870 shares of common stock at a purchase price of $10.00 per share and sold 576,668 deferred share units ("DSUs") at a purchase price of $10.00 per DSU. DSUs represent a right to receive a share of common stock in the future. Holdings also granted options to purchase 3,937,076 additional shares of common stock at an exercise price of $10.00 per share in connection with this equity offering. In addition, Holdings granted our executive officers and key employees options to acquire an additional 5,332,125 shares of Holdings common stock at $10.00 per share. These options are subject to and governed by the terms of the Stock Incentive Plan. For further discussion see Note 19 of the consolidated financial statements.

Financial Position—Discontinued Operations

        The assets and liabilities related to businesses held pending sale and discontinued businesses have been classified in a separate caption on the Consolidated Statements of Financial Position. Assets from the businesses held pending sale have decreased reflecting decreases in receivables at the InStar business. The assets held for sale balance at December 31, 2007 includes approximately $42.0 million of InStar receivables (including approximately $14.4 million of work-in-process that has not yet been billed). InStar's receivables include hurricane disaster recovery work performed in New Orleans, southern Florida and other hurricane-affected areas in late 2005 and 2006. The assets held for sale included an allowance for doubtful accounts at December 31, 2007 of approximately $8.8 million related to InStar's accounts receivable. Such allowance reflects management's best estimate of the amounts that will not be collected. If the estimated amounts recoverable on the projects change from the amounts currently recorded, these differences will be recognized as income or loss when the change in estimate is made. Such changes, if any, would not currently be expected to be material to the Company's consolidated financial statements.

        As part of the ARS and AMS sale agreements, the Company guaranteed obligations to third parties with respect to bonds (primarily performance and license type), operating leases for which the Company has been released as being the primary obligor, real estate leased and operated by the buyers, and other guarantees of payment. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company's obligations related to these guarantees is not significant and no liability has been recorded.

Critical Accounting Policies and Estimates

        The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; work-in-process balances related to commercial disaster response and reconstruction projects; useful lives for depreciation and amortization expense and the valuation of tangible and intangible assets. In 2007, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates, except for the impacts of applying purchase accounting and the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48").

        Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company's obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenues from the Company's commercial disaster response and reconstruction projects are recognized using the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Revenues from trade name licensing arrangements are recognized when earned. Franchise revenue consists principally of monthly fee revenue, which is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of franchises. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed.

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

        The Company records deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. The Company records its deferred tax items based on the estimated value of the tax basis. The Company adjusts tax estimates when required to reflect changes based on factors such as changes in tax laws, results of tax authority reviews and statutory limitations. The Company accounts for uncertain tax positions in accordance with FIN 48. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its uncertain tax positions in income tax expense.

        Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

        Fixed assets, and intangible assets with finite lives, are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company's previous experience for similar assets, potential market obsolescence, and other industry and business data. The Company also reviews the assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and a loss would be recorded if and when the Company determined that the book value of the asset exceeded its fair value. Changes in the estimated useful lives or in asset values would cause the Company to adjust its book value or future expense accordingly. As part of applying purchase accounting related to the Merger, the Company has established useful lives for depreciable and amortizable assets and assigned fair values to its tangible and intangible assets.

        The Company reviews its goodwill and trade names at least once a year for impairment. An impairment loss would be recorded if and when the Company determines that the expected present value of the future cash flows deemed to be derived from the asset is less than its corresponding book value. As permitted under Statement of Financial Accounting Standards ("SFAS") 142, the Company carries forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2007 annual goodwill and trade name impairment review performed as of October 1, 2007, the Company carried forward the valuations of each reporting unit completed as of July 24, 2007 in conjunction with the Merger.

Newly Issued Accounting Statements and Positions

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. There are no new fair value measurements required. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The Company has assessed the impact of this Statement to the Company's consolidated financial position, results of operations and cash flows. The Company does not expect the adoption of this Statement to have a material effect on these consolidated financial statements. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of Statement No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure at fair value many financial instruments and certain other items such as investments, debt and derivative instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that it will elect to apply the fair value option to any of its financial assets or liabilities.

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations". This Statement will significantly change the accounting for business combinations and is effective for business combinations finalized in fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of this Statement on its consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". This Statement establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of this Statement on its Consolidated Financial Statements.

Information Regarding Forward-Looking Statements

        This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "would," "could," "seek," "intends," "plans," "estimates," "anticipates" or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies, the industries in which we operate, customer retention, employee retention, improvements in route density, the continuation of tuck-in acquisitions, our ability to make cash interest payments on our debt, restructurings and reorganizations, including Fast Forward, and cost savings from such restructurings and reorganizations, and any expected charges or savings and the outcome of pending litigation.

        Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including the risks and uncertainties discussed in Item 1A—Risk Factors, could cause actual results and outcomes to differ materially from those in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

  •
  increases in operating costs, such as higher insurance premiums, self-insurance costs and health care;

  •
  employee retention, labor shortages or increases in compensation and benefits;

  •
  the risk that the benefits from the Merger or Fast Forward may not be fully realized or may take longer to realize than expected;

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

  •
  the successful consolidation of our headquarters in Memphis, current restructuring initiatives and our ability to recruit qualified management personnel to support our functional areas;

  •
  the number, type, outcomes and costs of legal or administrative proceedings;

  •
  possible labor organizing activities at the Company or its franchisees;

  •
  risks inherent in acquisitions;

  •
  risks inherent in our business process outsourcing; and

  •
  other factors described from time to time in documents that we file with the Securities and Exchange Commission.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The economy and its impact on discretionary consumer spending, labor wages, fuel prices, fertilizer and other material costs, home re-sales, unemployment rates, insurance costs and medical inflation rates could have a material adverse impact on future results of operations.

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements, primarily interest rate swaps and fuel hedges, in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions could have a material impact on the Company's financial statements.

        In August 2007, the Company entered into three, 3-year interest rate swap agreements, effective September 4, 2007. The total notional amount of the agreements was $530 million. Under terms of the these agreements, the Company pays a weighted average fixed rate of 5.05% on the $530 million notional amount and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $530 million of the Company's floating rate debt is fixed at approximately 7.80%, including the borrowing margin of 2.75%. In accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities", the Company's interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments are recorded on the balance sheet as either as asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

        The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to its overall results of operations. A significant portion of outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each one percentage point change in interest rates would result in an approximately $21 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swaps into which we had entered as of December 31, 2007. As discussed in the Notes to the Consolidated Financial Statements, we entered into additional interest rate swaps in February 2008. After considering the impact of these additional interest rate swaps, each one percentage point change in interest rates would result in an approximately $16 million change in the annual interest expense on our Term Loan Facilities. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $5 million change in annual interest expense on our Revolving Credit Facility. In addition, during 2008, the Interim Loan Facility provides for floating rates with an automatic step up in rates up to a maximum cash rate of 10.75%. The maximum cash rate would provide for an increase in interest expense compared to current rates of approximately $23 million on an annual basis. We are also exposed to increases in interest rates in respect of our floating rate operating leases, and a one percentage point change in interest rates would result in an approximately $3 million change in annual rent expense in respect of such operating leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

        The following table summarizes information about the Company's debt as of December 31, 2007 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates.

	Expected Year of Maturity
As of December 31, 2007
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	($ in millions)
Debt:
Fixed rate	$27	$17	$13	$7	$3	$889	$956	$839
Average interest rate	5.4%	4.8%	5.2%	5.1%	6.1%	7.6%	7.4%
Variable rate	$27	$27	$41	$27	$27	$3,123	$3,272	$3,083
Average interest rate	7.4%	7.4%	7.4%	7.4%	7.4%	8.6%	8.0%
Interest Rate Swaps:
Receive variable/pay fixed			$530
Average pay rate			5.1%
Average receive rate			4.6%

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors of The ServiceMaster Company
Memphis, Tennessee

        We have audited the internal control over financial reporting of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2007, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2007 (Successor Company) and the related consolidated statements of operations, shareholders' equity, and cash flows for the period January 1, 2007 through July 24, 2007 (Predecessor Company) and the period July 25, 2007 through December 31, 2007 (Successor Company), and our report dated March 19, 2008 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph concerning the change in basis for the consolidated financial statements for the period after July 24, 2007 as a result of the application of purchase accounting as of July 25, 2007.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 19, 2008

Consolidated Statements of Operations

(In thousands)

	Successor	Predecessor
	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Operating Revenue	$1,422,358	$1,934,390	$3,332,703	$3,239,478
Operating Costs and Expenses:
Cost of services rendered and products sold	898,501	1,196,262	2,082,100	2,011,978
Selling and administrative expenses	331,140	530,674	896,676	881,963
Amortization expense	132,662	5,172	7,159	5,454
Merger related charges	799	41,431	992	—
Restructuring charges	26,016	16,919	21,648	—

Total operating costs and expenses	1,389,118	1,790,458	3,008,575	2,899,395

Operating Income	33,240	143,932	324,128	340,083
Non-operating Expense (Income)
Interest expense	177,938	31,643	61,341	56,999
Interest and net investment loss (income)	3,563	(28,624)	(25,942)	(19,832)
Minority interest and other expense, net	233	3,532	8,240	8,218

(Loss) Income from Continuing Operations before Income Taxes	(148,494)	137,381	280,489	294,698
(Benefit) provision for income taxes	(52,182)	51,692	95,205	114,137

(Loss) Income from Continuing Operations	(96,312)	85,689	185,284	180,561
(Loss) income from businesses held pending sale and discontinued operations, net of income taxes	(27,208)	(4,588)	(15,585)	18,364

Net (Loss) Income	$(123,520)	$81,101	$169,699	$198,925

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In thousands, except share data)

As of December 31,	Successor 2007	Predecessor 2006
Assets:
Current Assets:
Cash and cash equivalents	$207,219	$123,675
Marketable securities	108,816	109,992
Receivables, less allowances of $20,994 and $18,694, respectively	336,068	342,226
Inventories	72,352	69,042
Prepaid expenses and other assets	26,843	25,667
Deferred customer acquisition costs	25,322	37,427
Deferred taxes	48,177	37,400
Assets of businesses held pending sale and discontinued operations	42,474	67,792

Total Current Assets	867,271	813,221

Property and Equipment:
At cost	210,144	407,355
Less: accumulated depreciation	(22,147)	(235,227)

Net Property and Equipment	187,997	172,128

Other Assets:
Goodwill	3,049,923	1,617,645
Intangible assets, primarily trade names, service marks and trademarks, net	3,185,253	233,179
Notes receivable	26,401	29,488
Long-term marketable securities	152,974	187,201
Other assets	36,299	12,818
Debt issuance costs	84,942	16,978
Assets of businesses held pending sale and discontinued operations	—	51,783

Total Assets	$7,591,060	$3,134,441

Consolidated Statements of Financial Position (Continued)

(In thousands, except share data)

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$103,400	$109,972
Accrued liabilities:
Payroll and related expenses	132,054	96,478
Self-insured claims and related expenses	84,781	89,398
Income taxes payable	—	33,726
Other	138,049	109,975
Deferred revenue	408,476	439,766
Liabilities of businesses held pending sale and discontinued operations	12,983	19,183
Current portion of long-term debt	53,564	21,144

Total Current Liabilities	933,307	919,642

Long-Term Debt	4,077,247	685,810
Long-Term Liabilities:
Deferred taxes	1,079,500	168,000
Liabilities of businesses held pending sale and discontinued operations	7,765	7,582
Other long-term obligations, primarily self-insured claims	189,707	164,549

Total Long-Term Liabilities	1,276,972	340,131

Minority Interest	—	100,000
Commitments and Contingencies (See Note 10)
Shareholders' Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued
1,000 shares (Successor)	—	—
Common stock $0.01 par value, authorized 1,000,000,000 shares; issued
326,168,000 shares (Predecessor)	—	3,262
Additional paid-in capital	1,431,400	1,172,206
Retained (deficit) earnings	(123,520)	319,459
Accumulated other comprehensive (loss) income	(4,346)	10,118
Treasury stock	—	(416,187)

Total Shareholders' Equity	1,303,534	1,088,858

Total Liabilities and Shareholders' Equity	$7,591,060	$3,134,441

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity

(In thousands)

Predecessor	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Restricted Stock	Treasury Stock	Total Equity
Balance December 31, 2004	$3,186	$1,083,057	$212,116	$10,804	$(12,857)	$(304,771)	$991,535

Net income			198,925				198,925
Other comprehensive income (loss), net of tax:
Net unrealized loss on securities				(4,083)			(4,083)
Net unrealized gain on derivative
instruments				1,895			1,895
Foreign currency translation				(1,419)			(1,419)

Total comprehensive income (loss)			198,925	(3,607)			195,318
Shareholders' dividends			(128,048)				(128,048)
Shares issued under options, grant plans
and other (4,076 shares)	27	34,277			(1,581)	13,516	46,239
Treasury shares purchased (3,791 shares)						(51,595)	(51,595)
Shares issued for acquisitions (88 shares)		54				1,137	1,191

Balance December 31, 2005	$3,213	$1,117,388	$282,993	$7,197	$(14,438)	$(341,713)	$1,054,640

Net income			169,699				169,699
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities				5,227			5,227
Net unrealized loss on derivative
instruments				(3,052)			(3,052)
Foreign currency translation				746			746

Total comprehensive income			169,699	2,921			172,620
Restricted stock reclassification(1)		(14,438)			14,438
Shareholders' dividends			(133,233)				(133,233)
Shares issued under options, grant plans
and other (5,486 shares)	49	66,607				4,958	71,614
Treasury shares purchased (7,306 shares)						(86,053)	(86,053)
Shares issued for acquisitions (736 shares)		2,649				6,621	9,270

Balance December 31, 2006	$3,262	$1,172,206	$319,459	$10,118	$0	$(416,187)	$1,088,858

Net income			81,101				81,101
Other comprehensive income (loss), net of tax:
Net unrealized loss on securities				(2,493)			(2,493)
Net unrealized gain on derivative
instruments				2,734			2,734
Foreign currency translation				1,747			1,747

Total comprehensive income			81,101	1,988			83,089
Adoption of FIN 48			(750)				(750)
Shareholders' dividends			(70,077)				(70,077)
Shares issued under options, grant plans
and other (10,445 shares)	27	78,405				82,126	160,558
Shares issued for acquisitions (56 shares)		250				503	753

Balance July 24, 2007	$3,289	$1,250,861	$329,733	$12,106	$0	$(333,558)	$1,262,431

Successor
Net loss			(123,520)				(123,520)
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities				4,636			4,636
Net unrealized loss on derivative
instruments				(10,455)			(10,455)
Foreign currency translation				1,473			1,473

Total comprehensive income			(123,520)	(4,346)			(127,866)
Equity contribution		1,431,100					1,431,100
Stock-based employee compensation—contribution from Holdings		300					300

Balance December 31, 2007	$0	$1,431,400	$(123,520)	$(4,346)	$0	$0	$1,303,534

(1)
Upon the adoption of SFAS 123(R) and effective January 1, 2006, the Company reclassified within Shareholders' Equity the $14.4 million balance of "Restricted Stock (unearned compensation)" to "Additional paid-in capital."

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Successor	Predecessor
	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Cash and Cash Equivalents at Beginning of Period	$237,565	$123,675	$114,508	$256,626
Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(123,520)	81,101	169,699	198,925
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Loss (income) from discontinued operations	27,208	4,588	15,585	(18,364)
Depreciation expense	22,979	27,242	47,177	44,313
Amortization expense	132,662	5,172	7,159	5,454
Amortization of debt issuance costs	16,147	1,261	2,271	1,732
Option and restricted stock expense	300	3,415	10,869	8,566
Restructuring charges	26,016	16,919	21,648	—
Cash payments related to restructuring charges	(27,069)	(8,236)	(10,044)	—
Merger related charges	799	41,431	992	—
Change in working capital, net of acquisitions:
Change in tax accounts:
Current and deferred income taxes	(63,772)	31,394	56,457	60,941
Resolution of income tax audits	—	—	(3,480)	(86,356)
Receivables	70,819	(66,454)	(27,409)	(29,439)
Inventories and other current assets	1,504	(59,482)	(5,592)	(3,743)
Accounts payable	(28,744)	18,455	15,034	36,741
Deferred revenue	6,400	55,070	3,348	1,540
Accrued liabilities	935	40,635	(9,808)	17,848
Other, net	4,734	2,982	4,725	4,550

Net Cash Provided from Operating Activities from Continuing Operations	67,398	195,493	298,631	242,708

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(15,556)	(26,563)	(51,593)	(41,771)
Sale of equipment and other assets	2,636	1,091	1,819	2,838
Acquisition of The ServiceMaster Company	(4,906,526)	(4,030)	—
Other business acquisitions, net of cash acquired	(14,889)	(25,460)	(143,406)	(33,719)
Notes receivable, financial investments and securities	(29,647)	38,127	(26,495)	(8,371)

Net Cash Used for Investing Activities from Continuing Operations	(4,963,982)	(16,835)	(219,675)	(81,023)

Consolidated Statements of Cash Flows (Continued)

(In thousands)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	$415,411	$1,259,565	$730,287
Payments of debt	(262,354)	(459,537)	(1,250,980)	(894,102)
Borrowings under senior secured term loan facility	2,650,000	—	—	—
Borrowings under senior unsecured interim loan facility	1,150,000	—	—	—
Cash equity contributions	1,431,100	—	—	—
Debt issuance costs paid	(101,534)	—	—	—
Shareholders' dividends	—	(70,077)	(133,233)	(128,048)
Purchase of treasury stock	—	—	(86,053)	(52,324)
Proceeds from employee share plans	158	36,069	54,606	29,518

Net Cash Provided from (Used for) Financing Activities from Continuing Operations	4,867,370	(78,134)	(156,095)	(314,669)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(896)	12,559	(28,007)	14,181
Cash (used for) provided from investing activities:
Proceeds from sale of businesses	—	—	115,415	—
Other investing activities	(138)	988	(756)	(3,315)
Cash Used for Financing Activities	(98)	(181)	(346)	—

Net Cash (Used for) Provided from Discontinued Operations	(1,132)	13,366	86,306	10,866

Cash (Decrease) Increase During the Period	(30,346)	113,890	9,167	(142,118)

Cash and Cash Equivalents at End of Period	$207,219	$237,565	$123,675	$114,508

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Significant Accounting Policies

        The consolidated financial statements include the accounts of The ServiceMaster Company and its majority-owned subsidiary partnerships and corporations, collectively referred to as the "Company" or "ServiceMaster". Intercompany transactions and balances have been eliminated. The financial results as well as the assets and liabilities related to InStar, American Residential Services and American Mechanical Services have been classified in the financial statement caption "businesses held pending sale and discontinued operations" in all periods due to the classification of InStar as held for sale in 2007 and the sale of American Residential Services and American Mechanical Services in 2006.

        Basis of Presentation:    On March 18, 2007, ServiceMaster entered into the Merger Agreement with Holdings and Acquisition Co. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Co. would merge with and into ServiceMaster, with ServiceMaster as the surviving corporation.

        On the Closing Date, the Merger was completed, and each issued and outstanding share of ServiceMaster common stock, other than shares held by ServiceMaster or Holdings or their subsidiaries and shares held by stockholders who validly perfected their appraisal rights under Delaware law, was converted into the right to receive $15.625 in cash. Each share of ServiceMaster common stock owned by ServiceMaster, Holdings or Acquisition Co. or any of their respective direct or indirect wholly-owned subsidiaries was cancelled and retired, and no consideration was paid in exchange for it.

        Although ServiceMaster continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The Company refers to the operations of ServiceMaster for both the Predecessor and Successor periods. The consolidated statements of financial position as of December 31, 2007 and the consolidated statements of operations, shareholders' equity and cash flows for the period July 25, 2007 to December 31, 2007 reflect the financial position, operations and cash flows of the Successor. The consolidated statements of financial position as of December 31, 2006, the consolidated statements of operations, shareholders' equity and cash flows for the period January 1, 2007 to July 24, 2007, and the years ended December 31, 2006 and 2005 reflect the financial position, operations and cash flows of the Predecessor.

        As a result of the consummation of the Merger and the application of purchase accounting as of July 25, 2007, the consolidated financial statements for the period after July 24, 2007 are presented on a different basis than and are not comparable to periods before July 25, 2007. The purchase price of the Company has been preliminarily allocated to the assets and liabilities acquired based on their estimated fair market value at July 24, 2007. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill.

        Summary:    The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; and the valuation of

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

tangible and intangible assets. In 2007, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates, except for the impacts of applying purchase accounting and the adoption of FIN 48.

        The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the outstanding balances. As such, these factors may change over time causing the reserve level to vary.

        The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company has both self-insured retention limits and layers of excess insurance coverage above such self-insured retention limits that is insured by third parties. The Company is required to pay all claims that fall below the retention limits. The Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. The actuarially determined provision and related accrual include consideration of both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

        The Company accounts for uncertain tax positions in accordance with FIN 48. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its uncertain tax positions in income tax expense.

        Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company's previous experience for similar assets, the potential for market obsolescence and other industry and business data. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause the Company to adjust its book value or future expense accordingly. As part of applying purchase accounting related to the merger, the Company has established useful

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

lives for depreciable and amortizable assets and assigned fair values to its tangible and intangible assets.

        The Company does not amortize its goodwill or indefinite-lived intangible assets. The Company tests these assets for impairment, at a minimum, on an annual basis (October 1st) by applying a fair-value based test. An impairment loss would be recorded if and when the Company determines that the expected present value of the future cash flows is less than the book value. As permitted under SFAS 142, the Company carries forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote.

        Revenue:    Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company's obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenue from trade name licensing arrangements is recognized when earned. Franchised revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) comprised 73.4, 22.0, 15.8 and 14.1 percent of consolidated operating income from continuing operations in the period from July 25 to December 31, 2007, the period from January 1 to July 24, 2007, and the years 2006 and 2005, respectively. The portion of total franchise fee income related to initial fees received from the sale of a franchise was immaterial to the Company's consolidated financial statements for all periods.

        The Company had $408 million and $440 million of deferred revenue at December 31, 2007 and 2006, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranty, termite baiting, termite inspection, pest control and lawn care services.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        Deferred Customer Acquisition Costs:    Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

        Interim Reporting:    TruGreen LawnCare has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen LawnCare defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed primarily in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These pre-season costs are deferred and recognized approximately in proportion to revenue over the balance of the year, and are not deferred beyond the calendar year-end.

        Advertising:    As discussed in the "Interim Reporting" note above, certain pre-season advertising costs are deferred and recognized approximately in proportion to the revenue over the year. Certain other advertising costs are expensed when the advertising occurs. The cost of direct- response advertising at Terminix and TruGreen LawnCare, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Advertising expense for the Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007, and the years 2006 and 2005 was $67 million, $75 million, $127 million and $117 million, respectively.

        Inventory Valuation:    Inventories are valued at the lower of cost (primarily on a weighted average cost basis) or market. The inventory primarily represents finished goods to be used on the customers' premises or sold to franchisees.

        Property and Equipment, Intangible Assets and Goodwill:    Buildings and equipment used in the business are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes. The estimated useful lives for building and improvements range from 10 to 40 years, while the estimated useful lives for equipment range from 3 to 10 years. Leasehold improvements relating to leased facilities are depreciated over the remaining life of the lease. Technology equipment as well as software and development have an estimated useful life of three to seven years. Intangible assets consist primarily of goodwill ($3,050 million), trade names ($2,468 million) and other intangible assets ($717 million).

        As required by SFAS 142, goodwill is not subject to amortization and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to an assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As permitted under SFAS 142, the Company carries forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote.

        As required by SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's long-lived assets, including fixed assets and intangible assets (other than goodwill), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset.

        Fair Value of Financial Instruments and Credit Risk:    The year-end carrying amounts of receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The year-end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at year-end. The year-end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss), or, for certain unrealized losses, reported in interest and net investment income in the statements of operations if the decline in value is other than temporary. The carrying amount of total debt is $4,131 million and $707 million and the estimated fair value is approximately $3,922 million and $670 million at December 31, 2007 and 2006, respectively. The estimated fair value of debt is based upon borrowing rates currently available to the Company for long-term borrowings with similar terms and maturities.

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations.

        The Company has historically hedged approximately two-thirds of its annual fuel consumption of approximately 30 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", the Company's fuel hedges and interest rate swap agreements are classified as cash flow hedges and as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in other comprehensive income.

        Financial instruments, which potentially subject the Company to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt and common equity securities. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The majority of the Company's receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. The Company maintains an allowance for losses based upon the expected collectibility of receivables.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        Income Taxes:    The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." This Statement uses an asset and liability approach for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

        The Company accounts for uncertain tax positions in accordance with FIN 48. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its uncertain tax positions in income tax expense.

Stock-Based Compensation:

Successor

        The Company accounts for stock-based compensation under SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which requires that stock options and share grants be measured at fair value and this value is recognized as compensation expense over the vesting period.

Predecessor

        In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), which replaces SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123(R) requires that compensation expense be recorded for newly issued awards as well as the unvested portion of previously issued awards that remain outstanding as of the adoption of SFAS 123(R). The Company adopted the provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective method. Prior to adopting SFAS 123(R), and beginning in 2003, the Company was using the "Prospective Method" as permitted under SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123", which required the Company to expense the fair value of new employee option grants awarded subsequent to 2002.

        The following table presents the pro forma impact on continuing operations for the year ended December 31, 2005 of compensation expense relating to stock option awards as computed under SFAS 123(R):

(In thousands)	2005
Net income as reported (income from continuing operations)	$180,561
Add back: Stock-based compensation expense included in reported net income, net of related tax effects	2,280
Deduct: Stock-based compensation expense determined under SFAS 123(R)	(5,742)

Pro forma net income	$177,099

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

Newly Issued Accounting Statements and Positions:

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurement". This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. There are no new fair value measurements required. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The Company has assessed the impact of this Statement to the Company's consolidated financial position, results of operations and cash flows. The Company does not expect the adoption of this Statement to have a material effect on these consolidated financial statements. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS157-2. FSP FAS 157-2 defers the effective date of Statement No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure at fair value many financial instruments and certain other items such as investments, debt and derivative instruments. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that it will elect to apply the fair value option to any of its financial assets or liabilities.

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations". This Statement will significantly change the accounting for business combinations and is effective for business combinations finalized in fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of this Statement on its consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". This Statement establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of this Statement on its consolidated financial statements.

Note 2. Acquisition of ServiceMaster

        As discussed in Note 1, the Merger was completed on July 24, 2007.

        Upon the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliates with the Equity Sponsors.

        Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million senior unsecured interim loan facility, (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together

Notes to the Consolidated Financial Statements (Continued)

Note 2. Acquisition of ServiceMaster (Continued)

with the senior secured term loan facility, the "Term Facilities") were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility.

        In connection with the Merger and the Transactions, ServiceMaster retired certain of its existing indebtedness, including the 2009 Notes. On the Closing Date, the 2009 Notes were called for redemption and they were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities to repay at maturity the 2007 Notes.

        See Note 14 for a description of the Company's indebtedness.

        Upon consummation of the Merger, ServiceMaster de-listed its shares of common stock from the New York Stock Exchange (the "NYSE") and deregistered under Section 12 of the Securities Exchange Act of 1934. The last day of trading of The ServiceMaster Company common stock on the NYSE was July 24, 2007.

        The Company incurred certain costs related to the Merger that are presented as "Merger related charges" in the Consolidated Statements of Operations and are recorded in the Other Operations and Headquarters business segment. During the Predecessor period from January 1, 2007 to July 24, 2007, the Company recorded Merger related costs of $41.4 million ($34.7 million, after-tax). In the Successor period from July 25, 2007 to December 31, 2007, the Company recorded Merger related costs of $0.8 million ($0.1 million, after-tax). For the year ended December 31, 2006, the Company recorded Merger related costs of $1.0 million ($0.1 million after-tax). The Merger related costs include investment banking, accounting, legal and other costs associated with the Merger.

Notes to the Consolidated Financial Statements (Continued)

Note 3. Purchase Accounting

        The Company accounted for the Merger in accordance with SFAS No. 141, "Business Combinations", which requires the cost of the Merger to be allocated to the assets and liabilities of the Company based on fair value. The Merger and the allocation of the purchase price have been recorded as of July 25, 2007.

        The sources and uses of funds in connection with the Transactions are summarized below (in millions):

Sources
Equity Sponsors contribution	$1,431
Senior unsecured interim loan facility	1,150
Senior secured term loan facility	2,650
Cash on hand	43

Total sources	$5,274

Uses
Purchase price	$4,758
Direct acquisition costs	132

Acquisition of ServiceMaster	4,890
Merger related charges	43
Debt issuance costs	102
Repayment of existing indebtedness	239

Total uses	$5,274

        The excess of the purchase price over the net tangible and intangible assets acquired was recorded as goodwill. As of December 31, 2007, the Company has recorded purchase accounting adjustments to increase the carrying value of property, to establish intangible assets for trade names, service marks and trademarks ("trade names"), customer relationships, franchise agreements, backlog and lease commitments, among other things, as well as to reduce to fair value deferred revenue and deferred customer acquisition costs.

        Allocation of the purchase price for the Merger of the Company was based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property and equipment and transaction costs. Revisions to the preliminary purchase price allocation will be made as additional information becomes available, but such revisions are not expected to be material to the Company's balance sheet or results of operations. The Company expects to finalize the allocation of the purchase price during the second quarter of 2008.

Notes to the Consolidated Financial Statements (Continued)

Note 3. Purchase Accounting (Continued)

        The purchase price has been allocated on a preliminary basis as follows:

(In millions)
Purchase consideration	$4,890
Net assets acquired (historical basis)	(1,262)

Purchase price in excess of historical assets	$3,628

Identifiable intangible assets:
Trade names	$2,484
Customer relationships	652
Franchise agreements	88
Backlog	68
Subcontractor and realtor network	10
Favorable lease commitments	10
Software	17

Total identifiable intangible assets	3,329
Eliminate historical basis of identifiable intangible assets	(249)

Net adjustment to identifiable intangible assets	3,080
Goodwill	1,377
Current assets (deferred customer acquisition costs)	(68)
Current liabilities (primarily deferred revenue)	93
Fixed assets	29
Fair value adjustment to existing debt	88
Other non-current liabilities	(5)
Historical debt issuance fees written off	(16)
Deferred taxes	(954)
Other	4

Allocation of purchase price in excess of historical assets	$3,628

        Goodwill and most trade names are indefinite-lived intangible assets. As a result, goodwill and indefinite-lived trade names will not be amortized but will be evaluated for impairment at least annually.

Notes to the Consolidated Financial Statements (Continued)

Note 3. Purchase Accounting (Continued)

        The following table summarizes the estimated useful lives of the finite lived intangible assets and the amortization expense recorded in the Successor period July 25, 2007 to December 31, 2007:

(In thousands)	Estimated useful life	Amortization Expense in the Successor Period July 25, 2007 to December 31, 2007
Trade names(1)	5 to 10 years	$1,185
Customer relationships	1 to 8 years(2)	64,437
Franchise agreements	23 to 25 years(2)	5,121
Backlog	6 months	59,313
Sub-contractor and realtor network	7 to 10 years	545
Favorable lease commitments	5 years	1,005
Software	7 years	1,056

		$132,662

    (1)
    Approximately $2,468 million of trade names have indefinite lives and $14 million of trade names have the finite lives presented above.

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

(In thousands)	2007	2006
Operating revenue	$3,332,636	$3,238,028
Operating income	190,588	161,542
Interest expense, net	(399,789)	(402,640)
Net loss	$(139,695)	$(138,180)

Note 4. Business Segment Reporting

        The business of the Company is conducted through five reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield and Other Operations and Headquarters.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Business Segment Reporting (Continued)

        In accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", the Company's reportable segments are strategic business units that offer different services. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscaping services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids, which provide primarily residential disaster restoration, commercial cleaning, carpet and upholstery cleaning, home inspection services, furniture repair and maid services. The Other Operations and Headquarters segment also includes the Company's headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

        Information regarding the accounting policies used by the Company is described in Note 1. The Company derives substantially all of its revenue from customers in the United States with less than two percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs. Identifiable assets are those used in carrying out the operations of the business unit and include intangible assets directly related to its operations.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Business Segment Reporting (Continued)

        Segment information for continuing operations is presented below.

  Business Segment Table

	Successor	Predecessor
(In thousands)	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Operating Revenue:
TruGreen LawnCare	$501,830	$597,147	$1,052,257	$1,024,641
TruGreen LandCare	169,741	242,154	444,338	453,323
Terminix	445,760	645,700	1,075,481	1,056,285
American Home Shield	209,661	331,361	564,817	528,687
Other Operations and Headquarters	95,366	118,028	195,810	176,542

Total Operating Revenue	$1,422,358	$1,934,390	$3,332,703	$3,239,478

Operating Income (Loss):(1,2)
TruGreen LawnCare	$42,156	$75,656	$157,695	$171,758
TruGreen LandCare	(6,351)	(2,206)	(587)	4,317
Terminix	49,216	109,461	152,161	145,568
American Home Shield	(20,764)	35,582	62,780	70,959
Other Operations and Headquarters(2)	(31,017)	(74,561)	(47,921)	(52,519)

Total Operating Income	$33,240	$143,932	$324,128	$340,083

Identifiable Assets:
TruGreen LawnCare	$2,186,497		$932,584	$885,153
TruGreen LandCare	168,419		93,575	92,694
Terminix	2,630,405		909,984	862,270
American Home Shield	1,107,535		593,293	530,486
Other Operations and Headquarters	1,455,730		485,430	464,966

Total Identifiable Assets	$7,548,586		$3,014,866	$2,835,569

Depreciation & Amortization Expense:
TruGreen LawnCare	$88,628	$8,552	$14,462	$12,611
TruGreen LandCare	5,928	3,171	6,209	8,411
Terminix	28,543	10,596	14,433	11,778
American Home Shield	22,038	3,687	8,222	8,492
Other Operations and Headquarters	10,504	6,408	11,010	8,475

Total Depreciation & Amortization Expense(3)	$155,641	$32,414	$54,336	$49,767

Capital Expenditures:
TruGreen LawnCare	$2,417	$6,353	$10,204	$11,724
TruGreen LandCare	1,591	3,324	6,776	3,659
Terminix	5,128	9,050	14,928	11,417
American Home Shield	1,855	3,091	9,312	5,343
Other Operations and Headquarters	4,565	4,745	10,373	9,628

Total Capital Expenditures	$15,556	$26,563	$51,593	$41,771

Footnotes on following page.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Business Segment Reporting (Continued)

(1)
Presented below is a reconciliation of segment operating income to (loss) income from continuing operations before income taxes.

	Successor	Predecessor
(In thousands)	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to July 24, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Segment Operating Income	$33,240	$143,932	$324,128	$340,083
Non-operating expense (income):
Interest expense	177,938	31,643	61,341	56,999
Interest and net investment loss (income)	3,563	(28,624)	(25,942)	(19,832)
Minority interest and other expense, net	233	3,532	8,240	8,218

(Loss) Income from Continuing Operations before Income Taxes	$(148,494)	$137,381	$280,489	$294,698

(2)
The 2007 results include restructuring charges for severance, as well as costs associated with Fast Forward, and payments for employee retention and severance related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $26.0 million pretax in the period from July 25 to December 31, 2007 and $16.9 million in the period from January 1 to July 24, 2007. The results also include Merger charges related to the purchase of ServiceMaster by a group of investors led by Clayton, Dubilier & Rice, Inc. The Merger related charges totaled $0.8 million pretax in the period from July 25 to December 31, 2007, $41.4 million pretax in the period from January 1 to July 24, 2007 and $1.0 million pretax in 2006. The 2006 results include restructuring charges for severance, as well as costs associated with Project Accelerate, and accruals for employee retention and severance to be paid in future periods that are related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $21.6 million pretax.

(3)
There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to the consolidated totals. Amortization of debt issue costs is not included in the business segment table.

        The Other Operations and Headquarters segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company's headquarters function. The ServiceMaster Clean and Merry Maids franchise operations reported combined revenue of $92 million from July 25 to December 31, 2007, $114 million from January 1 to July 24, 2007, $189 million in 2006 and $169 million in 2005. The ServiceMaster Clean and Merry Maids franchise operations reported combined operating income of $21 million from July 25 to December 31, 2007, $33 million from January 1 to July 24, 2007, $55 million in 2006 and $51 million in 2005.

        See Note 5 for information relating to segment goodwill.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. For the 2007 annual goodwill and trade name impairment review performed as of October 1, 2007, the Company carried forward the valuations of each reporting unit completed as of July 24, 2007 in conjunction with the purchase accounting discussed in Notes 2 and 3. No impairment was recognized as a result of this review.

        During the Successor period from July 25, 2007 through December 31, 2007, the increase in goodwill and other intangible assets resulted principally from the Merger as discussed in Notes 2 and 3. The remaining increase in goodwill and other intangible assets in the period from July 25, 2007 through December 31, 2007 relates primarily to tuck-in acquisitions completed throughout the period by Terminix and TruGreen LawnCare. During the fourth quarter of 2007, a goodwill impairment charge of $12.9 million ($8.8 million after-tax) was recorded in the Other Operations and Headquarters segment associated with the InStar reporting unit, which was designated as held for sale in 2007 as further discussed in Note 8. To determine the amount of the charge, the Company estimated the fair value of the InStar reporting unit using a probability weighted cash flow valuation methodology, and measured the goodwill impairment following the provisions of SFAS No. 142. The analysis included making assumptions about the realization of future cash flows upon the disposition of InStar which the Company believed to be reasonable.

        During the Predecessor period from January 1, 2007 through July 24, 2007, the increase in goodwill and other intangibles relates primarily to tuck-in acquisitions completed throughout the period by Terminix and TruGreen LawnCare.

        In February 2006, the Company acquired InStar, a provider of commercial disaster response and reconstruction services for approximately $85 million in cash, with approximately $31 million of the acquisition price allocated to goodwill and $20 million allocated to other intangibles. The remaining increase in goodwill and intangible assets for 2006 relates to the acquisition of Safeguard Pest Control and other tuck-in acquisitions primarily at Terminix and TruGreen LawnCare.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets (Continued)

        The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total
Balance at Dec. 31, 2005 (Predecessor)	$700,029	$—	$661,166	$85,526	$101,349	$1,548,070
Acquisitions	29,922	—	36,791	—	2,862	69,575
Other(1)	10,298	—	7,912	1,392	(19,602)	—

Balance at Dec. 31, 2006 (Predecessor)	740,249	—	705,869	86,918	84,609	1,617,645
Acquisitions	13,876	—	10,262	—	1,860	25,998
Other(2)	—	—	—	(2,560)	2,560	—

Balance at July 24, 2007 (Predecessor)	754,125	—	716,131	84,358	89,029	1,643,643
Change in Goodwill due to Merger(3)	385,063	48,676	599,954	265,872	95,854	1,395,419
Acquisitions	4,851	—	8,268	—	768	13,887
Other(4)	(369)	(804)	(400)	(151)	(1,302)	(3,026)

Balance at Dec. 31, 2007 (Successor)	$1,143,670	$47,872	$1,323,953	$350,079	$184,349	$3,049,923

(1)
In the fourth quarter of 2006, $20 million of enterprise goodwill was reclassified to the TruGreen LawnCare, Terminix, and American Home Shield segments from the Other Operations and Headquarters segment.

(2)
In the Predecessor period from January 1, 2007 to July 24, 2007, the AmeriSpec business was transferred from the American Home Shield segment to the Other Operations & Headquarters segment.

(3)
Excludes the impact of the Merger on the goodwill of the InStar reporting unit, which was a part of the Other Operations & Headquarters segment prior to being classified as held for sale.

(4)
Reflects the impact of the resolution of certain tax items and the impact of the amortization of tax deductible goodwill.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets (Continued)

        The table below summarizes the other intangible asset balances for continuing operations:

	Successor	Predecessor
(In thousands)
	2007	2006
Trade names(1)	$2,468,200	$215,493
Other intangible
assets	849,715	59,976
Accumulated
amortization	(132,662)	(42,290)

Net other
intangibles	717,053	17,686

Total	$3,185,253	$233,179

    (1)
    Not subject to amortization.

        Amortization expense of $133 million, $5 million, $7 million and $5 million was recorded in the period from July 25, 2007 to December 31, 2007, the period from January 1, 2007 to July 24, 2007, 2006 and 2005, respectively. For the existing intangible assets, the Company anticipates amortization expense of $171 million, $156 million, $129 million, $79 million and $52 million in 2008, 2009, 2010, 2011 and 2012 respectively.

Note 6. Income Taxes

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $0.8 million increase in the liability for certain tax items and a corresponding reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2007, the Company has $13.3 million of tax items primarily reflected in state tax returns that have not been recognized for financial reporting ("unrecognized tax benefits"). If recognized in 2008, a benefit of $10.7 million, net of federal and state tax effects, would be recorded as a purchase accounting adjustment to goodwill and a benefit of $0.3 million, net of federal and state tax effects,

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2007
Predecessor
Gross unrecognized tax benefits at January 1	$18.4
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	(0.1)
Increases in tax positions for current year	2.9
Lapse in statute of limitations	(5.3)

Gross unrecognized tax benefits at July 24	15.9
Successor
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	(1.4)
Increases in tax positions for current year	0.5
Settlements	(1.2)
Lapse in statute of limitations	(0.5)

Gross unrecognized tax benefits at December 31	13.3

        It is expected that the amount of unrecognized tax benefits will change in the next twelve months. Up to $1.8 million ($1.2 million, net of federal and state benefits) of the Company's unrecognized tax benefits could be recognized within the next twelve months. As a result of the closing of certain state audits and the expiration of statutes of limitation on certain state tax returns, the Company recognized approximately $5.4 million ($3.5 million, net of federal and state tax effects) of its unrecognized tax benefits during the Predecessor period January 1, 2007 to July 24, 2007 and approximately $3.1 million ($2.0 million, net of federal and state tax effect) during the Successor period July 25, 2007 to December 31, 2007.

        The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the United States Internal Revenue Service (IRS) through 2005 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2001.

        In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. As previously disclosed, the U.S. federal tax returns filed by the Company through the 2005 return have been reviewed by the IRS. The Company paid $3 million primarily in the first quarter of 2006 relating to the resolution of the 2003 and 2004 audits. In the fourth quarter of 2006, the IRS completed the audit of the Company's tax return for 2005, with no adjustments or additional payments. The IRS commenced examinations of the Company's U.S. federal income tax returns for 2006 and 2007 in the first quarter of 2006 and 2007, respectively, which are anticipated to be completed by the end of 2008. At this time, the outcome of these audits is not known and no significant adjustments have been proposed by the IRS pertaining to these audit periods. Three state tax authorities are in the process of auditing state income tax returns of various subsidiaries. One state audit is at the appeals level. If state authorities were to prevail with their assessments, the Company does not anticipate that these adjustments would have a material impact on the Company's financial position, results of operations or cash flows.

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        The Company's policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the Successor period July 25, 2007 through December 31, 2007 and the Predecessor period January 1, 2007 through July 24, 2007 the Company recognized interest income of approximately $0.3 million and $0.8 million, respectively, through the tax provision, primarily as a result of the expiration of the statutes of limitation on certain tax positions and favorable state audit settlements. As of December 31, 2007, the Company had accrued for the payment of interest and penalties of approximately $2.4 million ($1.4 million, net of federal and state tax effects).

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's effective income tax rate for continuing operations is as follows:

	Successor	Predecessor
	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	2006	2005
Tax at U.S. federal statutory rate	(35.0%)	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	(0.8)	4.3	3.5	3.3
Tax credits	(0.6)	(0.8)	(0.7)	(1.0)
State NOL not previously recorded	—	—	(2.0)	—
Other, including reserves and permanent items	1.3	(0.9)	(1.9)	1.4

Effective rate	(35.1%)	37.6%	33.9%	38.7%

        The effective tax rate for discontinued operations for the Successor period July 25, 2007 through December 31, 2007 and the Predecessor period January 1, 2007 through July 24, 2007 was a tax benefit of 31.8% and 40.1%, respectively.

        The effective tax rate for discontinued operations was a tax benefit of 5.8% in 2006 (which included the impact of non-deductible goodwill) and tax expense of 39.5% in 2005.

        Income tax expense from continuing operations is as follows:

	Successor Period from July 25, 2007 to Dec. 31, 2007
(In thousands)
	Current	Deferred	Total
U.S. federal	17,111	(67,831)	(50,720)
State and local	493	(1,955)	(1,462)

	17,604	(69,786)	(52,182)

	Predecessor Period from January 1, 2007 to July 24, 2007
	Current	Deferred	Total
U.S. federal	19,687	28,205	47,892
State and local	1,562	2,238	3,800

	21,249	30,443	51,692

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

	Predecessor 2006
	Current	Deferred	Total
U.S. federal	$70,244	$20,825	$91,069
State and local	3,190	946	4,136

	$73,434	$21,771	$95,205

	Predecessor 2005
	Current	Deferred	Total
U.S. federal	$12,393	$87,813	$100,206
State and local	1,723	12,208	13,931

	$14,116	$100,021	$114,137

        Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company's accruals and certain net operating loss carryforwards. Management believes that, based upon its history of profitable operations, it is probable that its deferred tax assets will be realized, primarily from the generation of future taxable income. The deferred tax liability is primarily attributable to the basis differences related to intangible assets.

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        Significant components of the Company's deferred tax balances are as follows:

	Successor	Predecessor
(In thousands)
	Dec. 31, 2007	Dec. 31, 2006
Deferred tax assets (liabilities):
Current:
Prepaid expenses	$(10,203)	$(14,300)
Receivables allowances	14,382	14,900
Accrued insurance expenses	10,618	10,900
Current reserves	15,497	14,703
Accrued expenses and other	17,883	11,197

Total current asset	48,177	37,400

Long-Term:
Intangible assets(1)	(1,142,715)	(225,300)
Accrued insurance expenses	5,589	6,100
Net operating loss and tax credit carryforwards	83,034	44,100
Less valuation allowance	(9,031)	(1,800)
Other long-term obligations	(16,377)	8,900

Total long-term liability	(1,079,500)	(168,000)

Net deferred tax liability	$(1,031,323)	$(130,600)

    (1)
    The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The majority of this liability will not actually be paid until a business unit of the Company is sold.

        At December 31, 2007, the Company had tax effected federal and state net operating loss carryforwards net of valuation allowances of approximately $70 million, expiring at various dates up to 2027. The Company also had federal and state tax credit carryforwards net of valuation allowances of approximately $4 million which expire at various dates up to 2027.

        In the Successor period from July 25, 2007 through December 31, 2007, cash paid for income taxes was $8.1 million. In the Predecessor period from January 1, 2007 through July 24, 2007, cash paid for income taxes was $17.4 million. In 2006, cash paid for income taxes was $46 million, including a payment of $3 million relating to the resolution of the 2003 and 2004 audits. In 2005, cash paid for income taxes was $146 million, including a net payment of $86 million to the IRS and various states pursuant to the Company's agreement with the IRS.

Note 7. Acquisitions

        Acquisitions have been accounted for using the purchase method and, accordingly, the results of operations of the acquired businesses have been included in the Company's consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

Notes to the Consolidated Financial Statements (Continued)

Note 7. Acquisitions (Continued)

Current Year

        During the Successor period from July 25, 2007 through December 31, 2007, the Company completed several lawn care and pest control acquisitions for a total net purchase price of $17.9 million. Related to these acquisitions, the Company recorded goodwill of approximately $13.9 million and other intangible assets of $3.6 million.

        During the Predecessor period from January 1, 2007 through July 25, 2007, the Company completed several lawn care and pest control tuck-in acquisitions, along with several Merry Maids' franchise acquisitions, for a total net purchase price of $31.6 million. Related to these acquisitions, the Company recorded goodwill of approximately $26.0 million and other intangible assets of $5.9 million.

Prior Years

        In February 2006, the Company acquired InStar, a leading provider of disaster response and reconstruction services, for approximately $85 million in cash. The Company recorded $31 million of goodwill and other intangible assets of $20 million related to the InStar acquisition.

        During 2006, the Company completed several lawn care and pest control tuck-in acquisitions, including Safeguard Pest Control (acquired in October 2006), for a total net purchase price of $82 million. Related to these acquisitions, the Company recorded goodwill of approximately $69.6 million and other intangible assets of $10 million.

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

Cash Flow Information for Acquisitions

        Supplemental cash flow information regarding the Company's acquisitions, excluding the Merger, is as follows:

	Successor(1)	Predecessor
(In thousands)	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	2006	2005
Purchase price	$18,809	$36,061	$196,891	$53,692
Less liabilities assumed	(939)	(4,452)	(29,955)	(2,425)

Net purchase price	$17,870	$31,609	$166,936	$51,267

Net cash paid for acquisitions	$14,889	$25,460	$143,406	$33,719
Value of shares issued	—	753	9,270	1,191
Seller financed debt	2,981	5,396	14,260	16,357

Payment for acquisitions	$17,870	$31,609	$166,936	$51,267

(1)
Excludes the Merger.

Notes to the Consolidated Financial Statements (Continued)

Note 8. Businesses Held Pending Sale and Discontinued Operations

Current Year

        In the fourth quarter of 2007, management of the Company concluded that InStar did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. InStar provides disaster response and reconstruction services primarily to commercial customers and was previously disclosed as part of the Company's Other Operations and Headquarters segment. As a result of the decision to sell this business, an $18.1 million impairment charge ($12.3 million, net of tax) was recorded in "income (loss) from businesses held pending sale and discontinued operations, net of income taxes" in the fourth quarter of 2007 to reduce the carrying value of InStar's long-lived assets to their fair value less cost to sell in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This charge was in addition to the $12.9 million ($8.8 million, net of tax) goodwill impairment charge discussed in Note 5.

        The assets held for sale balance at December 31, 2007 includes approximately $42.0 million of InStar receivables (including approximately $14.4 million of work-in-process that has not yet been billed). InStar's receivables include hurricane disaster recovery work performed in New Orleans, southern Florida and other hurricane-affected areas in late 2005 and 2006. The assets held for sale included an allowance for doubtful accounts at December 31, 2007 of approximately $8.8 million related to InStar's accounts receivable. Such allowance reflects management's best estimate of the amounts that will not be collected. If the estimated amounts recoverable on the projects change from the amounts currently recorded, these differences will be recognized as income or loss when the change in estimate is made. Such changes, if any, would not currently be expected to be material to the Company's consolidated financial statements.

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

        On November 8, 2006, InStar entered into a plea agreement with the United States Attorney's Office for the Southern District of Florida requiring that InStar implement an environmental compliance plan, be placed on probation for a period of up to five years, pay a fine of $0.5 million for each count, and make a contribution of $2.0 million to the Florida Environmental Task Force Trust Fund. Under the plea agreement, the Company has agreed to take all reasonable steps necessary to ensure the implementation and enforcement of the environmental compliance plan by InStar.

        Since the conduct of InStar that was the subject of the plea agreement occurred prior to the Company's acquisition of InStar, the Company pursued indemnification from the sellers of InStar for its damages and expenses including fines, contributions and attorney's fees. On December 19, 2006, the Company, InStar and the sellers entered into a settlement agreement and mutual release. The sellers paid InStar $5 million in full settlement of all claims of InStar and/or the Company arising from the sale of InStar to the Company.

        The Company believes that any disruption to the InStar business arising from the plea will not have a material effect on the Company's financial condition or results of operations.

Notes to the Consolidated Financial Statements (Continued)

Note 8. Businesses Held Pending Sale and Discontinued Operations (Continued)

Prior Year Dispositions

        In the third quarter of 2006, the Company completed the sales of ARS and AMS generating gross cash proceeds of approximately $115 million, which was used to reduce outstanding debt balances. The results of the ARS/AMS operations, which provide HVAC, plumbing and electrical installation and repair, have been reported within the financial statement caption "income (loss) from businesses held pending sale and discontinued operations, net of income taxes" for all periods. During the first quarter of 2006, the Company recorded a $25 million after-tax ($42 million pretax) impairment charge for expected losses on the disposition of certain ARS/AMS properties held pending sale. Related to the sales of the ARS and AMS businesses, the Company recorded an after-tax net loss of ($0.5) million. The sale of ARS resulted in the elimination of $56 million of goodwill that had previously been included in the assets of discontinued operations.

Financial Information for Discontinued Operations

        Reported "income (loss) from businesses held pending sale and discontinued operations, net of income taxes" for all periods presented include the operating results of the sold and discontinued businesses noted above. The operating results and financial position of discontinued operations are as follows:

	Successor	Predecessor
(In thousands)	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Operating Results:
Operating revenue	$30,994	$43,413	$615,271	$764,888
Operating income	(8,833)	(7,617)	16,509	30,355
Interest expense	(34)	(38)	(55)	—
Impairment charge	(31,006)	—	(42,000)	—

Pretax income (loss)	(39,873)	(7,655)	(25,546)	30,355
Provision (benefit) for income taxes	(12,665)	(3,067)	(10,456)	11,991
(Loss) on sale, net of tax	—	—	(495)	—

Income (loss) from businesses held pending sale and discontinued operations	$(27,208)	$(4,588)	$(15,585)	$18,364

	Successor
		Predecessor
	Dec. 31, 2007
		Dec. 31, 2006
Financial Position:
Current assets	$42,474	$67,792
Long-term assets	—	51,783

Total assets	$42,474	$119,575

Current liabilities	$12,983	$19,183
Long-term liabilities	7,765	7,582

Total liabilities	$20,748	$26,765

Notes to the Consolidated Financial Statements (Continued)

Note 8. Businesses Held Pending Sale and Discontinued Operations (Continued)

        The table below summarizes the activity during the Predecessor period from January 1, 2007 through July 24, 2007 and the Successor period from July 25, 2007 through December 31, 2007 for the remaining liabilities from operations that were discontinued in years prior to 2007. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

Predecessor

(In thousands)	Balance at Dec. 31, 2006	Cash Payments or Other	Income/(Expense)	Balance at Jul. 24, 2007
Remaining liabilities of discontinued operations:
ARS/AMS	$4,300	$1,623	$352	$2,325
LandCare Construction	1,714	324	(271)	1,661
LandCare utility line clearing business	2,075	293	—	1,782
Certified Systems, Inc. and other	7,095	200	—	6,895

Successor

(In thousands)	Balance at Jul. 25, 2007	Cash Payments or Other	Income/(Expense)	Balance at Dec. 31, 2007
Remaining liabilities of discontinued operations:
ARS/AMS	$2,325	$300	$(359)	$2,384
LandCare Construction	1,661	200	204	1,257
LandCare utility line clearing business	1,782	332	100	1,350
Certified Systems, Inc. and other	6,895	174	—	6,721

Note 9. Restructuring Charges

        For the Successor period from July 25, 2007 to December 31, 2007 and for the Predecessor period from January 1, 2007 to July 24, 2007 the Company recognized $26.0 million ($15.9 million after-tax) and $16.9 million ($10.7 million after-tax) of restructuring charges, respectively. Approximately $8.3 million ($5.1 million after-tax) (Successor) and $17.1 million ($10.9 million after-tax) (Predecessor) of these charges are related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and closing of its headquarters in Downers Grove, Illinois. Such costs include employee retention and severance costs, lease termination costs, training of replacement employees, and temporary employee staffing and recruiting costs. Almost all such costs were cash expenditures. In accordance with GAAP, these costs were expensed over the transition period.

        The transition to Memphis was substantially completed in 2007 and the Company expects costs incurred related to this transition in 2008 to be insignificant. The Successor Period restructuring amount also includes approximately $7.9 million ($4.8 million after-tax) of charges related to organizational changes, primarily severance costs, made within the TruGreen LandCare operations.

Notes to the Consolidated Financial Statements (Continued)

Note 9. Restructuring Charges (Continued)

        The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions ("Fast Forward"). Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company's work processes around its operational and strategic objectives. It is expected that Fast Forward will be effected in phases. The first phase involves, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield's call center located in Santa Rosa, California. The second phase is expected to include the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings. The first phase of Fast Forward is expected to be substantially complete in the first quarter of 2008, and the second phase is expected to begin implementation in the second half of 2008.

        In connection with the first phase of Fast Forward, the Company incurred costs in the Successor period of approximately $9.8 million ($6.0 million after-tax). Such costs include lease termination and other costs related to closing the Santa Rosa call center of approximately $3.7 million; and severance and other costs of approximately $6.1 million.

        The 2006 aggregate restructuring charges totaled $21.6 million pretax. The after-tax impact of the restructuring charges includes approximately $6 million of non-recurring net operating loss carryforward benefits which became realizable to the company as a result of its decision to consolidate its corporate headquarters in Memphis, Tennessee. The 2006 aggregate restructuring charges were comprised of the following:

  •
  Severance costs and third party professional fees and expenses resulting from the organizational changes made as part of Project Accelerate and severance costs associated with the resignation in the second quarter of the Company's former Chief Executive Officer. These costs totaled $11.2 million, substantially all of which was paid by the end of 2006.

  •
  Approximately $10.4 million of restructuring charges in the fourth quarter of 2006 related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and closing of its headquarters in Downers Grove, Illinois.

        For the Successor period from July 25 to December 31, 2007 and for the Predecessor period from January 1 to July 24, 2007 the Company incurred $0.8 million ($0.1 million after-tax) and $41.4 million ($34.7 million after-tax) of Merger related expenses, respectively. These Merger related costs include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

        The Company has change in control severance agreements with certain of its officers. These agreements generally provide, among other things, for severance pay and other benefits to the officer if, within two years following a change in control of ServiceMaster, the officer's employment is terminated by the Company other than for cause or is terminated by the officer for good reason. The consummation of the Merger constituted a change of control for purposes of these agreements. The financial results through December 31, 2007 include severance and retention costs for certain officers in the Company's Downers Grove, Illinois office whose employment has been or will be terminated due to the consolidation of the corporate headquarters into the Memphis, Tennessee operations support center. The consummation of the Merger resulted in additional severance costs and other benefits that were due under the change in control severance agreements for these officers. These additional costs, as well as change in control severance costs

Notes to the Consolidated Financial Statements (Continued)

Note 9. Restructuring Charges (Continued)

and other benefits due to certain terminated officers of the Company's Memphis, Tennessee operations support center totaled $42.8 million pretax, which is not included in the statements of operations and is reflected as a cost of the acquisition as presented in Notes 2 and 3. These costs are incremental to the costs described in the preceding paragraph. Approximately $21.8 million of change in control severance costs were paid in the 2007 Successor period and the remaining amount will be paid during the first quarter of 2008.

Note 10. Commitments and Contingencies

        The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

        Rental expense for the Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007, 2006 and 2005 was $72 million, $97 million, $172 million and $164 million, respectively. Future long-term non-cancelable operating lease payments are approximately $70 million in 2008, $60 million in 2009, $42 million in 2010, $30 million in 2011, $19 million in 2012, and $46 million in 2013 and thereafter.

        The majority of the Company's fleet and some equipment are leased through operating leases. Lease terms are non-cancelable for the first twelve month term and then are month-to-month leases, cancelable at the Company's option. There are residual value guarantees by the Company (ranging from 70 percent to 87 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. There are no net payments reflected in the future minimum lease obligation as the leases are cancelable and there are no expected net payments due under the guarantees. At December 31, 2007, there was approximately $184 million of residual value guarantee relating to the Company's fleet and equipment leases. Approximately $67 million of this residual value is with a lessor that has exercised its option to terminate the lease effective August 2008. The fair value guarantee of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's obligations under the agreements. At December 31, 2007, the Company has recorded the estimated fair value of this guarantee (approximately $2.4 million) in the Consolidated Statements of Financial Position.

        The Company maintains lease facilities with banks totaling $68 million, which provide for the financing of branch properties to be leased by the Company. At December 31, 2007, approximately $68 million was funded under these facilities. Approximately $15 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of December 31, 2007. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At December 31, 2007, the Company's residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.1 million) in the Consolidated Statements of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

Notes to the Consolidated Financial Statements (Continued)

Note 10. Commitments and Contingencies (Continued)

        Certain of the Company's assets, including certain branch properties discussed above, a call center facility, and equipment, are leased under capital leases with approximately $26 million in remaining lease obligations as of December 31, 2007. Future lease payments under capital leases are approximately $2 million in 2008, $2 million in 2009, $17 million in 2010, $2 million in 2011, $1 million in 2012, and $2 million in 2013 and thereafter.

        In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, the Company does not expect these guarantees and indemnifications to have a material effect on the Company's business, financial condition, or results of operations.

        The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company has both self-insured retention limits and layers of excess insurance coverage above such self-insured retention limits that is insured by third parties. The Company is required to pay all claims that fall below the retention limits. As of December 31, 2007 and 2006, the Company had total accrued self-insured claims of $159 million and $166 million, respectively. During the Successor period July 25, 2007 to December 31, 2007, the Predecessor period January 1, 2007 to July 24, 2007 and the Predecessor years ended December 31, 2006 and 2005, the Company recorded provision for claims totaling $21 million, $29 million, $53 million and $72 million, respectively, and the Company paid claims totaling $23 million, $33 million, $61 million and $60 million, respectively. The Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. The actuarially determined provision and related accrual include consideration of both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

        As part of the ARS and AMS sale agreements, the Company continues to be obligated to third parties with respect to operating leases for which the Company has been released as being the primary obligor, as well as certain real estate leased and operated by the buyers. The Company's obligations under these agreements may be limited in terms of time and or amount, and in some cases, the Company may have recourse against the buyers for any potential future payments made by the Company. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company's obligations related to these guarantees is not significant and no liability has been recorded.

        In addition, the Company has guarantees on certain bonds issued by the divested companies, primarily performance type bonds. The maximum payments the Company could be required to make if the buyers are unable to fulfill their obligations is approximately $9.4 million at December 31, 2007. All of the bonds are scheduled to expire in 2008, but may be extended depending on the completion of the related projects. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company's business, financial condition or results of operations.

        In the ordinary course of conducting its business activities, the Company becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability and employment actions as

Notes to the Consolidated Financial Statements (Continued)

Note 10. Commitments and Contingencies (Continued)

well as a small number of environmental proceedings. The Company does not expect any of these proceedings to have a material effect on the Company's business, financial condition, or results of operations.

Note 11. Related Party Transactions

        In connection with the Transactions, the Company paid the Equity Sponsors and certain affiliates thereof approximately $80 million in fees and expenses for financial and transaction structuring advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. The amount has been included in the purchase price of the Merger. Also in connection with the Transactions, the Company entered into a consulting agreement with CD&R under which CD&R will provide the Company with on-going consulting and management advisory services in exchange for a minimum annual management fee of $2 million. This fee is payable quarterly. The Company recorded management fees of $0.9 million for the Successor period July 25, 2007 to December 31, 2007. The consulting agreement also provides that CD&R will receive future fees in connection with certain subsequent financing and acquisition or disposition transactions.

Note 12. Employee Benefit Plans

        Effective January 2, 2007, the Company approved a new long-term incentive plan (the "LTIP") designed to reward certain employees based on the accumulated three year Company financial performance against pre-tax income and revenue goals. Pursuant to the LTIP, the awards will be paid out in cash at the end of a three year performance period. The costs of the awards are recognized over the performance period and are included in selling and administrative expense in the consolidated statements of operations. Compensation expense related to the LTIP was $3.4 million in 2007.

        Discretionary contributions to qualified profit sharing and non-qualified deferred compensation plans were made in the amount of $3.5 million for the period from July 25, 2007 through December 31, 2007, $5.8 million for the period from January 1, 2007 through July 24, 2007, $10.2 million for 2006 and $9.9 million for 2005. Under the Employee Share Purchase Plan, the Company contributed $0.2 million in the period from January 1, 2007 through July 24, 2007, $0.9 million in 2006 and $0.8 million in 2005. These funds defrayed part of the cost of the shares purchased by employees. The Employee Share Purchase Plan was terminated in conjunction with the Merger.

Note 13. Minority Interest Ownership

        On June 4, 2007, the minority equity interest in Terminix was converted into eight million shares of ServiceMaster common stock and the minority interest balance in the Consolidated Statements of Financial Position was reduced to zero. As a result of the Merger, the eight million shares of ServiceMaster common stock that were issued were converted into the right to receive $15.625 in cash per the Merger Consideration.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Long-Term Debt

        Long-term debt at December 31, 2007 and December 31, 2006 is summarized in the following table:

(In thousands)	Successor 2007	Predecessor 2006
Senior secured term loan facility maturing in 2014	$2,636,750	$—
Senior unsecured interim loan facility maturing in 2008	1,150,000	—
6.95% notes maturing in 2007	—	49,225
7.88% notes maturing in 2009	—	179,000
7.10% notes maturing in 2018(1)	59,772	79,473
7.45% notes maturing in 2027(1)	142,457	195,000
7.25% notes maturing in 2038(1)	58,206	82,650
Other	83,626	121,606
Less current portion	(53,564)	(21,144)

Total long-term debt	$4,077,247	$685,810

    (1)
    The decrease from the balance at December 31, 2006 reflects fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

        In connection with the completion of the Transactions, the Company (i) entered into the Senior Term Loan Facility, (ii) entered into a new $1.15 billion senior unsecured interim loan facility, (iii) entered into a new $500 million senior secured revolving credit facility, (the "Revolving Credit Facility") and (iv) entered into a new synthetic letter of credit facility in an aggregate principal amount of $150 million. Additionally, the Company repaid certain of its existing indebtedness, including the 2009 Notes. The 2009 Notes were called for redemption on the Closing Date and were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities described and defined below to repay at maturity the 2007 Notes. The debt issuance costs related to the Merger have been capitalized and these costs are being amortized to interest expense over the terms of the underlying debt instruments. The debt issue costs at December 31, 2006 of approximately $17 million have been reclassified to debt issuance costs from long-term debt to provide consistency with the 2007 presentation.

(a)   Term Facilities

        On the Closing Date, in connection with the completion of the Merger, Acquisition Co. entered into the Term Facilities. The rights and obligations of Acquisition Co. under the Term Facilities were assumed by ServiceMaster on the Closing Date of the Merger.

        The "Term Facilities" consist of (1) the Senior Term Loan Facility providing for term loans in an aggregate principal amount of $2.65 billion, and (2) a pre-funded synthetic letter of credit facility in an aggregate principal amount of $150 million. As of December 31, 2007, the Company had issued approximately $146 million of letters of credit, resulting in unused commitments under the synthetic letter of credit facility of approximately $4 million.

        The Term Facilities will mature on July 24, 2014. The interest rates applicable to the loans under the Term Facilities are based on a fluctuating rate of interest measured by reference to either,

Notes to the Consolidated Financial Statements (Continued)

Note 14. Long-Term Debt (Continued)

at ServiceMaster's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of December 31, 2007—2.75%), or (ii) an alternate base rate, plus a borrowing margin (as of December 31, 2007—1.75%). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Term Facilities agreement) for the previous fiscal quarter.

        In August 2007, the Company entered into three, 3-year interest rate swap agreements, effective September 4, 2007. The total notional amount of the agreements was $530 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 5.05% on the $530 million notional amount and the Company will receive a floating rate of interest (based on the one month LIBOR) on the notional amount. Therefore, the effective interest rate for $530 million of the term loans is fixed at approximately 7.80%, including the borrowing margin described above. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company's interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

(b)   Interim Loan Facility

        On the Closing Date, in connection with the completion of the Merger, Acquisition Co. entered into the Interim Loan Facility. The rights and obligations of Acquisition Co. under the Interim Loan Facility were assumed by ServiceMaster on the Closing Date of the Merger.

        The Interim Loan Facility will mature on July 24, 2008. On the maturity date (or at the election of the Company following the completion of a standard high yield road show after which no senior notes to refinance in whole or part the Interim Loan Facility loans were issued) outstanding amounts under the Interim Loan Facility shall be converted into 10.75%/11.50% senior toggle notes due 2015 ("Permanent Notes"). The Permanent Notes would be issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster would enter into a registration rights agreement to be dated the date of the issuance of the Permanent Notes, pursuant to which ServiceMaster will be required to file a shelf registration statement (or, at ServiceMaster's option, an exchange offer registration statement) with respect to the Permanent Notes.

        ServiceMaster may, at its option prior to the start of any interest period (three month interest period for loans under the Interim Loan Facility and six month interest period for Permanent Notes) through July 2011, elect to pay Cash Interest, PIK Interest, or 50% as Cash Interest and 50% as PIK Interest. All interest payments due through January 2008 were paid entirely as Cash Interest. The Company has elected to pay the interest for the next interest period due in April 2008 entirely as Cash Interest.

        The interest rates applicable to the loans under the Interim Loan Facility are based on a fluctuating rate of interest measured by reference to an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of December 31, 2007—4.50%) and, in the case of PIK Interest, an additional PIK margin of 0.75%. If the borrowings under the Interim Loan Facility are not repaid in whole within the six-month period following the Closing Date, the borrowing margin will increase by 0.50% per annum at the end of such six-month period and shall increase by an additional 0.50% per annum at the end of each three-month period thereafter until,

Notes to the Consolidated Financial Statements (Continued)

Note 14. Long-Term Debt (Continued)

but excluding, the maturity date, provided, however, that such interest rate shall not exceed 10.75% in the case of Cash Interest or 11.50% in the case of PIK Interest.

(c)   Revolving Credit Facility

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster entered into the Revolving Credit Facility. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit of up to a maximum aggregate principal amount of $500 million. The Revolving Credit Facility limits outstanding letters of credit to $75 million. There were no amounts outstanding under the Revolving Credit Facility on December 31, 2007.

        The final maturity date of the Revolving Credit Facility is July 24, 2013. The interest rates applicable to the loans under the Revolving Credit Facility will be based on a fluctuating rate of interest measured by reference to either, at the borrower's option, (1) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of December 31, 2007—2.75%), or (2) an alternate base rate, plus a borrowing margin (as of December 31, 2007—1.75%). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Revolving Credit Agreement) for the previous fiscal quarter.

        The agreements governing the Term Facilities, the Interim Loan Facility and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2007.

        Cash interest payments were $141 million from July 25 to December 31, 2007 (Successor), $27 million from January 1 to July 24, 2007 (Predecessor), $57 million in 2006 (Predecessor) and $57 million in 2005 (Predecessor). Future scheduled long-term debt payments are $54 million in 2008 (average rate of 6.4 percent), $43 million in 2009 (average rate of 6.4 percent), $54 million in 2010 (average rate of 6.9 percent), $34 million in 2011 (average rate of 6.9 percent) and $29 million in 2012 (average rate of 7.2 percent).

Note 15. Cash and Marketable Securities

        Cash, money market funds and certificates of deposits, with maturities of three months or less, are included in the Statements of Financial Position caption "Cash and Cash Equivalents." As of December 31, 2007 and 2006, the Company's investments consist primarily of domestic publicly traded debt of $131 million and $115 million, respectively and common equity securities of $131 million and $182 million, respectively.

        The aggregate market value of the Company's short-term and long-term investments in debt and equity securities was $262 million and $297 million and the aggregate cost basis was $255 million and $284 million at December 31, 2007 and 2006, respectively.

        Interest and dividend income received on cash and marketable securities was $12 million from July 25, 2007 to December 31, 2007 (Successor), $28 million from January 1, 2007 to July 24, 2007 (Predecessor), $26 million in 2006 (Predecessor), and $20 million in 2005 (Predecessor). Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of

Notes to the Consolidated Financial Statements (Continued)

Note 15. Cash and Marketable Securities (Continued)

investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The Company recorded an impairment charge of approximately $11 million ($7 million after-tax) due to other than temporary declines in the value of certain investments in the Successor period from July 25, 2007 to December 31, 2007. There were no significant similar impairments recorded in any of the predecessor periods. The unrealized gains in the investment portfolio were approximately $8 million and $18 million as of December 31, 2007 and 2006, respectively. Unrealized losses were approximately $1 million and $3 million as of December 31, 2007 and 2006, respectively. There were no unrealized losses older than one year at December 31, 2007. The portion of unrealized losses older than one year at December 31 2006 was less than $2 million. The aggregate fair value of the investments with unrealized losses totaled $20 million and $109 million at December 31, 2007 and 2006, respectively, and consist primarily of corporate bonds and common equity securities.

Note 16. Receivable Sales

        The Company has an agreement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen LawnCare and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding Company LLC. ServiceMaster Funding Company LLC has entered into an agreement pursuant to which it may transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding Company LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During 2007, 2006 and 2005, there were no receivables sold to third parties under this agreement. However, the Company may sell its receivables in the future which would provide an alternative funding source. The agreement is a 364-day facility that is renewable at the option of ServiceMaster Funding Company LLC, with a final termination date of July 17, 2012. The Company may sell up to $70 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and will, at times, limit the amount available to the Company.

Note 17. Comprehensive Income

        Comprehensive income, which encompasses net income, unrealized gains/(losses) on marketable securities, unrealized gains/(losses) on derivative instruments and the effect of foreign

Notes to the Consolidated Financial Statements (Continued)

Note 17. Comprehensive Income (Continued)

currency translation is disclosed in the Statements of Shareholders' Equity. The following table summarizes the activity in other comprehensive income and the related tax effects.

	Successor	Predecessor
(In thousands)	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Net unrealized gains/(losses) on securities:
Unrealized gains(1)	$4,390	$10,009	$$13,673	$2,216
Reclassification adjustment for net gains realized(2)	246	(12,502)	(8,446)	(6,299)

Net unrealized gains/(losses) on securities	4,636	(2,493)	5,227	(4,083)

Net unrealized gains/(losses) on derivative instruments:
Unrealized gains/(losses)(3)	(10,614)	1,897	(1,452)	5,973
Reclassification adjustment for net gains realized(4)	159	837	(1,600)	(4,078)

Net unrealized gains/(losses) on derivative instruments	(10,455)	2,734	(3,052)	1,895

Foreign currency translation	1,473	1,747	746	(1,419)

Other comprehensive income (loss)	$(4,346)	$1,988	$2,921	$(3,607)

(1)
Net of tax effect of ($2.3) million from July 25, 2007 to December 31, 2007, ($5.1) million from January 1, 2007 to July 24, 2007, ($7.1) million in 2006 and ($1.1) million in 2005.

(2)
Net of tax effect of ($0.1) million from July 25, 2007 to December 31, 2007, $7.3 million from January 1, 2007 to July 24, 2007, $4.9 million in 2006 and $3.8 million in 2005.

(3)
Net of tax effect of $7.1 million from July 25, 2007 to December 31, 2007, ($1.3) million from January 1, 2007 to July 24, 2007, $1.0 million in 2006 and ($4.0) million in 2005.

(4)
Net of tax effect of ($0.1) million from July 25, 2007 to December 31, 2007, ($0.6) million from January 1, 2007 to July 24, 2007, $1.1 million in 2006 and $2.7 million in 2005.

        Accumulated comprehensive income included the following components as of December 31:

	Successor	Predecessor
(In thousands)
	2007	2006
Net unrealized gains on securities, net of tax	$4,636	$9,012
Net unrealized gains on derivative instruments, net of tax	(10,455)	(2,213)
Foreign currency translation	1,473	3,319

Total	$(4,346)	$10,118

Notes to the Consolidated Financial Statements (Continued)

Note 18. Capital Stock

        Effective July 24, 2007 upon completion of the Merger, the Certificate of Incorporation of the Company was amended to provide for the authorization of 1,000 shares of common stock to replace the previously authorized, issued and outstanding common stock. As a result of the Merger, CDRSVM Holding, Inc. holds 1,000 shares of the Company's common stock, which represents all of the authorized and issued common stock.

Note 19. Stock-Based Compensation

Successor

        On November 20, 2007, the board of directors of Holdings adopted the ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the sale of shares of Holdings stock to ServiceMaster's executive officers, other key employees and directors as well as the grant of deferred share units and options to purchase shares of Holdings to those individuals. The board of directors of Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and determines the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 12,445,000 shares of Holdings stock are reserved for issuance under the Stock Incentive Plan. Holdings currently intends to satisfy any need for shares of common stock of Holdings associated with the exercise of options issued under the Stock Incentive Plan through those new shares reserved for issuance.

        All option grants under the Stock Incentive Plan will be non-qualified options with a per-share exercise price no less than the fair market value of one share of Holdings stock on the grant date. Any stock options granted will generally have a term of ten years and vesting will be subject to an employee's continued employment. The board of directors of Holdings, or a committee designated by it, may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Holdings experiences a change in control (as defined in the Stock Incentive Plan) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee's death or disability (as defined in the Stock Incentive Plan). Upon a termination for cause (as defined in the Stock Incentive Plan), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earliest of the expiration of their term or three months following termination of employment (one year in the case of death, disability or retirement at normal retirement age).

        Unless sooner terminated by the board of directors of Holdings, the Stock Incentive Plan will remain in effect until November 20, 2017.

        On December 19, 2007, Holdings completed an equity offering to certain executive officers and key employees pursuant to the Stock Incentive Plan. The shares sold and options granted to employees in connection with this equity offering are subject to and governed by the terms of the Stock Incentive Plan. In connection with this offering, Holdings sold 1,416,870 shares of common stock at a purchase price of $10.00 per share and sold 576,668 deferred share units ("DSUs") at a purchase price of $10.00 per DSU. DSUs represent a right to receive a share of common stock in the future. Holdings also granted options to purchase 3,937,076 additional shares of common stock at an exercise price of $10.00 per share in connection with this equity offering. In addition, Holdings granted ServiceMaster's executive officers and key employees options to purchase an additional 5,332,125 shares of Holdings common stock at an exercise price of $10.00 per share. These

Notes to the Consolidated Financial Statements (Continued)

Note 19. Stock-Based Compensation (Continued)

options are subject to and governed by the terms of the Stock Incentive Plan. The $10.00 per share purchase price and exercise price was based on the determination by the board of directors of Holdings of the fair market value of the common stock of Holdings as of the purchase/grant date.

        All options granted in 2007 will vest in four equal annual installments, subject to an employee's continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. The options will be accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the Stock Incentive Plan is pushed down from Holdings and recorded in the financial statements of ServiceMaster.

        The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Expected volatility is based on actual historical experience of the predecessor Company's publicly traded stock. The expected life represents the period of time that options granted are expected to be outstanding and is estimated based on actual historical experience of the predecessor Company's stock options and expected future exercise and forfeiture activity related to the successor Company's stock options. The risk-free interest rate is based on the U.S. Treasury security with terms similar to the expected life of the options as of the grant date.

Assumption	Jul. 25, to Dec. 31, 2007
Expected volatility	25.1%
Expected dividend yield	0.0%
Expected life (in years)	6.0
Risk-free interest rate	3.56%

        The weighted-average grant-date fair value of the options granted in the period from July 25 to December 31, 2007 was $3.27 per option. The Company has applied a forfeiture assumption of 3.5% per annum in the recognition of the expense related to these options.

        A summary of option activity under the Stock Incentive Plan as of December 31, 2007 is presented below. All of the outstanding options are non-vested and not exercisable.

	Stock Options	Weighted Avg. Exercise Price	Remaining Contractual Term (in years)
Total outstanding, July 25, 2007
Granted to employees	9,269,201	$10.00
Exercised	—
Terminated or resigned	—

Total outstanding, December 31, 2007	9,269,201	$10.00	10.0
Total exercisable, December 31, 2007	—

        During the successor period from July 25 to December 31, 2007, we recognized compensation cost of approximately $0.3 million ($0.2 million, net of tax), and, as of December 31, 2007, there was approximately $27.5 million of total unrecognized compensation cost related to non-vested stock options granted by Holdings under the Stock Incentive Plan. These remaining costs are

Notes to the Consolidated Financial Statements (Continued)

Note 19. Stock-Based Compensation (Continued)

expected to be recognized over the remaining 4.0 years of the four-year requisite service period that began on the grant date.

Predecessor

        The Company maintained a shareholder approved incentive plan that allowed for the issuance of equity-based compensation awards, including stock options, stock appreciation rights, share grants, restricted stock awards and restricted stock unit awards ("Share Plan"). The Share Plan was terminated upon the consummation of the Merger.

        The Company's stock options and stock appreciation rights are collectively referred to as "options." During the period from January 1 to July 24, 2007 and the years ended December 31, 2006 and 2005, the Company recognized pretax option expense of approximately $1.7 million, $6.7 million and $3.8 million, respectively, and the Company recognized related tax benefits of $0.7 million, $2.7 million and $1.5 million, respectively.

        During the period from January 1 to July 24, 2007 and the years ended December 31, 2006 and 2005, the Company recognized total pretax share grant and restricted stock compensation expense of approximately $1.7 million, $4.1 million and $4.8 million, respectively, and the Company recognized related tax benefits of $0.7 million, $1.6 million and $1.9 million, respectively.

        The Company did not issue stock options, stock appreciation rights, share grants, restricted stock awards or restricted stock unit awards during the Predecessor period from January 1 to July 24, 2007. Due to provisions in the Share Plan that allowed for the cash settlement of equity awards upon a change in control of the Company, the Company recorded a charge of $46 million pretax for the reclassification of the awards from equity awards to liability awards. Additionally, the Merger resulted in the accelerated vesting of previously unvested equity awards, for which the Company recorded a charge of $12 million pretax. These charges were not included in the statements of operations of the Predecessor or Successor, rather they were reflected as a cost of the Merger.

Note 20. Subsequent Events

        In February 2008, the Company entered into two, 3-year interest rate swap agreements and one 4-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the 3-year agreements was $250 million and the total notional amount of the 4-year swap agreement was $250 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.15% on the $250 million notional amount of 3-year swap agreements and 3.48% on the 4-year swap agreement. The Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, the effective interest rate for $500 million of the term loans is fixed at a rate between 5.90% and 6.23%, including the borrowing margin described in Note 14. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", these interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments will be recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of The ServiceMaster Company
Memphis, Tennessee

        We have audited the accompanying consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2007 (Successor Company) and December 31, 2006 (Predecessor Company), and the related consolidated statements of operations, shareholders' equity and cash flows for the period January 1, 2007 through July 24, 2007 (Predecessor Company), the period July 25, 2007 through December 31, 2007 (Successor Company), and the years ended December 31, 2006 and 2005 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The ServiceMaster Company as of December 31, 2007 (Successor Company) and December 31, 2006 (Predecessor Company), and the results of their operations and their cash flows for the period January 1, 2007 through July 24, 2007 (Predecessor Company), the period July 25, 2007 through December 31, 2007 (Successor Company), and the years ended December 31, 2006 and 2005 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective July 24, 2007, the Company merged with CDRSVM Acquisition Co., Inc. (the "Merger") and all of the outstanding stock of the Company was acquired by ServiceMaster Global Holdings, Inc. in a business combination accounted for as a purchase. As a result of the consummation of the Merger, the consolidated financial statements for the period after July 24, 2007 are presented on a different basis than that for periods before July 25, 2007, as a result of the application of purchase accounting as of July 25, 2007 and, therefore, are not comparable to prior periods.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 19, 2008

Quarterly Operating Results (Unaudited)

        Quarterly operating results for the last three years in revenue, gross profit, income from continuing operations, income from discontinued operations and net income are shown in the table below. As discussed in the "Interim Reporting" section in the Significant Accounting Policies, for interim accounting purposes, TruGreen LawnCare and other business segments of the Company incur pre-season advertising costs. In addition, TruGreen LawnCare incurs costs related to annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized as expense in proportion to revenue over the balance of the year. Full year results are not affected.

	Successor	Predecessor
(In thousands)	July 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to July 24, 2007	2006	2005
Continuing Operations:
Operating Revenue:
First Quarter		$673,495	$651,290	$623,760
Second Quarter		1,008,737	992,324	970,627
Third Quarter(1)	$690,625	252,158	942,324	925,492
Fourth Quarter	731,733		746,765	719,599

	$1,422,358	$1,934,390	$3,332,703	$3,239,478

Gross Profit:
First Quarter		$230,145	$223,673	$209,889
Second Quarter		418,228	401,346	400,303
Third Quarter(1)	$270,098	89,755	362,118	362,573
Fourth Quarter	253,759		263,466	254,735

	$523,857	$738,128	$1,250,603	$1,227,500

Income (Loss) from Continuing Operations:(2)
First Quarter		$10,048	$11,705	$11,036
Second Quarter		90,252	73,857	75,391
Third Quarter(1)	$(14,778)	(14,611)	60,810	70,172
Fourth Quarter(3)	(81,534)		38,912	23,962

	$(96,312)	$85,689	$185,284	$180,561

Income (Loss) from Discontinued Operations:
First Quarter		$(1,499)	$(26,018)	$(464)
Second Quarter		(1,621)	3,289	4,410
Third Quarter(1)	$(2,591)	(1,468)	7,160	11,415
Fourth Quarter(3)	(24,617)		(16)	3,003

	$(27,208)	$(4,588)	$(15,585)	$18,364

Net Income:(2)
First Quarter		$8,549	$(14,313)	$10,572
Second Quarter		88,631	77,146	79,801
Third Quarter(1)	$(17,369)	(16,079)	67,970	81,587
Fourth Quarter(3)	(106,151)		38,896	26,965

	$(123,520)	$81,101	$169,699	$198,925

N/M = Not meaningful

(1)
For the Successor period, the third quarter is made up of the period from July 25, 2007 to September 30, 2007. For the 2007 Predecessor period, the third quarter is made up of the period from July 1, 2007 to July 24, 2007.

(2)
The 2007 results include restructuring charges for severance, as well as costs associated with Fast Forward, and payments for employee retention and severance related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois.

  The 2006 results include restructuring charges for severance, as well as costs associated with Project Accelerate, and accruals for employee retention and severance to be paid in future periods that are related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The after-tax impact of the restructuring charges includes the benefit of state tax incentives granted to the Company as a result of its decision to consolidate its corporate headquarters in Memphis, Tennessee.

        The table below summarizes the quarterly impacts of the restructuring charges.

	2007
($ in millions)	First Quarter	Second Quarter	July 1, 2007 to July 24, 2007	Predecessor Period	July 25, 2007 to Dec. 31, 2007	Fourth Quarter	Successor Period
Pretax	$(7.1)	$(8.3)	$(1.5)	$(16.9)	$(8.2)	$(17.8)	$(26.0)
After-tax	(4.4)	(5.1)	(1.2)	(10.7)	(5.2)	(10.7)	(15.9)

	2006
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Pretax	$(3.5)	$(6.3)	$(0.9)	$(10.9)	$(21.6)
After-tax	(2.2)	(3.8)	(0.5)	(0.4)	(6.9)
(3)
In the fourth quarter of 2006, the Company recorded a reduction in income tax expense of $7 million resulting from the resolution of state tax items relating to a prior non-recurring transaction.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

        Effectiveness of Disclosure Controls and Procedures.    ServiceMaster's Chief Executive Officer, J. Patrick Spainhour, and ServiceMaster's Senior Vice President and Chief Financial Officer, Steven J. Martin, have evaluated ServiceMaster's disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. ServiceMaster's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Memphis, Tennessee. Messrs. Spainhour and Martin have concluded that both the design and operation of ServiceMaster's disclosure controls and procedures are effective.

        Management's Report on Internal Control over Financial Reporting.    The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. This attestation report is included in Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    No change in ServiceMaster's internal control over financial reporting occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, ServiceMaster's internal control over financial reporting.

        Management Certifications.    The Company has filed, as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2007, the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The Board of Directors is responsible for reviewing the qualifications of nominees for membership on the Board. Consideration of Board candidates typically involves a series of internal discussions and review of information concerning candidates.

        The Board does not have an audit committee or an audit committee financial expert.

DIRECTORS

Name	Age	Principal Occupation	Director Since
Kenneth A. Giuriceo	34	Principal, Clayton, Dubilier & Rice, Inc.	2007
David H. Wasserman	41	Principal, Clayton, Dubilier & Rice, Inc.	2007

        Mr. Giuriceo joined CD&R in 2003. Prior to joining CD&R, Mr. Giuriceo worked in the principal investment area of Goldman, Sachs & Co. Mr. Giuriceo earned a B.S. from Boston College and an M.B.A. from Harvard Business School.

        Mr. Wasserman has been with CD&R for ten years. He is currently a director of Culligan Ltd., Hertz Global Holdings, Inc., and ICO Global Communications (Holdings) Limited. Previously, he served on the board of Kinko's, Inc. and Convansys Company. Before joining CD&R, Mr. Wasserman worked in the principal investment area at Goldman, Sachs & Co. and as a management consultant at Monitor Company. He is a graduate of Amherst College and holds an M.B.A. from Harvard Business School.

EXECUTIVE OFFICERS OF SERVICEMASTER

        The names and ages of the executive officers of ServiceMaster as of March 14, 2008, together with certain biographical information, are as follows:

Name	Age	Present Positions	First Became an Officer
J. Patrick Spainhour	57	Chief Executive Officer	2006
Steven J. Martin	44	Senior Vice President and Chief Financial Officer	2000
Greerson G. McMullen	45	Senior Vice President and General Counsel	2007
Lisa V. Goettel	44	Senior Vice President, Human Resources	2002
David W. Martin	43	Senior Vice President and Corporate Controller	2005
Mark W. Peterson	53	Senior Vice President and Corporate Treasurer	2007
Dan J. Marks	43	Chief Information Officer	1994
Peter L. Tosches	42	Vice President, Corporate Communications	2007
Richard A. Ascolese	54	President and Chief Operating Officer, TruGreen LandCare	1997
Thomas G. Brackett	41	President and Chief Operating Officer, Terminix International	1997
David J. Crawford	50	President and Chief Operating Officer, American Home Shield	2005
David J. Demos	54	President and Chief Operating Officer, InStar Services Group	2003
Laura J. Hendricks	45	President and Chief Operating Officer, Merry Maids	2007
Michael M. Isakson	54	President and Chief Operating Officer, ServiceMaster Clean, Furniture Medic and AmeriSpec	1992
Dennis R. Sutton	53	President and Chief Operating Officer, TruGreen LawnCare	1994

        J. Patrick Spainhour has served as Chairman and Chief Executive Officer since May 2006. He served as Chairman and Chief Executive Officer of Ann Taylor Stores Corporation from 1996 to 2005.

        Steven J. Martin has served as Chief Financial Officer since November 2007. He served as Senior Vice President and Chief Financial Officer of TruGreen LawnCare from September 2003 to November 2007. Mr. Martin served as Senior Vice President and Chief Financial Officer of TruGreen Companies from December 2000 to September 2003.

        Greerson G. McMullen has served as Senior Vice President and General Counsel of ServiceMaster since August 2007. From October 2005 to May 2007, Mr. McMullen worked at CNL Hotels & Resorts, where he served as Senior Vice President, General Counsel and Secretary

and Executive Vice President, General Counsel and Secretary. From July 2004 to September 2005, Mr. McMullen served as Executive Vice President, General Counsel and Secretary of Global Signal. Prior to joining Global Signal, Mr. McMullen worked for General Electric Company from 1996 to 2004, where he served in various roles, including General Counsel and Attesting Secretary of GE Power Control Technologies and Senior Vice President and General Counsel of GE Fanuc Automation N.A.

        Lisa V. Goettel has served as Senior Vice President, Human Resources since December 2004. From June 2002 to December 2004, Ms. Goettel served as Vice President, Human Resources of The TruGreen Companies. She served as a human resources consultant from May 2001 to May 2002.

        David W. Martin has served as Senior Vice President and Corporate Controller since November 2007. He served as Vice President and Chief Financial Officer of Terminix from March 2006 to October 2007, and Vice President and Financial Controller of Terminix from April 2005 to February 2006. Prior to joining Terminix, Mr. Martin served as Audit Partner of Grant Thornton from January 2003 to March 2005.

        Mark W. Peterson has served as Senior Vice President and Corporate Treasurer since November 2007. Prior to joining ServiceMaster, Mr. Peterson served as Treasurer of Cincinnati Bell from March 1999 to November 2007.

        Dan J. Marks has served as Senior Vice President and Chief Information Officer since August 2007. He served as Senior Vice President and Chief Information Officer for American Home Shield from October 1994 to August 2007.

        Peter L. Tosches has served as Vice President, Corporate Communications since December 2007. Prior to joining ServiceMaster, Mr. Tosches served as Vice President, Corporate Communications of Mars from August 2005 to August 2007, Vice President of Corporate Communications of Cendant from February 2005 to March 2005, and Vice President, Corporate Communications of General Electric from April 1997 to February 2005.

        Richard A. Ascolese has served as President and Chief Operating Officer of TruGreen LandCare since September 2005. He served as Chief Operating Officer, TruGreen LandCare from November 2004 to September 2005. Mr. Ascolese served as Executive Vice President of American Home Shield from January 1997 to November 2004.

        Thomas G. Brackett has served as President and Chief Operating Officer of Terminix International since December 2006. He served as Chief Operating Officer of Terminix from January 2005 to December 2006, and served as Division Vice President of Terminix from December 1997 to January 2005.

        David J. Crawford has served as President and Chief Operating Officer of American Home Shield since March 2006. Mr. Crawford served as Senior Vice President, Sales of American Home Shield from January 2005 to February 2006, and served as Vice President, Real Estate Sales of American Home Shield from June 1994 to December 2004. He served as President of AmeriSpec from February 2006 to December 2006.

        David J. Demos has served as President and Chief Operating Officer of InStar Services Group since August 2002.

        Laura J. Hendricks has served as President and Chief Operating Officer of Merry Maids since December 2007. Prior to joining ServiceMaster, Ms. Hendricks served as Vice President, Supply Chain of Cintas from January 2005 to December 2007, and served as Region Business Director of Cintas from September 2000 to January 2005.

        Michael M. Isakson has served as President and Chief Operating Officer of ServiceMaster Clean since August 1995. He has served as President and Chief Operating Officer of Furniture Medic and AmeriSpec since January 2007. He served as President of Merry Maids from August 1992 to September 1998.

        Dennis R. Sutton has served as President and Chief Operating Officer of TruGreen LawnCare since November 2004. Mr. Sutton served as Senior Vice President, TruGreen LawnCare from July 2004 to November 2004. He served as Division Vice President, TruGreen LawnCare from August 1994 to July 2004.

FINANCIAL CODE OF ETHICS

        ServiceMaster has a Financial Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Controller, or persons performing similar functions, and other designated officers and employees, including the Chief Financial Officer of each ServiceMaster business unit and the Treasurer. ServiceMaster also has a Code of Conduct that applies to directors, officers and employees. The Financial Code of Ethics and Code of Conduct each address matters such as conflicts of interest, confidentiality, fair dealing and compliance with laws and regulations. Copies of the Financial Code of Ethics and the Code of Conduct are available on ServiceMaster's website at http://www.svm.com and are also available in print to any person who requests it by writing to the Corporate Secretary at the following address: The ServiceMaster Company, 860 Ridge Lake Boulevard, Memphis, Tennessee 38120.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        This section provides information regarding the material elements of our 2007 compensation program for our principal executive officer, principal financial officers, the three most highly-compensated executive officers other than the principal executive officer and principal financial officers, and two executive officers whose employment terminated in 2007 ("NEOs"). Until July 24, 2007, the Compensation and Leadership Development Committee of our Board of Directors (the "Committee") oversaw the design and administration of our executive compensation program with the assistance of Frederic W. Cook & Company Inc. ("Cook"), an independent consulting firm retained by the Committee. The Committee requested that Cook examine compensation-related presentations, data and research prepared by the Company to be reviewed and discussed at Committee meetings, and to attend such meetings, for the purpose of providing the Committee critical advice on such materials and discussions.

        On July 24, 2007 the Merger was completed. At the time of the Merger, the structure and composition of our Board of Directors changed. Our compensation program is now administered by our Board of Directors, with the exception of the ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the "MSIP") under which our NEOs are eligible to receive equity in Holdings, which is administered by Holdings. The material elements of our 2007 compensation program, with the exception of the MSIP, were put in place by the Committee prior to the Merger.

        Below is a timeline of material changes in compensation during 2006 - 2007 and a brief overview for 2008.

2006	•	March: The Committee undertook a compensation program market review resulting in a shift in focus from short-term annual compensation to long-term, performance based compensation in support of longer, more sustainable Company performance goals.
	•	November: The Company announced the pursuit of strategic alternatives to include the possibility of a change in ownership which would ultimately become the Merger, and delayed approvals of 2007 compensation plan changes.

2007	•	March: With the Merger pending, the Committee approved annual bonus plans (as defined below) unchanged for 2007, the suspension of annual equity stock-based awards, and a shift to performance-based long-term cash incentives through a new 2007 Long Term Incentive Plan ("LTIP").
	•	July: The Merger closed and new owners agreed to continue the current cash compensation programs for 2007; equity awards outstanding at the time of the Merger, whether or not vested, were cancelled in exchange for cash payments based on the Merger price.

2008	•	The Company's compensation plan will include market based increases to base salary, if appropriate, and market based reductions in annual bonus plan targets including the elimination of the Corporate Performance Plan ("CPP") (with a one time bridge bonus to soften the impact of the annual bonus plan reductions). 2008 will be the first full year of operation under the new MSIP.

Philosophy and Objectives of Our Compensation Program

  Executive Compensation Philosophy

        ServiceMaster's compensation plans for executive officers are designed to:

  •
  attract, motivate and retain highly qualified executives;

  •
  align the interests of executive officers with those of ownership through the use of equity-based incentive awards that link a significant portion of compensation to increasing company value; and

  •
  link pay and performance by placing a significant portion of compensation at risk and subject to the achievement of financial goals and other critical performance criteria.

        The objectives of our compensation program for our NEOs include ensuring alignment between performance achieved and compensation rewarded, and motivating achievement of both annual goals and sustainable long-term performance. To meet these objectives, the Committee considered objective and subjective factors in structuring the compensation program for executive officers. These factors included competitive pay practices (carrying the heaviest weighting), then individual performance and potential, internal compensation comparisons and lastly a consideration for historical compensation levels. This weighting is used first to determine competitive pay practices in the design of variable pay (with the assistance of peer group data), such that upper quartile performance would be rewarded in a manner commensurate with upper quartile rewards for individuals. Internal comparisons, while an important factor in compensation, were viewed as more of a subset of the first two factors than its own overriding factor. Historical compensation levels were reviewed; however, these factors were not viewed as critically as the others, as they are considered more of a reference point than a determining factor. Competitive pay practices are collected from market data for base salary, bonus, long-term incentives and total compensation.

        During 2006, ServiceMaster engaged Hewitt Associates ("Hewitt") to conduct a total market review to determine whether our compensation program was competitive and aligned appropriately. Companies used for executive compensation pay comparison included a broad group of companies similar in size to ServiceMaster. We developed a peer group consisting of 69 diversified or service, retail and manufacturing companies with revenues ranging from one-half to two times our revenues. The decision to set the range for establishing the peer group at one-half to two times our revenues was made on Hewitt's recommendation due to our diversified business model. As the size of our peer group is in part a function of the breadth of our businesses, we felt it necessary, in developing the peer group, to include companies that operate in each of the major sectors in which we operate businesses. The companies in our peer group were:

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

        The Company used survey data on this new peer group in order to: (i) approve the base pay and total compensation targets for 2007 for the CEO and other NEOs, which was done on February 22, 2007 and (ii) determine the increases in salary effective for 2007 for Mr. Mrozek upon his promotion to Vice Chairman, effective as of November 1, 2006. The peer group survey data contained the 25th percentile, 50th percentile, 75th percentile and average Base, Bonus, Long-term, and Total Compensation for the peer group's equivalent executive officers to the NEOs. The peer group survey data was designed to be used in the review, benchmarking and recommendation to the Committee of all elements of compensation for the NEOs, with the exception of the MSIP (as discussed below).

Role of Executive Officers in Compensation Decisions

        In early 2007, consistent with prior years, the Committee recommended to the full Board of Directors for approval the compensation of the Chairman and CEO, including base salary, annual bonus incentives and long-term incentives. The Chairman and CEO was not present during any discussions regarding his compensation. The Chairman and CEO also recommended to the Committee for approval the compensation of the remaining executive officers, including base salary, annual bonus incentives and long-term incentives. Historically, the Committee, when determining compensation of the Chairman and CEO, and when determining compensation of the remaining executive officers, arrived at recommendations for compensation after considering objective and subjective factors as described above in the objectives of our compensation programs.

Departure of Key Executives

        ServiceMaster entered into agreements with Messrs. Mrozek, Engel, Kaput and Cromie providing for severance to be paid upon their departures. Pursuant to the agreements, each received a lump sum amount of severance and prorated bonuses under ServiceMaster's Annual Bonus Plan and Corporate Performance Plan, subject to withholding and other deductions. Each will also be entitled to receive a gross-up payment in the event that any payment received related to terminations and the change in control is subject to excise tax and interest and/or penalties related thereto.

        The table below describes the impact of the change in control severance agreements on 2007 compensation and the respective separation dates.

	Separation Date	2007 Bonus ABP	2007 Bonus CPP	2007 LTIP	MSIP

Ernest J. Mrozek	02/29/2008	Paid on actual results	Paid on actual results	Forfeited upon termination	Not participating

Mitchell T. Engel	12/31/2007	Paid at target	Paid at target	Not participating	Not participating

Jim L. Kaput	10/31/2007	Paid at prorated target	Paid at prorated target	Not participating	Not participating

Scott J. Cromie	08/31/2007	Paid at prorated target	Paid at prorated target	Forfeited upon termination	Not participating

        Details concerning the change in control severance agreements are further discussed under "Potential Payments upon Termination or Change-in-Control."

The Elements of Our Compensation Program

        The following section describes the elements of our 2007 compensation program for NEOs, together with a discussion of what each element was designed to reward and why the Company chose to include each element in our compensation program.

  Executive Officer Compensation Components

        For 2007, the compensation package for executive officers consisted primarily of the following components:

        Pre-Acquisition:

  •
  Annual Cash Compensation—

  •
  salary;

  •
  incentive compensation under our Annual Bonus Plan ("ABP"); and

  •
  incentive compensation under our CPP.

  •
  Long-term Cash Compensation:

  •
  incentive compensation under our LTIP.

        In addition, Post-Acquisition:

  •
  Long-term Equity Compensation—

  •
  incentive compensation under the MSIP

  Total Compensation

        Total compensation is designed to support our executive compensation philosophy and is comprised of both annual and long-term compensation. Differences in total compensation generally reflect the length of time that particular NEOs have served in their roles and the relevant experience and expertise of each NEO. ServiceMaster has historically focused on short term incentives to drive annual performance in support of the overall strategic direction set by the Board. With the introduction of a new three year business plan beginning in 2007, ServiceMaster began to shift its focus to more sustainable long-term results. Consistent with this shift in business strategy, the Company introduced the LTIP, a new cash-based incentive plan that is variable and based on performance over a three-year plan period. The following describes the compensation mix for our NEOs who participate in the LTIP:

2007 Total Compensation Mix for LTIP Participants(1)

	% of Total Compensation		% of Total Compensation

Name(7)	Fixed %(2)	Variable %(3)	Annual %(4)	Long-Term %(5)

J. Patrick Spainhour(6)	21%	79%	42%	58%

Ernest J. Mrozek	25%	75%	73%	27%

Steven J. Martin	35%	65%	85%	15%

Dennis R. Sutton	35%	65%	85%	15%

Michael M. Isakson	32%	68%	82%	18%

Scott J. Cromie	30%	70%	79%	21%

Average	26%	74%	65%	35%

(1)
For the purpose of representing the 2007 Total Compensation Mix, the MSIP grant occurring on 12/17/2007 was not included.

(2)
Fixed consists of base salary.

(3)
Variable consists of performance based awards under the ABP, CPP and LTIP (assuming target or plan achievement).

(4)
Annual consists of base salary and awards under the ABP and CPP (assuming target or plan achievement).

(5)
Long-Term consists of grants of LTIP units (assuming target or plan achievement).

(6)
Mr. Spainhour has a larger percentage attached to Long-Term as he was hired during the Committee's consideration of the shift to long-term awards.

(7)
Due to their separation agreements related to the consolidation of our offices in Memphis, Messrs. Kaput and Engel were not included in ServiceMaster's 2007 long-term compensation plans and are therefore excluded from this table. See "Potential Payments Upon Termination of Change in Control" for information regarding these agreements.

  Annual Cash Compensation

        Our 2007 compensation program for NEOs was designed to shift focus to long-term results through performance based long-term awards. This resulted in approximately 2/3rds of total target compensation being delivered in the form of annual compensation. Annual compensation was paid in the form of base salary and bonuses under our two annual performance-based non-equity incentive plans, the ABP and CPP. Salary is included in the compensation package because we determined that an appropriate portion of NEO compensation should be fixed and, therefore, not subject to the attainment of performance targets. Performance-based annual cash bonuses were included in the 2007 compensation package because they motivate our NEOs to pursue the annual performance targets the Committee believed were consistent with the overall strategic direction the Board of Directors set for our Company. The components comprising the annual cash portion of total compensation are described below.

        Salary. Base salaries for NEOs for 2007 were fixed by the Committee at its meeting on February 22, 2007, to be effective January 1, 2007. Increases or decreases in salary on a year-over-year basis are dependent on competitive pay practices (carrying the heaviest weighting), then individual performance and potential, internal compensation equity, and lastly a consideration for historical compensation levels. For 2007, the Committee approved an overall 3% salary increase. Following such increases, base salary comprised 27% of total target compensation of all NEOs. Both the overall base increase percentage and the percentage of total target compensation are consistent with median market data. In some cases, an individual salary was adjusted more or less than 3% to reflect market data or individual performance.

  2007 Salary Increase Table

	Increase %	New Salary	Basis for Increase	Committee Approval	Effective Date

J. Patrick Spainhour	New Hire	$900,000	Made permanent Chairman and CEO	07/20/2006	7/1/2006

Ernest J. Mrozek	8.5%	$667,080	Promotion to Vice Chairman	10/26/2006	11/1/2006

Steven J. Martin	5.0%	$276,150	Merit adjustment for individual performance	N/A	1/1/2007
	26.7%	$350,000	Promotion to CFO	11/14/2007	11/15/2007

Mitchell T. Engel	2.5%	$457,150	Merit adjustment for individual performance	2/22/2007	1/1/2007

Dennis R. Sutton	4.0%	$390,000	Market adjustment and for individual performance	2/22/2007	1/1/2007

Michael M. Isakson	8.1%	$280,000	Market adjustment and for individual performance	N/A	1/1/2007
	3.2%	$289,000	Adjustment for expiration of vehicle lease	N/A	8/1/2007
	6.9%	$309,000	Market adjustment	N/A	9/1/2007

Jim L. Kaput	2.5%	$435,625	Merit adjustment for individual performance	2/22/2007	1/1/2007

Scott J. Cromie	3.0%	$412,000	Merit adjustment for individual performance	2/22/2007	1/1/2007

        Annual Bonus Plans.    The Company had two cash bonus plans in 2007: the annual bonus plan ("ABP") and the corporate performance plan ("CPP"). These plans provide annual cash compensation to NEOs if performance targets set by the Committee were met. For 2008, our Board of Directors decided to eliminate the CPP and retain only one bonus plan going forward, the ABP, which will be tied to Company performance. This decision reflects a change in philosophy and elements of the compensation plan which, in conjunction with the MSIP, is designed to motivate sustainable long-term performance.

        For 2007, target bonuses under each plan were designed to reward attainment of short-term performance targets supporting the overall strategic direction the Board set for our Company. Individual target awards under each plan for 2007 were established by the Committee based on the recommendation of our CEO, after first considering external market data and then our total compensation review and historical compensation levels. Target award levels under each plan generally remained the same for 2007 compared to 2006 due to the potential acquisition of the Company at the time targets were set.

        The table below reflects the annual bonus plan targets for our NEOs for 2007.

	Target Bonus ABP %	Target Bonus ABP $	Target Bonus CPP

J. Patrick Spainhour	100%	$900,000	$0

Ernest J. Mrozek	100%	$667,080	$595,000

Steven J. Martin	100%	$285,381	$126,000

Mitchell T. Engel	100%	$457,150	$280,000

Dennis R. Sutton	100%	$390,000	$175,000

Michael M. Isakson	100%	$288,135	$157,500

Jim L Kaput	100%	$435,625	$280,000

Scott Cromie	100%	$412,000	$249,900

        The tables below describe information regarding the 2007 ABP, including the performance goals, the weight attached to each performance goal, the thresholds required for minimum payout and the payout as a percent of target bonus if the threshold, target or maximum performance is met. The performance goals and relative weighting reflect the Committee's objective of ensuring that a substantial amount of each NEO's total compensation is tied to company-wide, business unit and individual performance goals. In 2007, the Committee set pretax income, revenue, business unit pretax income and individual performance targets under the ABP based on management's business plan supporting the three year plan. Generally, the Committee set aggressive target payout levels consistent with the relative difficulty of achieving the budget performance levels set for the coming year. For the company-wide measures of pretax income and revenue, the Committee set threshold performance levels for 2007 at 90% of pretax and revenue targets. The maximum award was set at 110% of plan. Maximum payout reflects goals which can be attained only when business results are exceptional. In the past four years, the Company has exceeded target three times and fallen below target one time with performance well within the threshold and maximum in each year.

        Threshold is defined as the minimum performance required for any incentive payout and below which payout is zero ($0). Target is defined as the expected or planned performance at which payout is target (100%). Maximum is defined as the maximum performance to which payouts are increased and beyond which payouts are capped.

2007 Annual Bonus Plan (In thousands)		Pre-tax Income goals

Business Unit	Threshold (90% Plan)	Target (100% Plan)	Maximum (110% Plan)

TruGreen ChemLawn	$158,271	$175,857	$193,443

TruGreen LandCare	$(23,885)	$(21,714)	$(19,543)

Terminix	$131,390	$145,989	$160,588

Group—Branch Business	$265,776	$300,132	$334,488

American Home Shield	$86,056	$95,618	$105,180

ServiceMaster Clean	$45,732	$50,813	$55,894

InStar	$10,040	$11,155	$12,271

Merry Maids	$16,335	$18,150	$19,965

Group—Franchise Business	$158,163	175,736	193,310

ServiceMaster Overall	$264,685	$294,094	$323,503

2007 Annual Bonus Plan (In thousands)		Revenue goals

	Threshold (90% Plan)	Target (100% Plan)	Maximum (110% Plan)

ServiceMaster Overall	$3,289,633	$3,655,148	$4,020,662

2007 Corporate Performance Plan (In Thousands)		Pre-tax Income goal

	Threshold (80% Plan)	Target (100% Plan)	Maximum (120% Plan)

ServiceMaster Overall	$235,275	$294,094	$352,913

        ServiceMaster Overall Pre-tax income goal reflects an adjustment to target for adjustments related to the Merger and resulting in corresponding adjustments to threshold and maximum.

2007 ABP Weighting

Participant(1)	Weighting	Threshold Required (% of target performance)		Scale = Payout (% of target bonus)(1)
J. Patrick Spainhour	80% ServiceMaster Pre-tax income	Pre-tax income	90%	Threshold = 50%
Ernest J. Mrozek	20% Revenue	Revenue	90%	Target = 100%
				Maximum = 120%
Dennis R. Sutton	50% TruGreen LawnCare Pre-tax income	Pre-tax income	90%	Threshold = 50%
Steven J. Martin	20% ServiceMaster Pre-tax income			Target = 100%
	30% Individual goals & objectives			Maximum = 120%
Michael M. Isakson	50% ServiceMaster Clean Pre-tax income	Pre-tax income	90%	Threshold = 50%
	20% ServiceMaster Pre-tax income			Target = 100%
	30% Individual goals & objectives			Maximum = 120%
Scott J. Cromie	60% Group Pre-tax income(2)	Pre-tax income	90%	Threshold = 50%
	40% ServiceMaster Pre-tax income			Target = 100%
				Maximum = 120%
(1)
Messrs. Engel, Kaput and Cromie were paid at target, prorated for their respective termination dates, under their change in control severance agreements. Messrs. Engel and Kaput did not have performance weighted measures; their change in control severance agreements provided that they would be paid 100% on Company results, and after the Merger they were paid at target subject to their change in control severance agreements. Weighting for Mr. Cromie was established at the beginning of the year before his separation was known.

(2)
"Group" included American Home Shield, AmeriSpec, ServiceMaster Clean, InStar, Merry Maids and Furniture Medic.

        The following table sets forth information regarding the 2007 performance under the ABP, including the percentage of performance target attained and the percentage of target bonus earned.

Participant(1)	Target % of Salary	% of Pre-tax Target Attained	% of Revenue Target Attained	% of Business Unit Pre-tax Income Target Attained	% of Individual Goals Attained	% of Target Bonus Earned

J. Patrick Spainhour	100%	107.3%	95.5%	N/A	N/A	107%

Ernest J. Mrozek	100%	107.3%	95.5%	N/A	N/A	107%

Steven J. Martin(2)	100%	107.3%	N/A	102%	105%	124%

Dennis R. Sutton	100%	107.3%	N/A	102%	112.3%	109%

Michael M. Isakson	100%	107.3%	N/A	104.4%	100%	107%

(1)
Messrs. Engel, Kaput and Cromie were paid at target, prorated for their respective termination dates, under their change in control severance agreements.

(2)
Mr. Martin's ABP award for 2007 included a one-time discretionary amount of $50,000 for his efforts on Fast Forward resulting in his larger percentage of Target Bonus Earned.

  CPP

        The sole performance goal under the 2007 CPP was ServiceMaster pre-tax income. The performance goal reflected the Committee's objective of ensuring that a substantial amount of each NEO's total compensation was tied to Company-wide performance independent of business unit and individual performance. As with the ABP, in 2007, the Committee set the pre-tax income performance target under the CPP based on management's three year business plan. The budget and business plan are considered aggressive by management and create a financial stretch goal for the Company. Generally, the Committee set the target level such that the relative difficulty of achieving the target level is consistent from year to year and in support of the overall strategic direction the Board set for our Company. The maximum award target reflects goals which can be attained only when business results are exceptional. In the past four years, the Company has met or exceeded target three times and fallen below target one time with performance well within the threshold and maximum in each year.

        The following table sets forth information regarding the 2007 CPP, including the target bonus and the amount of bonus earned based on achievement in 2007 of the respective ServiceMaster pre-tax income performance targets.

Participant(1)	Target Bonus	Bonus Earned	Percent Target Bonus Earned

J. Patrick Spainhour(2)	$0	$0	0%

Ernest J. Mrozek	$595,000	$638,435	107.3%

Steven J. Martin	$126,000	$135,198	107.3%

Dennis R. Sutton	$175,000	$187,775	107.3%

Michael M. Isakson	$157,500	$168,998	107.3%

(1)
Messrs. Engel, Kaput and Cromie were paid at target, prorated for their respective termination dates, under their change in control severance agreements.

(2)
Mr. Spainhour did not participate in CPP due to his larger percentage attached to long-term compensation as he was hired during the Committee's consideration of the shift to long-term awards.

  Long-term Compensation

        Approximately 33% of total target compensation for our NEOs in 2007 was delivered in the form of long-term compensation to align the interests of executives with those of ownership and to motivate achievement of sustainable long-term performance. In 2007, the Committee approved the LTIP, which was designed to reward performance against management's three year plan. Thus, performance goals were set for overall three year accumulated pretax income and revenue. The shift to cash and to performance based long-term awards was designed to bring more attention to management's long term goals. Individual grant levels were based mostly on a valuation of historical compensation levels, taking into consideration internal compensation equity, and are delivered in the form of units with a target cash value of $100 per unit. The Committee established the LTIP levels for each NEO for 2007 in March of 2007. The LTIP was intended to take the place of the suspended equity-based compensation plan due to the pending acquisition.

        The Committee instituted the LTIP to benefit the Company by linking the compensation of its key employees to the achievement of performance goals established by the Committee relating to consolidated pre-tax income and revenue of the Company and its subsidiaries over a three-year performance period beginning January 1, 2007 and ending December 31, 2009. Calculations of income and revenue will be performed by the CFO and reviewed by an independent accounting firm. Payments under the LTIP will be made by March 15, 2010.

2007 LTIP		Pre-tax Income & Revenue goals

Goals are 3 year accumulated performance goals. (2007 - 2009 plan)	Threshold (90% Plan)	Target (100% Plan)	Maximum (115% Pretax Plan) (110% Revenue Plan)

ServiceMaster Overall Pretax Income	$989,882	$1,099,869	$1,264,849

ServiceMaster Overall Revenue	$10,752,414	$11,947,127	$13,141,840

        Threshold is defined as the minimum performance required for any incentive payout and below which payout is zero ($0). Target is defined as the expected or planned performance at which payout is target (100%). Maximum is defined as the maximum performance to which payouts are increased and beyond which payouts are capped.

  Practices Regarding the Grant of Equity Awards

        Historically, the Committee made annual equity award grants to certain employees. The Committee did not include annual equity awards as part of our 2007 compensation program, as the Committee decided that such awards would be imprudent while the Company was considering offers for its purchase. Further, the definitive agreement executed for the Merger in March of 2007 provided that no new equity awards would be granted by the Company prior to the closing of the Merger. Following the Merger, in December of 2007, Holdings offered key members of management of the Company, including the NEOs, the opportunity to purchase stock and receive stock options of Holdings pursuant to the MSIP.

  Pre-Merger—Historical Grants of Equity Awards and the Cash-Based LTIP

        Historically the Committee granted the same level of equity awards from year to year. In 2007, the Committee replaced the annual equity awards with a grant under the new, cash-based LTIP based on the value of the 2006 equity grant. For 2007 the value of the 2006 equity grant was converted to a cash value and issued in the form of units with a target value of $100 per unit. This conversion was based on fair market value. The following table sets forth information regarding LTIP awards granted in 2007 to our NEOs.

	Long-Term grants 2007 LTIP

	Units Granted	Target Value

J. Patrick Spainhour	25,000	$2,500,000

Ernest J. Mrozek	7,142	$714,200

Steven J. Martin	1,250	$125,000

Dennis R. Sutton	1,666	$166,600

Michael M. Isakson	1,587	$158,700

Scott J. Cromie	2,857	$285,700

        Mr. Spainhour has a larger percentage attached to long-term compensation as he was hired during the Committee's consideration of the shift to long-term awards.

        Messrs. Engel and Kaput did not have 2007 long-term compensation awards.

  Post-Merger—Investment Opportunities and Equity Incentive Compensation under the MSIP

        On November 20, 2007, Holdings adopted the MSIP, under which Holdings may provide certain of our key employees with the opportunity to invest in shares of Holdings common stock and receive options to purchase shares of Holdings common stock. Each of our executive officers is eligible to participate in the MSIP, but actual investment opportunities provided to any individual or the officers as a group are entirely at the discretion of Holdings. Although the investment opportunities and grants of stock options are not made to our executive officers by us, we consider these equity transactions and grants to be an important part of our overall executive officer compensation program. The costs of these transactions are borne by us and are reflected in our financial statements. Accordingly, we will factor these transactions into our evaluation of each executive officer's overall compensation when we are making executive officer compensation decisions.

        We believe that these investment opportunities and grants encourage our executive officers to focus on our short-term and long-term performance, thereby aligning their interests with the interests of the other Holdings stockholders. The investment opportunities provide an opportunity for executive officers and certain designated key employees to increase their stake in the Company by putting their own financial resources "at risk" based on the performance of the Company. In addition, through stock option grants, the executive officers are encouraged to focus on sustained increases in the Company's share value. Specifically, we believe the granting of stock options assists the Company to:

  •
  enhance the link between the creation of stockholder value and long-term executive incentive compensation;

  •
  provide an opportunity for increased equity ownership by executives; and

  •
  maintain competitive levels of total compensation.

        On December 19, 2007, Holdings completed an offering of shares and grants of options to MSIP participants, including Messrs. Spainhour, Martin, Sutton and Isakson. Additional information regarding this offering can be found in the narrative accompanying the Summary Compensation Table and 2007 Grants of Plan-Based Awards Table below.

  Perquisites

        The Company provides its executive officers with perquisites that the Board of Directors believes are reasonable and consistent with the overall objectives of the compensation program to attract and retain highly qualified executives. The Committee historically reviewed the perquisites provided to our NEOs on a regular basis, using peer group data provided by Hewitt and research conducted by the Company, to ensure that they continued to be appropriate in light of the Committee's overall goal of designing a compensation program for NEOs that increases Company value. The perquisites provided to our NEOs are memberships in social and professional clubs, certain spousal travel, Company-provided vehicles and, for our CEO and former CFO, personal use of Company aircraft. These perquisites are provided by many companies with which ServiceMaster competes for management talent for their executive officers and the Company believes they facilitate retention and recruitment of executive officers.

        The Committee established a policy regarding personal use of the Company aircraft (the "Aircraft Policy") by our CEO and former CFO. The Aircraft Policy provided that the CEO and former CFO shall recognize taxable income for their personal use of the Company aircraft occurring in any year and shall reimburse the Company for personal use of the Company aircraft exceeding the designated limits set forth in the Aircraft Policy (up to fifty hours for the CEO, and up to twenty-five hours for the former CFO). Any amount so reimbursed to the Company shall be applied to reduce the individual's taxable income accordingly. Our current CFO, Steven J. Martin, does not have the right to personal use of the Company aircraft.

  Deferred Compensation

        Employees, including the NEOs, are generally eligible to participate in the ServiceMaster Profit Sharing and Retirement Plan ("PSRP"). The PSRP is a tax-qualified defined contribution plan pursuant to which the NEOs, as "highly compensated employees" (as defined in the IRS Code), were eligible to contribute up to 2% of their annual salary in 2007. We also maintain the ServiceMaster Deferred Compensation Plan ("DCP"), which is a non-qualified supplemental plan designed to afford certain highly compensated employees (including the NEOs) the opportunity to defer additional amounts of compensation on a pretax basis, over and above the amounts allowed under the PSRP. The Company provides this benefit because the Company wished to permit our employees to defer the obligation to pay taxes on certain elements of the compensation that they are entitled to receive. All deferred amounts under the DCP are subject to earnings or losses based on the investments selected by the individual participants. The Company believes that provision of this benefit is important as a recruitment and retention tool as many if not all of the companies with which the Company competes for executive talent provide a similar plan to their senior employees. Participants may defer 2% to 75% of compensation under the PSRP and DCP. For 2007, the Board approved a discretionary employer match of up to 2% of employee contributions.

  Post-Termination Compensation

        The Company has entered into employment agreements with Messrs. Spainhour and Mrozek which provide for certain payments and, for Mr. Mrozek, accelerated vesting of equity awards in the event of certain circumstances surrounding his termination of employment. These agreements were entered into to attract Mr. Spainhour to take the position of CEO and to encourage Mr. Mrozek to remain as the Company's CFO until such time as the Company's headquarters were successfully consolidated from Downers Grove, Illinois to Memphis, Tennessee.

        The Company also entered into change in control severance agreements with each of the NEOs to secure their continued service and to ensure their dedication and objectivity in the event of a change in control or threatened change in control. As previously described, a change in control of the Company occurred on July 24, 2007. Therefore, a termination of the employment under certain circumstances of a named executive officer within two years following that date may trigger payments under that officer's change in control severance agreement. In addition to their change in control severance agreements, the Company entered into separation agreements with Messrs. Engel and Kaput in connection with the consolidation of our offices in Memphis. Under these separation agreements, the executives agreed to remain employed with the Company through the separation dates set forth in their respective agreements. These agreements were entered into to ensure the retention of both individuals through the time of transition brought on by the consolidation of Company headquarters. As a result of the change in control of the Company, these separation agreements were superseded by the change in control severance agreements. Additional information regarding the severance provisions of these agreements, including the definition of key terms and a quantification of benefits that have been received upon termination and would have been received if termination had occurred, is found under the heading "Potential Payments Upon Termination or Change-in-Control".

REPORT OF THE BOARD OF DIRECTORS

        The Company's Board of Directors has reviewed the Compensation Discussion and Analysis and discussed it with management and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Kenneth Giuriceo David Wasserman

SUMMARY COMPENSATION TABLE

							Non-Equity Incentive Plan Compensation ($)
					Stock Awards ($)(1)	Option/ SAR Awards ($)(1)				All Other Compensation ($)(6)
Name and Principal Position		Salary ($)	Bonus ($)								Total ($)
	Year						ABP	CPP

J. Patrick Spainhour Chief Executive Officer	2007 2006	900,000 550,000	0 151,233	(2)	72,242 53,858	79,332 33,095	964,800 421,200	0 0	(3)	38,459 53,540	2,054,833 1,262,926

Ernest J. Mrozek Former Vice Chairman and Chief Financial Officer	2007 2006	667,080 623,679	0 0		0 466,875	0 286,875	715,110 491,784	638,435 526,116		64,768 51,060	2,085,393 2,446,389

Steven J. Martin Chief Financial Officer	2007	285,381	50,000	(5)	73,459	21,909	303,703	135,198		5,850	875,500

Mitchell T. Engel(4) Chief Marketing Officer	2007 2006	457,150 442,250	0 0		90,220 153,915	85,651 254,042	0 366,695	0 247,584		6,326,061 39,260	6,959,082 1,503,746

Dennis R. Sutton TruGreen LawnCare President	2007	390,000	0		36,416	7,391	423,618	187,775		3,045	1,048,245

Michael M. Isakson ServiceMaster Clean President	2007	288,135	0		35,712	6,585	309,227	168,998		5,850	814,507

Jim L. Kaput(4) Former Sr. Vice President and General Counsel	2007 2006	363,021 425,000	0 0		93,684 160,036	64,268 175,159	0 354,501	0 247,584		5,664,252 1,080	6,185,225 1,363,360

Scott J. Cromie(4) Former Group President	2007	275,717	0		57,772	0	0	0		5,125,621	5,459,110

(1)
The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes during the specified years for restricted stock, restricted stock unit, stock option and stock appreciation rights awards. The assumptions used in the valuation of these awards are disclosed in the Shareholders' Equity footnote to ServiceMaster's audited financial statements for the fiscal year ended December 31, 2007 included in this Annual Report on Form 10-K.

(2)
Represents a guaranteed bonus for service as Interim Chairman and CEO from May 15, 2006 through June 30, 2006.

(3)
Mr. Spainhour did not participate in the CPP due to his larger percentage attached to long-term compensation as he was hired during the Committee's consideration of the shift to long-term awards.

(4)
Messrs. Engel, Kaput and Cromie were paid under their respective Change in Control Severance Agreements listed under All Other Compensation and therefore did not receive any award under Non-Equity Incentive Plan Compensation.

(5)
Represents a one-time discretionary amount of $50,000 for Mr. Martin's efforts on Fast Forward.

(6)
Amounts in this column for 2007 are detailed in the All Other Compensation Table below:

Name of NEO	Perquisites and Other Personal Benefits		Company Contributions to PSRP and DCP	Tax Payments(3)	Company Contributions Under Employee Stock Purchase Plan	Severance Payments(4)	Total

J. Patrick Spainhour	38,459	(1)	0	0	0	0	38,459

Ernest J. Mrozek	58,918	(2)	5,850	0	0	0	64,768

Steven J. Martin	0		5,850	0	0	0	5,850

Mitchell T. Engel	0		5,850	1,988,661	11,500	4,320,050	6,326,061

Dennis R. Sutton	0		2,925	0	120	0	3,045

Michael M. Isakson	0		5,850	0	0	0	5,850

Jim L. Kaput	0		0	1,614,115	360	4,049,777	5,664,252

Scott J. Cromie	0		5,850	1,457,259	150	3,662,362	5,125,621

  (1)
  Includes personal use of corporate aircraft ($37,443), Company provided lawn care and/or pest control services and club dues and membership fees.

  (2)
  Includes personal use of corporate aircraft ($44,504), Company provided lawn care and/or pest control services, mobile phone, auto-related expenses, sporting event tickets and club dues and membership fees.

  (3)
  Represents gross-up payments in connection with severance payments.

  (4)
  Represents payments in connection with Change in Control Severance Agreements.

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

        Auto-related expenses include, and are valued according to the costs actually paid for, lease, fuel, repairs and insurance. Club dues are valued according to the amount actually reimbursed to the executive.

2007 GRANTS OF PLAN-BASED AWARDS

		Units Granted Under Non-Equity Incentive Plans (#)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(4)			All Other Stock Awards: Number of Shares of Stock or Units(5)(7)	All Other Option Awards: Number of Securities Underlying Options(6)
									Grant Date Fair Value of Stock and Option Awards ($)
								Exercise Price of Options ($/Sh)(7)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)

J. Patrick Spainhour	ABP(1) 3/12/2007 LTIP(3) 3/12/2007 MSIP 12/19/2007 MSIP 12/19/2007	25,000	450,000 1,000,000	900,000 2,500,000	1,080,000 5,000,000	300,000	1,300,000	$10.00	$ $	4,251,000 3,000,000

Ernest J. Mrozek	ABP(1) 3/12/2007 CPP(2) 3/12/2007 LTIP(3) 3/12/2007	850 7,142	333,540 476,000 285,680	667,080 595,000 714,200	800,496 714,000 1,428,400

Steven J. Martin	ABP(1) 3/12/2007 CPP(2) 3/12/2007 LTIP(3) 3/12/2007 MSIP 12/19/2007 MSIP 12/19/2007	180 1,250	142,691 100,800 50,000	285,381 126,000 125,000	342,457 151,200 250,000	50,000	275,000	$10.00	$ $	899,250 500,000

Mitchell T. Engel(9)	ABP(1) 3/12/2007 CPP(2) 3/12/2007	400	228,575 224,000	457,150 280,000	548,580 336,000

Dennis R. Sutton	ABP(1) 3/12/2007 CPP(2) 3/12/2007 LTIP(3) 1/1/2007 MSIP 12/19/2007 MSIP 12/19/2007	250 1,666	195,000 140,000 66,640	390,000 175,000 166,600	468,000 210,000 333,200	50,000	275,000	$10.00	$ $	899,250 500,000

Michael M. Isakson	ABP(1) 3/12/2007 CPP(2) 3/12/2007 LTIP(3) 1/1/2007 MSIP 12/19/2007 MSIP 12/19/2007	225 1,587	144,068 126,000 63,480	288,135 157,500 158,700	345,763 189,000 317,400	60,000	245,000	$10.00	$ $	801,150 600,000

Jim L. Kaput(8)	ABP(1) 3/12/2007 CPP(2) 3/12/2007	400	217,813 224,000	435,635 280,000	522,750 336,000

Scott J. Cromie(8)	ABP(1) 3/12/2007 CPP(2) 3/12/2007 LTIP(3) 1/1/2007	357 2,857	206,000 199,920 114,270	412,000 249,900 285,700	494,400 299,880 571,350

(1)
The amounts in this row represent potential earnings under the 2007 ABP. The actual amounts earned by each of the NEOs under the 2007 ABP are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)
The amounts in this row represent grants under the 2007 CPP. These grants were made in the form of units with a target value of $700 per unit. The value of each unit increases or decreases based on the achievement of the CPP performance target, as discussed in Compensation Discussion and Analysis. In 2007, the achievement of the pre-tax income performance target under the CPP resulted in a payout of 107.3% of target, or a value of $751.10 per unit. The actual amounts earned by each of the NEOs under the 2007 CPP are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)
The amounts in this row represent grants under the 2007 LTIP for the performance period beginning January 1, 2007 and ending December 31, 2009. These grants were made in the form of units with a target value of $100 per unit. The value of each unit will increase or decrease based upon the achievement of the LTIP performance targets during the performance period, as discussed in Compensation Discussion and Analysis.

(4)
The amounts listed in these columns represent the potential earnings under each respective non-equity incentive plan. The threshold amount is the minimum earned amount if the threshold performance is attained. The maximum amount is the maximum earned amount if the maximum performance target is attained or exceeded.

(5)
The amounts in this column represent the number of shares purchased or the number of deferred stock units invested in pursuant to the MSIP. Each NEO paid the following amounts for the stock purchased or deferred stock units invested in and reflected in this column: Mr. Spainhour, $3,000,000; Mr. Martin and Mr. Sutton, $500,000; and Mr. Isakson, $600,000 (Mr. Isakson made an irrevocable election to allocate $400,000 of eligible deferred compensation to invest in 40,000 deferred stock units).

(6)
These amounts represent the number of shares underlying matching options granted under the MSIP in the following amounts: 600,000 for Mr. Spainhour, 100,000 for Mr. Martin, 100,000 for Mr. Sutton and 120,000 for Mr. Isakson; and the number of shares underlying stand-alone options granted under the MSIP in the following amounts: 700,000 for Mr. Spainhour, 175,000 for Mr. Martin, 175,000 for Mr. Sutton and 125,000 for Mr. Isakson.

(7)
The $10.00 per share purchase price and exercise price was based on the determination of the Board of Directors of Holdings of the fair market value of the common stock of Holdings as of the grant date. For additional information regarding this valuation, see Note 19 to ServiceMaster's audited financial statements for the fiscal year ended December 31, 2007, included in this Annual Report on Form 10-K.

(8)
All grants of plan based awards to these individuals were forfeited pursuant to their respective Change in Control Severance Agreements.

Employment Agreement with J. Patrick Spainhour

        ServiceMaster entered into an employment agreement with J. Patrick Spainhour to serve as our Chairman and Chief Executive Officer effective as of June 30, 2006. The term of the employment agreement ends on December 31, 2008, with an automatic one-year renewal provision unless terminated by ServiceMaster or Mr. Spainhour.

        The employment agreement provides Mr. Spainhour with an annual base salary of not less than $900,000. Mr. Spainhour's annual bonus target under the ABP is 100% of his salary, or $900,000, with a maximum payout of 200% of his salary. The actual payouts under the ABP are subject to satisfaction of performance targets established by the Committee.

        Mr. Spainhour's base salary, target annual bonus, equity awards and all other compensation are subject to approval each year by the Board and Board of Directors of Holdings.

        ServiceMaster has also entered into a change in control severance agreement with Mr. Spainhour. This agreement, as well as additional provisions of his employment agreement which provide for payments upon the termination of his employment, are discussed under "Potential Payments Upon Termination or Change-in-Control."

Other Agreements

        In addition to the agreements described above, we have entered into change in control severance agreements with each of the NEOs. These agreements are further described under "Potential Payments upon Termination or Change-in-Control."

MSIP

        On December 19, 2007, Holdings completed an offering of shares and grants of options to MSIP participants, including Messrs. Spainhour, Martin, Sutton and Isakson. To become eligible to purchase shares and receive options in the offering, certain participants, including Messrs. Spainhour, Martin, Sutton and Isakson, were required to make certain acknowledgments and agree to certain limitations under their Change in Control Severance Agreements. For more information regarding these acknowledgments and limitations, which were made pursuant to individual Participation Agreements, see "Potential Payments Upon Termination or Change of Control."

        Participants in the offering either purchased shares for cash, or allocated eligible deferred compensation to deferred share units, which represent the right to receive a share on the first to occur of (i) the participant's termination of employment, (ii) a fixed date selected by the participant, or (iii) a change in control of Holdings. Shares and deferred share units were acquired for $10 per share or deferred share unit. Messrs. Spainhour, Martin, Sutton and Isakson purchased 300,000 shares, 50,000 shares, 50,000 shares and 20,000 shares, respectively. Mr. Isakson also made an irrevocable election to allocate a portion of his eligible deferred compensation to 40,000 deferred share units. The MSIP and an Employee Stock Subscription Agreement (or Employee Deferred Share Unit, as applicable) govern each MSIP participant's investment. See "Potential Payments Upon Termination or Change of Control" for information regarding the repurchase of shares from the MSIP participants upon a termination of employment.

        For each share of Holdings common stock or deferred share unit invested in by a participant, Holdings generally granted the participant two "matching" options to purchase additional shares of Holdings common stock. Apart from the "matching" options, Holdings granted additional "standalone" options to participants in the offering. The options granted to the named executive officers in 2007 are shown in the 2007 Grants of Plan-Based Awards Table above. The MSIP and an Employee Stock Option Agreement govern each option award and provide, among other things, that the options vest in equal installments over the first four years of the ten-year option term. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. See "Potential Payments Upon Termination or Change of Control" for information regarding the cancellation or acceleration of vesting of stock options.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

			Option Awards

Name(2)	Award Type(1)	Options Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date

J. Patrick Spainhour	Options	12/19/2007	0	1,300,000	$10.00	12/19/2017

Steven J. Martin	Options	12/19/2007	0	275,000	$10.00	12/19/2017

Dennis R. Sutton	Options	12/19/2007	0	275,000	$10.00	12/19/2017

Michael M. Isakson	Options	12/19/2007	0	245,000	$10.00	12/19/2017

(1)
Represents options to purchase shares of Holdings granted under the MSIP. Options become exercisable on the basis of passage of time and continued employment over a four-year period, with 25% becoming exercisable on each of 12/19/08, 12/19/09, 12/19/10 and 12/19/11.

(2)
Messrs. Mrozek, Engel, Kaput and Cromie did not participate in the equity offering or receive any awards under the MSIP.

2007 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)

J. Patrick Spainhour	185,000	$975,875	66,285	$1,025,197

Ernest J. Mrozek	1,547,953	$5,631,779	68,516	$1,020,213

Steven J. Martin	82,333	$254,673	39,088	$599,307

Mitchell T. Engel	410,000	$1,227,850	49,170	$737,249

Dennis R. Sutton	112,900	$366,849	19,537	$297,284

Michael M. Isakson	200,167	$771,901	20,007	$300,469

Jim L. Kaput	246,667	$736,502	50,683	$759,537

Scott J. Cromie	339,022	$1,491,341	32,723	$491,857

(1)
The amounts in this column represent the number of shares of ServiceMaster common stock cashed out on July 24, 2007 upon the accelerated vesting and exercise of SARs and options in connection with the Merger.

(2)
The amounts in this column represent the number of shares of ServiceMaster common stock cashed out on July 24, 2007 upon the accelerated vesting of RSUs and restricted stock in connection with the Merger.

2007 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)(1)	Company Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals / Distributions ($)		Aggregate Balance at Last FYE ($)(3)

J. Patrick Spainhour	0	0	0	0		0

Ernest J. Mrozek	281,529	2,925	126,053	0		2,605,279

Steven J. Martin	27,001	2,925	5,666	0		253,844

Mitchell T. Engel	581,027	2,925	120,982	129,957		2,435,401

Dennis R. Sutton	0	0	0	0		0

Michael M. Isakson(5)	90,904	2,925	24,137	0		425,267

Jim L. Kaput	0	0	16,554	99,976	(4)	0

Scott J. Cromie	88,944	2,925	37,693	657,266	(4)	0

(1)
Amounts shown in this column are included in the Summary Compensation Table as follows: (a) as salary, $150,000 for Mr. Mrozek, $153,498 for Mr. Engel, $20,170 for Mr. Isakson, and $13,786 for Mr. Cromie; and (b) as non-equity incentive plan compensation, $131,529 for Mr. Mrozek, $27,001 for Mr. Martin, $427,529 for Mr. Engel, $70,734 for Mr. Isakson, and $75,159 for Mr. Cromie.

(2)
The amounts in this column do not represent above-market or preferential earnings and therefore are not included in the Summary Compensation Table.

(3)
Amounts shown in this column were included in ServiceMaster's 2006 Summary Compensation Table as follows: (a) as salary, $146,400 for Mr. Mrozek, and $44,225 for Mr. Engel; and (b) as non-equity incentive plan compensation, $149,388 for Mr. Mrozek, and $468,777 for Mr. Engel.

(4)
Represents withdrawal made as a result of termination of officer's employment.

(5)
Mr. Isakson made an irrevocable election to allocate $400,000 of eligible deferred compensation to invest in 40,000 deferred stock units.

Deferred Compensation

  DCP

        The DCP is a non-qualified supplemental plan designed to afford certain highly compensated employees the opportunity to defer additional amounts of compensation on a pretax basis, over and above the amounts allowed under the PSRP. Deferred amounts are credited with earnings or losses based on the rate of return of mutual funds selected by the participants in the DCP. We match amounts that are deferred by employees pursuant to the DCP. Distributions are paid in accordance with the Plan. Distributions upon termination are payable no earlier than the six-month anniversary of the termination of employment with the Company.

        Participants in the DCP may defer 2% to 75% of compensation. For 2007, the Committee approved a discretionary employer match of $0.65 for each $1 contributed up to the first 2% contributed for a maximum benefit of $2,925.

        The DCP is not funded by us, and participants have an unsecured contractual commitment from us to pay the amounts due under the DCP. All plan assets are considered general assets of the Company. When such payments are due, the cash will be distributed from the plan's rabbi trust.

MSIP

        As discussed above in the narrative following the 2007 Grants of Plan-Based Awards table, participants in the offering under the MSIP could allocate eligible deferred compensation to deferred share units, which represent the right to receive a share of Holdings common stock on the first to occur of (i) the participant's termination of employment, (ii) a fixed date selected by the participant, or (iii) a change in control of Holdings. Deferred share units were acquired for $10 per deferred share unit. Mr. Isakson is the only named executive officer who elected to allocate a portion of his eligible deferred compensation to 40,000 deferred share units.

Potential Payments upon Termination or Change-in-Control

Change in Control Severance Agreements

        To secure the continued service of our executives and to ensure their dedication and objectivity in the event of a change in control or threatened change in control, we previously entered into change in control severance agreements with our executives, including each of the NEOs. Each executive who is a party to a change in control severance agreement agreed that in the event of an attempted change in control the executive would not voluntarily resign until the attempt ends or 90 days after a change in control occurs.

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

        As previously described, a change in control of the Company occurred on July 24, 2007. Therefore, a termination of the employment of any named executive officer under certain circumstances within two years following that date may trigger payments under that officer's change in control severance agreement.

        Upon a termination by the Company for cause, by the executive without good reason, or upon death or disability, we have no obligation to pay any prospective amounts or provide any benefits under the agreement. Our obligations will consist of those obligations accrued at the date of termination, including payment of earned salary, reimbursement of expenses and obligations which may otherwise be payable in the event of death or disability. Under these agreements, "cause" means a material breach by the executive of the duties and responsibilities of the executive which do not differ in any material respect from his duties and responsibilities during the 90-day period immediately prior to a Change in Control (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on the executive's part, which is committed in bad faith or without reasonable belief that such breach is in the best interests of ServiceMaster and which is not remedied in a reasonable period of time after receipt of written notice from ServiceMaster specifying such breach and period of time; or the commission by the executive of a felony or misdemeanor involving any act of fraud, embezzlement or dishonesty or any other intentional misconduct by the executive that materially and adversely affects the business affairs or reputation of ServiceMaster or an affiliated company. "Good reason" means a material reduction in position, duties or responsibilities, a transfer of the executive's home office by more than 40 miles, a reduction in salary, a failure to maintain substantially comparable benefit or compensation plans or to provide benefits substantially comparable to other peer employees, or a failure by the Company to require a successor to assume our obligations under the agreement. The definition of "good reason" was amended pursuant to the Participation Agreements as further discussed below.

        Participation Agreements.    As a condition to participation in the 2007 offering under the MSIP, each participant party to a change in control severance agreement (among the NEOs, Mr. Spainhour, Mr. Martin, Mr. Sutton and Mr. Isakson) was required to enter into a Participation Agreement pursuant to which he consented to amendments to the definition of "good reason" under his change in control severance agreement, with the practical effect that any of the following may occur without triggering the participant's ability to terminate his employment for "good reason" and be entitled to benefits under his change in control severance agreement:

  •
  the Company can choose not to re-elect such officer to any particular position, so long as the Company does not reduce his positions, duties and responsibilities in any material respect;

  •
  such participant will not be entitled to guaranteed raises based on prior average raises to executive officers' base salaries;

  •
  the Company can provide such participant with employee benefits and compensation plans that are comparable on an overall, rather than plan-by-plan, basis; and

  •
  when the Company is required to provide such participant comparable benefits, the basis for comparison will be the benefits such participant received prior to the closing of the Merger, not benefits provided after closing or to other employees.

        In the Participation Agreements, the participants also made the following important acknowledgments to the Company that affected their rights under the change in control severance agreements:

  •
  the consummation of the Merger and any change between the participant's position and terms of employment as in effect before the Merger, compared with immediately thereafter, did not permit the participant to terminate his employment for "good reason" under his change in control severance agreement;

  •
  any change that occurred to the participant's position and terms of employment after the consummation of the Merger, or any planned change to his position and terms of employment that had been communicated to him but not yet implemented, in each case at the time the participant entered into the Participation Agreement, did not permit the participant to terminate his employment for "good reason" under his change in control severance agreement;

  •
  the officer's participation in the MSIP satisfied all of the Company's obligations to provide long-term incentive opportunities under his change in control severance agreement; and

  •
  the annual bonus plan in which the officer participated on the date of his purchase of shares under the MSIP satisfied all of the Company's obligations to provide annual incentive opportunities under his change in control severance agreement.

        Severance Benefits Payable to NEOs.    If we terminate the employment of any NEO for a reason other than cause or if such NEO terminates his employment for good reason, in either case prior to July 24, 2009, we will pay to the NEO a lump sum cash payment consisting of:

  •
  accrued salary through the date of termination,

  •
  any unpaid previously earned ABP and CPP bonuses,

  •
  any accrued and unpaid vacation pay,

  •
  a pro rated ABP and CPP bonus through the date of termination based upon the target bonus amounts for the year in which the change in control occurs or, if higher, the year in which the date of termination occurs, and

  •
  an amount equal to any unvested employer matching contributions under our 401(k) plan and nonqualified deferred compensation plan.

        In addition, if any payment pursuant to the change in control severance agreements or otherwise would be subject to the excise tax imposed on excess parachute payments, then we agreed to make an additional payment (i.e., a gross-up payment) such that the executive would receive a net amount equal to the amount the executive would have received if the excise tax did not apply. When paid, these amounts are reported in the Summary Compensation Table as All Other Compensation. We are obligated to reimburse each executive, on a current basis, for all legal fees and expenses incurred in connection with a dispute under his or her change in control severance agreement. The executive must repay us if his or her claims are denied in total.

        In addition to the payments described above, Mr. Spainhour would receive pursuant to his change in control severance agreement:

  •
  one times his highest annual base salary during the prior 12 months plus 1/12th of such salary for each completed month of service from July 1, 2006, up to a maximum of 24 completed months (i.e., three times his highest annual base salary if the termination occurs on or after June 30, 2008), and

  •
  one times his target annual bonus under the ABP for the year in which the change in control occurs plus 1/12th of such target bonus for each completed month of service from July 1, 2006, up to a maximum of 24 completed months (i.e., three times his target annual bonus if the termination occurs on or after June 30, 2008).

        In addition to the payments described above, Messrs. Martin, Sutton and Isakson would receive pursuant to their change in control severance agreements:

  •
  two times the executive's highest annual base salary in the 12 months prior to termination, and

  •
  two times the executive's target ABP and CPP bonus immediately prior to the change in control, or if higher for the year of the termination, and medical and life insurance plan benefits for a two-year period following termination.

        MSIP.    If an executive's employment terminates with cause before there is a public offering of the shares, all options (vested and unvested) are immediately cancelled and Holdings and certain Equity Sponsors have the right to purchase shares owned by the executive at the lower of fair market value or the original cost of the shares to the executive.

        If an executive's employment terminates involuntarily without cause before there is a public offering of the shares, all unvested options immediately terminate and Holdings and certain Equity Sponsors have the right to repurchase shares owned by the executive at fair market value. If Holdings and certain Equity Sponsors choose not to exercise their repurchase rights following an involuntary termination without cause, the executive may require Holdings to repurchase the shares at fair market value. Upon such a termination, the executive may exercise vested options before the first to occur of (i) the three month anniversary of the executive's termination of employment and (ii) the expiration of the options' normal term, after which date such options are cancelled.

        If an executive's employment terminates voluntarily before there is a public offering of the shares, all unvested options are immediately cancelled and Holdings and certain Equity Sponsors have the right to purchase the shares at fair market value. Upon such a termination, the executive may exercise vested options before the first to occur of (i) the three month anniversary of the executive's termination of employment (one year anniversary in the case of retirement) and (ii) the expiration of the options' normal term, after which date such options are cancelled. If the executive's voluntary termination is because of the executive's retirement and if Holdings and certain Equity Sponsors choose not to exercise their repurchase rights, the executive may require Holdings to repurchase the shares at fair market value.

        If an executive's employment terminates by reason of death or disability before there is a public offering of the shares, Holdings and certain Equity Sponsors have the right to purchase the shares at fair market value. Upon such termination, all options, whether or not vested, will become exercisable before the first to occur of (i) the one year anniversary of the executive's date of termination and (ii) the expiration of the options' normal term, after which date such options are cancelled.

        The stock option agreements provide that the vesting of options to purchase shares of Holdings common stock granted will be accelerated if Holdings experiences a change in control (as defined in the MSIP), unless the Holdings Board of Directors reasonably determines in good faith that options with substantially equivalent or better terms are substituted for the existing options. The Holdings Board of Directors also has the discretion to accelerate the vesting of options at any time and from time to time.

Payment upon a Qualifying Termination as of December 31, 2007 Following the Change in Control

        The following table sets forth information regarding the value of payments and other benefits payable by the Company to each of the NEOs employed by the Company as of December 31, 2007 in the event of a qualifying termination pursuant to the change in control severance agreements and otherwise. The amounts shown do not include deferred compensation payable in a lump sum upon the six-month anniversary of the executive's termination as disclosed under "2007 Nonqualified Deferred Compensation." The amounts shown assume termination effective as of December 31, 2007.

Executive Officer	Severance Payment(1)	Health & Welfare(2)	Gross-Up Adjustment(3)	Total Payments Sum(1-3)
J. Patrick Spainhour	5,400,000	13,311	2,393,573	7,806,884
Ernest J. Mrozek(1)	7,049,560	22,144	2,888,797	9,960,501
Steven J. Martin	1,934,143	20,297	793,493	2,747,933
Dennis R. Sutton	2,475,000	20,297	970,865	3,466,162
Michael M. Isakson	1,954,905	15,041	642,434	2,612,380
(1)
Mr. Mrozek's employment with the Company ended on February 29, 2008. The actual amounts awarded to Mr. Mrozek in connection with his termination are reported in the table below under "NEOs No Longer Employed by the Company."

NEOs No Longer Employed by the Company

        In connection with the consolidation of our offices in Memphis, we determined that it was in our best interest to provide an incentive to our executives based in Downers Grove who were not relocating to Memphis to remain employed through their individual separation dates and assist with the consolidation. As a result, we entered into separation agreements with these executives, including Messrs. Mrozek, Engel and Kaput. Under these separation agreements, the executives agreed to remain employed through the separation dates set forth in their respective agreements. The separation date for Mr. Mrozek was February 29, 2008; the separation date for Mr. Engel was December 31, 2007; the separation date for Mr. Kaput was October 31, 2007.

        As a result of the Merger, the NEOs in Downers Grove were entitled to the change in control severance benefits described above if the change in control occurred on or before the executive's scheduled separation date and either the executive was terminated without cause or resigned for good reason after the change in control. If the executive remained employed through his separation date, the relocation pursuant to the office consolidation would constitute good reason unless any acquirer affirmatively abandoned the consolidation. If an executive became entitled to the rights and obligations under his change in control severance agreement (as described above), the executive would have no rights or obligations under the separation agreement. Each executive received a lump sum severance payment under his respective change in control severance agreement instead of his separation agreement.

Scott J. Cromie

        As a result of the change in control in connection with the Merger, and his subsequent separation effective August 31st, 2007, Mr. Cromie was entitled to change in control severance benefits for good reason.

        In addition to the payments described in the first paragraph under "Severance Benefits Payable to NEOs" above, Messrs. Mrozek, Engel, Kaput and Cromie received pursuant to their change in control severance agreements:

  •
  three times the executive's highest annual base salary in the 12 months prior to termination,

  •
  three times the executive's target ABP and CPP bonus immediately prior to the change in control, or if higher for the year of the termination, and medical and life insurance plan benefits for a three-year period following termination.

        The following table sets forth information regarding the value of payments and other benefits paid by the Company to each of the NEOs whose employment terminated following the change in control pursuant to their respective change in control severance agreements. The amounts shown do not include deferred compensation payable in a lump sum upon the six-month anniversary of the executive's termination as disclosed under "2007 Nonqualified Deferred Compensation."

Executive Officer	Severance Payment(1)	Health & Welfare(2)	Gross-Up Adjustment(3)	Total Payments Sum(1-3)	Termination Date
Ernest J. Mrozek	5,994,378	22,144	2,372,815	8,389,337	2/29/2008
Mitchell T. Engel	4,320,050	22,144	1,988,661	6,330,855	12/31/2007
Jim L. Kaput	4,049,777	29,415	1,614,115	5,693,307	10/31/2007
Scott J. Cromie	3,662,322	28,897	1,457,259	5,148,478	8/31/2007

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)

Louis Giuliano(1)	57,500	57,500

Brian Griffiths(1)	57,500	57,500

Sidney Harris(1)	65,000	65,000

Roberto Herencia(1)	65,000	65,000

Betty Jane Hess(1)	57,500	57,500

Eileen Kamerick(1)	57,500	57,500

James McLennan(1)	57,500	57,500

Coleman Peterson(1)	61,250	61,250

David Wessner(1)	57,500	57,500

Kenneth Giuriceo(2)	0	0

David Wasserman(2)	0	0

(1)
Each director received an annual retainer of $115,000, prorated for the partial year's service on the Board. The Chairman of the Audit and Finance Committee received an additional retainer of $15,000, the Chairman of the Compensation and Leadership Development Committee and the Chairman of the Governance and Nominating Committee each received an additional retainer of $7,500, and the presiding director received an additional retainer of $7,500.

These directors resigned effective July 24, 2007, in connection with the Merger.

(2)
These directors were elected effective July 24, 2007, by the new shareholder of ServiceMaster. They are employed by CD&R and do not receive additional compensation for service on our Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        CDRSVM Holding, Inc. owns all of the outstanding common stock of The ServiceMaster Company. CDRSVM Investment Holding, Inc. owns all of the outstanding common stock of CDRSVM Holding, Inc. Investment funds associated with or designated by the Equity Sponsors, together with certain of our executives and other key employees, own all of the common stock of ServiceMaster Global Holdings, Inc. ("Holdings").

        The following table sets forth information as of March 14, 2008 with respect to the ownership of the common stock of Holdings by:

  •
  each person known to own beneficially more than 5% of the common stock of Holdings;

  •
  each of our directors;

  •
  each of the executive officers named in the Summary Compensation Table appearing under Item 11 of this Annual Report on Form 10-K; and

  •
  all of our executive officers and directors as a group.

        The amounts and percentages of shares beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission ("SEC") governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

        Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address for each individual listed below is The ServiceMaster Company, 860 Ridge Lake Boulevard, Memphis, Tennessee 38120.

Name of Beneficial Owner	Number of Shares Owned	Percent of Class (%)
Clayton, Dubilier & Rice Fund VII, L.P. and related funds(1)	90,610,000	62.45
Citigroup Private Equity LP managed funds(2)	25,000,000	17.23
BAS Capital Funding Corporation and related funds(3)	17,500,000	12.06
J.P. Morgan Ventures Corporation(4)	10,000,000	6.89
Kenneth A. Giuriceo(5)	0	0
David H. Wasserman(5)	0	0
J. Patrick Spainhour	300,000	*
Ernest J. Mrozek	0	0
Steven J. Martin	50,000	*
Mitchell T. Engel	0	0
Michael M. Isakson	60,000	*
Dennis R. Sutton	50,000	*
Scott Cromie	0	0
Jim L. Kaput	0	0
All current directors and executive officers as a group (17 persons)(6)	800,100	*

*
Less than one percent.

(1)
Represents shares held by the following group of investment funds associated with or designated by Clayton, Dubilier & Rice, Inc.: (i) 60,000,000 shares of common stock held by Clayton, Dubilier & Rice Fund VII, L.P., whose general partner is CD&R Associates VII, Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (ii) 14,682,792 shares of common stock held by Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., whose general partner is CD&R Associates VII (Co-Investment), Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (iii) 10,500,000 shares of common stock held by CDR SVM Co-Investor L.P., whose general partner is CDR SVM Co-Investor GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; (iv) 5,000,000 shares of common stock held by CDR SVM Co-Investor No. 2 L.P., whose general partner is CDR SVM Co-Investor No. 2 GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; and (v) 427,208 shares of common stock held by CD&R Parallel Fund VII, L.P., whose general partner is CD&R Parallel Fund Associates VII, Ltd. CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd. are each managed by a three-person board of directors, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. Joseph L. Rice, III, Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd., may be deemed to share beneficial ownership of the shares shown as beneficially owned by the funds associated with Clayton, Dubilier & Rice, Inc. Such persons disclaim such beneficial ownership.

Each of CD&R Associates VII, Ltd., CD&R Associates VII, L.P. and CD&R Investment Associates VII, Ltd. expressly disclaims beneficial ownership of the shares held by Clayton, Dubilier & Rice Fund VII, L.P., as well as of the shares held by each of Clayton, Dubilier & Rice Fund VII (Co-Investment) VII, L.P., CD&R Parallel Fund VII, L.P., CDR SVM Co-Investor L.P. and CDR SVM Co-Investor No. 2 L.P. Each of CDR SVM Co-Investor GP Limited and CDR SVM No. 2 GP Limited expressly disclaims beneficial ownership of the shares held by each of CDR SVM Co-Investor L.P., Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII

  (Co-Investment), L.P., CD&R Parallel Fund VII, L.P., and CDR SVM Co-Investor No. 2 L.P. CD&R Parallel Fund Associates VII, Ltd. expressly disclaims beneficial ownership of the shares held by each of CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment) VII, L.P., CDR SVM Co-Investor L.P. and CDR SVM Co-Investor No. 2 L.P.

The address for each of Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CD&R Parallel Fund VII, L.P., CD&R Associates VII, Ltd., CD&R Associates VII, L.P. and CD&R Parallel Fund Associates VII, Ltd. is 1403 Foulk Road, Suite 106, Wilmington, DE 19803. The address for each of CDR SVM Co-Investor L.P., CDR SVM Co-Investor L.P., CDR SVM Co-Investor No. 2 L.P. and CD&R Investment Associates VII, Ltd. is c/o M&C Corporate Services Limited, P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands, British West Indies.

(2)
Represents shares held by Citigroup Capital Partners II 2007 Citigroup Investment L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holding, L.P., and CPE Co-Investment (ServiceMaster) LLC, each an affiliate of Citigroup Inc.

(3)
Represents shares held BAS Capital Funding Corporation, Banc of America Capital Investors V, LP, and BACSVM-A, LP, each an affiliate of Bank of America Corporation. BAS Capital Funding Corporation has the right to and may transfer shares of Holdings' common stock to one or more entities controlling, controlled by or under common control with BAS Capital Funding Corporation.

(4)
J.P. Morgan Ventures Corporation is an affiliate of JPMorgan Chase & Co.

(5)
Does not include common stock held by investment funds associated with or designated by Clayton, Dubilier & Rice Inc. Messrs. Giuriceo and Wasserman are directors of The ServiceMaster Company and Holdings and executives of Clayton, Dubilier & Rice, Inc. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by Clayton, Dubilier & Rice, Inc.

(6)
All employees of the Company as a group held 1,993,538 shares of common stock as of December 31, 2007, constituting 1.37% of the total ownership of Holdings.

Equity Compensation Plan Information

        The following table contains information, as of December 31, 2007, about the amount of shares in Holdings, our indirect parent company, to be issued upon the exercise of outstanding options granted under the MSIP.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(1)	9,269,201	$10.00	1,182,261
Equity compensation plans not approved by shareholders	—	—	—
Total	9,269,201	$10.00	1,182,261

(1)
Granted pursuant to the MSIP. For a description of the MSIP, please refer to Item 11, "Compensation Discussion and Analysis".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transaction

        In 2007, our Board approved policies and procedures with respect to the review and approval of certain transactions between ServiceMaster and a "Related Person" (a "Related Person Transaction"), which we refer to as our "Related Person Transaction Policy". Pursuant to the terms of the Related Person Transaction Policy, the Board must review and decide whether to approve or ratify any Related Person Transaction. Any Related Person Transaction is required to be reported to our legal department and the legal department will determine whether it should be submitted to the Board for consideration.

        For the purposes of the Related Person Transaction Policy, a "Related Person Transaction" is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which ServiceMaster (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect interest.

        A "Related Person" as defined in the Related Person Transaction Policy, means any person who is, or at any time since the beginning of ServiceMaster's last fiscal year was, a director or executive officer of ServiceMaster or a nominee to become a director of ServiceMaster; any person who is known to be the beneficial owner of more than 5% of ServiceMaster's or its parent or affiliate's common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owner in which such person has a beneficial ownership interest of 10% or more.

Litigation Program

        Hinshaw & Culbertson has served as ServiceMaster's primary counsel in our national litigation program for our general and automobile liability risks since 2004. Total fees paid to Hinshaw & Culbertson for 2007 in connection with our national litigation program were approximately $5.5 million. Donald Mrozek, Esq., Chairman of Hinshaw & Culbertson, is the brother of Ernest Mrozek, our former Vice Chairman and Chief Financial Officer. Hinshaw & Culbertson served as one of our casualty program law firms prior to Ernest Mrozek's becoming employed by ServiceMaster. Ernest Mrozek did not have management responsibility for our litigation program.

Stockholders Agreement

        On the Closing Date of the Merger, Holdings entered into a stockholders agreement (the "Stockholders Agreement") with investment funds associated with or designated by the Equity Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with each of the Equity Sponsors to elect (or cause to be elected) all of Holdings' directors. The directors include three designees of investment funds associated with CD&R (one of whom shall serve as the chairman and each of whom is entitled to three votes), one designee of BAS Capital Funding Corporation, and one designee of investment funds associated with Citigroup Private Equity LP, subject to adjustment in the case investment funds associated with or designated by certain of the Equity Sponsors sell more than a specified amount of their shareholdings in Holdings. The Stockholders Agreement provides for our chief executive officer to be a director of Holdings, as well as his successor as chief executive officer, subject to the approval of the Holdings board and Clayton, Dubilier & Rice Fund VII, L.P. (the "Lead Investor"). The Stockholders Agreement grants to investment funds associated with the Equity Sponsors special governance rights, including rights of approval over certain corporate and other transactions. The Stockholders Agreement also gives investment funds associated with the Equity Sponsors preemptive rights with respect to certain issuances of equity securities of Holdings and its subsidiaries, including ServiceMaster, subject to certain exceptions, and contains restrictions on the transfer of shares of Holdings, as well as tag-along rights and rights of first offer.

Registration Rights Agreement

        On the closing date of the Merger, Holdings entered into a registration rights agreement, or the "Registration Rights Agreement," with investment funds associated with or designated by the Equity Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, in the case of the Lead Investor at any time and in the case of the other Equity Sponsors at least 18 months following the initial public offering of Holdings common stock, to cause Holdings, at its own expense, to use its best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. In the event Holdings registers any of its common stock following its initial public offering, these investment funds also have the right to require Holdings to use its best efforts to include shares of common stock of Holdings held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for Holdings to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of Holdings' securities.

Consulting Agreement; Transaction Fee Agreement

        On the closing date of the Merger, Holdings and the ServiceMaster Company entered into a consulting agreement, or the "Consulting Agreement," with CD&R, pursuant to which CD&R provides Holdings and its subsidiaries with financial advisory and management consulting services. Pursuant to the Consulting Agreement, Holdings will pay or cause to be paid to CD&R an annual fee of $2 million for such services, plus expenses, unless the Equity Sponsors (or the disinterested directors of Holdings) agree to a higher amount, and Holdings will also pay to CD&R a fee for certain types of future transactions that Holdings or its subsidiaries complete. If an individual designated by CD&R serves in an executive management position, Holdings will pay CD&R an additional fee to be reasonably determined by CD&R, but not to exceed the amount of the annual fee then in effect.

        In connection with the Merger, Holdings and ServiceMaster entered into a Transaction Fee Agreement, pursuant to which they paid an aggregate fee of $55 million to the Equity Sponsors and reimbursed certain expenses of the Equity Sponsors and their affiliates.

Indemnification Agreements

        Holdings and ServiceMaster have entered into indemnification agreements with the Equity Sponsors and Holdings stockholders affiliated with the Equity Sponsors, pursuant to which Holdings and ServiceMaster will indemnify the Equity Sponsors, the Holdings stockholders affiliated with the Equity Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of the consulting agreement and transaction fee agreement described above under "—Consulting Agreement; Transaction Fee Agreement" and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

Director Independence

        Though not formally considered by our Board because our common stock is no longer registered with the SEC or traded on any national securities exchange, based upon the listing standards of the NYSE, the national securities exchange upon which our common stock was traded prior to the Merger, we do not believe that either of our directors would be considered "independent" because of their relationships with CD&R. See "Consulting Agreement; Transaction Fee Agreement" above.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The then standing Audit and Finance Committee (the "Audit Committee") selected Deloitte & Touche LLP as our independent auditors for 2007.

        Audit and Non-Audit Fees    The Company has a Public Accounting Firm Policy that includes requiring approval of all audit, audit-related and non-audit related services to be provided by our independent auditors. The policy requires that all services provided to ServiceMaster by our independent auditors, Deloitte & Touche LLP, such as audit services and permitted audit-related and non-audit related services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit, audit-related and non-audit-related services provided by Deloitte & Touche LLP during 2006 and 2007.

        The following table presents, for 2007 and 2006, fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP. In accordance with the Securities and Exchange Commission's definitions and rules, "audit fees" are fees ServiceMaster paid Deloitte & Touche LLP for professional services for the audit of ServiceMaster's consolidated financial statements included in ServiceMaster's Annual Report on Form 10-K, review of the financial statements included in ServiceMaster's quarterly reports on Form 10-Q and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of ServiceMaster's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any products and services provided by Deloitte & Touche LLP not included in the first three categories.

	2007	2006
(1) Audit Fees(a)	$5,407,000	$3,816,990
(2) Audit-Related Fees(b)	64,900	102,929
(3) Tax Fees(c)	782,816	428,868
(4) All other Fees	—	—

    (a)
    Includes $1.5 million in fees related to the audit of the Transactions and the application of purchase accounting in conjunction with the Merger in 2007.

    (b)
    Principally represents fees paid in connection with the audits of the employee benefit plan and other services, primarily related to discontinued operations.

    (c)
    Includes $41,600 and $64,400 related to services rendered in connection with tax compliance and tax return preparation fees for 2007 and 2006, respectively.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements, Schedules and Exhibits.

1.
Financial Statements

  Report of Independent Registered Public Accounting Firm contained in Part II, Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Financial Position as of December 31, 2007 (Successor) and 2006 (Predecessor) contained in Part II, Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Operations for the period from July 25, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through July 24, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor) contained in Part II, Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Cash Flows for the period from July 25, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through July 24, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor) contained in Part II, Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Shareholders' Equity for the period from July 25, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through July 24, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor) contained in part II, Item 8 of this Annual Report on Form 10-K.

  Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

2.
Financial Statements Schedules

        The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K:

  Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

  Schedule II—Valuation and Qualifying Accounts

3.
Exhibits

        The exhibits filed with this report are listed on pages 143-146 (the "Exhibits Index"). Entries marked by an asterisk next to the exhibit's number identify management contracts, compensatory plans, or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SERVICEMASTER COMPANY
Date: March 27, 2008	By	/s/ J. PATRICK SPAINHOUR J. Patrick Spainhour Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. PATRICK SPAINHOUR J. Patrick Spainhour	Chief Executive Officer (Principal Executive Officer)	March 27, 2008
/s/ STEVEN J. MARTIN Steven J. Martin	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2008
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director	March 27, 2008
/s/ DAVID H. WASSERMAN David H. Wasserman	Director	March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The ServiceMaster Company
Memphis, Tennessee

        We have audited the consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2007 (Successor Company) and December 31, 2006 (Predecessor Company), and the related consolidated statements of operations, shareholders' equity, and cash flows for the period January 1, 2007 through July 24, 2007 (Predecessor Company), the period July 25, 2007 through December 31, 2007 (Successor Company), and the years ended December 31, 2006 and 2005 (Predecessor Company), and the Company's internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated March 19, 2008 (which express an unqualified opinion and include an explanatory paragraph concerning the change in basis for the consolidated financial statements for the period after July 24, 2007 as a result of the application of purchase accounting as of July 25, 2007); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 19, 2008

SCHEDULE II
THE SERVICEMASTER COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
FOR THE PERIOD FROM JULY 25, 2007 TO DECEMBER 31, 2007 (SUCCESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$21,924	$19,618	$22,122	$19,420
Notes receivable	1,387	241	54	1,574
Income tax valuation allowance	8,786	374	129	9,031
FOR THE PERIOD FROM JANUARY 1, 2007 TO JULY 24, 2007 (PREDECESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$17,145	$23,971	$19,192	$21,924
Notes receivable	1,549	119	281	1,387
Income tax valuation allowance	1,800	6,986	—	8,786
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2006 (PREDECESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$16,456	$38,965	$38,276	$17,145
Notes receivable	1,246	542	239	1,549
Income tax valuation allowance	—	1,800	—	1,800
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2005 (PREDECESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$19,526	$42,574	$45,644	$16,456
Notes receivable	2,213	307	1,274	1,246
Income tax valuation allowance	—	—	—	—

(1)
Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the remaining items reflect cash payments.

Exhibit Index

Description of Index

3(i)	Amended and Restated Certificate of Incorporation, amended as of July 24, 2007, is incorporated by reference to Exhibit 3(i) to the registrant's Current Report on Form 8-K dated July 30, 2007 (the "2007 8-K").
3(ii)	Bylaws, amended as of July 24, 2007, are incorporated by reference to Exhibit 3(ii) to the 2007 8-K.
4.1
Indenture dated as of August 15, 1997 between The ServiceMaster Company (the "Company") and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-3 (File No. 333-32167) (the "1997 S-3").
4.2
First Supplemental Indenture dated as of August 15, 1997 between the Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").
4.3
Second Supplemental Indenture dated as of January 1, 1998 between the Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K dated February 26, 1998.
4.4
Third Supplemental Indenture dated as of March 2, 1998 between the Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 27, 1998 (the "1998 8-K").
4.5	Form of 7.45% Note due August 14, 2027 is incorporated by reference to Exhibit 4.2 to the 1997 S-3.
4.6	Form of 7.10% Note due March 1, 2018 is incorporated by reference to Exhibit 4.1 to the 1998 8-K.
4.7	Form of 7.25% Note due March 1, 2038 is incorporated by reference to Exhibit 4.2 to the 1998 8-K.
10.1
Term Loan Credit Agreement, dated as of July 24, 2007, among CDRSVM Acquisition Co., Inc. ("Acquisition Co."), certain other Loan Parties (as defined therein), the lenders party thereto, and Citibank, N.A., as administrative agent (in such capacity, the "Term Loan Administrative Agent") and collateral agent (in such capacity, the "Term Loan Collateral Agent") and letter of credit facility issuing bank and JPMorgan Chase Bank, N.A., as syndication agent is incorporated by reference to Exhibit 10.1 to the 2007 8-K.
10.2	Term Loan Assumption Agreement, dated as of July 24, 2007, between Acquisition Co. and the Company is incorporated by reference to Exhibit 10.2 to the 2007 8-K.
10.3
Guarantee and Collateral Agreement, dated as of July 24, 2007, made by the Company and the other Granting Parties (as defined therein), in favor of the Term Loan Administrative Agent and the Term Loan Collateral Agent is incorporated by reference to Exhibit 10.3 to the 2007 8-K.

10.4
Security Agreement, dated as of July 24, 2007, made by the Company and ServiceMaster Consumer Services Limited Partnership, in favor of the Term Loan Collateral Agent and Term Loan Administrative Agent is incorporated by reference to Exhibit 10.4 to the 2007 8-K.
10.5
Term Loan Amendment Letter, dated as of July 30, 2007, among the Company, the Commitment Letter Lenders and Joint Lead Arrangers (each as defined therein) parties thereto, and the other parties thereto is incorporated by reference to Exhibit 10.5 to the 2007 8-K.
10.6
Revolving Credit Agreement, dated as of July 24, 2007, among the Company, certain other Loan Parties (as defined therein), the lenders party thereto, and Citibank, N.A., as administrative agent (in such capacity, the "Revolving Administrative Agent"), collateral agent (in such capacity, the "Revolving Collateral Agent") and issuing bank and JPMorgan Chase Bank, N.A., as syndication agent is incorporated by reference to Exhibit 10.6 to the 2007 8-K.
10.7
Guarantee and Collateral Agreement, dated as of July 24, 2007, made by the Company and the other Granting Parties (as defined therein), in favor of the Revolving Collateral Agent and the Revolving Administrative Agent is incorporated by reference to Exhibit 10.7 to the 2007 8-K.
10.8
Security Agreement, dated as of July 24, 2007, made by the Company and ServiceMaster Consumer Services Limited Partnership, in favor of the Revolving Collateral Agent and Revolving Administrative Agent is incorporated by reference to Exhibit 10.8 to the 2007 8-K.
10.9
Senior Interim Loan Credit Agreement, dated as of July 24, 2007, among Acquisition Co., the several lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the "Interim Loan Administrative Agent") and Citigroup Global Markets Inc., as syndication agent is incorporated by reference to Exhibit 10.9 to the 2007 8-K.
10.10	Senior Interim Loan Assumption Agreement, dated as of July 24, 2007, between Acquisition Co. and the Company is incorporated by reference to Exhibit 10.10 to the 2007 8-K.
10.11
Guarantee Agreement, dated as of July 24, 2007, made by the Subsidiary Parties (as defined therein), in favor of the Interim Loan Administrative Agent is incorporated by reference to Exhibit 10.11 to the 2007 8-K.
10.12
Transaction Fee Agreement, dated as of July 24, 2007, among the Company, CDRSVM Topco, Inc. ("Holdings"), Clayton Dubilier & Rice, Inc., Bank of America Capital Investors V, L.P., Citigroup Alternative Investments LLC and J.P. Morgan Ventures Corporation is incorporated by reference to Exhibit 10.12 to the 2007 8-K.
10.13	Consulting Agreement, dated as of July 24, 2007, among the Company, Holdings, and Clayton Dubilier & Rice, Inc. is incorporated by reference to Exhibit 10.13 to the 2007 8-K.
10.14(a)
Indemnification Agreement, dated as of July 24, 2007, among the Company and Holdings and Clayton Dubilier & Rice, Inc., Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CDR SVM Co-Investor L.P. and CD&R Parallel Fund VII, L.P. is incorporated by reference to Exhibit 10.14(a) to the 2007 8-K.

10.14(b)
Indemnification Agreement, dated as of July 24, 2007, among the Company and Holdings and Banc of America Capital Investors V, L.P., BAS Capital Funding Corporation, BACSVM, L.P., Banc of America Strategic Investments Corporation, Banc of America Capital Management V, L.P., BACM I GP, LLC and BA Equity Co-Invest GP LLC is incorporated by reference to Exhibit 10.14(b) to the 2007 8-K.
10.14(c)
Indemnification Agreement, dated as of July 24, 2007, among the Company and Holdings and Citigroup Capital Partners II 2007 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holdings, L.P., CPE Co-Investment (ServiceMaster) LLC and Citigroup Private Equity LP is incorporated by reference to Exhibit 10.14(c) to the 2007 8-K.
10.14(d)	Indemnification Agreement, dated as of July 24, 2007, among the Company and Holdings and J.P. Morgan Ventures Corporation is incorporated by reference to Exhibit 10.14(d) to the 2007 8-K.
10.15
Intercreditor Agreement, dated as of July 24, 2007, between the Revolving Administrative Agent and Revolving Collateral Agent and the Term Loan Administrative Agent and Term Loan Collateral Agent is incorporated by reference to Exhibit 10.15 to the 2007 8-K.
10.16*
Corporate Performance Plan, formerly known as the 2001 Long-Term Performance Award Plan, as amended March 16, 2001, is incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.17*	Annual Bonus Plan is incorporated by reference to Exhibit C to the April 16, 2003 Proxy Statement relating to The ServiceMaster Company's 2003 Annual Meeting of Shareholders held May 21, 2003.
10.18*
ServiceMaster Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated December 14, 2005.
10.19*
Employment Agreement dated August 16, 2006, effective as of June 30, 2006, between the Company and J. Patrick Spainhour is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated August 15, 2006.
10.20*
Change in Control Severance Agreement dated August 16, 2006 between the Company and J. Patrick Spainhour is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated August 15, 2006.
10.21*
Employment Agreement dated as of April 1, 2002 between the Company and Mitchell T. Engel is incorporated by reference to Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.22*	Agreement dated as of November 15, 2006 between the Company and Ernest J. Mrozek is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated November 16, 2006.
10.23*	Agreement, dated as of September 27, 2007, between Ernie Mrozek and the Company is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated September 28, 2007.
10.24*
Separation Agreement and General Release dated as of February 26, 2007 between the Company and Jim Kaput is incorporated by reference to Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 10-K").

10.25*	Separation Agreement and General Release dated as of February 26, 2007 between the Company and Mitchell T. Engel is incorporated by reference to Exhibit 10.34 to the 2006 10-K.
10.26*	Agreement, dated as of August 31, 2007, between Scott Cromie and the Company is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated September 4, 2007.
10.27*	Form of change in control severance agreement is incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
10.28*	2007 Long-Term Incentive Plan ("LTIP") is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated March 20, 2007.
10.29*	Form of Participation Unit Award Agreement under the LTIP is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated March 20, 2007.
10.30*†	ServiceMaster Global Holdings, Inc. Stock Incentive Plan ("MSIP").
10.31*†	Form of Employee Stock Subscription Agreement under the MSIP.
10.32*†	Form of Employee Stock Option Agreement under the MSIP.
10.33*†	Form of Employee Deferred Share Unit Agreement under the MSIP.
10.34*†	Form of Participation Agreement under the MSIP.
21†	Subsidiaries.
31.1†	Certification of Chief Executive Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates compensatory plan, contract or arrangement.

†
Filed herewith

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations (In thousands)
Consolidated Statements of Financial Position (In thousands, except share data)
Consolidated Statements of Shareholders' Equity (In thousands)
Consolidated Statements of Cash Flows (In thousands)
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
REPORT OF THE BOARD OF DIRECTORS
SUMMARY COMPENSATION TABLE
2007 GRANTS OF PLAN-BASED AWARDS
2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
2007 OPTION EXERCISES AND STOCK VESTED
2007 NONQUALIFIED DEFERRED COMPENSATION
2007 DIRECTOR COMPENSATION TABLE
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCHEDULE II THE SERVICEMASTER COMPANY VALUATION AND QUALIFYING ACCOUNTS (In thousands)
Exhibit Index