Form 10-Q
period 2008-03-31
SERVICEMASTER CO
filed 2008-05-14
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

On July 24, 2007, the registrant completed a transaction pursuant to an Agreement and Plan of Merger, dated as of March 18, 2007, among the registrant and two corporations formed to effect the merger transactions. As a result of the merger transaction, the registrant became a privately held corporation and its equity shares are no longer publicly traded. At April 28, 2008, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

The ServiceMaster Company is not required to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, and is doing so on a voluntary basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Successor	Predecessor
	Three	Three
	months ended	months ended
	March 31, 2008	March 31, 2007
Operating Revenue	$632,231	$673,495

Operating Costs and Expenses:
Cost of services rendered and products sold	417,368	443,350
Selling and administrative expenses	171,116	193,219
Amortization expense	50,674	2,266
Merger related charges	50	2,540
Restructuring charges	3,325	7,058
Total operating costs and expenses	642,533	648,433

Operating (Loss) Income	(10,302)	25,062

Non-operating Expense (Income):
Interest expense	89,586	14,264
Interest and net investment loss (income)	6,045	(8,066)
Minority interest and other expense, net	132	2,049

(Loss) Income from Continuing Operations before Income Taxes	(106,065)	16,815
(Benefit) provision for income taxes	(30,971)	6,767

(Loss) Income from Continuing Operations	(75,094)	10,048

Loss from businesses held pending sale and discontinued operations, net of income taxes	(748)	(1,499)
Net (Loss) Income	$(75,842)	$8,549

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position (Unaudited)

(In thousands, except share data)

	Successor
	As of March 31,	As of December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$155,195	$207,219
Marketable securities	88,857	108,816
Receivables, less allowance of $20,104 and $20,994, respectively	324,756	336,068
Inventories	83,329	72,352
Prepaid expenses and other assets	80,901	26,843
Deferred customer acquisition costs	58,540	25,322
Deferred taxes	45,896	48,177
Assets of businesses held pending sale and discontinued operations	36,276	42,474
Total Current Assets	873,750	867,271
Property and Equipment:
At cost	215,783	210,144
Less: accumulated depreciation	(33,780)	(22,147)
Net property and equipment	182,003	187,997

Other Assets:
Goodwill	3,050,471	3,049,923
Intangible assets, primarily trade names, service marks and trademarks, net	3,136,060	3,185,253
Notes receivable	24,799	26,401
Long-term marketable securities	148,195	152,974
Other assets	35,829	36,299
Debt issuance costs	75,697	84,942
Total Assets	$7,526,804	$7,591,060

Liabilities and Shareholder’s Equity

Current Liabilities:
Accounts payable	$130,768	$103,400
Accrued liabilities:
Payroll and related expenses	71,123	132,054
Self-insured claims and related expenses	81,549	84,781
Other	128,895	138,049
Deferred revenue	493,928	408,476
Liabilities of businesses held pending sale and discontinued operations	12,125	12,983
Current portion of long-term debt	89,185	53,564
Total Current Liabilities	1,007,573	933,307

Long-Term Debt	4,067,698	4,077,247

Long-Term Liabilities:
Deferred taxes	1,029,967	1,079,500
Liabilities of businesses held pending sale and discontinued operations	7,640	7,765
Other long-term obligations, primarily self-insured claims	199,254	189,707
Total Long-Term Liabilities	1,236,861	1,276,972

Commitments and Contingencies (See Note 5)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,433,064	1,431,400
Retained deficit	(199,362)	(123,520)
Accumulated other comprehensive loss	(19,030)	(4,346)
Total Shareholder’s Equity	1,214,672	1,303,534
Total Liabilities and Shareholder’s Equity	$7,526,804	$7,591,060

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Successor	Predecessor
	Three	Three
	months ended	months ended
	March 31, 2008	March 31, 2007
Cash and Cash Equivalents at Beginning of Period	$207,219	$123,675

Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(75,842)	8,549
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Loss from discontinued operations	748	1,499
Depreciation expense	12,558	12,030
Amortization expense	50,676	2,266
Amortization of debt issuance costs	9,245	569
Option and restricted stock expense	1,664	1,555
Restructuring charges	3,325	7,058
Cash payments related to restructuring charges	(13,874)	(2,549)
Merger related charges	50	2,540
Change in working capital, net of acquisitions:
Current and deferred income taxes	(31,407)	(10,074)
Receivables	12,971	(9,314)
Inventories and other current assets	(95,764)	(84,340)
Accounts payable	28,326	153
Deferred revenue	84,953	62,787
Accrued liabilities	(54,835)	(30,378)
Other, net	1,676	1,501
Net Cash Used for Operating Activities from Continuing Operations	(65,530)	(36,148)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(9,049)	(12,244)
Sale of equipment and other assets	711	146
Acquisition of The ServiceMaster Company	(16,163)	(1,462)
Other business acquisitions, net of cash acquired	(4,385)	(13,312)
Notes receivable, financial investments and securities	14,370	405
Net Cash Used for Investing Activities from Continuing Operations	(14,516)	(26,467)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	76,350	352,901
Payments of debt	(52,793)	(292,624)
Shareholders’ dividends	—	(34,990)
Proceeds from employee share plans	—	26,527

Net Cash Provided from Financing Activities from Continuing Operations	23,557	51,814
Cash Flows from Discontinued Operations:
Cash provided from operating activities	4,560	1,328
Cash used for investing activities	(44)	(109)
Cash used for financing activities	(51)	(82)
Net Cash Provided from Discontinued Operations	4,465	1,137

Cash Decrease During the Period	(52,024)	(9,664)

Cash and Cash Equivalents at End of Period	$155,195	$114,011

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

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

Although ServiceMaster continued as the same legal entity after the Merger, the accompanying condensed consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The Company refers to the operations of ServiceMaster for both the Predecessor and Successor periods. The condensed consolidated statements of financial position as of March 31, 2008 and December 31, 2007 and the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2008 reflect the financial position, operations and cash flows of the Successor. The condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2007 reflect the operations and cash flows of the Predecessor.

As a result of the consummation of the Merger and the application of purchase accounting described in Note 3, the condensed consolidated financial statements for the Predecessor and Successor are not comparable.

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007 (“2007 Annual Report”). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation.  The financial results as well as the assets and liabilities related to InStar have been classified in the financial statement caption “businesses held pending sale and discontinued operations” in all periods due to the classification of InStar as held for sale in 2007.  The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

Note 2. Significant Accounting Policies

The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed from those disclosed in the 2007 Annual Report.

Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs.  Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method).  Home warranty contract revenue is recognized based on the expected emergence of total claim costs.  The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenue from trade name licensing arrangements is recognized when earned.  The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchise revenue (which in the aggregate represents approximately five percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were approximately $14 million and $12 million for the three months ended March 31, 2008 and 2007, respectively, and consolidated operating (loss) income from continuing operations was approximately ($10 million) and $25 million for the three months ended March 31, 2008 and 2007, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s consolidated financial statements for all periods.

The Company had $494 million and $408 million of deferred revenue at March 31, 2008 and December 31, 2007, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranty, termite, pest control and lawn care services.

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

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2008 and December 31, 2007.

The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the 2007 Annual Report presented the significant areas that require the use of management’s estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; and the valuation of tangible and intangible assets.

Note 3. Acquisition of ServiceMaster

As discussed in Note 1, the Merger was completed on July 24, 2007.

Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliates of, Clayton, Dubilier & Rice, Inc. (“CD&R”), Citigroup Private Equity L.P., BAS Capital Funding Corporation and J.P. Morgan Ventures Corporation (collectively, the “Equity Sponsors”).

Equity contributions totaling $1,431 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million senior unsecured interim loan facility (“Interim Loan Facility”), (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility (the “Revolving Credit Facility”).

In connection with the Merger and the related transactions (the “Transactions”), ServiceMaster retired certain of its existing indebtedness, including ServiceMaster’s $179.0 million, 7.875% notes due August 15, 2009 (the “2009 Notes”). On the Closing Date, the 2009 Notes were called for redemption and they were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster’s $49.2 million, 6.95% notes due August 15, 2007.

See Note 14 to the consolidated financial statements in the 2007 Annual Report for a description of the Company’s indebtedness.

The Company accounted for the Merger in accordance with SFAS No. 141, “Business Combinations”, which requires the cost of the Merger to be allocated to the assets and liabilities of the

Company based on fair value. The Merger and the allocation of the purchase price have been recorded as of July 25, 2007.

The excess of the purchase price over the net tangible and intangible assets acquired was recorded as goodwill. The Company recorded purchase accounting adjustments to increase the carrying value of property, to establish intangible assets for trade names, service marks and trademarks (“trade names”), customer relationships, franchise agreements, backlog and lease commitments, among other things, as well as to reduce to fair value deferred revenue and deferred customer acquisition costs.

Allocation of the purchase price for the Merger of the Company was based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property and equipment and transaction costs. Revisions to the preliminary purchase price allocation will be made as additional information becomes available, but such revisions are not expected to be material to the Company’s balance sheet or results of operations. The Company expects to finalize the allocation of the purchase price during the second quarter of 2008.

The purchase price has been allocated on a preliminary basis as follows:

(In millions)
Purchase consideration	$4,891
Net assets acquired (historical basis)	(1,262)
Purchase price in excess of historical assets	$3,629
Identifiable intangible assets:
Trade names	$2,484
Customer relationships	652
Franchise agreements	88
Backlog	68
Subcontractor and realtor network	10
Favorable lease commitments	10
Software	17
Total identifiable intangible assets	3,329
Eliminate historical basis of identifiable intangible assets	(249)
Net adjustment to identifiable intangible assets	3,080
Goodwill	1,375
Current assets (deferred customer acquisition costs)	(68)
Current liabilities (primarily deferred revenue)	94
Fixed assets	29
Fair value adjustment to existing debt	88
Other non-current liabilities	(5)
Historical debt issuance fees written off	(16)
Deferred taxes	(951)
Other	3
Allocation of purchase price in excess of historical assets	$3,629

Goodwill and most trade names are indefinite-lived intangible assets. As a result, goodwill and indefinite-lived trade names will not be amortized but will be evaluated for impairment at least annually.

The Company incurred certain costs related to the Merger that are presented as “Merger related charges” in the Condensed Consolidated Statements of Operations and are recorded in the Other Operations and Headquarters business segment.

Note 4. Restructuring Charges

The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions (“Fast Forward”). Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company’s work processes around its operational and strategic objectives. It is expected that Fast Forward will be effected in phases. The first phase involves, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield’s call center located in Santa Rosa, California. The second phase is expected to include the organization of certain corporate support functions into Centers of Excellence (“COE”s) which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings. The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is expected to begin implementation in the second half of 2008.

In connection with Fast Forward, the Company incurred costs in the three months ended March 31, 2008 of approximately $2.6 million. Such costs include consulting fees of approximately $1.6 million and severance and other costs of approximately $1.0 million. No restructuring charges related to Fast Forward were incurred in the three months ended March 31, 2007.

The 2007 first quarter results include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois.  The transition to Memphis was substantially completed in 2007.  Almost all costs related to the transition were cash expenditures, and, in accordance with GAAP, these costs were expensed throughout the transition period.  In the three months ended March 31, 2007, the Company recognized charges of approximately $7.1 million.  These charges consisted of $6.1 million of employee retention and severance and $1.0 million of recruiting and related costs.

During the three months ended March 31, 2008, the Company incurred an additional $0.7 million relating to this relocation, which includes additional severance and other costs.

The pretax charges discussed above are reported in the “Restructuring charges” line in the Condensed Consolidated Statements of Operations.

Note 5. Commitments and Contingencies

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks.  The Company has both self-insured retention limits and layers of excess insurance coverage above such self-insured retention limits that is insured by third parties.  The Company is required to pay all claims that fall below the retention limits.  As of March 31, 2008 and December 31, 2007, the Company had total accrued self-insured claims of $154 million and $159 million, respectively.  During the three months ended March 31, 2008 and 2007, the Company recorded provisions for uninsured claims totaling $8 million and $12 million, respectively, and the Company paid claims totaling $14 million and $16 million, respectively.  The Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses.  This actuarially determined provision and related accrual includes both known claims, as well as incurred but not reported claims.  The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

The Company has guarantees on certain bonds issued by divested companies, primarily performance type bonds. The maximum payments the Company could be required to make if the buyers are unable to fulfill their obligations is approximately $9 million at March 31, 2008. All of the bonds are scheduled to expire in 2008, but may be extended depending on the completion of the related projects. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s business, financial condition, annual results of operations or cash flows.

In the ordinary course of conducting its business activities, the Company becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities.  These proceedings include general and commercial liability and employment actions as well as a small number of environmental proceedings. The Company does not expect any of these proceedings to have a material effect on the Company’s business, financial condition, annual results of operations or cash flows.

Note 6. Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total
Balance at Dec. 31, 2007	$1,143,670	$47,872	$1,323,953	$350,079	$184,349	$3,049,923
Acquisitions	1,992	—	2,122	—	—	4,114
Other (1)	(1,420)	(572)	(1,539)	(581)	546	(3,566)
Balance at March 31, 2008	$1,144,242	$47,300	$1,324,536	$349,498	$184,895	$3,050,471

(1) Primarily reflects adjustments to the preliminary purchase price allocation related to the Merger.  Also reflects the impact of the resolution of certain tax items and the amortization of tax deductible goodwill.

The table below summarizes the other intangible asset balances for continuing operations:

	March 31,	December 31,
(In thousands)	2008	2007
Trade names(1)	$2,468,200	$2,468,200
Other intangible assets	851,196	849,715
Accumulated amortization	(183,336)	(132,662)
Net other intangibles	667,860	717,053
Total	$3,136,060	$3,185,253

(1)                                  Not subject to amortization.

Note 7. Stock-Based Compensation

During the Successor three months ended March 31, 2008 and the Predecessor three months ended March 31, 2007, share-based compensation expense was approximately $1.7 million ($1.2 million after-tax) and $1.6 million ($1.0 million after-tax), respectively.

As of March 31, 2008, there was approximately $25.8 million of total unrecognized compensation cost related to non-vested options to purchase shares of Holdings stock. These remaining costs are expected to be recognized over the remaining 3.7 years of the four-year requisite service period.

Note 8. Supplemental Cash Flow Information

In the Condensed Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less when purchased. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the Successor three months ended March 31, 2008 and the Predecessor three months ended March 31, 2007 is presented in the following table:

	Successor	Predecessor
	Three	Three
(In thousands)	months ended	months ended
Cash paid for or (received from):	March 31, 2008	March 31, 2007
Interest expense	$90,149	$25,444
Interest and investment income	(2,636)	(8,981)
Income taxes, net of refunds	775	15,900

Cash received from interest and investment income primarily reflects investment income and gains realized on the investment portfolio at American Home Shield.

Note 9. Comprehensive Income

Total comprehensive loss was $14.7 million for the Successor three months ended March 31, 2008 and $10 million for the Predecessor three months ended March 31, 2007. Total comprehensive income primarily includes net income, unrealized gains/(losses) on marketable securities, unrealized gains/(losses) on derivative instruments and the effect of foreign currency translation.

Note 10. Receivable Sales

The Company has an arrangement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen LawnCare and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding Company LLC. ServiceMaster Funding Company LLC has entered into an arrangement pursuant to which it may transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding Company LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the Successor three months ended March 31, 2008 and the Predecessor three months ended March 31, 2007, there were no receivables sold to third parties under this arrangement. However, the Company may sell its receivables in the future which would provide an alternative funding source. The arrangement is a 364-day facility that is renewable at the option of ServiceMaster Funding Company LLC, with a final termination date of July 17, 2012. The Company may sell up to $70 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and could, at times, limit the amount available to the Company. There is presently only one purchaser that is required to purchase receivables under the arrangement.  If this purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company may be reduced or eliminated.

Note 11. Cash and Marketable Securities

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The Company recorded an impairment charge of approximately $5.2 million ($3.7 million after-tax) and $0.6 million ($0.4 million after-tax) during the three months ended March 31, 2008 and 2007, respectively, due to other than temporary declines in the value of certain investments..  The unrealized gains in the investment portfolio were approximately $8.2 million and $18.2 million as of March 31, 2008 and 2007, respectively. Unrealized losses were approximately $5.3 million and $2.5 million as of March 31, 2008 and 2007, respectively.  There were no unrealized losses older than one year at March 31, 2008. There were approximately $1.3 million of unrealized losses older than one year at March 31, 2007.  The aggregate fair value of the investments with unrealized losses totaled $43.6 million and $85.4 million at March 31, 2008 and 2007, respectively.  The Company’s marketable securities consist primarily of corporate bonds and common equity securities.

Note 12. Long-Term Debt

Long-term debt at March 31, 2008 and December 31, 2007 is summarized in the following table:

(In thousands)	March 31, 2008	December 31, 2007
Senior secured term loan facility maturing in 2014	$2,630,125	$2,636,750
Senior unsecured interim loan facility maturing in 2008	1,150,000	1,150,000
Revolving credit facility maturing in 2013	45,000	—
7.10% notes maturing in 2018 (1)	60,201	59,772
7.45% notes maturing in 2027 (1)	143,140	142,457
7.25% notes maturing in 2038 (1)	58,393	58,206
Other	70,024	83,626
Less current portion	(89,185)	(53,564)
Total long-term debt	$4,067,698	$4,077,247

(1)           The increase from the balance at December 31, 2007 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

In February 2008, the Company entered into two 3-year interest rate swap agreements and one 4-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the 3-year agreements was $250 million and the total notional amount of the 4-year swap agreement was $250 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.15% on the $250 million notional amount of 3-year swap agreements and 3.48% on the 4-year swap agreement. The Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, the effective interest rate for $500 million of the term loans is fixed at a rate between 5.90% and 6.23%, including the borrowing margin described in Note 14 to the consolidated financial statements in the 2007 Annual Report. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

Note 13. Businesses Held Pending Sale and Discontinued Operations

Reported “loss from businesses held pending sale and discontinued operations, net of income taxes” for all periods presented include the operating results of the sold and discontinued businesses noted in the 2007 Annual Report. The operating results and financial position of discontinued operations are as follows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2008	March 31, 2007
Operating Results:
Operating revenue	$17,806	$22,400
Operating income	(1,137)	(2,473)
Interest expense	(41)	(19)
Pretax loss	(1,178)	(2,492)
Benefit from income taxes	(430)	(993)
Loss from businesses held pending sale and discontinued operations	$(748)	$(1,499)

	March 31, 2008	December 31, 2007
Financial Position:
Current assets	$36,276	$42,474
Current liabilities	12,125	12,983
Long-term liabilities	7,640	7,765
Total liabilities	$19,765	$20,748

The table below summarizes the activity during the three months ended March 31, 2008 for the remaining liabilities from operations that were disposed of in years prior to 2008. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at Dec. 31, 2007	Cash Payments or Other	(Income)/ Expense	Balance at Mar. 31, 2008
Remaining liabilities of discontinued operations:
ARS/AMS	$2,384	$(134)	$192	$2,442
LandCare Construction	1,257	(44)	(17)	1,196
LandCare utility line clearing business	1,350	(48)	—	1,302
Certified Systems, Inc. and other	6,721	269	—	6,990

Note 14. Income Taxes

As of March 31, 2008 and December 31, 2007, the Company had $14.2 million and $13.3 million, respectively, of tax items primarily reflected in state tax returns that had not been recognized for financial reporting (“unrecognized tax benefits”).  If recognized prior to December 31, 2008, $12.6 million ($9.1 million, net of federal and state tax effects) would be recorded as a purchase accounting adjustment to goodwill and $1.6 million ($1.2 million, net of federal and state tax effects) would affect the Company’s effective tax rate.

Up to $4.9 million of the Company’s unrecognized tax benefits could be recognized within the next twelve months. The Company recognized approximately $0.2 million of its unrecognized tax benefits during the Successor three months ended March 31, 2008 and approximately $0.4 million during the Predecessor three months ended March 31, 2007.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions.  The Company has been audited by the United States Internal Revenue Service (“IRS”) through 2005 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2001.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. As previously disclosed, the U.S. federal tax returns filed by the Company through the 2005 return have been reviewed by the IRS. The Company paid $5 million primarily in the first quarter of 2006 relating to the resolution of the 2003 and 2004 audits. In the fourth quarter of 2006, the IRS completed the audit of the Company’s tax return for 2005, with no adjustments or additional payments. The IRS commenced examinations of the Company’s U.S. federal income tax returns for 2006 and 2007 in the first quarter of 2006 and 2007, respectively, which are anticipated to be completed by the end of 2008. At this time, the outcome of these audits is not known and no significant adjustments have been proposed by the IRS pertaining to these audit periods. Two state tax authorities are in the process of auditing state income tax returns of various subsidiaries. One state audit is at the appeals level. If state authorities were to prevail with their assessments, the Company does not anticipate that these adjustments would have a material impact on the Company’s financial position, annual results of operations or cash flows.

The Company’s policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the Successor three months ended March 31, 2008 and the Predecessor three months ended March 31, 2007, the Company recognized interest expense of approximately $0.6 million and $0.1 million, respectively, through the tax provision. As of March 31, 2008 and December 31, 2007, the Company had accrued for the payment of interest and penalties of approximately $3.3 million ($2.0 million, net of federal and state tax effects) and $2.4 million ($1.4 million, net of federal and state tax effects), respectively.

Note 15. Business Segment Reporting

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

Segment information for continuing operations is presented below.

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
(In thousands)	March 31, 2008	March 31, 2007
Operating Revenue:
TruGreen LawnCare	$134,442	$132,672
TruGreen LandCare	78,652	102,942
Terminix	261,648	262,172
American Home Shield	105,418	125,187
Other Operations and Headquarters	52,071	50,522
Total Operating Revenue	$632,231	$673,495
Operating (Loss) Income:(1,2)
TruGreen LawnCare	(34,059)	(11,593)
TruGreen LandCare	2,091	66
Terminix	43,213	44,771
American Home Shield	(17,692)	7,021
Other Operations and Headquarters(2)	(3,855)	(15,203)
Total Operating (Loss) Income	$(10,302)	$25,062

(1)                                Presented below is a reconciliation of segment operating (loss) income to (loss) income from continuing operations before income taxes.

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
(In thousands)	March 31, 2008	March 31, 2007
Segment Operating (Loss) Income	$(10,302)	$25,062
Non-operating expense (income):
Interest expense	89,586	14,264
Interest and net investment loss (income)	6,045	(8,066)
Minority interest and other expense, net	132	2,049
(Loss) Income from Continuing Operations before Income Taxes	$(106,065)	$16,815

(2)                                The results include restructuring charges for severance, as well as costs associated with Fast Forward, and payments for employee retention and severance related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $3.3 million in the three months ended March 31, 2008 and $7.1 million in the three months ended March 31, 2007. The results also include Merger charges related to the purchase of ServiceMaster by a group of investors led by Clayton, Dubilier & Rice, Inc. The Merger related charges totaled $0.05 million pretax in the three months ended March 31, 2008 and $2.5 million pretax in the three months ended March 31, 2007.

Note 16. Related Party Transactions

In connection with the Transactions, the Company entered into a consulting agreement with Clayton, Dubilier & Rice, Inc. (“CD&R”) under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2 million.  This fee is payable quarterly.  The Company recorded a management fee of $0.5 million for the three months ended March 31, 2008. There was no management fee recorded for the three months ended March 31, 2007. The consulting agreement also provides that CD&R may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions.

Note 17. Newly Issued Accounting Statements and Positions

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. There are no new fair value measurements required. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The Company has assessed the impact of this Statement to the Company’s consolidated financial position, results of operations and cash flows. The Company has adopted this Statement for financial assets and liabilities (See Note 18). The Company does not expect the adoption of this Statement for non-financial assets and liabilities to have a material effect on these consolidated financial statements. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS157-2. FSP FAS 157-2 defers the effective date of Statement No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure at fair value many financial instruments and certain other items such as investments, debt and derivative instruments. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to apply the fair value option to any of its financial assets or liabilities.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. This Statement will significantly change the accounting for business combinations and is effective for business combinations finalized in fiscal years beginning after December 15, 2008. SFAS No. 141(R) changes the method for applying the accounting for business combinations in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed after 2008. The Company is currently evaluating the effects that this statement is likely to have on potential post-2008 transactions.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. This Statement establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of this Statement on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of this Statement on its consolidated financial statements.

Note 18. Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments measured at fair value on a recurring basis using the market and income approaches. For investments in marketable securities, deferred compensation trust assets and derivative contracts, which are carried at their fair values, the Company’s fair value estimates incorporate quoted market prices, other observable inputs (for example, interest rates) and unobservable inputs (for example, forward commodity prices) at the balance sheet date.

The carrying amount, including accrued interest, and estimated fair value of certain of the Company’s financial instruments for the periods presented are as follows:

	March 31, 2008				December 31, 2007
		Estimated Fair Value Measurements
(In thousands)	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets
Deferred compensation trust assets	$27,028	$27,028	$—	$—	$35,100	$35,100
Investments in marketable securities	210,024	106,305	103,719	—	226,690	226,690
Commodity price swap contracts	3,118	—	—	3,118	—	—
Total financial assets	$240,170	$133,333	$103,719	$3,118	$261,790	$261,790

Financial Liabilities
Interest rate swap contracts	$38,562	$—	$38,652	$—	$16,557	$16,557
Total financial liabilities	$38,562	$—	$38,652	$—	$16,557	$16,557

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Commodity Price Swap Contracts
Balance at December 31, 2007	$—
Gains included in other comprehensive income	3,118
Balance at March 31, 2008	$3,118

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliates of the Equity Sponsors.

Equity contributions totaling $1,431 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million senior unsecured interim loan facility (“Interim Loan Facility”), (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility (the “Revolving Credit Facility”).

In connection with the Merger and the related transactions (the “Transactions”), ServiceMaster retired certain of its existing indebtedness, including ServiceMaster’s $179.0 million, 7.875% notes due August 15, 2009 (the “2009 Notes”). On the Closing Date, the 2009 Notes were called for redemption and they were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster’s $49.2 million, 6.95% notes due August 15, 2007.

Results of Operations

Although The ServiceMaster Company continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The separate presentation is required under GAAP when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of the assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. The Company refers to the operations of The ServiceMaster Company for both the Predecessor and Successor periods. The consolidated statement of financial position as of March 31, 2008 and December 31, 2007 and the consolidated statements of operations and of cash flows for the period  January 1, 2008 to March 31, 2008 reflect the financial position, operations and cash flows of the Successor. The consolidated statements of operations and of cash flows for the period January 1, 2007 to March 31, 2007 reflect the operations and cash flows of the Predecessor.

First Quarter 2008 Compared to 2007

The Company reported first quarter 2008 revenue of $632.2 million, a $41.3 million or 6.1 percent decrease compared to 2007. The revenue for the first quarter of 2008 has been reduced by $21.8 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the first quarter of 2008 decreased $19.5 million or 2.9 percent, from 2007 levels, driven by the results of our business units as described in our “Segment Reviews for the First Quarter 2008 Compared to 2007”.

Operating loss was $10.3 million in the first quarter of 2008 compared to operating income of $25.1 million in 2007.  Loss from continuing operations before income taxes was $106.1 million in the first quarter of 2008 compared to income from continuing operations before income taxes of $16.8 million in 2007. The decrease in (loss) income from continuing operations before income taxes of $122.9 million primarily reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments (1)	$(60.9)
Increased interest expense (2)	(75.3)
Decreased Merger related charges (3)	2.5
Decreased restructuring charges (4)	3.7
Improved segment results (5)	7.1
$(122.9)

(1)         The net unfavorable impact of non-cash purchase accounting adjustments in the first quarter of 2008 of $60.9 million consists primarily of increased amortization of intangible assets of $48.3 million and a $21.8 million reduction in revenue partially offset by reduced deferred customer acquisition expense of $9.7 million.

(2)         Represents an increase in interest expense as a result of the new debt structure entered into upon the completion of the Transactions.

(3)         Represents a decrease in charges related to the Merger which cannot be capitalized as part of the purchase cost for financial reporting purposes.

(4)         Represents a decrease in restructuring charges primarily resulting from the consolidation of the Company’s corporate headquarters into its operations support center in Memphis, Tennessee.

(5)         Represents an increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, merger related charges and restructuring charges supported by the improved results at Terminix, TruGreen

LawnCare, TruGreen LandCare and Other Operations and Headquarters as described in our “Segment Reviews for the First Quarter 2008 Compared to 2007”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $417.4 million for the first quarter of 2008 compared to $443.4 million in 2007. Excluding the unfavorable non-cash reduction of revenue of $21.8 million resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue these costs decreased to 63.8 percent for the first quarter of 2008 from 65.8 percent in 2007. This decrease primarily reflects the impact of improved labor efficiency at Terminix and a decrease in the incidence of contract claims at AHS, offset by increases in fuel and other factor costs throughout the enterprise.

The Company reported selling and administrative expenses of $171.1 million for the first quarter of 2008 compared to $193.2 million in 2007. The first quarter of 2008 includes a $9.7 million (non-cash) decrease in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding this impact of purchase accounting, these costs decreased as a percentage of revenue to 27.6 percent for the first quarter of 2008 from 28.7 percent for 2007. The decrease in selling and administrative expenses as a percentage of revenue primarily reflects lower functional support costs and improved sales labor efficiency at TruGreen LawnCare and Terminix and lower compensation charges for the Company resulting from a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease within interest and net investment loss (income)).

Amortization expense was $50.7 million for the first quarter of 2008 compared to $2.3 million for 2007. The increase reflects $48.3 million of amortization for the first quarter of 2008 related to recording amortizable intangible assets of $844 million in purchase accounting.

Non-operating expense totaled $95.8 million for the first quarter of 2008 compared with $8.2 million for 2007. This change includes a $75.3 million increase in interest expense for the first quarter of 2008, primarily resulting from the increased debt levels related to the Merger, and a $14.1 million decrease in interest and investment income for the first quarter of 2008 primarily reflecting (1) the unfavorable  impact to investment gains and income realized on the American Home Shield investment portfolio of $11.6 million, due to other than temporary declines in the value of certain investments and (2) lower investment income resulting from a decrease in the market value of investments within an employee deferred compensation trust of $3.2 million (for which there is a corresponding and offsetting decrease in compensation expense within operating loss (income)).

The effective tax rate on (loss) income from continuing operations was a benefit of 29.2 percent for the first quarter of 2008 compared to an expense of 40.2 percent for 2007. The change in the effective tax rate is primarily due to state tax expense offsetting the statutory federal benefit generated due to losses in 2008 as a result of the Merger compared to state tax expense increasing the effective tax rate in 2007.

Restructuring and Merger Related Charges

The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions under Fast Forward. Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company’s work processes around its operational and strategic objectives. It is expected that Fast Forward will be effected in phases. The first phase involves, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield’s call center located in Santa Rosa, California. The second phase is expected to include the organization of certain corporate support functions into Centers of Excellence (“COE”s) which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings. The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is expected to begin implementation in the second half of 2008.

In connection with Fast Forward, the Company incurred costs in the three months ended March 31, 2008 of approximately $2.6 million. Such costs include consulting fees of approximately $1.6 million and severance and other costs of approximately $1.0 million. No costs related to Fast Forward were incurred in the three months ended March 31, 2007.

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

The 2007 first quarter results include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois.  The transition to Memphis was substantially completed in 2007.  Almost all costs related to the transition were cash expenditures, and, in accordance with GAAP, these costs were expensed throughout the transition period.  In the three months ended March 31, 2007, the Company recognized charges of approximately $7.1 million.  These charges consisted of $6.1 million of employee retention and severance and $1.0 million of recruiting and related costs.

During the three months ended March 31, 2008, the Company incurred an additional $0.7 million relating to this relocation, which includes additional severance and other costs.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of March 31,
	2008	2007
TruGreen LawnCare—
Growth in Full Program Accounts	-2%	1%
Customer Retention Rate	67.1%	66.8%
Terminix(a)—
Growth in Pest Control Customers	1%	8%
Pest Control Customer Retention Rate	77.9%	78.7%
Growth in Termite Customers	2%	0%
Termite Customer Retention Rate	87.8%	87.5%
American Home Shield—
Growth in Warranty Contracts	4%	3%
Customer Retention Rate	62.0%	58.7%

(a)                                 Pest control customer count growth as of March 31, 2007, excluding the impact of the Safeguard Pest Control (“SafeGuard”) acquisition completed at the beginning of the fourth quarter of 2006, was 5%. This acquisition had no impact on the customer retention rate as of March 31, 2007.

Segment Reviews for the First Quarter 2008 Compared to 2007

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating (loss) income to (loss) income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity. “Adjusted EBITDA” means net income before net income (loss) from businesses held pending sale and discontinued operations; provision (benefit) for income taxes; minority interest and other expense, net; interest expense and interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income. The Company views its total interest and investment income as an integral part of its business model and earnings stream. “Comparable Operating Performance” is calculated by adding back to Adjusted EBITDA non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

The Company believes Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. The Company uses Comparable Operating Performance as a supplemental measure to assess the Company’s performance because it excludes non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger. The Company presents Comparable Operating Performance because it believes that it is useful for investors and lenders to analyze disclosures of the Company’s operating results on the same basis as that used by the Company’s management.

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

•                  Adjusted EBITDA and Comparable Operating Performance do not reflect the Company’s interest expense, or the cash requirements necessary to service interest or principal payments on the Company’s debt;

•                  Adjusted EBITDA and Comparable Operating Performance do not reflect the Company’s tax expense or the cash requirements to pay the Company’s taxes;

•                  Adjusted EBITDA and Comparable Operating Performance do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•                Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Comparable Operating Performance do not reflect any cash requirements for such replacements; and

•                Other companies in the Company’s industries may calculate Adjusted EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
(In thousands)	March 31, 2008	March 31, 2007
Operating Revenue:
TruGreen LawnCare	$134,442	$132,672
TruGreen LandCare	78,652	102,942
Terminix	261,648	262,172
American Home Shield	105,418	125,187
Other Operations and Headquarters	52,071	50,522
Total Operating Revenue	$632,231	$673,495
Comparable Operating Performance:
TruGreen LawnCare	$(6,737)	$(7,753)
TruGreen LandCare	4,697	1,484
Terminix	55,499	49,343
American Home Shield	5,784	15,711
Other Operations and Headquarters	1,932	(9,806)
Total Comparable Operating Performance	$61,175	$48,979

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related expenses(1)	$3,375	$9,598
Management fee(2)	$500	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$(976)	$(1,313)
Comparable Operating Performance of all other discontinued operations	(161)	(126)
Comparable Operating Performance of businesses held pending sale and discontinued operations	$(1,137)	$(1,439)

(1)                               Comparable Operating Performance includes (i)  severance costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (ii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iii) charges related to Fast

Forward and (iv) Merger related expenses. Substantially all of the restructuring charges and Merger related expenses are included in the Comparable Operating Performance of the Other Operations and Headquarters segment.

(2)                               Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R will provide the Company with on-going consulting and management advisory services for a minimum annual fee of $2 million.

The following table presents reconciliations of operating (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations and Headquarters	Total

Successor Three Months Ended March 31, 2008
Operating (loss) income (1)	$(34,059)	$2,091	$43,213	$(17,692)	$(3,855)	$(10,302)
Depreciation and amortization expense	27,309	2,769	15,012	12,683	5,459	63,232
EBITDA before adding back interest and investment income, net	(6,750)	4,860	58,225	(5,009)	1,604	52,930
Interest and investment income, net(2)	—	—	—	(4,501)	(1,544)	(6,045)
Adjusted EBITDA	(6,750)	4,860	58,225	(9,510)	60	46,885
Non-cash option and restricted stock expense	—	—	—	—	1,664	1,664
Non-cash charges attributable to purchase accounting(3)	13	(163)	(2,726)	15,294	208	12,626
Comparable Operating Performance	$(6,737)	$4,697	$55,499	$5,784	$1,932	$61,175

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$281	$(421)	$57	$—	$3,458	$3,375
Management fee(5)	$—	$—	$—	$—	$500	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(976)	$(976)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(161)	(161)
Comparable Operating Performance of businesses held pending sale and discontinued operations	$—	$—	$—	$—	$(1,137)	$(1,137)

Predecessor Three Months Ended March 31, 2007
Operating (loss) income (1)	$(11,593)	$66	$44,771	$7,021	$(15,203)	$25,062
Depreciation and amortization expense	3,840	1,418	4,572	1,628	2,838	14,296
EBITDA before adding back interest and investment income, net	(7,753)	1,484	49,343	8,649	(12,365)	39,358
Interest and investment income, net(2)	—	—	—	7,062	1,004	8,066
Adjusted EBITDA	(7,753)	1,484	49,343	15,711	(11,361)	47,424
Non-cash option and restricted stock expense	—	—	—	—	1,555	1,555
Non-cash charges attributable to purchase accounting(3)	—	—	—	—	—	—
Comparable Operating Performance	$(7,753)	$1,484	$49,343	$15,711	$(9,806)	$48,979
Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$—	$—	$—	$—	$9,598	$9,598
Management fee(5)	$—	$—	$—	$—	$—	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(1,313)	$(1,313)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(126)	(126)
Comparable Operating Performance of businesses held pending sale and discontinued operations	$—	$—	$—	$—	$(1,439)	$(1,439)

(1)                                 Presented below is a reconciliation of segment operating (loss) income to net (loss) income.

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
(In thousands)	March 31, 2008	March 31, 2007
Segment Operating (Loss) Income	$(10,302)	$25,062
Non-operating expense (income):
Interest expense	89,586	14,264
Interest and net investment loss (income)	6,045	(8,066)
Minority interest and other expense, net	132	2,049
(Loss) Income from Continuing Operations before Income Taxes	$(106,065)	$16,815
(Benefit) Provision for income taxes	(30,971)	6,767
(Loss) Income from Continuing Operations	$(75,094)	$10,048
Loss from businesses held pending sale and discontinued operations, net of income taxes	(748)	(1,499)
Net (Loss) Income	$(75,842)	$8,549

(2)                               Interest and investment income is primarily comprised of investment income and realized gains/losses on our American Home Shield (“AHS”) segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with AHS and for other purposes totaled approximately $353 million as of March 31, 2008. AHS interest and investment (loss) income was ($5) million for the first quarter of 2008 and $7 million for the first quarter of 2007. The balance of interest and investment income primarily relates to (i) a portion of the earnings generated by ServiceMaster Acceptance Company Limited Partnership, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units; (ii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income); and (iii) interest income on other cash balances.

(3)                               The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)                               Includes (i) severance costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (ii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iii) Merger related expenses and (iv) charges related to Fast Forward.

(5)                               The Company entered into a consulting agreement with CD&R under which CD&R will provide the Company with on-going consulting and management advisory services in exchange for a minimum annual management fee of $2 million. This fee is payable quarterly.

TruGreen LawnCare Segment

The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported a 1.3 percent increase in revenue, a 193.8 percent decrease in operating income and a 13.1 percent increase in Comparable Operating Performance for the first quarter of 2008 compared to 2007. The increase in revenue resulted from additional seasonal sales of ice-melt materials and improved price realization. Customer counts at March 31, 2008 were 2.2 percent lower than last year’s level. Improved customer retention helped offset an 11.8 percent decline in new sales, which were adversely impacted by poor weather. The rolling twelve-month retention rate improved 30 basis points over last year, driven by improvements in overall quality of service delivery and enhanced customer communication, including the Lawn Quality Audit (“LQA”) visits initiated during the second half of 2006. The Company is seeking to improve customer retention over the next several years as it expands the LQA program, focuses its efforts on reducing route manager turnover and continues to improve overall communication with customers.

The 13.1 percent increase in Comparable Operating Performance for the first quarter of 2008 compared to 2007 also reflects reduced overhead spending offset, in part, by increased fuel costs.

TruGreen LandCare Segment

The TruGreen LandCare segment, which includes landscape maintenance services, reported a 23.6 percent decrease in revenue, a 3,068.2 percent increase in operating income and a 216.5 percent increase in Comparable Operating Performance for the first quarter of 2008 compared to 2007. The decline in revenue included a 19.6 percent decline in base contract maintenance revenue, a 15.8 percent decrease in enhancement revenue, and a $7.8 million decrease in snow removal service revenue. The revenue comparison was adversely impacted by branch closures completed during the third quarter of 2007, as well as the impacts of the Company’s efforts to improve the quality of its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. Although the total base contract maintenance sales dollars declined for the first quarter of 2008, the Company realized a meaningful improvement in the average value per contract sold (higher value contracts tend to be more profitable).

TruGreen LandCare’s Comparable Operating Performance includes the impact of the reversal of $0.4 million of restructuring charges in the first quarter of 2008. Excluding the impact of the restructuring charges Comparable Operating Performance improved 188.1 percent for the first quarter of 2008 compared to 2007, primarily due to a favorable shift of revenue mix towards higher margin enhancement revenue and improved materials and labor management on the base contract maintenance portfolio. These factors were offset, in part, by increased fuel costs.

Over the next several years, the Company’s plan targets margin improvement, which the Company believes can be accomplished through: (1) a better customer mix, reflecting higher average job size, stricter pricing on new sales, and the pruning of less profitable jobs, (2) improvement in branch manager selection and training, and (3) increased customer retention from new operating and account management initiatives.

Terminix Segment

The Terminix segment, which includes termite and pest control services, reported a 0.2 percent decrease in revenue for the first quarter of 2008 compared to 2007. Revenue for the first quarter of 2008 has been reduced by $2.1 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue increased 0.6 percent for the first quarter of 2008 compared to 2007. Terminix reported a 3.5 percent decrease in operating income and a 12.5 percent increase in Comparable Operating Performance for the first quarter of 2008 compared to 2007. The segment’s overall revenue growth, excluding purchase accounting, reflected modest growth in pest control revenues and increases in termite contract renewals, offset, in part, by a 6.4 percent decline in revenue from termite completions. Pest control revenues increased 3.3 percent for the first quarter of 2008 as compared to 2007, as the impact of acquisitions more than offset a decrease in new unit sales. A 1.4 percent increase in renewal revenues for the first quarter of 2008 was supported by improved pricing and a 30 basis point improvement in termite customer retention.

Revenue from termite completions declined 6.4 percent for the first quarter of 2008, as termite swarm activity was negatively impacted by cooler than normal weather conditions. However, renewable unit sales were flat with 2007 levels, driven by the Company’s new Termite Inspection and Protection Plan offering. The revenue related to Termite Inspection and Protection Plan sales is deferred and recognized over the one year term of the contract. The growth in Comparable Operating Performance also reflects lower termite materials costs, effective management of seasonal staffing of production and sales labor, and reduced overhead spending, offset, in part, by increased fuel costs.

American Home Shield Segment

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 15.8 percent decrease in revenue for the first quarter of 2008 compared to 2007. Revenue for the first quarter of 2008 has been reduced by $19.6 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue decreased 0.1 percent for the first quarter of 2008 over the first quarter of 2007. American Home Shield reported a 352.0 percent decrease in operating income and a 63.2 percent decrease in Comparable Operating Performance for the first quarter of 2008 over the first quarter of 2007. New contract sales and renewal units, which are reported as earned revenue over the subsequent twelve-month contract period, decreased

2.9 percent. Contract unit sales from customer renewals increased 6.2 percent, reflecting a larger base of renewable customers and a 330 basis point improvement in retention. American Home Shield’s sales in the real estate channel were significantly impacted by the continued softness in the home resale market throughout most of the country with overall unit sales declines of 23.9 percent through this channel. Real estate unit sales, excluding the impact of sales generated through an agreement with Realogy Corporation, declined 28.7 percent. The Company expects incremental sales in 2008 generated through its agreement with Realogy Corporation to partially offset the impact of continued softness in the home resale market throughout most of the country. The decrease in Comparable Operating Performance for the first quarter of 2008 also includes an $11.6 million decrease in interest and investment income from the American Home Shield investment portfolio (primarily reflecting the unfavorable impact to investment gains and income due to other than temporary declines in the value of certain investments) as compared to 2007 partially offset by a decrease in the incidence of contract claims from the levels experienced last year and the beneficial impacts of increases in prices and service fees per claim.

Other Operations and Headquarters Segment

This segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company’s headquarters functions. The segment reported a 3.1 percent increase in revenue for the first quarter of 2008 compared to 2007. The ServiceMaster Clean and Merry Maids operations reported a combined 3.6 percent increase for the first quarter of 2008. The growth in revenue resulted from strong increases in disaster restoration services, offset by decreases in product sales. The ServiceMaster Clean and Merry Maids operations reported a combined decrease in operating income of 12.6 percent and an increase in Comparable Operating Performance of 9.2 percent for first quarter of 2008 compared to 2007. The increase in the segment’s Comparable Operating Performance for the first quarter of 2008 compared to 2007 primarily reflects the decrease in Restructuring and Merger related expenses incurred in 2008, increased Comparable Operating Performance from the ServiceMaster Clean and Merry Maids operations, lower functional support costs and lower compensation charges resulting from a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease within interest and net investment income).

Discontinued Operations

The components of loss from businesses held pending sale and discontinued operations, net of income taxes, and the reconciliation of operating (loss) income to Adjusted EBITDA and Comparable Operating Performance for the three months ended March 31, 2008 and March 31, 2007 are as follows:

	Successor	Predecessor
	Three	Three
	months ended	months ended
(In thousands)	March 31, 2008	March 31, 2007
Operating loss	$(1,137)	$(2,473)
Interest expense	(41)	(19)
Pretax loss	(1,178)	(2,492)
Benefit from income taxes	(430)	(993)
Loss from businesses held pending sale and discontinued operations, net of income taxes	$(748)	$(1,499)

Operating loss	$(1,137)	$(2,473)
Depreciation and amortization expense	—	1,034
EBITDA before adding back interest and investment income, net	(1,137)	(1,439)
Interest and investment income, net	—	—
Adjusted EBITDA	(1,137)	(1,439)
Non-cash option and restricted stock expense	—	—
Non-cash charges attributable to purchase accounting	—	—
Comparable Operating Performance	$(1,137)	$(1,439)

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $65.5 million in the first quarter of 2008 compared to $36.1 million in 2007.

The principal components (in millions) of the net decrease for the first quarter of 2008 were:

Decrease in net income before merger related charges, restructuring charges and non-cash charges	(33.7)
Increase in restructuring payments	(11.3)
Decrease in working capital requirements	15.6
(29.4)

The decrease in net income before merger related charges, restructuring charges and non-cash charges for the first quarter of 2008 was driven by increased interest payments offset by Comparable Operating Performance growth at Terminix, TruGreen LawnCare, TruGreen LandCare and Other Operations and Headquarters. The decrease in working capital requirements for the first quarter of 2008 was driven primarily by increased customer prepayments and accounts receivable collections and growth in interest accruals offset by increased tax assets reflecting the impact of future tax deductions related to the Company’s net operating loss carryforwards generated in 2008.

Historically, the first quarter is a period of investment for many of the Company’s businesses as they prepare for the summer and fall production season.  This pattern continued in both the 2008 and 2007 first quarters.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $14.5 million in the first quarter of 2008. Net cash used for investing activities for the first quarter of 2008 included $16.2 million paid in connection with the Merger, primarily related to payments under change in control agreements.

Capital expenditures decreased to $9.0 million for the first quarter of 2008 from $12.2 million in the prior year and included recurring capital needs and information technology projects. The Company anticipates that capital expenditures for the remainder of 2008 will total approximately $36 million to $46 million, reflecting the continuation of investments in information systems and productivity enhancing operating systems. In addition, as further discussed hereunder in “Liquidity”, the Company expects to pay approximately $50 million to acquire assets in connection with exiting certain of its fleet leases. The Company has no additional material capital commitments at this time.

Acquisitions for the first quarter of 2008 totaled $4.4 million, compared with $13.3 million in 2007. Consideration paid for tuck-in acquisitions consisted of cash payments and seller financed debt. The Company expects to continue its tuck-in acquisition program at both Terminix and TruGreen LawnCare.

The change in notes receivable, financial investments and securities for the first quarter of 2008 includes an increase in the net sale of marketable securities at American Home Shield due in part to lowering the amount of excess reserves over minimum statutory reserve requirements in certain states in accordance with our investment policy and reduced statutory reserve requirements.

Cash Flows from Financing Activities from Continuing Operations

During the first quarter of 2008 the Company made net borrowings of $45.0 million under our Revolving Credit Facility.  The borrowings reflect normal seasonal working capital needs.  The Company also made scheduled principal payments of long-term debt of $21.4 million in the first quarter of 2008.  Borrowings and payments of debt during the first quarter of 2007 were primarily related to the funding of seasonal working capital needs through the Company’s revolving bank credit facility.  Cash dividends paid to shareholders totaled $35.0 million for the first quarter of 2007.  No dividends were paid to the Company’s shareholder in the first quarter of 2008.  During the first quarter of 2007, the Company received proceeds of $26.5 million under an employee share purchase plan.  The employee share purchase plan was terminated subsequent to the Merger.

Liquidity

The Merger was completed on the Closing Date. Following the completion of the Merger, the Company is highly leveraged, and a very substantial portion of the Company’s liquidity needs arise from debt service on indebtedness incurred in connection with the Merger and from funding the Company’s operations, working capital and capital expenditures. Equity contributions totaling $1,431 million from the Equity Sponsors, together with (i) borrowings under the $1,150 million Interim Loan Facility, (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, the $500 million Revolving Credit Facility.

The agreements governing the Term Facilities, the Interim Loan Facility and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at March 31, 2008.

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

The Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Interim Loan Facility or Permanent Notes through July 2011 entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding loans (“PIK Interest”), or 50% as Cash Interest and 50% as PIK Interest. It is the Company’s intent to elect to pay Cash Interest in 2008.

Cash and short- and long-term marketable securities totaled approximately $392 million at March 31, 2008, compared with approximately $469 million at December 31, 2007. Approximately $353 million of the cash and short- and long-term marketable securities balance as of March 31, 2008 is associated with regulatory requirements at American Home Shield and for other purposes. For example, the payment of ordinary and extraordinary dividends to ServiceMaster by our subsidiaries that are regulated as insurance, home warranty or similar companies is subject to applicable state law limitations. AHS’ investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments.

The Company has an arrangement enabling it to sell, on a revolving basis and without recourse, certain receivables generated by our TruGreen LawnCare and Terminix segments to unrelated third party purchasers. The Company may sell up to $70 million of its receivables to these purchasers in the future and therefore would have access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business. For example, the amount available could be less than $70 million during winter and spring. During the quarter ended March 31, 2008, no receivables were sold to third parties under this arrangement. There is presently only one purchaser that is required to purchase receivables under the arrangement.  If this purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company may be reduced or eliminated.

The Company maintains lease facilities with banks totaling $68 million, which provide for the financing of branch properties to be leased by the Company. At March 31, 2008, approximately $68 million was funded under these facilities. Approximately $15 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of March 31, 2008. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At March 31, 2008, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.1 million) in the Consolidated Statements of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

The majority of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 87 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At March 31, 2008, there was approximately $174 million of residual value relating to the Company’s fleet and equipment leases. Approximately $58 million of this residual value is with a lessor that has exercised its option to terminate the lease effective August 2008. The cost of acquiring the assets subject to these leases is expected to amount to approximately $50 million. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At March 31, 2008, the Company has recorded the estimated fair value of this guarantee of approximately $2 million in the Consolidated Statements of Financial Position.

The Company’s ongoing liquidity needs are expected to be funded by net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available borrowings under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our foreseeable liquidity requirements, including payment of interest and principal on our debt. As of March 31, 2008, the Company had $455 million of remaining capacity available under the Revolving Credit Facility.

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

The Company’s 2007 Annual Report on Form 10-K included disclosure of the Company’s contractual obligations and commitments as of December 31, 2007.  The Company continues to make the contractually required payments and therefore, the 2008 obligations and commitments as listed in the

December 31, 2007 Annual Report on Form 10-K have been reduced by the required payments.  There were no material changes outside of ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the three months ended March 31, 2008.

Financial Position—Continuing Operations

Receivables decreased from year-end levels, reflecting increased accounts receivable collections offset in part by accounts receivable growth as a result of increased seasonal activity.

Inventories increased from year-end levels, reflecting increased seasonal activity.  Prepaid expenses and other assets increased from year-end primarily reflecting preseason advertising costs at TruGreen LawnCare as well as costs of annual repair and maintenance procedures that are performed primarily in the first quarter at TruGreen LawnCare. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end. Deferred customer acquisition costs increased, reflecting the seasonality in the lawn care operations. In the winter and spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. These direct and incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the calendar year-end. The Company capitalizes sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale, and are amortized over the life of the related contract.

Property and equipment was consistent with year-end levels.  As further discussed in “Liquidity”, the Company expects to pay approximately $50 million to acquire assets in connection with exiting certain of its fleet leases. The Company has no additional material capital commitments at this time.

Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments recorded in the first quarter (pre-season) at TruGreen LawnCare.

Accrued payroll and related expenses include provisions for payments due under change in control and severance agreements and provisions for litigation reserves. Accrued payroll and related expenses have decreased from year end levels, reflecting the payment during the first quarter of incentive compensation related to 2007 performance and the payment during the first quarter of payments due under change in control and severance agreements.

Total shareholder’s equity was $1,215 million at March 31, 2008 as compared to $1,304 million at December 31, 2007.

Financial Position—Discontinued Operations

The assets and liabilities related to businesses held pending sale and discontinued businesses have been classified in a separate caption on the Consolidated Statements of Financial Position. Assets from the businesses held pending sale have decreased reflecting decreases in receivables at the InStar business.

As part of the American Residential Services and American Mechanical Services sale agreements, the Company guaranteed obligations to third parties with respect to bonds (primarily performance and license type), operating leases for which the Company has been released as being the primary obligor, real estate leased and operated by the buyers, and other guarantees of payment. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies, the industries in which we operate, customer retention, employee retention, communications improvements, the continuation of tuck-in acquisitions, our ability to make cash interest payments on our debt, restructurings and reorganizations, including Fast Forward, and cost savings from such restructurings and reorganizations, and any expected charges or savings.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including the risks and uncertainties discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, could cause actual results and outcomes to differ materially from those in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•                  changes in general economic conditions in the United States, especially as they may affect home resales, consumer confidence or spending levels including as a result of inflation, interest rate fluctuations, mortgage foreclosures or subprime credit dislocations;

•                changes in the type or mix of our service offerings or products;

•                governmental regulation and the enforcement thereof, including telemarketing, potential direct mail or other marketing restrictions, the Termite Inspection Protection Plan and legal restrictions or bans on pesticides and fertilizers;

•                the success of our current restructuring initiatives, including the implementation of Centers of Excellence;

•                the number, type, outcomes and costs of legal or administrative proceedings;

•                possible labor organizing activities at the Company or its franchisees;

•                risks inherent in acquisitions;

•                the timing and structuring of our business process outsourcing and risks associated with such outsourcing; and

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading or speculative purposes. The market risk associated with debt obligations and other significant instruments as of March 31, 2008 has not materially changed from December 31, 2007 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007) except as noted below.

In February 2008, the Company entered into two 3-year interest rate swap agreements and one 4-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the 3-year agreements was $250 million and the total notional amount of the 4-year swap agreement was $250 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.15% on the $250 million notional amount of 3-year swap agreements and 3.48% on the 4-year swap agreement. The Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, the effective interest rate for $500 million of the term loans is fixed at a rate between 5.90% and 6.23%, including the borrowing margin described in Note 14 to the consolidated financial statements in the 2007 Annual Report. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

The following table summarizes information about the Company’s debt as of March 31, 2008 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates.

	Expected Year of Maturity							Fair
As of March 31, 2008	2008	2009	2010	2011	2012	Thereafter	Total	Value
	($ in millions)
Debt:
Fixed rate	$12	$17	$13	$7	$3	$1,390	$1,442	$1,313
Average interest rate	5.4%	5.6%	6.1%	6.2%	6.9%	7.1%	7.0%
Variable rate	$65	$27	$41	$27	$27	$2,623	$2,810	$2,147
Average interest rate	5.5%	5.5%	5.5%	5.5%	5.5%	7.8%	7.6%

Interest Rate Swaps:
Receive variable/pay fixed			$530	$250	$250
Average pay rate			5.1%	3.2%	3.5%
Average receive rate			2.7%	2.7%	2.7%

ITEM 4T. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures.  ServiceMaster’s Chief Executive Officer, J. Patrick Spainhour, and ServiceMaster’s Senior Vice President and Chief Financial Officer, Steven J. Martin, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  ServiceMaster’s disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Memphis, Tennessee. Messrs. Spainhour and Martin have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting.  No change in ServiceMaster’s internal control over financial reporting occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A: RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 6: EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Steven J. Martin
Steven J. Martin
Senior Vice President and Chief Financial Officer