Form 10-Q
period 2008-06-30
SERVICEMASTER CO
filed 2008-08-14
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

On July 24, 2007, the registrant completed a transaction pursuant to an Agreement and Plan of Merger, dated as of March 18, 2007, among the registrant and two corporations formed to effect the merger transactions. As a result of the merger transaction, the registrant became a privately held corporation and its equity shares are no longer publicly traded. At August 8, 2008, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Successor	Predecessor
	Three	Three
	months ended	months ended
	June 30, 2008	June 30, 2007
Operating Revenue	$997,305	$1,008,737

Operating Costs and Expenses:
Cost of services rendered and products sold	589,734	590,509
Selling and administrative expenses	247,114	270,833
Amortization expense	41,968	2,309
Merger related charges	305	2,794
Restructuring charges	4,005	8,260
Total operating costs and expenses	883,126	874,705

Operating Income	114,179	134,032

Non-operating Expense (Income):
Interest expense	83,425	13,879
Interest and net investment income	(4,164)	(18,118)
Minority interest and other expense, net	145	1,472

Income from Continuing Operations before Income Taxes	34,773	136,799
Provision for income taxes	13,947	46,546

Income from Continuing Operations	20,826	90,253

Loss from businesses held pending sale and discontinued operations, net of income taxes	(2,736)	(1,622)
Net Income	$18,090	$88,631

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Successor	Predecessor
	Six	Six
	months ended	months ended
	June 30, 2008	June 30, 2007
Operating Revenue	$1,629,536	$1,682,232

Operating Costs and Expenses:
Cost of services rendered and products sold	1,007,102	1,033,859
Selling and administrative expenses	418,230	464,052
Amortization expense	92,642	4,575
Merger related charges	355	5,334
Restructuring charges	7,330	15,318
Total operating costs and expenses	1,525,659	1,523,138

Operating Income	103,877	159,094

Non-operating Expense (Income):
Interest expense	173,011	28,143
Interest and net investment loss (income)	1,881	(26,184)
Minority interest and other expense, net	277	3,521

(Loss) Income from Continuing Operations before Income Taxes	(71,292)	153,614
(Benefit) provision for income taxes	(17,024)	53,313

(Loss) Income from Continuing Operations	(54,268)	100,301

Loss from businesses held pending sale and discontinued operations, net of income taxes	(3,484)	(3,121)
Net (Loss) Income	$(57,752)	$97,180

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position (Unaudited)

(In thousands, except share data)

	Successor
	As of June 30,	As of December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$225,366	$207,219
Marketable securities	30,278	108,816
Receivables, less allowance of $24,136 and $20,994, respectively	395,079	336,068
Inventories	83,611	72,352
Prepaid expenses and other assets	77,407	26,843
Deferred customer acquisition costs	58,269	25,322
Deferred taxes	38,235	48,177
Assets of businesses held pending sale and discontinued operations	31,124	42,474
Total Current Assets	939,369	867,271
Property and Equipment:
At cost	220,478	210,144
Less: accumulated depreciation	(46,144)	(22,147)
Net property and equipment	174,334	187,997

Other Assets:
Goodwill	3,058,314	3,049,923
Intangible assets, primarily trade names, service marks and trademarks, net	3,095,382	3,185,253
Notes receivable	27,418	26,401
Long-term marketable securities	134,221	152,974
Other assets	35,520	36,299
Debt issuance costs	64,894	84,942
Total Assets	$7,529,452	$7,591,060

Liabilities and Shareholder’s Equity

Current Liabilities:
Accounts payable	$124,536	$103,400
Accrued liabilities:
Payroll and related expenses	90,615	132,054
Self-insured claims and related expenses	95,590	84,781
Other	142,999	138,049
Deferred revenue	499,474	408,476
Liabilities of businesses held pending sale and discontinued operations	14,627	12,983
Current portion of long-term debt	45,475	53,564
Total Current Liabilities	1,013,316	933,307

Long-Term Debt	4,055,918	4,077,247

Other Long-Term Liabilities:
Deferred taxes	1,038,608	1,079,500
Liabilities of businesses held pending sale and discontinued operations	5,629	7,765
Other long-term obligations, primarily self-insured claims	160,614	189,707
Total Other Long-Term Liabilities	1,204,851	1,276,972

Commitments and Contingencies (See Note 5)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,434,800	1,431,400
Retained deficit	(181,272)	(123,520)
Accumulated other comprehensive income (loss)	1,839	(4,346)
Total Shareholder’s Equity	1,255,367	1,303,534
Total Liabilities and Shareholder’s Equity	$7,529,452	$7,591,060

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Successor	Predecessor
	Six	Six
	months ended	months ended
	June 30, 2008	June 30, 2007
Cash and Cash Equivalents at Beginning of Period	$207,219	$123,675

Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(57,752)	97,180
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Loss from discontinued operations	3,484	3,121
Depreciation expense	25,951	24,372
Amortization expense	92,642	4,575
Amortization of debt issuance costs	18,269	1,138
Option and restricted stock expense	3,401	3,058
Restructuring charges	7,330	15,318
Cash payments related to restructuring charges	(16,236)	(6,012)
Merger related charges	355	5,334
Change in working capital, net of acquisitions:
Current and deferred income taxes	(22,941)	34,087
Receivables	(59,455)	(68,024)
Inventories and other current assets	(88,273)	(65,180)
Accounts payable	22,291	17,318
Deferred revenue	88,910	64,851
Accrued liabilities	(4,056)	3,061
Other, net	4	2,480
Net Cash Provided from Operating Activities from Continuing Operations	13,924	136,677

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(18,121)	(24,239)
Sale of equipment and other assets	4,560	1,076
Acquisition of The ServiceMaster Company	(20,957)	(3,546)
Other business acquisitions, net of cash acquired	(9,961)	(25,217)
Notes receivable, financial investments and securities	76,987	49,340
Net Cash Provided from (Used for) Investing Activities from Continuing Operations	32,508	(2,586)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	182,000	415,411
Payments of debt	(217,288)	(458,245)
Shareholders’ dividends	—	(70,077)
Debt issuance costs paid	(99)	—
Proceeds from employee share plans	—	36,277
Net Cash Used for Financing Activities from Continuing Operations	(35,387)	(76,634)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	7,389	10,719
Cash (used for) provided from investing activities	(191)	1,006
Cash used for financing activities	(96)	(159)
Net Cash Provided from Discontinued Operations	7,102	11,566

Cash Increase During the Period	18,147	69,023

Cash and Cash Equivalents at End of Period	$225,366	$192,698

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

Although ServiceMaster continued as the same legal entity after the Merger, the accompanying condensed consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The Company refers to the operations of ServiceMaster for both the Predecessor and Successor periods. The condensed consolidated statements of financial position as of June 30, 2008 and December 31, 2007, the condensed consolidated statements of operations and of cash flows for the six months ended June 30, 2008 and the condensed consolidated statement of operations for the three months ended June 30, 2008 reflect the financial position, operations and cash flows of the Successor. The condensed consolidated statements of operations and of cash flows for the six months ended June 30, 2007 and the condensed consolidated statement of operations for the three months ended June 30, 2007 reflect the operations and cash flows of the Predecessor.

As a result of the consummation of the Merger and the application of purchase accounting described in Note 3, the condensed consolidated financial statements for the Predecessor and Successor are not comparable.

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007 (“2007 Annual Report”). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The financial results as well as the assets and liabilities related to InStar have been classified in the financial statement caption “businesses held pending sale and discontinued operations” in all periods due to the classification of InStar as held for sale in 2007. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

Note 2. Significant Accounting Policies

The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed from those disclosed in the 2007 Annual Report.

Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, and home warranty services are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenue from trade name licensing arrangements is recognized when earned. The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were approximately $18 million and $15 million for the three months ended June 30, 2008 and 2007, respectively, and consolidated operating income from continuing operations was approximately $114 million and $134 million for the three months ended June 30, 2008 and 2007, respectively. Total profits from the franchised operations (excluding trade name licensing) were approximately $32 million and $27 million for the six months ended June 30, 2008 and 2007, respectively, and consolidated operating income from continuing operations was approximately $104 million and $159 million for the six months ended June 30, 2008 and 2007, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s consolidated financial statements for all periods.

The Company had $499 million and $408 million of deferred revenue at June 30, 2008 and December 31, 2007, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranty, termite, pest control and lawn care services.

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

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2008 and December 31, 2007.

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

Equity contributions totaling $1,431 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million senior unsecured interim loan facility (“Interim Loan Facility”), (ii) borrowings under a new $2,650 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility (the “Revolving Credit Facility”).

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

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 10.75%/11.50% senior toggle notes due 2015 (“Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster will be required to file with the SEC a registration statement with respect to the resale of the Permanent Notes.

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

The purchase price has been allocated as follows:

(In millions)
Purchase consideration	$4,893
Net assets acquired (historical basis)	(1,262)
Purchase price in excess of historical assets	$3,631
Identifiable intangible assets:
Trade names	$2,484
Customer relationships	652
Franchise agreements	88
Backlog	68
Subcontractor and realtor network	10
Favorable lease commitments	10
Software	17
Total identifiable intangible assets	3,329
Eliminate historical basis of identifiable intangible assets	(249)
Net adjustment to identifiable intangible assets	3,080
Goodwill	1,377
Current assets (deferred customer acquisition costs)	(68)
Current liabilities (primarily deferred revenue)	94
Fixed assets	29
Fair value adjustment to existing debt	88
Other non-current liabilities	(5)
Historical debt issuance fees written off	(16)
Deferred taxes	(951)
Other	3
Allocation of purchase price in excess of historical assets	$3,631

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

Note 4. Restructuring Charges

The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions (“Fast Forward”). Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company’s work processes around its operational and strategic objectives. It is expected that Fast Forward will be effected in phases. The first phase involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield’s call center located in Santa Rosa, California. The second phase is expected to include the organization of certain corporate support functions into Centers of Excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings. The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is expected to begin implementation in the second half of 2008.

In connection with Fast Forward, the Company incurred costs in the three and six months ended June 30, 2008 of approximately $4.1 million and $6.7 million, respectively. Such costs included consulting fees of approximately $2.1 million and severance, lease termination and other costs of approximately $2.0 million for the three months ended June 30, 2008. These charges included consulting fees of approximately $3.7 million and severance, lease termination and other costs of approximately $3.0 million for the six months ended June 30, 2008. No restructuring charges related to Fast Forward were incurred in the three and six months ended June 30, 2007.

The results for the three and six months ended June 30, 2007 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and, in accordance with GAAP, these costs were expensed throughout the transition period. In the three and six months ended June 30, 2007, the Company recognized charges of approximately $8.3 million and $15.3 million, respectively. These charges consisted of $5.8 million of employee retention and severance and $2.5 million of recruiting and related costs for the three months ended June 30, 2007. These charges consisted of $11.4 million of employee retention and severance and $3.9 million of recruiting and related costs for the six months ended June 30, 2007.

During the three and six months ended June 30, 2008, the Company reversed net expenses of $0.1 million and recorded additional expenses of $0.6 million, respectively, relating to this relocation, which includes additional severance and other costs.

The pretax charges discussed above are reported in the “Restructuring charges” line in the Condensed Consolidated Statements of Operations.

Note 5. Commitments and Contingencies

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company has both self-insured retention limits and layers of excess insurance coverage above such self-insured retention limits that is insured by third parties. The Company is required to pay all claims that fall below the retention limits. As of June 30, 2008 and December 31, 2007, the Company had accrued self-insured claims of $150 million and $159 million, respectively. During the six months ended June 30, 2008 and 2007, the Company recorded provisions for uninsured claims totaling $19 million and $24 million, respectively, and the Company paid claims totaling $28 million and $32 million, respectively. The Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

Accruals for warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

The Company maintains lease facilities with banks totaling $65 million, which provide for the financing of branch properties to be leased by the Company. At June 30, 2008, approximately $65 million was funded under these facilities. Approximately $12 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of June 30, 2008. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At June 30, 2008, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.1 million) in the Condensed Consolidated Statement of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

The majority of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 87 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At June 30, 2008, there was approximately $161 million of residual value relating to the Company’s fleet and equipment leases. Approximately $52 million of this residual value is with a lessor that has exercised its option to terminate the lease effective August 2008. The cost of acquiring the assets subject to these leases is expected to amount to approximately $50 million. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At June 30, 2008, the Company has recorded the estimated fair value of this guarantee of approximately $2.9 million in the Condensed Consolidated Statement of Financial Position.

The Company has guarantees on certain bonds issued by divested companies, primarily performance type bonds. The maximum payments the Company could be required to make if the buyers of the divested companies are unable to fulfill their obligations is approximately $2 million at June 30, 2008. Substantially all of the bonds are scheduled to expire in 2008, but may be extended depending on the completion of the related projects. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s business, financial condition, annual results of operations or cash flows.

In the ordinary course of conducting its business activities, the Company becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability and employment actions as well as environmental proceedings. The Company does not expect any of these proceedings to have a material effect on the Company’s business, financial condition, annual results of operations or cash flows.

Note 6. Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations and Headquarters	Total
Balance at Dec. 31, 2007	$1,143,670	$47,872	$1,323,953	$350,079	$184,349	$3,049,923
Acquisitions	6,912	—	4,361	—	52	11,325
Other(1)	(1,031)	(995)	(1,118)	(423)	633	(2,934)
Balance at June 30, 2008	$1,149,551	$46,877	$1,327,196	$349,656	$185,034	$3,058,314

(1)                        Primarily reflects the tax effect of the amortization of tax deductible goodwill and the impact of the resolution of certain tax items. Also reflects adjustments to the preliminary purchase price allocation related to the Merger.

The table below summarizes the other intangible asset balances for continuing operations:

	June 30,	December 31,
(In thousands)	2008	2007
Trade names(1)	$2,468,200	$2,468,200
Other intangible assets	852,486	849,715
Accumulated amortization	(225,304)	(132,662)
Net other intangibles	627,182	717,053
Total	$3,095,382	$3,185,253

(1)                                 Not subject to amortization.

Note 7. Stock-Based Compensation

On November 20, 2007, the board of directors of Holdings adopted the ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for the sale of shares of Holdings stock to ServiceMaster’s executive officers, other key employees and directors as well as the grant of deferred share units and options to purchase shares of Holdings to those individuals. The board of directors of Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and determines the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 12,445,000 shares of Holdings stock are reserved for issuance under the Stock Incentive Plan. Holdings currently intends to satisfy any need for shares of common stock of Holdings associated with the exercise of options issued under the Stock Incentive Plan through those new shares reserved for issuance.

All option grants under the Stock Incentive Plan will be non-qualified options with a per-share exercise price no less than the fair market value of one share of Holdings stock on the grant date. Any stock options granted will generally have a term of ten years and vesting will be subject to an employee’s continued employment. The board of directors of Holdings, or a committee designated by it, may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Holdings experiences a change in control (as defined in the Stock Incentive Plan) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee’s death or disability (as defined in the Stock Incentive Plan).

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

All options granted will vest in four equal annual installments, subject to an employee’s continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. The options will be accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the Stock Incentive Plan is pushed down from Holdings and recorded in the financial statements of ServiceMaster.

During the Successor three and six months ended June 30, 2008, stock-based compensation expense was approximately $1.7 million ($1.0 million after-tax) and $3.4 million ($2.6 million after-tax), respectively. During the Predecessor three and six months ended June 30, 2007, stock-based compensation expense was approximately $1.5 million ($1.0 million after-tax) and $3.1 million ($2.0 million after-tax), respectively.

As of June 30, 2008, there was approximately $24.1 million of total unrecognized compensation cost related to non-vested options to purchase shares of Holdings stock. These remaining costs are expected to be recognized over the remaining 3.5 years of the four-year requisite service period.

Note 8. Supplemental Cash Flow Information

In the condensed consolidated statements of cash flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less when purchased. Supplemental information relating to the condensed consolidated statements of cash flows for the Successor six months ended June 30, 2008 and the Predecessor six months ended June 30, 2007 is presented in the following table:

	Successor	Predecessor
	Six	Six
(In thousands)	months ended	months ended
Cash paid for or (received from):	June 30, 2008	June 30, 2007
Interest expense	$158,012	$27,136
Interest and dividend income	(7,342)	(6,445)
Income taxes, net of refunds	5,913	17,221

Note 9. Comprehensive Income

Total comprehensive income (loss) was $39 million and ($51) million for the Successor three and six months ended June 30, 2008, respectively, and $89 million and $99 million for the Predecessor three and six months ended June 30, 2007, respectively. Total comprehensive income primarily includes net income, unrealized gains/(losses) on marketable securities, unrealized gains/(losses) on derivative instruments and the effect of foreign currency translation.

Note 10. Receivable Sales

The Company has an arrangement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen LawnCare and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding Company LLC. ServiceMaster Funding Company LLC has entered into an arrangement pursuant to which it may transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding Company LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the Successor three and six months ended June 30, 2008 and the Predecessor three and six months ended June 30, 2007, there were no receivables sold to third parties under this arrangement. However, the Company may sell its receivables in the future which would provide an alternative funding source. The arrangement is a 364-day facility that is renewable at the option of ServiceMaster Funding Company LLC, with a final termination date of July 17, 2012. The Company may sell up to $50 million of its receivables to these purchasers and therefore has immediate access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business and could, at times, limit the amount available to the Company. There is presently only one purchaser that is required to purchase receivables under the arrangement. If this purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company may be reduced or eliminated.

Note 11. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less, are included in the Statements of Financial Position caption “Cash and Cash Equivalents.” As of June 30, 2008 and December 31, 2007, the Company’s investments consist primarily of domestic publicly traded debt of $94.3 million and $130.6 million, respectively and common equity securities of $70.2 million and $131.2 million, respectively.

The aggregate market value of the Company’s short-term and long-term investments in debt and equity securities was $164.5 million and $261.8 million and the aggregate cost basis was $163.9 million and $254.7 million at June 30, 2008 and December 31, 2007, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The Company recorded an impairment charge of approximately $3.0 million ($1.8 million after-tax) and $0.3 million ($0.2 million after-tax) during the three months ended June 30, 2008 and 2007, respectively, due to other than temporary declines in the value of certain investments. The Company recorded an impairment charge of approximately $8.2 million ($6.2 million after-tax) and $0.9 million ($0.6 million after-tax) during the six months ended June 30, 2008 and 2007, respectively, due to other than temporary declines in the value of certain investments. The unrealized gains in the investment portfolio were approximately $5.2 million and $8.4 million as of June 30, 2008 and December 31, 2007, respectively. Unrealized losses were approximately $5.2 million and $1.4 million as of June 30, 2008 and December 31, 2007, respectively. There were no unrealized losses older than one year at June 30, 2008 or December 31, 2007. The aggregate fair value of the investments with unrealized losses totaled $52.0 million and $20.4 million at June 30, 2008 and December 31, 2007, respectively. The Company’s marketable securities consist primarily of corporate bonds and common equity securities.

Note 12. Long-Term Debt

Long-term debt at June 30, 2008 and December 31, 2007 is summarized in the following table:

(In thousands)	June 30, 2008	December 31, 2007
Senior secured term loan facility maturing in 2014	$2,623,500	$2,636,750
Senior unsecured interim loan facility maturing in 2008	1,150,000	1,150,000
Revolving credit facility maturing in 2013	—	—
7.10% notes maturing in 2018 (1)	60,736	59,772
7.45% notes maturing in 2027 (1)	143,880	142,457
7.25% notes maturing in 2038 (1)	58,607	58,206
Other	64,670	83,626
Less current portion	(45,475)	(53,564)
Total long-term debt	$4,055,918	$4,077,247

(1)                          The increase from the balance at December 31, 2007 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 10.75%/11.50% senior toggle notes due 2015 (“Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster will be required to file with the SEC a registration statement with respect to the resale of the Permanent Notes.

In February 2008, the Company entered into two 3-year interest rate swap agreements and one 4-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the 3-year agreements was $250 million and the total notional amount of the 4-year swap agreement was $250 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.15% on the notional amount of the 3-year swap agreements and 3.48% on the notional amount of the 4-year swap agreement. The Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, the effective interest rate for $500 million of the term loans is fixed at a rate between 5.90% and 6.23%, including the borrowing margin described in Note 14 to the consolidated financial statements in the 2007 Annual Report. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

Note 13. Businesses Held Pending Sale and Discontinued Operations

Reported “loss from businesses held pending sale and discontinued operations, net of income taxes” for all periods presented include the operating results of the sold and discontinued businesses noted in the 2007 Annual Report. During the second quarter of 2008, the Company recorded a pre-tax impairment charge of $6.3 million as a result of a change in our fair value estimate of InStar’s net assets based on changing market conditions and the ongoing sales process.

The operating results and financial position of discontinued operations are as follows:

	Successor	Predecessor
	Three months ended	Three months ended
(In thousands)	June 30, 2008	June 30, 2007
Operating Results:
Operating revenue	$21,834	$17,839

Operating income(loss)	1,766	(2,704)
Interest expense	(29)	(17)
Impairment charge	(6,317)	—
Pretax loss	(4,580)	(2,721)
Benefit from income taxes	(1,844)	(1,099)
Loss from businesses held pending sale and discontinued operations	$(2,736)	$(1,622)

	Successor	Predecessor
	Six months ended	Six months ended
(In thousands)	June 30, 2008	June 30, 2007
Operating Results:
Operating revenue	$39,640	$40,239

Operating income(loss)	629	(5,177)
Interest expense	(70)	(36)
Impairment charge	(6,317)	—
Pretax loss	(5,758)	(5,213)
Benefit from income taxes	(2,274)	(2,092)
Loss from businesses held pending sale and discontinued operations	$(3,484)	$(3,121)

	June 30, 2008	December 31, 2007
Financial Position:
Current assets	$31,124	$42,474
Current liabilities	14,627	12,983
Long-term liabilities	5,629	7,765
Total liabilities	$20,256	$20,748

The table below summarizes the activity during the six months ended June 30, 2008 for the remaining liabilities from operations that were disposed of in years prior to 2008. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at Dec. 31, 2007	Cash Payments or Other	(Income)/ Expense	Balance at June 30, 2008
Remaining liabilities of discontinued operations:
ARS/AMS	$2,384	$(311)	$177	$2,250
LandCare Construction	1,257	(360)	169	1,066
LandCare utility line clearing business	1,350	(84)	—	1,266
Certified Systems, Inc. and other	6,721	220	(1,920)	5,021

Note 14. Income Taxes

As of June 30, 2008 and December 31, 2007, the Company had $14.1 million and $13.3 million, respectively, of tax items primarily reflected in state tax returns that had not been recognized for financial reporting (“unrecognized tax benefits”). If recognized prior to December 31, 2008, $12.5 million ($9.0 million, net of federal and state tax effects) would be recorded as a purchase accounting adjustment to goodwill and $1.6 million ($1.2 million, net of federal and state tax effects) would affect the Company’s effective tax rate.

Up to $5.1 million of the Company’s unrecognized tax benefits could be recognized within the next twelve months. The Company recognized approximately $0.3 million of its unrecognized tax benefits during the Successor six months ended June 30, 2008 and approximately $6.6 million during the Predecessor six months ended June 30, 2007.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the United States Internal Revenue Service (“IRS”) through 2006 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2001.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. As noted above, the U.S. federal tax returns filed by the Company through the 2006 return have been reviewed by the IRS. The Company paid $5 million primarily in the first quarter of 2006 relating to the resolution of the 2003 and 2004 audits. The IRS completed the audits of the Company’s tax returns for 2005 and 2006, with no adjustments or additional payments. The IRS commenced examinations of the Company’s U.S. federal income tax returns for 2007 and 2008 in the first quarter of 2007 and the second quarter of 2008, respectively. At this time, the outcome of these audits is not known and no significant adjustments have been proposed by the IRS pertaining to these audit periods. Five state tax authorities are in the process of auditing state income tax returns of various subsidiaries. One state audit is at the appeals level. If state authorities were to prevail with their assessments, the Company does not anticipate that these adjustments would have a material impact on the Company’s financial position, annual results of operations or cash flows.

The Company’s policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the Successor three and six months ended June 30, 2008, the Company recognized interest expense of less than $0.1 million and approximately $0.6 million, respectively, through the tax provision. During the Predecessor three and six months ended June 30, 2007, the Company recognized interest expense of approximately $0.8 million and $0.7 million, respectively, through the tax provision. As of June 30, 2008 and December 31, 2007, the Company had accrued for the payment of interest and penalties of approximately $3.3 million ($2.0 million, net of federal and state tax effects) and $2.4 million ($1.4 million, net of federal and state tax effects), respectively.

Note 15. Business Segment Reporting

The business of the Company is conducted through five reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield and Other Operations and Headquarters. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscaping services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of ServiceMaster Clean (which includes the operations of AmeriSpec and Furniture Medic) and Merry Maids, which provide primarily residential disaster restoration, commercial cleaning, carpet and upholstery cleaning, home inspection services, furniture repair and maid services. The Other Operations and Headquarters segment also includes the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

Segment information for continuing operations is presented below.

	Successor	Predecessor	Successor	Predecessor
	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Operating Revenue:
TruGreen LawnCare	$377,296	$375,548	$511,738	$508,220
TruGreen LandCare	83,877	112,298	162,529	215,240
Terminix	311,774	311,328	573,422	573,500
American Home Shield	167,570	156,040	272,988	281,227
Other Operations and Headquarters	56,788	53,523	108,859	104,045
Total Operating Revenue	$997,305	$1,008,737	$1,629,536	$1,682,232
Operating Income (Loss):(1),(2)
TruGreen LawnCare	$55,913	$72,813	$21,854	$61, 220
TruGreen LandCare	(2,693)	(2,126)	(602)	(2,060)
Terminix	59,682	62,589	102,895	107,360
American Home Shield	9,401	20,278	(8,291)	27,299
Other Operations and Headquarters(2)	(8,124)	(19,522)	(11,979)	(34,725)
Total Operating Income	$114,179	$134,032	$103,877	$159,094

(1)          Presented below is a reconciliation of segment operating (loss) income to (loss) income from continuing operations before income taxes.

	Successor	Predecessor	Successor	Predecessor
	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Segment Operating Income	$114,179	$134,032	$103,877	$159,094
Non-operating expense (income):
Interest expense	83,425	13,879	173,011	28,143
Interest and net investment (income) loss	(4,164)	(18,118)	1,881	(26,184)
Minority interest and other expense, net	145	1,472	277	3,521
Income (Loss) from Continuing Operations before Income Taxes	$34,773	$136,799	$(71,292)	$153,614

(2)          The results include restructuring charges for severance, as well as costs associated with Fast Forward, and payments for employee retention and severance related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $4.0 million and $8.3 million in the three months ended June 30, 2008 and 2007, respectively, and $7.3 million and $15.3 million in the six months ended June 30, 2008 and 2007, respectively. The results also include Merger charges related to the purchase of ServiceMaster by a group of investors led by CD&R. The Merger related charges totaled $0.3 million and $2.8 million pretax in the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $5.3 million pretax in the six months ended June 30, 2008 and 2007, respectively.

Note 16. Related Party Transactions

In connection with the Transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2 million. This fee is payable quarterly. The Company recorded a management fee of $0.5 million and $1.0 million for the three and six months ended June 30, 2008, respectively. There was no management fee recorded for the three and six months ended June 30, 2007. The consulting agreement also provides that CD&R may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions.

Note 17. Newly Issued Accounting Statements and Positions

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB approved FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are re-measured at least annually. SFAS No. 157 therefore is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are re-measured at least annually for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for fiscal years beginning after November 15, 2008. The Company has assessed the impact of this Statement to the Company’s consolidated financial position, results of operations and cash flows. The Company has adopted this Statement for financial assets and liabilities (See Note 18). The Company does not expect the adoption of this Statement for non-financial assets and liabilities recognized at fair value on a nonrecurring basis to have a material effect on these consolidated financial statements.

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

In April 2008, the FASB approved FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting FSP 142-3 on its consolidated financial statements.

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

The carrying amount, including accrued interest, and estimated fair value of certain of the Company’s financial instruments for the periods presented are as follows:

	June 30, 2008				December 31, 2007
		Estimated Fair Value Measurements
(In thousands)	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets
Deferred compensation trust assets	$19,400	$19,400	$—	$—	$35,100	$35,100
Investments in marketable securities	145,099	73,436	71,663	—	226,690	226,690
Fuel swap contracts	10,871	—	—	10,871	—	—
Total financial assets	$175,370	$92,836	$71,663	$10,871	$261,790	$261,790

Financial Liabilities
Interest rate swap contracts	$9,818	$—	$9,818	$—	$16,557	$16,557
Total financial liabilities	$9,818	$—	$9,818	$—	$16,557	$16,557

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contracts
Balance at December 31, 2007	$—
Gains included in other comprehensive income	3,118
Balance at March 31, 2008	$3,118
Total gains (realized/unrealized)
Included in earnings(1)	3,913
Included in other comprehensive income	7,753
Settlements, net	(3,913)
Balance at June 30, 2008	$10,871

(1)          Gains included in earnings are reported in cost of services rendered and products sold.

The Company uses fuel swap contracts to mitigate the impact of fluctuations in fuel prices. The Company’s exposure to market risk for changes in fuel prices relates to the forecasted consumption of fuel by the Company’s vehicle fleet in the delivery of services to customers. As of June 30, 2008, the Company had fuel swap contracts, designated as cash flow hedges, to pay fixed prices for fuel with an aggregate notional amount of $41.4 million, maturing through 2009.

Note 19. Subsequent Events

In August 2008, the Company entered into two 3-year interest rate swap agreements effective September 2, 2008. The total notional amount of the swap agreements was $200 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.83% on the $200 million notional amount of the swap agreements. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200 million of the term loans is fixed at a rate of approximately 6.58%, including the borrowing margin described in Note 14 of the 2007 Annual Report. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments will be recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

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

Equity contributions totaling $1,431 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million senior unsecured interim loan facility (“Interim Loan Facility”), (ii) borrowings under a new $2,650 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500 million senior secured revolving credit facility (the “Revolving Credit Facility”).

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

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 10.75%/11.50% senior toggle notes due 2015 (“Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster will be required to file with the SEC a registration statement with respect to the resale of the Permanent Notes.

Results of Operations

Although The ServiceMaster Company continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The separate presentation is required under GAAP when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of the assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. The Company refers to the operations of The ServiceMaster Company for both the Predecessor and Successor periods. The condensed consolidated statements of financial position as of June 30, 2008 and December 31, 2007 and the condensed consolidated statements of operations and of cash flows for the six months ended June 30, 2008 and the condensed consolidated statement of operations for the three months ended June 30, 2008 reflect the financial position, operations and cash flows of the Successor. The condensed consolidated statements of operations and of cash flows for the six months ended June 30, 2007 and the condensed consolidated statement of operations for the three months ended June 30, 2007 reflect the operations and cash flows of the Predecessor.

Second Quarter 2008 Compared to 2007

The Company reported second quarter 2008 revenue of $997.3 million, an $11.4 million or 1.1 percent decrease compared to 2007. The revenue for the second quarter of 2008 has been reduced by $11.6 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the second quarter of 2008 was comparable to 2007 levels, driven by the results of our business units as described in our “Segment Review for the Second Quarter 2008 compared to 2007”.

Operating income was $114.2 million in the second quarter of 2008 compared to $134.0 million in 2007. Income from continuing operations before income taxes was $34.8 million in the second quarter of 2008 compared to $136.8 million in 2007. The decrease in income from continuing operations before income taxes of $102.0 million primarily reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments (1)	$(49.4)
Increased interest expense (2)	(69.5)
Decreased interest and net investment income (3)	(14.0)
Decreased merger related charges (4)	2.5
Decreased restructuring charges (5)	4.3
Improved segment results (6)	24.1
$(102.0)

(1)           The net unfavorable impact of non-cash purchase accounting adjustments in the second quarter of 2008 of $49.4 million consists primarily of increased amortization of intangible assets of $39.9 million and an $11.6 million reduction in revenue partially offset by reduced deferred customer acquisition expense of $4.3 million.

(2)           Represents an increase in interest expense as a result of the new debt structure entered into upon the completion of the Transactions.

(3)           As further described in “Operating and Non-Operating Expenses”, represents a decrease in interest and net investment income primarily reflecting (1) the unfavorable impact to investment gains and income realized on the American Home Shield investment portfolio due to realized losses on disposals of securities and other  than temporary declines in the value of certain investments and (2) lower investment income resulting from a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease in compensation expense within operating loss (income)).

(4)           Represents a decrease in charges related to the Merger which cannot be capitalized as part of the purchase cost for financial reporting purposes.

(5)           Represents a decrease in restructuring charges primarily resulting from Fast Forward and the consolidation of the Company’s corporate headquarters into its operations support center in Memphis, Tennessee.

(6)            Represents an increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, merger related charges and restructuring charges supported by the improved results at Terminix, TruGreen LandCare, American Home Shield and Other Operations and Headquarters as described in our “Segment Reviews for the Second Quarter 2008 Compared to 2007”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $589.7 million for the second quarter of 2008 compared to $590.5 million in 2007. Excluding the unfavorable non-cash reduction of revenue of $11.6 million resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue these costs remained unchanged from the prior year at 58.5 percent for the second quarter of 2008. This reflects the impact of improved labor efficiency at Terminix and LandCare offset by increases in fuel, fertilizer and other factor costs throughout the enterprise. The Company expects year-over-year increases in fuel and fertilizer costs to continue to negatively impact our results during the second half of 2008.

The Company reported selling and administrative expenses of $247.1 million for the second quarter of 2008 compared to $270.8 million in 2007. The second quarter of 2008 includes a $4.3 million (non-cash) decrease in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs decreased as a percentage of revenue to 24.9 percent for the second quarter of 2008 from 26.8 percent for 2007. The decrease in selling and administrative expenses as a percentage of revenue primarily reflects lower functional support costs, improved sales labor efficiency at TruGreen LawnCare and Terminix, and lower compensation charges for the Company resulting from a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease within interest and net investment income).

Amortization expense was $42.0 million for the second quarter of 2008 compared to $2.3 million for 2007. The increase reflects $39.9 million of amortization for the second quarter of 2008 related to recording amortizable intangible assets of $844 million in purchase accounting in connection with the Merger.

Non-operating expense totaled $79.4 million for the second quarter of 2008 compared with non-operating income of $2.8 million for 2007. This change includes a $69.5 million increase in interest expense for the second quarter of 2008, primarily resulting from the increased debt levels related to the Merger, and a $14.0 million decrease in interest and net investment income for the second quarter of 2008. Interest and net investment income was comprised of the following for the three months ended June 30, 2008 and 2007:

	Successor	Predecessor
	Three	Three
	months ended	months ended
(In millions)	June 30, 2008	June 30, 2007
Realized gains (losses) (1)	$6.5	$15.4
Impairments (2)	(3.0)	(0.3)
Deferred compensation trust (3)	(0.1)	2.2
Other	0.7	0.8
Interest and net investment income	$4.1	$18.1

(1)            Represents the net investment gains (losses) and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)            Represents other than temporary declines in the value of certain investments in the American Home Shield investment portfolio.

(3)            Represents investment income (loss) resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is an offsetting adjustment in compensation expense within operating loss (income)).

The effective tax rate on income from continuing operations was 40.1 percent for the second quarter of 2008 compared to 34.0 percent for 2007. The 2007 effective tax rate was impacted by a $4.2 million reduction in tax expense resulting from the favorable resolution of state tax items related to a prior non-recurring transaction, as well as a $2.7 million reduction in tax expense resulting from incremental deferred tax benefits that became recognizable during the second quarter of 2007 upon the conversion of the minority equity interests in Terminix into eight million shares of ServiceMaster common stock. There were no comparable favorable items impacting the effective tax rate in 2008.

Restructuring and Merger Related Charges

The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions under Fast Forward. Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company’s work processes around its operational and strategic objectives. It is expected that Fast Forward will be effected in phases. The first phase involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield’s call center located in Santa Rosa, California. The second phase is expected to include the organization of certain corporate support functions into Centers of Excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings. The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is expected to begin implementation in the second half of 2008.

In connection with Fast Forward, the Company incurred costs in the three months ended June 30, 2008 of approximately $4.1 million. Such costs include consulting fees of approximately $2.1 million and severance, lease termination and other costs of approximately $2.0 million. No costs related to Fast Forward were incurred in the three months ended June 30, 2007.

The Company expects that it will incur substantial additional costs in order to implement the second phase of Fast Forward, but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays.

The Company is on schedule with respect to realizing its previously forecasted savings from Fast Forward. The Company believes that it will ultimately realize annualized pretax savings of $60 million by the end of 2009. Most of these savings will benefit the selling, general and administrative line in the statement of operations.

The 2007 second quarter results include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and, in accordance with GAAP, these costs were expensed throughout the transition period. In the three months ended June 30, 2007, the Company recognized charges of approximately $8.3 million. These charges consisted of $5.8 million of employee retention and severance and $2.5 million of recruiting and related costs.

During the three months ended June 30, 2008, the Company recognized a reduction in expense of $0.1 million relating to this relocation, which includes net adjustments for severance and other costs.

During the three months ended June 30, 2008 and 2007, the Company incurred Merger related charges totaling $0.3 million and $2.8 million, respectively. These Merger related charges include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of June 30,
	2008	2007
TruGreen LawnCare—
Growth in Full Program Accounts	-2%	1%
Customer Retention Rate	68.4%	68.5%
Terminix—
Growth in Pest Control Customers	1%	7%
Pest Control Customer Retention Rate	78.5%	78.9%
Growth in Termite Customers	2%	1%
Termite Customer Retention Rate	88.1%	87.6%
American Home Shield—
Growth in Warranty Contracts	2%	5%
Customer Retention Rate	61.9%	59.7%

Segment Reviews for the Second Quarter 2008 Compared to 2007

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating (loss) income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

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

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Successor	Predecessor
	Three	Three
	months ended	months ended
(In thousands)	June 30, 2008	June 30, 2007
Operating Revenue:
TruGreen LawnCare	$377,296	$375,548
TruGreen LandCare	83,877	112,298
Terminix	311,774	311,328
American Home Shield	167,570	156,040
Other Operations and Headquarters	56,788	53,523
Total Operating Revenue	$997,305	$1,008,737
Comparable Operating Performance:
TruGreen LawnCare	$75,336	$76,630
TruGreen LandCare	(66)	(699)
Terminix	73,513	67,485
American Home Shield	36,419	37,032
Other Operations and Headquarters	(230)	(12,144)
Total Comparable Operating Performance	$184,972	$168,304

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related expenses(1)	$4,310	$11,054
Management fee(2)	$500	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$133	$(2,288)
Comparable Operating Performance of all other discontinued operations	1,633	528
Comparable Operating Performance of businesses held pending sale and discontinued operations	$1,766	$(1,760)

(1)                                Comparable Operating Performance includes (i) severance and employee retention costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (ii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iii) charges related to Fast Forward and (iv) Merger related expenses. Substantially all of the restructuring charges and Merger related expenses are included in the Comparable Operating Performance of the Other Operations and Headquarters segment.

(2)                                Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R will provide the Company with on-going consulting and management advisory services for a minimum annual fee of $2 million.

The following table presents reconciliations of operating (loss) income to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations and Headquarters	Total

Successor three months ended June 30, 2008
Operating income (loss)(1)	$55,913	$(2,693)	$59,682	$9,401	$(8,124)	$114,179
Depreciation and amortization expense	19,402	2,789	14,879	12,759	5,532	55,361
EBITDA before adding back interest and net investment income	75,315	96	74,561	22,160	(2,592)	169,540
Interest and net investment income (2)	—	—	—	3,539	625	4,164
Adjusted EBITDA	75,315	96	74,561	25,699	(1,967)	173,704
Non-cash option and restricted stock expense	—	—	—	—	1,737	1,737
Non-cash charges (credits) attributable to purchase accounting(3)	21	(162)	(1,048)	10,720	—	9,531
Comparable Operating Performance	$75,336	$(66)	$73,513	$36,419	$(230)	$184,972

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$35	$623	$—	$448	$3,204	$4,310
Management fee(5)	$—	$—	$—	$—	$500	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$133	$133
Comparable Operating Performance of all other discontinued operations	—	—	—	—	1,633	1,633
Comparable Operating Performance of businesses held pending sale and discontinued operations	$—	$—	$—	$—	$1,766	$1,766

Predecessor three months ended June 30, 2007
Operating income (loss)(1)	$72,813	$(2,126)	$62,589	$20,278	$(19,522)	$134,032
Depreciation and amortization expense	3,817	1,427	4,896	1,633	2,878	14,651
EBITDA before adding back interest and net investment income	76,630	(699)	67,485	21,911	(16,644)	148,683
Interest and net investment income (2)	—	—	—	15,121	2,997	18,118
Adjusted EBITDA	76,630	(699)	67,485	37,032	(13,647)	166,801
Non-cash option and restricted stock expense	—	—	—	—	1,503	1,503
Non-cash charges attributable to purchase accounting(3)	—	—	—	—	—	—
Comparable Operating Performance	$76,630	$(699)	$67,485	$37,032	$(12,144)	$168,304

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$—	$—	$—	$—	$11,054	$11,054
Management fee(5)	$—	$—	$—	$—	$—	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(2,288)	$(2,288)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	528	528
Comparable Operating Performance of businesses held pending sale and discontinued operations	$—	$—	$—	$—	$(1,760)	$(1,760)

(1)                                  Presented below is a reconciliation of segment operating income to net income.

	Successor	Predecessor
	Three	Three
	months ended	months ended
(In thousands)	June 30, 2008	June 30, 2007
Segment Operating Income	$114,179	$134,032
Non-operating expense (income):
Interest expense	83,425	13,879
Interest and net investment income	(4,164)	(18,118)
Minority interest and other expense, net	145	1,472
Income from Continuing Operations before Income Taxes	$34,773	$136,799
Provision for income taxes	13,947	46,546
Income from Continuing Operations	$20,826	$90,253
Loss from businesses held pending sale and discontinued operations, net of income taxes	(2,736)	(1,622)
Net Income	$18,090	$88,631

(2)                                Interest and net investment income is primarily comprised of investment income and realized gains/losses on our American Home Shield (“AHS”) segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with AHS and for other purposes totaled approximately $358 million as of June 30, 2008. As further described in “Operating and Non-Operating Expenses”, AHS interest and net investment income was $3.5 million for the second quarter of 2008 and $15.1 million for the second quarter of 2007. The balance of interest and investment income primarily relates to (i) a portion of the earnings generated by ServiceMaster Acceptance Company Limited Partnership, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units; (ii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income); and (iii) interest income on other cash balances.

(3)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)                                Includes (i) severance and employee retention costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (ii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iii) Merger related expenses and (iv) charges related to Fast Forward.

(5)                                The Company entered into a consulting agreement with CD&R under which CD&R will provide the Company with on-going consulting and management advisory services in exchange for a minimum annual management fee of $2 million. This fee is payable quarterly.

TruGreen LawnCare Segment

The TruGreen LawnCare segment (“LawnCare”), which includes lawn, tree and shrub care services, reported a 0.5 percent increase in revenue, a 23.2 percent decrease in operating income and a 1.7 percent decrease in Comparable Operating Performance for the second quarter of 2008 compared to 2007. The modest increase in revenue resulted from an improved price realization offset by the impact of customer count declines. LawnCare experienced a 0.1 percent decline in new sales and a 10 basis point decrease in its rolling twelve-month retention rate from last year resulting in an overall 2 percent decline in customer counts from last year’s level. The trends in new sales and retention were adversely affected by soft consumer demand in the first half of 2008. LawnCare remains focused on the overall quality of service delivery, including the Lawn Quality Audit (“LQA”) visits initiated during the second half of 2006. LawnCare is seeking to improve customer retention over the next several years as it expands the LQA program, focuses its efforts on reducing route manager turnover and continues to improve overall communication with customers.

The 1.7 percent decrease in Comparable Operating Performance for the second quarter of 2008 compared to 2007 also reflects increased fuel and fertilizer costs offset, in part, by reduced overhead spending.

TruGreen LandCare Segment

The TruGreen LandCare segment (“LandCare”), which includes landscape maintenance services, reported a 25.3 percent decrease in revenue, a 26.7 percent decrease in operating loss and a 90.6 percent increase in Comparable Operating Performance for the second quarter of 2008 compared to 2007. The decline in revenue included a 24.0 percent decline in base contract maintenance revenue and a 27.3 percent decrease in enhancement revenue. Second quarter 2008 revenue was adversely impacted by branch closures completed during the third quarter of 2007, as well as the impacts of LandCare’s efforts to improve the profitability of its customer base by pruning less profitable accounts, implementing stricter pricing on new sales, and increasing the average size of new proposals. Although the total base contract maintenance sales dollars declined for the second quarter of 2008, LandCare realized an improvement in the average value per contract sold (higher value contracts tend to be more profitable).

Comparable Operating Performance improved $0.6 million for the second quarter of 2008 compared to 2007 and also reflects improved materials and labor management on the base contract maintenance portfolio and reduced overhead spending. These factors were offset, in part, by increased fuel costs and $0.6 million of restructuring charges in the second quarter of 2008.

Terminix Segment

The Terminix segment, which includes termite and pest control services, reported comparable revenue for the second quarter of 2008 compared to 2007. Revenue for the second quarter of 2008 has been reduced by $1.0 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue increased 0.5 percent for the second quarter of 2008 compared to 2007. Terminix reported a 4.6 percent decrease in operating income and an 8.9 percent increase in Comparable Operating Performance for the second quarter of 2008 compared to 2007. The segment’s overall revenue results, excluding purchase accounting, reflected modest growth in pest control revenues and increases in termite contract renewal revenue, offset by a decline in revenue from termite completions. Pest control revenues increased 2.3 percent for the second quarter of 2008 as compared to 2007, as the impact of acquisitions and price realization more than offset a slight decrease in new unit sales. A 2.9 percent increase in termite renewal revenues for the second quarter of 2008 was supported by price realization and a 50 basis point improvement in termite customer retention. Revenue from termite completions declined 3.3 percent for the second quarter of 2008, as reduced termite swarm activity negatively impacted demand for services and due to reduced average pricing on new termite treatments.

The growth in Comparable Operating Performance also reflects lower termite materials costs, effective management of seasonal staffing of production and sales labor, lower vehicle fleet counts, and reduced overhead spending, offset, in part, by increased fuel costs.

American Home Shield Segment

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 7.4 percent increase in revenue for the second quarter of 2008 compared to 2007. Revenue for the second quarter of 2008 has been reduced by $10.6 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue increased 14.2 percent for the second quarter of 2008 over the second quarter of 2007. American Home Shield reported a 53.6 percent decrease in operating income and a 1.7 percent decrease in Comparable Operating Performance for the second quarter of 2008 over the second quarter of 2007. The increase in revenue, in part, resulted from higher contract costs in the quarter due to differences between years in the timing of the incidence of warranty claims. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Total new contract sales and renewal units, which are reported as earned revenue over the subsequent twelve-month contract period, were comparable in the second quarter of 2008 compared with 2007. Contract unit sales from customer renewals increased 5.9 percent, reflecting a larger base of renewable customers and a 220 basis point improvement in retention. American Home Shield’s sales in the real estate channel were significantly impacted by the continued softness in the home resale market throughout most of the country with overall unit sales declines of 15.9 percent through this channel.

The decrease in Comparable Operating Performance for the second quarter of 2008 also includes an $11.6 million decrease in interest and net investment income from the American Home Shield investment portfolio (primarily reflecting the unfavorable impact of realized losses on disposals of securities and other than temporary declines in the value of certain investments) as compared to 2007 and increased provisions for certain legal matters partially offset by beneficial impacts of increases in prices and service fees per claim.

Other Operations and Headquarters Segment

This segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company’s headquarters functions. The segment reported a 6.1 percent increase in revenue for the second quarter of 2008 compared to

2007. The ServiceMaster Clean and Merry Maids operations reported a combined 6.7 percent increase in revenue for the second quarter of 2008. The growth in revenue resulted from increases in franchise revenues. The ServiceMaster Clean and Merry Maids operations reported a combined increase in operating income of 1.0 percent and an increase in Comparable Operating Performance of 19.3 percent, or $3.1 million, for second quarter of 2008 compared to 2007. The increase in the segment’s Comparable Operating Performance for the second quarter of 2008 compared to 2007 of $11.9 million primarily reflects increased Comparable Operating Performance from the ServiceMaster Clean and Merry Maids operations resulting from increased revenue, the decrease in Restructuring and Merger related expenses incurred in 2008 and lower functional support costs.

Discontinued Operations

The components of loss from businesses held pending sale and discontinued operations, net of income taxes, and the reconciliation of operating loss to Adjusted EBITDA and Comparable Operating Performance for the three months ended June 30, 2008 and June 30, 2007 are as follows:

	Successor	Predecessor
	Three	Three
	months ended	months ended
(In thousands)	June 30, 2008	June 30, 2007
Operating income(loss)	$1,766	$(2,704)
Interest expense	(29)	(17)
Impairment charge	(6,317)	—
Pretax loss	(4,580)	(2,721)
Benefit from income taxes	(1,844)	(1,099)
Loss from businesses held pending sale and discontinued operations, net of income taxes	$(2,736)	$(1,622)

Operating income(loss)	$1,766	$(2,704)
Depreciation and amortization expense	—	944
EBITDA before adding back interest and investment income, net	1,766	(1,760)
Interest and net investment income	—	—
Adjusted EBITDA	1,766	(1,760)
Non-cash option and restricted stock expense	—	—
Non-cash charges attributable to purchase accounting	—	—
Comparable Operating Performance of businesses held pending sale and discontinued operations	$1,766	$(1,760)

During the second quarter of 2008, the Company recorded a pre-tax impairment charge of $6.3 million as a result of a change in our fair value estimate of InStar’s net assets based on changing market conditions and the ongoing sales process.

Six Months Ended June 30, 2008 Compared to 2007

The Company reported revenue of $1,629.5 million for the six months ended June 30, 2008, a $52.7 million or 3.1 percent decrease compared to 2007. The revenue for the six months ended June 30, 2008 has been reduced by $33.4 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the six months ended June 30, 2008 decreased $19.3 million or 1.1 percent, from 2007 levels, driven by the results of our business units as described in our “Segment Reviews for the Six Months Ended June 30, 2008 Compared to 2007”.

Operating income was $103.9 million in the six months ended June 30, 2008 compared to operating income of $159.1 million in 2007. Loss from continuing operations before income taxes was $71.3 million in the six months ended June 30, 2008 compared to income from continuing operations before income taxes of $153.6 million in 2007. The decrease in (loss) income from continuing operations before income taxes of $224.9 million primarily reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments (1)	$(110.3)
Increased interest expense (2)	(144.9)
Decreased interest and net investment income (3)	(28.1)
Decreased merger related charges (4)	5.0
Decreased restructuring charges (5)	8.0
Improved segment results (6)	45.4
$(224.9)

(1)           The net unfavorable impact of non-cash purchase accounting adjustments in the six months ended June 30, 2008 of $110.3 million consists primarily of increased amortization of intangible assets of $88.2 million and a $33.4 million reduction in revenue partially offset by reduced deferred customer acquisition expense of $13.9 million.

(2)           Represents an increase in interest expense as a result of the new debt structure entered into upon the completion of the Transactions.

(3)           As further described in “Operating and Non-Operating Expenses”, represents a decrease in interest and net investment income primarily reflecting (1) the unfavorable impact to investment gains and income realized on the American Home Shield investment portfolio due to realized losses on disposals of securities and other than  temporary declines in the value of certain investments and (2) lower investment income resulting from a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease in compensation expense within operating loss (income)).

(4)            Represents a decrease in charges related to the Merger which cannot be capitalized as part of the purchase cost for financial reporting purposes.

(5)           Represents a decrease in restructuring charges primarily resulting from Fast Forward and the consolidation of the Company’s corporate headquarters into its operations support center in Memphis, Tennessee.

(6)           Represents an increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, merger related charges and restructuring charges supported by the improved results at Terminix, TruGreen LawnCare, TruGreen LandCare, American Home Shield and Other Operations and  Headquarters as described in our “Segment Reviews for the Six Months Ended June 30, 2008 Compared to 2007”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $1,007.1 million for the six months ended June 30, 2008 compared to $1,033.9 million in 2007. Excluding the non-cash reduction of revenue of $33.4 million resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue these costs decreased to 60.6 percent for the six months ended June 30, 2008 from 61.5 percent in 2007. This decrease primarily reflects the impact of improved labor efficiency at Terminix, offset by increases in fuel, fertilizer and other factor costs throughout the enterprise.

The Company reported selling and administrative expenses of $418.2 million for the six months ended June 30, 2008 compared to $464.1 million in 2007. The six months ended June 30, 2008 include a $13.9 million (non-cash) decrease in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs decreased as a percentage of revenue to 26.0 percent for the six months ended June 30, 2008 from 27.6 percent for 2007. The decrease in selling and administrative expenses as a percentage of revenue primarily reflects lower functional support costs, improved sales labor efficiency at TruGreen LawnCare and Terminix, and lower compensation charges for the Company due primarily to a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease within interest and net investment loss (income)).

Amortization expense was $92.6 million for the six months ended June 30, 2008 compared to $4.6 million for 2007. The increase reflects $88.2 million of amortization for the six months ended June 30, 2008 related to recording amortizable intangible assets of $844 million in purchase accounting in connection with the Merger.

Non-operating expense totaled $175.2 million for the six months ended June 30, 2008 compared with $5.5 million for 2007. This change includes a $144.9 million increase in interest expense for the six months ended June 30, 2008, primarily resulting from the increased debt levels related to the Merger, and a $28.1 million decrease in interest and net investment income for the six months ended June 30, 2008. Interest and net investment income was comprised of the following for the six months ended June 30, 2008 and 2007:

	Successor	Predecessor
	Six	Six
	months ended	months ended
(In millions)	June 30, 2008	June 30, 2007
Realized gains (losses) (1)	$7.2	$23.1
Impairments (2)	(8.2)	(0.9)
Deferred compensation trust (3)	(2.7)	2.8
Other	1.8	1.2
Interest and net investment (loss) income	$(1.9)	$26.2

(1)           Represents the net investment gains (losses) and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)           Represents other than temporary declines in the value of certain investments in the American Home Shield investment portfolio.

(3)           Represents investment income (loss) resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is an offsetting adjustment in compensation expense within operating loss (income)).

The effective tax rate on (loss) income from continuing operations was a benefit of 23.9 percent for the six months ended June 30, 2008 compared to an expense of 34.7 percent for 2007. The change in the effective tax rate is primarily due to state tax expense offsetting the statutory federal benefit generated due to losses in 2008 as a result of the Merger compared to state tax expense increasing the effective tax rate in 2007. In addition, the 2007 effective tax rate was impacted by a $4.2 million reduction in tax expense resulting from the favorable resolution of state tax items related to a prior non-recurring transaction, as well as a $2.7 million reduction in tax expense resulting from incremental deferred tax benefits that became recognizable during the second quarter of 2007 upon the conversion of the minority equity interests in Terminix into eight million shares of ServiceMaster common stock. There were no comparable favorable items impacting the effective tax rate in 2008.

Restructuring and Merger Related Charges

The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions under Fast Forward. Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company’s work processes around its operational and strategic objectives. It is expected that Fast Forward will be effected in phases. The first phase involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield’s call center located in Santa Rosa, California. The second phase is expected to include the organization of certain corporate support functions into Centers of Excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings. The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is expected to begin implementation in the second half of 2008.

In connection with Fast Forward, the Company incurred costs in the six months ended June 30, 2008 of approximately $6.7 million. Such costs include consulting fees of approximately $3.7 million and severance, lease termination and other costs of approximately $3.0 million. No costs related to Fast Forward were incurred in the six months ended June 30, 2007.

The Company expects that it will incur substantial additional costs in order to implement the second phase of Fast Forward, but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays.

The Company is on schedule with respect to realizing its previously forecasted savings from Fast Forward. The Company believes that it will ultimately realize annual pretax savings of $60 million by the end of 2009. Most of these savings will benefit the selling, general and administrative line in the statement of operations.

The results for the six months ended June 30, 2007 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and, in accordance with GAAP, these costs were expensed throughout the transition period. In the six months ended June 30, 2007, the Company recognized charges of approximately $15.3 million. These charges consisted of $11.4 million of employee retention and severance and $3.9 million of recruiting and related costs.

During the six months ended June 30, 2008, the Company incurred an additional $0.6 million relating to this relocation, which includes additional severance and other costs.

During the six months ended June 30, 2008 and 2007, the Company incurred Merger related charges totaling $0.4 million and $5.3 million, respectively. These Merger related charges include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

Segment Reviews for the Six Months Ended June 30, 2008 Compared to 2007

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating (loss) income to (loss) income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. As noted in segment reviews for the second quarter 2008 compared to 2007, the Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Successor	Predecessor
	Six	Six
	months ended	months ended
(In thousands)	June 30, 2008	June 30, 2007
Operating Revenue:
TruGreen LawnCare	$511,738	$508,220
TruGreen LandCare	162,529	215,240
Terminix	573,422	573,500
American Home Shield	272,988	281,227
Other Operations and Headquarters	108,859	104,045
Total Operating Revenue	$1,629,536	$1,682,232
Comparable Operating Performance:
TruGreen LawnCare	$68,599	$68,877
TruGreen LandCare	4,631	785
Terminix	129,012	116,828
American Home Shield	42,203	52,743
Other Operations and Headquarters	1,702	(21,950)
Total Comparable Operating Performance	$246,147	$217,283

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related expenses(1)	$7,685	$20,652
Management fee(2)	$1,000	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$(843)	$(3,601)
Comparable Operating Performance of all other discontinued operations	1,472	402
Comparable Operating Performance of businesses held pending sale and discontinued operations	$629	$(3,199)

(1)                               Comparable Operating Performance includes (i) severance and employee retention costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (ii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iii) charges related to Fast Forward and (iv) Merger related expenses. Substantially all of the restructuring charges and Merger related expenses are included in the Comparable Operating Performance of the Other Operations and Headquarters segment.

(2)                               Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R will provide the Company with on-going consulting and management advisory services for a minimum annual fee of $2 million.

The following table presents reconciliations of operating income (loss) to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations and Headquarters	Total
Successor six months ended June 30, 2008
Operating income (loss)	$21,854	$(602)	$102,895	$(8,291)	$(11,979)	$103,877
Depreciation and amortization expense	46,711	5,558	29,891	25,442	10,991	118,593
EBITDA before adding back interest and net investment income	68,565	4,956	132,786	17,151	(988)	222,470
Interest and net investment income (loss) (2)	—	—	—	(962)	(919)	(1,881)
Adjusted EBITDA	68,565	4,956	132,786	16,189	(1,907)	220,589
Non-cash option and restricted stock expense	—	—	—	—	3,401	3,401
Non-cash charges (credits) attributable to purchase accounting(3)	34	(325)	(3,774)	26,014	208	22,157
Comparable Operating Performance	$68,599	$4,631	$129,012	$42,203	$1,702	$246,147

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$316	$202	$57	$448	$6,662	$7,685
Management fee(5)	$—	$—	$—	$—	$1,000	$1,000

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(843)	$(843)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	1,472	1,472
Comparable Operating Performance of businesses held pending sale and discontinued operations	$—	$—	$—	$—	$629	$629

Predecessor six months ended June 30, 2007
Operating income (loss)	$61,220	$(2,060)	$107,360	$27,299	$(34,725)	$159,094
Depreciation and amortization expense	7,657	2,845	9,468	3,261	5,716	28,947
EBITDA before adding back interest and net investment income	68,877	785	116,828	30,560	(29,009)	188,041
Interest and net investment income(2)	—	—	—	22,183	4,001	26,184
Adjusted EBITDA	68,877	785	116,828	52,743	(25,008)	214,225
Non-cash option and restricted stock expense	—	—	—	—	3,058	3,058
Non-cash charges attributable to purchase accounting(3)	—	—	—	—	—	—
Comparable Operating Performance	$68,877	$785	$116,828	$52,743	$(21,950)	$217,283

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$—	$—	$—	$—	$20,652	$20,652
Management fee(5)	$—	$—	$—	$—	$—	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(3,601)	$(3,601)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	402	402
Comparable Operating Performance of businesses held pending sale and discontinued operations	$—	$—	$—	$—	$(3,199)	$(3,199)

(1)                                  Presented below is a reconciliation of segment operating (loss) income to net (loss) income.

	Successor	Predecessor
	Six	Six
	months ended	months ended
(In thousands)	June 30, 2008	June 30, 2007
Segment Operating (Loss) Income	$103,877	$159,094
Non-operating expense (income):
Interest expense	173,011	28,143
Interest and net investment loss (income)	1,881	(26,184)
Minority interest and other expense, net	277	3,521
(Loss) Income from Continuing Operations before Income Taxes	$(71,292)	$153,614
(Benefit) Provision for income taxes	(17,024)	53,313
(Loss) Income from Continuing Operations	$(54,268)	$100,301
Loss from businesses held pending sale and discontinued operations, net of income taxes	(3,484)	(3,121)
Net (Loss) Income	$(57,752)	$97,180

(2)                                Interest and net investment income is primarily comprised of investment income and realized gains/losses on our American Home Shield (“AHS”) segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with AHS and for other purposes totaled approximately $358 million as of June 30, 2008. As further described in “Operating and Non-Operating Expenses”, AHS interest and net investment (loss) income was ($1.0) million for the six months ended June 30, 2008 and $22.2 million for the six months ended June 30, 2007. The balance of interest and net investment income primarily relates to (i) a portion of the earnings generated by ServiceMaster Acceptance Company Limited Partnership, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units; (ii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income); and (iii) interest income on other cash balances.

(3)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)                                Includes (i) severance and employee retention costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (ii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iii) Merger related expenses and (iv) charges related to Fast Forward.

(5)                                The Company entered into a consulting agreement with CD&R under which CD&R will provide the Company with on-going consulting and management advisory services in exchange for a minimum annual management fee of $2 million. This fee is payable quarterly.

TruGreen LawnCare Segment

LawnCare reported a 0.7 percent increase in revenue, a 64.3 percent decrease in operating income and a 0.4 percent decrease in Comparable Operating Performance for the six months ended June 30, 2008 compared to 2007. The revenue results were favorably impacted by additional seasonal sales of ice-melt materials and improved price realization offset by the impact of customer count declines. LawnCare experienced a 6.2 percent decline in new sales and a 10 basis point decrease in its rolling twelve-month retention rate from last year resulting in an overall 2 percent decline in customer counts from last year’s level. The trends in new sales and retention were adversely impacted by soft consumer demand in the first-half of 2008. The decrease in new sales was also impacted by poor weather in early 2008.

The 0.4 percent decrease in Comparable Operating Performance for the six months ended June 30, 2008 compared to 2007 also reflects increased fuel and fertilizer costs offset, in part, by reduced overhead spending.

TruGreen LandCare Segment

LandCare reported a 24.5 percent decrease in revenue, a 70.8 percent decrease in operating loss and a 489.9 percent increase in Comparable Operating Performance for the six months ended June 30, 2008 compared to 2007. The decline in revenue included a 21.9 percent decline in base contract maintenance revenue, a 22.7 percent decrease in enhancement revenue, and a $7.9 million decrease in snow removal service revenue. The revenue comparison was adversely impacted by branch closures completed during the third quarter of 2007, as well as the impacts of LandCare’s efforts to improve the quality of its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. Although the total base contract maintenance sales dollars declined for the six months ended June 30, 2008, LandCare realized a meaningful improvement in the average value per contract sold (higher value contracts tend to be more profitable).

The Comparable Operating Performance improvement of 489.9 percent for the six months ended June 30, 2008 compared to 2007 is primarily due to improved materials and labor management on the base contract maintenance portfolio and reduced overhead spending. These factors were offset, in part, by increased fuel costs.

Terminix Segment

The Terminix segment reported comparable revenue for the six months ended June 30, 2008 compared to 2007. Revenue for the six months ended June 30, 2008 has been reduced by $3.2 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue increased 0.5 percent for the six months ended June 30, 2008 compared to 2007. Terminix reported a 4.2 percent decrease in operating income and a 10.4 percent increase in Comparable Operating Performance for the six months ended June 30, 2008 compared to 2007. The segment’s overall revenue results, excluding purchase accounting, reflected modest growth in pest control revenues and increases in termite contract renewals, offset, in part, by a decrease in revenue from termite completions. Pest control revenues increased 2.8 percent for the six months ended June 30, 2008 compared to 2007, as the impact of acquisitions and price realization more than offset a decrease in new unit sales. A 2.1 percent increase in renewal revenues for the six months ended June 30, 2008 was supported by price realization and a 50 basis point improvement in termite customer retention. Revenue from termite completions decreased 4.4 percent for the six months ended June 30, 2008, as reduced termite swarm activity negatively impacted demand for services and due to reduced average pricing on new termite treatments.

The growth in Comparable Operating Performance also reflects lower termite materials costs, effective management of seasonal staffing of production and sales labor, lower vehicle fleet counts and reduced overhead spending, offset, in part, by increased fuel costs.

American Home Shield Segment

The American Home Shield segment reported a 2.9 percent decrease in revenue for the six months ended June 30, 2008 compared to 2007. Revenue for the six months ended June 30, 2008 has been reduced by $30.2 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue increased 7.8 percent for the six months ended June 30, 2008 over the six months ended June 30, 2007. American Home Shield reported a 130.4 percent decrease in operating income and a 20.0 percent decrease in Comparable Operating Performance for the six months ended June 30, 2008 over the six months ended June 30, 2007. The increase in revenue, in part, resulted from higher contract costs in the six months ended June 30, 2008 due to differences between years in the timing of the incidence of warranty claims. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Total new contract sales and renewal units, which are reported as earned revenue over the subsequent twelve-month contract period, decreased 1.2 percent. Contract unit sales from customer renewals increased 6.0 percent, reflecting a larger base of renewable customers and a 220 basis point improvement in retention. American Home Shield’s sales in the real estate channel were significantly impacted by the continued softness in the home resale market throughout most of the country with overall unit sales declines of 19.2 percent through this channel.

The decrease in Comparable Operating Performance for the six months ended June 30, 2008 also includes a $23.1 million decrease in interest and net investment income from the American Home Shield investment portfolio (primarily reflecting the unfavorable impact of realized losses on disposals of securities and other than temporary declines in the value of certain investments) as compared to 2007 and increased provisions for certain legal matters partially offset by the beneficial impacts of increases in prices and service fees per claim.

Other Operations and Headquarters Segment

The Other Operations and Headquarters segment reported a 4.6 percent increase in revenue for the six months ended June 30, 2008 compared to 2007. The ServiceMaster Clean and Merry Maids operations reported a combined 5.2 percent increase in revenue for the six months ended June 30, 2008. The growth in revenue resulted from strong increases in disaster restoration services, offset in part by decreases in product sales. The ServiceMaster Clean and Merry Maids operations reported a combined decrease in operating income of 5.3 percent and an increase in Comparable Operating Performance of

14.6 percent, or $4.3 million, for six months ended June 30, 2008 compared to 2007. The increase in the segment’s Comparable Operating Performance for the six months ended June 30, 2008 compared to 2007 of $23.7 million primarily reflects the decrease in Restructuring and Merger related expenses incurred in 2008, increased Comparable Operating Performance from the ServiceMaster Clean and Merry Maids operations and lower functional support costs.

Discontinued Operations

The components of loss from businesses held pending sale and discontinued operations, net of income taxes, and the reconciliation of operating (loss) income to Adjusted EBITDA and Comparable Operating Performance for the six months ended June 30, 2008 and June 30, 2007 are as follows:

	Successor	Predecessor
	Six	Six
	months ended	months ended
(In thousands)	June 30, 2008	June 30, 2007
Operating income(loss)	$629	$(5,177)
Interest expense	(70)	(36)
Impairment charge	(6,317)
Pretax loss	(5,758)	(5,213)
Benefit from income taxes	(2,274)	(2,092)
Loss from businesses held pending sale and discontinued operations, net of income taxes	$(3,484)	$(3,121)

Operating income(loss)	$629	$(5,177)
Depreciation and amortization expense	—	1,978
EBITDA before adding back interest and investment income, net	629	(3,199)
Interest and net investment income	—	—
Adjusted EBITDA	629	(3,199)
Non-cash option and restricted stock expense	—	—
Non-cash charges attributable to purchase accounting	—	—
Comparable Operating Performance of businesses held pending sale and discontinued operations	$629	$(3,199)

During the second quarter of 2008, the Company recorded a pre-tax impairment charge of $6.3 million as a result of a change in our fair value estimate of InStar’s net assets based on changing market conditions and the ongoing sales process.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations was $13.9 million in the six months ended June 30, 2008 compared to $136.7 million in 2007.

The principal components (in millions) of the net decrease for the six months ended June 30, 2008 were:

Decrease in net income before merger related charges, restructuring charges and non-cash charges	(60.4)
Increase in restructuring payments	(10.2)
Increase in working capital requirements	(52.2)
(122.8)

The decrease in net income before merger related charges, restructuring charges and non-cash charges for the six months ended June 30, 2008 was driven by increased interest payments offset by Comparable Operating Performance growth at Terminix, TruGreen LandCare and Other Operations and Headquarters. The increase in working capital requirements for the six months ended June 30, 2008 was driven primarily by a shift in the timing of advertising payments as compared to the 2007 period, increased seasonal inventory growth and increased tax assets reflecting the impact of future tax deductions related to the Company’s net operating loss carryforwards generated in 2008 offset by increased customer prepayments and accounts receivable collections.

Cash Flows from Investing Activities from Continuing Operations

Net cash provided from investing activities from continuing operations was $32.5 million in the six months ended June 30, 2008. Amounts paid in connection with the Merger increased $17.4 million. Amounts paid in connection with the Merger in 2008 were primarily related to payments under change in control agreements.

Capital expenditures decreased to $18.1 million for the six months ended June 30, 2008 from $24.2 million in the prior year and included recurring capital needs and information technology projects. The Company anticipates that capital expenditures for the remainder of 2008 will total approximately $20 million to $30 million, reflecting the continuation of investments in information systems and productivity enhancing operating systems. In addition, as further discussed hereunder in “Liquidity”, the Company expects to pay approximately $50 million to acquire assets in connection with exiting certain of its fleet leases. The Company has no additional material capital commitments at this time.

Acquisitions for the six months ended June 30, 2008 totaled $10.0 million, compared with $25.2 million in 2007. Consideration paid for tuck-in acquisitions consisted of cash payments and seller financed debt. The Company expects to continue its tuck-in acquisition program at both Terminix and LawnCare.

The change in notes receivable, financial investments and securities for the six months ended June 30, 2008 includes an increase in the net sale of marketable securities at American Home Shield due in part to lowering the amount of excess reserves over minimum statutory reserve requirements in certain states in accordance with our investment policy, reduced statutory reserve requirements, and the sale of certain marketable securities and the subsequent investment in repurchase agreements in an effort to limit our exposure to changing market conditions.

Cash Flows from Financing Activities from Continuing Operations

During the six months ended June 30, 2008 the Company made borrowings and repayments of $182.0 million under our Revolving Credit Facility. The borrowings reflect normal seasonal working capital needs. The Company also made scheduled principal payments of long-term debt of $35.3 million in the six months ended June 30, 2008. Borrowings and payments of debt during the six months ended June 30, 2007 were primarily related to the funding of seasonal working capital needs through the Company’s revolving bank credit facility. Cash dividends paid to shareholders totaled $70.1 million for the six months ended June 30, 2007. No dividends were paid to the Company’s shareholder in the first half of 2008. During the six months ended June 30, 2007, the Company received proceeds of $36.3 million under an employee share purchase plan. The employee share purchase plan was terminated subsequent to the Merger.

Liquidity

The Merger was completed on the Closing Date. Following the completion of the Merger, the Company is highly leveraged, and a very substantial portion of the Company’s liquidity needs arise from debt service on indebtedness incurred in connection with the Merger and from funding the Company’s operations, working capital and capital expenditures. Equity contributions totaling $1,431 million from the Equity Sponsors, together with (i) borrowings under the $1,150 million Interim Loan Facility, (ii) borrowings under a new $2,650 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, the $500 million Revolving Credit Facility.

The agreements governing the Term Facilities, the Interim Loan Facility and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at June 30, 2008.

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 10.75%/11.50% senior toggle notes due 2015 (“Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster will be required to file with the SEC a registration statement with respect to the resale of the Permanent Notes.

Through July 15, 2011, the Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Permanent Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding loans (“PIK Interest”), or 50% as Cash Interest and 50% as PIK Interest. Interest payable after July 15, 2011 is payable entirely as cash interest. The Company elected to pay interest payable on January 15, 2009 entirely as cash interest. At the present time, the Company does not plan to elect its option to pay PIK Interest through at least 2009.

Cash and short-and long-term marketable securities totaled approximately $390 million at June 30, 2008, compared with approximately $469 million at December 31, 2007. Approximately $358 million of the cash and short- and long-term marketable securities balance as of June 30, 2008 is associated with regulatory requirements at American Home Shield and for other purposes. For example, the payment of ordinary and extraordinary dividends to ServiceMaster by our subsidiaries that are regulated as insurance, home warranty or similar companies, is subject to applicable state law limitations. AHS’ investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. In the ordinary course of business the Company reviews the statutory reserve requirements to which its regulated entities are subject. These reviews may result in either identifying excess reserves over minimum statutory reserve requirements or a determination that the Company can satisfy certain regulatory reserve requirements through alternate financial vehicles, both of which would enhance our liquidity.

The Company has an arrangement enabling it to sell, on a revolving basis and without recourse, certain receivables generated by our TruGreen LawnCare and Terminix segments to unrelated third party purchasers. The Company may sell up to $50 million of its receivables to these purchasers in the future and therefore would have access to cash proceeds from these sales. The amount of the eligible receivables varies during the year based on seasonality of the business. For example, the amount available could be less than $50 million during winter and spring. During the three and six months ended June 30, 2008, no receivables were sold to third parties under this arrangement. There is presently only one purchaser that is required to purchase receivables under the arrangement. If this purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company may be reduced or eliminated.

The Company maintains lease facilities with banks totaling $65 million, which provide for the financing of branch properties to be leased by the Company. At June 30, 2008, approximately $65 million was funded under these facilities. Approximately $12 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of June 30, 2008. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At June 30, 2008, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.1 million) in the Condensed Consolidated Statement of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

The majority of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable thereafter. There are residual value guarantees by the Company (ranging from 70 percent to 87 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At June 30, 2008, there was approximately $161 million of residual value relating to the Company’s fleet and equipment leases. Approximately $52 million of this residual value is with a lessor that has exercised its option to terminate the lease effective August 2008. The cost of acquiring the assets subject to these leases is expected to amount to approximately $50 million. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At June 30, 2008, the Company has recorded the estimated fair value of this guarantee of approximately $2.9 million in the Condensed Consolidated Statement of Financial Position.

The Company’s ongoing liquidity needs are expected to be funded by net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available borrowings under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our foreseeable liquidity requirements, including payment of interest and principal on our debt. As of June 30, 2008, the Company had $500 million of remaining capacity available under the Revolving Credit Facility.

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

The Company’s 2007 Annual Report on Form 10-K included disclosure of the Company’s contractual obligations and commitments as of December 31, 2007. The Company continues to make the contractually required payments and therefore, the 2008 obligations and commitments as listed in the December 31, 2007 Annual Report on Form 10-K have been reduced by the required payments. There were no material changes outside of ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the six months ended June 30, 2008.

Financial Position—Continuing Operations

Marketable securities decreased from year end levels reflecting the sale of certain marketable securities and subsequent investment in repurchase agreements, which are classified as cash and cash equivalents in our condensed consolidated statements of financial position, in an effort to limit our exposure to changing market conditions.

Receivables and accounts payable increased from year-end levels as a result of increased seasonal activity.

Inventories increased from year-end levels, reflecting increased seasonal activity. Prepaid expenses and other assets increased from year-end primarily reflecting preseason advertising costs at TruGreen LawnCare and other advertising costs of the Company which are incurred early in the year and deferred on an interim basis and recognized approximately in proportion to revenue over the balance of the year. Deferred customer acquisition costs increased, reflecting the seasonality in the lawn care operations. In the winter and spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. These direct and incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the calendar year-end. The Company capitalizes sales commissions and other direct contract acquisition costs relating to termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale, and are amortized over the life of the related contract.

Property and equipment decreased from year-end levels due to depreciation. As further discussed in “Liquidity”, the Company expects to pay approximately $50 million to acquire assets in connection with exiting certain of its fleet leases. The Company has no additional material capital commitments at this time.

Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments recorded in the first quarter (pre-season) at TruGreen LawnCare, growth in prepaid contracts written at American Home Shield, and growth in Termite Inspection and Protection Plan customers at Terminix.

Accrued payroll and related expenses include provisions for payments due under change in control and severance agreements and provisions for litigation reserves. Accrued payroll and related expenses have decreased from year end levels, reflecting the payment during the first six months of incentive compensation related to 2007 performance and the payment during the first six months of payments due under change in control and severance agreements.

Other long-term obligations, primarily self-insured claims, decreased from year-end levels due primarily to reductions in our obligations under the employee deferred compensation plan and a decrease in the fair value liability of our interest rate swap contracts.

Total shareholder’s equity was $1,255 million at June 30, 2008 as compared to $1,304 million at December 31, 2007.

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies, the industries in which we operate, customer retention, employee retention, communications improvements, the continuation of tuck-in acquisitions, our plans and ability to make cash interest payments on our debt, restructurings and reorganizations, including Fast Forward, and cost savings from such restructurings and reorganizations, and any expected charges or savings.

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

•                  our ability to secure sources of financing to allow for the leasing of our fleet of commercial vehicles;

•                  increases in interest rates;

•                  weather conditions and seasonality factors that affect the demand for our services;

•                  changes in the source and intensity of competition in our markets;

•                  higher commodity prices and lack of availability, including fuel and fertilizer;

•                  increases in operating costs, such as higher insurance premiums, self-insurance costs and health care;

•                  employee retention, labor shortages or increases in compensation and benefits;

•                  the risk that the benefits from the Merger or Fast Forward may not be fully realized or may take longer to realize than expected;

•                  changes or continued softness in general economic conditions in the United States, especially as they may affect home resales, consumer confidence or spending levels including as a result of inflation, unemployment, interest rate fluctuations, mortgage foreclosures or subprime credit dislocations;

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

•                risks inherent in acquisitions and dispositions;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading or speculative purposes. The market risk associated with debt obligations and other significant instruments as of June 30, 2008 has not materially changed from December 31, 2007 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007) except as noted below.

In February 2008, the Company entered into two 3-year interest rate swap agreements and one 4-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the 3-year agreements was $250 million and the total notional amount of the 4-year swap agreement was $250 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.15% on the notional amount of the 3-year swap agreements and 3.48% on the notional amount of the 4-year swap agreement. The Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, the effective interest rate for $500 million of the term loans is fixed at a rate between 5.90% and 6.23%, including the borrowing margin described in Note 14 to the consolidated financial statements in the 2007 Annual Report. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 10.75%/11.50% senior toggle notes due 2015 (“Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster will be required to file with the SEC a registration statement with respect to the resale of the Permanent Notes.

The following table summarizes information about the Company’s debt as of June 30, 2008 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates.

	Expected Year of Maturity							Fair
As of June 30, 2008	2008	2009	2010	2011	2012	Thereafter	Total	Value
	($ in millions)
Debt:
Fixed rate	$8	18	13	7	3	1,390	1,439	1,296
Average interest rate	5.5%	5.8%	6.2%	6.3%	7.0%	7.1%	7.0%
Variable rate	$13	27	39	27	27	2,623	2,756	2,267
Average interest rate	5.2%	5.2%	5.3%	5.2%	5.2%	7.6%	7.5%

Interest Rate Swaps:
Receive variable/pay fixed			$530	$250	$250
Average pay rate			5.1%	3.2%	3.5%
Average receive rate			2.5%	2.8%	2.8%

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 30 million gallons of fuel on an annual basis. A 10% change in fuel prices would result in a change of approximately $12 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2008, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $41.4 million, maturing through 2009. The estimated fair value of these contracts at June 30, 2008 was an asset of $10.9 million, substantially all of which relates to contracts maturing in 2008. These fuel swap contracts provide a fixed price for approximately 66% of the Company’s estimated fuel usage for the second half of 2008.

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

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
4.1

Indenture, dated July 24, 2008, among The ServiceMaster Company, the Subsidiary Guarantors from time to time parties thereto and Wilmington Trust FSB, as trustee, is incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated July 24, 2008

4.2

Exchange and Registration Rights Agreement, dated July 24, 2008, among The ServiceMaster Company, the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated July 24, 2008

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

Date: August 14, 2008
THE SERVICEMASTER COMPANY
(Registrant)

	By:	/s/ Steven J. Martin
Steven J. Martin
Senior Vice President and Chief Financial Officer