Form 10-Q/A
period 2008-06-30
SERVICEMASTER CO
filed 2008-08-29
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On August 14, 2008, The ServiceMaster Company (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “10-Q”) with the Securities and Exchange Commission. Pursuant to the Indenture, dated July 24, 2008, among the Company, the Subsidiary Guarantors from time to time parties thereto and Wilmington Trust FSB, as trustee, the Company is providing in this Form 10-Q/A (the “Amendment”) the Condensed Consolidating Financial Statements of the Company and its subsidiaries by adding Note 20 to Part I, Item 1 of the10-Q.

This Amendment does not reflect any events occurring after the filing of the 10-Q.  Except as set forth herein, no other changes are made to the 10-Q.

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

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries

The following condensed consolidating financial statements of the Company and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. Goodwill and other intangible assets have been allocated to all of the subsidiaries of the Company based on management’s estimates.

On July 24, 2008, outstanding amounts under the Interim Loan Facility converted into the Permanent Notes. The payment obligations of the Company under the Permanent Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries excluding certain subsidiaries subject to regulatory requirements in various states (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company, and all guarantees are full and unconditional. All other subsidiaries of the Company, either directly or indirectly owned, do not guarantee the Permanent Notes (“Non-Guarantors”).

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2008 (Successor)

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$805,144	$211,100	$(18,939)	$997,305

Operating Costs and Expenses:
Cost of services rendered and products sold	—	509,084	99,589	(18,939)	589,734
Selling and administrative expenses	1,551	160,348	85,215	—	247,114
Amortization expense	56	30,584	11,328	—	41,968
Merger related charges	305	—	—	—	305
Restructuring charges	—	1,308	2,697	—	4,005
Total operating costs and expenses	1,912	701,324	198,829	(18,939)	883,126

Operating (Loss) Income	(1,912)	103,820	12,271	—	114,179

Non-operating Expense (Income):
Interest expense (income)	83,166	2,623	(2,364)	—	83,425
Interest and net investment loss (income)	564	648	(5,376)	—	(4,164)
Minority interest and other expense, net	—	—	145	—	145

(Loss) Income from Continuing Operations before Income Taxes	(85,642)	100,549	19,866	—	34,773
(Benefit) provision for income taxes	(23,638)	26,095	11,490	—	13,947

(Loss) Income from Continuing Operations	(62,004)	74,454	8,376	—	20,826
(Loss) income from businesses held pending sale and discontinued operations, net of income taxes	—	(5,857)	3,121	—	(2,736)
Equity in earnings (losses) of subsidiaries (net of tax)	80,094	7,932	—	(88,026)	—
Net Income (Loss)	$18,090	$76,529	$11,497	$(88,026)	$18,090

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2007 (Predecessor)

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$829,926	$197,513	$(18,702)	$1,008,737

Operating Costs and Expenses:
Cost of services rendered and products sold	—	526,099	83,112	(18,702)	590,509
Selling and administrative expenses	1,179	176,284	93,370	—	270,833
Amortization expense	—	2,018	291	—	2,309
Merger related charges	2,794	—	—	—	2,794
Restructuring charges	—	—	8,260	—	8,260
Total operating costs and expenses	3,973	704,401	185,033	(18,702)	874,705

Operating (Loss) Income	(3,973)	125,525	12,480	—	134,032

Non-operating Expense (Income):
Interest expense (income)	8,940	6,502	(1,563)	—	13,879
Interest and net investment (income) loss	(1,796)	648	(16,970)	—	(18,118)
Minority interest and other expense, net	1,423	—	49	—	1,472

(Loss) Income from Continuing Operations before Income Taxes	(12,540)	118,375	30,964	—	136,799
(Benefit) provision for income taxes	(3,289)	27,961	21,874	—	46,546

(Loss) Income from Continuing Operations	(9,251)	90,414	9,090	—	90,253
(Loss) income from businesses held pending sale and discontinued operations, net of income taxes	—	(1,949)	327	—	(1,622)
Equity in earnings (losses) of subsidiaries (net of tax)	97,882	6,613	—	(104,495)	—
Net Income (Loss)	$88,631	$95,078	$9,417	$(104,495)	$88,631

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2008 (Successor)

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,322,192	$342,706	$(35,362)	$1,629,536

Operating Costs and Expenses:
Cost of services rendered and products sold	—	876,994	165,470	(35,362)	1,007,102
Selling and administrative expenses	3,259	261,828	153,143	—	418,230
Amortization expense	111	69,656	22,875	—	92,642
Merger related charges	355	—	—	—	355
Restructuring charges	—	1,394	5,936	—	7,330
Total operating costs and expenses	3,725	1,209,872	347,424	(35,362)	1,525,659

Operating (Loss) Income	(3,725)	112,320	(4,718)	—	103,877

Non-operating Expense (Income):
Interest expense (income)	170,874	6,119	(3,982)	—	173,011
Interest and net investment loss (income)	3,449	1,296	(2,864)	—	1,881
Minority interest and other expense, net	—	—	277	—	277

(Loss) Income from Continuing Operations before Income Taxes	(178,048)	104,905	1,851	—	(71,292)
(Benefit) provision for income taxes	(51,513)	21,886	12,603	—	(17,024)

(Loss) Income from Continuing Operations	(126,535)	83,019	(10,752)	—	(54,268)
(Loss) income from businesses held pending sale and discontinued operations, net of income taxes	—	(6,335)	2,851	—	(3,484)
Equity in earnings (losses) of subsidiaries (net of tax)	68,783	(10,216)	—	(58,567)	—
Net (Loss) Income	$(57,752)	$66,468	$(7,901)	$(58,567)	$(57,752)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2007 (Predecessor)

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,368,762	$347,875	$(34,405)	$1,682,232

Operating Costs and Expenses:
Cost of services rendered and products sold	—	917,585	150,679	(34,405)	1,033,859
Selling and administrative expenses	2,179	289,011	172,862	—	464,052
Amortization expense	—	3,995	580	—	4,575
Merger related charges	5,334	—	—	—	5,334
Restructuring charges	—	—	15,318	—	15,318
Total operating costs and expenses	7,513	1,210,591	339,439	(34,405)	1,523,138

Operating (Loss) Income	(7,513)	158,171	8,436	—	159,094

Non-operating Expense (Income):
Interest expense (income)	16,496	13,606	(1,959)	—	28,143
Interest and net investment (income) loss	(1,660)	1,289	(25,813)	—	(26,184)
Minority interest and other expense, net	3,423	—	98	—	3,521

(Loss) Income from Continuing Operations before Income Taxes	(25,772)	143,276	36,110	—	153,614
(Benefit) provision for income taxes	(6,808)	26,487	33,634	—	53,313

(Loss) Income from Continuing Operations	(18,964)	116,789	2,476	—	100,301
(Loss) income from businesses held pending sale and discontinued operations, net of income taxes	—	(3,369)	248	—	(3,121)
Equity in earnings (losses) of subsidiaries (net of tax)	116,144	991	—	(117,135)	—
Net Income (Loss)	$97,180	$114,411	$2,724	$(117,135)	$97,180

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Financial Position

As of June 30, 2008

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$53,302	$17,799	$154,265	$—	$225,366
Marketable securities	—	—	30,278	—	30,278
Receivables	37	194,189	365,860	(165,007)	395,079
Inventories	—	79,850	3,761	—	83,611
Prepaid expenses and other assets	8,935	59,771	8,701	—	77,407
Deferred customer acquisition costs	—	34,357	23,912	—	58,269
Deferred taxes	6,590	27,996	3,649	—	38,235
Assets of businesses held pending sale and discontinued operations	—	30,861	263	—	31,124
Total Current Assets	68,864	444,823	590,689	(165,007)	939,369
Property and Equipment:
At cost	—	149,552	70,926	—	220,478
Less: accumulated depreciation	—	(31,000)	(15,144)	—	(46,144)
Net property and equipment	—	118,552	55,782	—	174,334

Other Assets:
Goodwill	—	2,696,645	361,669	—	3,058,314
Intangible assets, primarily trade names, service marks and trademarks, net	—	2,198,754	896,628	—	3,095,382
Notes receivable	349,395	1,299	66,120	(389,396)	27,418
Long-term marketable securities	19,400	—	114,821	—	134,221
Investments in and advances to subsidiaries	5,878,222	2,063,420	20,251	(7,961,893)	—
Other assets	25,536	722	9,262	—	35,520
Debt issuance costs	64,894	—	—	—	64,894
Total Assets	$6,406,311	$7,524,215	$2,115,222	$(8,516,296)	$7,529,452

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$497	$68,777	$55,262	$—	$124,536
Accrued liabilities:
Payroll and related expenses	1,764	40,891	47,960	—	90,615
Self-insured claims and related expenses	—	21,708	73,882	—	95,590
Other	12,596	52,594	77,809	—	142,999
Deferred revenue	—	201,324	298,150	—	499,474
Liabilities of businesses held pending sale and discontinued operations	—	10,647	3,980	—	14,627
Current portion of long-term debt	80,550	15,571	114,361	(165,007)	45,475
Total Current Liabilities	95,407	411,512	671,404	(165,007)	1,013,316

Long-Term Debt	4,011,349	387,044	46,921	(389,396)	4,055,918

Other Long-Term Liabilities:
Deferred taxes	110,895	831,535	96,178	—	1,038,608
Intercompany payable	905,305	—	—	(905,305)	—
Liabilities of businesses held pending sale and discontinued operations	—	—	5,629	—	5,629
Other long-term obligations, primarily self-insured claims	27,988	3,965	128,661	—	160,614
Total Other Long-Term Liabilities	1,044,188	835,500	230,468	(905,305)	1,204,851

Shareholder’s Equity	1,255,367	5,890,159	1,166,429	(7,056,588)	1,255,367

Total Liabilities and Shareholder’s Equity	$6,406,311	$7,524,215	$2,115,222	$(8,516,296)	$7,529,452

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Financial Position

As of December 31, 2007

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$100,429	$13,983	$92,807	$—	$207,219
Marketable securities	—	—	108,816	—	108,816
Receivables	2	154,811	322,040	(140,785)	336,068
Inventories	—	69,212	3,140	—	72,352
Prepaid expenses and other assets	—	14,410	12,433	—	26,843
Deferred customer acquisition costs	—	9,611	15,711	—	25,322
Deferred taxes	6,573	38,833	2,771	—	48,177
Assets of businesses held pending sale and discontinued operations	—	42,143	331	—	42,474
Total Current Assets	107,004	343,003	558,049	(140,785)	867,271
Property and Equipment:
At cost	—	141,933	68,211	—	210,144
Less: accumulated depreciation	—	(14,404)	(7,743)	—	(22,147)
Net property and equipment	—	127,529	60,468	—	187,997

Other Assets:
Goodwill	—	2,689,231	360,692	—	3,049,923
Intangible assets, primarily trade names, service marks and trademarks, net	—	2,265,350	919,903	—	3,185,253
Notes receivable	363,409	41,207	65,194	(443,409)	26,401
Long-term marketable securities	35,100	—	117,874	—	152,974
Investments in and advances to subsidiaries	5,831,624	2,016,718	59,528	(7,907,870)	—
Other assets	25,816	751	9,732	—	36,299
Debt issuance costs	84,942	—		—	84,942
Total Assets	$6,447,895	$7,483,789	$2,151,440	$(8,492,064)	$7,591,060

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$973	$45,879	$56,548	$—	$103,400
Accrued liabilities:
Payroll and related expenses	1,785	48,173	82,096	—	132,054
Self-insured claims and related expenses	—	16,498	68,283	—	84,781
Other	15,303	49,024	73,722	—	138,049
Deferred revenue	—	150,223	258,253	—	408,476
Liabilities of businesses held pending sale and discontinued operations	—	9,035	3,948	—	12,983
Current portion of long-term debt	70,749	23,990	99,610	(140,785)	53,564
Total Current Liabilities	88,810	342,822	642,460	(140,785)	933,307

Long-Term Debt	4,022,185	461,855	36,616	(443,409)	4,077,247

Other Long-Term Liabilities:
Deferred taxes	143,679	829,881	105,940	—	1,079,500
Intercompany payable	839,958	—	—	(839,958)	—
Liabilities of businesses held pending sale and discontinued operations	—	—	7,765	—	7,765
Other long-term obligations, primarily self-insured claims	49,729	4,547	135,431	—	189,707
Total Other Long-Term Liabilities	1,033,366	834,428	249,136	(839,958)	1,276,972

Shareholder’s Equity	1,303,534	5,844,684	1,223,228	(7,067,912)	1,303,534

Total Liabilities and Shareholder’s Equity	$6,447,895	$7,483,789	$2,151,440	$(8,492,064)	$7,591,060

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2008 (Successor)

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated

Cash and Cash Equivalents at Beginning of Period	$100,429	$13,983	$92,807	$—	$207,219

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	(76,190)	184,022	(7,166)	(86,742)	13,924

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(13,300)	(4,821)	—	(18,121)
Sale of equipment and other assets	—	4,505	55	—	4,560
Acquisition of The ServiceMaster Company	(20,957)	—	—	—	(20,957)
Other business acquisitions, net of cash received	—	(9,847)	(114)	—	(9,961)
Notes receivable, financial investments and securities	1,003	—	75,984	—	76,987
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(19,954)	(18,642)	71,104	—	32,508

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	182,000	—	—	—	182,000
Payments of debt	(195,625)	(19,858)	(1,805)	—	(217,288)
Shareholder’s dividends	—	(43,371)	(43,371)	86,742	—
Debt issuance costs paid	(99)	—	—	—	(99)
Net intercompany advances	62,741	(104,624)	41,883	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	49,017	(167,853)	(3,293)	86,742	(35,387)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	6,576	813	—	7,389
Cash used for investing activities	—	(191)	—	—	(191)
Cash used for financing activities	—	(96)	—	—	(96)
Net Cash Provided from Discontinued Operations	—	6,289	813	—	7,102

Cash (Decrease) Increase During the Period	(47,127)	3,816	61,458	—	18,147

Cash and Cash Equivalents at End of Period	$53,302	$17,799	$154,265	$—	$225,366

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2007 (Predecessor)

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated

Cash and Cash Equivalents at Beginning of Period	$20,442	$12,454	$90,779	$—	$123,675

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	65,855	149,024	(38,138)	(40,064)	136,677

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(17,710)	(6,529)	—	(24,239)
Sale of equipment and other assets	—	1,076	—	—	1,076
Acquisition of The ServiceMaster Company	(3,546)	—	—	—	(3,546)
Other business acquisitions, net of cash received	753	(25,970)	—	—	(25,217)
Notes receivable, financial investments and securities	155	—	49,185	—	49,340
Net Cash Used for (Provided from) Investing Activities from Continuing Operations	(2,638)	(42,604)	42,656	—	(2,586)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	415,411	—	—	—	415,411
Payments of debt	(445,860)	(11,096)	(1,289)	—	(458,245)
Shareholder’s dividends	(70,077)	(20,032)	(20,032)	40,064	(70,077)
Proceeds from employee share plans	36,277	—	—	—	36,277
Net intercompany advances	46,795	(85,138)	38,343	—	—
Net Cash Used for Financing Activities from Continuing Operations	(17,454)	(116,266)	17,022	40,064	(76,634)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	10,679	40	—	10,719
Cash provided from investing activities	—	1,006	—	—	1,006
Cash used for financing activities	—	(159)	—	—	(159)
Net Cash Provided from Discontinued Operations	—	11,526	40	—	11,566

Cash Increase During the Period	45,763	1,680	21,580	—	69,023

Cash and Cash Equivalents at End of Period	$66,205	$14,134	$112,359	$—	$192,698

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 29, 2008
THE SERVICEMASTER COMPANY
(Registrant)

	By:	/s/ Steven J. Martin
Steven J. Martin
Senior Vice President and Chief Financial Officer