Form 10-Q
period 2008-09-30
SERVICEMASTER CO
filed 2008-11-14
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On July 24, 2007, the registrant completed a transaction pursuant to an Agreement and Plan of Merger, dated as of March 18, 2007, among the registrant and two corporations formed to effect the merger transactions. As a result of the merger transaction, the registrant became a privately held corporation and its equity shares are no longer publicly traded. At November 7, 2008, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

THE SERVICEMASTER COMPANY (Registrant) -

Page No.

Part I - Financial Information	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 (Successor), the period July 25, 2007 to September 30, 2007 (Successor) and the period July 1, 2007 to July 24, 2007 (Predecessor)	3

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 (Successor), the period July 25, 2007 to September 30, 2007 (Successor) and the period January 1, 2007 to July 24, 2007 (Predecessor)	4

Condensed Consolidated Statements of Financial Position as of September 30, 2008 (Successor) and December 31, 2007 (Successor)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 (Successor), the period July 25, 2007 to September 30, 2007 (Successor) and the period January 1, 2007 to July 24, 2007 (Predecessor)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4T. Controls and Procedures	56

Part II - Other Information	57

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 5. Other Information	65

Item 6. Exhibits	67

Signature	68

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Successor		Predecessor
	Three months	July 25, 2007	July 1, 2007
	ended	to	to
	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Operating Revenue	$948,073	$690,625	$252,158

Operating Costs and Expenses:
Cost of services rendered and products sold	559,555	420,527	162,403
Selling and administrative expenses	235,172	154,457	66,622
Amortization expense	40,450	56,418	597
Merger related charges	412	458	36,097
Restructuring charges	1,813	8,211	1,601
Total operating costs and expenses	837,402	640,071	267,320

Operating Income (Loss)	110,671	50,554	(15,162)

Non-operating Expense (Income):
Interest expense	83,886	78,257	3,500
Interest and net investment income	(244)	(3,890)	(2,440)
Other expense, net	141	102	11

Income (loss) from Continuing Operations before Income Taxes	26,888	(23,915)	(16,233)
Provision (benefit) for income taxes	8,683	(9,136)	(1,621)

Income (loss) from Continuing Operations	18,205	(14,779)	(14,612)

Loss from discontinued operations, net of income taxes	(1,186)	(2,590)	(1,467)
Net Income (Loss)	$17,019	$(17,369)	$(16,079)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Successor		Predecessor
	Nine	July 25, 2007	Jan. 1, 2007
	months ended	to	to
	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Operating Revenue	$2,577,609	$690,625	$1,934,390

Operating Costs and Expenses:
Cost of services rendered and products sold	1,566,657	420,527	1,196,262
Selling and administrative expenses	653,402	154,457	530,674
Amortization expense	133,092	56,418	5,172
Merger related charges	767	458	41,431
Restructuring charges	9,143	8,211	16,919
Total operating costs and expenses	2,363,061	640,071	1,790,458

Operating Income	214,548	50,554	143,932

Non-operating Expense (Income):
Interest expense	256,897	78,257	31,643
Interest and net investment loss (income)	1,637	(3,890)	(28,624)
Minority interest and other expense, net	418	102	3,532

(Loss) income from Continuing Operations before Income Taxes	(44,404)	(23,915)	137,381
(Benefit) provision for income taxes	(8,341)	(9,136)	51,692

(Loss) income from Continuing Operations	(36,063)	(14,779)	85,689

Loss from discontinued operations, net of income taxes	(4,670)	(2,590)	(4,588)
Net (Loss) Income	$(40,733)	$(17,369)	$81,101

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position (Unaudited)

(In thousands, except share data)

	Successor
	As of September 30,	As of December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$358,899	$207,219
Marketable securities	21,521	108,816
Receivables, less allowance of $23,152 and $20,994, respectively	399,560	336,068
Inventories	81,990	72,352
Prepaid expenses and other assets	56,049	26,843
Deferred customer acquisition costs	43,639	25,322
Deferred taxes	44,371	48,177
Assets of discontinued operations	240	42,474
Total Current Assets	1,006,269	867,271
Property and Equipment:
At cost	279,336	210,144
Less: accumulated depreciation	(58,263)	(22,147)
Net property and equipment	221,073	187,997

Other Assets:
Goodwill	3,078,038	3,049,923
Intangible assets, primarily trade names, service marks and trademarks, net	3,058,996	3,185,253
Notes receivable	27,087	26,401
Long-term marketable securities	123,131	158,939
Other assets	36,179	30,334
Debt issuance costs	86,519	84,942
Total Assets	$7,637,292	$7,591,060

Liabilities and Shareholder’s Equity

Current Liabilities:
Accounts payable	$103,109	$103,400
Accrued liabilities:
Payroll and related expenses	92,605	132,054
Self-insured claims and related expenses	91,038	84,781
Other	150,746	138,049
Deferred revenue	446,745	408,476
Liabilities of discontinued operations	5,824	12,983
Current portion of long-term debt	221,845	53,564
Total Current Liabilities	1,111,912	933,307

Long-Term Debt	4,049,349	4,077,247

Other Long-Term Liabilities:
Deferred taxes	1,048,321	1,079,500
Liabilities of discontinued operations	4,253	7,765
Other long-term obligations, primarily self-insured claims	163,983	189,707
Total Other Long-Term Liabilities	1,216,557	1,276,972

Commitments and Contingencies (See Note 5)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,436,537	1,431,400
Retained deficit	(164,253)	(123,520)
Accumulated other comprehensive loss	(12,810)	(4,346)
Total Shareholder’s Equity	1,259,474	1,303,534
Total Liabilities and Shareholder’s Equity	$7,637,292	$7,591,060

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Successor		Predecessor
	Nine	Period from	Period from
	Months ended	July 25, 2007	Jan. 1, 2007
	Sept. 30, 2008	to Sept. 30, 2007	to July 24, 2007
Cash and Cash Equivalents at beginning of period	$207,219	$237,565	$123,675
Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(40,733)	(17,369)	81,101
Adjustments to reconcile net (loss) income to net cash provided from (used for) operating activities:
Loss (Income) from discontinued operations	4,670	2,590	4,588
Depreciation expense	39,215	9,202	27,242
Amortization expense	133,092	56,418	5,172
Amortization of debt issuance costs	23,366	7,921	1,261
Deferred income tax (benefit) provision	(18,806)	(7,765)	30,443
Option and restricted stock expense	5,137	—	3,415
Restructuring charges	9,143	8,211	16,919
Cash payments related to restructuring charges	(18,370)	(7,239)	(8,236)
Merger related charges	767	458	41,431
Change in working capital, net of acquisitions:
Receivables	(63,395)	(3,330)	(66,454)
Inventories and other current assets	(45,415)	1,359	(59,482)
Accounts payable	412	(13,614)	18,455
Deferred revenue	34,773	(11,739)	55,070
Accrued liabilities	(13,905)	13,895	40,635
Current income taxes	66	(6,207)	951
Other, net	1,692	835	2,982
Net Cash Provided from Operating Activities from Continuing Operations	51,709	33,626	195,493

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(75,194)	(7,707)	(26,563)
Sale of equipment and other assets	5,090	610	1,091
Acquisition of The ServiceMaster Company	(26,082)	(4,890,648)	(4,030)
Other business acquisitions, net of cash acquired	(27,504)	(3,985)	(25,460)
Notes receivable, financial investments and securities	97,417	(35,452)	38,127
Net Cash Used for Investing Activities from Continuing Operations	(26,273)	(4,937,182)	(16,835)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	357,000	—	415,411
Payments of debt	(227,312)	(250,302)	(459,537)
Borrowings under senior secured term loan facility	—	2,650,000	—
Borrowings under senior unsecured interim loan facility	—	1,150,000	—
Cash equity contributions	—	1,431,100	—
Debt issuance costs paid	(26,587)	(100,813)	—
Shareholders’ dividends	—	—	(70,077)
Proceeds from employee share plans	—	—	36,069
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	103,101	4,879,985	(78,134)

Cash Flows from Discontinued Operations:
Cash provided from (used) for operating activities	3,995	(2,430)	12,559
Cash provided from (used for) investing activities:
Proceeds from sale of businesses	19,523	—	—
Other investing activities	(208)	(110)	988
Cash used for financing activities	(167)	(47)	(181)
Net Cash Provided from (Used for) Discontinued Operations	23,143	(2,587)	13,366
Cash Increase (Decrease) During the Period	151,680	(26,158)	113,890
Cash and Cash Equivalents at End of Period	$358,899	$211,407	$237,565

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

Although ServiceMaster continued as the same legal entity after the Merger, the accompanying condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The Company refers to the operations of ServiceMaster for both the Predecessor and Successor periods. The condensed consolidated statements of financial position as of September 30, 2008 and December 31, 2007, the condensed consolidated statements of operations and of cash flows for the nine months ended September 30, 2008 and for the period from July 25, 2007 to September 30, 2007 and the condensed consolidated statement of operations for the three months ended September 30, 2008 reflect the financial position, operations and cash flows of the Successor. The condensed consolidated statements of operations and of cash flows for the period from January 1, 2007 to July 24, 2007 and the condensed consolidated statement of operations for the period from July 1, 2007 to July 24, 2007 reflect the operations and cash flows of the Predecessor.

As a result of the consummation of the Merger and the application of purchase accounting described in Note 3, the condensed consolidated financial statements for the Predecessor and Successor are not comparable.

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007 (“2007 Annual Report”). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The financial results as well as the assets and liabilities related to InStar have been classified in the financial statement caption “discontinued operations” in all periods due to the classification of InStar as held for sale in 2007. The Company completed the sale of InStar in the third quarter of 2008. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

Note 2. Significant Accounting Policies

The Company has identified the most important accounting policies with respect to its financial position and results of operations. These relate primarily to revenue recognition and the deferral of customer acquisition costs. The following revenue recognition policies have not changed from those disclosed in the 2007 Annual Report.

Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, and home warranty services are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenue from trade name licensing arrangements is recognized when earned. The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were approximately $15.6 million, $9.0 million and $4.4 million for the three months ended September 30, 2008, the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively, and consolidated operating income from continuing operations was approximately $110.7 million, $50.6 million and ($15.2) million for the three months ended September 30, 2008, the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively. Total profits from the franchised operations (excluding trade name licensing) were approximately $47.3 million, $9.0 million and $31.6 million for the nine months ended September 30, 2008, the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively, and consolidated operating income from continuing operations was approximately $214.5 million, $50.6 million and $143.9 million for the nine months ended September 30, 2008, the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s consolidated financial statements for all periods.

The Company had $447 million and $408 million of deferred revenue at September 30, 2008 and December 31, 2007, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranty, termite, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen LawnCare has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen LawnCare defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed primarily in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These costs are deferred and recognized approximately in proportion to revenue over the balance of the year and are not deferred beyond the calendar year-end.

The cost of direct-response advertising at Terminix and TruGreen LawnCare, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits.

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2008 and December 31, 2007.

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

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 10.75%/11.50% senior toggle notes maturing in 2015 (“Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes on October 22, 2008.

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

The final allocation of the purchase price is as follows:

(In millions)
Purchase consideration	$4,896
Net assets acquired (historical basis)	(1,262)
Purchase price in excess of historical assets	$3,634
Identifiable intangible assets:
Trade names	$2,484
Customer relationships	652
Franchise agreements	88
Backlog	68
Subcontractor and realtor network	10
Favorable lease commitments	10
Software	17
Total identifiable intangible assets	3,329
Eliminate historical basis of identifiable intangible assets	(249)
Net adjustment to identifiable intangible assets	3,080
Goodwill	1,380
Current assets (deferred customer acquisition costs)	(68)
Current liabilities (primarily deferred revenue)	94
Fixed assets	29
Fair value adjustment to existing debt	88
Other non-current liabilities	(5)
Historical debt issuance fees written off	(16)
Deferred taxes	(951)
Other	3
Allocation of purchase price in excess of historical assets	$3,634

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

Note 4. Restructuring Charges

The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions (“Fast Forward”). Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company’s work processes around its operational and strategic objectives. It is expected that Fast Forward will be effected in phases. The first phase involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield’s call center located in Santa Rosa, California. The second phase is expected to include the organization of certain corporate support functions into Centers of Excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings. The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is under way.

In connection with Fast Forward, the Company incurred costs in the three and nine months ended September 30, 2008 of approximately $2.0 million and $8.7 million, respectively. Such costs included consulting fees of approximately $0.6 million and severance, lease termination and other costs of approximately $1.4 million for the three months ended September 30, 2008. These charges included consulting fees of approximately $4.4 million and severance, lease termination and other costs of approximately $4.3 million for the nine months ended September 30, 2008. For the Successor Period from July 25, 2007 to September 30, 2007, the Predecessor Period from July 1, 2007 to July 24, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, the Company incurred $3.4 million, $0.2 million and $0.2 million of restructuring charges related to Fast Forward, respectively.

The results for the Successor Period ended September 30, 2007 and the Predecessor Period ended July 24, 2007 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and, in accordance with GAAP, these costs were expensed throughout the transition period. In the Successor Period from July 25, 2007 to September 30, 2007, the Company recognized charges of approximately $4.7 million, which consisted of $3.7 million of employee retention and severance and $1.0 million of recruiting and related costs. In the Predecessor Period from July 1, 2007 to July 24, 2007, the Company recognized charges of approximately $1.5 million, which consisted of $1.0 million of employee retention and severance and $0.5 million of recruiting and related costs. In the Predecessor Period from January 1, 2007 to July 24, 2007, the Company recognized charges of approximately $16.8 million, which consisted of $12.8 million of employee retention and severance and $4.0 million of recruiting and related costs. During the three and nine months ended September 30, 2008, the Company reversed net expenses of $0.2 million and recorded additional expense of $0.4 million, respectively, relating to this relocation, which includes additional severance and other costs.

The pretax charges discussed above are reported in the “Restructuring charges” line in the Condensed Consolidated Statements of Operations.

Note 5. Commitments and Contingencies

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance from third-party insurance carriers. These policies often incorporate deductibles or self-insured retentions. The Company is required to pay all claims that fall below the retention limits. As of September 30, 2008 and December 31, 2007, the Company had accrued self-insured claims of $151 million and $159 million, respectively. During the nine months ended September 30, 2008, the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, the Company recorded provisions for uninsured claims totaling $28 million, $8 million and $29 million, respectively, and the Company paid claims totaling $37 million, $8 million and $33 million, respectively. The Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

The Company maintains lease facilities with banks totaling $65 million, which provide for the financing of branch properties to be leased by the Company. At September 30, 2008, approximately $65 million was funded under these facilities. Approximately $12 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of September 30, 2008. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At September 30, 2008, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.1 million) in the Condensed Consolidated Statements of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

The majority of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At September 30, 2008, there was approximately $114 million of residual value relating to the Company’s fleet and equipment leases. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At September 30, 2008, the Company has recorded the estimated fair value of this guarantee of approximately $2.1 million in the Condensed Consolidated Statement of Financial Position.

The Company has guarantees on certain bonds issued by divested companies, primarily performance type bonds. The maximum payments the Company could be required to make if the buyers of the divested companies are unable to fulfill their obligations is approximately $4.1 million at September 30, 2008. Substantially all of the bonds are scheduled to expire in 2008, but may be extended depending on the completion of the related projects. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s business, financial condition, annual results of operations or cash flows.

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

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations and Headquarters	Total
Balance at Dec. 31, 2007	$1,143,670	$47,872	$1,323,953	$350,079	$184,349	$3,049,923
Acquisitions	19,786	—	8,394	—	1,045	29,225
Other(1)	(143)	(1,392)	(153)	(59)	637	(1,110)
Balance at September 30, 2008	$1,163,313	$46,480	$1,332,194	$350,020	$186,031	$3,078,038

(1)

Primarily reflects the tax effect of the amortization of tax deductible goodwill and the impact of the resolution of certain tax items. Also reflects adjustments to the preliminary purchase price allocation related to the Merger.

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30,	As of December 31,
(In thousands)	2008	2007
Trade names(1)	$2,468,200	$2,468,200
Other intangible assets	856,550	849,715
Accumulated amortization	(265,754)	(132,662)
Net other intangibles	590,796	717,053
Total	$3,058,996	$3,185,253

(1)	Not subject to amortization.

Note 7. Stock-Based Compensation

On November 20, 2007, the board of directors of Holdings adopted the ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for the sale of shares of Holdings stock to ServiceMaster’s executive officers, other key employees and directors as well as the grant of deferred share units and options to purchase shares of Holdings to those individuals. The board of directors of Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and determines the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 12,445,000 shares of Holdings stock are reserved for issuance under the Stock Incentive Plan. Holdings currently intends to satisfy any need for shares of common stock of Holdings associated with the exercise of options issued under the Stock Incentive Plan through those shares reserved for issuance or any shares repurchased from participants in the Stock Incentive Plan.

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

During the Successor three and nine months ended September 30, 2008, stock-based compensation expense was approximately $1.7 million ($1.2 million after-tax) and $5.1 million ($4.2 million after-tax), respectively. During the Predecessor Period from July 1, 2007 to July 24, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, stock-based compensation expense was approximately $0.4 million ($0.2 million after-tax) and $3.4 million ($2.0 million after-tax), respectively. There was no stock-based compensation expense during the Successor period from July 25, 2007 to September 30, 2007.

As of September 30, 2008, there was approximately $22.8 million of total unrecognized compensation cost related to non-vested options to purchase shares of Holdings stock. These remaining costs are expected to be recognized over the remaining 3.2 years of the weighted average four-year requisite service period.

Note 8. Supplemental Cash Flow Information

In the Condensed Consolidated Statements of Cash Flows, the caption “Cash and cash equivalents” includes investments in short-term, highly-liquid securities having a maturity of three months or less when purchased. Supplemental information relating to the Condensed Consolidated Statements of Cash Flows for the Successor nine months ended September 30, 2008, the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007 is presented in the following table:

	Successor		Predecessor
	Nine	July 25, 2007	Jan. 1, 2007
(In thousands)	months ended	to	to
Cash paid for or (received from):	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Interest expense	$236,812	$50,198	$27,387
Interest and dividend income	(10,172)	(4,857)	(7,810)
Income taxes, net of refunds	8,844	2,978	17,363

Note 9. Comprehensive Income

Total comprehensive income (loss) was $4 million and ($45) million for the Successor three and nine months ended September 30, 2008, respectively, and ($20) million, ($16) million and $83 million for the Successor Period from July 25, 2007 to September 30, 2007, the Predecessor Period from July 1, 2007 to July 24, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. Total comprehensive income primarily includes net income, unrealized gains (losses) on marketable securities, unrealized gains (losses) on derivative instruments and the effect of foreign currency translation.

Note 10. Receivable Sales

The Company has an arrangement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen LawnCare and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding Company LLC. ServiceMaster Funding Company LLC has entered into an arrangement pursuant to which it may transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding Company LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the third quarter of 2008 an interest in the pool of accounts receivable was transferred to a third party in exchange for $10 million. During the Successor Period from July 25, 2007 to September 30, 2007, the Predecessor Period from July 1, 2007 to July 24, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, there were no transfers of interests in the pool of accounts receivables to third parties under this arrangement. The arrangement is a 364-day facility that is renewable at the option of ServiceMaster Funding Company LLC, with a final termination date of July 17, 2012. The Company may transfer up to $50 million of interests in its pool of receivables to these purchasers and therefore has immediate access to cash proceeds from these transfers. The amount of the eligible receivables varies during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. There are two potential third party purchasers under the arrangement. However, only one purchaser is required to purchase interests in the pool of receivables under the arrangement. If this purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company may be reduced or eliminated. The purchaser did not exercise its right to terminate its participation in the arrangement in the third quarter of 2008.

The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in these condensed consolidated financial statements. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest measured based on the third party purchaser’s pooled commercial paper rate, as defined (4.34% at September 30, 2008).

Note 11. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less, are included in the Condensed Consolidated Statements of Financial Position caption “Cash and Cash Equivalents.” As of September 30, 2008 and December 31, 2007, the Company’s investments consist primarily of domestic publicly traded debt of $90.3 million and $130.6 million, respectively and common equity securities of $54.4 million and $137.2 million, respectively.

The aggregate market value of the Company’s short-term and long-term investments in debt and equity securities was $144.7 million and $267.8 million and the aggregate cost basis was $147.8 million and $260.8 million at September 30, 2008 and December 31, 2007, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The Company recorded an impairment charge of approximately $0.9 million ($0.6 million after-tax) and $9.0 million ($7.3 million after-tax) during the three and nine months ended September 30, 2008, respectively, due to other than temporary declines in the value of certain investments. The Company recorded an impairment charge of approximately $0.3 million ($0.2 million after-tax) and $0.9 million ($0.6 million after-tax) during the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, due to other than temporary declines in the value of certain investments. There was no impairment charge recorded during the Predecessor Period from July 1, 2007 to July 24, 2007 due to other than temporary declines in the value of certain investments. The unrealized gains in the investment portfolio were approximately $3.6 million and $8.4 million as of September 30, 2008 and December 31, 2007, respectively. Unrealized losses were approximately $6.7 million and $1.4 million as of September 30, 2008 and December 31, 2007, respectively. The portion of unrealized losses which have been in a loss position for more than one year at September 30, 2008 was approximately $0.1 million. There were no unrealized losses which have been in a loss position for more than one year at December 31, 2007. The aggregate fair value of the investments with unrealized losses totaled $46.2 million and $20.4 million at September 30, 2008 and December 31, 2007, respectively.

Note 12. Long-Term Debt

Long-term debt at September 30, 2008 and December 31, 2007 is summarized in the following table:

(In thousands)	As of September 30, 2008	As of December 31, 2007
Senior secured term loan facility maturing in 2014	$2,616,875	$2,636,750
Senior unsecured interim loan facility maturing in 2008	—	1,150,000
10.75%/11.50% Senior Toggle Notes maturing in 2015	1,150,000	—
Revolving credit facility maturing in 2013	165,000	—
7.10% notes maturing in 2018 (1)	61,217	59,772
7.45% notes maturing in 2027 (1)	144,548	142,457
7.25% notes maturing in 2038 (1)	58,814	58,206
Other	74,740	83,626
Less current portion	(221,845)	(53,564)
Total long-term debt	$4,049,349	$4,077,247

(1)

The increase from the balance at December 31, 2007 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes on October 22, 2008.

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

In August 2008, the Company entered into two 3-year interest rate swap agreements effective September 2, 2008. The total notional amount of the swap agreements was $200 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.83% on the $200 million notional amount of the swap agreements. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200 million of the term loans is fixed at a rate of approximately 6.58%, including the borrowing margin described in Note 14 to the consolidated financial statements in the 2007 Annual Report.

In September 2008, the Company entered into a 4-year interest rate swap agreement effective October 1, 2008. The notional amount of the swap agreement was $200 million. Under the terms of the agreement, the Company will pay a weighted average fixed rate of interest of 3.53% on the $200 million notional amount of the swap agreement. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200 million of the term loans is fixed at a rate of approximately 6.28%, including the borrowing margin described in Note 14 to the consolidated financial statements in the 2007 Annual Report.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the interest rate swap agreements referred to above are classified as cash flow hedges and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

Note 13. Discontinued Operations

Reported “loss from discontinued operations, net of income taxes” for all periods presented includes the operating results of the sold and discontinued businesses noted in the 2007 Annual Report.

During the third quarter of 2008, the Company completed the sale of InStar for $22.9 million, with the payment of $3.0 million of that amount deferred until November 2011. During the second quarter of 2008, the Company recorded a pre-tax impairment charge of $6.3 million as a result of a change in our fair value estimate of InStar’s net assets based on changing market conditions and the ongoing sales process. Upon the sale of InStar the Company recorded a loss on sale, net of tax, of $0.6 million. The purchase price noted above is subject to a final adjustment based on closing date working capital balances at InStar. These closing balances are subject to a review period by the Company and the purchasers of InStar. The loss on sale noted above includes an estimated adjustment for the closing date working capital balances. However, this amount could change pending the completion of the review in the fourth quarter of 2008. Such changes, if any, would not currently be expected to be material to the Company’s consolidated financial statements.

The operating results and financial position of discontinued operations are as follows:

	Successor		Predecessor
	Three months ended	July 25, 2007 to	July 1, 2007 to
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Operating Results:
Operating revenue	$11,269	$12,444	$3,174
Operating loss	(835)	(4,304)	(2,440)
Interest expense	(3)	(9)	(2)
Pretax loss	(838)	(4,313)	(2,442)
Benefit from income taxes	(239)	(1,723)	(975)
Loss on sale, net of tax	(587)	—	—
Loss from discontinued operations	$(1,186)	$(2,590)	$(1,467)

	Successor		Predecessor
	Nine months ended	July 25, 2007 to	Jan. 1, 2007 to
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Operating Results:
Operating revenue	$50,909	$12,444	$43,413
Operating loss	(206)	(4,304)	(7,617)
Interest expense	(73)	(9)	(38)
Impairment charge	(6,317)	—	—
Pretax loss	(6,596)	(4,313)	(7,655)
Benefit from income taxes	(2,513)	(1,723)	(3,067)
Loss on sale, net of tax	(587)	—	—
Loss from discontinued operations	$(4,670)	$(2,590)	$(4,588)

	As of September 30, 2008	As of December 31, 2007
Financial Position:
Current assets	$240	$42,474
Current liabilities	5,824	12,983
Long-term liabilities	4,253	7,765
Total liabilities	$10,077	$20,748

The table below summarizes the activity during the nine months ended September 30, 2008 for the remaining liabilities from operations that were disposed of in years prior to 2008. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at December 31, 2007	Cash Payments or Other	(Income) / Expense	Balance at September 30, 2008
Remaining liabilities of discontinued operations:
ARS/AMS	$2,384	$(311)	$550	$2,623
LandCare Construction	1,257	(442)	153	968
LandCare utility line clearing business	1,350	(159)	—	1,191
Certified Systems, Inc. and other	6,721	161	(3,270)	3,612

Note 14. Income Taxes

As of September 30, 2008 and December 31, 2007, the Company had $16.1 million and $13.3 million, respectively, of tax items primarily reflected in state tax returns that had not been recognized for financial reporting (“unrecognized tax benefits”). If recognized prior to December 31, 2008, $12.3 million ($8.9 million, net of federal and state tax effects) would be recorded as a purchase accounting adjustment to goodwill and $3.8 million ($3.4 million, net of federal and state tax effects) would affect the Company’s effective tax rate.

Up to $7.4 million of the Company’s unrecognized tax benefits could be recognized within the next twelve months. The Company recognized approximately $0.5 million of its unrecognized tax benefits during the nine months ended September 30, 2008 and approximately $1.7 million and $5.5 million during the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the United States Internal Revenue Service (“IRS”) through 2006 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2001.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. As noted above, the U.S. federal tax returns filed by the Company through the 2006 return have been reviewed by the IRS. The Company paid $5 million primarily in the first quarter of 2006 relating to the resolution of the 2003 and 2004 audits. The IRS completed the audits of the Company’s tax returns for 2005 and 2006, with no adjustments or additional payments. The IRS commenced examinations of the Company’s U.S. federal income tax returns for 2007 and 2008 in the first quarter of 2007 and the third quarter of 2008, respectively. At this time, the outcome of these audits is not known and no significant adjustments have been proposed by the IRS pertaining to these audit periods. Five state tax authorities are in the process of auditing state income tax returns of various subsidiaries. One state audit is at the appeals level. If state authorities were to prevail with their assessments, the Company does not anticipate that these adjustments would have a material impact on the Company’s financial position, annual results of operations or cash flows.

The Company’s policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the three and nine months ended September 30, 2008, the Company recognized interest expense of approximately $0.1 million and $0.7 million, respectively, through the tax provision. During the Successor Period from July 25, 2007 to September 30, 2007, the Predecessor Period from July 1, 2007 to July 24, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, the Company recognized interest expense of approximately $10 thousand, $10 thousand and $0.8 million, respectively, through the tax provision. As of September 30, 2008 and December 31, 2007, the Company had accrued for the payment of interest and penalties of approximately $3.3 million ($2.0 million, net of federal and state tax effects) and $2.4 million ($1.4 million, net of federal and state tax effects), respectively.

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

Segment information for continuing operations is presented below.

	Successor		Predecessor	Successor		Predecessor
	Three	July 25, 2007	July 1, 2007	Nine	July 25, 2007	Jan. 1, 2007
	months ended	to	to	months ended	to	to
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Operating Revenue:
TruGreen LawnCare	$364,442	$273,485	$88,927	$876,180	$273,485	$597,147
TruGreen LandCare	78,365	76,325	26,914	240,894	76,325	242,154
Terminix	273,172	201,087	72,200	846,594	201,087	645,700
American Home Shield	177,328	99,389	50,134	450,316	99,389	331,361
Other Operations and Headquarters	54,766	40,339	13,983	163,625	40,339	118,028
Total Operating Revenue	$948,073	$690,625	$252,158	$2,577,609	$690,625	$1,934,390
Operating Income (Loss): (1),(2)
TruGreen LawnCare	$64,060	$48,027	$14,436	$85,914	$48,027	$75,656
TruGreen LandCare	(323)	(4,434)	(146)	(925)	(4,434)	(2,206)
Terminix	30,696	21,661	2,101	133,591	21,661	109,461
American Home Shield	22,897	(4,327)	8,283	14,606	(4,327)	35,582
Other Operations and Headquarters (2)	(6,659)	(10,373)	(39,836)	(18,638)	(10,373)	(74,561)
Total segment operating income (loss)	$110,671	$50,554	$(15,162)	$214,548	$50,554	$143,932

(1) Presented below is a reconciliation of total segment operating income (loss) to income (loss) from continuing operations before income taxes.

	Successor		Predecessor	Successor		Predecessor
	Three	July 25, 2007	July 1, 2007	Nine	July 25, 2007	Jan. 1, 2007
	months ended	to	to	months ended	to	to
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Total segment operating income (loss)	$110,671	$50,554	$(15,162)	$214,548	$50,554	$143,932
Non-operating expense (income):
Interest expense	83,886	78,257	3,500	256,897	78,257	31,643
Interest and net investment (income) loss	(244)	(3,890)	(2,440)	1,637	(3,890)	(28,624)
Minority interest and other expense, net	141	102	11	418	102	3,532
Income (loss) from Continuing Operations before Income Taxes	$26,888	$(23,915)	$(16,233)	$(44,404)	$(23,915)	$137,381

(2)          The results include restructuring charges for severance, as well as costs associated with Fast Forward, and payments for employee retention and severance related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $1.8 million and $9.1 million in the three and nine months ended September 30, 2008, respectively, and $8.2 million, $1.6 million and $16.9 million in the Successor Period from July 25, 2007 to September 30, 2007, the Predecessor Period from July 1, 2007 to July 24, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. The results also include Merger charges related to the purchase of ServiceMaster by a group of investors led by CD&R. The Merger related charges totaled $0.4 million and $0.8 million in the three and nine months ended September 30, 2008, respectively, and $0.5 million, $36.1 million and $41.4 million in the Successor Period from July 25, 2007 to September 30, 2007, the Predecessor Period from July 1, 2007 to July 24, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively.

Note 16. Related Party Transactions

In connection with the Transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2 million. This fee is payable quarterly. The Company recorded a management fee of $0.5 million and $1.5 million for the three and nine months ended September 30, 2008, respectively. The management fee totaled $0.4 million for the Successor Period from July 25, 2007 to September 30, 2007. There was no management fee recorded for the Predecessor Period from January 1, 2007 to July 24, 2007. The consulting agreement also provides that CD&R may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of this Statement on its consolidated financial statements.

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

The carrying amount, including accrued interest, and estimated fair value of certain of the Company’s financial instruments for the periods presented are as follows:

	As of September 30, 2008
		Estimated Fair Value Measurements
		Quoted	Significant
		Prices In	Other	Significant
		Active	Observable	Unobservable	As of December 31, 2007
(In thousands)	Carrying Value	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets
Deferred compensation trust assets	$18,088	$18,088	$—	$—	$35,100	$35,100
Investments in marketable securities	126,564	58,877	67,687	—	232,655	232,655
Total financial assets	$144,652	$76,965	$67,687	$—	$267,755	$267,755

Financial Liabilities
Fuel swap contracts	$4,432	$—	$—	$4,432	$—	$—
Interest rate swap contracts	12,957	—	12,957	—	16,557	16,557
Total financial liabilities	$17,389	$—	$12,957	$4,432	$16,557	$16,557

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2007	$—
Gains included in other comprehensive income	3,118
Balance at March 31, 2008	3,118
Total gains (realized/unrealized)
Included in earnings(1)	3,913
Included in other comprehensive loss	7,753
Settlements, net	(3,913)
Balance at June 30, 2008	10,871
Total gains (realized/unrealized)
Included in earnings(1)	3,882
Included in other comprehensive income	(15,303)
Settlements, net	(3,882)
Balance at September 30, 2008	$(4,432)

(1)          Gains included in earnings are reported in cost of services rendered and products sold.

The Company uses fuel swap contracts to mitigate the impact of fluctuations in fuel prices. The Company’s exposure to market risk for changes in fuel prices relates to the forecasted consumption of fuel by the Company’s vehicle fleet in the delivery of services to customers. As of September 30, 2008, the Company had fuel swap contracts, designated as cash flow hedges, to pay fixed prices for fuel with an aggregate notional amount of $82.3 million, maturing through 2010.

Note 19. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries

The following condensed consolidating financial statements of the Company and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. Goodwill and other intangible assets have been allocated to all of the subsidiaries of the Company based on management’s estimates.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2008 (Successor)

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$747,321	$219,368	$(18,616)	$948,073

Operating Costs and Expenses:
Cost of services rendered and products sold	—	481,121	97,050	(18,616)	559,555
Selling and administrative expenses	670	150,925	83,577	—	235,172
Amortization expense	55	30,777	9,618	—	40,450
Merger related charges	412	—	—	—	412
Restructuring charges	—	905	908	—	1,813
Total operating costs and expenses	1,137	663,728	191,153	(18,616)	837,402

Operating (Loss) Income	(1,137)	83,593	28,215	—	110,671

Non-operating Expense (Income):
Interest expense (income)	86,258	820	(3,192)	—	83,886
Interest and net investment loss (income)	1,464	648	(2,356)	—	(244)
Other expense, net	—	—	141		141

(Loss) Income from Continuing Operations before Income Taxes	(88,859)	82,125	33,622	—	26,888
(Benefit) provision for income taxes	(17,678)	15,597	10,764	—	8,683

(Loss) Income from Continuing Operations	(71,181)	66,528	22,858	—	18,205
Loss from businesses held pending sale and discontinued operations, net of income taxes	—	—	(1,186)	—	(1,186)
Equity in earnings of subsidiaries (net of tax)	88,200	17,895	—	(106,095)	—
Net Income	$17,019	$84,423	$21,672	$(106,095)	$17,019

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the Successor Period from July 25, 2007 to September 30, 2007

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$573,496	$130,740	$(13,611)	$690,625

Operating Costs and Expenses:
Cost of services rendered and products sold	—	366,863	67,275	(13,611)	420,527
Selling and administrative expenses	472	100,805	53,180	—	154,457
Amortization expense	41	47,792	8,585	—	56,418
Merger related charges	458	—	—	—	458
Restructuring charges	—	2,826	5,385	—	8,211
Total operating costs and expenses	971	518,286	134,425	(13,611)	640,071

Operating (Loss) Income	(971)	55,210	(3,685)	—	50,554

Non-operating Expense (Income):
Interest expense (income)	76,721	1,952	(416)	—	78,257
Interest and net investment (income) loss	(2,323)	502	(2,069)	—	(3,890)
Other expense, net	—	—	102	—	102

(Loss) Income from Continuing Operations before Income Taxes	(75,369)	52,756	(1,302)	—	(23,915)
(Benefit) provision for income taxes	(23,591)	9,988	4,467	—	(9,136)

(Loss) Income from Continuing Operations	(51,778)	42,768	(5,769)	—	(14,779)
Loss from businesses held pending sale and discontinued operations, net of income taxes	—	—	(2,590)	—	(2,590)
Equity in earnings (losses) of subsidiaries (net of tax)	34,409	(9,669)	—	(24,740)	—
Net (Loss) Income	$(17,369)	$33,099	$(8,359)	$(24,740)	$(17,369)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the Predecessor Period from July 1, 2007 to July 24, 2007

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$196,504	$60,273	$(4,619)	$252,158

Operating Costs and Expenses:
Cost of services rendered and products sold	—	138,614	28,408	(4,619)	162,403
Selling and administrative expenses	6	41,761	24,855	—	66,622
Amortization expense	—	532	65	—	597
Merger related charges	36,097	—	—	—	36,097
Restructuring charges	—	—	1,601	—	1,601
Total operating costs and expenses	36,103	180,907	54,929	(4,619)	267,320

Operating (Loss) Income	(36,103)	15,597	5,344	—	(15,162)

Non-operating Expense (Income):
Interest expense (income)	2,797	843	(140)	—	3,500
Interest and net investment (income) loss	(104)	154	(2,490)	—	(2,440)
Other expense, net	—	—	11	—	11

(Loss) Income from Continuing Operations before Income Taxes	(38,796)	14,600	7,963	—	(16,233)
(Benefit) provision for income taxes	(7,512)	(1,514)	7,405	—	(1,621)

(Loss) Income from Continuing Operations	(31,284)	16,114	558	—	(14,612)
Loss from businesses held pending sale and discontinued operations, net of income taxes	—	—	(1,467)	—	(1,467)
Equity in earnings (losses) of subsidiaries (net of tax)	15,205	(2,609)	—	(12,596)	—
Net (Loss) Income	$(16,079)	$13,505	$(909)	$(12,596)	$(16,079)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2008 (Successor)

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,069,513	$562,074	$(53,978)	$2,577,609

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,357,873	262,762	(53,978)	1,566,657
Selling and administrative expenses	3,929	412,651	236,822	—	653,402
Amortization expense	166	100,433	32,493	—	133,092
Merger related charges	767	—	—	—	767
Restructuring charges	—	2,299	6,844	—	9,143
Total operating costs and expenses	4,862	1,873,256	538,921	(53,978)	2,363,061

Operating (Loss) Income	(4,862)	196,257	23,153	—	214,548

Non-operating Expense (Income):
Interest expense (income)	257,132	4,601	(4,836)	—	256,897
Interest and net investment loss (income)	4,913	1,944	(5,220)	—	1,637
Other expense, net	—	—	418	—	418

(Loss) Income from Continuing Operations before Income Taxes	(266,907)	189,712	32,791	—	(44,404)
(Benefit) provision for income taxes	(69,191)	38,101	22,749	—	(8,341)

(Loss) Income from Continuing Operations	(197,716)	151,611	10,042	—	(36,063)
Loss from businesses held pending sale and discontinued operations, net of income taxes	—	—	(4,670)	—	(4,670)
Equity in earnings (losses) of subsidiaries (net of tax)	156,983	(720)	—	(156,263)	—
Net (Loss) Income	$(40,733)	$150,891	$5,372	$(156,263)	$(40,733)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the Successor period July 25, 2007 to September 30, 2007

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$573,496	$130,740	$(13,611)	$690,625

Operating Costs and Expenses:
Cost of services rendered and products sold	—	366,863	67,275	(13,611)	420,527
Selling and administrative expenses	472	100,805	53,180	—	154,457
Amortization expense	41	47,792	8,585	—	56,418
Merger related charges	458	—	—	—	458
Restructuring charges	—	2,826	5,385	—	8,211
Total operating costs and expenses	971	518,286	134,425	(13,611)	640,071

Operating (Loss) Income	(971)	55,210	(3,685)	—	50,554

Non-operating Expense (Income):
Interest expense (income)	76,721	1,952	(416)	—	78,257
Interest and net investment (income) loss	(2,323)	502	(2,069)	—	(3,890)
Other expense, net	—	—	102	—	102

(Loss) Income from Continuing Operations before Income Taxes	(75,369)	52,756	(1,302)	—	(23,915)
(Benefit) provision for income taxes	(23,591)	9,988	4,467	—	(9,136)

(Loss) Income from Continuing Operations	(51,778)	42,768	(5,769)	—	(14,779)
Loss from businesses held pending sale and discontinued operations, net of income taxes	—	—	(2,590)	—	(2,590)
Equity in earnings (losses) of subsidiaries (net of tax)	34,409	(9,669)	—	(24,740)	—
Net (Loss) Income	$(17,369)	$33,099	$(8,359)	$(24,740)	$(17,369)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the Predecessor Period from January 1, 2007 to July 24, 2007

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,565,266	$408,148	$(39,024)	$1,934,390

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,055,793	179,493	(39,024)	1,196,262
Selling and administrative expenses	2,185	330,625	197,864	—	530,674
Amortization expense	—	4,527	645	—	5,172
Merger related charges	41,431	—	—	—	41,431
Restructuring charges	—	—	16,919	—	16,919
Total operating costs and expenses	43,616	1,390,945	394,921	(39,024)	1,790,458

Operating (Loss) Income	(43,616)	174,321	13,227	—	143,932

Non-operating Expense (Income):
Interest expense (income)	19,293	11,917	433	—	31,643
Interest and net investment loss (income)	(1,764)	1,443	(28,303)	—	(28,624)
Minority interest and other expense, net	3,423	—	109	—	3,532

(Loss) Income from Continuing Operations before Income Taxes	(64,568)	160,961	40,988	—	137,381
(Benefit) provision for income taxes	(14,320)	25,836	40,176	—	51,692

(Loss) Income from Continuing Operations	(50,248)	135,125	812	—	85,689
Loss from businesses held pending sale and discontinued operations, net of income taxes	—	—	(4,588)	—	(4,588)
Equity in earnings (losses) of subsidiaries (net of tax)	131,349	(7,209)	—	(124,140)	—
Net Income (Loss)	$81,101	$127,916	$(3,776)	$(124,140)	$81,101

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Financial Position

As of September 30, 2008

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$210,530	$18,871	$129,498	$—	$358,899
Marketable securities	—	—	21,521	—	21,521
Receivables	—	188,550	420,421	(209,411)	399,560
Inventories	—	78,849	3,141	—	81,990
Prepaid expenses and other assets	9,426	37,499	9,124		56,049
Deferred customer acquisition costs	—	20,672	22,967	—	43,639
Deferred taxes	6,572	28,804	8,995	—	44,371
Assets of businesses held pending sale and discontinued operations	—	—	240	—	240
Total Current Assets	226,528	373,245	615,907	(209,411)	1,006,269
Property and Equipment:
At cost	—	205,948	73,388	—	279,336
Less: accumulated depreciation	—	(39,921)	(18,342)	—	(58,263)
Net property and equipment	—	166,027	55,046	—	221,073

Other Assets:
Goodwill	—	2,715,466	362,572	—	3,078,038
Intangible assets, primarily trade names, service marks and trademarks, net	—	2,172,257	886,739	—	3,058,996
Notes receivable	352,460	1,230	25,857	(352,460)	27,087
Long-term marketable securities	18,088	—	105,043	—	123,131
Investments in and advances to subsidiaries	6,006,771	2,065,118	154,359	(8,226,248)	—
Other assets	26,876	948	8,355		36,179
Debt issuance costs	86,519	—	—	—	86,519
Total Assets	$6,717,742	$7,494,291	$2,213,878	$(8,788,119)	$7,637,292

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$523	$55,165	$47,421	$—	$103,109
Accrued liabilities:
Payroll and related expenses	1,849	42,051	48,705	—	92,605
Self-insured claims and related expenses	—	24,601	66,437	—	91,038
Other	10,331	56,163	84,252		150,746
Deferred revenue	—	145,917	300,828	—	446,745
Liabilities of businesses held pending sale and discontinued operations	—	—	5,824	—	5,824
Current portion of long-term debt	287,009	18,043	126,204	(209,411)	221,845
Total Current Liabilities	299,712	341,940	679,671	(209,411)	1,111,912

Long-Term Debt	4,005,887	346,087	49,835	(352,460)	4,049,349

Other Long-Term Liabilities:
Deferred taxes	112,180	838,507	97,634		1,048,321
Intercompany payable	1,009,837	—	—	(1,009,837)	—
Liabilities of businesses held pending sale and discontinued operations	—	—	4,253	—	4,253
Other long-term obligations, primarily self-insured claims	30,152	3,672	130,159	—	163,983
Total Other Long-Term Liabilities	1,152,169	842,179	232,046	(1,009,837)	1,216,557

Shareholder’s Equity	1,259,474	5,964,085	1,252,326	(7,216,411)	1,259,474

Total Liabilities and Shareholder’s Equity	$6,717,242	$7,494,291	$2,213,878	$(8,788,119)	$7,637,292

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Financial Position

As of December 31, 2007

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$100,429	$14,999	$91,791	$—	$207,219
Marketable securities	—	—	108,816	—	108,816
Receivables	2	154,811	322,040	(140,785)	336,068
Inventories	—	69,212	3,140	—	72,352
Prepaid expenses and other assets	—	14,410	12,433		26,843
Deferred customer acquisition costs	—	9,611	15,711	—	25,322
Deferred taxes	6,573	33,706	7,898	—	48,177
Assets of businesses held pending sale and discontinued operations	—	—	42,474	—	42,474
Total Current Assets	107,004	296,749	604,303	(140,785)	867,271
Property and Equipment:
At cost	—	141,933	68,211	—	210,144
Less: accumulated depreciation	—	(14,404)	(7,743)	—	(22,147)
Net property and equipment	—	127,529	60,468	—	187,997

Other Assets:
Goodwill	—	2,689,231	360,692	—	3,049,923
Intangible assets, primarily trade names, service marks and trademarks, net	—	2,265,350	919,903	—	3,185,253
Notes receivable	363,409	41,207	65,194	(443,409)	26,401
Long-term marketable securities	35,100	—	123,839	—	158,939
Investments in and advances to subsidiaries	5,831,624	1,992,455	49,526	(7,873,605)	—
Other assets	25,816	751	3,767	—	30,334
Debt issuance costs	84,942	—	—	—	84,942
Total Assets	$6,447,895	$7,413,272	$2,187,692	$(8,457,799)	$7,591,060

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$973	$45,879	$56,548	$—	$103,400
Accrued liabilities:
Payroll and related expenses	1,785	48,173	82,096	—	132,054
Self-insured claims and related expenses	—	16,498	68,283	—	84,781
Other	15,303	49,024	73,722		138,049
Deferred revenue	—	150,223	258,253	—	408,476
Liabilities of businesses held pending sale and discontinued operations	—	—	12,983	—	12,983
Current portion of long-term debt	70,749	23,990	99,610	(140,785)	53,564
Total Current Liabilities	88,810	333,787	651,495	(140,785)	933,307

Long-Term Debt	4,022,185	395,435	103,036	(443,409)	4,077,247

Other Long-Term Liabilities:
Deferred taxes	143,679	834,819	101,002	—	1,079,500
Intercompany payable	839,958	—	—	(839,958)	—
Liabilities of businesses held pending sale and discontinued operations	—	—	7,765	—	7,765
Other long-term obligations, primarily self-insured claims	49,729	4,547	135,431	—	189,707
Total Other Long-Term Liabilities	1,033,366	839,366	244,198	(839,958)	1,276,972

Shareholder’s Equity	1,303,534	5,844,684	1,188,963	(7,033,647)	1,303,534

Total Liabilities and Shareholder’s Equity	$6,447,895	$7,413,272	$2,187,692	$(8,457,799)	$7,591,060

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2008 (Successor)

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$100,429	$14,999	$91,791	$—	$207,219
Net Cash Provided from (Used for) Operating Activities from Continuing Operations	(136,417)	276,640	17,906	(106,420)	51,709

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(67,585)	(7,609)	—	(75,194)
Sale of equipment and other assets	—	4,999	91	—	5,090
Acquisition of The ServiceMaster Company	(26,082)	—			(26,082)
Other business acquisitions, net of cash received	—	(27,504)	—	—	(27,504)
Notes receivable, financial investments and securities	1,003	—	96,414	—	97,417
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(25,079)	(90,090)	88,896	—	(26,273)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	347,000	—	10,000	—	357,000
Payments of debt	(202,438)	(22,841)	(2,033)	—	(227,312)
Debt issuance costs paid	(26,587)	—	—	—	(26,587)
Shareholders’ dividends	—	(53,210)	(53,210)	106,420	—
Net intercompany advances	153,622	(106,627)	(46,995)		—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	271,597	(182,678)	(92,238)	106,420	103,101

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	3,995	—	3,995
Cash used for investing activities
Proceeds from sale of businesses	—	—	19,523	—	19,523
Other investing activities	—	—	(208)	—	(208)
Cash used for financing activities	—	—	(167)	—	(167)
Net Cash Provided from Discontinued Operations	—	—	23,143	—	23,143

Cash (Decrease) Increase During the Period	110,101	3,872	37,707	—	151,680

Cash and Cash Equivalents at End of Period	$210,530	$18,871	$129,498	$—	$358,899

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Successor period from July 25, 2007 to September 30, 2007

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$79,394	$26,247	$131,924	$—	$237,565
Net Cash Provided from (Used for) Operating Activities from Continuing Operations	(140,185)	93,688	93,867	(13,744)	33,626

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(3,474)	(4,233)	—	(7,707)
Sale of equipment and other assets	—	595	15	—	610
Acquisition of The ServiceMaster Company	(4,890,648)	—	—	—	(4,890,648)
Other business acquisitions, net of cash received	—	(3,985)	—	—	(3,985)
Notes receivable, financial investments and securities	(23,015)	—	(12,437)	—	(35,452)
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(4,913,663)	(6,864)	(16,655)	—	(4,937,182)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(245,962)	(3,915)	(425)	—	(250,302)
Borrowings under senior secured term loan facility	2,650,000	—	—	—	2,650,000
Borrowings under senior unsecured interim loan facility	1,150,000	—	—	—	1,150,000
Cash equity contributions	1,431,100	—	—	—	1,431,100
Debt issuance costs paid	(100,813)	—	—	—	(100,813)
Shareholders’ dividends	—	(6,872)	(6,872)	13,744	—
Net intercompany advances	172,806	(83,527)	(89,279)	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	5,057,131	(94,314)	(96,576)	13,744	4,879,985

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	(2,430)	—	(2,430)
Cash used for investing activities	—	—	(110)	—	(110)
Cash used for financing activities	—	—	(47)	—	(47)
Net Cash Provided from Discontinued Operations	—	—	(2,587)	—	(2,587)

Cash (Decrease) Increase During the Period	3,283	(7,490)	(21,951)	—	(26,158)

Cash and Cash Equivalents at End of Period	$82,677	$18,757	$109,973	$—	$211,407

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Predecessor Period from January 1, 2007 to July 24, 2007

(in thousands)

	The
	ServiceMaster		Non
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$20,442	$13,668	$89,565	$—	$123,675
Net Cash Provided from (Used for) Operating Activities from Continuing Operations	203,829	274,381	43,548	(326,265)	195,493

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(20,289)	(6,274)	—	(26,563)
Sale of equipment and other assets	—	1,091	—	—	1,091
Acquisition of The ServiceMaster Company	(4,030)		—	—	(4,030)
Other business acquisitions, net of cash received	—	(25,460)	—	—	(25,460)
Notes receivable, financial investments and securities	—	—	38,127	—	38,127
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(4,030)	(44,658)	31,853	—	(16,835)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	415,411	—	—	—	415,411
Payments of debt	(446,121)	(12,245)	(1,171)	—	(459,537)
Shareholders’ dividends	(70,077)	(226,281)	(99,984)	326,265	(70,077)
Proceeds from employee share plans	36,069	—	—	—	36,069
Net intercompany advances	(76,129)	21,382	54,747	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	(140,847)	(217,144)	(46,408)	326,265	(78,134)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	12,559	—	12,559
Cash used for investing activities	—	—	988	—	988
Cash used for financing activities	—	—	(181)	—	(181)
Net Cash Provided from Discontinued Operations	—	—	13,366	—	13,366

Cash (Decrease) Increase During the Period	58,952	12,579	42,359	—	113,890

Cash and Cash Equivalents at End of Period	$79,394	$26,247	$131,924	$—	$237,565

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

Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliates of, the Equity Sponsors.

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

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes on October 22, 2008.

Results of Operations

Although ServiceMaster continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The separate presentation is required under GAAP when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of the assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. The Company refers to the operations of ServiceMaster for both the Predecessor and Successor periods. The condensed consolidated statements of financial position as of September 30, 2008 and December 31, 2007, the condensed consolidated statements of operations and of cash flows for the nine months ended September 30, 2008 and for the period from July 25, 2007 to September 30, 2007 and the condensed consolidated statement of operations for the three months ended September 30, 2008 reflect the financial position, operations and cash flows of the Successor. The condensed consolidated statements of operations and of cash flows for the period from January 1, 2007 to July 24, 2007 and the condensed consolidated statement of operations for the period from July 1, 2007 to July 24, 2007 reflect the operations and cash flows of the Predecessor.

Third Quarter 2008 Compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007

The Company reported third quarter 2008 revenue of $948.1 million, a $5.3 million or 0.6 percent increase compared to the combined Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007. The revenue for the third quarter of 2008 and the Successor Period from July 25 to September 30, 2007 has been reduced by $0.7 million (non-cash) and $30.8 million (non-cash), respectively, resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the third quarter of 2008 decreased $24.8 million or 2.5 percent from 2007 levels, driven by the results of our business units as described in our “Segment Reviews for the Third Quarter 2008 Compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007”.

Operating income was $110.7 million in the third quarter of 2008 compared to operating income of $50.6 million and operating loss of $15.2 million in the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively. Income from continuing operations before income taxes was $26.9 million in the third quarter of 2008 compared to a loss from continuing operations before income taxes of $23.9 million and $16.2 million in the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively. The increase in income from continuing operations before income taxes of $67.0 million reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments (1)	$16.2
Increased interest expense (2)	(2.1)
Decreased interest and net investment income (3)	(8.3)
Decreased merger related charges (4)	36.1
Decreased restructuring charges (5)	8.0
Improved segment results (6)	17.1
$67.0

(1)           The net favorable impact of non-cash purchase accounting adjustments in the third quarter of 2008 of $16.2 million consists primarily of decreased amortization of intangible assets of $16.2 million and a $30.1 million increase in revenue partially offset by increased deferred customer acquisition expense of $32.1 million.

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

(6)            Represents an increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, merger related charges and restructuring charges supported by the improved results at TruGreen LawnCare, Terminix, TruGreen LandCare, American Home Shield and Other Operations and Headquarters as described in our “Segment Reviews for the Third Quarter 2008 Compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $559.6 million for the third quarter of 2008 compared to $420.5 million and $162.4 million for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively. Excluding the unfavorable non-cash reduction of revenue of $0.7 million for the third quarter of 2008 and $30.8 million for the Successor Period from July 25 to September 30, 2007 resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue these costs decreased to 59.0 percent for the three months ended September 30, 2008 from 59.2 percent and 64.4 percent for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively. This reflects the impact of improved labor efficiency at Terminix and LandCare offset by increases in fuel, fertilizer and other factor costs throughout the enterprise.

The Company reported selling and administrative expenses of $235.2 million for the third quarter of 2008 compared to $154.5 million and $66.6 million for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively. The third quarter of 2008 and the Successor Period from July 25 to September 30, 2007 include a $0.1 million (non-cash) and a $25.8 million (non-cash) decrease, respectively, in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs decreased as a percentage of revenue to 24.8 percent for the third quarter of 2008 from 25.0 percent and 26.4 percent for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively. The decrease in selling and administrative expenses as a percentage of revenue primarily reflects lower functional support costs, improved sales labor efficiency at TruGreen LawnCare and Terminix, and lower compensation charges for the Company resulting from a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease within interest and net investment income).

Amortization expense was $40.5 million for the third quarter of 2008 compared to $56.4 million and $0.6 million for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively. The decrease is a result of amortization being included in the period from July 25, 2007 to September 30, 2007 related to finite lived intangible assets recorded in connection with the Merger which had lives of one year or less and were fully amortized as of July 24, 2008.

The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual test dates in certain circumstances. The majority of the Company’s goodwill and indefinite- lived intangible assets (mainly trade names) relate to the Merger. The Company does not believe a triggering event requiring the Company to conduct an interim impairment test had occurred as of September 30, 2008 and will perform the annual test during the fourth quarter. However, due to the uncertainty in the credit markets and the recent declines in global equity markets, the Company believes it is reasonably possible that its fourth quarter analysis will result in a non-cash impairment charge, but cannot reasonably estimate the amount of such charge until it completes its annual evaluation later in the fourth quarter. As of September 30, 2008, the balances of the Company’s goodwill and indefinite-lived intangible assets were $3.1 billion and $3.1 billion, respectively.

Non-operating expense totaled $83.8 million for the third quarter of 2008 compared to $74.5 million and $1.1 million for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively. This change includes a $2.1 million increase in interest expense for the third quarter of 2008 primarily resulting from the increased debt levels related to the Merger and a $6.1 million decrease in interest and net investment income for the third quarter of 2008. Interest and net investment income was comprised of the following for the three months ended September 30, 2008, the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007:

	Successor		Predecessor
	Three	July 25, 2007	July 1, 2007
	months ended	to	to
(In millions)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Realized gains (1)	$1,178	$606	$1,980
Impairments (2)	(867)	(290)	—
Deferred compensation trust (3)	(1,220)	120	49
Other	1,153	3,454	411
Interest and net investment income	$244	$3,890	$2,440

(1)            Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

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

The effective tax rate on income (loss) from continuing operations was an expense of 32.3 percent for the three months ended September 30, 2008 compared to a benefit of 38.2 percent and a benefit of 10.0 percent for the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, respectively. The change in the effective tax rate between the three months ended September 30, 2008 and the combined period for the three months ended September 30, 2007 is primarily due to state tax expense offsetting the annual projected federal benefit in 2008 compared to state tax expense increasing the effective annual tax rate in 2007.

Restructuring and Merger Related Charges

The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions known as Fast Forward. Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company’s work processes around its operational and strategic objectives. It is expected that Fast Forward will be effected in phases. The first phase involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield’s call center located in Santa Rosa, California. The second phase is expected to include the organization of certain corporate support functions into Centers of Excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings. The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is underway.

We are currently in the late stages of negotiations with a third party vendor to outsource certain information technology activities. The remaining negotiations include refining the scope of work, developing service level agreements and negotiating the terms and conditions of the contract. If the negotiations conclude successfully, we would anticipate transitioning certain information technology activities to the third party vendor during the first half of 2009. In connection with such transition we would expect to incur cash charges related to, among other things, employee retention and severance costs and transition fees paid to the third party vendor, and such cash charges would be material.

In connection with Fast Forward, the Company incurred costs in the three months ended September 30, 2008 of approximately $2.0 million. Such costs include consulting fees of approximately $0.6 million and severance, lease termination and other costs of approximately $1.4 million. For the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007 the Company incurred $3.4 million and $0.2 million of restructuring charges related to Fast Forward, respectively.

The Company expects that it will incur substantial additional costs in order to implement the second phase of Fast Forward, but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays. The Company is on schedule with respect to realizing its previously forecasted savings from Fast Forward. The Company believes that it will ultimately realize annualized pretax savings of at least $60 million by the end of 2009. Most of these savings will benefit the selling, general and administrative line in the statement of operations.

The results for the Successor Period ended September 30, 2007 and the Predecessor Period ended July 24, 2007 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and, in accordance with GAAP, these costs were expensed throughout the transition period. In the Successor Period from July 25, 2007 to September

30, 2007, the Company recognized charges of approximately $4.7 million, which consisted of $3.7 million of employee retention and severance and $1.0 million of recruiting and related costs. In the Predecessor Period from July 1, 2007 to July 24, 2007, the Company recognized charges of approximately $1.5 million, which consisted of $1.0 million of employee retention and severance and $0.5 million of recruiting and related costs. During the three months ended September 30, 2008, the Company reversed net expenses of $0.2 million relating to this relocation.

During the three months ended September 30, 2008, the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, the Company incurred Merger related charges totaling $0.4 million, $0.5 million and $36.1 million, respectively. These Merger related charges include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of September 30,
	2008	2007
TruGreen LawnCare—
Growth in Full Program Accounts (1)	1%	1%
Customer Retention Rate (1)	68.2%	67.5%
Terminix—
Growth in Pest Control Customers	0%	6%
Pest Control Customer Retention Rate	78.8%	78.8%
Growth in Termite Customers	1%	1%
Termite Customer Retention Rate	87.5%	87.6%
American Home Shield—
Growth in Warranty Contracts	0%	6%
Customer Retention Rate	61.5%	61.1%

(1) During the third quarter of 2008, TruGreen LawnCare changed its definition of Full Program Accounts to include sales in the second half of the year with the completion of the initial full program to occur in the first half of the following year. Prior to the third quarter of 2008 such sales were reflected as full program accounts and included in customer retention in the first quarter of the year following the sale. Growth in Full Program Accounts and Customer Retention Rate for 2007 have been adjusted to conform to the 2008 definition.

Segment Reviews for the Third Quarter 2008 Compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating (loss) income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity. “Adjusted EBITDA” means net income before net income (loss) from discontinued operations; provision (benefit) for income taxes; minority interest and other expense, net; interest expense and interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income. The Company views its total interest and investment income as an integral part of its business model and earnings stream. “Comparable Operating Performance” is calculated by adding back to Adjusted EBITDA non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

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

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Successor		Predecessor
	Three	July 25, 2007	July 1, 2007
	months ended	to	to
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Operating Revenue:
TruGreen LawnCare	$364,442	$273,485	$88,927
TruGreen LandCare	78,365	76,325	26,914
Terminix	273,172	201,087	72,200
American Home Shield	177,328	99,389	50,134
Other Operations and Headquarters	54,766	40,339	13,983
Total Operating Revenue	$948,073	$690,625	$252,158
Comparable Operating Performance:
TruGreen LawnCare	$83,838	$66,357	$15,331
TruGreen LandCare	2,133	(1,600)	180
Terminix	45,402	32,027	3,229
American Home Shield	34,567	26,217	10,689
Other Operations and Headquarters	680	(2,393)	(38,327)
Total Comparable Operating Performance	$166,620	$120,608	$(8,898)

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges (1)	$2,225	$8,669	$37,698
Management fee(2)	$500	$375	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$(1,659)	$(3,207)	$(2,138)
Comparable Operating Performance of all other discontinued operations	(824)	(111)	(76)
Comparable Operating Performance of discontinued operations	$(835)	$(3,318)	$(2,214)

(1)           Comparable Operating Performance includes (i) severance and employee retention costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (ii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iii) charges related to Fast Forward and (iv) Merger related charges. Substantially all of the restructuring charges and Merger related charges are included in the Comparable Operating Performance of the Other Operations and Headquarters segment.

(2)           Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services for a minimum annual fee of $2 million.

The following table presents reconciliations of operating (loss) income to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

					Other
					Operations
	TruGreen	TruGreen		American	and
(In thousands)	LawnCare	LandCare	Terminix	Home Shield	Headquarters	Total

Successor three months ended September 30, 2008

Operating income (loss) (1)	$64,060	$(323)	$30,696	$22,897	$(6,659)	$110,671
Depreciation and amortization expense	19,779	2,619	14,720	11,097	5,499	53,714
EBITDA before adding back interest and net investment income	83,839	2,296	45,416	33,994	(1,160)	164,385
Interest and net investment income (loss) (2)	—	—	—	311	(67)	244
Adjusted EBITDA	83,839	2,296	45,416	34,305	(1,227)	164,629
Non-cash option and restricted stock expense	—	—	—	—	1,736	1,736
Non-cash (credits) charges attributable to purchase accounting (3)	(1)	(163)	(14)	262	171	255
Comparable Operating Performance	$83,838	$2,133	$45,402	$34,567	$680	$166,620

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges (4)	$(1)	$180	$—	$45	$2,001	$2,225
Management fee (5)	$—	$—	$—	$—	$500	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(1,659)	$(1,659)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	824	824
Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(835)	$(835)

Successor period July 25, 2007 to September 30, 2007

Operating income (loss) (1)	$48,027	$(4,434)	$21,661	$(4,327)	$(10,373)	$50,554
Depreciation and amortization expense	37,683	2,864	11,305	9,363	4,406	65,621
EBITDA before adding back interest and net investment income	85,710	(1,570)	32,966	5,036	(5,967)	116,175
Interest and net investment income (2)	—	—	—	316	3,574	3,890
Adjusted EBITDA	85,710	(1,570)	32,966	5,352	(2,393)	120,065
Non-cash option and restricted stock expense	—	—	—	—	—	—
Non-cash (credits) charges attributable to purchase accounting (3)	(19,353)	(30)	(939)	20,865	—	543
Comparable Operating Performance	$66,357	$(1,600)	$32,027	$26,217	$(2,393)	$120,608

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges (4)	$—	$2,826	$—	$—	$5,843	$8,669
Management fee (5)	$—	$—	$—	$—	$375	$375

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(3,207)	$(3,207)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(111)	(111)
Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(3,318)	$(3,318)

Predecessor period July 1, 2007 to July 24, 2007

Operating income (loss) (1)	$14,436	$(146)	$2,101	$8,283	$(39,836)	$(15,162)
Depreciation and amortization expense	895	326	1,128	426	692	3,467
EBITDA before adding back interest and net investment income	15,331	180	3,229	8,709	(39,144)	(11,695)
Interest and net investment income (2)	—	—	—	1,980	460	2,440
Adjusted EBITDA	15,331	180	3,229	10,689	(38,684)	(9,255)
Non-cash option and restricted stock expense	—	—	—	—	357	357
Non-cash charges attributable to purchase accounting (3)	—	—	—	—	—	—
Comparable Operating Performance	$15,331	$180	$3,229	$10,689	$(38,327)	$(8,898)

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges (4)	$—	$—	$—	$—	$37,698	$37,698
Management fee (5)	$—	$—	$—	$—	$—	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(2,138)	$(2,138)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(76)	(76)
Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(2,214)	$(2,214)

(1)                                  Presented below is a reconciliation of total segment operating income (loss) to net income (loss).

	Successor		Predecessor
	Three	July 25, 2007	July 1, 2007
	months ended	to	to
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Total segment operating income (loss)	$110,671	$50,554	$(15,162)
Non-operating expense (income):
Interest expense	83,886	78,257	3,500
Interest and net investment income	(244)	(3,890)	(2,440)
Other expense, net	141	102	11
Income (loss) from Continuing Operations before income taxes	$26,888	$(23,915)	$(16,233)
Provision (benefit) for income taxes	8,683	(9,136)	(1,621)
Income (loss) from Continuing Operations	$18,205	$(14,779)	$(14,612)
Loss from discontinued operations, net of income taxes	(1,186)	(2,590)	(1,467)
Net Income (loss)	$17,019	$(17,369)	$(16,079)

(2)                                 Interest and net investment income (loss) is primarily comprised of investment income and realized gains/losses on our American Home Shield (“AHS”) segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with AHS and for other purposes totaled approximately $294 million as of September 30, 2008. As further described in “Operating and Non-Operating Expenses”, AHS interest and net investment income was $0.3 million for the third quarter of 2008, $0.3 million for the Successor period from July 25 to September 30, 2007 and $2.0 million for the Predecessor Period from July 1, 2007 to July 24, 2007. The balance of interest and investment income primarily relates to (i) a portion of the earnings generated by ServiceMaster Acceptance Company Limited Partnership, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units; (ii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income); and (iii) interest income on other cash balances.

(3)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)                                Includes (i) severance and employee retention costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (ii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iii) Merger related charges and (iv) charges related to Fast Forward.

(5)                                The Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services in exchange for a minimum annual management fee of $2 million. This fee is payable quarterly.

TruGreen LawnCare Segment

The TruGreen LawnCare segment (“LawnCare”), which includes lawn, tree and shrub care services, reported a 0.6 percent increase in revenue, a 2.6 percent increase in operating income and a 2.6 percent increase in Comparable Operating Performance for the third quarter of 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007. The modest increase in revenue resulted from an improved price realization and increased customer counts. LawnCare experienced a 34 percent increase in new unit sales and a 70 basis point increase in its rolling twelve-month retention rate from last year resulting in an overall 1.3 percent increase in customer counts from last year’s level. The trends in new sales and retention were positively affected by an increased focus on selling full programs in the third quarter as opposed to focusing on partial program sales and expended services outside of our peak season. LawnCare remains focused on the overall quality of service delivery, including the Lawn Quality Audit (“LQA”) visits initiated during the second half of 2006. LawnCare is seeking to improve customer retention over the next several years as it expands the LQA program, focuses its efforts on reducing route manager turnover and continues to improve overall communication with customers.

The 2.6 percent increase in Comparable Operating Performance for the third quarter of 2008 compared to 2007 also reflects increased fuel and fertilizer costs offset, in part, by reduced overhead spending.

TruGreen LandCare Segment

The TruGreen LandCare segment (“LandCare”), which includes landscape maintenance services, reported a 24.1 percent decrease in revenue, a 92.9 percent decrease in operating loss and a 250.2 percent increase in Comparable Operating Performance for the third quarter of 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007. The decline in revenue included a 22.5 percent decline in base contract maintenance revenue and a 26.2 percent decrease in enhancement revenue. Third quarter 2008 revenue was adversely impacted by branch closures completed during the third quarter of 2007, as well as the impacts of LandCare’s efforts to improve the profitability of its customer base by pruning less profitable accounts, implementing stricter pricing on new sales, and increasing the average size of new proposals. In addition, new sales and enhancement revenue trends were adversely impacted by soft consumer demand in the third quarter of 2008.

Comparable Operating Performance improved $3.6 million for the third quarter of 2008 compared to 2007 and also reflects improved materials and labor management on the base contract maintenance portfolio and reduced overhead spending. These factors were offset, in part, by increased fuel costs and $0.2 million of restructuring charges in the third quarter of 2008.

Terminix Segment

The Terminix segment, which includes termite and pest control services, reported comparable revenue for the third quarter of 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007. Revenue for the third quarter of 2008 and the Successor Period from July 25 to September 30, 2007 has been reduced by $0.1 million (non-cash) and $2.7 million (non-cash), respectively, as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue decreased 1.0 percent for the third quarter of 2008. Terminix reported a 29.2 percent increase in operating income and a 28.8 percent increase in Comparable Operating Performance for the third quarter of 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007. The segment’s overall revenue results, excluding purchase accounting, reflected modest growth in pest control revenues offset by a decline in revenue from termite contract renewals and termite completions. Pest control revenues increased 1.4 percent for the third quarter of 2008, as the impact of acquisitions and price realization more than offset a decrease in new unit sales. A 2.3 percent decrease in termite renewal revenues for the third quarter of 2008 was impacted by a 10 basis point reduction in termite customer retention offset, in part, by improved price realization. Revenue from termite completions declined 4.6 percent for the third quarter of 2008, as reduced termite swarm activity negatively impacted demand for services and due to reduced average pricing on new termite treatments.

The growth in Comparable Operating Performance also reflects lower termite materials costs, effective management of seasonal staffing of production and sales labor, lower vehicle fleet counts, and reduced overhead spending, offset, in part, by increased fuel costs.

American Home Shield Segment

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported an 18.6 percent increase in revenue for the third quarter of 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007. Revenue for the third quarter of 2008 and the Successor Period from July 25 to September 30, 2007 has been reduced by $0.6 million (non-cash) and $28.1 million (non-cash), respectively, as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, AHS reported comparable revenue for the third quarter of 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007. American Home Shield reported a 478.8 percent increase in operating income and a 6.3 percent decrease in Comparable Operating Performance for the third quarter of 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007. The trend in revenue, in part, resulted from lower contract costs in the quarter due to differences between years in the timing of the incidence of warranty claims. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Total new contract sales and renewal units, which are reported as earned revenue over the subsequent twelve-month contract period, declined 1.6 percent in the third quarter of 2008 compared with 2007. Contract unit sales from customer renewals increased 4.5 percent, reflecting a comparable base of renewable customers and a 40 basis point improvement in retention. American Home Shield’s sales in the real estate channel were significantly impacted by the continued softness in the home resale market throughout most of the country with overall unit sales declines of 15.6 percent through this channel.

The decrease in Comparable Operating Performance for the third quarter of 2008 also includes a $2.0 million decrease in interest and net investment income from the American Home Shield investment portfolio (primarily reflecting the unfavorable impact of realized losses on disposals of securities and other than temporary declines in the value of certain investments) as compared to 2007 offset by beneficial impacts of increases in prices and service fees per claim.

Other Operations and Headquarters Segment

This segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company’s headquarters functions. The segment reported a 0.8 percent increase in revenue, an 86.7 percent decrease in operating loss and a 101.7 percent increase in Comparable Operating Performance for the third quarter of 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007. The ServiceMaster Clean and Merry Maids operations reported a combined 1.2 percent increase in revenue for the third quarter of 2008. The growth in revenue resulted from increases in franchise revenues. The ServiceMaster Clean and Merry Maids operations reported a combined increase in operating income of 15.2 percent and an increase in Comparable Operating Performance of 15.4 percent, or $2.3 million, for third quarter of 2008. The increase in the segment’s Comparable Operating Performance for the third quarter of 2008 compared to 2007 of $41.4 million primarily reflects increased Comparable Operating Performance from the ServiceMaster Clean and Merry Maids operations resulting from increased revenue, the decrease in Restructuring and Merger related charges incurred in 2008 and lower functional support costs.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to Adjusted EBITDA and Comparable Operating Performance for the three months ended September 30, 2008, the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007 are as follows:

	Successor		Predecessor
	Three	July 25, 2007	July 1, 2007
	months ended	to	to
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Operating loss	$(835)	$(4,304)	$(2,440)
Interest expense	(3)	(9)	(2)
Pretax loss	(838)	(4,313)	(2,442)
Benefit from income taxes	(239)	(1,723)	(975)
Loss on sale, net of tax	(587)	—	—
Loss from discontinued operations, net of income taxes	$(1,186)	$(2,590)	$(1,467)

Operating loss	$(835)	$(4,304)	$(2,440)
Depreciation and amortization expense	—	986	226
EBITDA before adding back interest and investment income, net	(835)	(3,318)	(2,214)
Interest and net investment income	—	—	—
Adjusted EBITDA	(835)	(3,318)	(2,214)
Non-cash option and restricted stock expense	—	—	—
Non-cash charges attributable to purchase accounting	—	—	—
Comparable Operating Performance of discontinued operations	$(835)	$(3,318)	$(2,214)

During the third quarter of 2008, the Company completed the sale of InStar for $22.9 million, with the payment of $3.0 million of that amount deferred until November 2011. During the second quarter of 2008, the Company recorded a pre-tax impairment charge of $6.3 million as a result of a change in our fair value estimate of InStar’s net assets based on changing market conditions and the ongoing sales process. Upon the sale of InStar the Company recorded a loss on sale, net of tax, of $0.6 million. The purchase price noted above is subject to a final adjustment based on closing date working capital balances at InStar. These closing balances are subject to a review period by the Company and the purchasers of InStar. The loss on sale noted above includes an estimated adjustment for the closing date working capital balances. However, this amount could change pending the completion of the review in the fourth quarter of 2008. Such changes, if any, would not currently be expected to be material to the Company’s consolidated financial statements.

Nine Months Ended September 30, 2008 Compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007

The Company reported revenue of $2,577.6 million for the nine months ended September 30, 2008, a $47.4 million or 1.8 percent decrease compared to the combined Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007. The revenue for the nine months ended September 30, 2008 and the Successor Period from July 25 to September 30, 2007 has been reduced by $34.1 million (non-cash) and $30.8 million (non-cash), respectively, resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the nine months ended September 30, 2008 decreased $44.1 million or 1.7 percent from 2007 levels, driven by the results of our business units as described in our “Segment Reviews for the Nine Months ended September 30, 2008 Compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007”.

Operating income was $214.5 million in the nine months ended September 30, 2008 compared to $50.6 million and $143.9 million in the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. Loss from continuing operations before income taxes was $44.4 million in the nine months ended September 30, 2008 compared to a loss from continuing operations before income taxes of $23.9 million and income from continuing operations before income taxes of $137.4 million in the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. The decrease in (loss) income from continuing operations before income taxes of $157.9 million primarily reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments (1)	$(94.1)
Increased interest expense (2)	(147.0)
Decreased interest and net investment income (3)	(33.4)
Decreased merger related charges (4)	41.1
Decreased restructuring charges (5)	16.0
Improved segment results (6)	59.5
$(157.9)

(1)           The net unfavorable impact of non-cash purchase accounting adjustments in the nine months ended September 30, 2008 of $94.1 million consists primarily of increased amortization of intangible assets of $72.0 million, a $3.3 million reduction in revenue and increased deferred customer acquisition expense of $18.2 million.

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

(6)           Represents an increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, merger related charges and restructuring charges supported by the improved results at Terminix, TruGreen LawnCare, TruGreen LandCare, American Home Shield and Other Operations and Headquarters as described in our “Segment Reviews for the Nine Months ended September 30, 2008 Compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $1,566.7 million for the nine months ended September 30, 2008 compared to $420.5 million and $1,196.3 million for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. Excluding the unfavorable non-cash reduction of revenue of $34.1 million for the nine months ended September 30, 2008 and $30.8 million for the Successor period from July 25 to September 30, 2007 resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue these costs decreased to 60.0 percent for the nine months ended September 30, 2008 from 59.2 percent and 61.8 percent for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. This decrease primarily reflects the impact of improved labor efficiency at Terminix, offset by increases in fuel, fertilizer and other factor costs throughout the enterprise.

The Company reported selling and administrative expenses of $653.4 million for the nine months ended September 30, 2008 compared to $154.5 million and $530.7 million for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. The nine months ended September 30, 2008 and the Successor Period from July 25 to September 30, 2007 includes a $14.1 million (non-cash) and $25.8 million (non-cash) decrease, respectively, in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs decreased as a percentage of revenue to 25.6 percent for the nine months ended September 30, 2008 from 25.0 percent and 27.4 percent for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. The decrease in selling and administrative expenses as a percentage of revenue primarily reflects lower functional support costs, improved sales labor efficiency at TruGreen LawnCare and Terminix, and lower compensation charges for the Company due primarily to a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease within interest and net investment loss (income)).

Amortization expense was $133.1 million for the nine months ended September 30, 2008 compared to $56.4 million and $5.2 million for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007. The increase reflects $126.6 million and $54.6 million of amortization for the nine months ended September 30, 2008 and the Successor period from July 25 to September 30, 2007, respectively related to recording amortizable intangible assets of $844 million in purchase accounting in connection with the Merger.

The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual test dates in certain circumstances. The majority of the Company’s goodwill and indefinite- lived intangible assets (mainly trade names) relate to the Merger. The Company does not believe a triggering event requiring the Company to conduct an interim impairment test had occurred as of September 30, 2008 and will perform the annual test during the fourth quarter. However, due to the uncertainty in the credit markets and the recent declines in global equity markets, the Company believes it is reasonably possible that its fourth quarter analysis will result in a non-cash impairment charge, but cannot reasonably estimate the amount of such charge until it completes its annual evaluation later in the fourth quarter. As of September 30, 2008, the balances of the Company’s goodwill and indefinite-lived intangible assets were $3.1 billion and $3.1 billion, respectively.

Non-operating expense totaled $259.0 million for the nine months ended September 30, 2008 compared to $74.5 million and $6.6 million for the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007. This change includes a $147.0 million increase in interest expense for the nine months ended September 30, 2008 primarily resulting from the increased debt levels related to the Merger, and a $34.2 million decrease in interest and net investment income for the nine months ended September 30, 2008. Interest and net investment income was comprised of the following for the nine months ended September 30, 2008, the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007:

	Successor		Predecessor
	Nine	July 25, 2007	Jan. 1, 2007
	months ended	to	to
(In millions)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Realized gains (1)	$8,379	$606	$25,091
Impairments (2)	(9,030)	(290)	(928)
Deferred compensation trust (3)	(3,907)	120	2,880
Other	2,921	3,454	1,581
Interest and net investment (loss) income	$(1,637)	$3,890	$28,624

(1)           Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

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

The effective tax rate on (loss) income from continuing operations was a benefit of 18.8 percent for the nine months ended September 30, 2008 compared to 38.2 percent and 37.6 percent for the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. The change in the effective tax rate between the nine months ended September 30, 2008 and the combined period for the nine months ended September 30, 2007 is due to state tax expense offsetting the annual projected federal benefit in 2008 compared to state tax expense increasing the effective annual tax rate in 2007. In addition, the projected 2008 benefit is reduced by additional tax reserves and permanent items related to the Merger. The effective tax rate for the combined periods for the nine months ended September 30, 2007 includes reductions in tax expense resulting from the favorable resolution of state tax items related to a prior non-recurring transaction, as well as the incremental deferred tax benefits that became recognizable during the second quarter of 2007 upon the conversion of the minority equity interests in Terminix into eight million shares of ServiceMaster common stock. These factors were offset, in part, by the unfavorable impact of merger related book expenses that are not deductible for federal income tax reporting purposes.

Restructuring and Merger Related Charges

The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions under Fast Forward. Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company’s work processes around its operational and strategic objectives. It is expected that Fast Forward will be effected in phases. The first phase involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield’s call center located in Santa Rosa, California. The second phase is expected to include the organization of certain corporate support functions into Centers of Excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings. The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is underway.

We are currently in the late stages of negotiations with a third party vendor to outsource certain of our information technology activities. The remaining negotiations include refining the scope of work, developing service level agreements and negotiating the terms and conditions of the contract. If the negotiations conclude successfully, we would anticipate transitioning certain information technology activities to the third party vendor during the first half of 2009. In connection with such transition we would expect to incur cash charges related to, among other things, employee retention and severance costs and transition fees paid to the third party vendor, and such cash charges would be material.

In connection with Fast Forward, the Company incurred costs in the nine months ended September 30, 2008 of approximately $8.7 million. Such costs include consulting fees of approximately $4.4 million and severance, lease termination and other costs of approximately $4.3 million. For the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007 the Company incurred $3.4 million and $0.2 million of restructuring charges related to Fast Forward, respectively.

The Company expects that it will incur substantial additional costs in order to implement the second phase of Fast Forward, but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays. The Company is on schedule with respect to realizing its previously forecasted savings from Fast Forward. The Company believes that it will ultimately realize annual pretax savings of at least $60 million by the end of 2009. Most of these savings will benefit the selling, general and administrative line in the statement of operations.

The results for the Successor and Predecessor Periods ended September 30, 2007 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and, in accordance with GAAP, these costs were expensed throughout the transition period. In the Successor Period from July 25, 2007 to September 30, 2007, the

Company recognized charges of approximately $4.7 million, which consisted of $3.7 million of employee retention and severance and $1.0 million of recruiting and related costs. In the Predecessor Period from January 1, 2007 to July 24, 2007, the Company recognized charges of approximately $16.8 million, which consisted of $12.8 million of employee retention and severance and $4.0 million of recruiting and related costs. During the nine months ended September 30, 2008, the Company incurred costs of $0.4 million relating to this relocation, which includes additional severance and other costs.

During the nine months ended September 30, 2008, the Successor Period from July 25, 2007 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, the Company incurred Merger related charges totaling $0.8 million, $0.5 million and $41.4 million, respectively. These Merger related charges include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

Segment Reviews for the Nine Months Ended September 30, 2008 Compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating (loss) income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. As noted in segment reviews for the third quarter 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from July 1, 2007 to July 24, 2007, the Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Successor		Predecessor
	Nine	July 25, 2007	Jan. 1, 2007
	months ended	to	to
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Operating Revenue:
TruGreen LawnCare	$876,180	$273,485	$597,147
TruGreen LandCare	240,894	76,325	242,154
Terminix	846,594	201,087	645,700
American Home Shield	450,316	99,389	331,361
Other Operations and Headquarters	163,625	40,339	118,028
Total Operating Revenue	$2,577,609	$690,625	$1,934,390
Comparable Operating Performance:
TruGreen LawnCare	$152,437	$66,357	$84,208
TruGreen LandCare	6,764	(1,600)	965
Terminix	174,414	32,027	120,057
American Home Shield	76,770	26,217	63,432
Other Operations and Headquarters	2,382	(2,393)	(60,277)
Total Comparable Operating Performance	$412,767	$120,608	$208,385

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges (1)	$9,910	$8,669	$58,350
Management fee(2)	$1,500	$375	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$(2,502)	$(3,207)	$(5,739)
Comparable Operating Performance of all other discontinued operations	2,296	(111)	326
Comparable Operating Performance of discontinued operations	$(206)	$(3,318)	$(5,413)

(1)           Comparable Operating Performance includes (i) severance and employee retention costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (ii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iii) charges related to Fast Forward and (iv) Merger related charges. Substantially all of the restructuring charges and Merger related charges are included in the Comparable Operating Performance of the Other Operations and Headquarters segment.

(2)           Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services for a minimum annual fee of $2 million.

The following table presents reconciliations of operating income (loss) to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

					Other
					Operations
	TruGreen	TruGreen		American	and
(In thousands)	LawnCare	LandCare	Terminix	Home Shield	Headquarters	Total

Successor nine months ended September 30, 2008

Operating income (loss) (1)	$85,914	$(925)	$133,591	$14,606	$(18,638)	$214,548
Depreciation and amortization expense	66,490	8,177	44,611	36,539	16,490	172,307
EBITDA before adding back interest and net investment income	152,404	7,252	178,202	51,145	(2,148)	386,855
Interest and net investment loss (2)	—	—	—	(651)	(986)	(1,637)
Adjusted EBITDA	152,404	7,252	178,202	50,494	(3,134)	385,218
Non-cash option and restricted stock expense	—	—	—	—	5,137	5,137
Non-cash charges (credits) attributable to purchase accounting (3)	33	(488)	(3,788)	26,276	379	22,412
Comparable Operating Performance	$152,437	$6,764	$174,414	$76,770	$2,382	$412,767

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges (4)	$315	$382	$57	$493	$8,663	$9,910
Management fee (5)	$—	$—	$—	$—	$1,500	$1,500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(2,502)	$(2,502)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	2,296	2,296
Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(206)	$(206)

Successor period July 25, 2007 to September 30, 2007

Operating income (loss) (1)	$48,027	$(4,434)	$21,661	$(4,327)	$(10,373)	$50,554
Depreciation and amortization expense	37,683	2,864	11,305	9,363	4,406	65,621
EBITDA before adding back interest and net investment income	85,710	(1,570)	32,966	5,036	(5,967)	116,175
Interest and net investment income (2)	—	—	—	316	3,574	3,890
Adjusted EBITDA	85,710	(1,570)	32,966	5,352	(2,393)	120,065
Non-cash option and restricted stock expense	—	—	—	—	—	—
Non-cash (credits) charges attributable to purchase accounting (3)	(19,353)	(30)	(939)	20,865	—	543
Comparable Operating Performance	$66,357	$(1,600)	$32,027	$26,217	$(2,393)	$120,608

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges (4)	$—	$2,826	$—	$—	$5,843	$8,669
Management fee (5)	$—	$—	$—	$—	$375	$375

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(3,207)	$(3,207)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(111)	(111)
Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(3,318)	$(3,318)

Predecessor period January 1, 2007 to July 24, 2007

Operating income (loss) (1)	$75,656	$(2,206)	$109,461	$35,582	$(74,561)	$143,932
Depreciation and amortization expense	8,552	3,171	10,596	3,687	6,408	32,414
EBITDA before adding back interest and net investment income	84,208	965	120,057	39,269	(68,153)	176,346
Interest and net investment income (2)	—	—	—	24,163	4,461	28,624
Adjusted EBITDA	84,208	965	120,057	63,432	(63,692)	204,970
Non-cash option and restricted stock expense	—	—	—	—	3,415	3,415
Non-cash charges attributable to purchase accounting (3)	—	—	—	—	—	—
Comparable Operating Performance	$84,208	$965	$120,057	$63,432	$(60,277)	$208,385

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges (4)	$—	$—	$—	$—	$58,350	$58,350
Management fee (5)	$—	$—	$—	$—	$—	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(5,739)	$(5,739)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	326	326
Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(5,413)	$(5,413)

(1)                                  Presented below is a reconciliation of total segment operating income to net (loss) income.

	Successor		Predecessor
	Nine	July 25, 2007	Jan. 1, 2007
	months ended	to	to
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Total segment operating income	$214,548	$50,554	$143,932
Non-operating expense (income):
Interest expense	256,897	78,257	31,643
Interest and net investment loss (income)	1,637	(3,890)	(28,624)
Minority interest and other expense, net	418	102	3,532
(Loss) income from Continuing Operations before income taxes	$(44,404)	$(23,915)	$137,381
(Benefit) provision for income taxes	(8,341)	(9,136)	51,692
(Loss) income from Continuing Operations	$(36,063)	$(14,779)	$85,689
Loss from discontinued operations, net of income taxes	(4,670)	(2,590)	(4,588)
Net (loss) income	$(40,733)	$(17,369)	$81,101

(2)                                Interest and net investment income is primarily comprised of investment income and realized gains/losses on our AHS segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with AHS and for other purposes totaled approximately $294 million as of September 30, 2008. As further described in “Operating and Non-Operating Expenses”, AHS interest and net investment (loss) income was ($0.7) million for the nine months ended September 30, 2008, $0.3 million for the Successor Period from July 25 to September 30, 2007 and $24.2 million for the Predecessor Period from January 1, 2007 to July 24, 2007. The balance of interest and net investment income primarily relates to (i) a portion of the earnings generated by ServiceMaster Acceptance Company Limited Partnership, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units; (ii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income); and (iii) interest income on other cash balances.

(3)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)                                Includes (i) severance and employee retention costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (ii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iii) Merger related charges and (iv) charges related to Fast Forward.

(5)                                The Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services in exchange for a minimum annual management fee of $2 million. This fee is payable quarterly.

TruGreen LawnCare Segment

LawnCare reported a 0.6 percent increase in revenue, a 30.5 percent decrease in operating income and a 1.2 percent increase in Comparable Operating Performance for the nine months ended September 30, 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007. The revenue results were favorably impacted by additional seasonal sales of ice-melt materials, improved price realization and increased customer counts. LawnCare experienced a 2.4 percent decline in new unit sales and a 70 basis point increase in its rolling twelve-month retention rate from last year resulting in an overall 1.3 percent increase in customer counts from last year’s level. The trends in new sales and retention were adversely impacted by soft consumer demand in the first-half of 2008. The decrease in new sales was also impacted by poor weather in early 2008.

The 1.2 percent increase in Comparable Operating Performance for the nine months ended September 30, 2008 compared to 2007 also reflects increased fuel and fertilizer costs offset, in part, by reduced overhead spending.

TruGreen LandCare Segment

LandCare reported a 24.4 percent decrease in revenue, an 86.1 percent decrease in operating loss and a 1,165.2 percent increase in Comparable Operating Performance for the nine months ended September 30, 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007. The decline in revenue included a 22.1 percent decline in base contract maintenance revenue, a 23.9 percent decrease in enhancement revenue, and an $8.0 million decrease in snow removal service revenue. The revenue comparison was adversely impacted by branch closures completed during the third quarter of 2007, as well as the impacts of LandCare’s efforts to improve the quality of its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. In addition, new sales and enhancement revenue trends were adversely impacted by soft consumer demand in 2008.

The Comparable Operating Performance improved $7.4 million for the nine months ended September 30, 2008 compared to 2007 primarily due to improved materials and labor management on the base contract maintenance portfolio and reduced overhead spending. These factors were offset, in part, by increased fuel costs.

Terminix Segment

The Terminix segment reported comparable revenue for the nine months ended September 30, 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007. Revenue for the nine months ended September 30, 2008 and the Successor Period from July 25 to September 30, 2007 has been reduced by $3.3 million (non-cash) and $2.7 million (non-cash), respectively, as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, Terminix reported comparable revenue for the nine months ended September 30, 2008. Terminix reported a 1.9 percent increase in operating income and a 14.7 percent increase in Comparable Operating Performance for the nine months ended September 30, 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007. The segment’s overall revenue results, excluding purchase accounting, reflected modest growth in pest control revenues and termite contract renewals, offset by a decrease in revenue from termite completions. Pest control revenues increased 2.3 percent for the nine months ended September 30, 2008, as the impact of acquisitions and price realization more than offset a decrease in new unit sales. A 0.8 percent increase in termite renewal revenues for the nine months ended September 30, 2008 was supported by price realization offset by a 10 basis point reduction in termite customer retention. Revenue from termite completions declined 4.5 percent for the nine months ended September 30, 2008, as reduced termite swarm activity negatively impacted demand for services and due to reduced average pricing on new termite treatments.

The growth in Comparable Operating Performance also reflects lower termite materials costs, effective management of seasonal staffing of production and sales labor, lower vehicle fleet counts and reduced overhead spending, offset, in part, by increased fuel costs.

American Home Shield Segment

The American Home Shield segment reported a 4.5 percent increase in revenue for the nine months ended September 30, 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007. Revenue for the nine months ended September 30, 2008 and the Successor Period from July 25 to September 30, 2007 has been reduced by $30.8 million (non-cash) and $28.1 million (non-cash), respectively, as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue increased 4.8 percent for the nine months ended September 30, 2008. American Home Shield reported a 53.3 percent decrease in operating income and a 14.4 percent decrease in Comparable Operating Performance for the nine months ended September 30, 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007. Total new contract sales and renewal units, which are reported as earned revenue over the subsequent twelve-month contract period, decreased 1.3 percent. Contract unit sales from customer renewals increased 5.5 percent, reflecting a comparable base of renewable customers and a 40 basis point improvement in retention. American Home Shield’s sales in the real estate channel were significantly impacted by the continued softness in the home resale market throughout most of the country with overall unit sales declines of 17.9 percent through this channel.

The decrease in Comparable Operating Performance for the nine months ended September 30, 2008 also includes a $25.1 million decrease in interest and net investment income from the American Home Shield investment portfolio (primarily reflecting the unfavorable impact of realized losses on disposals of securities and other than temporary declines in the value of certain investments) as compared to 2007 and increased provisions for certain legal matters partially offset by the beneficial impacts of increases in prices and service fees per claim.

Other Operations and Headquarters Segment

The Other Operations and Headquarters segment reported a 3.3 percent increase in revenue, a 78.1 percent decrease in operating loss and a 103.8 percent increase in Comparable Operating Performance for the nine months ended September 30, 2008 compared to the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1,

2007 to July 24, 2007. The ServiceMaster Clean and Merry Maids operations reported a combined 3.8 percent increase in revenue for the nine months ended September 30, 2008. The growth in revenue resulted from strong increases in disaster restoration services and franchise revenues, offset in part by decreases in product sales. The ServiceMaster Clean and Merry Maids operations reported a combined increase in operating income of 0.6 percent and an increase in Comparable Operating Performance of 14.8 percent, or $6.6 million, for nine months ended September 30, 2008. The increase in the segment’s Comparable Operating Performance for the nine months ended September 30, 2008 compared to 2007 of $65.1 million primarily reflects the decrease in Restructuring and Merger related charges incurred in 2008, increased Comparable Operating Performance from the ServiceMaster Clean and Merry Maids operations resulting from increased revenue and lower functional support costs.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating (loss) income to Adjusted EBITDA and Comparable Operating Performance for the nine months ended September 30, 2008, the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007 are as follows:

	Successor		Predecessor
	Nine	July 25, 2007	Jan. 1, 2007
	months ended	to	to
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	July 24, 2007
Operating loss	$(206)	$(4,304)	$(7,617)
Interest expense	(73)	(9)	(38)
Impairment charge	(6,317)	—	—
Pretax loss	$(6,596)	(4,313)	(7,655)
(Benefit) from income taxes	(2,513)	(1,723)	(3,067)
Loss on sale, net of tax	(587)	—	—
Loss from discontinued operations, net of income taxes	$(4,670)	$(2,590)	$(4,588)

Operating loss	$(206)	$(4,304)	$(7,617)
Depreciation and amortization expense	—	986	2,204
EBITDA before adding back interest and investment income, net	(206)	(3,318)	(5,413)
Interest and net investment income	—	—	—
Adjusted EBITDA	(206)	(3,318)	(5,413)
Non-cash option and restricted stock expense	—	—	—
Non-cash charges attributable to purchase accounting	—	—	—
Comparable Operating Performance of discontinued operations	$(206)	$(3,318)	$(5,413)

During the third quarter of 2008, the Company completed the sale of InStar for $22.9 million, with the payment of $3.0 million of that amount deferred until November 2011. During the second quarter of 2008, the Company recorded a pre-tax impairment charge of $6.3 million as a result of a change in our fair value estimate of InStar’s net assets based on changing market conditions and the ongoing sales process. Upon the sale of InStar the Company recorded a loss on sale, net of tax, of $0.6 million. The purchase price noted above is subject to a final adjustment based on closing date working  capital balances at InStar. These closing balances are subject to a review period by the Company and the purchasers of InStar. The loss on sale noted above includes an estimated adjustment for the closing date working capital balances. However, this amount could change pending the completion of the review in the fourth quarter of 2008.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations was $51.7 million in the nine months ended September 30, 2008 compared to $33.6 million and $195.5 million in the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007.

The principal components (in millions) of the net decrease for the nine months ended September 30, 2008 were:

Decrease in net income before merger related charges, restructuring charges and non-cash charges	$(115.4)
Increase in restructuring payments	(2.9)
Increase in working capital requirements	(59.1)
$(177.4)

The decrease in net income before merger related charges, restructuring charges and non-cash charges for the nine months ended September 30, 2008 was driven by increased interest payments offset by Comparable Operating Performance growth at Terminix, TruGreen LandCare, TruGreen LawnCare and Other Operations and Headquarters. The increase in working capital requirements for the nine months ended September 30, 2008 was driven primarily by reduced accruals for bonuses and change in control severance payments related to the Merger and decreased customer prepayments offset by a shift in the timing of advertising payments as compared to the 2007 period.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $26.3 million in the nine months ended September 30, 2008. Amounts paid in connection with the Merger decreased $4,868.6 million. Amounts paid in connection with the Merger in 2008 were primarily related to payments under change in control agreements.

Capital expenditures increased to $75.2 million for the nine months ended September 30, 2008 from $7.8 million and $26.6 million in the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively, and included recurring capital needs and information technology projects. In addition, the Company paid approximately $49.9 million to acquire assets in connection with exiting certain of its fleet leases. The Company has no additional material capital commitments at this time. The Company anticipates that capital expenditures for the remainder of 2008 will total approximately $10 million to $20 million, reflecting the continuation of investments in information systems and productivity enhancing operating systems.

Acquisitions for the nine months ended September 30, 2008 totaled $27.5 million, compared with $4.0 million and $25.5 million in the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, respectively. Consideration paid for tuck-in acquisitions consisted of cash payments and seller financed debt. The Company expects to continue its tuck-in acquisition program at both Terminix and LawnCare.

The change in notes receivable, financial investments and securities for the nine  months ended  September 30, 2008 includes an increase in the net sale of marketable securities at American Home Shield due in part to lowering the amount of excess reserves over minimum statutory reserve requirements in certain states in accordance with our investment policy, reduced statutory reserve requirements, and the sale of certain marketable securities and the subsequent investment in repurchase agreements in an effort to limit our exposure to changing market conditions.

Cash Flows from Financing Activities from Continuing Operations

During the nine months ended September 30, 2008 the Company made borrowings of $347 million and repayments of $182 million under our Revolving Credit Facility. In September 2008, the Company borrowed $165 million under the Revolving Credit Facility and sold $10 million of interests under its receivables sales arrangement to increase the Company’s cash position to preserve its financial flexibility in light of the current uncertainty in the credit markets. ServiceMaster invested $150 million of the borrowings in short-term U.S. Government securities. During the nine months ended September 30, 2008, the Company paid debt issuance costs of $26.6 million related to the conversion of the amounts outstanding under the Interim Loan Facility into the Permanent Notes. The Company also made scheduled principal payments of long-term debt of $45 million in the nine months ended September 30, 2008. Borrowings and payments of debt during the Successor Period from July 25 to September 30, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007 were primarily related to the funding of seasonal working capital needs through the Company’s revolving bank credit facility and the proceeds from debt incurred in connection with the merger, net of issuance costs, of $3,699.2 million. The Company also received cash equity contributions in connection with the Merger of $1,431.1 million.

Cash dividends paid to shareholders totaled $70.1 million for the Predecessor Period from January 1, 2007 to July 24, 2007. No dividends were paid to the Company’s shareholder in the nine months ended September 30, 2008 and the Successor Period from July 25 to September 30, 2007. During the Predecessor Period from January 1, 2007 to July 24, 2007, the Company received proceeds of $36.1 million under an employee share purchase plan. The employee share purchase plan was terminated subsequent to the Merger.

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

The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at September 30, 2008.

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes on October 22, 2008.

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

Cash and short-and long-term marketable securities totaled approximately $504 million at September 30, 2008, compared with approximately $475 million at December 31, 2007. Approximately $294 million of the cash and short- and long-term marketable securities balance as of September 30, 2008 is associated with regulatory requirements at American Home Shield and for other purposes. For example, the payment of ordinary and extraordinary dividends to ServiceMaster by our subsidiaries that are regulated as insurance, home warranty or similar companies is subject to applicable state law limitations. AHS’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. In the ordinary course of business the Company reviews the statutory reserve requirements to which its regulated entities are subject and may adjust its reserves accordingly. These reviews may result in identifying excess reserves over minimum statutory reserve requirements or a determination that the Company can satisfy certain regulatory reserve requirements through alternate financial vehicles, both of which would enhance our liquidity.

The Company maintains lease facilities with banks totaling $65 million, which provide for the financing of branch properties to be leased by the Company. At September 30, 2008, approximately $65 million was funded under these facilities. Approximately $12 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of September 30, 2008. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At September 30, 2008, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee (approximately $0.1 million) in the Condensed Consolidated Statements of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

The majority of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At September 30, 2008, there was approximately $114 million of residual value relating to the Company’s fleet and equipment leases.

The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At September 30, 2008, the Company has recorded the estimated fair value of this guarantee of approximately $2.1 million in the Condensed Consolidated Statement of Financial Position. The Company’s primary vehicle fleet lessor has elected not to renew its current agreement with the Company, which expires December 21, 2008. This election will not affect vehicle leases in place with this lessor prior to expiration of the agreement. We expect to fulfill our ongoing vehicle fleet needs through alternative financing arrangements, including new leasing agreements with other lessors, or through direct purchases of vehicles. The Company’s expected capital requirement for fleet vehicles in 2009 is expected to range from $30 million to $50 million.

The Company holds certain financial instruments that are measured at fair value on a recurring basis. The fair values of these instruments are measured using both the market and income approaches. For investments in marketable securities, deferred compensation trust assets and derivative contracts, which are carried at their fair values, the Company’s fair value estimates incorporate quoted market prices, other observable inputs (for example, interest rates) and unobservable inputs (for example, forward commodity prices) at the balance sheet date.

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of September 30, 2008, the fair value of the Company’s fuel swap contracts was a liability of $4.4 million and the Company posted approximately $4.0 million in letters of credit as collateral for these contracts. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

The Company’s ongoing liquidity needs are expected to be funded by net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and receivables sales arrangement. We expect that cash provided from operations and available capacity under the Revolving Credit Facility and receivables sales arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our foreseeable liquidity requirements, including payment of interest and principal on our debt. As of September 30, 2008, the Company had $335 million of remaining capacity available under the Revolving Credit Facility and $40 million of remaining capacity under the receivables sales arrangement.

The Company may from time to time repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s balance sheet. These actions may include open market repurchases, negotiated repurchases and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt.

In light of the uncertainty in the credit and financial markets, in September 2008, we borrowed $165 million under our existing $500 million Revolving Credit Facility to increase our cash position to preserve our financial flexibility. Although we are not currently experiencing any limitation of access to the Revolving Credit Facility and are not aware of any issues currently impacting the ability of the lenders under them to honor their commitments to extend credit, there is no assurance that the U.S. and global credit crisis will not adversely affect our ability to borrow on the Revolving Credit Facility or otherwise in the future.

The Company has an arrangement to provide for the ongoing revolving sale of a designated pool of accounts receivable of TruGreen LawnCare and Terminix to a wholly-owned, bankruptcy-remote subsidiary, ServiceMaster Funding Company LLC. ServiceMaster Funding Company LLC has entered into an arrangement pursuant to which it may transfer, on a revolving basis, an undivided percentage ownership interest in a pool of accounts receivable to unrelated third party purchasers. ServiceMaster Funding Company LLC retains an undivided percentage interest in the pool of accounts receivable and bad debt losses for the entire pool are allocated first to this retained interest. During the third quarter of 2008 an interest in the pool of accounts receivable was transferred to a third party in exchange for $10 million to increase our cash position to preserve our financial flexibility in light of the uncertainty in the credit and financial markets. During the Successor Period from July 25, 2007 to September 30, 2007, the Predecessor Period from July 1, 2007 to July 24, 2007 and the Predecessor Period from January 1, 2007 to July 24, 2007, there were no transfers of interests in the pool of accounts receivables to third parties under this arrangement. The arrangement is a 364-day facility that is renewable at the option of ServiceMaster Funding Company LLC, with a final termination date of July 17, 2012. The Company may transfer up to $50 million of interests in its pool of receivables to these purchasers and therefore has immediate access to cash proceeds from these transfers. The amount of the eligible receivables varies during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. There are two potential third party purchasers under the arrangement. However, only one purchaser is required to purchase interests in the pool of receivables under the arrangement. If this purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company may be reduced or eliminated. The purchaser did not exercise its right to terminate its participation in the arrangement in the third quarter of 2008.

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

The Company’s 2007 Annual Report on Form 10-K included disclosure of the Company’s contractual obligations and commitments as of December 31, 2007. The Company continues to make the contractually required payments and therefore, the 2008 obligations and commitments as listed in the December 31, 2007 Annual Report on Form 10-K have been reduced by the required payments. Other than the $165 million drawn under the Revolving Credit Facility discussed in Liquidity, there were no material changes outside of ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the nine months ended September 30, 2008.

Financial Position—Continuing Operations

Marketable securities decreased from year end levels reflecting the sale of certain marketable securities and subsequent investment in repurchase agreements, which are classified as cash and cash equivalents in our condensed consolidated statements of financial position, in an effort to limit our exposure to changing market conditions.

Receivables increased from year-end levels as a result of increased seasonal activity.

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

Property and equipment increased from year-end levels due to the payment of $49.9 million to acquire assets in connection with exiting certain of its fleet leases. The Company has no additional material capital commitments at this time.

Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments recorded in the first quarter (pre-season) at TruGreen LawnCare, growth in prepaid contracts written at American Home Shield, and growth in Termite Inspection and Protection Plan customers at Terminix.

Accrued payroll and related expenses include provisions for payments due under change in control and severance agreements and provisions for litigation reserves. Accrued payroll and related expenses have decreased from year end levels, reflecting the payment during the first nine months of incentive compensation related to 2007 performance and the payment during the first nine months of payments due under change in control and severance agreements.

Other long-term obligations, primarily self-insured claims, decreased from year-end levels due primarily to reductions in our obligations under the employee deferred compensation plan and a decrease in the fair value liability of our interest rate swap contracts.

Total shareholder’s equity was $1,259 million at September 30, 2008 as compared to $1,304 million at December 31, 2007.

Financial Position—Discontinued Operations

The assets and liabilities related to discontinued operations have been classified in a separate caption on the Consolidated Statements of Financial Position. Assets and liabilities from discontinued operations have decreased reflecting the sale of the InStar business.

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall”, “should,” “would,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, debt repurchases, prospects, growth strategies, the industries in which we operate, customer retention, employee retention, communications improvements, the continuation of tuck-in acquisitions, our plans and ability to make cash interest payments on our debt, restructurings and reorganizations, including Fast Forward, and cost savings from such restructurings and reorganizations, and any expected charges or savings.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including the risks and uncertainties discussed in Item 1A—Risk Factors in Part II of this report, could cause actual results and outcomes to differ materially from those in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

• the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness;

• our ability to generate the significant amount of cash needed to service our debt obligations;

• our ability to secure sources of financing or other funding to allow for the leasing of our fleet of commercial vehicles;

• increases in interest rates;

• weather conditions and seasonality factors that affect the demand for our services;

• changes in the source and intensity of competition in our markets;

• higher commodity prices and lack of availability, including fuel and fertilizer;

• increases in operating costs, such as higher insurance premiums, self-insurance costs and health care costs;

• employee retention, labor shortages or increases in compensation and benefits;

• the risk that the benefits from the Merger or Fast Forward, including any business process outsourcing, may not be fully realized or may take longer to realize than expected;

• changes or continued softness in general economic, financial and credit conditions in the United States and elsewhere (including disruptions in the credit and financial markets), especially as they may affect home resales, consumer or business liquidity, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, mortgage foreclosures or subprime credit dislocations;

• changes in the type or mix of our service offerings or products;

• existing and future governmental regulation and the enforcement thereof, including regulation relating to restricting or banning of telemarketing, direct mail or other marketing activities, the Termite Inspection Protection Plan, pesticides and/or fertilizers;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading or speculative purposes. The market risk associated with debt obligations and other significant instruments as of September 30, 2008 has not materially changed from December 31, 2007 (see Item 7A of our 2007 Annual Report) except as noted below.

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

In August 2008, the Company entered into two 3-year interest rate swap agreements effective September 2, 2008. The total notional amount of the swap agreements was $200 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.83% on the $200 million notional amount of the swap agreements. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200 million of the term loans is fixed at a rate of approximately 6.58%, including the borrowing margin described in Note 14 to the consolidated financial statements in the 2007 Annual Report.

In September 2008, the Company entered into a 4-year interest rate swap agreement effective October 1, 2008. The notional amount of the swap agreement was $200 million. Under the terms of the agreement, the Company will pay a weighted average fixed rate of interest of 3.53% on the $200 million notional amount of the swap agreement. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200 million of the term loans is fixed at a rate of approximately 6.28%, including the borrowing margin described in Note 14 to the consolidated financial statements in the 2007 Annual Report.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the interest rate swap agreements referred to above are classified as cash flow hedges and, as such, the hedging instruments will be recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes by the holders thereof on October 22, 2008.

The following table summarizes information about the Company’s debt as of September 30, 2008 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates.

	Expected Year of Maturity							Fair
As of September 30, 2008	2008	2009	2010	2011	2012	Thereafter	Total	Value
	($ in millions)
Debt:
Fixed rate	$5	19	13	8	4	2,941	2,990	1,977
Average interest rate	5.7%	6.1%	6.3%	6.5%	7.3%	8.4%	8.4%
Variable rate	$182	27	39	27	27	1,072	1,374	1,056
Average interest rate	6.7%	6.7%	6.8%	6.7%	6.7%	6.7%	6.7%

Interest Rate Swaps:
Receive variable/pay fixed			$530	$450	$450
Average pay rate			5.1%	3.5%	3.5%
Average receive rate			3.9%	4.1%	4.1%

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

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2008, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $82.3 million, maturing through 2010. The estimated fair value of these contracts at September 30, 2008 was a liability of $4.4 million, substantially all of which relates to contracts maturing in 2009. These fuel swap contracts provide a fixed price for approximately 66% of the Company’s estimated fuel usage for the fourth quarter of 2008 and approximately 62% of the Company’s estimated fuel usage for 2009.

ITEM 4T. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s Chief Executive Officer, J. Patrick Spainhour, and ServiceMaster’s Senior Vice President and Chief Financial Officer, Steven J. Martin, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. ServiceMaster’s disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Memphis, Tennessee. Messrs. Spainhour and Martin have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

All of the complaints name ServiceMaster, its Chief Executive Officer and its Board of Directors as defendants. The Kaiman, Golombuski and Smith complaints additionally name CD&R as a defendant and the Smith complaint also names the investors in CDRSVM Topco, Inc., CDRSVM Topco, Inc. and CDRSVM Acquisition Co. All of the complaints allege breach of fiduciary duties and seek injunctive relief. The Kaiman complaint also contains a specific count seeking indemnification of costs. The Golombuski and Smith complaints also allege that CD&R aided and abetted the individual defendants’ breach of fiduciary duties, while the Kaiman complaint generally alleges that “defendants” breached their fiduciary duties or aided and abetted a breach of fiduciary duty. The Smith complaint also alleges that there are material omissions in the preliminary proxy statement relating to the proposed acquisition that the Company filed with the SEC on April 16, 2007. All five of the complaints challenged and indicated an intent to enjoin the proposed acquisition of ServiceMaster.

After the plaintiff in the Smith case filed a motion for expedited discovery and for the scheduling of a preliminary injunction hearing, the parties to the Smith case reached an agreement in principle to settle that case on a class wide basis and entered into a Memorandum of Understanding reflecting that agreement. The Memorandum of Understanding provides, among other things, for ServiceMaster to include certain additional disclosures in the final Proxy Statement with respect to the proposed merger (subsequently made) and for a reduction of the Company termination fee from $100 million to $90.8 million (subsequently made). The Memorandum of Understanding stated that if the settlement contemplated by the Memorandum of Understanding is approved, plaintiff and his counsel intend to petition the court for an award of fees and expenses. It further stated that the parties reached no agreement with regard to an appropriate award of fees to plaintiffs’ counsel, and defendants reserved all rights to oppose any fee application. Confirmatory discovery has been completed and, on July 21, 2008, the Stipulation of Settlement was filed with the Court. On September 29, 2008, the Court approved the settlement and awarded plaintiffs $500,000 in plaintiffs’ attorneys’ fees. The  judgment is now final and non-appealable, and the Company has satisfied the payment of the plaintiffs’ attorneys’ fees in November 2008.

Notwithstanding the settlement agreement reached in the Smith case, the plaintiffs in the other four pending actions nonetheless attempted to pursue those actions. The Kaiman, Golombuski and Sokol complaints were consolidated, and the Tennessee court handling those cases entered an order denying the plaintiffs’ motion for expedited discovery and granting a stay of these actions pending the resolution of the Smith case in Delaware. In light of the resolution of the Smith case, we expect that these cases will now be dismissed.

Notwithstanding the settlement, the Company believes the various remaining litigation to be without merit and, if the settlement is not fully consummated for any reason, intends to defend them vigorously.

ITEM 1A. RISK FACTORS

Our business, operations and financial condition are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Risks Related to Our Business and Our Industry

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

Increases in raw material prices, fuel prices and other operating costs adversely affect our results of operations.

Our financial performance is affected by the level of our operating expenses, such as fuel, raw materials, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely and have generally increased, including sharp increases in 2007 and 2008. These fuel price increases raise our costs of operating vehicles and equipment. Fuel price increases can also result in increases in the cost of fertilizer, chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in fuel costs and other operating costs. In the first six months of 2008, increases in fuel, fertilizer and other costs throughout the Company negatively impacted our cost of services rendered and products sold. To the extent such cost increases continue, we may not be able to fully pass these increased costs through to our existing and prospective customers, and the rates we pay to our subcontractors may increase, any of which could have a material adverse impact on our operating results. With respect to fuel, our fleet, which consumes roughly 30 million gallons annually, has been negatively impacted by significant increases in fuel prices. Each year, we typically hedge approximately two-thirds of our estimated annual fuel usage. As of September 30, 2008, a 10% change in fuel prices would result in a change of approximately $12 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts. A shortage in supply of fuel would also adversely affect our business.

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

We may not be able to fully implement our business strategies or realize, in whole or in part within the time frames anticipated, the anticipated benefits of our various initiatives, such as our Terminix Termite Inspection and Protection Plan and TruGreen Targeted Lawn Care program and our agreement with Realogy Corporation, or our expected cost savings and efficiency improvements, including those related to Fast Forward. Our various business strategies and initiatives, including our productivity and customer retention initiatives, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to incur certain costs to achieve our expected cost savings and efficiency improvements. These costs may turn out to be substantially higher than we currently estimate, and we may not fully achieve our expected cost savings and efficiency improvements. Our ability to successfully realize cost savings and the timing of any realization may be affected by factors such as the need to ensure continuity in our operations, contracts, regulations and/or statutes governing employee-employer relationships, our ability to renegotiate contracts or find alternative suppliers and other factors. Our business strategy may also change from time to time. As a result, we may not be able to achieve our expected results of operations.

Changes in general economic conditions, especially as they may affect home re-sales or consumer confidence or spending levels, may adversely affect the demand for our services.

Changes in general economic conditions and consumer confidence affect the demand for our services. Unfavorable general economic conditions such as those experienced recently, including rising fuel prices, changes in interest rates, continued or further softening of the home resale market, increases in home foreclosures, disruption of the credit markets and increases in unemployment rates, could reduce consumer confidence and related spending levels and, in turn, reduce the demand for our services. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would negatively impact our operating revenues, profitability and cash flow.

Public perceptions that our products and services are not environmentally friendly or safe may adversely affect the demand for our services.

In providing our services, we use, among other things, fertilizers, herbicides and pesticides. Public perception that our products and services are not environmentally friendly or safe or harmful to humans, whether justified or not, could lead to reduced demand for our services, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse effect on our business, financial condition and results of operations.

Changes in the types or mix of our service offerings could affect our financial performance.

Our financial performance is affected by changes in the types or mix of services we offer our customers. For example, when Terminix transitioned from offering primarily bait termite services to providing both liquid and bait termite services, this transition required the purchase of additional equipment and additional training for our associates. The bait and termite service lines also have different price points (for both the initial treatment and for renewals), different ongoing service obligations, and different revenue recognition policies. These changes in mix can also affect the timing of our revenues. An unsuccessful rollout or adjustment of our service offerings could have a material adverse effect on our financial performance.

Government laws and regulations applicable to our businesses could increase our legal and regulatory expenses and affect our financial performance.

Our businesses are subject to significant federal, state and local laws and regulations. These federal and state laws include laws relating to consumer protection, wage and hour requirements, the employment of immigrants, permit and licensing requirements, workers’ safety, the environment, insurance and home warranty, employee benefits, telemarketing, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and local regulations, including water management techniques. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses. The laws and regulations applicable to our businesses will likely change in the future and affect our operations and financial performance. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation and suffer the loss of licenses or penalties that may affect how our business is operated, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

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

Our strategy to increase profitability by reducing our costs of operations includes the consideration of business process outsourcing initiatives. As a result, our future operations may increasingly rely on third-party vendors to provide services that we currently perform internally. Any disruption, termination, or substandard performance of these outsourced services, including possible breaches by third party vendors of their agreements with us, could adversely affect our brands, customer relationships, operating results and financial condition. Also, if a third-party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable. In addition, in the event a third-party outsourcing relationship is terminated and we are unable to replace it, there is a risk that we may no longer have the capabilities to perform these services internally.

Laws and regulations regarding the use of pesticides and fertilizers and claims of personal injury and property damage, as well as other environmental laws and regulations, could result in significant costs that adversely affect our operating results.

Local, state, federal and international laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, all products containing pesticides must be registered with the U.S. Environmental Protection Agency (“EPA”) (and similar state agencies) before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the other withdrawal from the market place of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

In addition, the use of certain pesticides, herbicides and fertilizer products is regulated by various local, state, federal and international environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products be used only on certain types of locations, may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may restrict or ban the use of certain products. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot assure you that the products we apply or the manner in which we apply them, particularly pesticide products, will not be alleged to cause injury to the environment or to people under any circumstances. The costs of compliance, remediation or products liability lawsuits could materially affect our future operating results.

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

Local, state, federal and foreign agencies that regulate environmental matters may change environmental laws, regulations or standards. Changes in any of these or other laws, regulations or standards could materially affect our future operating results.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, Terminix, TruGreen, TruGreen LawnCare, TruGreen LandCare, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec, Furniture Medic and ServiceMaster. We have not sought to register every one of our marks either in the United States or in every country in which they are used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse effect on our business, financial condition or results of operations.

Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain services under our recognized brand names, which could have a material adverse effect on our business, financial condition or results of operations.

Disruptions or security failures in our information technology systems could create liability for us and/or limit our ability to effectively monitor, operate and control our operations and adversely affect our operating results.

Our information technology systems facilitate our ability to monitor, operate and control our operations. While we have disaster recovery plans in place, any disruption in these plans or the failure of our information technology systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting, among other things, our capacity to monitor, operate and control our operations effectively. In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities relating to violations of privacy laws or otherwise, which may lead to lower revenues, increased costs and other material adverse effects on our results of operations.

We are subject to various restrictive covenants that could adversely impact our operations.

From time to time, we enter into noncompetition agreements that restrict us from entering into lines of business (e.g., heating, ventilation and air conditioning repair and installation, electrical repair and installation, plumbing) or operating in certain areas into which we may desire to expand our business. We also are subject to non-solicitation and no hire covenants that may restrict our ability to solicit potential customers or employees. To the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our operations may be adversely impacted.

Future acquisitions and our reorganization efforts could affect our financial performance.

We plan to continue to pursue opportunities to expand through selective acquisitions. Our ability to make acquisitions at reasonable prices and to integrate acquired businesses are important factors in our future growth. We cannot assure that we will be able to manage or integrate acquired businesses successfully and/or retain customers of the acquired businesses. Any inability on our part to consolidate and manage growth from acquired businesses could have an adverse effect on our financial performance, and there can be no assurance that any acquisition that we make in the future will provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business and/or reorganizing our management and merit processes may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities; failure to follow internal processes; write-offs or impairment charges relating to goodwill and other intangible assets; and unanticipated or unknown liabilities relating to acquired businesses.

We are indirectly owned and controlled by the Equity Sponsors, and their interests as equity holders may conflict with holders of our debt.

We are indirectly owned and controlled by the Equity Sponsors (as defined below), who will have the ability to control our policies and operations. The directors appointed by affiliates of the Equity Sponsors are able to make decisions affecting our capital structure, including decisions to issue or repurchase capital stock, pay dividends and incur additional debt. The interests of the Equity Sponsors may not in all cases be aligned with the interests of the holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Equity Sponsors might conflict with the interests of holders of our debt. In addition, our Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to holders of our debt. Furthermore, the Equity Sponsors may in the future own businesses that directly or indirectly compete with us. One or more of the Equity Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to or increase the cost of financing, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under our Credit Facilities to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities, cause our commercial customers to incur liquidity issues that could lead to some of our services being cancelled and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on our financial condition or results of operations.

In the second half of 2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration and delinquencies in a significant portion of originated mortgages, particularly subprime and non-prime mortgages; foreclosure activity began to rise; the residential housing market began to experience a slowing pace of transactions, declining housing prices and increased cost and reduced availability of mortgages; delinquencies in non-mortgage consumer credit increased; consumer confidence began to decline and credit markets became disrupted and illiquid. These conditions continued and worsened throughout 2007 and in 2008, expanding into a crisis of confidence in the broader U.S. and global credit and financial markets and resulting in greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Securities and debt ratings have been downgraded and a number of institutions have defaulted on their debt, filed for bankruptcy or have been taken over. Concerns about various financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to deteriorate further, notwithstanding various actions by the U.S. and foreign governments. In addition, the unemployment rate has been increasing and economic growth has been slowing. Concerns about adverse developments in the credit and financial markets, declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings continue to challenge the U.S. and global financial and credit markets and overall economies.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our debt in the future, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under our Credit Facilities to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities, and/or cause our commercial customers to incur liquidity issues that could lead to some of our services being cancelled or reduced.

In light of the current uncertainty in the credit and financial markets, in September 2008, we borrowed $165 million under our existing $500 million Revolving Credit Facility to increase our cash position to preserve our financial flexibility. In addition, during the third quarter of 2008, $10 million of interests were sold under our receivables sales arrangement. Although we are not currently experiencing any limitation of access to the Credit Facilities and are not aware of any issues currently impacting the ability of the lenders under them to honor their commitments to extend credit, there is no assurance that the U.S. and global credit crisis will not adversely affect our ability to borrow on the Credit Facilities in the future. Liquidity or capital problems at one or more of the lenders on the Revolving Credit Facility could reduce or eliminate the amount available for us to draw under such facility. Our access to additional capital may not be available on terms acceptable to us or at all.

There can be no assurance that these disruptions and turmoil will not get worse over time and thus impact us more than they have to date. These economic uncertainties make it very difficult for us to accurately forecast and plan future business activities. If the current uncertain economic conditions continue or deteriorate, there could be a material adverse impact on our financial position, revenues, results of operations and cash flows.

Risks Related to Our Capital Structure and Our Debt

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of September 30, 2008, we had $4,271.2 million of consolidated indebtedness and $335 million of available borrowings under our Revolving Credit Facility. In addition, under the Permanent Notes, we will have the option to elect to pay interest in the form of PIK Interest. In the event we make a PIK Interest election in each period, our debt will increase by the amount of such PIK Interest.

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

• we are exposed to the risk of increased interest rates because a portion of our borrowings, including under the Term Loan Facilities and the Revolving Credit Facility (each as herein defined and, collectively, the “Credit Facilities”), and certain floating rate operating leases are at variable rates of interest;

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

We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of the indentures governing our debt securities do not prohibit us or our subsidiaries from doing so. The Credit Facilities provide us with commitments for additional borrowings of up to $335 million under the Revolving Credit Facility, as of September 30, 2008, and permit additional borrowings beyond those commitments under certain circumstances. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

The Credit Facilities contain covenants that, among other things, restrict our ability to:

• incur additional debt (including guarantees of other debt);

• pay dividends or make other restricted payments, including investments;

• prepay or amend the terms of our other debt;

• enter into certain types of transactions with affiliates;

• sell certain assets, or, in the case of any borrower under the Credit Facilities, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

• create liens;

• in the case of the Term Loan Facility, enter into agreements restricting dividends or other distributions by subsidiaries to ServiceMaster; and

• in the case of the Revolving Credit Facility, make acquisitions, enter into agreements restricting our ability to incur liens securing the Revolving Credit Facility and change our business or ServiceMaster’s fiscal year.

The indenture governing the Permanent Notes also contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

• incur more debt;

• pay dividends, redeem stock or make other distributions;

• make investments;

• create liens;

• transfer or sell assets;

• merge or consolidate; and

• enter into certain transactions with our affiliates.

The restrictions in the indenture governing the Permanent Notes, the Credit Facilities and the instruments governing our other debt may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be able to refinance our debt, at maturity or otherwise, on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the Credit Facilities, the indenture governing the Permanent Notes and the instruments governing our other debt may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under the Credit Facilities and the Permanent Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our debt and our ability to refinance all or a portion of our debt or obtain additional financing depends on many factors beyond our control.

As a holding company, we have no independent operations or material assets other than our ownership of equity interests in our subsidiaries, and we will depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including satisfying our obligations under our debt. Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on the ability of our subsidiaries to make distributions and dividends to us, which, in turn, will depend on their operating results, cash requirements and financial condition, general business conditions, and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control, and as described under ‘‘Risks Relating to Our Business and Our Industry’’ above. The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home warranty, service contract or similar companies is subject to applicable state law limitations. If we cannot  receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

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

The Revolving Credit Facility will mature in 2013 and the Term Loan Facilities will mature in 2014. The Permanent Notes will mature on July 24, 2015. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing, particularly because of our high levels of debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be, whether the proceeds that we realize will be adequate to meet debt service obligations when due or whether we would receive fair value for such assets.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of September 30, 2008, each one percentage point change in interest rates would result in an approximately $12 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swaps into which we have entered. Assuming all revolving loans were fully drawn, each one  percentage point change in interest rates would result in a $5 million change in annual interest expense on our Revolving Credit Facility. We are also exposed to increases in interest rates in respect of our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in a $1 million change in annual interest expense in respect of this arrangement. We are also exposed to increases in interest rates in respect of our floating rate leases, and a one percentage point change in interest rates would result in an approximately $2 million change in annual rent expense in respect of such leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate leases.

Item 5. Other Information.

Deloitte & Touche LLP (“Deloitte”) has served as the independent registered public accounting firm with respect to ServiceMaster’s financial statements since May 2002.  In September 2008, Deloitte advised ServiceMaster and the audit committee for ServiceMaster Global Holdings, Inc., the indirect parent of ServiceMaster, that Deloitte had learned that a former partner, who had been the advisory partner on Deloitte’s client service team for ServiceMaster from May 2002 until July 2006, had engaged in trades involving ServiceMaster securities during his period of service on the engagement.  ServiceMaster itself does not have an audit committee since it terminated its registration and suspended its reporting obligations under the Securities Exchange Act of 1934 on August 6, 2007.  Instead, the audit committee of ServiceMaster Global Holdings, Inc., includes all of the members of ServiceMaster’s board of directors and acts as the audit committee for ServiceMaster (the “Audit Committee”).

Deloitte concluded that these personal securities transactions violated the SEC’s auditor independence rules, as well as Deloitte’s own policies on auditor independence.  Deloitte conducted an internal review and concluded that the former advisory partner’s actions did not impair Deloitte’s impartiality, objectivity or independence, or that of the engagement team that has conducted ServiceMaster’s audits.  Deloitte’s audit engagement team consisted of a lead client service partner, who had responsibility for all substantive issues with respect to the planning, scope and conduct of the audit, an additional audit partner, a concurring review partner, a senior manager, additional professional staff, as well as the former advisory partner, who functioned primarily in a client relationship and assessment role and did not have a substantive or technical role in the audit.  The former advisory partner attended meetings of ServiceMaster’s former audit committee, but his primary role was to function in a client relationship role, including conducting Deloitte’s annual client service assessments.  He did not participate in the review of any substantive audit matters with the former audit committee at these meetings.  In addition, while the former advisory partner attended a few annual meetings of stockholders, neither management nor Deloitte recalled him participating at those meetings.  Deloitte provided a draft letter on October 15, 2008 to the Audit Committee concluding that the actions of its former advisory partner did not impair Deloitte’s past or continuing independence.

The Audit Committee also conducted its own review with the assistance of external counsel engaged specifically for this purpose. The Audit Committee, its external counsel and ServiceMaster held frequent meetings with Deloitte. The Audit Committee held meetings concerning the progress of its review on October 16 and 21, 2008.  The review included an examination of ServiceMaster’s relationship with the former advisory partner and his role on ServiceMaster’s engagement.  Over the course of the review, the external counsel and ServiceMaster examined a substantial number of documents and communications from ServiceMaster’s and Deloitte’s files, including the former advisory partner’s annual goals and assessments, his communications with the audit engagement team and with ServiceMaster’s management and members of the former audit committee, his independence certifications, and emails and other documents relating to ServiceMaster’s audit engagement.  The review concluded that the former advisory partner had functioned in a client relationship role and had not been involved in the audit or influenced any substantive portion of any audit or review of ServiceMaster’s financial statements.

The Audit Committee and external counsel also met with ServiceMaster’s financial management team as well as with senior management of Deloitte, including the current and former lead client service partners.  The Audit Committee’s review confirmed Deloitte’s findings that the former advisory partner met with ServiceMaster’s former audit committee as well as senior ServiceMaster management for the purpose of enhancing Deloitte’s client service to ServiceMaster rather than participating in the audit or review of ServiceMaster’s financial statements.

Therefore, the Audit Committee concurred in Deloitte’s conclusion, reconfirmed in a report to the Audit Committee issued October 21, 2008, that Deloitte’s impartiality and objectivity related to its audits of ServiceMaster’s financial statements had not been compromised and thus, notwithstanding the violation of the SEC’s independence rules, Deloitte's independence was not impaired.  In reaching this conclusion, the Audit Committee took into consideration several factors, including the following:

•	the former advisory partner is no longer a partner or otherwise affiliated with Deloitte;

•	the former advisory partner did not disclose his investments to Deloitte, in contravention of Deloitte’s independence policies;

•

the former advisory partner’s role on the audit engagement was limited and did not involve participation in the scoping or execution of Deloitte’s audit of ServiceMaster’s annual financial statements, Deloitte’s review of quarterly financial statements or technical consultations with Deloitte’s national office regarding ServiceMaster matters;

•

Deloitte’s conclusion that the former advisory partner performed his role as advisory partner in a manner that could not have influenced the audit engagement partners or any other members of the audit engagement team responsible for the audit in a manner that would impact the engagement team's objectivity or impartiality;

•

the review conducted by the external counsel and ServiceMaster indicated that the nature and extent of interaction between the former advisory partner and members of management and employees of ServiceMaster and the members of the former audit committee was limited to matters related to the relationship between Deloitte and ServiceMaster and did not include substantive involvement with any significant accounting or financial reporting positions or the audit scope and related findings;

•	a report, dated October 21, 2008, issued by Deloitte to the Audit Committee reaffirming Deloitte’s independence per the requirements of the Independence Standards Board’s Standard No. 1; and

•

Deloitte’s representation that it has in place a quality control system that meets the requirements of the SEC and the Public Company Accounting Oversight Board, and provides reasonable assurance that the accounting firm and its employees do not lack independence.

The Audit Committee and Deloitte separately reported their conclusions to the SEC Staff.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
4.1

Indenture, dated July 24, 2008, among The ServiceMaster Company, the Subsidiary Guarantors from time to time parties thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated July 24, 2008)

4.2

Exchange and Registration Rights Agreement, dated July 24, 2008, among The ServiceMaster Company, the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated July 24, 2008)

4.3

First Supplemental Indenture, dated August 13, 2008, among TruGreen LandCare, The ServiceMaster Company, each existing Subsidiary Guarantor under the Indenture and Wilmington Trust FSB (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1 filed on October 22, 2008)

10.1

Term Loan Assumption Agreement, dated as of August 13, 2008, made by TruGreen LandCare in favor of CitiBank, N.A. (incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1 filed on October 22, 2008)

10.2

Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A., (incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1 filed on October 22, 2008)

10.3

Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A., (incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1 filed on October 22, 2008)

10.4

Revolving Credit Assumption Agreement, dated as of August 13, 2008, made by TruGreen LandCare in favor of CitiBank, N.A., (incorporated by reference to Exhibit 10.35 to the registrant’s Registration Statement on Form S-1 filed on October 22, 2008)

10.5

Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A., (incorporated by reference to Exhibit 10.36 to the registrant’s Registration Statement on Form S-1 filed on October 22, 2008)

10.6

Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A., (incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-1 filed on October 22, 2008)

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

Date: November 14, 2008
THE SERVICEMASTER COMPANY
(Registrant)

	By:	/s/ Steven J. Martin
Steven J. Martin
Senior Vice President and Chief Financial Officer