Form 10-K
period 2008-12-31
SERVICEMASTER CO
filed 2009-03-31
CIK 1052045

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The registrant is a privately held corporation and its equity shares are not publicly traded. At March 14, 2009, 1,000 shares of the registrant's common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

THE SERVICEMASTER COMPANY
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

        The ServiceMaster Company ("ServiceMaster" or the "Company") is a national company serving both residential and commercial customers. Its services include lawn care, landscape maintenance, termite and pest control, home warranty, cleaning and disaster restoration, house cleaning, furniture repair, and home inspection. As of December 31, 2008, ServiceMaster provided these services through a network of approximately 5,290 company-owned locations and franchise licenses operating under the following leading brands: TruGreen, TruGreen LandCare, Terminix, American Home Shield, Merry Maids, ServiceMaster Clean, Furniture Medic and AmeriSpec. Approximately 98% of ServiceMaster's revenues are generated by sales in the United States. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

        ServiceMaster is organized into five principal reportable segments: TruGreen LawnCare; TruGreen LandCare; Terminix; American Home Shield; and Other Operations and Headquarters. All ServiceMaster subsidiaries are wholly owned. The financial information for each operating segment for 2008, 2007 and 2006 is contained in Part II, Item 8 of this Annual Report on Form 10-K.

MERGER TRANSACTION

        On March 18, 2007, ServiceMaster entered into an Agreement and Plan of Merger (the "Merger Agreement") with ServiceMaster Global Holdings, Inc. (formerly CDRSVM Topco, Inc.) ("Holdings") and CDRSVM Acquisition Co., Inc., an indirect wholly-owned subsidiary of Holdings ("Acquisition Co."). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Co. would merge with and into ServiceMaster, with ServiceMaster as the surviving corporation (the "Merger").

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

        Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, Inc. ("CD&R"), Citigroup Private Equity L.P., BAS Capital Funding Corporation and J.P. Morgan Ventures Corporation (collectively, the "Equity Sponsors").

SERVICES

        The following table shows the percentage of ServiceMaster's consolidated revenue from continuing operations derived from each of ServiceMaster's reportable segments in the years indicated:

Segment	2008	2007	2006
TruGreen LawnCare	33%	33%	32%
TruGreen LandCare	9%	12%	13%
Terminix	33%	33%	32%
American Home Shield	18%	16%	17%
Other Operations and Headquarters	7%	6%	6%

TruGreen LawnCare Segment

        The TruGreen LawnCare segment provides lawn care services primarily under the TruGreen brand name. Revenues derived from the TruGreen LawnCare segment constituted 33%, 33% and 32% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2008, 2007 and 2006, respectively. The TruGreen LawnCare business is seasonal in nature. Weather conditions such as a drought, or snow in the late spring or fall, can affect the demand for lawn care services and may result in a decrease in revenues or an increase in costs.

        TruGreen LawnCare is a leading provider of lawn, tree and shrub care services in the United States, serving both residential and commercial customers. As of December 31, 2008, TruGreen LawnCare provided these services in 48 states and the District of Columbia through approximately 205 company-owned locations and 50 franchised locations. As of December 31, 2008, TruGreen LawnCare also provided lawn care services through a subsidiary in Canada and had licensing arrangements with licensees who provided these services in Japan and the United Kingdom.

TruGreen LandCare Segment

        The TruGreen LandCare segment provides landscape maintenance services primarily under the TruGreen LandCare brand name. Revenues derived from the TruGreen LandCare segment constituted 9%, 12% and 13% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2008, 2007 and 2006, respectively. The TruGreen LandCare business is seasonal in nature. Weather conditions such as a drought can affect the demand for landscape maintenance services, or declines in the volume of snow fall can affect the level of snow removal services, and may result in a decrease in revenues or an increase in costs.

        TruGreen LandCare is a leading provider of landscape maintenance services in the United States, serving primarily commercial customers. As of December 31, 2008, TruGreen LandCare provided these services in 43 states and the District of Columbia through approximately 70 company-owned locations and had no international operations. TruGreen LandCare also operates a nursery in California.

Terminix Segment

        The Terminix segment provides termite and pest control services primarily under the Terminix brand name. Revenues derived from the Terminix segment constituted 33%, 33% and 32% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2008, 2007 and 2006, respectively. The Terminix business is seasonal in nature. The termite swarm season, which generally occurs in early spring but varies in timing and intensity by region depending on climate and other factors, leads to the highest demand for termite control services and, therefore, the highest level of revenues. Similarly, increased pest activity in the warmer months leads to the highest demand for pest control services and, therefore, the highest level of revenues.

        Terminix is a leading provider of termite and pest control services in the United States, serving both residential and commercial customers. As of December 31, 2008, Terminix provided these services in 46 states and the District of Columbia through approximately 375 company-owned locations and 130 franchised locations. As of December 31, 2008, Terminix also provided termite and pest control services through three subsidiaries in Mexico and had licensing arrangements whereby licensees provided these services in 13 other countries, primarily in Japan, the Caribbean and the Middle East.

American Home Shield Segment

        The American Home Shield segment provides home warranty contracts for systems and appliances primarily under the American Home Shield brand name. Revenues derived from the American Home Shield segment constituted 18%, 16% and 17% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2008, 2007 and 2006, respectively.

        American Home Shield is a leading provider of home warranty contracts for systems and appliances in the United States. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, hot water heaters and other covered appliances that break down due to normal wear and tear and services those contracts through independent repair contractors. As of December 31, 2008, American Home Shield issued and administered home warranty contracts in 49 states and the District of Columbia and had no international operations.

Other Operations and Headquarters Segment

        The Other Operations and Headquarters segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, home cleaning services primarily under the Merry Maids brand name, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. This segment also includes the operations of ServiceMaster Acceptance Company ("SMAC"), which provides financing to franchisees of the Company through commercial loans for franchise fees and royalties, equipment and vehicle purchases, and working capital needs and to consumer customers of the Company through retail installment sales contracts. The Other Operations segment also includes ServiceMaster's headquarters functions. Revenues derived from the Other Operations and Headquarters segment constituted 7%, 6% and 6% of the revenue from continuing operations of the consolidated ServiceMaster enterprise in 2008, 2007 and 2006, respectively.

        ServiceMaster Clean.    ServiceMaster Clean is a leading franchisor in the residential and commercial disaster restoration and cleaning field in the United States. As of December 31, 2008, ServiceMaster Clean provided these services in all 50 states and the District of Columbia through approximately 3,225 franchised locations. As of December 31, 2008, ServiceMaster Clean, through subsidiaries, also provided disaster restoration and cleaning services in Canada, Ireland, the United Kingdom and Spain and had entered into licensing arrangements to provide these services in seven other countries: Honduras, India, Lebanon, Saudi Arabia, Japan, Malaysia and the Philippines.

        Merry Maids.    Merry Maids is a leading provider of home cleaning services in the United States. As of December 31, 2008, these services were provided in 49 states and the District of Columbia through approximately 80 company-owned locations and 450 franchised locations. As of December 31, 2008, Merry Maids, through franchisees, also provided home cleaning services in

Canada, Denmark, Ireland and the United Kingdom and had entered into licensing arrangements to provide these services in five other countries: Hong Kong, Japan, Korea, Malaysia and the Philippines.

        Furniture Medic.    Furniture Medic is a leading provider of on-site furniture repair and restoration services in the United States serving residential customers. As of December 31, 2008, Furniture Medic provided these services in 49 states and the District of Columbia through approximately 350 franchised locations. As of December 31, 2008, Furniture Medic also provided on-site furniture repair and restoration services through franchisees in Canada and the United Kingdom and had entered into licensing arrangements to provide these services in France and Saudi Arabia.

        AmeriSpec.    AmeriSpec is a leading provider of home inspection services in the United States serving residential customers. As of December 31, 2008, AmeriSpec provided these services in 46 states and the District of Columbia through approximately 355 franchised locations. AmeriSpec also provided home inspection services through a franchisee in Canada.

        ServiceMaster Acceptance Company.    SMAC provides financing to franchisees of the Company through commercial loans for franchise fees and royalties, equipment and vehicle purchases, and working capital needs and to consumer customers of Terminix through retail installment sales contracts. Commercial loans are typically for a term of one to seven years and are generally secured by the assets of the franchisee and other collateral. On December 31, 2008, the outstanding balance of commercial loans was approximately $37.5 million with a bad debt reserve for commercial loans of approximately $1.8 million. SMAC wrote off approximately $0.5 million in commercial loans in 2008. Retail installment sales contracts are typically for a term of 12 months and are unsecured. On December 31, 2008, the outstanding balance of retail installment sales contracts was approximately $13.8 million. In the event a customer fails to make payments under a retail installment sales contract for 120 days after the due date, Terminix purchases the installment contract from SMAC.

MARKETING AND DISTRIBUTION

        ServiceMaster markets its services primarily through yellow pages advertisements, direct mail, the internet, television and radio advertising, print advertisements, door-to-door solicitation and telemarketing. Additionally, American Home Shield and Terminix, in certain jurisdictions, market their services through real estate brokerage offices in conjunction with the resale of single-family residences and through financial institutions and insurance agencies.

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

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

        ServiceMaster holds various service marks, trademarks and trade names, such as ServiceMaster, Terminix, TruGreen, TruGreen LandCare, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec and Furniture Medic, that it deems particularly important to the advertising activities conducted by each of its reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2008, ServiceMaster had marks that were registered in the United States and 118 other countries.

FRANCHISES

        Franchises are important to the TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Total franchise fees (initial and recurring) represented 3.8%, 3.7% and 3.6% of consolidated revenue from continuing operations in 2008, 2007 and 2006, respectively. Related franchise operating expenses were 2.0%, 2.2% and 2.3% of consolidated operating expenses in 2008, 2007 and 2006, respectively. Total franchise related profits comprised 32.2%, 31.7% and 15.8% of consolidated operating income in 2008, 2007 and 2006, respectively. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five to ten years. The majority of these franchise agreements are renewed prior to expiration. The majority of international licenses are for ten year terms.

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

        Lawn Care Services.    Competition in the market for lawn care services comes mainly from local, independently owned firms and from homeowners who care for their own lawns. Competition also comes from Scotts, which operates on a broad geographic scale.

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

        Residential & Commercial Disaster Restoration and Cleaning Services.    Competition in the market for disaster restoration and cleaning services comes mainly from local, independently owned firms and a few national professional cleaning companies such as ServPro, Paul Davis, Belfor and BMS Cat.

        Home Cleaning Services.    Competition in the market for home cleaning services comes mainly from local, independent contractors, from homeowners who clean their own homes, and from a few national companies such as The Maids, Molly Maids and The Cleaning Authority.

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

REGULATORY COMPLIANCE

Government Regulations

        ServiceMaster's operating segments are subject to various federal, state and local laws and regulations, compliance with which increases ServiceMaster's operating costs, limits or restricts the services provided by ServiceMaster's operating segments or the methods by which ServiceMaster's operating segments offer, sell and fulfill those services or conduct their respective businesses, or subjects ServiceMaster and its operating segments to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject ServiceMaster to fines or various forms of civil or criminal prosecution, any of which could have an adverse effect on its reputation and financial condition, results of operations and cash flows.

        These federal, state and local laws include laws relating to consumer protection, wage and hour regulations, deceptive trade practices, permit and license requirements, real estate settlement, workers' safety, environmental regulations and employee benefits. The TruGreen LawnCare, TruGreen LandCare and Terminix businesses must also meet the Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to their fleets of vehicles. American Home Shield is regulated in certain states by the state insurance regulatory authority and by the Real Estate Commission in Texas. TruGreen LawnCare, TruGreen LandCare and Terminix are regulated by various state and local laws, ordinances and regulations which are enforced by state Departments of Agriculture, Pest Control Boards, Departments of Environmental Conservation and similar government entities. AmeriSpec is regulated by various state and local home inspection laws and regulations.

Consumer Protection and Telemarketing Matters

        ServiceMaster is subject to federal and state laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation.

        The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern ServiceMaster's telephone sales practices. In addition, many states have adopted laws and regulations targeted at direct telephone sales activities. The implementation of do-not-call lists requires TruGreen LawnCare, and, to a lesser extent, ServiceMaster's other operating segments, to rely more extensively on other marketing methods and channels.

Franchise Matters

        TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic are subject to various federal, state and international laws and regulations governing franchise sales, marketing and licensing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale and licensing of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster seeks to comply with regulatory requirements and deal with franchisees and licensees in good faith. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that material disputes with one or more franchisees will not arise.

Environmental Matters

        ServiceMaster's businesses are subject to various federal, state and local laws and regulations regarding environmental matters. Terminix, TruGreen LawnCare and TruGreen LandCare are regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977. ServiceMaster cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2008, there were no material capital expenditures for environmental control facilities.

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

EMPLOYEES

        On December 31, 2008, ServiceMaster had approximately 27,000 employees.

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

Risks Related to Our Business and Our Industry

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of U.S. and global economic conditions, could, among other things, impede access to or increase the cost of financing, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under our Credit Facilities (as defined below) to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities, cause our commercial customers to incur liquidity issues that could lead to some of our services being cancelled and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on our financial condition or results of operations.

        In the second half of 2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration and delinquencies in a significant portion of originated mortgages, particularly subprime and non-prime mortgages; foreclosure activity began to rise; the residential housing market began to experience a slowing pace of transactions, declining housing prices and increased cost and reduced availability of mortgages; delinquencies in non-mortgage consumer credit increased; consumer confidence began to decline and credit markets became disrupted and illiquid. These conditions continued and worsened throughout 2007 and 2008 and into 2009, expanding into a crisis of confidence in the broader U.S. and global credit and financial markets and resulting in greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Securities and debt ratings have been downgraded and a number of institutions have defaulted on their debt, filed for bankruptcy or have been taken over. Concerns about various financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to deteriorate further, notwithstanding various actions by the U.S. and foreign governments. In addition, the unemployment rate has been increasing and the economy has been contracting. Concerns about adverse developments in the credit and financial markets, declining consumer sentiment, increased unemployment, economic contraction and uncertainty about corporate earnings continue to challenge the U.S. and global financial and credit markets and overall economies.

        These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our debt in the future, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under our $2,650 million senior secured term loan facility (the "Term Loan Facility") and $150 million pre-funded letter of credit facility (together with the Term Loan Facility, the "Term Facilities") or our $500 million senior secured revolving credit facility (the "Revolving Credit Facility") (the Term Facilities and Revolving Credit Facility are collectively referred to herein as the "Credit Facilities") to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced.

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

        There can be no assurance that these disruptions and turmoil will not get worse over time and thus impact us more than they have to date. These economic uncertainties make it very difficult for us to accurately forecast and plan future business activities. The continuance of the current uncertain economic conditions or further deterioration of such conditions could have a material adverse impact on our financial position, revenues, results of operations and cash flows.

Continued weakening in general economic conditions, especially as they may affect home re-sales, unemployment or consumer confidence or spending levels, may adversely affect the demand for our services.

        Changes in general economic conditions and consumer confidence affect the demand for our services. The U.S. and global economy is currently undergoing a general economic downturn. A continuation or worsening of this downturn, including continued or further softening of the home sale or resale market, consumer confidence and spending levels, increases in home foreclosures, further deterioration or disruption in the credit markets and increases in unemployment rates, could reduce the demand for our services. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would negatively impact our operating revenues, profitability and cash flows.

The failure of any banking institution in which we deposit our funds or any insurance company that provides insurance to us may have an adverse effect on our financial condition or result of operations.

        The deterioration in global economic conditions and the weakening of the financial markets have reduced the financial strength of some financial institutions and insurance companies. We maintain cash balances in excess of federally-insured limits at various depository institutions. If one or more of the depository institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and could materially impact our liquidity and potentially cause material financial losses. Similarly, if one or more insurance companies were to fail, we may encounter issues with our insurance coverage and payment of claims. We also may not be able to replace our insurance coverage with another insurer on terms as favorable as our current insurance arrangements. Thus, the failure of a banking institution or insurance company with which we do business may have a material adverse effect on our business, financial condition and results of operations.

Weather conditions and seasonality affect the demand for our services and our results of operations.

        The demand for our services and our results of operations are affected by weather conditions and by the seasonal nature of our lawn care and landscape maintenance services, termite and pest control services, home inspection services and disaster restoration services. For example, in our markets that do not have a year-round growing season, the demand for our lawn care and landscape maintenance services decreases during the winter months. Droughts and late spring or fall snow storms can adversely impact the demand for lawn care and landscape maintenance services and cooler temperatures can impede the development of the termite swarm and lead to lower demand for our termite services.

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

        Our financial performance is affected by the level of our operating expenses, such as fuel, fertilizer, chemicals, raw materials, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely. Sharp increases were experienced in 2007 and 2008, which raised our costs of operating vehicles and equipment. Fuel price increases can also result in increases in the cost of fertilizer, chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, fertilizer, chemicals, raw materials, wages, employee benefits, healthcare, vehicles, insurance and other operating costs. To the extent such cost increases continue, we may not be able to fully pass these increased costs through to our existing and prospective customers, and the rates we pay to our subcontractors may increase, any of which could have a material adverse impact on our operating results.

Our future success depends on our ability to attract and retain trained workers and third party contractors.

        Our future success and financial performance depends substantially on our ability to attract, retain and train workers and attract and retain third party contractors. Our ability to conduct our operations is in part impacted by our ability to increase our labor force including on a seasonal basis, which may be adversely impacted by a number of factors, including a failure of the U.S. Congress to reauthorize the returning worker exception to the H2B Visa Program, which may negatively impact the number of foreign nationals available to engage in seasonal employment. In the event of a labor shortage, we could experience difficulty in delivering our services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

We may not successfully implement our business strategies or realize all of our expected cost savings.

        We may not be able to fully implement our business strategies or realize, in whole or in part within the time frames anticipated, the anticipated benefits of our various initiatives, such as our Terminix Termite Inspection and Protection Plan and TruGreen Targeted Lawn Care program, or our expected cost savings and efficiency improvements, including those related to our current reorganization and restructuring program ("Fast Forward"). Our various business strategies and initiatives, including our productivity and customer retention initiatives, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to incur certain costs to achieve our expected cost savings and efficiency improvements. These costs may turn out to be substantially higher than we currently estimate, and we may not fully achieve our expected cost savings and efficiency improvements. Our ability to successfully realize cost savings and the timing of any realization may be affected by factors such as the need to ensure continuity in our operations, contracts, regulations and/or statutes governing employee-employer relationships, our ability to renegotiate contracts or find alternative suppliers and other factors. Our business strategy may also change from time to time. As a result, we may not be able to achieve our expected results of operations.

Public perceptions that our products and services are not environmentally friendly or safe may adversely affect the demand for our services.

        In providing our services, we use, among other things, fertilizers, herbicides and pesticides. Public perception that our products and services are not environmentally friendly or safe or are harmful to humans, whether justified or not, could lead to reduced demand for our services, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

        Our businesses are subject to significant federal, state and local laws and regulations. These federal, state and local laws and regulations include laws relating to consumer protection, wage and hour requirements, the employment of immigrants, labor relations, permit and licensing requirements, workers' safety, the environment, insurance and home warranty, employee benefits, telemarketing and advertising, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and water management techniques. In particular, we anticipate that the new U.S. Presidential administration and Congress may promulgate additional legislation and regulation, including legislation relating to the Employee Free Choice Act, the environment, or "do-not-mail", "do-not-leave", or other advertising, that may be detrimental to our business or may substantially increase our operating costs. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses but changes to such requirements may affect our operations and financial performance. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation or suffer the loss of licenses or penalties that may affect how our business is operated, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

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

Our business process outsourcing initiatives have increased our reliance on third-party contractors and may expose our business to harm upon the termination or disruption of our third-party contractor relationships.

        Our strategy to increase profitability by reducing our costs of operations includes the implementation of business process outsourcing initiatives. As a result, our future operations will increasingly rely on third-party vendors to provide services that we previously performed internally. Any disruption, termination, or substandard performance of these outsourced services, including possible breaches by third party vendors of their agreements with us, could adversely affect our brands, customer relationships, operating results and financial condition. Also, if a third-party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable. In addition, in the event a third-party outsourcing relationship is terminated and we are unable to replace it, there is a risk that we may no longer have the capabilities to perform these services internally.

Laws and regulations regarding the use of pesticides and fertilizers, as well as other environmental laws and regulations, could result in significant costs that adversely affect our operating results.

        Local, state, federal and international laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides must be registered with the U.S. Environmental Protection Agency ("EPA") (and similar state agencies) before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the other withdrawal from the market place of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA's continuing evaluations.

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

        Our information technology systems facilitate our ability to monitor, operate and control our operations. Any disruption in or failure of our information technology systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting, among other things, our capacity to monitor, operate and control our operations effectively. If our disaster recovery plans do not work as anticipated, or if the third party vendor to which we have outsourced certain information technology services fails to fulfill its obligations to us, our operations may be adversely impacted. In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities relating to violations of privacy laws or otherwise, which may lead to lower revenues, increased costs and other material adverse effects on our results of operations.

We are subject to various restrictive covenants that could adversely impact our operations.

        From time to time, we enter into noncompetition agreements that restrict us from entering into lines of business (e.g., heating, ventilation and air conditioning repair and installation, electrical repair and installation, plumbing) or operating in certain areas into which we may desire to expand our business. We also are subject to various non-solicitation and no hire covenants that may restrict our ability to solicit potential customers or employees. To the extent that such restrictive covenants prevent us from taking advantage of business opportunities, or we fail to comply with them, our operations may be adversely impacted.

Future acquisitions could affect our financial performance.

        We plan to continue to pursue opportunities to expand through selective acquisitions. Our ability to make acquisitions at reasonable prices and to integrate acquired businesses is an important factor in our future growth. We cannot ensure that we will be able to manage or integrate acquired businesses successfully and/or retain customers of the acquired businesses. Any inability on our part to consolidate and manage growth from acquired businesses could have an adverse effect on our financial performance, and there can be no assurance that any acquisition that we make in the future will provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities; failure to follow internal processes; write-offs or impairment charges relating to goodwill and other intangible assets; and unanticipated or unknown liabilities relating to acquired businesses.

Risks Related to Our Capital Structure and Our Debt

We are indirectly owned and controlled by the Equity Sponsors, and their interests as equity holders may conflict with the interests of holders of our debt.

        We are indirectly owned and controlled by the Equity Sponsors, who will have the ability to control our policies and operations. The directors appointed by affiliates of the Equity Sponsors are able to make decisions affecting our capital structure, including decisions to issue or repurchase capital stock, pay dividends and incur or repurchase debt. The interests of the Equity Sponsors may not in all cases be aligned with the interests of the holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Equity Sponsors might conflict with the interests of holders of our debt. In addition, our Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to our business or the holders of our debt. Furthermore, the Equity Sponsors may in the future own businesses that directly or indirectly compete with us. One or more of the Equity Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

        As of December 31, 2008, we had $4,266 million of consolidated indebtedness and $319 million of available borrowings under our Revolving Credit Facility. Our substantial debt could have important consequences to holders of our debt and other stakeholders in the Company. Because of our substantial debt:

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

  •
  we are exposed to the risk of increased interest rates because a portion of our borrowings, including under the Credit Facilities, and certain floating rate operating leases are at variable rates of interest;

  •
  it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;

  •
  we may be more vulnerable to general adverse economic and industry conditions;

  •
  we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;

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

        We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of the indentures governing our debt securities do not prohibit us or our subsidiaries from doing so. The Credit Facilities provide us with commitments for additional borrowings of up to $319 million under the Revolving Credit Facility, as of December 31, 2008, and permit additional borrowings beyond those commitments under certain circumstances. In addition, we have the option to pay interest on portions of our debt by increasing the principal amount of the outstanding loans ("PIK Interest"), which would increase our debt by the amount of any such PIK Interest. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.

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

  •
  create liens;

  •
  in the case of the Term Loan Facility, enter into agreements restricting dividends or other distributions by subsidiaries to ServiceMaster; and

  •
  in the case of the Revolving Credit Facility, make acquisitions, enter into agreements restricting our ability to incur liens securing the Revolving Credit Facility and change our business or ServiceMaster's fiscal year.

        The indenture governing our 10.75%/11.50% senior toggle notes maturing in 2015 (the "Permanent Notes") also contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

  •
  incur more debt;

  •
  repurchase our debt;

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

        As a holding company, we have no independent operations or material assets other than our ownership of equity interests in our subsidiaries, and we will depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including satisfying our obligations under our debt. Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on the ability of our subsidiaries to make distributions and dividends to us, which, in turn, will depend on their operating results, cash requirements and financial condition, general business conditions, and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control, and as described under "Risks Relating to Our Business and Our Industry" above. The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home warranty, service contract or similar companies is subject to applicable state law limitations. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

        If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, elect to pay PIK Interest, or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

        The Revolving Credit Facility will mature on July 24, 2013 and the Term Loan Facilities will mature on July 24, 2014. The Permanent Notes will mature on July 24, 2015. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing, particularly because of our high levels of debt. In such event, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be, whether the proceeds that we realize will be adequate to meet debt service obligations when due or whether we would receive fair value for such assets.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of December 31, 2008, each one percentage point change in interest rates would result in an approximately $11.8 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swaps into which we have entered. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $5.0 million change in annual interest expense on our Revolving Credit Facility. We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in a $0.5 million change in annual interest expense with respect to this arrangement. We are also exposed to increases in interest rates with respect to our floating rate operating leases, and a one percentage point change in interest rates would result in an approximately $2.2 million change in annual rent expense with respect to such operating leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

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

        ServiceMaster's operating companies own and lease a variety of facilities principally in the United States for branch and service center operations and for office, storage, call center and data processing space. The following chart identifies the number of owned and leased facilities for each of its operating segments and ServiceMaster Clean and Merry Maids as of December 31, 2008. ServiceMaster believes that these facilities, when considered with the headquarters, call center facility, offices, training facilities and warehouses described above, are suitable and adequate to support the current needs of its business.

Operating Company	Owned Facilities	Leased Facilities
TruGreen LawnCare	6	295
TruGreen LandCare	2	145
Terminix	16	479
American Home Shield	1	6
ServiceMaster Clean	0	12
Merry Maids	0	83

ITEM 3.    LEGAL PROCEEDINGS

United States Environmental Protection Agency

        On April 11, 2006, Terminix received a letter from the United States Environmental Protection Agency, Region 4, demanding reimbursement under CERCLA with respect to the Vertut Packaging and Blending Superfund Site located in Memphis, Tennessee. Vertut was a former blender and repackager of herbicides, pesticides, and wood treating chemicals. USEPA asserted that Terminix could be liable as a generator of hazardous wastes at the site. There is currently no litigation pending with respect to this location. Terminix is in negotiations with the Environmental Protection Agency to attempt to resolve this matter.

Colorado Department of Agriculture Notice of Disciplinary Proceedings to Terminix

        On or about September 2, 2004, two Terminix branches in Colorado, Colorado Springs and Pueblo, received subpoenas duces tecum from the Colorado Department of Agriculture requesting various information for all Sentricon customers of those branches. Those Terminix branches produced documents to the Colorado Department of Agriculture in response to those subpoenas. In 2007, the Colorado Department of Agriculture conducted announced inspections of several Terminix branches in Colorado. On February 5, 2008, the Colorado Department of Agriculture issued Notices of Disciplinary Proceedings relating to the Colorado Springs, Colorado, and Pueblo, Colorado, Terminix branches, which included approximately 270 alleged violations of various sections of the Colorado Pesticide Applicators' Act, including failure to properly inspect monitoring devices pursuant to the label requirements, failure to install auxiliary stations and follow self-recruitment procedures, and failure to replace monitoring devices and/or bait in those stations. The maximum financial penalty for each individual violation could be $1,000 and additional penalties could include the suspension or revocation of the license for Terminix in the state of Colorado. Terminix served its response to the Colorado Department of Agriculture on March 25, 2008. On or about October 17, 2008, the parties reached a compromised settlement of all matters and a Consent Order was signed by Terminix and executed by the Commissioner of Agriculture on November 14, 2008.

Class Action suits brought against the Company and CD&R

        Following the announcement of the proposed acquisition of ServiceMaster by CD&R, five (5) complaints were filed against ServiceMaster concerning the proposed merger: Kaiman v. Spainhour, et al. (filed in Chancery Court in Memphis, Tennessee) ("Kaiman"); Golombuski v. The ServiceMaster Co.,et al. (filed in Circuit Court in Memphis, Tennessee) ("Golombuski"); Sokol and Bowen v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee) ("Sokol"); Palmer v. The ServiceMaster Co.,et al. (filed in Cook County Circuit Court in Chicago, Illinois) ("Palmer"); and Smith v. The ServiceMaster Co., et al. (filed in Chancery Court for Newcastle County, Delaware) ("Smith").

        All of the complaints name ServiceMaster, its Chief Executive Officer and its Board of Directors (the "Board") as defendants. The Kaiman, Golombuski and Smith complaints additionally name CD&R as a defendant and the Smith complaint also names the investors in CDRSVM Topco, Inc., CDRSVM Topco,  Inc. and CDRSVM Acquisition Co. All of the complaints allege breach of fiduciary duties and seek injunctive relief. The Kaiman complaint also contains a specific count seeking indemnification of costs. The Golombuski and Smith complaints also allege that CD&R aided and abetted the individual defendants' breach of fiduciary duties, while the Kaiman complaint generally alleges that "defendants" breached their fiduciary duties or aided and abetted a breach of fiduciary duty. The Smith complaint also alleges that there are material omissions in the preliminary proxy statement relating to the proposed acquisition that the Company filed with the Securities and Exchange Commission ("SEC") on April 16, 2007. All five of the complaints challenged and indicated an intent to enjoin the proposed acquisition of ServiceMaster.

        After the plaintiff in the Smith case filed a motion for expedited discovery and for the scheduling of a preliminary injunction hearing, the parties to the Smith case reached an agreement in principle to settle that case on a class wide basis and entered into a Memorandum of Understanding reflecting that agreement. The Memorandum of Understanding provides, among other things, for ServiceMaster to include certain additional disclosures in the final Proxy Statement with respect to the proposed merger (subsequently made) and for a reduction of the Company termination fee from $100 million to $90.8 million (subsequently made). The Memorandum of Understanding stated that if the settlement contemplated by the Memorandum of Understanding is approved, plaintiff and his counsel intend to petition the court for an award of fees and expenses. It further stated that the parties reached no agreement with regard to an appropriate award of fees to plaintiffs' counsel, and defendants reserved all rights to oppose any fee application. Confirmatory discovery has been completed and, on July 21, 2008, the Stipulation of Settlement was filed with the Court. On September 29, 2008, the Court approved the settlement, and awarded plaintiffs $500,000 in plaintiffs' attorneys' fees. The judgment is now final and non-appealable, and the Company satisfied the payment of the plaintiffs' attorneys' fees in November 2008.

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

        The Company believes these cases to be without merit and, if they are not dismissed, intends to defend them vigorously.

Squires v. The ServiceMaster Company and Clayton, Dubilier & Rice, Inc.

        On March 11, 2008, a lawsuit was filed by Vernon Squires, the Company's former General Counsel, on behalf of himself and a putative class, against the Company and CD&R, in the Chancery Court of Shelby County, Tennessee. The Complaint alleges that, in connection with the acquisition of the Company by CD&R, the defendants improperly cancelled out-of-the-money stock options that had been previously granted to individuals in connection with certain stock option plans. The Complaint asserts causes of action against the Company for breach of contract and breach of the duty of good faith and fair dealing, conversion, and for a declaratory judgment, and asserts additional claims against CD&R. The Complaint seeks compensatory damages, attorneys' fees and costs, as well as pre-judgment and post-judgment interest against the Company. No specific monetary demand has been asserted. The Company has filed a motion to dismiss the Squires litigation. A hearing on that motion was heard on December 12, 2008 and was denied, and a hearing on the motion for class certification has been set for July 14, 2009.

Wisconsin Department of Agriculture

        On April 22, 2008, TruGreen LawnCare met with the Wisconsin Department of Agriculture to propose a remediation plan regarding soil contamination allegedly caused by spills of fertilizer from its trucks and tanks. Following its preliminary approval of the remediation plan, the State is now requiring a higher remediation standard. TruGreen LawnCare is working with its environmental consultants to develop a final plan to address the Wisconsin Department of Agriculture's requirements.

Other Legal Proceedings

        In the ordinary course of conducting our business activities, we become involved in other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability actions and a small number of environmental proceedings. We do not expect any of these proceedings to have a material effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matters were submitted to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's sole class of issued equity is common stock. As of March 14, 2009, all of the Company's common stock was owned by CDRSVM Holding, Inc.

Quarterly Cash Dividends

        The following table sets forth the cash dividends paid on ServiceMaster's common stock:

	2008	2007
Cash Dividends Per Share:
First Quarter	$—	$0.12
Second Quarter	—	0.12
Third Quarter	—	—
Fourth Quarter	—	—

	$—	$0.24

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

ITEM 6.    SELECTED FINANCIAL DATA

Five-Year Financial Summary

	Successor		Predecessor
				Year Ended December 31,
	Year Ended December 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands, except per share data)				2006	2005	2004
Operating Results:
Operating revenue	$3,311,432	$1,422,358	$1,934,390	$3,332,703	$3,239,478	$3,068,068
Operating income(1)	197,762	33,240	143,932	324,128	340,083	324,308
Percentage of operating revenue	6.0%	2.3%	7.4%	9.7%	10.5%	10.6%
Non-operating expense	357,935	181,734	6,551	43,639	45,385	53,464
(Benefit) provision for income taxes(1),(2)	(38,300)	(52,182)	51,692	95,205	114,137	(45,779)

(Loss) income from continuing operations(1),(2)	(121,873)	(96,312)	85,689	185,284	180,561	316,623
(Loss) income from discontinued operations, net of income taxes(1),(2)	(4,526)	(27,208)	(4,588)	(15,585)	18,364	14,604

Net (loss) income	$(126,399)	$(123,520)	$81,101	$169,699	$198,925	$331,227
Cash dividends per share	$—	$—	$0.24	$0.46	$0.44	$0.43
Financial Position:
Total assets	$7,493,627	$7,591,060		$3,134,441	$3,048,009	$3,161,074
Total liabilities	6,361,268	6,287,526		1,945,583	1,893,369	2,069,539
Total long-term debt outstanding	4,266,092	4,130,811		706,954	677,289	825,959
Minority interest	—	—		100,000	100,000	100,000
Shareholder's equity(1),(2)	1,132,359	1,303,534		1,088,858	1,054,640	991,535

(1)
The 2008 and 2007 results include restructuring charges for severance, as well as costs associated with Fast Forward, and payments for employee retention and severance related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $11.2 million for the year ended December 31, 2008, $26.0 million for the Successor period from July 25, 2007 to December 31, 2007 and $16.9 million for the Predecessor period from January 1, 2007 to July 24, 2007. The results also include merger charges related to the purchase of ServiceMaster by a group of investors led by Clayton, Dubilier & Rice, Inc. The merger related charges totaled $1.2 million for the year ended December 31, 2008, $0.8 million for the Successor period from July 25, 2007 to December 31, 2007, $41.4 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $1.0 million for the year ended December 31, 2006.

The 2006 results include restructuring charges for severance, as well as costs associated with "Project Accelerate", the Company's initiative to improve the effectiveness and efficiency of its functional support areas, and accruals for employee retention and severance to be paid in future periods that are related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $21.6 million pre-tax and $6.9 million after-tax. The after-tax impact of the restructuring charges includes approximately $6 million of non-recurring net operating loss carry forward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in

  Memphis, Tennessee.

  In accordance with Statement of Financial Accounting Standards ("SFAS") 142, the Company's goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test. In the fourth quarter of 2008, the Company recorded a non-cash impairment charge associated with certain of its trade names that are not amortized in the amount of $60.1 million. This charge is included in the results of continuing operations for 2008. In the fourth quarter of 2007, the Company recorded a non-cash impairment charge associated with the goodwill at its InStar business in the amount of $12.9 million. This charge is classified within the financial statement caption "(loss) income from discontinued operations, net of income taxes." In the first quarter of 2006, the Company recorded a $42 million impairment charge for expected losses on the disposition of American Residential Services and American Mechanical Services. This charge is classified within the financial statement caption "(loss) income from discontinued operations net of income taxes".

  In addition to the impairment charges noted above, the Company also recorded impairment charges of $6.3 million and $18.1 million for the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2008 related to the long-lived assets (other than goodwill) at its InStar business in connection with the decision to sell the InStar business. This charge is classified within the financial statement caption "(loss) income from discontinued operations, net of income taxes."

(2)
In the fourth quarter of 2008, the Company recorded a reduction in income tax benefit of $8.3 million resulting from the establishment of a valuation allowance related to certain deferred tax assets for which the realization in future years is not more likely than not. In the fourth quarter of 2006, the Company recorded a reduction in income tax expense of $7 million resulting from the favorable resolution of state tax items related to a prior non-recurring transaction.

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

        Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with the Equity Sponsors.

        Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150 million senior unsecured interim loan facility ("Interim Loan Facility"), (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under the Revolving Credit Facility.

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

        The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into a registration rights agreement (the "Registration Rights Agreement"), pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009.

Results of Operations

        Although ServiceMaster continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The separate presentation is required under generally accepted accounting principles in the United

States ("GAAP") when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of the assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. The Company refers to the operations of ServiceMaster for both the Predecessor and Successor periods. The consolidated statement of financial position as of December 31, 2008 and December 31, 2007 and the consolidated statements of operations, shareholder's equity and cash flows for the year ended December 31, 2008 and the period July 25, 2007 to December 31, 2007 reflect the financial position, operations and cash flows of the Successor. The consolidated statements of operations, shareholder's equity and cash flows for the period January 1, 2007 to July 24, 2007 and the year ended December 31, 2006 reflect the financial position, operations and cash flows of the Predecessor.

        The period to period comparisons of our results of operations have been prepared using the historical periods included in our financial statements. Accordingly, in this "Results of Operations" section, we compare the year ended December 31, 2008 to the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007. In addition, we compare the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 with the year ended December 31, 2006.

Year ended December 31, 2008 compared with the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007

        The Company reported revenue of $3,311.4 million for the year ended December 31, 2008, a $45.3 million or 1.3 percent decrease compared to the combined Successor period from July 25, 2007 to December 31, 2007 and Predecessor period from January 1, 2007 to July 24, 2007. Revenue for the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007 was reduced by $34.1 million (non-cash) and $60.6 million (non-cash), respectively, resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the year ended December 31, 2008 decreased $71.8 million, or 2.1 percent, from 2007 levels, driven by the results of our business units as described in our "Segment Review (Year ended December 31, 2008 compared with the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007)."

        Operating income was $197.8 million for the year ended December 31, 2008 compared to $33.2 million for the Successor period from July 25, 2007 to December 31, 2007 and $143.9 million for the Predecessor period from January 1, 2007 to July 24, 2007. (Loss) income from continuing operations before income taxes was ($160.2) million for the year ended December 31, 2008 compared to ($148.5) million and $137.4 million for the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. The decrease in (loss) income from continuing operations before income taxes of $149.1 million primarily reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments(1)	$(49.0)
Increased interest expense(2)	(137.7)
Decreased interest and net investment income(3)	(35.1)
Decreased merger related charges(4)	41.0
Decreased restructuring charges(5)	31.7
Non-cash trade name impairment(6)	(60.1)
Improved segment results(7)	60.1

$(149.1)

    (1)
    The net unfavorable impact of non-cash purchase accounting adjustments for the year ended December 31, 2008 of $49.0 million consists primarily of increased amortization of intangible assets of $36.0 million and increased customer acquisition expense of $39.5 million partially offset by a $26.5 million increase in revenue.

    (2)
    Represents an increase in interest expense as a result of the new debt structure entered into upon the completion of the Transactions.

    (3)
    As further described in "Operating and Non-Operating Expenses", represents a decrease in interest and net investment income, which includes (1) the unfavorable impact to investment gains and income realized on the American Home Shield investment portfolio due to realized losses on disposals of securities and other than temporary declines in the value of certain investments of $25.6 million and (2) lower investment income of $6.9 million resulting from a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease in compensation expense within loss (income) from continuing operations before income taxes).

    (4)
    Represents a decrease in charges related to the Merger which cannot be capitalized as part of the purchase cost for financial reporting purposes.

    (5)
    Represents a decrease in restructuring charges primarily resulting from completion of the consolidation of the Company's corporate headquarters into its operations support center in Memphis, Tennessee and completion of significant aspects of Fast Forward prior to 2008.

    (6)
    Represents a non-cash impairment of trade names of $60.1 million to reduce the carrying value of trade names as a result of ServiceMaster's annual impairment testing of goodwill and indefinite-lived intangible assets. See "Critical Accounting Policies and Estimates" for further details.

    (7)
    Represents an increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, merger related charges and restructuring charges supported by the improved results at Terminix, TruGreen LandCare, American Home Shield and Other Operations and Headquarters as described in our "Segment Review (Year ended December 31, 2008 compared with the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007)."

        The Company experienced significant increases in its fuel costs in the first nine months of 2008. The Company's fleet, which consumes approximately 28 million gallons of fuel on an annual basis, continued to be negatively impacted by significant increases in oil prices. Historically, the Company has hedged approximately two-thirds of its estimated annual fuel usage but, through February of 2009, has increased the hedged amount to approximately 85% of expected usage for 2009. Fuel costs, after the impacts of the hedges, increased $9.8 million for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. Based upon the hedges the Company has executed to date for 2009, as well as current Department of Energy price forecasts, the Company would expect 2009 fuel costs to be consistent with 2008.

        Health care costs continued to experience strong inflationary pressures for the year ended December 31, 2008. In total, health care and related costs increased $9.2 million for the year ended December 31, 2008 as compared to the combined periods for the year ended December 31, 2007. For 2009, the Company estimates that it will be able to hold its healthcare costs, on a per employee basis, at 2008 levels through the replacement of certain service providers at favorable rates. We do expect to incur incremental aggregate healthcare costs in 2009 as compared to 2008 as a result of certain provisions of the American Recovery and Reinvestment Act of 2009, but such incremental costs are not currently expected to be material.

        Changes in short term interest rates have had a beneficial impact on the Company's business on both operating income (loss) and non-operating expense (income) by virtue of the effect on variable rate-based fleet and occupancy leases which was partially offset by the negative effect on investment income. Short term interest rates have improved the Company's results of operations by approximately $26.5 million pre-tax for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007.

Operating and Non-Operating Expenses

        The Company reported cost of services rendered and products sold of $2,024.2 million for the year ended December 31, 2008 compared to $898.5 million and $1,196.3 million for the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. The year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007 include an $0.8 million (non-cash) and $10.1 million (non-cash) decrease, respectively, in cost of services rendered and products sold from recording deferred costs of services at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs decreased as a percentage of revenue to 60.5 percent for the year ended December 31, 2008 from 61.6 percent for the combined periods for year ended December 31, 2007. This decrease primarily reflects the impact of improved labor efficiency at Terminix offset by increases in fuel, fertilizer, healthcare and other factor costs throughout the enterprise.

        The Company reported selling and administrative expenses of $843.3 million for the year ended December 31, 2008 compared to $331.1 million and $530.7 million for the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. The year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007 include a $14.0 million (non-cash) and $44.2 million (non-cash) decrease, respectively, in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs decreased as a percentage of revenue to 25.6 percent for the year ended December 31, 2008 from 26.5 percent for the combined periods for the year ended December 31, 2007. The decrease in selling and administrative expenses as a percentage of revenue primarily reflects lower functional support costs, improved sales labor efficiency at TruGreen LawnCare and Terminix, and lower compensation charges for the Company due primarily to a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease within interest and net investment loss (income)).

        Amortization expense was $173.6 million for the year ended December 31, 2008 compared to $132.7 million and $5.2 million for the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. The increase reflects $164.5 million and $128.5 million of amortization for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007 related to recording amortizable intangible assets of $844.0 million in purchase accounting in connection with the Merger.

        Non-operating expense totaled $357.9 million for the year ended December 31, 2008 compared to $181.7 million and $6.6 million for the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. This change includes a $137.7 million increase in interest expense for the year ended December 31, 2008, primarily resulting from the increased debt levels related to the Merger, and a $35.1 million decrease in interest and investment income for the year ended December 31, 2008. Interest and net investment income was comprised of the following for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007:

	Successor		Predecessor
(In millions)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
Realized gains(1)	$8,277	$4,187	$25,091
Impairments(2)	(16,478)	(10,936)	(928)
Deferred compensation trust(3)	(6,435)	(2,402)	2,880
Other(4)	4,584	5,588	1,581

Interest and net investment (loss) income	$(10,052)	$(3,563)	$28,624

    (1)
    Represents the realized net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

    (2)
    Represents other than temporary declines in the value of certain investments in the American Home Shield investment portfolio.

    (3)
    Represents investment income (loss) resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is an offsetting adjustment in compensation expense within operating loss (income)).

    (4)
    Represents a portion of the earnings generated by SMAC, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and interest income on other cash balances.

        The effective tax rate on income (loss) from continuing operations was (23.9) percent for the year ended December 31, 2008 compared to (35.1) percent for the Successor period from July 25, 2007 to December 31, 2007 and 37.6 percent for the Predecessor period from January 1, 2007 to July 24, 2007. The effective tax rate for the year ended December 31, 2008 includes a reduction in income tax benefit resulting from the establishment of a valuation allowance related to certain deferred tax assets for which the realization in future years is not more likely than not as well as unfavorable adjustments to liabilities related to federal and state uncertain tax positions recorded in prior years.

Restructuring and Merger Related Charges

        The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions known as Fast Forward. Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company's work processes around its operational and strategic objectives. Fast Forward is being implemented in phases. The first phase involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield's call center located in Santa Rosa, California. The second phase includes the organization of certain corporate support functions into centers of excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings.

        In connection with Fast Forward, the Company incurred costs of approximately $10.5 million and $9.8 million for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007, respectively. Such costs include lease termination and other costs related to closing the Santa Rosa call center of approximately $0.5 million and $3.7 million for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007, respectively; and severance and other costs of approximately $10.0 million and $6.1 million for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007, respectively.

        The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is underway. As part of the second phase of Fast Forward, on December 11, 2008, the Company entered into an agreement with International Business Machines Corporation ("IBM") pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008 and the services are expected to be phased in over a six month period. In connection with the agreement, the Company expects to eliminate approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company expects to incur charges related to, among other things, employee retention and severance costs and transition fees paid to IBM. Almost all charges related to the agreement will be cash charges, and, in accordance with GAAP, these costs will be expensed throughout the transition period. Such charges are expected to amount to $10 to $15 million, pre-tax, and will be recorded as restructuring charges in the consolidated statement of operations principally in the first half of 2009.

        The Company expects that it will incur additional costs in order to implement the second phase of Fast Forward but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays. The Company is on schedule with respect to realizing its previously forecasted savings from Fast Forward. The Company believes that it will ultimately realize annualized pre-tax savings of at least $60 million by the end of 2009. Most of these savings will benefit the selling, general and administrative line in the statement of operations.

        The results for the Successor period ended December 31, 2007 and the Predecessor period ended July 24, 2007 include restructuring charges related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and, in accordance with GAAP, these costs were expensed throughout the transition period. In the Successor period from July 25, 2007 to December 31, 2007, the Company recognized charges of approximately $8.3 million, which consisted of $6.0 million of employee retention and severance and $2.3 million of recruiting and related costs. In the Predecessor period from January 1, 2007 to July 24, 2007, the Company recognized charges of approximately $16.9 million, which consisted of $12.8 million of employee retention and severance and $4.1 million of recruiting and related costs. During the year ended December 31, 2008, the Company recorded additional expense of $0.4 million relating to this relocation, which includes additional severance and other costs.

        The restructuring charges for the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007 also included approximately $0.3 million and $7.9 million, respectively, of charges, primarily severance costs, related to organizational changes made within the TruGreen LandCare operations.

        The Company incurred Merger related expenses totaling $1.2 million for the year ended December 31, 2008 compared to $0.8 million for the Successor period from July 25, 2007 to December 31, 2007 and $41.4 million for the Predecessor period from January 1, 2007 to July 24, 2007. These Merger related charges include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

Impairment of Trade Names

        During the fourth quarter of 2008, the Company recorded a non-cash impairment of $60.1 million to reduce the carrying value of its trade names as a result of its annual impairment testing of goodwill and indefinite-lived intangible assets. See "Critical Accounting Policies and Estimates" for further details.

Key Performance Indicators

        The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators
	2008	2007	2006
TruGreen LawnCare(1)—
Growth in Full Program Accounts	1%	0%	1%
Customer Retention Rate	66.0%	65.5%	63.5%
Terminix—
Growth in Pest Control Customers	3%	2%	9%
Pest Control Customer Retention Rate	78.8%	78.1%	79.5%
Growth in Termite Customers	0%	1%	0%
Termite Customer Retention Rate	86.8%	87.6%	87.5%
American Home Shield—
Growth in Warranty Contracts	(1)%	6%	2%
Customer Retention Rate	61.8%	61.9%	58.2%

  (1)
  During the third quarter of 2008, TruGreen LawnCare changed its definition of Full Program Accounts to include sales in the second half of the year with the completion of the initial full program to occur in the first half of the following year. Prior to the third quarter of 2008 such sales were reflected as full program accounts and included in customer retention in the first quarter of the year following the sale. "Growth in Full Program Accounts" and "Customer Retention Rate" have been adjusted to conform to the 2008 definition for all years presented.

Segment Review (Year ended December 31, 2008 compared with the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007)

        The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

        The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company's performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company's financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company's cash flow or liquidity. "Adjusted EBITDA" means net income before net income (loss) from discontinued operations; provision (benefit) for income taxes; minority interest and other expense, net; interest expense and interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income and non-cash trade name impairment. "Comparable Operating Performance" is calculated by adding back to Adjusted EBITDA non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

        The Company believes Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. The Company uses Comparable Operating Performance as a supplemental measure to assess the Company's performance because it excludes non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger. The Company presents Comparable Operating Performance because it believes that it is useful for investors, analysts and other interested parties in their analysis of the Company's operating results.

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

        Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Successor		Predecessor
(In thousands)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Operating Revenue:
TruGreen LawnCare	$1,094,730	$501,830	$597,147	$1,052,257
TruGreen LandCare	316,306	169,741	242,154	444,338
Terminix	1,093,922	445,760	645,700	1,075,481
American Home Shield	588,039	209,661	331,361	564,817
Other Operations and Headquarters	218,435	95,366	118,028	195,810

Total Operating Revenue	$3,311,432	$1,422,358	$1,934,390	$3,332,703

Comparable Operating Performance:
TruGreen LawnCare	$184,504	$102,296	$84,208	$172,157
TruGreen LandCare	13,300	1,483	965	5,622
Terminix	218,997	74,047	120,057	166,594
American Home Shield	88,467	41,528	63,432	91,360
Other Operations and Headquarters	631	(17,025)	(60,277)	(20,458)

Total Comparable Operating Performance	$505,899	$202,329	$208,385	$415,275

Memo: Items included in Comparable Operating Performance:
Restructuring charges and Merger related expenses(1)	$12,495	$26,815	$58,350	$22,640
Management fee(2)	$2,000	$875	$—	$—

(1)
Comparable Operating Performance includes (i) restructuring charges associated with Project Accelerate, (ii) severance costs and costs related to the consolidation of our corporate headquarters in Memphis, Tennessee, including the closing of our office in Downers Grove, Illinois, (iii) costs to exit leases and severance payments related to organizational changes within the TruGreen LandCare operations, (iv) charges related to Fast Forward and (v) Merger related expenses. Substantially all of the restructuring charges and Merger related expenses are included in the Comparable Operating Performance of the Other Operations and Headquarters segment, with the exception of $5.9 million included in the American Home Shield segment for the Successor period from July 25, 2007 to December 31, 2007 and $7.9 million included in the TruGreen LandCare segment for the Successor period from July 25, 2007 to December 31, 2007.

(2)
Represents a management fee payable to CD&R pursuant to a consulting agreement (the "Consulting Agreement") under which CD&R provides the Company with on-going consulting and management advisory services for a minimum annual fee of $2 million.

        The following table presents reconciliations of operating income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations and Headquarters	Total
Successor Year Ended Dec. 31, 2008
Operating income (loss)(1)	$96,475	$1,385	$146,185	$23,806	$(70,089)	$197,762
Depreciation and amortization expense	87,957	11,165	60,199	46,922	22,961	229,204

EBITDA before adding back interest and net investment income	184,432	12,550	206,384	70,728	(47,128)	426,966
Interest and net investment income (loss)(2)	—	—	—	(8,201)	(1,851)	(10,052)
Non-cash trade name impairment	—	1,400	16,500	—	42,200	60,100

Adjusted EBITDA	184,432	13,950	222,884	62,527	(6,779)	477,014
Non-cash option and restricted stock expense	—	—	—	—	7,032	7,032
Non-cash charges attributable to purchase accounting(3)	72	(650)	(3,887)	25,940	378	21,853

Comparable Operating Performance	$184,504	$13,300	$218,997	$88,467	$631	$505,899

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$315	$337	$57	$729	$11,057	$12,495
Management fee(5)	$—	$—	$—	$—	$2,000	$2,000
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(2,195)	$(2,195)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	1,980	1,980

Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(215)	$(215)

Successor Jul. 25, 2007 to Dec. 31, 2007
Operating income (loss)(1)	$42,156	$(6,351)	$49,216	$(20,764)	$(31,017)	$33,240
Depreciation and amortization expense	88,628	5,928	28,543	22,038	10,504	155,641

EBITDA before adding back interest and net investment income	130,784	(423)	77,759	1,274	(20,513)	188,881
Interest and net investment income (loss) (2)	—	—	—	(6,749)	3,186	(3,563)

Adjusted EBITDA	130,784	(423)	77,759	(5,475)	(17,327)	185,318
Non-cash option and restricted stock expense	—	—	—	—	300	300
Non-cash charges attributable to purchase accounting(3)	(28,488)	1,906	(3,712)	47,003	2	16,711

Comparable Operating Performance	$102,296	$1,483	$74,047	$41,528	$(17,025)	$202,329

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$405	$7,920	$76	$5,874	$12,540	$26,815
Management fee(5)	$—	$—	$—	$—	$875	$875
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(6,382)	$(6,382)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(165)	(165)

Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(6,547)	$(6,547)

Predecessor Jan. 1, 2007 to Jul. 24, 2007
Operating income (loss)(1)	$75,656	$(2,206)	$109,461	$35,582	$(74,561)	$143,932
Depreciation and amortization expense	8,552	3,171	10,596	3,687	6,408	32,414

EBITDA before adding back interest and net investment income	84,208	965	120,057	39,269	(68,153)	176,346
Interest and net investment income (2)	—	—	—	24,163	4,461	28,624

Adjusted EBITDA	84,208	965	120,057	63,432	(63,692)	204,970
Non-cash option and restricted stock expense	—	—	—	—	3,415	3,415
Non-cash charges attributable to purchase accounting(3)	—	—	—	—	—	—

Comparable Operating Performance	$84,208	$965	$120,057	$63,432	$(60,277)	$208,385

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$—	$—	$—	$—	$58,350	$58,350
Management fee(5)	$—	$—	$—	$—	$—	$—
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(5,739)	$(5,739)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	326	326

Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(5,413)	$(5,413)

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations and Headquarters	Total
Predecessor Year Ended Dec. 31, 2006
Operating income (loss)(1)	$157,695	$(587)	$152,161	$62,780	$(47,921)	$324,128
Depreciation and amortization expense	14,462	6,209	14,433	8,222	11,010	54,336

EBITDA before adding back interest and net investment income	172,157	5,622	166,594	71,002	(36,911)	378,464
Interest and net investment income (2)	—	—	—	20,358	5,584	25,942

Adjusted EBITDA	172,157	5,622	166,594	91,360	(31,327)	404,406
Non-cash option and restricted stock expense					10,869	10,869
Non-cash charges attributable to purchase accounting(3)	—	—	—	—	—	—

Comparable Operating Performance	$172,157	$5,622	$166,594	$91,360	$(20,458)	$415,275

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related expenses(4)	$—	$—	$—	$—	$22,640	$22,640
Management fee(5)	$—	$—	$—	$—	$—	$—
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$7,781	$7,781
Comparable Operating Performance of all other discontinued operations	—	—	—	—	17,837	17,837

Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$25,618	$25,618

(1)
Presented below is a reconciliation of total segment operating income to net (loss) income.

	Successor		Predecessor
(In thousands)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to July 24, 2007	Year Ended Dec. 31, 2006
Segment operating income	$197,762	$33,240	$143,932	$324,128
Non-operating expense (income):
Interest expense	347,231	177,938	31,643	61,341
Interest and net investment loss (income)	10,052	3,563	(28,624)	(25,942)
Minority interest and other expense, net	652	233	3,532	8,240

(Loss) income from continuing operations before income taxes	$(160,173)	$(148,494)	$137,381	$280,489
(Benefit) provision for income taxes	(38,300)	(52,182)	51,692	95,205

(Loss) income from continuing operations	(121,873)	(96,312)	85,689	185,284
(Loss) income from discontinued operations, net of income taxes	(4,526)	(27,208)	(4,588)	(15,585)

Net (loss) income	$(126,399)	$(123,520)	$81,101	$169,699

(2)
Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled approximately $244 million as of December 31, 2008. American Home Shield interest and investment income (loss) was ($8.2) million for the year ended December 31, 2008 compared to ($6.7) million for the Successor period from July 25, 2007 to December 31, 2007 and $24.2 million for the Predecessor period from January 1, 2007 to July 24, 2007. The balance of interest and investment income primarily relates to (i) a portion of the earnings generated by SMAC; (ii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting increase in compensation expense within operating income); and (iii) interest income on other cash balances.

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

(5)
The Company entered into the Consulting Agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services in exchange for a minimum annual management fee of $2 million. This fee is payable quarterly.

TruGreen LawnCare Segment

        The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported a 0.4 percent decrease in revenue, an 18.1 percent decrease in operating income and a 1.1 percent decrease in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. The revenue results were adversely impacted by soft consumer demand and poor weather in early 2008, partially offset by additional seasonal sales of ice-melt materials, improved price realization and increased customer counts. Customer counts at December 31, 2008 were 1.0 percent higher than last year's level due to improved customer retention and the impact of acquisitions. The trends in new sales were positively affected by an increased focus on selling full programs in the third and fourth quarter as opposed to focusing on partial program sales and expanded services outside of our peak season. The rolling twelve-month retention rate improved 50 basis points over last year. TruGreen LawnCare remains focused on the overall quality of service delivery, including the Lawn Quality Audit ("LQA") visits initiated during the second half of 2006. TruGreen LawnCare is seeking to improve customer retention over the next several years as it expands the LQA program, focuses its efforts on reducing route manager turnover and continues to improve overall communication with customers.

        The 1.1 percent decrease in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007 reflects increased fuel and fertilizer costs partially offset by corporate overhead savings and the favorable impact to Comparable Operating Performance of acquiring assets in connection with exiting certain fleet leases in 2008. See "Financial Position and Liquidity" for further details.

TruGreen LandCare Segment

        The TruGreen LandCare segment, which includes landscape maintenance services, reported a 23.2 percent decrease in revenue, a 116.2 percent increase in operating income and a 443.3 percent increase in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. The decline in revenue included a 20.7 percent decline in base contract maintenance revenue, a 25.5 percent decrease in enhancement revenue and a 38.2 percent decline in snow removal service revenue. The revenue comparison was adversely impacted by branch closures completed during the third and fourth quarters of 2007, as well as the impacts of TruGreen LandCare's efforts to improve the quality of its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. In addition, new sales and enhancement revenue trends were adversely impacted by soft consumer demand in 2008.

        TruGreen LandCare's Comparable Operating Performance includes the impact of $0.3 million of restructuring charges for the year ended December 31, 2008 compared to $7.9 million of restructuring charges for the Successor period from July 25, 2007 to December 31, 2007. Excluding the impact of the restructuring charges, Comparable Operating Performance improved 31.5 percent for the year ended December 31, 2008 over 2007 levels, primarily due to improved materials and labor management on the base contract maintenance portfolio and reduced overhead spending. The factors were offset, in part, by increased fuel costs.

        Over the next several years, the TruGreen LandCare's plan targets significant margin improvement, which the Company believes will be accomplished through: (1) a better customer mix, reflecting higher average job size, (2) continued focus on operating efficiencies, (3) improvement in branch manager selection and training, and (4) increased customer retention from new operating and account management initiatives.

Terminix Segment

        The Terminix segment, which includes termite and pest control services, reported a 0.2 percent increase in revenue for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. Revenue for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007 was reduced by $3.3 million (non-cash) and $5.3 million (non-cash), respectively, as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the year ended December 31, 2008 was comparable to the combined periods for the year ended December 31, 2007. Terminix reported a 7.9 percent decrease in operating income and a

12.8 percent increase in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. The segment's overall revenue results, excluding the impact of purchase accounting, reflected modest growth in pest control revenues offset by declines in revenue from termite completions and termite contract renewals. Pest control revenues increased 2.5 percent for the year ended December 31, 2008 as compared to the combined periods for the year ended December 31, 2007, as the impact of acquisitions and price realization more than offset a decrease in new unit sales. A 0.2 percent decrease in termite renewal revenues for the year ended December 31, 2008 was due to an 80 basis point reduction in termite customer retention offset, in part, by improved price realization. Revenue from termite completions declined 4.3 percent for the year ended December 31, 2008, due to softer consumer demand for services and due to reduced average pricing on new termite treatments.

        The growth in operating income and Comparable Operating Performance reflects lower termite materials costs, effective management of seasonal staffing of production and sales labor, lower vehicle fleet counts and reduced overhead spending, offset, in part, by increased fuel costs.

American Home Shield Segment

        The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation, air conditioning ("HVAC"), plumbing and other systems and appliances, reported an 8.7 percent increase in revenue for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. Revenue for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007 was reduced by $30.8 million (non-cash) and $55.3 million (non-cash), respectively, as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue increased 3.8 percent for the year ended December 31, 2008 over the combined periods for the year ended December 31, 2007. The annual value of warranty contracts written increased 2.5 percent, which is comprised of a 3.8 percent increase in average price per contract partially offset by a 1.3 percent decline in total new contract and renewal sales units. New contract and renewal sales units are reported as earned revenue over the subsequent twelve-month contract period. This decline in sales units is primarily comprised of a 17.9 percent decrease in sales in the real estate market partially offset by a 4.8 percent increase in renewal sales. American Home Shield's sales in the real estate market were significantly impacted by the continued softness in the home resale market throughout most of the country.

        American Home Shield reported a 60.7 percent increase in operating income and a 15.7 percent decrease in Comparable Operating Performance for the year ended December 31, 2008 over the combined periods for the year ended December 31, 2007. The decrease in Comparable Operating Performance for the year ended December 31, 2008 is primarily due to a $25.6 million decrease in interest and investment income from the American Home Shield investment portfolio (primarily reflecting the unfavorable impact of realized losses on disposals of securities and other than temporary declines in the value of certain investments) as compared to the combined periods for the year ended December 31, 2007 and increased provisions for certain legal matters.

Other Operations and Headquarters Segment

        This segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company's headquarters functions. The segment reported a 2.4 percent increase in revenue, a 33.6 percent decrease in operating loss and a 100.8 percent increase in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. The ServiceMaster Clean and Merry Maids operations reported a combined 2.8 percent increase in revenue for the year ended December 31, 2008 over 2007 levels.

The growth in revenue resulted from strong increases in disaster restoration services and other franchise revenues, offset in part by decreases in product sales. The ServiceMaster Clean and Merry Maids operations reported a combined decrease in operating income of 45.6 percent and an increase in Comparable Operating Performance of 13.5 percent for the year ended December 31, 2008 over 2007 levels. The increase in the segment's Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007 primarily reflects the decrease in restructuring and Merger related charges incurred in 2008, increased Comparable Operating Performance from the ServiceMaster Clean and Merry Maids operations resulting from increased revenue and lower functional support costs.

Discontinued Operations

        The components of (loss) income from discontinued operations, net of income taxes and the reconciliation of operating (loss) income to Adjusted EBITDA and Comparable Operating Performance for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 are as follows:

	Successor		Predecessor
(In thousands)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Operating (loss) income	$(215)	$(8,833)	$(7,617)	$16,509
Interest expense	(73)	(34)	(38)	(55)
Impairment charge	(6,317)	(31,006)	—	(42,000)

Pre-tax loss	(6,605)	(39,873)	(7,655)	(25,546)
Benefit for income taxes	(2,618)	(12,665)	(3,067)	(10,456)
Loss on sale, net of tax	(539)	—	—	(495)

Loss from discontinued operations, net of income taxes	$(4,526)	$(27,208)	$(4,588)	$(15,585)

Operating (loss) income	$(215)	$(8,833)	$(7,617)	$16,509
Depreciation and amortization expense	—	2,286	2,204	9,109

EBITDA before adding back interest and net investment income	(215)	(6,547)	(5,413)	25,618
Interest and net investment income	—	—	—	—

Adjusted EBITDA	(215)	(6,547)	(5,413)	25,618
Non-cash option and restricted stock expense	—	—	—	—
Non-cash charges attributable to purchase accounting	—	—	—	—

Comparable Operating Performance	$(215)	$(6,547)	$(5,413)	$25,618

        During the third quarter of 2008, the Company completed the sale of InStar for $22.0 million, with the payment of $3.0 million of that amount deferred until November 2011. During the second quarter of 2008, the Company recorded a pre-tax impairment charge of $6.3 million as a result of a change in our fair value estimate of InStar's net assets based on changing market conditions and the ongoing sales process. Upon the sale of InStar the Company recorded a loss on sale, net of tax, of $0.5 million.

        In the fourth quarter of 2007, management of the Company concluded that InStar did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. InStar provides disaster response and reconstruction services to primarily commercial customers and was previously reported as part of the Company's Other Operations and Headquarters segment. As a result of the decision to sell this business, an $18.1 million impairment charge ($12.3 million, net of tax) was recorded in "loss from discontinued operations, net of income taxes"

in the fourth quarter of 2007 to reduce the carrying value of InStar's long-lived assets to their fair value less cost to sell in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This charge was in addition to a $12.9 million ($8.8 million, net of tax) goodwill impairment charge.

The Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 compared with the year ended December 31, 2006

        The Company reported revenue of $1,934.4 million in the Predecessor period from January 1, 2007 to July 24, 2007 and $1,422.4 million in the Successor period from July 25, 2007 to December 31, 2007 compared to $3,332.7 million in the year ended December 31, 2006. The revenue for the Successor period from July 25, 2007 to December 31, 2007 has been reduced by $60.6 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding purchase accounting, revenue for the combined periods for the year ended December 31, 2007 increased $84.6 million, or 2.5 percent, over 2006 levels, driven by the results of our business units as described in our "Segment Review (The Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 compared with the year ended December 31, 2006)".

        Operating income was $143.9 million in the Predecessor period from January 1, 2007 to July 24, 2007 and $33.2 million in the Successor period from July 25, 2007 to December 31, 2007 compared to $324.1 million in the year ended December 31, 2006. (Loss) income from continuing operations before income taxes was $137.4 million in the Predecessor period from January 1, 2007 to July 24, 2007 and ($148.5) million in the Successor period from July 25, 2007 to December 31, 2007 compared to income from continuing operations before income taxes of $280.5 million in the year ended December 31, 2006. The decrease in (loss) income from continuing operations before income taxes as compared to the year ended December 31, 2006 of $291.6 million primarily reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments(1)	$(134.8)
Increased interest expense(2)	(148.2)
Decreased interest and net investment income(3)	(0.9)
Increased merger related charges(4)	(41.2)
Increased restructuring charges(5)	(21.3)
Improved segment results(6)	54.8

$(291.6)

    (1)
    The net unfavorable impact of non-cash purchase accounting adjustments for the Successor period from July 25, 2007 to December 31, 2007 of $134.8 million consists primarily of increased amortization of intangible assets of $128.5 million and a $60.6 million decrease in revenue partially offset by decreased customer acquisition expense of $54.3 million.

    (2)
    Represents an increase in interest expense as a result of the new debt structure entered into upon the completion of the Transactions.

    (3)
    As further described in "Operating and Non-Operating Expenses", represents a decrease in interest and net investment income, which includes (1) the unfavorable impact to investment gains and income realized on the American Home Shield investment portfolio due to realized losses on disposals of securities and other than temporary declines in the value of certain investments of $2.9 million and (2) lower investment income of $3.0 million resulting from a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease in compensation expense within loss (income) from continuing operations before income taxes).

    (4)
    Represents an increase in charges related to the Merger which cannot be capitalized as part of the purchase cost for financial reporting purposes.

    (5)
    Represents an increase in restructuring charges primarily resulting from Fast Forward and the consolidation of the Company's corporate headquarters into its operations support center in Memphis, Tennessee.

    (6)
    Represents an increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, merger related charges and restructuring charges supported by the improved results at TruGreen LawnCare, Terminix, TruGreen LandCare and American Home Shield as described in our "Segment Review (The Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 compared to the year ended December 31, 2006)."

        The Company continued to experience significant increases in its fuel costs. The Company's fleet, which consumes approximately 28 million gallons annually, continued to be negatively impacted by significant increases in oil prices. Historically, the Company has hedged approximately two-thirds of its estimated annual fuel usage. Fuel costs, after the impacts of the hedges, increased approximately $8 million pre-tax in the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006.

        Health care costs continued to experience strong inflationary pressures for the combined periods for the year ended December 31, 2007. In total, health care and related costs did not increase significantly for the combined periods for the year ended December 31, 2007 as inflationary increases were offset by favorable experience in self-insured claims.

        Changes in short term interest rates have had a beneficial impact on the Company's business on both operating income (loss) and non-operating expense (income) by virtue of its effect on variable rate-based fleet and occupancy leases, as well as floating rate debt which was partially offset by the negative effect on investment income. On a combined basis, declines in short term interest rates improved the Company's results by approximately $1 million pre-tax for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Operating and Non-Operating Expenses

        The Company reported cost of services rendered and products sold of $1,196.3 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $898.5 million for the Successor period from July 25, 2007 to December 31, 2007 compared to $2,082.1 million for the year ended December 31, 2006. The Successor period from July 25, 2007 to December 31, 2007 includes a $10.1 million (non-cash) decrease in cost of services rendered and products sold from recording deferred costs of services at their fair value in connection with purchase accounting. Excluding purchase accounting, as a percentage of revenue, these costs decreased to 61.6 percent for the combined periods for the year ended December 31, 2007 from 62.5 percent for the year ended December 31, 2006. This decrease primarily reflects the impact of improved labor efficiency at Terminix and a decrease in the incidence of contract claims at American Home Shield, offset by increases in fuel and other factor costs throughout the enterprise.

        The Company reported selling and administrative expenses of $530.7 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $331.1 million for the Successor period from July 25, 2007 to December 31, 2007 compared to $896.7 million for the year ended December 31, 2006. The Successor period from July 25, 2007 to December 31, 2007 includes a $44.2 million (non-cash) decrease in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value offset by increased depreciation as a result of recording property and equipment at its fair value in connection with purchase accounting. Excluding purchase accounting, these costs decreased as a percentage of revenue to 26.5 percent for the combined periods for the year ended December 31, 2007 from 26.9 percent for the year ended December 31, 2006. The decrease in selling and administrative expenses as a percentage of revenue primarily reflects lower functional support costs and improved sales labor efficiency at TruGreen LawnCare and Terminix.

        Amortization expense was $5.2 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $132.7 million for the Successor period from July 25, 2007 to December 31, 2007 compared to $7.2 million for the year ended December 31, 2006. The increase reflects $128.5 million of amortization for the Successor period from July 25, 2007 to December 31, 2007 related to recording amortizable intangible assets of $844.0 million in purchase accounting.

        Non-operating expense totaled $6.5 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $181.7 million for the Successor period from July 25, 2007 to December 31, 2007 compared with $43.6 million for the year ended December 31, 2006. This change includes a $148.2 million increase in interest expense for the combined periods for the year ended December 31, 2007, primarily resulting from the increased debt levels related to the Merger, and a $0.9 million decrease in interest and investment income for the combined periods for the year ended December 31, 2007 reflecting (1) the impact to investment gains and income realized on the American Home Shield investment portfolio from revaluing the investment portfolio in purchase accounting, and (2) lower investment income resulting from a decrease in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting decrease in compensation expense within operating income).

	Successor	Predecessor
(In millions)	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Realized gains(1)	$4,187	$25,091	$22,797
Impairments(2)	(10,936)	(928)	(2,439)
Deferred compensation trust(3)	(2,402)	2,880	3,437
Other(4)	5,588	1,581	2,147

Interest and net investment income	$(3,563)	$28,624	$25,942

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

(4)
Represents a portion of the earnings generated by SMAC and interest income on other cash balances.

        The effective tax rate on income (loss) from continuing operations was 37.6 percent for the Predecessor period from January 1, 2007 to July 24, 2007 and (35.1) percent for the Successor period from July 25, 2007 to December 31, 2007 compared to 33.9 percent for the year ended December 31, 2006. The effective tax rate for the combined periods for the year ended December 31, 2007 includes reductions in tax expense resulting from the favorable resolution of state tax items related to a prior non-recurring transaction, as well as the incremental deferred tax benefits that became recognizable during the second quarter of 2007 upon the conversion of the minority equity interests in Terminix into eight million shares of ServiceMaster common stock. These factors were offset, in part, by the unfavorable impact of merger related book expenses that are not deductible for federal income tax reporting purposes.

Restructuring and Merger Related Charges

        The Company recognized restructuring charges of $16.9 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $26.0 million for the Successor period from July 25, 2007 to December 31, 2007. Approximately $16.9 million and $8.3 million of charges for the Predecessor period from January 1, 2007 to July 24, 2007 and the Successor period from July 25, 2007 to December 31, 2007, respectively, are related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and closing of its headquarters in Downers Grove, Illinois. Such costs include employee retention and severance costs, lease termination costs, temporary employee staffing, recruiting costs and training of replacement employees. Almost all such costs were cash expenditures. In accordance with GAAP, these costs were expensed over the transition period.

        The restructuring charges for the Successor period from July 25, 2007 to December 31, 2007 also included approximately $7.9 million of charges, primarily severance costs, related to organizational changes made within the TruGreen LandCare operations.

        In connection with the implementation of Fast Forward, the Company incurred costs of approximately $9.8 million for the Successor period from July 25, 2007 to December 31, 2007. Such costs include lease termination and other costs related to closing the Santa Rosa call center of approximately $3.7 million; and severance and other costs of approximately $6.1 million.

        The 2006 aggregate restructuring charges totaled $21.6 million pre-tax. The after-tax impact of the restructuring charges including approximately $6 million of non-recurring net operating loss carryforward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in Memphis, Tennessee, totaled $6.9 million. The 2006 aggregate restructuring charges were comprised of the following:

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

        The Company incurred Merger related expenses totaling $41.4 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $0.8 million for the Successor period from July 25, 2007 to December 31, 2007 compared to $1.0 million for the year ended December 31, 2006. These Merger related costs include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

Segment Review (The Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 compared with the year ended December 31, 2006)

        The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

TruGreen LawnCare Segment

        The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported a 4.4 percent increase in revenue, a 25.3 percent decrease in operating income and an 8.3 percent increase in Comparable Operating Performance for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. The growth in revenue and Comparable Operating Performance was supported by improved price realization and continued improvements in customer retention. Customer counts at December 31, 2007 were comparable to last year's level. Improved customer retention helped offset a 0.3 percent decline in new sales, which were adversely impacted by poor April weather. The rolling twelve-month retention rate improved 200 basis points over last year, driven by improvements in overall quality of service delivery and enhanced customer communication, including the LQA visits initiated during the second half of 2006. Additionally, the lawn care operations realized improvements in average pricing as compared to 2006.

        The 8.3 percent increase in Comparable Operating Performance for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006 was supported by lower sales costs, the favorable leveraging of overhead costs and improved labor productivity, due to a reduction in route manager turnover and a reduced level of service calls relative to last year.

TruGreen LandCare Segment

        The TruGreen LandCare segment, which includes landscape maintenance services, reported a 7.3 percent decrease in revenue, a 1,357.8 percent decrease in operating income and a 56.5 percent decrease in Comparable Operating Performance for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decline in revenue included a 7.5 percent decline in base contract maintenance revenue and an 11.6 percent decrease in enhancement revenue. These factors were offset, in part, by a $6 million increase in 2007 snow removal service revenue. The revenue comparison was adversely impacted by branch closures completed during the third and fourth quarters of 2007, as well as the near-term impacts of the Company's efforts to improve the quality of its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales.

        TruGreen LandCare's Comparable Operating Performance includes the impact of $7.9 million of restructuring charges for the Successor period from July 25, 2007 to December 31, 2007. Excluding the impact of the restructuring charges Comparable Operating Performance improved 84.4 percent for the combined periods for the year ended December 31,2007, over 2006 levels, primarily due to the increase in high margin snow removal work and improved materials and labor management on the base contract maintenance portfolio. These factors were offset, in part, by increased sales labor resulting from investments made to increase the size, caliber and training of the sales team and reductions in higher margin enhancement revenue.

Terminix Segment

        The Terminix segment, which includes termite and pest control services, reported a 1.5 percent increase in revenue for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. Revenue for the Successor period from July 25, 2007 to December 31, 2007 has been reduced by $5.3 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. This only impacts revenue and operating income as the non-cash effects attributable to purchase accounting are excluded from Comparable Operating Performance. Excluding purchase accounting, revenue increased

2.0 percent for the combined periods for the year ended December 31, 2007 over the year ended December 31, 2006. Terminix reported a 4.3 percent increase in operating income and a 16.5 percent increase in Comparable Operating Performance for the combined periods for the year ended December 31, 2007, compared to the year ended December 31, 2006. The segment's overall revenue growth reflected strong growth in pest control revenues and increases in termite contract renewals, offset, in part, by a double digit percentage decline in revenue from termite completions. Pest control revenues increased 8.1 percent for the combined periods for the year ended December 31, 2007 as compared to the year ended December 31, 2006, as the impact of acquisitions more than offset a decrease in new unit sales. In October 2006, Terminix acquired SafeGuard Pest Control, a company with annual revenues of over $23 million. A 3.5 percent increase in renewal revenues for the combined periods for the year ended December 31, 2007 was supported by improved pricing and a 10 basis point improvement in termite customer retention.

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

American Home Shield Segment

        The American Home Shield segment, which provides home warranties to consumers that cover HVAC, plumbing and other systems and appliances, reported a 4.2 percent decrease in revenue for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. Revenue for the Successor period from July 25, 2007 to December 31, 2007 has been reduced by $55.3 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. This only impacts revenue and operating income as the non-cash effects attributable to purchase accounting are excluded from Comparable Operating Performance. Excluding purchase accounting, revenue increased 5.6 percent for the combined periods for the year ended December 31, 2007 over the year ended December 31, 2006. American Home Shield reported a 76.4 percent decrease in operating income and a 14.9 percent increase in Comparable Operating Performance for the combined periods for the year ended December 31, 2007 over the year ended December 31, 2006. New contract sales and renewal units, which are reported as earned revenue over the subsequent twelve-month contract period, increased 5.3 percent. Contract unit sales from customer renewals increased 7.2 percent, reflecting a larger base of renewable customers and a 370 basis point improvement in retention. Sales in the real estate channel were supported by the favorable impact of the Realogy agreement signed during the third quarter of 2006, with overall unit sales growth through this channel of 4.5 percent. Real estate unit sales, excluding the impact of sales from the Realogy agreement, declined 12.7% due to continued softness in the home resale market throughout most of the country. The increase in Comparable Operating Performance for the combined periods for the year ended December 31, 2007 includes a $4.9 million increase in interest and investment income from the American Home Shield investment portfolio as compared to 2006, a decrease in the incidence of contract claims from the levels experienced last year and the beneficial impacts of increases in prices and service fees per claim.

Other Operations and Headquarters Segment

        This segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company's headquarters functions. The segment reported a 9.0 percent increase in revenue for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. The ServiceMaster Clean and Merry Maids operations reported a combined

9.6 percent increase for the combined periods for the year ended December 31, 2007. The growth in revenue resulted from strong increases in product sales and disaster restoration services, as well as the impact of acquisitions at Merry Maids. The ServiceMaster Clean and Merry Maids operations reported a combined decrease in operating income of 0.7 percent and an increase in Comparable Operating Performance of 10.0 percent for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in the segment's Comparable Operating Performance for the combined periods for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily reflects the Merger related expenses incurred in 2007 and an increase in restructuring charges in 2007 over 2006 levels, offset, in part, by increased Comparable Operating Performance from the ServiceMaster Clean and Merry Maids operations resulting from increased revenues.

Discontinued Operations

        In the fourth quarter of 2007, management of the Company concluded that InStar did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. InStar provides disaster response and reconstruction services to primarily commercial customers and was previously reported as part of the Company's Other Operations and Headquarters segment. As a result of the decision to sell this business, an $18.1 million impairment charge ($12.3 million, net of tax) was recorded in "(loss) income from discontinued operations, net of income taxes" in the fourth quarter of 2007 to reduce the carrying value of InStar's long-lived assets to their fair value less cost to sell in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This charge was in addition to a $12.9 million ($8.8 million, net of tax) goodwill impairment charge.

        In the third quarter of 2006, the Company completed the sales of American Residential Services (ARS) and American Mechanical Services (AMS) generating gross cash proceeds of approximately $115 million, which was used to reduce outstanding debt balances. During the first quarter of 2006, the Company recorded a $42 million ($25 million net of tax) impairment charge for expected losses on the disposition of certain ARS/AMS properties held pending sale. The Company recorded a loss on sale, net of tax, of $0.5 million related to the sales of the ARS and AMS businesses in the third quarter of 2006.

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

Cash Flows from Operating Activities from Continuing Operations

        Net cash provided from operating activities from continuing operations was $162.1 million for the year ended December 31, 2008 compared to $67.4 million and $195.5 million in the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively.

        The principal components (in millions) of the net decrease for the year ended December 31, 2008 were:

Decrease in net income before merger related charges, restructuring charges, and non-cash charges	$(80.6)
Decrease in restructuring payments	15.3
Increase in working capital requirements	(35.5)

$(100.8)

        The decrease in net income before merger related charges, restructuring charges, and non-cash charges for the year ended December 31, 2008 was driven by increased interest expense offset by Comparable Operating Performance growth at Terminix, TruGreen LandCare and Other Operations and Headquarters and reductions in current income tax expense. The increase in working capital requirements for the year ended December 31, 2008 was driven primarily by reduced accruals for certain legal matters, bonuses and other compensation items, decreased customer prepayments and non-cash purchase accounting adjustments recorded in connection with the Merger.

Cash Flows from Investing Activities from Continuing Operations

        Net cash used for investing activities from continuing operations was $74.6 million for the year ended December 31, 2008 compared to $4,964.0 million and $16.8 million in the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. Net cash used for investing activities included $27.1 million, $4,906.5 million and $4.0 million paid in connection with the Merger for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. Amounts paid in connection with the Merger in 2008 were primarily related to payments under change in control agreements.

        Capital expenditures increased for the year ended December 31, 2008 from the prior year and included recurring capital needs and information technology projects. In addition, the Company paid approximately $52.9 million to acquire assets in connection with exiting certain of its fleet leases. The Company anticipates that capital expenditures, excluding vehicle fleet purchases, for the full year 2009 will total approximately $35 million to $45 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. The Company's primary vehicle fleet lessor has elected not to renew its agreement with the Company which expired December 21, 2008. We expect to fulfill our ongoing vehicle fleet needs through direct purchases of vehicles. The Company's expected capital requirement for fleet vehicles in 2009 is expected to range from $30 million to $40 million. The Company has no additional material capital commitments at this time.

        Acquisitions, excluding the Merger, for the year ended December 31, 2008 totaled $60.8 million, compared with $14.9 million for the Successor period from July 25, 2007 to December 31, 2007 and $25.5 million for the Predecessor period from January 1, 2007 to July 24, 2007. Consideration paid for tuck-in acquisitions consisted of cash payments and seller financed debt. The Company expects to continue its tuck-in acquisition program at Terminix, TruGreen LawnCare and Merry Maids.

        The change in notes receivable, financial investments and securities for the year ended December 31, 2008 includes an increase in the net sale of marketable securities at American Home Shield due in part to lowering the amount of excess reserves over minimum statutory reserve requirements in certain states in accordance with our investment policy, reduced statutory reserve requirements, and the sale of certain marketable securities and the subsequent investment in repurchase agreements in an effort to limit our exposure to changing market conditions.

Cash Flows from Financing Activities from Continuing Operations

        Net cash provided from (used for) financing activities from continuing operations was $89.0 million for the year ended December 31, 2008 compared to $4,867.4 million and ($78.1) million in the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. During the year ended December 31, 2008, the Company made borrowings of $347.0 million and repayments of $182.0 million under our Revolving Credit Facility. In September 2008, the Company borrowed $165 million under the Revolving Credit Facility and transferred $10 million of interests under its accounts receivable securitization arrangement to increase the Company's cash position to preserve its financial flexibility in light of the current uncertainty in the credit markets. ServiceMaster invested $150 million of the borrowings in money market funds which are invested in short term U.S. Government securities and placed the remaining $25 million of borrowings in a money market account used to fund working capital needs. In February 2009, ServiceMaster transferred $25 million from the money market funds invested in U.S. Government securities to a money market account used to fund seasonal working capital needs. The Company also made scheduled principal payments of long-term debt of $59.0 million in the year ended December 31, 2008. During the year ended December 31, 2008, the Company paid debt issuance costs of $27.0 million related to the conversion of the amounts outstanding under the Interim Loan Facility into the Permanent Notes. Borrowings and payments of debt during the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 were primarily related to the funding of seasonal working capital needs through the Company's revolving bank credit facility and the proceeds from debt incurred in connection with the Merger, net of issuance costs, of $3,698.5 million. The Company also received cash equity contributions in connection with the Merger of $1,431.1 million.

        Cash dividends paid to shareholders totaled $70.1 million for the Predecessor period from January 1, 2007 to July 24, 2007. No dividends were paid to the Company's shareholder in the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007. During the Predecessor period from January 1, 2007 to July 24, 2007, the Company received proceeds of $36.1 million under an employee share purchase plan. The employee share purchase plan was terminated subsequent to the Merger.

Liquidity

        The Merger was completed on the Closing Date. Following the completion of the Merger, the Company is highly leveraged, and a very substantial portion of the Company's liquidity needs arise from debt service on indebtedness incurred in connection with the Merger and from funding the Company's operations, working capital and capital expenditures. Equity contributions totaling $1,431 million from the Equity Sponsors, together with (i) borrowings under the $1,150 million Interim Loan Facility, (ii) borrowings under a new $2,650 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the

Closing Date, the Company also entered into, but then did not draw under, the $500 million Revolving Credit Facility.

        The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2008.

        The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into the Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009.

        Through July 15, 2011, the Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Permanent Notes entirely in cash ("Cash Interest"), entirely by PIK Interest, or 50% as Cash Interest and 50% as PIK Interest. Interest payable after July 15, 2011 is payable entirely as Cash Interest. The Company has elected to pay interest payable in 2009 entirely as Cash Interest.

        Cash and short-and long-term marketable securities totaled approximately $539 million at December 31, 2008, compared with approximately $475 million at December 31, 2007. Approximately $244 million and $383 million of the cash and short-and long-term marketable securities balance as of December 31, 2008 and 2007, respectively, is associated with regulatory requirements at American Home Shield and for other purposes. For example, the payment of ordinary and extraordinary dividends to ServiceMaster by our subsidiaries that are regulated as insurance, home warranty or similar companies is subject to applicable state law limitations. American Home Shield's investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. In the ordinary course of business the Company reviews the statutory reserve requirements to which its regulated entities are subject and may adjust its reserves accordingly. These reviews may result in identifying excess reserves over minimum statutory reserve requirements in certain states in accordance with our investment policy, reduced statutory reserve requirements, or a determination that the Company can satisfy certain regulatory reserve requirements through alternate financial vehicles, all of which would enhance our liquidity.

        The Company maintains lease facilities with banks totaling $65 million, which provide for the financing of branch properties to be leased by the Company. At December 31, 2008, approximately $65 million was funded under these facilities. Approximately $12 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of December 31, 2008. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At December 31, 2008, the Company's residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee of approximately $0.1 million in the Consolidated Statement of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

        The majority of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At December 31, 2008, there was approximately $110 million of residual value relating to the Company's fleet and equipment leases. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. At December 31, 2008, the Company has recorded the estimated fair value of this guarantee of approximately $2 million in the Consolidated Statement of Financial Position. The Company's primary vehicle fleet lessor has elected not to renew its agreement with the Company which expired December 21, 2008. This election did not affect vehicle leases in place with this lessor prior to expiration of the agreement. We expect to fulfill our ongoing vehicle fleet needs through direct purchases of vehicles. The Company's expected capital requirement for fleet vehicles in 2009 is expected to range from $30 million to $40 million.

        The Company holds certain financial instruments that are measured at fair value on a recurring basis. The fair values of these instruments are measured using both the market and income approaches. For investments in marketable securities, deferred compensation trust assets and derivative contracts, which are carried at their fair values, the Company's fair value estimates incorporate quoted market prices, other observable inputs (for example, interest rates) and unobservable inputs (for example, forward commodity prices) at the balance sheet date.

        Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of December 31, 2008, the fair value of the Company's fuel swap contracts was a liability of $24.9 million and the Company posted approximately $26.8 million in letters of credit as collateral for these contracts, $12.0 million of which were posted under the Company's Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company's ability to post letters of credit for other purposes and could limit the Company's borrowing availability under the Revolving Credit Facility to the extent that the letters of credit are posted under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

        The Company's ongoing liquidity needs are expected to be funded by net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement. We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our foreseeable liquidity requirements, including payment of interest and principal on our debt. As of December 31, 2008, the Company had $319 million of remaining capacity available under the Revolving Credit Facility and $26 million of remaining capacity under the accounts receivable securitization arrangement.

        The Company may from time to time repurchase or otherwise retire the Company's debt and take other steps to reduce the Company's debt or otherwise improve the Company's financial position. These actions may include open market debt repurchases, negotiated repurchases and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company's debt from time to time, the Company's cash position and other considerations. Affiliates of the Company may also purchase the Company's debt from time to time, through open market purchases or other transactions. In such cases, the Company's debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt and the Company would continue to reflect the debt as outstanding in its statement of financial position.

        The Company was advised by Holdings that, during the year ended December 31, 2008, Holdings completed open market purchases totaling $54.0 million in face value of our Permanent Notes for a cost of $16.9 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. Interest accrued by the Company and payable to Holdings as of December 31, 2008 amounted to $0.4 million. There were no interest payments by the Company to Holdings in 2008.

        The Company was advised by Holdings that, during January 2009, Holdings completed additional open market purchases of $11.0 million in face value of our Permanent Notes for a cost of $4.5 million.

        During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company expects to record a gain on the debt extinguishment of approximately $48.0 million pre-tax in its consolidated statement of operations for the first quarter of 2009 related to these retirements.

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

        The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC ("Funding"), the Company's wholly-owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement ("Purchasers"). The amount of the eligible receivables varies during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

        The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company may be reduced or eliminated. This Purchaser did not exercise its right to terminate its participation in the arrangement during 2008.

        During the third quarter of 2008, Funding transferred a $10 million interest in the pool of accounts receivable to a Purchaser to increase our cash position to preserve our financial flexibility in light of the uncertainty in the credit and financial markets. During the Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007, there were no transfers of interests in the pool of accounts receivables to Purchasers under this arrangement.

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

        The following table presents the Company's contractual obligations and commitments as of December 31, 2008.

(In millions)	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Principal repayments*	$4,336.1	$219.4	$72.6	$59.0	$3,985.1
Capital leases	21.2	1.8	16.2	1.4	1.8
Estimated interest payments(1)	1,908.7	283.0	515.1	454.3	656.3
Non-cancelable operating leases	253.2	70.1	91.4	47.0	44.7
Purchase obligations:
Telecommunications	25.7	9.1	16.6	—	—
IBM information technology services(2)	193.6	32.3	58.6	51.7	51.0
Supply agreements and other	82.1	55.2	17.7	7.3	1.9
Other long-term liabilities:*
Insurance claims	188.2	91.9	44.1	13.8	38.4
Discontinued Operations	8.9	4.9	1.9	0.6	1.5
Other, including deferred compensation trust	22.4	4.0	6.2	2.2	10.0

Total Amount	$7,040.1	$771.7	$840.4	$637.3	$4,790.7

*
These items are reported in the Consolidated Statements of Financial Position

(1)
These amounts represent future interest payments related to the Company's existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at December 31, 2008 plus the specified margin in the associated debt agreements for each period presented. The estimated debt balance (including capital leases) as of each fiscal year end from 2009 through 2013 is $4,136 million, $4,083 million, $4,047 million, $4,016 million, and $3,987 million, respectively. The weighted average interest rate (including interest rate swaps) on the estimated debt balances at each fiscal year end from 2009 through 2013 is expected to be 6.8%, 6.2%, 5.9%, 5.6%, and 5.6%, respectively. See Note 14 of the consolidated financial statements for the terms and maturities of existing debt obligations.

(2)
On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM will provide information technology operations and applications development services (collectively, the "IT Services") to the Company. ServiceMaster will pay IBM for the IT Services under the agreement through a combination of fixed and variable charges, with variable charges fluctuating based on the Company's actual need for IT Services. The minimum annual fixed charges for IT Services range between $12.45 million and $15.35 million. The Company estimates that the variable charges for the IT Services will be in the range of $12.0 million to $16.0 million per year, which estimates are based on the current projected usage of IT Services during the term of the agreement. The table above includes both the minimum annual fixed charges and an estimate of the variable charges.

ServiceMaster has the right to terminate the agreement both for cause and for its convenience. Upon termination of the agreement for convenience and in the case of certain other termination events, ServiceMaster would be required to pay a termination charge to IBM, which charge may be material. IBM has the right to terminate the agreement only in the event of a failure by the Company to make timely payment of any fees due and payable. In the event of termination by either party and upon the Company's request, IBM is obligated to provide termination assistance services at agreed-upon pricing for up to 24 months.

Financial Position—Continuing Operations

        The Company has accounted for the Merger in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", which requires the cost of the Merger to be allocated to the assets and liabilities of the Company based on fair value.

        Receivables are comparable to prior year levels.

        Inventories increased from prior year levels, reflecting increased materials costs and general business growth.

        Deferred customer acquisition costs increased from prior year levels as a result of recording these costs at fair value in connection with applying purchase accounting related to the Merger.

        There is seasonality in the lawn care operations. In the winter and spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. On an ongoing basis, these direct and incremental selling expenses which relate to successful sales will be deferred and recognized over the production season and are not deferred beyond the calendar year-end. In addition, the Company will continue to capitalize sales commissions and other direct contract acquisition costs relating to termite baiting, termite inspection and protection contracts and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale, and will be amortized over the life of the related contract.

        Property and equipment increased from prior year levels, reflecting the $52.9 million acquisition of assets in connection with exiting certain of the Company's fleet leases. The Company has no additional material capital commitments at this time.

        The net decrease in intangible assets is a result of amortization expense and a trade name impairment being recorded.

        Debt issue costs are comparable to prior year levels due to the payment of debt issuance costs related to the conversion of the amounts outstanding under the Interim Loan Facility into the Permanent Notes being offset by the recording of amortization expense.

        Accrued payroll and related expenses decreased from prior year levels relating to decreased bonus accruals, the payment of employee retention and severance accruals related to the Company's corporate headquarters consolidation plan and payments due under change in control and severance agreements.

        Other accrued liabilities increased from prior year levels as a result of increases in the fair value liability recorded related to fuel hedges and increases in accrued interest.

        Deferred revenue increased from prior year levels as a result of recording these amounts at fair value in connection with applying purchase accounting related to the Merger.

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

Critical Accounting Policies and Estimates

        The preparation of the financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense and the valuation of tangible and intangible assets. In 2008, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

        In determining the Company's accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

        The allowance for receivables is developed based on several factors, including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectibility of the outstanding balance. As such, these factors may change over time causing the reserve level to vary.

        The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company purchases insurance from third-party insurance carriers. These policies typically incorporate significant deductibles or self-insured retentions. The Company is required to pay all claims that fall within the retention limits.

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

        The Company reviews its goodwill and trade names at least once a year for impairment. An impairment loss would be recorded if and when the Company determines that the implied fair value of an asset is less than its corresponding book value. As permitted under SFAS 142, the Company carries forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2008 annual goodwill and trade name impairment review performed as of October 1, 2008, the Company did not carry forward the valuations of any reporting unit.

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a discounted cash flow ("DCF") analysis, a market-based comparable approach and a market-based transaction approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based comparable approach and relevant transaction multiples for the market-based transaction approach. The cash flows employed in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the

Company's estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based comparable and transaction approaches utilize comparable company public trading values, comparable company historical results, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

        The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, selection of appropriate hypothetical royalty rates, estimating the amount and timing of estimated future cash flows attributable to the hypothetical royalty rates and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company's 2008 annual impairment analysis, which was performed as of October 1, 2008, did not result in any goodwill impairments, but did result in a non-cash pre-tax impairment on its trade names of $60.1 million. The impairment charge by business segment, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2008, is as follows (in millions):

	Balance as of December 31, 2007	Impairment	Other Activity	Balance as of December 31, 2008
TruGreen LawnCare	$783.6	$—	$—	$783.6
TruGreen LandCare	12.7	(1.4)	—	11.3
Terminix	891.6	(16.5)	—	875.1
American Home Shield	140.4	—	—	140.4
Other Operations & Headquarters(1)	639.9	(42.2)	—	597.7

Total	$2,468.2	$(60.1)	$—	$2,408.1

(1)
The Other Operations and Headquarters segment includes the following trade names: ServiceMaster, ServiceMaster Clean, Merry Maids, Furniture Medic and Amerispec.

        The aggregate impairment charge was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the allocation of purchase price pursuant to the Merger. Although the Company continues to project future growth in cash flows, such growth is lower than that estimated at the time the trade names were recorded pursuant to the Merger. Had the Company used a discount rate in assessing the impairment of its trade names that was 1% higher across all reporting units (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $340 million.

        The reduction in estimated future cash flows since the allocation of purchase price pursuant to the Merger reflects the impact of softer than anticipated consumer demand. In addition, the terminal growth rates used in the analyses for both the allocation of purchase price pursuant to the Merger and the October 1, 2008 impairment tests were the same and in line with historical U.S. gross domestic product growth rates.

        As a result of the trade name impairment taken in 2008, the carrying values of the Company's impaired trade names were re-set to their estimated fair values as of October 1, 2008. Consequently, any further decline in the estimated fair values of these trade names could result in additional trade name impairments. Management has no reason to believe that any one reporting unit is more likely than any other to incur further impairments of its trade names. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2009 (i.e., during an interim period) if the Company's results of operations or other factors require such assets to be tested for impairment at an interim date.

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations.

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 28 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", the Company's fuel hedges and interest rate swap agreements are classified as cash flow hedges and as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in other comprehensive income.

Newly Issued Accounting Statements and Positions

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurement". This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB approved FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are re-measured at least annually. SFAS No. 157 therefore is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are re-measured at least annually for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for fiscal years beginning after November 15, 2008. In October 2008, the

FASB approved FASB Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"), which clarified the application of SFAS No. 157 in cases where the market for the asset is not active. FSP 157-3 was effective upon issuance. The Company considered the guidance provided by FSP 157-3 in the preparation of the accompanying financial statements. The Company has assessed the impact of this Statement to the Company's consolidated financial position, results of operations and cash flows. The Company has adopted this Statement for financial assets and liabilities (See Note 18). The Company does not expect the adoption of this Statement for non-financial assets and liabilities recognized at fair value on a nonrecurring basis to have a material effect on these consolidated financial statements.

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

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations". This Statement will significantly change the accounting for business combinations and is effective for business combinations finalized in fiscal years beginning after December 15, 2008. SFAS No. 141(R) changes the method for applying the accounting for business combinations in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. In addition, SFAS No. 141(R) requires that changes in the amount of acquired tax attributes be included in the Company's results of operations, rather than adjusting the allocated purchase price. SFAS No. 141(R) will be effective on January 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. While SFAS No. 141(R) applies only to business combinations with an acquisition date after its effective date, the amendments to SFAS No. 109, "Accounting for Income Taxes," with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties, will be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. The provisions of FAS 141R will not impact the Company's consolidated financial statements for prior periods. The Company will adopt this standard during the first quarter of 2009. The Company expects that its adoption will reduce the Company's operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

        In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". This Statement establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company will apply the provisions of this standard in the first quarter of 2009. The Company does not expect that the adoption of this standard will have a material effect on these consolidated financial statements.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company intends to provide these disclosures beginning in the first quarter of 2009.

        In April 2008, the FASB approved FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on these consolidated financial statements.

Information Regarding Forward-Looking Statements

        This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "shall," "should," "would," "could," "seek," "intends," "plans," "estimates," "anticipates" or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects; growth strategies; the industries in which we operate; customer retention; employee selection, training and retention; communications improvements; the continuation of tuck-in acquisitions; our plans and ability to make cash interest payments on our debt; amortization of intangible assets; the outcome of tax audits; the impact of fuel swaps; the amounts we will pay in connection with outsourcing of information technology services; restructurings and reorganizations, including Fast Forward, cost savings from such restructurings and reorganizations and expected charges related to such restructurings and reorganizations; and the impact of prevailing economic conditions.

        Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including the risks and uncertainties discussed in Item 1A—Risk Factors in Part I of this report, could cause actual results and outcomes to differ materially from those in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

  •
  the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness;

  •
  our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations and debt repurchases;

  •
  our ability to secure sources of financing or other funding to allow for direct purchases of commercial vehicles;

  •
  changes in interest rates;

  •
  weather conditions and seasonality factors that affect the demand for our services;

  •
  changes in the source and intensity of competition in our markets;

  •
  higher commodity prices and lack of availability, including fuel and fertilizer;

  •
  increases in operating costs, such as higher insurance premiums, self-insurance costs and health care costs;

  •
  employee retention, labor shortages or increases in compensation and benefits costs;

  •
  the risk that the benefits from the Merger or Fast Forward may not be fully realized or may take longer to realize than expected;

  •
  a continued downturn in general economic, financial and credit conditions in the United States and elsewhere (including further deterioration or disruption in the credit and financial markets), especially as such a downturn may affect home resales, consumer or business liquidity, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, mortgage foreclosures, subprime credit dislocations;

  •
  a failure of any banking institution with which we deposit our funds or any insurance company that provides insurance to us;

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

  •
  the timing and structuring of our business process outsourcing, including the outsourcing of portions of our information technology function, and risks associated with such outsourcing; and

  •
  other factors described from time to time in documents that we file with the Securities and Exchange Commission.

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

        Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The economy and its impact on discretionary consumer spending, labor wages, fuel prices, fertilizer and other material costs, home re-sales, unemployment rates, insurance costs and medical costs could have a material adverse impact on future results of operations.

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

        In August 2007, the Company entered into three, 3-year interest rate swap agreements, effective September 4, 2007. The total notional amount of the agreements was $530 million. Under the terms of these agreements, the Company pays a weighted average fixed rate of 5.05% on the $530 million notional amount and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $530 million of the Company's floating rate debt is fixed at approximately 7.55%, including the borrowing margin of 2.50% at December 31, 2008.

        In February 2008, the Company entered into two, 3-year interest rate swap agreements and one 4-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the 3-year agreements was $250 million and the total notional amount of the 4-year swap agreement was $250 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.15% on the $250 million notional amount of 3-year swap agreements and 3.48% on the 4-year swap agreement. The Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, the effective interest rate for $500 million of the term loans is fixed at a rate between 5.65% and 5.98%, including the borrowing margin at December 31, 2008.

        In August 2008, the Company entered into two 3-year interest rate swap agreements effective September 2, 2008. The total notional amount of the swap agreements was $200 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.83% on the $200 million notional amount of the swap agreements. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200 million of the term loans is fixed at a rate of approximately 6.33%, including the borrowing margin at December 31, 2008.

        In September 2008, the Company entered into a 4-year interest rate swap agreement effective October 1, 2008. The notional amount of the swap agreement was $200 million. Under the terms of the agreement, the Company will pay a weighted average fixed rate of interest of 3.53% on the $200 million notional amount of the swap agreement. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200 million of the term loans is fixed at a rate of approximately 6.03%, including the borrowing margin at December 31, 2008.

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

        The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to its overall results of operations. A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of December 31, 2008, each one percentage point change in interest rates would result in an approximately $11.8 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swaps into which we had entered. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $5.0 million change in annual interest expense on our Revolving Credit Facility. We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in a $0.5 million change on annual interest expense with respect to this arrangement. Additionally, we are exposed to increases in interest rates with respect to our floating rate operating leases, and a one percentage point change in interest rates would result in an approximately $2.2 million change in annual rent expense with respect to such operating leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

        The following table summarizes information about the Company's debt as of December 31, 2008 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2008.

	Expected Year of Maturity
								Fair Value
As of December 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$20	$14	$9	$5	$2	$2,939	$2,989	$1,329
Average interest rate	6.1%	6.5%	6.8%	7.7%	7.9%	8.3%	8.3%
Variable rate	$201	$39	$27	$26	$27	$1,048	$1,368	$837
Average interest rate	2.9%	3.1%	2.9%	2.9%	2.9%	2.9%	2.9%
Interest Rate Swaps:
Receive variable/pay fixed		$530	$450	$450
Average pay rate		5.1%	3.5%	3.5%
Average receive rate		0.4%	1.0%	1.0%

Fuel Price Risk

        The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 28 million gallons of fuel on an annual basis. A 10% change in fuel prices would result in a change of approximately $5 million in the Company's annual fuel costs before considering the impact of fuel swap contracts.

        The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2008, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $84.9 million, maturing through 2010. The estimated fair value of these contracts at December 31, 2008 was a liability of $24.9 million, substantially all of which relates to contracts maturing in 2009. These fuel swap contracts provide a fixed price for approximately 70% and 15% of the Company's estimated fuel usage for the 2009 and 2010, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of The ServiceMaster Company
Memphis, Tennessee

        We have audited the internal control over financial reporting of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2008 and the related consolidated statements of operations, shareholder's equity, and cash flows for the year ended December 31, 2008 and our report dated March 27, 2009 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph concerning the change in basis for the consolidated financial statements for the period after July 24, 2007 as a result of the application of purchase accounting as of July 25, 2007.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 27, 2009

Consolidated Statements of Operations

(In thousands)

	Successor		Predecessor
	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Operating Revenue	$3,311,432	$1,422,358	$1,934,390	$3,332,703
Operating Costs and Expenses:
Cost of services rendered and products sold	2,024,196	898,501	1,196,262	2,082,100
Selling and administrative expenses	843,253	331,140	530,674	896,676
Amortization expense	173,626	132,662	5,172	7,159
Trade name impairment	60,100	—	—	—
Merger related charges	1,249	799	41,431	992
Restructuring charges	11,246	26,016	16,919	21,648

Total operating costs and expenses	3,113,670	1,389,118	1,790,458	3,008,575

Operating Income	197,762	33,240	143,932	324,128
Non-operating Expense (Income)
Interest expense	347,231	177,938	31,643	61,341
Interest and net investment loss (income)	10,052	3,563	(28,624)	(25,942)
Minority interest and other expense, net	652	233	3,532	8,240

(Loss) Income from Continuing Operations before Income Taxes	(160,173)	(148,494)	137,381	280,489
(Benefit) provision for income taxes	(38,300)	(52,182)	51,692	95,205

(Loss) Income from Continuing Operations	(121,873)	(96,312)	85,689	185,284
Loss from discontinued operations, net of income taxes	(4,526)	(27,208)	(4,588)	(15,585)

Net (Loss) Income	$(126,399)	$(123,520)	$81,101	$169,699

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In thousands, except share data)

	Successor
As of December 31,	2008	2007
Assets:
Current Assets:
Cash and cash equivalents	$405,587	$207,219
Marketable securities	22,928	108,816
Receivables, less allowances of $21,138 and $20,994, respectively	335,927	336,068
Inventories	80,018	72,352
Prepaid expenses and other assets	37,648	26,843
Deferred customer acquisition costs	36,514	25,322
Deferred taxes	42,945	48,177
Assets of discontinued operations	412	42,474

Total Current Assets	961,979	867,271

Property and Equipment:
At cost	287,818	210,144
Less: accumulated depreciation	(72,189)	(22,147)

Net Property and Equipment	215,629	187,997

Other Assets:
Goodwill	3,093,909	3,049,923
Intangible assets, primarily trade names, service marks and trademarks, net	2,967,984	3,185,253
Notes receivable	25,628	26,401
Long-term marketable securities	110,134	158,939
Other assets	35,350	30,334
Debt issuance costs	83,014	84,942

Total Assets	$7,493,627	$7,591,060

Consolidated Statements of Financial Position (Continued)

(In thousands, except share data)

	Successor
As of December 31,	2008	2007
Liabilities and Shareholder's Equity:
Current Liabilities:
Accounts payable	$89,242	$103,400
Accrued liabilities:
Payroll and related expenses	83,036	132,054
Self-insured claims and related expenses	91,923	84,781
Other	202,174	138,049
Deferred revenue	443,426	408,476
Liabilities of discontinued operations	4,870	12,983
Current portion of long-term debt	221,269	53,564

Total Current Liabilities	1,135,940	933,307

Long-Term Debt	4,044,823	4,077,247
Other Long-Term Liabilities:
Deferred taxes	981,746	1,079,500
Liabilities of discontinued operations	4,077	7,765
Other long-term obligations, primarily self-insured claims	194,682	189,707

Total Other Long-Term Liabilities	1,180,505	1,276,972

Commitments and Contingencies (See Note 10)
Shareholder's Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,438,432	1,431,400
Retained deficit	(249,919)	(123,520)
Accumulated other comprehensive loss	(56,154)	(4,346)

Total Shareholder's Equity	1,132,359	1,303,534

Total Liabilities and Shareholder's Equity	$7,493,627	$7,591,060

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholder's Equity

(In thousands)

Predecessor	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Restricted Stock	Treasury Stock	Total Equity
Balance December 31, 2005	$3,213	$1,117,388	$282,993	$7,197	$(14,438)	$(341,713)	$1,054,640

Net income			169,699				169,699
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities				5,227			5,227
Net unrealized loss on derivative instruments				(3,052)			(3,052)
Foreign currency translation				746			746

Total comprehensive income			169,699	2,921			172,620
Restricted stock reclassification(1)		(14,438)			14,438
Shareholders' dividends			(133,233)				(133,233)
Shares issued under options, grant plans and other (5,486 shares)	49	66,607				4,958	71,614
Treasury shares purchased (7,306 shares)						(86,053)	(86,053)
Shares issued for acquisitions (736 shares)		2,649				6,621	9,270

Balance December 31, 2006	$3,262	$1,172,206	$319,459	$10,118	$0	$(416,187)	$1,088,858

Net income			81,101				81,101
Other comprehensive income (loss), net of tax:
Net unrealized loss on securities				(2,493)			(2,493)
Net unrealized gain on derivative instruments				2,734			2,734
Foreign currency translation				1,747			1,747

Total comprehensive income			81,101	1,988			83,089
Adoption of FIN 48			(750)				(750)
Shareholders' dividends			(70,077)				(70,077)
Shares issued under options, grant plans and other (10,445 shares)	27	78,405				82,126	160,558
Shares issued for acquisitions (56 shares)		250				503	753

Balance July 24, 2007	$3,289	$1,250,861	$329,733	$12,106	$0	$(333,558)	$1,262,431

Successor
Net loss			(123,520)				(123,520)
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities				4,636			4,636
Net unrealized loss on derivative instruments				(10,455)			(10,455)
Foreign currency translation				1,473			1,473

Total comprehensive loss			(123,520)	(4,346)			(127,866)
Equity contribution		1,431,100					1,431,100
Stock-based employee compensation—contribution from Holdings		300					300

Balance December 31, 2007	$0	$1,431,400	$(123,520)	$(4,346)	$0	$0	$1,303,534

Net loss			(126,399)				(126,399)
Other comprehensive loss, net of tax:
Net unrealized loss on securities				(5,792)			(5,792)
Net unrealized loss on derivative instruments				(42,505)			(42,505)
Foreign currency translation				(3,511)			(3,511)

Total comprehensive loss			(126,399)	(51,808)			(178,207)
Stock-based employee compensation—contribution from Holdings		7,032					7,032

Balance December 31, 2008	$0	$1,438,432	$(249,919)	$(56,154)	$0	$0	$1,132,359

(1)
Upon the adoption of SFAS 123(R) and effective January 1, 2006, the Company reclassified within Shareholder's Equity the $14.4 million balance of "Restricted Stock (unearned compensation)" to "Additional paid-in capital."

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Successor		Predecessor
	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Cash and Cash Equivalents at Beginning of Period	$207,219	$237,565	$123,675	$114,508
Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(126,399)	(123,520)	81,101	169,699
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Loss from discontinued operations	4,526	27,208	4,588	15,585
Depreciation expense	55,578	22,979	27,242	47,177
Amortization expense	173,626	132,662	5,172	7,159
Amortization of debt issuance costs	27,093	16,147	1,261	2,271
Deferred income tax (benefit) provision	(50,258)	(69,786)	30,443	21,771
Option and restricted stock expense	7,032	300	3,415	10,869
Trade name impairment	60,100	—	—	—
Restructuring charges	11,246	26,016	16,919	21,648
Cash payments related to restructuring charges	(20,048)	(27,069)	(8,236)	(10,044)
Merger related charges	1,249	799	41,431	992
Change in working capital, net of acquisitions:
Change in tax accounts:
Current income taxes	1,115	6,014	951	34,686
Resolution of income tax audits	—	—	—	(3,480)
Receivables	(793)	70,819	(66,454)	(27,409)
Inventories and other current assets	(19,226)	1,504	(59,482)	(5,592)
Accounts payable	(14,964)	(28,744)	18,455	15,034
Deferred revenue	31,421	6,400	55,070	3,348
Accrued liabilities	8,104	935	40,635	(9,808)
Other, net	12,656	4,734	2,982	4,725

Net Cash Provided from Operating Activities from Continuing Operations	162,058	67,398	195,493	298,631

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(88,050)	(15,556)	(26,563)	(51,593)
Sale of equipment and other assets	5,887	2,636	1,091	1,819
Acquisition of The ServiceMaster Company	(27,111)	(4,906,526)	(4,030)	—
Other business acquisitions, net of cash acquired	(60,764)	(14,889)	(25,460)	(143,406)
Notes receivable, financial investments and securities	95,437	(29,647)	38,127	(26,495)

Net Cash Used for Investing Activities from Continuing Operations	(74,601)	(4,963,982)	(16,835)	(219,675)

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Successor		Predecessor
	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	$357,000	$—	$415,411	$1,259,565
Payments of debt	(240,985)	(262,354)	(459,537)	(1,250,980)
Borrowings under senior secured term loan facility	—	2,650,000	—	—
Borrowings under senior unsecured interim loan facility	—	1,150,000	—	—
Cash equity contributions	—	1,431,100	—	—
Debt issuance costs paid	(26,973)	(101,534)	—	—
Shareholder's dividends	—	—	(70,077)	(133,233)
Purchase of treasury stock	—	—	—	(86,053)
Proceeds from employee share plans	—	158	36,069	54,606

Net Cash Provided from (Used for) Financing Activities from Continuing Operations	89,042	4,867,370	(78,134)	(156,095)

Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	2,721	(896)	12,559	(28,007)
Cash provided from (used for) investing activities:
Proceeds from sale of businesses	19,523	—	—	115,415
Other investing activities	(208)	(138)	988	(756)
Cash Used for Financing Activities	(167)	(98)	(181)	(346)

Net Cash Provided from (Used for) Discontinued Operations	21,869	(1,132)	13,366	86,306

Cash Increase (Decrease) During the Period	198,368	(30,346)	113,890	9,167

Cash and Cash Equivalents at End of Period	$405,587	$207,219	$237,565	$123,675

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Significant Accounting Policies

        The consolidated financial statements include the accounts of ServiceMaster and its majority-owned subsidiary partnerships and corporations. Intercompany transactions and balances have been eliminated. The financial results as well as the assets and liabilities related to InStar, American Residential Services and American Mechanical Services have been classified in the financial statement caption "discontinued operations" in all periods due to the sale of InStar in 2008 and the sale of American Residential Services and American Mechanical Services in 2006.

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

        Although ServiceMaster continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The Company refers to the operations of ServiceMaster for both the Predecessor and Successor periods. The consolidated statements of financial position as of December 31, 2008 and December 31, 2007 and the consolidated statements of operations, shareholder's equity and cash flows for the year ended December 31, 2008 and the period from July 25, 2007 to December 31, 2007 reflect the financial position, operations and cash flows of the Successor period. The consolidated statements of operations, shareholder's equity and cash flows for the period from January 1, 2007 to July 24, 2007 and the year ended December 31, 2006 reflect the operations and cash flows of the Predecessor period.

        As a result of the consummation of the Merger and the application of purchase accounting described in Note 3, the consolidated financial statements for the Predecessor and Successor are not comparable.

        Summary:    The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2008, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

        The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company purchases insurance from third-party insurance carriers. These policies typically incorporate significant deductibles or self-insured retentions. The Company is required to pay all claims that fall within the retention limits. In determining the Company's accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

        The Company does not amortize its goodwill or indefinite-lived intangible assets. The Company tests these assets for impairment, at a minimum, on an annual basis (October 1st) by applying a

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

fair-value based test. An impairment loss would be recorded if and when the Company determines that the estimated fair value is less than the book value. As permitted under SFAS 142, the Company carries forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote.

        Revenue:    Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contractual arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company's obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). Home warranty contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home warranty contracts and adjusts the estimates when appropriate. Revenue from trade name licensing arrangements is recognized when earned. The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were approximately $63.7 million, $24.1 million, $31.6 million, and $51.3 million for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007 and the year ended December 31, 2006, respectively. Consolidated operating income from continuing operations was approximately $197.8 million, $33.2 million, $143.9 million and $324.1 million for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007 and the year ended December 31, 2006. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of a franchise was immaterial to the Company's consolidated financial statements for all periods.

        The Company had $443 million and $408 million of deferred revenue at December 31, 2008 and 2007, respectively. Deferred revenue consists primarily of payments received for annual

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

contracts relating to home warranty, termite baiting, termite inspection, pest control and lawn care services.

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

        Advertising:    As discussed in the "Interim Reporting" note above, certain pre-season advertising costs are deferred and recognized approximately in proportion to the revenue over the year. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix and TruGreen LawnCare, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Advertising expense for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007 and the year ended December 31, 2006 was $151 million, $67 million, $75 million and $127 million, respectively.

        Inventory:    Inventories are recorded at the lower of cost (primarily on a weighted average cost basis) or market. The inventory primarily represents finished goods to be used on the customers' premises or sold to franchisees.

        Property and Equipment, Intangible Assets and Goodwill:    Buildings and equipment used in the business are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes. The estimated useful lives for building and improvements range from 10 to 40 years, while the estimated useful lives for equipment range from 3 to 10 years. Leasehold improvements relating to leased facilities are depreciated over the remaining life of the lease. Technology equipment as well as software and development have an estimated useful life of three to seven years. At December 31, 2008, intangible assets consisted primarily of goodwill ($3,094 million), trade names ($2,408 million) and other intangible assets ($560 million).

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

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a DCF analysis, a market-based comparable approach and a market-based transaction approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based comparable approach and relevant transaction multiples for the market-based transaction approach. The cash flows employed in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based comparable and transaction approaches utilize comparable company public trading values, comparable company historical results, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

        The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, selection of appropriate hypothetical royalty rates, estimating the amount and timing of estimated future cash flows attributable to the hypothetical royalty rates and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company's 2008 annual impairment analysis, which was performed as of October 1, 2008, did not result in any goodwill impairments, but did result in a non-cash pre-tax impairment on its trade names of $60.1 million. The impairment charge by business segment, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2008, is as follows (in millions):

	Balance as of December 31, 2007	Impairment	Other Activity	Balance as of December 31, 2008
TruGreen LawnCare	$783.6	$—	$—	$783.6
TruGreen LandCare	12.7	(1.4)	—	11.3
Terminix	891.6	(16.5)	—	875.1
American Home Shield	140.4	—	—	140.4
Other Operations & Headquarters(1)	639.9	(42.2)	—	597.7

Total	$2,468.2	$(60.1)	$—	$2,408.1

(1)
The Other Operations and Headquarters segment includes the following trade names: ServiceMaster, ServiceMaster Clean, Merry Maids, Furniture Medic and Amerispec.

        The aggregate impairment charge was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the allocation of purchase price pursuant to the Merger. Although the Company continues to project future growth in cash flows, such growth is lower than that estimated at the time the trade names were recorded pursuant to the Merger. Had the Company used a discount rate in assessing the impairment of its trade names that was 1% higher across all reporting units (holding all other assumptions unchanged) the Company would have recorded an additional impairment charge of approximately $340 million.

        The reduction in estimated future cash flows since the allocation of purchase price pursuant to the Merger reflects the impact of softer than anticipated consumer demand. In addition, the terminal growth rates used in the analyses for both the allocation of purchase price pursuant to the Merger and the October 1, 2008 impairment tests were the same and in line with historical U.S. gross domestic product growth rates.

        As a result of the trade name impairment taken in 2008, the carrying values of the Company's impaired trade names were re-set to their estimated fair values as of October 1, 2008. Consequently, any further decline in the estimated fair values of these trade names could result in

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

additional trade name impairments. Management has no reason to believe that any one reporting unit is more likely than any other to incur further impairments of its trade names. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2009 (i.e., during an interim period) if the Company's results of operations or other factors require such assets to be tested for impairment at an interim date.

        Fair Value of Financial Instruments and Credit Risk:    The year-end carrying amounts of receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The year-end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at year-end. The year-end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss), or, for certain unrealized losses, reported in interest and net investment income in the statements of operations if the decline in value is other than temporary. The carrying amount of total debt was $4,266 million and $4,131 million and the estimated fair value was approximately $2,166 million and $3,922 million at December 31, 2008 and 2007, respectively. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of December 31, 2008 and December 31, 2007.

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations.

        The Company has historically hedged approximately two-thirds of its annual fuel consumption of approximately 28 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", the Company's fuel hedges and interest rate swap agreements are classified as cash flow hedges and as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in other comprehensive income.

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

        Income Taxes:    The Company is included in the consolidated U.S. federal income tax return of Holdings. State and local returns are filed both on a separate company basis and on a combined

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

unitary basis with Holdings. Current and deferred income taxes are provided for on a separate company basis. The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." This Statement uses an asset and liability approach for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

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

Newly Issued Accounting Statements and Positions:

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurement". This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB approved FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are re-measured at least annually. SFAS No. 157 therefore is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are re-measured at least annually for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for fiscal years beginning after November 15, 2008. In October 2008, the FASB approved FASB Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"), which clarified the application of SFAS No. 157 in cases where the market for the asset is not active. FSP 157-3 was effective upon issuance. The Company considered the guidance provided by FSP 157-3 in the preparation of the accompanying financial statements. The Company has assessed the impact of this Statement to the Company's consolidated financial position, results of operations and cash flows. The Company has adopted this Statement for financial assets and liabilities (See Note 18). The Company does not expect the adoption of this Statement for non-financial assets and liabilities recognized at fair value on a nonrecurring basis to have a material effect on these consolidated financial statements.

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

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations". This Statement will significantly change the accounting for business combinations and is effective for business combinations finalized in fiscal years beginning after December 15, 2008. SFAS No. 141(R) changes the method for applying the accounting for business combinations in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. In addition, SFAS No. 141(R) requires that changes in the amount of acquired tax attributes be included in the Company's results of operations, rather than adjusting the allocated purchase price. SFAS No. 141(R) will be effective on January 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. While SFAS No. 141(R) applies only to business combinations with an acquisition date after its effective date, the amendments to SFAS No. 109, "Accounting for Income Taxes," with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties, will be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. The provisions of SFAS 141(R) will not impact the Company's consolidated financial statements for prior periods. The Company will adopt this standard during the first quarter of 2009. The Company expects that its adoption will reduce the Company's operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

        In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". This Statement establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company will apply the provisions of this standard in the first quarter of 2009. The Company does not expect that the adoption of this standard will have a material effect on these consolidated financial statements.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company intends to provide these disclosures beginning in the first quarter of 2009.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        In April 2008, the FASB approved FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on these consolidated financial statements.

Note 2. Acquisition of ServiceMaster

        As discussed in Note 1, the Merger was completed on July 24, 2007.

        Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by or affiliated with the Equity Sponsors.

        Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under the Interim Loan Facility, (ii) borrowings under a new $2,650 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under, the Revolving Credit Facility.

        In connection with the Transactions, ServiceMaster retired certain of its existing indebtedness, including the 2009 Notes. On the Closing Date, the 2009 Notes were called for redemption and they were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities to repay at maturity the 2007 Notes.

        The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into the Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009.

        See Note 14 for a description of the Company's indebtedness.

        Upon consummation of the Merger, ServiceMaster de-listed its shares of common stock from the New York Stock Exchange (the "NYSE") and deregistered under Section 12 of the Securities Exchange Act of 1934. The last day of trading of ServiceMaster common stock on the NYSE was July 24, 2007.

        The Company incurred certain costs related to the Merger that are presented as "Merger related charges" in the Consolidated Statements of Operations and are recorded in the Other Operations and Headquarters business segment. For the year ended December 31, 2008, the

Notes to the Consolidated Financial Statements (Continued)

Note 2. Acquisition of ServiceMaster (Continued)

Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007 and the year ended December 31, 2006, the Company recorded Merger related costs of $1.2 million ($0.6 million, after-tax), $0.8 million ($0.1 million, after-tax), $41.4 million ($34.7 million, after-tax) and $1.0 million ($0.1 million after-tax), respectively. The Merger related costs include investment banking, accounting, legal and other costs associated with the Merger.

Note 3. Purchase Accounting

        The Company accounted for the Merger in accordance with SFAS No. 141, "Business Combinations", which requires the cost of the Merger to be allocated to the assets and liabilities of the Company based on fair value. The Merger and the allocation of the purchase price have been recorded as of July 25, 2007.

        The sources and uses of funds in connection with the Transactions are summarized below (in millions):

Sources
Equity Sponsors contribution	$1,431
Senior unsecured interim loan facility	1,150
Senior secured term loan facility	2,650
Cash on hand	47

Total sources	$5,278

Uses
Purchase price	$4,758
Direct acquisition costs	138

Acquisition of ServiceMaster	4,896
Merger related charges	44
Debt issuance costs	99
Repayment of existing indebtedness	239

Total uses	$5,278

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

Notes to the Consolidated Financial Statements (Continued)

Note 3. Purchase Accounting (Continued)

        The final allocation of the purchase price is as follows:

(In millions)
Purchase consideration	$4,896
Net assets acquired (historical basis)	(1,262)

Purchase price in excess of historical assets	$3,634

Identifiable intangible assets:
Trade names	$2,484
Customer relationships	652
Franchise agreements	88
Backlog	68
Subcontractor and realtor network	10
Favorable lease commitments	10
Software	17

Total identifiable intangible assets	3,329
Eliminate historical basis of identifiable intangible assets	(249)

Net adjustment to identifiable intangible assets	3,080
Goodwill	1,372
Current assets (deferred customer acquisition costs)	(68)
Current liabilities (primarily deferred revenue)	94
Fixed assets	29
Fair value adjustment to existing debt	88
Other non-current liabilities	(5)
Historical debt issuance fees written off	(16)
Deferred taxes	(943)
Other	3

Allocation of purchase price in excess of historical assets	$3,634

        Goodwill and most trade names are indefinite-lived intangible assets. As a result, goodwill and indefinite-lived trade names will not be amortized but will be evaluated for impairment at least annually.

Notes to the Consolidated Financial Statements (Continued)

Note 3. Purchase Accounting (Continued)

        The following table summarizes the estimated useful lives of the finite lived intangible assets and the amortization expense recorded in the year ended December 31, 2008 and the Successor period July 25, 2007 to December 31, 2007:

		Amortization Expense
(In thousands)	Estimated useful life	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007
Trade names(1)	5 to 10 years	$2,720	$1,185
Customer relationships	1 to 8 years(2)	145,049	64,437
Franchise agreements	23 to 25 years(2)	11,147	5,121
Backlog	6 months	8,787	59,313
Sub-contractor and realtor network	7 to 10 years	1,252	545
Favorable lease commitments	5 years	2,247	1,005
Software	7 years	2,424	1,056

		$173,626	$132,662

    (1)
    Trade names with indefinite lives amounted to approximately $2,408 million and $2,468 million at December 31, 2008 and 2007, respectively. Trade names with finite lives amounted to approximately $10 million and $12 million, net of accumulated amortization, at December 31, 2008 and 2007, respectively.

    (2)
    Customer relationships and franchise agreements are amortized in proportion to the amount and timing of cash flows expected to be received over the anticipated period of the customer relationship or duration of the franchise agreement.

        The following pro forma results of operations assume that the Transactions had occurred at the beginning of the respective periods and include the impact of certain acquisition related items, such as: additional amortization of identified intangible assets, increased interest expense on acquisition debt, and the related income tax effects. Merger related charges are not included as they would have been incurred prior to the Transaction closing. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on that date, or of the results that may be obtained in the future.

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

Notes to the Consolidated Financial Statements (Continued)

Note 4. Business Segment Reporting (Continued)

        In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company's reportable segments are strategic business units that offer different services. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscaping services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home warranties to consumers that cover HVAC, plumbing and other home systems and appliances. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids, which provide primarily residential disaster restoration, commercial cleaning, carpet and upholstery cleaning, home inspection services, furniture repair and house cleaning services. The Other Operations and Headquarters segment also includes the Company's headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

        Information regarding the accounting policies used by the Company is described in Note 1. The Company derives substantially all of its revenue from customers and franchisees in the United States with less than two percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs. Identifiable assets are those used in carrying out the operations of the business unit and include intangible assets directly related to its operations.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Business Segment Reporting (Continued)

        Segment information for continuing operations is presented below.

  Business Segment Table

	Successor		Predecessor
(In thousands)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Operating Revenue:
TruGreen LawnCare	$1,094,730	$501,830	$597,147	$1,052,257
TruGreen LandCare	316,306	169,741	242,154	444,338
Terminix	1,093,922	445,760	645,700	1,075,481
American Home Shield	588,039	209,661	331,361	564,817
Other Operations and Headquarters	218,435	95,366	118,028	195,810

Total Operating Revenue	$3,311,432	$1,422,358	$1,934,390	$3,332,703

Operating Income (Loss):(1,2)
TruGreen LawnCare	$96,475	$42,156	$75,656	$157,695
TruGreen LandCare	1,385	(6,351)	(2,206)	(587)
Terminix	146,185	49,216	109,461	152,161
American Home Shield	23,806	(20,764)	35,582	62,780
Other Operations and Headquarters	(70,089)	(31,017)	(74,561)	(47,921)

Total Operating Income	$197,762	$33,240	$143,932	$324,128

Identifiable Assets:
TruGreen LawnCare	$2,168,190	$2,186,497		$932,584
TruGreen LandCare	150,348	168,419		93,575
Terminix	2,610,320	2,630,405		909,984
American Home Shield	985,192	1,107,535		593,293
Other Operations and Headquarters	1,579,165	1,455,730		485,430

Total Identifiable Assets(3)	$7,493,215	$7,548,586		$3,014,866

Depreciation & Amortization Expense:
TruGreen LawnCare	$87,957	$88,628	$8,552	$14,462
TruGreen LandCare	11,165	5,928	3,171	6,209
Terminix	60,199	28,543	10,596	14,433
American Home Shield	46,922	22,038	3,687	8,222
Other Operations and Headquarters	22,961	10,504	6,408	11,010

Total Depreciation & Amortization Expense(4)	$229,204	$155,641	$32,414	$54,336

Capital Expenditures:
TruGreen LawnCare	$54,269	$2,417	$6,353	$10,204
TruGreen LandCare	10,029	1,591	3,324	6,776
Terminix	11,930	5,128	9,050	14,928
American Home Shield	5,846	1,855	3,091	9,312
Other Operations and Headquarters	5,976	4,565	4,745	10,373

Total Capital Expenditures	$88,050	$15,556	$26,563	$51,593

Footnotes on following page.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Business Segment Reporting (Continued)

(1)
Presented below is a reconciliation of segment operating income to (loss) income from continuing operations before income taxes.

	Successor		Predecessor
(In thousands)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to July 24, 2007	Year Ended Dec. 31, 2006
Segment Operating Income	$197,762	$33,240	$143,932	$324,128
Non-operating expense (income):
Interest expense	347,231	177,938	31,643	61,341
Interest and net investment loss (income)	10,052	3,563	(28,624)	(25,942)
Minority interest and other expense, net	652	233	3,532	8,240

(Loss) Income from Continuing Operations before Income Taxes	$(160,173)	$(148,494)	$137,381	$280,489

(2)
As described in Note 1, the 2008 results include a non-cash impairment of trade names of $60.1 million to reduce the carrying value of trade names as a result of ServiceMaster's annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 for a summary of the trade name impairment charge by segment. The 2008 and 2007 results include restructuring charges for severance, as well as costs associated with Fast Forward, and payments for employee retention and severance related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $11.2 million for the year ended December 31, 2008, $26.0 million for the Successor period from July 25, 2007 to December 31, 2007 and $16.9 million for the Predecessor period from January 1, 2007 to July 24, 2007. The 2006 results include restructuring charges of $21.6 million for severance, as well as costs associated with Project Accelerate, and accruals for employee retention and severance to be paid in future periods that are related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois.

Restructuring charges by segment are presented below:

	Successor		Predecessor
(In thousands)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Restructuring charges:
TruGreen LawnCare	$315	$405	$—	$—
TruGreen LandCare	337	7,920	—	—
Terminix	57	76	—	—
American Home Shield	729	5,874	—	—
Other Operations and Headquarters	9,808	11,741	16,919	21,648

Total Restructuring charges	$11,246	$26,016	$16,919	$21,648

Notes to the Consolidated Financial Statements (Continued)

Note 4. Business Segment Reporting (Continued)

The 2008 and 2007 results also include merger charges related to the purchase of ServiceMaster by a group of investors led by Clayton, Dubilier & Rice, Inc. The merger related charges totaled $1.2 million for the year ended December 31, 2008, $0.8 million for the Successor period from July 25, 2007 to December 31, 2007, $41.4 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $1.0 million for the year ended December 31, 2006. All merger charges are included in the Other Operations and Headquarters segment.

(3)
Assets of discontinued operations are not included in the business segment table.

(4)
There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to the consolidated totals. Amortization of debt issue costs is not included in the business segment table.

        The Other Operations and Headquarters segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company's headquarters function. The ServiceMaster Clean and Merry Maids franchise operations reported combined revenue of $212 million for the year ended December 31, 2008, $92 million for the Successor period from July 25, 2007 to December 31, 2007, $114 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $189 million for the year ended December 31, 2006. The ServiceMaster Clean and Merry Maids franchise operations reported combined operating income of $30 million for the year ended December 31, 2008, $21 million for the Successor period from July 25, 2007 to December 31, 2007, $33 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $55 million for the year ended December 31, 2006.

        See Note 5 for information relating to segment goodwill.

Note 5. Goodwill and Intangible Assets

        In accordance with SFAS 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As described in Note 1, the 2008 results include a non-cash impairment of trade names of $60.1 million to reduce the carrying value of trade names as a result of ServiceMaster's annual impairment testing of goodwill and indefinite-lived intangible assets. No impairment of goodwill was recorded as a result of this review.

        During the year ended December 31, 2008, the increase in goodwill and other intangible assets relates primarily to tuck-in acquisitions completed throughout the period by Terminix and TruGreen LawnCare. During the Successor period from July 25, 2007 to December 31, 2007, the increase in goodwill and other intangible assets resulted principally from the Merger as discussed in Notes 2 and 3. The remaining increase in goodwill and other intangible assets in the Successor period from July 25, 2007 to December 31, 2007 relates primarily to tuck-in acquisitions completed throughout the period by Terminix and TruGreen LawnCare. During the fourth quarter of 2007, a goodwill impairment charge of $12.9 million ($8.8 million after-tax) was recorded in the Other Operations and Headquarters segment associated with the InStar reporting unit, which was disposed of in 2008 as further discussed in Note 8.

        During the Predecessor period from January 1, 2007 to July 24, 2007, the increase in goodwill and other intangibles relates primarily to tuck-in acquisitions completed throughout the period by Terminix and TruGreen LawnCare.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets (Continued)

        The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total
Balance at Dec. 31, 2006 (Predecessor)	$740,249	$—	$705,869	$86,918	$84,609	$1,617,645
Acquisitions	13,876	—	10,262	—	1,860	25,998
Other(1)	—	—	—	(2,560)	2,560	—

Balance at July 24, 2007 (Predecessor)	754,125	—	716,131	84,358	89,029	1,643,643
Change in Goodwill due to Merger(2)	385,063	48,676	599,954	265,872	95,854	1,395,419
Acquisitions	4,851	—	8,268	—	768	13,887
Other(3)	(369)	(804)	(400)	(151)	(1,302)	(3,026)

Balance at Dec. 31, 2007 (Successor)	1,143,670	47,872	1,323,953	350,079	184,349	3,049,923
Acquisitions	21,447	—	33,529	—	2,302	57,278
Other(3)	(3,610)	(2,090)	(4,683)	(1,770)	(1,139)	(13,292)

Balance at Dec. 31, 2008 (Successor)	$1,161,507	$45,782	$1,352,799	$348,309	$185,512	$3,093,909

(1)
In the Predecessor period from January 1, 2007 to July 24, 2007, the AmeriSpec business was transferred from the American Home Shield segment to the Other Operations & Headquarters segment.

(2)
Excludes the impact of the Merger on the goodwill of the InStar reporting unit, which was a part of the Other Operations & Headquarters segment prior to being classified as held for sale.

(3)
Reflects the impact of the resolution of certain tax items, the impact of the amortization of tax deductible goodwill and the adjustments to the preliminary purchase price allocation related to the merger.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets (Continued)

        The table below summarizes the other intangible asset balances for continuing operations:

	December 31, 2008			December 31, 2007
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,408,100	$—	$2,408,100	$2,468,200	$—	$2,468,200
Customer relationships	660,677	(209,485)	451,192	644,220	(64,436)	579,784
Franchise agreements	88,000	(16,270)	71,730	88,000	(5,123)	82,877
Other	49,395	(12,433)	36,962	117,495	(63,103)	54,392

Total	$3,206,172	$(238,188)	$2,967,984	$3,317,915	$(132,662)	$3,185,253

(1)
Not subject to amortization.

        Amortization expense of $174 million, $133 million, $5 million and $7 million was recorded in the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007 and the year ended December 31, 2006, respectively. For the existing intangible assets, the Company anticipates amortization expense of $161 million, $133 million, $83 million, $54 million and $41 million in 2009, 2010, 2011, 2012 and 2013 respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $0.8 million increase in the liability for certain tax items and a corresponding reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2008 and 2007, the Company has $14.2 million and $13.3 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes ("unrecognized tax benefits"). Included in the balance of unrecognized tax benefits at December 31, 2007 were $0.4 million of tax benefits that, if recognized, would have affected the effective tax rate and $12.9 million that would have been recorded as a purchase accounting adjustment to goodwill. As noted earlier, the FASB issued FAS 141(R) in December 2007 and is effective for fiscal years beginning after December 15, 2008. Under FAS 141(R), the reversal of pre-acquisition FIN 48 liabilities will no longer be recorded as an adjustment to goodwill. At December 31, 2008, $14.2 million of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Successor		Predecessor
(In millions)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31,2007	Jan. 1, 2007 to Jul. 24, 2007
Gross unrecognized tax benefits at beginning of period	13.3	15.9	18.4
Increases in tax positions for prior years	3.6	—	—
Decreases in tax positions for prior years	(3.1)	(1.4)	(0.1)
Increases in tax positions for current year	1.3	0.5	2.9
Settlements	—	(1.2)	—
Lapse in statute of limitations	(0.9)	(0.5)	(5.3)

Gross unrecognized tax benefits at end of period	14.2	13.3	15.9

        Up to $5.1 million of the Company's unrecognized tax benefits could be recognized within the next twelve months. As a result of the closing of certain federal and state audits and the expiration of statutes of limitation, the Company recognized approximately $4.0 million of its unrecognized tax benefits during the year ended December 31, 2008.

        The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the United States Internal Revenue Service ("IRS") through its short period return ended July 24, 2007, and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2001.

        In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, the Company participates in the IRS's Compliance Assurance Process whereby its U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed by the Company through the period ended July 24, 2007, have been audited by the IRS. In the second quarter and the fourth quarter of 2008, the IRS completed the audits of the Company's tax returns for 2006 and July 24, 2007, respectively, with no adjustments or additional payments. The IRS commenced examinations of the Company's U.S. federal income tax returns for 2008 in the first quarter of 2008. The examination is anticipated to be completed by the end of 2009. Four state tax authorities are in the

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

process of auditing state income tax returns of various subsidiaries. One state audit is at the appeals level.

        The Company's policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the year ended December 31, 2008, the Company recognized interest expense of $0.9 million and penalties of $0.4 million through the tax provision. As of December 31, 2008, the Company had accrued for the payment of interest and penalties of approximately $3.7 million. During the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, the Company recognized interest income of approximately $0.3 million and $0.8 million, respectively, through the tax provision, primarily as a result of the expiration of the statutes of limitation on certain tax positions and favorable state audit settlements. As of December 31, 2007, the Company had accrued for the payment of interest and penalties of approximately $2.4 million.

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's effective income tax rate for continuing operations is as follows:

	Successor		Predecessor
	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	2006
Tax at U.S. federal statutory rate	(35.0)%	(35.0)%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	2.0	(0.8)	4.3	3.5
Tax credits	(1.3)	(0.6)	(0.8)	(0.7)
State NOL not previously recorded	—	—	—	(2.0)
Change in Valuation Allowance	5.2	—	—	—
Other, including reserves and permanent items	5.2	1.3	(0.9)	(1.9)

Effective rate	(23.9)%	(35.1)%	37.6%	33.9%

        The effective tax rate for discontinued operations for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 was a tax benefit of 39.3%, 31.8% and 40.1%, respectively. The effective tax rate for discontinued operations was a tax benefit of 5.8% in 2006 (which included the impact of non-deductible goodwill).

        Income tax expense from continuing operations is as follows:

	Successor 2008
(In thousands)	Current	Deferred	Total
U.S. federal	$—	$(45,159)	$(45,159)
State and local	11,958	(5,099)	6,859

	$11,958	$(50,258)	$(38,300)

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

	Predecessor period from Jul. 25, 2007 to Dec. 31, 2007
	Current	Deferred	Total
U.S. federal	$17,111	$(67,831)	$(50,720)
State and local	493	(1,955)	(1,462)

	$17,604	$(69,786)	$(52,182)

	Predecessor period From Jan. 1, 2007 to Jul. 24, 2007
	Current	Deferred	Total
U.S. federal	$19,687	$28,205	$47,892
State and local	1,562	2,238	3,800

	$21,249	$30,443	$51,692

	Predecessor 2006
	Current	Deferred	Total
U.S. federal	$70,244	$20,825	$91,069
State and local	3,190	946	4,136

	$73,434	$21,771	$95,205

        Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company's accruals and certain net operating loss carryforwards. Management believes that, based upon its history of profitable operations, it is more-likely-than-not that its deferred tax assets will be realized, primarily from the generation of future taxable income. The deferred tax liability is primarily attributable to the basis differences related to intangible assets.

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        Significant components of the Company's deferred tax balances are as follows:

	Successor
(In thousands)	Dec. 31, 2008	Dec. 31, 2007
Deferred tax assets (liabilities):
Current:
Prepaid expenses	$(14,077)	$(10,203)
Receivables allowances	13,103	14,382
Accrued insurance expenses	11,638	10,618
Current reserves	7,395	15,497
Accrued expenses and other	24,886	17,883

Total current asset	42,945	48,177

Long-Term:
Intangible assets(1)	(1,104,021)	(1,142,715)
Accrued insurance expenses	5,399	5,589
Net operating loss and tax credit carryforwards	117,696	83,034
Other long-term obligations	16,054	(16,377)

	(964,872)	(1,070,469)
Less valuation allowance	(16,874)	(9,031)

Total long-term liability	(981,746)	(1,079,500)

Net deferred tax liability	$(938,801)	$(1,031,323)

    (1)
    The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The majority of this liability will not actually be paid until a business unit of the Company is sold.

        At December 31, 2008, the Company had deferred tax assets, net of valuation allowances, of $97.7 million for federal and state net operating loss carryforwards which expire at various dates up to 2028. The Company also had deferred tax assets, net of valuation allowances, of $6.7 million for federal and state credit carryforwards which expire at various dates up to 2028.

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

Current Year

        During the year ended December 31, 2008, the Company completed several lawn care and pest control acquisitions, along with several Merry Maids' franchise acquisitions, for a total net purchase price of $74.2 million. Related to these acquisitions, the Company recorded goodwill of approximately $57.3 million and other intangibles of approximately $16.4 million.

Notes to the Consolidated Financial Statements (Continued)

Note 7. Acquisitions (Continued)

Prior Years

        During the Successor period from July 25, 2007 to December 31, 2007, the Company completed several lawn care and pest control acquisitions for a total net purchase price of $17.9 million. Related to these acquisitions, the Company recorded goodwill of approximately $13.9 million and other intangible assets of $3.6 million.

        During the Predecessor period from January 1, 2007 to July 25, 2007, the Company completed several lawn care and pest control tuck-in acquisitions, along with several Merry Maids' franchise acquisitions, for a total net purchase price of $31.6 million. Related to these acquisitions, the Company recorded goodwill of approximately $26.0 million and other intangible assets of $5.9 million.

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

Cash Flow Information for Acquisitions

        Supplemental cash flow information regarding the Company's acquisitions, excluding the Merger, is as follows:

	Successor		Predecessor
(In thousands)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Purchase price	$80,729	$18,809	$36,061	$196,891
Less liabilities assumed	(6,503)	(939)	(4,452)	(29,955)

Net purchase price	$74,226	$17,870	$31,609	$166,936

Net cash paid for acquisitions	$60,764	$14,889	$25,460	$143,406
Value of shares issued	—	—	753	9,270
Seller financed debt	13,462	2,981	5,396	14,260

Payment for acquisitions	$74,226	$17,870	$31,609	$166,936

Notes to the Consolidated Financial Statements (Continued)

Note 8. Discontinued Operations

Current Year Dispositions

        During the third quarter of 2008, the Company completed the sale of InStar for $22.0 million, with the payment of $3.0 million of that amount deferred until November 2011. During the second quarter of 2008, the Company recorded a pre-tax impairment charge of $6.3 million as a result of a change in our fair value estimate of InStar's net assets based on changing market conditions and the ongoing sales process. Upon the sale of InStar the Company recorded a loss on sale, net of tax, of $0.5 million.

        In the fourth quarter of 2007, management of the Company concluded that InStar did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. InStar provides disaster response and reconstruction services to primarily commercial customers and was previously reported as part of the Company's Other Operations and Headquarters segment. As a result of the decision to sell this business, an $18.1 million impairment charge ($12.3 million, net of tax) was recorded in "loss from discontinued operations, net of income taxes" in the fourth quarter of 2007 to reduce the carrying value of InStar's long-lived assets to their fair value less cost to sell in accordance with the provisions of SFAS 144. This charge was in addition to a $12.9 million ($8.8 million, net of tax) goodwill impairment charge recorded in 2007.

        The assets of discontinued operations balance at December 31, 2007 includes approximately $42.0 million of InStar receivables.

Prior Year Dispositions

        In the third quarter of 2006, the Company completed the sales of ARS and AMS generating gross cash proceeds of approximately $115 million, which was used to reduce outstanding debt balances. The results of the ARS/AMS operations, which provide HVAC, plumbing and electrical installation and repair, have been reported within the financial statement caption "loss from discontinued operations, net of income taxes" for all periods. During the first quarter of 2006, the Company recorded a $42 million ($25 million net of tax) impairment charge for expected losses on the disposition of certain ARS/AMS properties held pending sale. Related to the sales of the ARS and AMS businesses, the Company recorded a loss on sale, net of tax, of $0.5 million.

Notes to the Consolidated Financial Statements (Continued)

Note 8. Discontinued Operations (Continued)

Financial Information for Discontinued Operations

        Reported "loss from discontinued operations, net of income taxes" for all periods presented include the operating results of the sold businesses noted above. The operating results and financial position of discontinued operations are as follows:

	Successor		Predecessor
(In thousands)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Operating Results:
Operating revenue	$50,909	$30,994	$43,413	$615,271
Operating income	(215)	(8,833)	(7,617)	16,509
Interest expense	(73)	(34)	(38)	(55)
Impairment charge	(6,317)	(31,006)	—	(42,000)

Pre-tax income (loss)	(6,605)	(39,873)	(7,655)	(25,546)
Provision (benefit) for income taxes	(2,618)	(12,665)	(3,067)	(10,456)
Loss on sale, net of tax	(539)	—	—	(495)

Loss from discontinued operations	$(4,526)	$(27,208)	$(4,588)	$(15,585)

	Successor
	Dec. 31, 2008	Dec. 31, 2007
Financial Position:
Current assets	$412	$42,474
Long-term assets	—	—

Total assets	$412	$42,474

Current liabilities	$4,870	$12,983
Long-term liabilities	4,077	7,765

Total liabilities	$8,947	$20,748

        The table below summarizes the activity during the year ended December 31, 2008 for the remaining liabilities from operations that were discontinued in years prior to 2008. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at Dec. 31, 2007	Cash Payments or Other	(Income)/ Expense	Balance at Dec. 31, 2008
Remaining liabilities of discontinued operations:
ARS/AMS	$2,384	$(738)	$685	$2,331
LandCare Construction	1,257	(496)	108	869
LandCare utility line clearing business	1,350	(251)	—	1,099
Certified Systems, Inc. and other	6,721	107	(3,270)	3,558

	$11,712	$(1,378)	$(2,477)	$7,857

Notes to the Consolidated Financial Statements (Continued)

Note 9. Restructuring Charges

        The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions known as Fast Forward. Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company's work processes around its operational and strategic objectives. Fast Forward is being implemented in phases. The first phase involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield's call center located in Santa Rosa, California. The second phase includes the organization of certain corporate support functions into centers of excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings.

        In connection with Fast Forward, the Company incurred costs of approximately $10.5 million ($6.4 million after-tax) and $9.8 million ($6.0 million after-tax) for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007, respectively. Such costs include lease termination and other costs related to closing the Santa Rosa call center of approximately $0.5 million and $3.7 million for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007, respectively; and severance and other costs of approximately $10.0 million and $6.1 million for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007, respectively.

        The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is underway. As part of the second phase of Fast Forward, on December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008 and the services are expected to be phased in over a six month period. In connection with the agreement, the Company expects to eliminate approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company expects to incur charges related to, among other things, employee retention and severance costs and transition fees paid to IBM. Almost all charges related to the agreement will be cash charges, and, in accordance with GAAP, these costs will be expensed throughout the transition period.

        The Company expects that it will incur additional costs in order to implement the second phase of Fast Forward but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays.

        The results for the Successor period ended December 31, 2007 and the Predecessor period ended July 24, 2007 include restructuring charges related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and, in accordance with GAAP, these costs were expensed throughout the transition period. In the Successor period from July 25, 2007 to December 31, 2007, the Company recognized charges of approximately $8.3 million ($5.1 million after-tax), which consisted of $6.0 million of employee retention and severance and $2.3 million of recruiting and related costs. In the Predecessor period from January 1, 2007 to July 24, 2007, the Company recognized charges of approximately $16.9 million ($10.7 million after-tax), which consisted of $12.8 million of employee retention and severance and

Notes to the Consolidated Financial Statements (Continued)

Note 9. Restructuring Charges (Continued)

$4.1 million of recruiting and related costs. During the year ended December 31, 2008, the Company recorded additional expense of $0.4 million ($0.2 million after-tax) relating to this relocation, which includes additional severance and other costs.

        The restructuring charges for the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007 also included approximately $0.3 million ($0.2 million after-tax) and $7.9 million ($4.8 million after-tax), respectively, of charges, primarily severance costs, related to organizational changes made within the TruGreen LandCare operations.

        The 2006 aggregate restructuring charges totaled $21.6 million ($6.9 million after-tax). The after-tax impact of the restructuring charges includes approximately $6 million of non-recurring net operating loss carryforward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in Memphis, Tennessee. The 2006 aggregate restructuring charges were comprised of the following:

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

        The Company incurred Merger related expenses totaling $1.2 million ($0.6 million after-tax) for the year ended December 31, 2008, $0.8 million ($0.1 million after-tax) for the Successor period from July 25, 2007 to December 31, 2007, $41.4 million ($34.7 million after-tax) for the Predecessor period from January 1, 2007 to July 24, 2007 and $1.0 million ($0.1 million after-tax) for the year ended December 31, 2006. These Merger related charges include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

        The Company has change in control severance agreements with certain of its officers. These agreements generally provide, among other things, for severance pay and other benefits to the officer if, within two years following a change in control of ServiceMaster, the officer's employment is terminated by the Company other than for cause or is terminated by the officer for good reason. The consummation of the Merger constituted a change of control for purposes of these agreements. The financial results for years ended December 31, 2008 and 2007 include severance and retention costs for certain officers in the Company's Downers Grove, Illinois office whose employment was terminated due to the consolidation of the corporate headquarters into the Memphis, Tennessee operations support center. The consummation of the Merger resulted in additional severance costs and other benefits that were due under the change in control severance agreements for these officers. These additional costs, as well as change in control severance costs and other benefits due to certain terminated officers of the Company's Memphis, Tennessee operations support center totaled $45.4 million pre-tax, which is not included in the statements of operations and is reflected as a cost of the acquisition as presented in Notes 2 and 3. These costs are incremental to the costs described in the preceding paragraph. Approximately $23.6 million and $21.8 million of change in control severance costs were paid in the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 10. Commitments and Contingencies

        The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

        Rental expense for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007, and the year ended December 31, 2006 was $139 million, $72 million, $97 million and $172 million, respectively. Future long-term non-cancelable operating lease payments are approximately $70 million in 2009, $53 million in 2010, $39 million in 2011, $28 million in 2012, $19 million in 2013, and $44 million in 2014 and thereafter.

        The majority of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve month term, and then are month-to-month. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At December 31, 2008, there was approximately $110 million of residual value relating to the Company's fleet and equipment leases. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. At December 31, 2008, the Company has recorded the estimated fair value of this guarantee of approximately $2 million in the Consolidated Statements of Financial Position.

        The Company maintains lease facilities with banks totaling $65 million, which provide for the financing of branch properties to be leased by the Company. At December 31, 2008, approximately $65 million was funded under these facilities. Approximately $12 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of December 31, 2008. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At December 31, 2008, the Company's residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee of approximately $0.1 million in the Consolidated Statements of Financial Position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

        Certain of the Company's assets, including certain branch properties discussed above, a call center facility, and equipment, are leased under capital leases with approximately $21.2 million in remaining lease obligations as of December 31, 2008. Future lease payments under capital leases are approximately $1.8 million in 2009, $14.5 million in 2010, $1.7 million in 2011, $0.9 million in 2012, and $0.5 million in 2013, and $1.8 million in 2014 and thereafter.

        In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, the Company does not expect these guarantees and indemnifications to have a material effect on the Company's business, financial condition, annual results of operations or cash flows.

Notes to the Consolidated Financial Statements (Continued)

Note 10. Commitments and Contingencies (Continued)

        The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company purchases insurance from third-party insurance carriers. These policies typically incorporate significant deductibles or self-insured retentions. The Company is required to pay all claims that fall within the retention limits. As of December 31, 2008 and 2007, the Company had accrued self-insured claims of $146 million and $159 million, respectively. During the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007 and the year ended December 31, 2006, the Company recorded provisions for uninsured claims totaling $36 million, $21 million, $29 million and $53 million, respectively, and the Company paid claims totaling $49 million, $23 million, $33 million and $61 million, respectively. In determining the Company's accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

        The Company has guarantees on certain bonds issued by divested companies, primarily performance type bonds. The maximum payments the Company could be required to make if the buyers of the divested companies are unable to fulfill their obligations is approximately $0.7 million at December 31, 2008. Substantially all of the bonds are scheduled to expire in 2009, but may be extended depending on the completion of the related projects. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company's business, financial condition, annual results of operations or cash flows.

        In the ordinary course of conducting its business activities, the Company becomes involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include general and commercial liability and employment actions as well as environmental proceedings. The Company does not expect any of these proceedings to

Notes to the Consolidated Financial Statements (Continued)

Note 10. Commitments and Contingencies (Continued)

have a material effect on the Company's business, financial condition, annual results of operations or cash flows.

Note 11. Related Party Transactions

        In connection with the Transactions, the Company paid the Equity Sponsors and certain affiliates thereof approximately $80 million in fees and expenses for financial and transaction structuring advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. The amount has been included in the purchase price of the Merger. Also in connection with the Transactions, the Company entered into the Consulting Agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2 million. This fee is payable quarterly. The Company recorded a management fee of $2 million for the year ended December 31, 2008 and $0.9 million for the Successor period from July 25, 2007 to December 31, 2007. The Consulting Agreement also provides that CD&R may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions.

        The Company was advised by Holdings that, during the year ended December 31, 2008, Holdings completed open market purchases of $54.0 million in face value of our Permanent Notes for a cost of $16.9 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. Interest accrued by the Company and payable to Holdings as of December 31, 2008 amounted to $0.4 million. There were no interest payments by the Company to Holdings in 2008.

        The Company was advised by Holdings that during January 2009, Holdings completed additional open market purchases of $11.0 million in face value of our Permanent Notes for a cost of $4.5 million.

Note 12. Employee Benefit Plans

        Effective January 2, 2007, the Company approved a new long-term incentive plan (the "LTIP") designed to reward certain employees based on the accumulated three year Company financial performance against pre-tax income and revenue goals. Pursuant to the LTIP, the awards will be paid out in cash at the end of a three year performance period. The costs of the awards are recognized over the performance period and are included in selling and administrative expense in the consolidated statements of operations. Compensation expense related to the LTIP was $1.7 million for the year ended December 31, 2008, $1.5 million for the Successor period from July 25, 2007 to December 31, 2007 and $1.9 million for the Predecessor period from January 1, 2007 to July 24, 2007.

        Discretionary contributions to qualified profit sharing and non-qualified deferred compensation plans were made in the amount of $14.0 million for the year ended December 31, 2008, $3.5 million for the Successor period from July 25, 2007 to December 31, 2007, $5.8 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $10.2 million for the year ended December 31, 2006. Under the Employee Share Purchase Plan, the Company contributed $0.2 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $0.9 million for the year ended December 31, 2006. These funds defrayed part of the cost of the shares purchased by employees. The Employee Share Purchase Plan was terminated in conjunction with the Merger.

Notes to the Consolidated Financial Statements (Continued)

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

Note 14. Long-Term Debt

        Long-term debt at December 31, 2008 and December 31, 2007 is summarized in the following table:

	Successor
(In thousands)	2008	2007
Senior secured term loan facility maturing in 2014	$2,610,250	$2,636,750
Senior unsecured interim loan facility maturing in 2008	—	1,150,000
10.75% /11.50% senior toggle notes maturing in 2015	1,150,000	—
Revolving credit facility maturing in 2013	165,000	—
7.10% notes maturing in 2018(1)	61,698	59,772
7.45% notes maturing in 2027(1)	145,215	142,457
7.25% notes maturing in 2038(1)	59,016	58,206
Other	74,913	83,626
Less current portion	(221,269)	(53,564)

Total long-term debt	$4,044,823	$4,077,247

    (1)
    The increase in the balance from 2007 to 2008 reflects the amortization of fair value adjustments related to purchase accounting which effectively increases the stated coupon interest rates.

        In connection with the completion of the Transactions, the Company (i) entered into the Senior Term Loan Facility, (ii) entered into a new $1.15 billion senior unsecured interim loan facility, (iii) entered into the Revolving Credit Facility and (iv) entered into a new synthetic letter of credit facility in an aggregate principal amount of $150 million. Additionally, the Company repaid certain of its existing indebtedness, including the 2009 Notes. The 2009 Notes were called for redemption on the Closing Date and were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities described and defined below to repay at maturity the 2007 Notes. The debt issuance costs related to the Merger have been capitalized and these costs are being amortized to interest expense over the terms of the underlying debt instruments.

(a)
Term Facilities

        On the Closing Date, in connection with the completion of the Merger, Acquisition Co. entered into the Term Facilities. The rights and obligations of Acquisition Co. under the Term Facilities were assumed by ServiceMaster on the Closing Date of the Merger.

        The Term Facilities consist of (1) the Senior Term Loan Facility providing for term loans in an aggregate principal amount of $2.65 billion, and (2) a pre-funded synthetic letter of credit facility in an aggregate principal amount of $150 million. As of December 31, 2008, the Company had issued approximately $150 million of letters of credit, resulting in unused commitments under the synthetic letter of credit facility of approximately $0 million.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Long-Term Debt (Continued)

        The Term Facilities will mature on July 24, 2014. The interest rates applicable to the loans under the Term Facilities are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of December 31, 2008—2.50%), or (ii) an alternate base rate, plus a borrowing margin (as of December 31, 2008—1.50%). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Term Facilities agreement) for the previous fiscal quarter.

        In August 2007, the Company entered into three, 3-year interest rate swap agreements, effective September 4, 2007. The total notional amount of the agreements was $530 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 5.05% on the $530 million notional amount and the Company will receive a floating rate of interest (based on the one month LIBOR) on the notional amount. Therefore, the effective interest rate for $530 million of the term loans is fixed at approximately 7.55%, including the borrowing margin described above as of December 31, 2008.

        In February 2008, the Company entered into two, 3-year interest rate swap agreements and one 4-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the 3-year agreements was $250 million and the total notional amount of the 4-year swap agreement was $250 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.15% on the $250 million notional amount of 3-year swap agreements and 3.48% on the 4-year swap agreement. The Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, the effective interest rate for $500 million of the term loans is fixed at a rate between 5.65% and 5.98%, including the borrowing margin as of December 31, 2008.

        In August 2008, the Company entered into two 3-year interest rate swap agreements effective September 2, 2008. The total notional amount of the swap agreements was $200 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of approximately 3.83% on the $200 million notional amount of the swap agreements. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200 million of the term loans is fixed at a rate of approximately 6.33%, including the borrowing margin as of December 31, 2008.

        In September 2008, the Company entered into a 4-year interest rate swap agreement effective October 1, 2008. The notional amount of the swap agreement was $200 million. Under the terms of the agreement, the Company will pay a weighted average fixed rate of interest of 3.53% on the $200 million notional amount of the swap agreement. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200 million of the term loans is fixed at a rate of approximately 6.03%, including the borrowing margin as of December 31, 2008.

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

Notes to the Consolidated Financial Statements (Continued)

Note 14. Long-Term Debt (Continued)

(b)
10.75%/11.50% Senior Toggle Notes

        On the Closing Date, in connection with the completion of the Merger, Acquisition Co. entered into the Interim Loan Facility. The rights and obligations of Acquisition Co. under the Interim Loan Facility were assumed by ServiceMaster on the Closing Date of the Merger.

        The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted into Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009.

        Pursuant to the refinancing indenture, ServiceMaster may, at its option prior to the start of any six month interest period through July 2011, elect to pay Cash Interest, PIK Interest, or 50% as Cash Interest and 50% as PIK Interest. Cash Interest will accrue on the Permanent Notes at a rate per annum equal to 10.75%. PIK Interest will accrue on the Permanent Notes at a rate per annum equal to 11.50%. If we elect to pay PIK Interest, we will increase the principal amount of the notes in an amount equal to the amount of PIK Interest payable for the applicable payment period to the holders of the Permanent Notes on the relevant record date. All interest payments due through January 2009 were paid entirely as Cash Interest. The Company has elected to pay all interest payable in 2009 entirely as Cash Interest.

        The Permanent Notes are senior unsecured obligations of ours and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The Permanent Notes are guaranteed by certain of our subsidiaries on a senior unsecured basis. The subsidiary guarantees are general unsecured senior obligations of the subsidiary guarantors and rank equally in right of payment with all of the existing and future senior unsecured indebtedness of our non-guarantor subsidiaries. The Permanent Notes are effectively junior to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

        During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company expects to record a gain on debt extinguishment of approximately $48.0 million in its condensed consolidated statement of operations for the first quarter of 2009 related to these retirements.

(c)
Revolving Credit Facility

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster entered into the Revolving Credit Facility. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit of up to a maximum aggregate principal amount of $500 million. The Revolving Credit Facility limits outstanding letters of credit to $75 million. There was $165 million and $0 million of revolving loans outstanding under the Revolving Credit Facility on December 31, 2008 and 2007, respectively. There was $16 million and $0 million of letters of credit outstanding under the Revolving Credit Facility on December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had $319 million of remaining capacity available under the Revolving Credit Facility.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Long-Term Debt (Continued)

        The final maturity date of the Revolving Credit Facility is July 24, 2013. The interest rates applicable to the loans under the Revolving Credit Facility will be based on a fluctuating rate of interest measured by reference to either, at the borrower's option, (1) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of December 31, 2008—2.50%), or (2) an alternate base rate, plus a borrowing margin (as of December 31, 2008—1.50%). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Revolving Credit Agreement) for the previous fiscal quarter.

        The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2008.

        Cash interest payments were $270 million for the year ended December 31, 2008, $141 million for the Successor period from July 25, 2007 to December 31, 2007, $27 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $57 million for the year ended December 31, 2006. Future scheduled long-term debt payments are $221 million in 2009 (average rate of 3.2 percent), $53 million in 2010 (average rate of 5.1 percent), $36 million in 2011 (average rate of 3.9 percent), $31 million in 2012 (average rate of 3.7 percent) and $29 million in 2013 (average rate of 3.3 percent). The scheduled long-term debt payments of $221 million in 2009 include the repayment of $165 million borrowed under the Revolving Credit Facility and $10 million transferred under the Company's accounts receivable securitization arrangement.

Note 15. Cash and Marketable Securities

        Cash, money market funds and certificates of deposits, with maturities of three months or less, are included in the Statements of Financial Position caption "Cash and Cash Equivalents." As of December 31, 2008 and 2007, the Company's investments consist primarily of domestic publicly traded debt of $90.1 million and $130.6 million, respectively, and common equity securities of $43.0 million and $137.2 million, respectively.

        The aggregate market value of the Company's short-term and long-term investments in debt and equity securities was $133.1 million and $267.8 million, and the aggregate cost basis was $134.9 million and $260.8 million at December 31, 2008 and 2007, respectively.

        Interest and dividend income received on cash and marketable securities was $13 million for the year ended December 31, 2008, $12 million for the Successor period from July 25, 2007 to December 31, 2007, $28 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $26 million for the year ended December 31, 2006. Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The Company recorded an impairment charge of approximately $16.5 million ($12.6 million after-tax) for the year ended December 31, 2008, $10.9 million ($7.1 million after-tax) for the Successor period from July 25, 2007 to December 31, 2007, $0.9 million ($0.6 million after-tax) for the Predecessor period January 1, 2007 to July 24, 2007 and $2.4 million ($1.6 million after-tax) for the year ended December 31, 2006 due to other than temporary declines in the value

Notes to the Consolidated Financial Statements (Continued)

Note 15. Cash and Marketable Securities (Continued)

of certain investments. The unrealized gains in the investment portfolio were approximately $4.2 million and $8.4 million as of December 31, 2008 and 2007, respectively. Unrealized losses were approximately $6.0 million and $1.4 million as of December 31, 2008 and 2007, respectively. The portion of unrealized losses which had been in a loss position for more than one year at December 31, 2008 was $0.4 million. There were no unrealized losses which had been in a loss position for more than one year at December 31, 2007. The portion of unrealized losses which had been in a loss position for more than one year at December 31, 2006 was less than $2 million. The aggregate fair value of the investments with unrealized losses totaled $26.8 million and $20.4 million at December 31, 2008 and 2007, respectively, and consist primarily of corporate bonds and common equity securities.

Note 16. Receivable Sales

        The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix sell certain eligible trade accounts receivable to Funding, the Company's wholly-owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement ("Purchasers"). The amount of the eligible receivables varies during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

        The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company may be reduced or eliminated. This Purchaser did not exercise its right to terminate its participation in the arrangement during 2008.

        During the third quarter of 2008, Funding transferred a $10 million interest in the pool of accounts receivable to a Purchaser to increase our cash position to preserve our financial flexibility in light of the uncertainty in the credit and financial markets. During the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, there were no transfers of interests in the pool of accounts receivables to Purchasers under this arrangement. As of December 31, 2008, the Company had $26 million of remaining capacity available under the accounts receivable securitization arrangement.

        The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in these consolidated financial statements. The interest rates applicable to the Company's obligation are based on a fluctuating rate of interest measured based on the third party purchaser's pooled commercial paper rate, as defined (1.28% at December 31, 2008). All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012, the final termination date of the arrangement.

Note 17. Comprehensive Income

        Comprehensive income (loss), which encompasses net income, unrealized gains/(losses) on marketable securities, unrealized gains/(losses) on derivative instruments and the effect of foreign

Notes to the Consolidated Financial Statements (Continued)

Note 17. Comprehensive Income (Continued)

currency translation is disclosed in the Statements of Shareholder's Equity. The following table summarizes the activity in other comprehensive (loss) income and the related tax effects.

	Successor		Predecessor
(In thousands)	Year ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year Ended Dec. 31, 2006
Net unrealized (losses)/gains on securities:
Unrealized (losses)/gains(1)	$(14,859)	$4,390	$10,009	$13,673
Reclassification adjustment for net losses/(gains) realized(2)	9,067	246	(12,502)	(8,446)

Net unrealized (losses)/gains on securities	(5,792)	4,636	(2,493)	5,227

Net unrealized (losses)/gains on derivative instruments:
Unrealized (losses)/gains(3)	(45,567)	(10,614)	1,897	(1,452)
Reclassification adjustment for net losses/(gains) realized(4)	3,062	159	837	(1,600)

Net unrealized (losses)/gains on derivative instruments	(42,505)	(10,455)	2,734	(3,052)

Foreign currency translation	(3,511)	1,473	1,747	746

Other comprehensive (loss) income	$(51,808)	$(4,346)	$1,988	$2,921

(1)
Net of tax effect of $8.5 million in 2008, ($2.3) million from July 25, 2007 to December 31, 2007, ($5.1) million from January 1, 2007 to July 24, 2007 and ($7.1) million in 2006.

(2)
Net of tax effect of ($5.3) million in 2008, ($0.1) million from July 25, 2007 to December 31, 2007, $7.3 million from January 1, 2007 to July 24, 2007 and $4.9 million in 2006.

(3)
Net of tax effect of $26.9 million in 2008, $7.1 million from July 25, 2007 to December 31, 2007, ($1.3) million from January 1, 2007 to July 24, 2007 and $1.0 million in 2006.

(4)
Net of tax effect of ($2.0) million in 2008, ($0.1) million from July 25, 2007 to December 31, 2007, ($0.6) million from January 1, 2007 to July 24, 2007 and $1.1 million in 2006.

        Accumulated comprehensive income included the following components as of December 31:

	Successor
(In thousands)	2008	2007
Net unrealized (losses) gains on securities, net of tax	$(1,156)	$4,636
Net unrealized losses on derivative instruments, net of tax	(52,960)	(10,455)
Foreign currency translation	(2,038)	1,473

Total	$(56,154)	$(4,346)

Notes to the Consolidated Financial Statements (Continued)

Note 18. Supplemental Cash Flow Information

        In the Consolidated Statements of Cash Flows, the caption "Cash and cash equivalents" includes investments in short-term, highly-liquid securities having a maturity of three months or less when purchased. Supplemental information relating to the Consolidated Statements of Cash Flows for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007, the Predecessor period from January 1, 2007 to July 24, 2007 and the year ended 2006 is presented in the following table:

	Successor		Predecessor
(In thousands) Cash paid for or (received from):	Year ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007	Year ended Dec. 31, 2006
Interest expense	$269,580	$140,653	$27,387	$57,483
Interest and dividend income	(13,094)	(8,698)	(7,810)	(25,794)
Income taxes, net of refunds	10,413	8,083	17,363	46,353

Note 19. Capital Stock

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

Note 20. Stock-Based Compensation

  Successor

        The board of directors of Holdings adopted the ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the "Stock Incentive Plan") in 2007. The Stock Incentive Plan provides for the sale of shares of Holdings stock to ServiceMaster's executive officers, other key employees and directors as well as the grant of deferred share units and options to purchase shares of Holdings to those individuals. The board of directors of Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and determines the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 12,445,000 shares of Holdings stock are available for issuance under the Stock Incentive Plan. Holdings currently intends to satisfy any need for shares of common stock of Holdings associated with the exercise of options issued under the Stock Incentive Plan through those new shares available for issuance or any shares repurchased from participants in the Stock Incentive Plan.

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

Notes to the Consolidated Financial Statements (Continued)

Note 20. Stock-Based Compensation (Continued)

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

        In 2008, Holdings completed various equity offerings to certain executive officers and key employees pursuant to the Stock Incentive Plan. The shares sold and options granted to employees in connection with these equity offerings are subject to and governed by the terms of the Stock Incentive Plan. In connection with these offerings, Holdings sold a total of 240,700 shares of common stock at a purchase price of $10.00 per share. Holdings also granted options to purchase 466,400 additional shares of common stock at an exercise price of $10.00 per share in connection with these equity offerings. In addition, Holdings granted ServiceMaster's executive officers and key employees options to purchase an additional 427,500 shares of Holdings common stock at an exercise price of $10.00 per share. These options are subject to and governed by the terms of the Stock Incentive Plan. The $10.00 per share purchase price and exercise price was based on the determination by the board of directors of Holdings of the fair market value of the common stock of Holdings as of the purchase/grant dates.

        All options granted to date will vest in four equal annual installments, subject to an employee's continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. The options will be accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the Stock Incentive Plan is pushed down from Holdings and recorded in the financial statements of ServiceMaster.

        The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2008, the expected volatilities were based on the historical and implied volatilities of the publicly traded stock of a group of companies comparable to ServiceMaster. For options granted in the Successor period from July 25, 2007 to December 31, 2007, expected volatility was based on actual historical experience of the Company's publicly traded stock prior to the Merger. The expected life represents the period of time that options granted are expected to be outstanding and, for options granted in the Successor period from July 25, 2007 to December 31, 2007, was estimated based on actual historical experience of the predecessor Company's stock options and expected future exercise and forfeiture activity related to the Company's stock options. Due to the

Notes to the Consolidated Financial Statements (Continued)

Note 20. Stock-Based Compensation (Continued)

passage of time since the observed stock option activity in the Predecessor periods and due to the lack of any option exercise activity in the Successor periods, the expected life for options granted in 2008 was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110. The risk-free interest rates were based on the U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

Assumption	Year Ended Dec. 31, 2008	Jul. 25 to Dec. 31, 2007
Expected volatility	25.1%—46.9%	25.1%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	6.3	6.0
Risk-free interest rate	2.56%—3.56%	3.56%

        The weighted-average grant-date fair value of the options granted during 2008 and during the Successor period from July 25, 2007 to December 31, 2007 was $4.19 and $3.27 per option, respectively. The Company has applied a forfeiture assumption of 3.79% per annum in the recognition of the expense related to these options.

        A summary of option activity under the Stock Incentive Plan as of December 31, 2008, and changes during the year then ended is presented below:

	Stock Options	Weighted Avg. Exercise Price	Remaining Contractual Term (in years)
Total outstanding, December 31, 2007	9,269,201	$10.00
Granted to employees	893,900	$10.00
Exercised	—
Forfeited	(577,600)	$10.00

Total outstanding, December 31, 2008	9,585,501	$10.00	9.0

Total exercisable, December 31, 2008	2,172,902	$10.00	9.0

        During the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007, the Company recognized compensation cost of approximately $7.0 million ($5.3 million, net of tax) and $0.3 million ($0.2 million, net of tax), respectively. As of December 31, 2008, there was approximately $23.6 million of total unrecognized compensation cost related to non-vested stock options granted by Holdings under the Stock Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 3.1 years.

  Predecessor

        The Company maintained a shareholder approved incentive plan that allowed for the issuance of equity-based compensation awards, including stock options, stock appreciation rights, share grants, restricted stock awards and restricted stock unit awards ("Share Plan"). The Share Plan was terminated upon the consummation of the Merger.

        The Company's stock options and stock appreciation rights are collectively referred to as "options." During the Predecessor period from January 1, 2007 to July 24, 2007 and the year ended December 31, 2006, the Company recognized pre-tax option expense of approximately $1.7 million and $6.7 million, respectively, and the Company recognized related tax benefits of $0.7 million and $2.7 million, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 20. Stock-Based Compensation (Continued)

        During the Predecessor period from January 1, 2007 to July 24, 2007 and the year ended December 31, 2006, the Company recognized total pre-tax share grant and restricted stock compensation expense of approximately $1.7 million and $4.1 million, respectively, and the Company recognized related tax benefits of $0.7 million and $1.6 million, respectively.

        The Company did not issue stock options, stock appreciation rights, share grants, restricted stock awards or restricted stock unit awards during the Predecessor period from January 1, 2007 to July 24, 2007. Due to provisions in the Share Plan that allowed for the cash settlement of equity awards upon a change in control of the Company, the Company recorded a charge of $46 million pre-tax for the reclassification of the awards from equity awards to liability awards. Additionally, the Merger resulted in the accelerated vesting of previously unvested equity awards, for which the Company recorded a charge of $12 million pre-tax. These charges were not included in the statements of operations of the Predecessor or Successor, rather they were reflected as a cost of the Merger.

Note 21. Fair Value of Financial Instruments

        The Company has estimated the fair value of its financial instruments measured at fair value on a recurring basis using the market and income approaches. For investments in marketable securities, deferred compensation trust assets and derivative contracts, which are carried at their fair values, the Company's fair value estimates incorporate quoted market prices, other observable inputs (for example, interest rates) and unobservable inputs (for example, forward commodity prices) at the balance sheet date.

        The carrying amount and estimated fair value of certain of the Company's financial instruments for the periods presented are as follows:

	As of December 31, 2008				As of December 31, 2007
		Estimated Fair Value Measurements
(In thousands)	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets
Deferred compensation trust assets	$9,901	$9,901	$—	$—	$35,100	$35,100
Investments in marketable securities	123,161	49,909	73,252	—	232,655	232,655

Total financial assets	$133,062	$59,810	$73,252	$—	$267,755	$267,755

Financial Liabilities
Fuel swap contracts	$24,924	$—	$—	$24,924	$—	$—
Interest rate swap contracts	59,852	—	59,852	—	16,557	16,557

Total financial liabilities	$84,776	$—	$59,852	$24,924	$16,557	$16,557

Notes to the Consolidated Financial Statements (Continued)

Note 21. Fair Value of Financial Instruments (Continued)

        A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2007	$—
Gains included in other comprehensive income	3,118

Balance at March 31, 2008	3,118
Total gains/(losses) (realized/unrealized)
Included in earnings(1)	3,913
Included in other comprehensive loss	7,753
Settlements, net	(3,913)

Balance at June 30, 2008	10,871
Total gains/(losses) (realized/unrealized)
Included in earnings(1)	3,882
Included in other comprehensive income	(15,303)
Settlements, net	(3,882)

Balance at September 30, 2008	(4,432)

Total gains/(losses) (realized/unrealized)
Included in earnings(1)	(2,692)
Included in other comprehensive loss	(20,492)
Settlements, net	2,692

Balance at December 31, 2008	$(24,924)

  (1)
  Gains included in earnings are reported in cost of services rendered and products sold.

        The Company uses fuel swap contracts to mitigate the impact of fluctuations in fuel prices. The Company's exposure to market risk for changes in fuel prices relates to the forecasted consumption of fuel by the Company's vehicle fleet in the delivery of services to customers. As of December 31, 2008, the Company had fuel swap contracts, designated as cash flow hedges, to pay fixed prices for fuel with an aggregate notional amount of $84.9 million, maturing through 2010.

Note 22. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries

        The following condensed consolidating financial statements of the Company and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. Goodwill and other intangible assets have been allocated to all of the subsidiaries of the Company based on management's estimates.

        On July 24, 2008, outstanding amounts under the Interim Loan Facility converted into the Permanent Notes. The payment obligations of the Company under the Permanent Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries excluding certain subsidiaries subject to regulatory requirements in various states ("Guarantors"). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company, and all guarantees are full and unconditional. All other subsidiaries of the Company, either directly or indirectly owned, do not guarantee the Permanent Notes ("Non-Guarantors").

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,653,326	$730,115	$(72,009)	$3,311,432
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,753,042	343,163	(72,009)	2,024,196
Selling and administrative expenses	3,696	529,432	310,125	—	843,253
Amortization expense	222	131,902	41,502	—	173,626
Trade name impairment	—	17,900	42,200	—	60,100
Merger related charges	1,249	—	—	—	1,249
Restructuring charges	—	2,254	8,992	—	11,246

Total operating costs and expenses	5,167	2,434,530	745,982	(72,009)	3,113,670

Operating (Loss) Income	(5,167)	218,796	(15,867)	—	197,762
Non-operating Expense (Income):
Interest expense (income)	348,637	7,004	(8,410)	—	347,231
Interest and net investment loss (income)	8,049	1,944	59	—	10,052
Minority interest and other expense, net	—	—	652	—	652

(Loss) Income from Continuing Operations before Income Taxes	(361,853)	209,848	(8,168)	—	(160,173)
(Benefit) provision for income taxes	(135,270)	57,943	39,027	—	(38,300)

(Loss) Income from Continuing Operations	(226,583)	151,905	(47,195)	—	(121,873)
(Loss) from businesses held pending sale and discontinued operations, net of income taxes	—	—	(4,526)	—	(4,526)
Equity in earnings (losses) of subsidiaries (net of tax)	100,184	(60,567)	—	(39,617)	—

Net Income (Loss)	$(126,399)	$91,338	$(51,721)	$(39,617)	$(126,399)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the period July 25, 2007 to December 31, 2007 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,180,256	$273,124	$(31,022)	$1,422,358
Operating Costs and Expenses:
Cost of services rendered and products sold	—	781,445	148,078	(31,022)	898,501
Selling and administrative expenses	1,489	206,792	122,859	—	331,140
Amortization expense	96	112,424	20,142	—	132,662
Merger related charges	799	—	—	—	799
Restructuring charges	—	8,691	17,325	—	26,016

Total operating costs and expenses	2,384	1,109,352	308,404	(31,022)	1,389,118

Operating (Loss) Income	(2,384)	70,904	(35,280)	—	33,240
Non-operating Expense (Income):
Interest expense (income)	175,383	3,637	(1,082)	—	177,938
Interest and net investment (income) loss	(413)	1,157	2,819	—	3,563
Minority interest and other expense, net	—	—	233	—	233

(Loss) Income from Continuing Operations before Income Taxes	(177,354)	66,110	(37,250)	—	(148,494)
(Benefit) provision for income taxes	(63,372)	2,349	8,841	—	(52,182)

(Loss) Income from Continuing Operations	(113,982)	63,761	(46,091)	—	(96,312)
(Loss) from businesses held pending sale and discontinued operations, net of income taxes	—	—	(27,208)	—	(27,208)
Equity in losses of subsidiaries (net of tax)	(9,538)	(76,091)	—	85,629	—

Net Income (Loss)	$(123,520)	$(12,330)	$(73,299)	$85,629	$(123,520)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the period January 1, 2007 to July 24, 2007 (Predecessor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,565,266	$408,148	$(39,024)	$1,934,390
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,055,793	179,493	(39,024)	1,196,262
Selling and administrative expenses	2,185	330,625	197,864	—	530,674
Amortization expense	—	4,527	645	—	5,172
Merger related charges	41,431	—	—	—	41,431
Restructuring charges	—	—	16,919	—	16,919

Total operating costs and expenses	43,616	1,390,945	394,921	(39,024)	1,790,458

Operating (Loss) Income	(43,616)	174,321	13,227	—	143,932
Non-operating Expense (Income):
Interest expense (income)	19,293	11,917	433	—	31,643
Interest and net investment (income) loss	(1,764)	1,443	(28,303)	—	(28,624)
Minority interest and other expense, net	3,423	—	109	—	3,532

(Loss) Income from Continuing Operations before Income Taxes	(64,568)	160,961	40,988	—	137,381
(Benefit) provision for income taxes	(14,320)	25,836	40,176	—	51,692

(Loss) Income from Continuing Operations	(50,248)	135,125	812	—	85,689
(Loss) from businesses held pending sale and discontinued operations, net of income taxes	—	—	(4,588)	—	(4,588)
Equity in earnings (losses) of subsidiaries (net of tax)	131,349	(7,209)	—	(124,140)	—

Net Income (Loss)	$81,101	$127,916	$(3,776)	$(124,140)	$81,101

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006 (Predecessor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,698,937	$700,960	$(67,194)	$3,332,703
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,826,701	322,593	(67,194)	2,082,100
Selling and administrative expenses	2,967	573,314	320,395	—	896,676
Amortization expense	—	6,051	1,108	—	7,159
Merger related charges	992	—	—	—	992
Restructuring charges	—	—	21,648	—	21,648

Total operating costs and expenses	3,959	2,406,066	665,744	(67,194)	3,008,575

Operating (Loss) Income	(3,959)	292,871	35,216	—	324,128
Non-operating Expense (Income):
Interest expense (income)	10,944	24,061	26,336	—	61,341
Interest and net investment (income) loss	(531)	2,194	(27,605)	—	(25,942)
Minority interest and other expense, net	8,000	—	240	—	8,240

(Loss) Income from Continuing Operations before Income Taxes	(22,372)	266,616	36,245	—	280,489
(Benefit) provision for income taxes	(5,967)	43,733	57,439	—	95,205

(Loss) Income from Continuing Operations	(16,405)	222,883	(21,194)	—	185,284
(Loss) from businesses held pending sale and discontinued operations, net of income taxes	—	—	(15,585)	—	(15,585)
Equity in earnings (losses) of subsidiaries (net of tax)	186,104	(42,107)	—	(143,997)	—

Net Income (Loss)	$169,699	$180,776	$(36,779)	$(143,997)	$169,699

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of December 31, 2008 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$300,362	$12,105	$93,120	$—	$405,587
Marketable securities	—	—	22,928	—	22,928
Receivables	1,100	138,623	387,271	(191,067)	335,927
Inventories	—	77,740	2,278	—	80,018
Prepaid expenses and other assets	11,130	16,687	9,831	—	37,648
Deferred customer acquisition costs	—	14,576	21,938	—	36,514
Deferred taxes	10,249	27,755	4,941	—	42,945
Assets of discontinued operations	—	—	412	—	412

Total Current Assets	322,841	287,486	542,719	(191,067)	961,979

Property and Equipment:
At cost	—	213,036	74,782	—	287,818
Less: accumulated depreciation	—	(50,917)	(21,272)	—	(72,189)

Net property and equipment	—	162,119	53,510	—	215,629

Other Assets:
Goodwill	—	2,732,432	361,477	—	3,093,909
Intangible assets, primarily trade names, service marks and trademarks, net	—	2,133,376	834,608	—	2,967,984
Notes receivable	323,688	778	24,850	(323,688)	25,628
Long-term marketable securities	9,901	—	100,233	—	110,134
Investments in and advances to subsidiaries	5,515,710	1,579,274	138,363	(7,233,347)	—
Other assets	93,283	933	7,494	(66,360)	35,350
Debt issuance costs	83,014	—	—	—	83,014

Total Assets	$6,348,437	$6,896,398	$2,063,254	$(7,814,462)	$7,493,627

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable	$370	$44,096	$44,776	$—	$89,242
Accrued liabilities:
Payroll and related expenses	1,888	34,515	46,633	—	83,036
Self-insured claims and related expenses	—	21,257	70,666	—	91,923
Other	95,582	38,259	68,333	—	202,174
Deferred revenue	—	147,421	296,005	—	443,426
Liabilities of discontinued operations	—	—	4,870	—	4,870
Current portion of long-term debt	285,365	17,538	109,433	(191,067)	221,269

Total Current Liabilities	383,205	303,086	640,716	(191,067)	1,135,940

Long-Term Debt	4,000,424	347,301	20,786	(323,688)	4,044,823
Other Long-Term Liabilities:
Deferred taxes	—	769,146	278,960	(66,360)	981,746
Intercompany payable	749,800	—	—	(749,800)	—
Liabilities of discontinued operations	—	—	4,077	—	4,077
Other long-term obligations, primarily self-insured claims	82,649	3,381	108,652	—	194,682

Total Other Long-Term Liabilities	832,449	772,527	391,689	(816,160)	1,180,505

Shareholder's Equity	1,132,359	5,473,484	1,010,063	(6,483,547)	1,132,359

Total Liabilities and Shareholder's Equity	$6,348,437	$6,896,398	$2,063,254	$(7,814,462)	$7,493,627

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of December 31, 2007 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$100,429	$14,999	$91,791	$—	$207,219
Marketable securities	—	—	108,816	—	108,816
Receivables	2	154,811	322,040	(140,785)	336,068
Inventories	—	69,212	3,140	—	72,352
Prepaid expenses and other assets	—	14,410	12,433	—	26,843
Deferred customer acquisition costs	—	9,611	15,711	—	25,322
Deferred taxes	6,573	33,706	7,898	—	48,177
Assets of discontinued operations	—	—	42,474	—	42,474

Total Current Assets	107,004	296,749	604,303	(140,785)	867,271

Property and Equipment:
At cost	—	141,933	68,211	—	210,144
Less: accumulated depreciation	—	(14,404)	(7,743)	—	(22,147)

Net property and equipment	—	127,529	60,468	—	187,997

Other Assets:
Goodwill	—	2,689,231	360,692	—	3,049,923
Intangible assets, primarily trade names, service marks and trademarks, net	—	2,265,350	919,903	—	3,185,253
Notes receivable	363,409	41,207	65,194	(443,409)	26,401
Long-term marketable securities	35,100	—	123,839	—	158,939
Investments in and advances to subsidiaries	5,831,624	1,992,455	49,526	(7,873,605)	—
Other assets	25,816	751	3,767	—	30,334
Debt issuance costs	84,942	—	—	—	84,942

Total Assets	$6,447,895	$7,413,272	$2,187,692	$(8,457,799)	$7,591,060

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable	$973	$45,879	$56,548	$—	$103,400
Accrued liabilities:
Payroll and related expenses	1,785	48,173	82,096	—	132,054
Self-insured claims and related expenses	—	16,498	68,283	—	84,781
Other	15,303	49,024	73,722	—	138,049
Deferred revenue	—	150,223	258,253	—	408,476
Liabilities of discontinued operations	—	—	12,983	—	12,983
Current portion of long-term debt	70,749	23,990	99,610	(140,785)	53,564

Total Current Liabilities	88,810	333,787	651,495	(140,785)	933,307

Long-Term Debt	4,022,185	395,435	103,036	(443,409)	4,077,247
Other Long-Term Liabilities:
Deferred taxes	143,679	834,819	101,002	—	1,079,500
Intercompany payable	839,958	—	—	(839,958)	—
Liabilities of discontinued operations	—	—	7,765	—	7,765
Other long-term obligations, primarily self-insured claims	49,729	4,547	135,431	—	189,707

Total Other Long-Term Liabilities	1,033,366	839,366	244,198	(839,958)	1,276,972

Shareholder's Equity	1,303,534	5,844,684	1,188,963	(7,033,647)	1,303,534

Total Liabilities and Shareholder's Equity	$6,447,895	$7,413,272	$2,187,692	$(8,457,799)	$7,591,060

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$100,429	$14,999	$91,791	$—	$207,219

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	319,197	586,377	(10,272)	(733,244)	162,058

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(76,901)	(11,149)	—	(88,050)
Sale of equipment and other assets	—	5,543	344	—	5,887
Acquisition of The ServiceMaster Company	(27,111)	—	—	—	(27,111)
Other business acquisitions, net of cash acquired	—	(60,764)	—	—	(60,764)
Notes receivable, financial investments and securities	1,003	—	94,434	—	95,437

Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(26,108)	(132,122)	83,629	—	(74,601)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	347,000	—	10,000	—	357,000
Payments of debt	(208,500)	(29,429)	(3,056)	—	(240,985)
Debt issuance costs paid	(26,973)	—	—	—	(26,973)
Shareholders' dividends	—	(490,645)	(242,599)	733,244	—
Net intercompany advances	(204,683)	62,925	141,758	—	—

Net Cash Used for Financing Activities from Continuing Operations	(93,156)	(457,149)	(93,897)	733,244	89,042

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	2,721	—	2,721
Cash used for investing activities
Proceeds from sale of businesses	—	—	19,523	—	19,523
Other investing activities	—	—	(208)	—	(208)
Cash used for financing activities	—	—	(167)	—	(167)

Net Cash Provided from Discontinued Operations	—	—	21,869	—	21,869

Cash Increase (Decrease) During the Period	199,933	(2,894)	1,329	—	198,368

Cash and Cash Equivalents at End of Period	$300,362	$12,105	$93,120	$—	$405,587

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the period July 25, 2007 to December 31, 2007 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$79,394	$26,247	$131,924	$—	$237,565

Net Cash Provided from Operating Activities from Continuing Operations	154,992	210,528	17,259	(315,381)	67,398

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(8,489)	(7,067)	—	(15,556)
Sale of equipment and other assets	—	2,607	29	—	2,636
Acquisition of The ServiceMaster Company	(4,906,526)	—	—	—	(4,906,526)
Other business acquisitions, net of cash acquired	—	(14,889)	—	—	(14,889)
Notes receivable, financial investments and securities	(23,015)	—	(6,632)	—	(29,647)

Net Cash Used for Investing Activities from Continuing Operations	(4,929,541)	(20,771)	(13,670)	—	(4,963,982)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(252,921)	(9,129)	(304)	—	(262,354)
Borrowings under senior secured term loan facility	2,650,000	—	—	—	2,650,000
Borrowings under senior unsecured interim loan facility	1,150,000	—	—	—	1,150,000
Cash equity contributions	1,431,100	—	—	—	1,431,100
Debt issuance costs paid	(101,534)	—	—	—	(101,534)
Shareholders' dividends	—	(248,279)	(67,102)	315,381	—
Proceeds from employee share plans	158	—	—	—	158
Net intercompany advances	(81,219)	56,403	24,816	—	—

Net Cash Provided from (Used for) Financing Activities from Continuing Operations	4,795,584	(201,005)	(42,590)	315,381	4,867,370

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	(896)	—	(896)
Cash used for investing activities	—	—	(138)	—	(138)
Cash used for financing activities	—	—	(98)	—	(98)

Net Cash Used for Discontinued Operations	—	—	(1,132)	—	(1,132)

Cash Increase (Decrease) During the Period	21,035	(11,248)	(40,133)	—	(30,346)

Cash and Cash Equivalents at End of Period	$100,429	$14,999	$91,791	$—	$207,219

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the period January 1, 2007 to July 24, 2007 (Predecessor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$20,442	$13,668	$89,565	$—	$123,675

Net Cash Provided from Operating Activities from Continuing Operations	203,829	274,381	43,548	(326,265)	195,493

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(20,289)	(6,274)	—	(26,563)
Sale of equipment and other assets	—	1,091	—	—	1,091
Acquisition of The ServiceMaster Company	(4,030)	—	—	—	(4,030)
Other business acquisitions, net of cash acquired	—	(25,460)	—	—	(25,460)
Notes receivable, financial investments and securities	—	—	38,127	—	38,127

Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(4,030)	(44,658)	31,853	—	(16,835)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	415,411	—	—	—	415,411
Payments of debt	(446,121)	(12,245)	(1,171)	—	(459,537)
Shareholders' dividends	(70,077)	(226,281)	(99,984)	326,265	(70,077)
Proceeds from employee share plans	36,069	—	—	—	36,069
Net intercompany advances	(76,129)	21,382	54,747		—

Net Cash Used for Financing Activities from Continuing Operations	(140,847)	(217,144)	(46,408)	326,265	(78,134)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	12,559	—	12,559
Cash used for investing activities	—	—	988	—	988
Cash used for financing activities	—	—	(181)	—	(181)

Net Cash Provided from Discontinued Operations	—	—	13,366	—	13,366

Cash Increase During the Period	58,952	12,579	42,359	—	113,890

Cash and Cash Equivalents at End of Period	$79,394	$26,247	$131,924	$—	$237,565

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006 (Predecessor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$14,550	$14,961	$84,997	$—	$114,508

Net Cash Provided from Operating Activities from Continuing Operations	292,529	243,246	106,076	(343,220)	298,631

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(32,470)	(19,123)	—	(51,593)
Sale of equipment and other assets	—	1,819	—	—	1,819
Other business acquisitions, net of cash acquired	(88,560)	(57,624)	2,778	—	(143,406)
Notes receivable, financial investments and securities	—	—	(26,495)	—	(26,495)

Net Cash Used for Investing Activities from Continuing Operations	(88,560)	(88,275)	(42,840)	—	(219,675)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,259,565	—	—	—	1,259,565
Payments of debt	(1,227,614)	(18,485)	(4,881)	—	(1,250,980)
Shareholders' dividends	(133,233)	(278,235)	(64,985)	343,220	(133,233)
Purchase of treasury stock	(86,053)	—	—	—	(86,053)
Proceeds from employee share plans	54,606	—	—	—	54,606
Net intercompany advances	(180,763)	140,456	40,307		—

Net Cash Used for Financing Activities from Continuing Operations	(313,492)	(156,264)	(29,559)	343,220	(156,095)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	(28,007)	—	(28,007)
Cash used for investing activities
Proceeds from sale of businesses	115,415	—	—	—	115,415
Other investing activities	—	—	(756)	—	(756)
Cash used for financing activities	—	—	(346)	—	(346)

Net Cash Provided from (Used for) Discontinued Operations	115,415	—	(29,109)	—	86,306

Cash Increase (Decrease) During the Period	5,892	(1,293)	4,568	—	9,167

Cash and Cash Equivalents at End of Period	$20,442	$13,668	$89,565	$—	$123,675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
of The ServiceMaster Company
Memphis, Tennessee

        We have audited the accompanying consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2008 and 2007 (Successor Company), and the related consolidated statements of operations, shareholder's equity and cash flows for the year ended December 31, 2008 (Successor Company), the period January 1, 2007 through July 24, 2007 (Predecessor Company), the period July 25, 2007 through December 31, 2007 (Successor Company), and the year ended December 31, 2006 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The ServiceMaster Company and subsidiaries as of December 31, 2008 and 2007 (Successor Company) and the results of their operations and their cash flows for the year ended December 31, 2008 (Successor Company), the period January 1, 2007 through July 24, 2007 (Predecessor Company), the period July 25, 2007 through December 31, 2007 (Successor Company), and the year ended December 31, 2006 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

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

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 27, 2009

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

	Successor		Predecessor
(In thousands)	Year Ended Dec. 31, 2008	July 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to July 24, 2007	Year Ended Dec. 31, 2006
Continuing Operations:
Operating Revenue:
First Quarter	$632,231	$—	$673,495	$651,290
Second Quarter	997,305	—	1,008,737	992,324
Third Quarter(1)	948,073	690,625	252,158	942,324
Fourth Quarter	733,823	731,733	—	746,765

	$3,311,432	$1,422,358	$1,934,390	$3,332,703

Gross Profit:
First Quarter	$214,863	$—	$230,145	$223,673
Second Quarter	407,571	—	418,228	401,346
Third Quarter(1)	388,518	270,098	89,755	362,118
Fourth Quarter	276,284	253,759	—	263,466

	$1,287,236	$523,857	$738,128	$1,250,603

(Loss) Income from Continuing Operations:(2)
First Quarter	$(75,094)	$—	$10,048	$11,705
Second Quarter	20,826	—	90,252	73,857
Third Quarter(1)	18,205	(14,778)	(14,611)	60,810
Fourth Quarter(3)(4)	(85,810)	(81,534)	—	38,912

	$(121,873)	$(96,312)	$85,689	$185,284

(Loss) Income from Discontinued Operations:
First Quarter	$(748)	$—	$(1,499)	$(26,018)
Second Quarter	(2,736)	—	(1,621)	3,289
Third Quarter(1)	(1,186)	(2,591)	(1,468)	7,160
Fourth Quarter(3)	144	(24,617)	—	(16)

	$(4,526)	$(27,208)	$(4,588)	$(15,585)

Net (Loss) Income:(2)
First Quarter	$(75,842)	$—	$8,549	$(14,313)
Second Quarter	18,090	—	88,631	77,146
Third Quarter(1)	17,019	(17,369)	(16,079)	67,970
Fourth Quarter(3)(4)	(85,666)	(106,151)	—	38,896

	$(126,399)	$(123,520)	$81,101	$169,699

(1)
For the 2007 Successor period, the third quarter is made up of the period from July 25, 2007 to September 30, 2007. For the 2007 Predecessor period, the third quarter is made up of the period from July 1, 2007 to July 24, 2007.

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

        The table below summarizes the quarterly impacts of the restructuring charges.

	2008
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pre-tax	$(3.3)	$(4.0)	$(1.8)	$(2.1)	$(11.2)
After-tax	(1.9)	(2.5)	(1.2)	(1.3)	(6.9)

	2007
($ in millions)	First Quarter	Second Quarter	Jul. 1, 2007 to Jul. 24, 2007	Predecessor period	Jul. 25, 2007 to Sep. 30, 2007	Fourth Quarter	Successor period
Pre-tax	$(7.1)	$(8.3)	$(1.5)	$(16.9)	$(8.2)	$(17.8)	$(26.0)
After-tax	(4.4)	(5.1)	(1.2)	(10.7)	(5.2)	(10.7)	(15.9)

	2006
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pre-tax	$(3.5)	$(6.3)	$(0.9)	$(10.9)	$(21.6)
After-tax	(2.2)	(3.8)	(0.5)	(0.4)	(6.9)
(3)
In the fourth quarter of 2006, the Company recorded a reduction in income tax expense of $7 million resulting from the resolution of state tax items relating to a prior non-recurring transaction.

(4)
In the fourth quarter of 2008, the Company recorded a non-cash impairment of $60.1 million to reduce the carrying value of its trade names as a result of its annual impairment testing of goodwill and indefinite-lived intangible assets. See "Critical Accounting Policies and Estimates" for further details.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. This attestation report is included in Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    No change in ServiceMaster's internal control over financial reporting occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, ServiceMaster's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        As previously disclosed in ServiceMaster's quarterly report on Form 10-Q for the period ended September 30, 2008, Deloitte & Touche LLP ("Deloitte"), ServiceMaster's independent audit firm, in September 2008 advised the audit committee for ServiceMaster Global Holdings, Inc., the indirect parent of ServiceMaster (the "Audit Committee"), and ServiceMaster that Deloitte had learned that a former partner who had been the advisory partner on Deloitte's client service team for ServiceMaster from May 2002 until July 2006 (the "Service Period") had engaged in trades involving ServiceMaster securities during the Service Period.

        Deloitte concluded that these personal securities transactions violated the SEC's auditor independence rules, as well as Deloitte's own policies on auditor independence. Deloitte conducted an internal review and concluded that the former advisory partner's actions did not impair Deloitte's impartiality, objectivity or independence or that of the engagement team that has conducted ServiceMaster's audits. Deloitte's audit engagement team consisted of a lead client service partner, who had responsibility for all substantive issues with respect to the planning, scope and conduct of the audit, an additional audit partner, a concurring review partner, a senior manager, additional professional staff, as well as the former advisory partner, who functioned primarily in a client relationship and assessment role and did not have a substantive or technical role in the audit. The former advisory partner attended meetings of ServiceMaster's former audit committee, but his primary role was to function in a client relationship role, including conducting Deloitte's annual client service assessments. He did not participate in the review of any substantive audit matters with the former audit committee at these meetings. In addition, while the former advisory partner attended a few annual meetings of stockholders, neither management nor Deloitte recalled him participating at those meetings. Deloitte provided a draft letter on October 15, 2008 to the Audit Committee concluding that the actions of its former advisory partner did not impair Deloitte's past or continuing independence.

        The Audit Committee also conducted its own review with the assistance of external counsel engaged specifically for this purpose. The Audit Committee, its external counsel and ServiceMaster held frequent meetings with Deloitte. The Audit Committee held meetings concerning the progress of its review on October 16 and 21, 2008. The review included an examination of ServiceMaster's relationship with the former advisory partner and his role on ServiceMaster's engagement during the Service Period. Over the course of the review, the external counsel and ServiceMaster examined a substantial number of documents and communications from ServiceMaster's and Deloitte's files, including the former advisory partner's annual goals and assessments, his communications with the audit engagement team and with ServiceMaster's management and members of the former audit committee, his independence certifications, and emails and other documents relating to ServiceMaster's audit engagement. The review concluded that during the Service Period the former advisory partner had functioned in a client relationship role and had not been involved in the audit or influenced any substantive portion of any audit or review of ServiceMaster's financial statements.

        The Audit Committee or external counsel also met with ServiceMaster's financial management team and with senior management of Deloitte, including the current and former lead client service partners. The Audit Committee's review confirmed Deloitte's findings that the former advisory partner met with ServiceMaster's former audit committee, as well as senior ServiceMaster management, for the purpose of enhancing Deloitte's client service to ServiceMaster rather than participating in the audit or review of ServiceMaster's financial statements during the Service Period.

        Therefore, the Audit Committee concurred in Deloitte's conclusion, reconfirmed in a report to the Audit Committee issued October 21, 2008, that Deloitte's impartiality and objectivity related to its audits of ServiceMaster's financial statements had not been compromised and thus, notwithstanding the violation of the SEC's independence rules, during the Service Period Deloitte's independence was not impaired. In reaching this conclusion, the Audit Committee took into consideration several factors, including the following:

  •
  the former advisory partner is no longer a partner or otherwise affiliated with Deloitte;

  •
  the former advisory partner did not disclose his investments to Deloitte, in contravention of Deloitte's independence policies;

  •
  the former advisory partner's role on the audit engagement was limited and did not involve participation in the scoping or execution of Deloitte's audit of ServiceMaster's annual financial statements, Deloitte's review of quarterly financial statements or technical consultations with Deloitte's national office regarding ServiceMaster matters;

  •
  Deloitte's conclusion that the former advisory partner performed his role as advisory partner in a manner that could not have influenced the audit engagement partners or any other members of the audit engagement team responsible for the audit in a manner that would impact the engagement team's objectivity or impartiality;

  •
  the review conducted by ServiceMaster and external counsel indicated that the nature and extent of interaction between the former advisory partner and members of management and employees of ServiceMaster and the members of the former audit committee was limited to matters related to the relationship between Deloitte and ServiceMaster and did not include substantive involvement with any significant accounting or financial reporting positions or the audit scope and related findings;

  •
  a report, dated October 21, 2008, issued by Deloitte to the Audit Committee reaffirming Deloitte's independence per the requirements of the Independence Standards Board's Standard No. 1; and

  •
  Deloitte's representation that it has in place a quality control system that meets the requirements of the SEC and the Public Company Accounting Oversight Board, and provides reasonable assurance that the accounting firm and its employees do not lack independence.

The Audit Committee and Deloitte separately reported their conclusions to the SEC Staff.

        Subsequent to the completion of the Audit Committee's review, ServiceMaster received a subpoena for the production of documents in a formal investigation by the SEC. The formal investigation concerns trading activities of the former advisory partner in securities of ServiceMaster and other Deloitte audit clients, auditor independence issues implicated by such activities, and whether the former advisory partner's trading activities affected Deloitte's independence in certifying the financial statements of the affected Deloitte clients and, thereby, the compliance of those clients' annual reports with applicable securities laws. Both Deloitte and ServiceMaster continue to believe that actions of the former advisory partner did not impair Deloitte's impartiality or objectivity or that of the engagement team that conducted ServiceMaster's audits. ServiceMaster is cooperating with the SEC's investigation.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The Board is responsible for reviewing the qualifications of nominees for membership on the Board. Consideration of Board candidates typically involves a series of internal discussions and review of information concerning candidates.

        The Board does not have an audit committee or an audit committee financial expert.

DIRECTORS

Name	Age	Principal Occupation	Director Since
Kenneth A. Giuriceo	35	Principal, Clayton, Dubilier & Rice, Inc.	2007
David H. Wasserman	42	Principal, Clayton, Dubilier & Rice, Inc.	2007

        Mr. Giuriceo joined CD&R in 2003. Prior to joining CD&R, Mr. Giuriceo worked in the principal investment area of Goldman, Sachs & Co. Mr. Giuriceo serves on the Board of Directors of Sally Beauty Holdings, Inc.

        Mr. Wasserman has been with CD&R for ten years. Before joining CD&R, Mr. Wasserman worked in the principal investment area at Goldman, Sachs & Co. and as a management consultant at Monitor Company. Mr. Wasserman serves on the Board of Directors of Culligan Ltd., Hertz Global Holdings, Inc. and ICO Global Communications (Holdings) Ltd.

EXECUTIVE OFFICERS OF SERVICEMASTER

        The names and ages of the executive officers of ServiceMaster, together with certain biographical information, are as follows:

Name	Age	Present Positions	First Became an Officer
J. Patrick Spainhour	58	Chief Executive Officer	2006
Steven J. Martin	45	Senior Vice President and Chief Financial Officer	2000
Greerson G. McMullen	46	Senior Vice President and General Counsel	2007
Jed L. Norden	58	Senior Vice President, Human Resources	2008
David W. Martin	44	Senior Vice President and Corporate Controller	2005
Mark W. Peterson	54	Senior Vice President and Corporate Treasurer	2007
Daniel J. Marks	44	Senior Vice President and Chief Information Officer	1994
Peter L. Tosches	43	Vice President, Corporate Communications	2007
James J. Kunihiro	42	Senior Vice President, Corporate Strategy and Marketing	2008
Reggie L. Crenshaw	39	Senior Vice President, Process Improvement and Innovation	2008
Richard A. Ascolese	55	President and Chief Operating Officer, TruGreen LandCare	1997
Thomas G. Brackett	42	President and Chief Operating Officer, Terminix International	1997
David J. Crawford	51	President and Chief Operating Officer, American Home Shield	2005
Stephen M. Donly	57	President and Chief Operating Officer, TruGreen LawnCare	2009
Laura J. Hendricks	46	President and Chief Operating Officer, Merry Maids	2007
Michael M. Isakson	55	President and Chief Operating Officer, ServiceMaster Clean, Furniture Medic and AmeriSpec	1992

        J. Patrick Spainhour has served as Chairman and Chief Executive Officer of the Company since May 2006. He served as Chairman and Chief Executive Officer of Ann Taylor Stores Corporation, a women's specialty retailer, from 1996 to 2005. Mr. Spainhour serves on the Board of Directors of Circuit City Stores, Inc. and Tupperware Brands Corporation.

        Steven J. Martin has served as Senior Vice President and Chief Financial Officer since November 2007. He served as Senior Vice President and Chief Financial Officer of TruGreen LawnCare from September 2003 to November 2007. Mr. Martin served as Senior Vice President and Chief Financial Officer of TruGreen Companies from December 2000 to September 2003.

        Greerson G. McMullen has served as Senior Vice President and General Counsel of ServiceMaster since August 2007. From October 2005 to May 2007, Mr. McMullen worked at CNL Hotels & Resorts, a hotel real estate investment trust, where he served as Senior Vice President, General Counsel and Secretary and Executive Vice President, General Counsel and Secretary. From

July 2004 to September 2005, Mr. McMullen served as Executive Vice President, General Counsel and Secretary of Global Signal, a wireless communication tower real estate investment trust. Prior to joining Global Signal, Mr. McMullen worked for the General Electric Company, a technology, media and financial services company, from 1996 to 2004, where he served in various roles, including General Counsel and Attesting Secretary of GE Power Control Technologies and Senior Vice President and General Counsel of GE Fanuc Automation N.A.

        Jed L. Norden has served as Senior Vice President, Human Resources of ServiceMaster since June 2008. From January 2004 to May 2008, Mr. Norden worked at Retail Ventures, Incorporated, a footwear and fashion retailer, where he served as Executive Vice President and Chief Administrative Officer, Executive Vice President, Human Resources, Real Estate, Information Technology, Logistics and Construction and Executive Vice President, Human Resources.

        David W. Martin has served as Senior Vice President and Controller since November 2007. He served as Vice President and Chief Financial Officer of Terminix from March 2006 to October 2007, and Vice President and Financial Controller of Terminix from April 2005 to February 2006. Prior to joining Terminix, Mr. Martin served as Audit Partner of Grant Thornton, an accounting, tax and business advisory organization, from January 2003 to March 2005.

        Mark W. Peterson has served as Senior Vice President and Treasurer since November 2007. Prior to joining ServiceMaster, Mr. Peterson served as Treasurer of Cincinnati Bell, an integrated communications solutions company, from March 1999 to November 2007.

        Daniel J. Marks has served as Senior Vice President and Chief Information Officer since August 2007. He served as Senior Vice President and Chief Information Officer for American Home Shield from October 1994 to August 2007.

        Peter L. Tosches has served as Vice President, Corporate Communications since December 2007. Prior to joining ServiceMaster, Mr. Tosches served as Director, Internal Communications of Mars North America, a confectionary, pet food and food manufacturer from August 2005 to August 2007, Vice President of Corporate Communications of Cendant Timeshare Resort Group, a vacation ownership company, from February 2005 to March 2005, and Vice President, Corporate Communications of GE Consumer Finance, a financial services company, from April 1997 to February 2005.

        James J. Kunihiro has served as Senior Vice President, Corporate Strategy and Marketing since August 2008. From January 2005 to August 2008, Mr. Kunihiro worked at Culligan International, a water treatment company, where he served as Executive Vice President, Strategy and Marketing. From January 2004 to January 2005, Mr. Kunihiro worked at Pepsico, a food and beverage consumer products company, where he served as Director, Strategy and Business Development. Prior to joining Pepsico, Mr. Kunihiro worked at Bain & Company, a business and strategy consulting firm, as Manager, Strategy.

        Reggie L. Crenshaw has served as Senior Vice President, Process Improvement and Innovation since November 2008. From April 2005 to November 2008, Mr. Crenshaw worked at Wachovia Card Services, a financial services company, where he was Senior Vice President, Process Quality and Innovation. From August 2002 to April 2005, Mr. Crenshaw worked at Bank of America Card Services, a financial services Company, where he served as Senior Vice President, Claims Operations/Optimization.

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

        Stephen M. Donly has served as President and Chief Operating Officer of TruGreen LawnCare since March 2009. From November 2006 to August 2007, Mr. Donly worked at Enterprise Media Networks, Inc., a technology company that specializes in software graphics for the restaurant and entertainment industries, where he served as President and Chief Executive Officer. From 2000 to 2006, Mr. Donly worked at Aramark Uniform Services, Inc., a uniform rental company, where he served as President.

        Laura J. Hendricks has served as President and Chief Operating Officer of Merry Maids since December 2007. Prior to joining ServiceMaster, Ms. Hendricks served as Vice President, Supply Chain of Cintas, a corporate uniform and supply company, from January 2005 to December 2007, and served as Region Business Director of Cintas from September 2000 to January 2005.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        This section describes the material elements of our 2008 executive compensation program and the principles underlying our executive compensation policies and decisions. In addition in this section, we provide information regarding the compensation paid to our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), the three most highly-compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as such as of the end of our most recent fiscal year, and two other executive officers whose employment terminated in 2008 (collectively, our "Named Executive Officers").

        Our compensation program is administered by our Board, with the exception of the ServiceMaster Global Holdings Stock Incentive Plan (the "MSIP"), which is administered by the Holdings Compensation Committee.

Objectives of Our Compensation Program

        Our compensation plans for executive officers are designed to:

  •
  attract, motivate and retain highly qualified executives;

  •
  reward successful performance by the executives and the Company by linking a significant portion of compensation to financial and business results; and

  •
  align our executives' long-term interests with those of our ownership.

        To meet these objectives, our executive compensation program consists of several elements, including:

  •
  base salary, which is intended to attract and retain highly qualified executives and to reward individual performance by the executive;

  •
  annual bonus, which is a cash incentive intended to reward the executive based on short-term Company performance;

  •
  long-term incentive plans, which are intended to reward the executive based on successful long-term Company performance and to provide equity and ownership of the organization to our executives to ensure goal alignment with our primary ownership;

  •
  retirement and deferred compensation plans, which are intended to attract and retain qualified executives by ensuring that our compensation program is competitive; and

  •
  employee benefits and perquisites, which are also intended to attract and retain qualified executives by ensuring that our compensation program is competitive.

        We believe the design of our executive compensation program creates alignment between performance achieved and compensation rewarded and motivates achievement of both annual goals and sustainable long-term performance.

Determination of Executive Compensation

        The Board is responsible for the determination of executive compensation and considers objective and subjective factors in structuring the executive compensation program. These factors include competitive pay practices, individual performance and potential and historical compensation levels.

        Given the competitiveness of the market for executive talent, coupled with our growth strategy, we believe that our executive compensation program must closely reflect the realities of our business environment and support our commitment to our long-standing values. As a result of this focus, we rely heavily on competitive pay practices and individual performance in determining the compensation of our executives. In making these determinations, we also consider potential career progression within the Company and historical compensation levels. Furthermore, the compensation program and underlying philosophy are reviewed at least annually to determine what, if any, modifications should be considered.

        As part of our review of competitive pay practices, ServiceMaster engaged Hewitt Associates ("Hewitt") in 2007 to conduct a total market review to determine whether our compensation program was competitive and aligned appropriately. Companies used for the executive compensation pay comparison included a broad group of companies similar in size to

ServiceMaster. In consultation with Hewitt, we developed a comparison group (the "Peer Group") consisting of 69 diversified or service, retail and manufacturing companies with revenues ranging from one-half to two times our revenues. The decision to set the range for establishing the peer group at one-half to two times our revenues was made on Hewitt's recommendation due to our diversified business model.

Peer Group

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

        In determining 2008 executive compensation, we relied on the peer group data provided by Hewitt in 2007 and adjusted it by 3% to mirror general market merit increases. We then evaluated base pay and salary for our executives as discussed below. Differences in total compensation generally reflect the tenure, relevant experience and expertise of the individual Named Executive Officers within their roles.

        The Board establishes the compensation of our Chief Executive Officer. In determining the Chief Executive Officer's compensation in 2008, the Board considered the following factors: the Board's assessment of the Chief Executive Officer's individual performance, the operating and financial performance of the Company, and the competitive market data presented to the Board by our Senior Vice President, Human Resources. The Chief Executive Officer recommends compensation for the Company's other executive officers based on his assessment of each executive officer's individual responsibility, performance, overall contribution, and the competitive market data presented. The Board approves the compensation arrangement for each executive officer.

Elements of Executive Compensation

        For 2008, our executive compensation program consisted primarily of four elements:

  •
  base salary;

  •
  short-term incentive compensation under our Annual Bonus Plan;

  •
  long-term incentive compensation under the LTIP and the MSIP; and

  •
  perquisites, welfare benefits, retirement plan and deferred compensation plan.

        Each of these elements plays an integral role in our balancing of executive rewards over short- and long-term periods.

Base Salary

        To determine base salaries for executive officers, the Company first reviews market data and targets base salaries at the market median of the Peer Group. Base salary for each Named Executive Officer is then determined by adjusting the target amount according to the Named Executive Officer's experience relative to industry peers, time in his or her position, individual performance, future potential and leadership qualities. In 2008, the base salary of our CEO was 102% of the market data at the market median of the Peer Group, and base salary for all Named Executive Officers was a collective average of 92% of the market data at the market median of the Peer Group.

        Base salaries for executive officers are reviewed annually by the Board during the Company's merit review process. Base salaries for 2008 for our executives were fixed by the Board at its meeting on February 29, 2008, to be effective January 1, 2008.

        The following table sets forth information regarding the base salaries and salary increases for Named Executive Officers in 2008.

  2008 Salary Increase Table

Named Executive Officer	Increase %	New Salary	Basis for Increase	Committee Approval	Effective Date

J. Patrick Spainhour(1)	5.6%	$950,000	Merit adjustment for individual performance	2/29/2008	1/1/2008

Steven J. Martin(2)	0.0%	$350,000	N/A	N/A	N/A

Greerson G. McMullen	1.3%	$405,000	Merit adjustment for individual performance	2/29/2008	1/1/2008

Thomas G. Brackett	9.3%	$330,000	Merit adjustment for individual performance	2/29/2008	1/1/2008

Michael M. Isakson	4.9%	$324,000	Merit adjustment for individual performance	2/29/2008	1/1/2008

Dennis R. Sutton	2.6%	$400,000	Merit adjustment for individual performance	2/29/2008	1/1/2008

Lisa V. Goettel(3)	N/A	N/A	N/A	N/A	N/A

(1)
Merit increase from $900,000 to $950,000 for Mr. Spainhour was approved, but not processed, in 2008. The merit increase was processed retroactively to January 1, 2008, in February 2009.

(2)
Mr. Martin's salary was set by the Board at the time of his promotion to CFO in November of 2007. Mr. Martin was not eligible for an additional salary increase in 2008.

(3)
Ms. Goettel did not receive a salary increase in 2008 because she had tendered her resignation prior to the February 29, 2008, meeting of the Board.

Annual Bonus Plan

        The Company pays a cash bonus to executive officers if certain performance targets are met. In 2008, the Company paid bonuses pursuant to the Annual Bonus Plan ("ABP"), which provides cash compensation based on achievement of short-term (annual) financial performance goals.

        To encourage greater focus on long-term performance, in connection with Holdings' implementation of the MSIP, we reduced targets under our Annual Bonus Plan to market median for certain executives, including our Named Executive Officers, and eliminated the Corporate Performance Plan ("CPP"), which paid bonuses to executives based on annual pre-tax earnings of the Company. To encourage focus on Company, and, where relevant, business unit goals and financial performance, we removed achievement of individual goals from the factors included in the Annual Bonus Plan so that bonuses are determined by the financial performance of the Company.

        Payments to executive officers under the 2008 Annual Bonus Plan were based on achievement of three financial performance measures: (i) EBITDA, which represents actual earnings before interest, taxes, depreciation and amortization, adjusted for normalization items; (ii) revenue; and (iii) cash flow, which represents EBITDA minus capital expenditures plus the change in net working capital. Payout under each performance measure is independent of the results of the other performance measures. In addition, current plan year profit must exceed prior year profit for any payout under each performance measure. The performance measures are weighted as follows: (i) EBITDA, 60%; (ii) revenue, 20%; and (iii) cash flow, 20%. For Named Executive Officers holding positions with ServiceMaster, such as Messrs. Spainhour, Martin and McMullen, the performance criteria is based 100% on overall Company results. For Named Executive Officers who serve or served as business unit presidents, such as Messrs. Brackett, Isakson and Sutton, the performance criteria is based 25% on overall Company results and 75% on business unit specific results. These performance measures were selected as the most appropriate measures upon which to base annual bonuses because they are important metrics that management and our owners use to evaluate the performance of the Company.

        2008 Annual Bonus Plan targets for each Named Executive Officer were based upon market survey data and the position's relative importance to the overall financial success of the Company. The tables below describe information regarding the 2008 Annual Bonus Plan, including the performance goals and the weight attached to each, the thresholds required for minimum payout, and the payout as a percentage of the target bonus if the threshold, target or maximum performance is met. The performance goals and relative weighting reflect the Board's objective of ensuring that a substantial amount of each Named Executive Officer's total compensation is tied to Company and, where applicable, business unit performance goals.

2008 ABP Weighting

Participant	Organizational Weighting	Performance Weighting	Threshold Required (% of target performance)	Threshold	Scale = Payout (% of target bonus) Target	Maximum

J. Patrick Spainhour	100% ServiceMaster	60% ServiceMaster EBITDA	EBITDA 89%	34%	100%	None
Steven J. Martin		20% ServiceMaster Revenue	Revenue 94%	64%	100%	None
Greerson G. McMullen		20% ServiceMaster Cash Flow	Cash Flow 89%	34%	100%	None

Thomas G. Brackett	25% ServiceMaster	60% ServiceMaster EBITDA	EBITDA 89%	34%	100%	None
		20% ServiceMaster Revenue	Revenue 94%	64%	100%	None
		20% ServiceMaster Cash Flow	Cash Flow 89%	34%	100%	None
	75% Terminix	60% Terminix EBITDA	EBITDA 97%	82%	100%	None
		20% Terminix Revenue	Revenue 95%	70%	100%	None
		20% Terminix Cash Flow	Cash Flow 84%	4%	100%	None

Michael M. Isakson	25% ServiceMaster	60% ServiceMaster EBITDA	EBITDA 89%	34%	100%	None
		20% ServiceMaster Revenue	Revenue 94%	64%	100%	None
		20% ServiceMaster Cash Flow	Cash Flow 89%	34%	100%	None
	75% SVMClean	60% SVMClean EBITDA	EBITDA 90%	40%	100%	None
		20% SVMClean Revenue	Revenue 93%	58%	100%	None
		20% SVMClean Cash Flow	Cash Flow 98%	88%	100%	None

        Performance targets are established by the Board at the beginning of each year and are based on expected performance in accordance with the Company's and, where applicable, the business unit's budget for the year. In the event the Company and, where applicable, the business unit achieve the performance targets, payout under the Annual Bonus Plan would be 100% of a specified percentage of the executive's base salary. In the event the Company and, where applicable, the business unit do not achieve the performance targets, a lesser bonus may be earned if the Company and, where applicable, the business unit meet or exceed the threshold amounts for the performance targets, which are equal to the previous year's results achieved for each performance measure. In the event the Company exceeds the performance targets, the amount of the bonus will increase accordingly.

        The payout scale from threshold to target is a 6:1 ratio—for every one percent of achievement beyond threshold performance levels, the plan pays out six additional percentage points. The payout scale above target is a 4:1 ratio—for every one percent of achievement above target, the plan pays out an additional four percentage points. There is no maximum payout under the Annual Bonus Plan on the theory that we pay for performance and our executives should receive additional compensation when we exceed our performance goals.

2008 ABP Thresholds and Targets

		Threshold	Target

Corporate Consolidated
	EBITDA	$462,746	$517,687
	Revenue	$3,301,177	$3,515,003
	Cash Flow	$424,248	$478,810

Terminix
	EBITDA	$199,482	$205,701
	Revenue	$1,096,711	$1,151,629
	Cash Flow	$167,229	$200,953

ServiceMaster Clean
	EBITDA	$47,668	$52,717
	Revenue	$126,231	$135,144
	Cash Flow	$52,607	$53,417

        The following table sets forth information regarding the 2008 performance under the Annual Bonus Plan, including the percentage of performance target attained and the percentage of target bonus earned.

2008 ABP Performance

Named Executive Officer	Target % of Salary	% of SVM Target EBITDA Attained	% of SVM Target Revenue Attained	% of SVM Target Cash Flow Attained	Business Unit	% of BU Target EBITDA Attained	% of BU Target Revenue Attained	% of BU Target Cash Flow Attained	% of Target Bonus Earned

J. Patrick Spainhour	100%	100.24%	95.18%	90.58%	Corporate	N/A	N/A	N/A	83.49%

Steven J. Martin(1)	65%	100.24%	95.18%	90.58%	Corporate	N/A	N/A	N/A	105.47%

Greerson G. McMullen	65%	100.24%	95.18%	90.58%	Corporate	N/A	N/A	N/A	83.49%

Thomas G. Brackett(1)	65%	100.24%	95.18%	90.58%	Terminix	106.49%	95.28%	93.12%	120.42%

Michael M. Isakson(1)	55%	100.24%	95.18%	90.58%	SVMClean	106.74%	96.04%	95.65%	131.52%

(1)
The percentages of Target Bonus Earned for Messrs. Martin, Brackett, and Isakson reflect the inclusion of the bridge bonus as set forth in the "2008 ABP Payments" table below.

Mr. Sutton and Ms. Goettel terminated employment in 2008 and were ineligible to receive ABP payouts for the 2008 plan year.

2008 Annual Bonus Plan Payout

        The following table sets forth information regarding the Annual Bonus Plan payments to the Named Executive Officers.

2008 ABP Payments

Named Executive Officer	Target % of Salary	Target % of Salary $	Actual % of Salary Achieved	Actual $ of Bonus Achieved	Bridge Bonus	Total Bonus Award

J. Patrick Spainhour	100%	$950,000	83.49%	$793,136	$0	$793,136

Steven J. Martin(1)	65%	$227,500	83.49%	$189,935	$50,000	$239,935

Greerson G. McMullen	65%	$263,250	83.49%	$219,782	$0	$219,782

Thomas G. Brackett(1)	65%	$214,500	97.11%	$208,306	$50,000	$258,306

Michael M. Isakson(2)	55%	$178,200	89.44%	$159,374	$75,000	$234,374

(1)
Messrs. Martin's and Brackett's actual ABP payments included $50,000 bridge bonuses for 2008, as discussed below.

(2)
Mr. Isakson's actual ABP payment included a $75,000 Bridge Bonus for 2008, as discussed below.

        In 2008, the Board determined that the target percentage of salary on which bonuses were calculated for certain executives should be adjusted downward from historical levels to more closely reflect the market median data of the Peer Group. Accordingly, the target percentages for Messrs. Brackett, Isakson, and Martin were reduced from 100% of salary to 65%, 55%, and 65%, respectively. Because of the potential effect of these changes on total compensation, the Board determined that, if Terminix, ServiceMaster Clean, and Corporate Consolidated, respectively, achieved their respective EBITDA targets in 2008, Messrs. Brackett and Martin would receive a bridge bonus of $50,000 each and Mr. Isakson would receive a bridge bonus of $75,000. Messrs. Brackett and Isakson will also be eligible for a $25,000 and a $50,000 bridge bonus, respectively, in 2009.

Long Term Incentive Plans

        Our long-term incentive plans are designed to retain valuable executives and to align the interest of our executives with the achievement of sustainable long-term growth and performance. We have two incentive plans in place: the LTIP and the MSIP.

LTIP

        In 2007, the Company's then-standing Compensation Committee approved the LTIP, which replaced the Company's equity-based compensation plan that was suspended due to the then-pending acquisition of the Company. The goal of the LTIP was to link compensation of key employees to the achievement of performance goals established by the Compensation Committee relating to consolidated pre-tax income and revenue of the Company and its subsidiaries over a three-year performance period beginning January 1, 2007, and ending December 31, 2009. Individual grant levels were based on an evaluation of historical compensation levels, taking into consideration internal compensation equity and start date, where relevant, and were delivered in the form of units with a target cash value of $100 per unit. No additional LTIP grants were made in 2008. Any payments under the LTIP are to be made by March 15, 2010.

MSIP

        The MSIP provides certain key employees of ServiceMaster with the opportunity to invest in shares of Holdings common stock and to receive options to purchase shares of Holdings common stock. Our executive officers are eligible to participate in the MSIP, but actual investment opportunities provided to any executive officer or the executive officers as a group are entirely at the discretion of Holdings. Although the investment opportunities and grants of stock options are not made to our executive officers by us, we consider these investment opportunities and grants of options to be an important part of our overall executive officer compensation program. The costs of these transactions are borne by us and are reflected in our financial statements. Accordingly, we factor these transactions into our evaluation of each executive officer's overall compensation when making executive officer compensation decisions.

        We believe that the opportunity to purchase shares and to receive options to purchase shares of Holdings' stock encourages our executive officers to focus on our long-term performance, thereby aligning their interests with the interests of the other Holdings stockholders. The purchase of shares under the MSIP allows executive officers to increase their stake in the Company's performance by putting their own financial resources "at risk." Additionally, through stock option grants, the executive officers are encouraged to focus on sustained increases in stockholder value. Specifically, we believe the granting of stock options assists the Company to:

  •
  enhance the link between the creation of stockholder value and long-term executive incentive compensation;

  •
  provide an opportunity for increased equity ownership by executives; and

  •
  maintain competitive levels of total compensation.

        Each of our Named Executive Officers, with the exception of Ms. Goettel, participated in Holdings' offering of shares of common stock and grant of options to purchase additional shares, which closed on December 19, 2007. Each participating Named Executive Officer purchased shares for cash and, in addition to cash purchases, each of Messrs. McMullen, Brackett and Isakson elected to allocate eligible deferred compensation to deferred share units, which represent the right to receive a share on the first to occur of (i) such Named Executive Officer's termination of employment, (ii) a fixed date selected by such Named Executive Officer, and (iii) a change of control of Holdings. For each share of common stock and deferred share unit acquired by a

Named Executive Officer, Holdings granted such Named Executive Officer two "matching" options to purchase shares of Holdings common stock. Apart from the "matching" options, Holdings granted additional "standalone" options to each Named Executive Officer. The number of shares offered to and options granted to each Named Executive Officer was determined by Holdings based on position in the organization, scope of responsibility, and size of business unit or function that the Named Executive Officer oversees. While Holdings may, in its discretion, offer additional shares or grant additional options to our executive officers, Holdings' practice to date has been to offer each executive only one opportunity to invest in Holdings stock and to receive options, and none of the Named Executive Officers purchased shares or were granted options in 2008. The options held by the Named Executive Officers are set forth in the "2008 Outstanding Equity Awards at Fiscal Year-End" table below.

Retirement Benefits

        Employees, including the Named Executive Officers, are generally eligible to participate in the ServiceMaster Profit Sharing and Retirement Plan ("PSRP"). The PSRP is a qualified 401(k) defined contribution plan. We also maintain the ServiceMaster Deferred Compensation Plan ("DCP"), which is a non-qualified supplemental plan designed to afford certain highly compensated employees (including the Named Executive Officers, executive officers and certain other employees) the opportunity to defer additional amounts of compensation on a pre-tax basis, over and above the amounts allowed under the PSRP. The Company provides this benefit because the Company wished to permit our employees to defer the obligation to pay taxes on certain elements of the compensation that they are entitled to receive. All deferred amounts under the DCP are subject to earnings or losses based on the investments selected by the individual participants. The Company believes that provision of this benefit is important as a recruitment and retention tool as many, if not all, of the companies with which the Company competes for executive talent provide a similar plan to their senior employees.

Employee Benefits and Executive Perquisites

        We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers are eligible for the same health and welfare benefit programs on the same basis as the rest of the Company's employees, including medical and dental care coverage, life insurance coverage, and short- and long-term disability.

        The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our compensation goal of enabling the Company to attract and retain superior executives for key positions. The perquisites provided to our Named Executive Officers are memberships in social and professional clubs, certain spousal travel, Company-provided vehicles and, for our CEO, personal use of Company aircraft. Expenses associated with relocation of newly hired executives are paid to certain executives pursuant to our relocation policy and are based on standard market practices for executive level relocation.

        The Company has established a policy regarding personal use of the Company aircraft (the "Aircraft Policy") by our CEO. The Aircraft Policy provides that the CEO shall recognize taxable income for his personal use of the Company aircraft occurring in any year and shall reimburse the Company for personal use of the Company aircraft exceeding fifty hours annually. Any amount so reimbursed to the Company shall be applied to reduce the CEO's taxable income accordingly.

Post-Termination Compensation

        The Company entered into an employment agreement with Mr. Spainhour which provides for certain payments surrounding his termination of employment. This agreement was entered into to attract Mr. Spainhour to take the position of CEO. In addition, the Company made certain severance commitments to Mr. McMullen at the time he was offered employment.

        In 2001, the Company also entered into change in control severance agreements with Messrs. Martin, Brackett, Isakson, and Sutton and Ms. Goettel to ensure their continued service, dedication, and objectivity in the event of a change in control or threatened change in control. Upon their departure from the Company, Mr. Sutton and Ms. Goettel received severance payments, prorated bonus payments and continuation of certain employee benefits under their change in control severance agreements. Each also received a gross-up payment in the event that any payment received related to terminations and the change in control is subject to excise tax and interest and/or penalties related thereto.

2009 Compensation Update

        Pursuant to our normal schedule, the Board would have considered salary increases for our executive officers in February of 2009. However, because of the current uncertainty in the economy and in order to help position the Company to withstand the effects of any loss of revenue resulting from the current economic downturn, the Company's executive committee, which includes all of the Named Executive Officers still employed by the Company, chose to forego any salary increases in 2009. In addition, the annual bonus target percentage of salary for the Named Executive Officers still employed by the Company remains at the same level as 2008 which is discussed in "2008 ABP Payments."

        We are not currently considering any changes to our executive compensation strategy in reaction to current economic conditions. However, we will continue to monitor economic conditions throughout 2009 and may make changes, if necessary, to compensation strategies in the future as a result of the economy.

REPORT OF THE BOARD OF DIRECTORS

        The Company's Board of Directors has reviewed the Compensation Discussion and Analysis and discussed it with management and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                      Kenneth Giuriceo
                      David Wasserman

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

J. Patrick Spainhour Chief Executive Officer	2008 2007 2006	950,000 900,000 550,000	0 0 151,233	0 72,242 53,858	1,062,750 79,332 33,095	793,136 964,800 421,200	18,871 38,459 53,540	2,824,757 2,054,833 1,262,926

Steven J. Martin Senior Vice President and Chief Financial Officer	2008 2007	350,000 285,381	0 50,000	0 73,459	224,813 21,909	239,935 438,901	8,050 5,850	822,798 875,500

Greerson G. McMullen Senior Vice President and General Counsel	2008	405,000	0	0	155,325	219,782	154,986	935,093

Thomas G. Brackett President and Chief Operating Officer—Terminix	2008	330,000	0	0	347,438	258,306	8,050	943,794

Michael M. Isakson President and Chief Operating Officer—ServiceMaster Clean	2008 2007	324,000 288,135	0 0	0 35,712	200,288 6,585	234,374 478,225	8,050 5,850	766,712 814,507

Dennis R. Sutton Former President and Chief Operating Officer—TruGreen LawnCare	2008 2007	300,000 390,000	0 0	0 36,416	0 7,391	— 611,393	3,274,174 3,045	3,574,174 1,048,245

Lisa V. Goettel Former Senior Vice President—Human Resources	2008	67,906	0	0	0	—	2,677,110	2,745,016

(1)
Mr. Spainhour received a guaranteed bonus of $151,233 for service as Interim Chairman and CEO from May 15, 2006, through June 30, 2006. Mr. Martin received a one-time discretionary amount of $50,000 for his work on the Fast Forward project.

(2)
The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes during the specified years for restricted stock awards. The assumptions used in the valuation of awards in 2007 and 2008 are disclosed in the Stock Based Compensation footnote to the audited financial statements for the fiscal year ended December 31, 2008 included in this Annual Report on Form 10-K. The assumptions used in the valuation of awards in 2006 are disclosed in the Shareholders' Equity footnote to the audited financial statements for the fiscal year ended December 31, 2006 included in the Company's 2006 Annual Report on Form 10-K.

(3)
The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes during the specified years for stock option and stock appreciation rights awards. The assumptions used in the valuation of awards in 2007 and 2008 are disclosed in the Stock Based Compensation footnote to the audited financial statements for the fiscal year ended December 31, 2008 included in this Annual Report on Form 10-K. The assumptions used in the valuation of awards in 2006 are disclosed in the Shareholders' Equity footnote to the audited financial statements for the fiscal year ended December 31, 2006 included in the Company's 2006 Annual Report on Form 10-K.

(4)
Mr. Sutton and Ms. Goettel each received a prorated bonus payment under their respective Change in Control Severance Agreements, as listed under "All Other Compensation" and, therefore, did not receive any award under "Non-Equity Incentive Plan Compensation." For 2008, Messrs. Brackett and Martin each received a bridge bonus of $50,000 and Mr. Isakson received a bridge bonus of $75,000, and these amounts are included in this column in addition to their regular ABP payouts. For prior year reporting this column includes payouts of both ABP and CPP. For 2008, this column only represents ABP payout.

(5)
Amounts in this column for 2008 are detailed in the "All Other Compensation" table below:

  All Other Compensation

Named Executive Officer	Perquisites and Other Personal Benefits ($)	Company Contributions to PSRP ($)(3)	Tax Payment(s) ($)(4)	Severance Payment(s) ($)(5)	Total ($)

J. Patrick Spainhour(1)	18,871	0	0	0	18,871

Steven J. Martin	0	8,050	0	0	8,050

Greerson G. McMullen(2)	113,404	3,167	38,415	0	154,986

Thomas G. Brackett	0	8,050	0	0	8,050

Michael M. Isakson	0	8,050	0	0	8,050

Dennis R. Sutton	0	8,050	913,938	2,352,186	3,274,174

Lisa V. Goettel	0	8,050	781,689	1,887,371	2,677,110

  (1)
  Mr. Spainhour's perquisites include personal use of the corporate aircraft of $17,386 and Company-provided membership fees for one business and social dining club of $1,485.

  The incremental cost of the use of Company aircraft is calculated based on the variable operating costs to ServiceMaster, including fuel costs, mileage, trip-related maintenance, universal weather-monitoring costs, on-board catering, lamp/ramp fees and other miscellaneous variable costs. Fixed costs, which do not change based on usage, such as pilot salaries, the lease costs of the Company aircraft, and the cost of maintenance not related to trips are excluded. The aggregate cost of other perquisites and personal benefits is measured on the basis of the actual cost to the Company.

  (2)
  Mr. McMullen's perquisites include relocation expenses of $111,919 and Company-provided membership fees for one business and social dining club of $1,485.

  (3)
  In 2008 there were no matching contributions to the DCP.

  (4)
  Mr. Sutton and Ms. Goettel received gross-up payments in connection with their respective severance payments. Mr. McMullen received a gross-up payment in connection with certain of his relocation expenses.

  (5)
  Mr. Sutton and Ms. Goettel received payments in connection with their respective Change in Control Severance Agreements.

2008 Grants of Plan-Based Awards

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)

Named Executive Officer	Threshold ($)	Target ($)	Maximum ($)

J. Patrick Spainhour	380,000	950,000	None

Steven J. Martin	91,000	227,500	None

Greerson G. McMullen	105,300	263,250	None

Thomas G. Brackett	124,410	214,500	None

Michael M. Isakson	88,922	178,200	None

(1)
The amount listed represents the potential earnings under the Annual Bonus Plan which is a non-equity incentive. The threshold amount is the minimum earned amount if threshold performance is attained. There is no maximum payment in this plan. Additional information is discussed under "Annual Bonus Plan."

Mr. Sutton and Ms. Goettel were not eligible under the non-equity incentive plan (ABP) in 2008 due to their separations of employment in 2008.

There were no equity grants of plan-based awards in 2008.

Employment Agreements

Employment Agreement with Mr. Spainhour

        ServiceMaster entered into an employment agreement with J. Patrick Spainhour to serve as our Chief Executive Officer effective as of June 30, 2006. The original term of the employment agreement ended on December 31, 2008, and was renewed through December 31, 2009. The agreement automatically renews each year unless terminated by ServiceMaster or Mr. Spainhour.

        The employment agreement provides Mr. Spainhour with an annual base salary of not less than $900,000. Mr. Spainhour's annual bonus target under the Annual Bonus Plan is 100% of his salary, or $950,000 in 2008, with no cap on payout. The actual payouts under the Annual Bonus Plan are subject to the satisfaction of performance targets established by the Board.

        Mr. Spainhour's base salary, target annual bonus and all other compensation are subject to approval each year by the Board.

        ServiceMaster has also entered into a change in control severance agreement with Mr. Spainhour. This agreement, as well as additional provisions of his employment agreement which provide for payments upon the termination of his employment, are discussed under "Potential Payments upon Termination or Change in Control."

Employment Arrangement with Mr. McMullen

        At the time he was hired, ServiceMaster provided an offer letter to Mr. McMullen which set forth certain terms of his employment with the Company. The offer letter provided for a starting annual base salary of $400,000 and an annual bonus target under the Annual Bonus Plan of 65% of base salary. The actual payouts under the Annual Bonus Plan are subject to the satisfaction of performance targets established by the Board. The offer letter also provided for severance in the event of termination of Mr. McMullen's employment, which is discussed under "Other Severance Benefits for Named Executive Officers."

        Mr. McMullen's base salary, target annual bonus and all other compensation are subject to approval each year by the Board.

Other Agreements

        In addition to the agreements described above, we have entered into change in control severance agreements with Messrs. Martin, Brackett and Isakson. These agreements are further described under "Potential Payments Upon Termination or Change in Control."

MSIP

        There were no stock option awards to Named Executive Officers under the MSIP or other equity-based awards granted to Named Executive Officers in 2008. All stock options currently held by the Named Executive Officers, as shown below in the 2008 Outstanding Equity Awards at Fiscal Year-End Table below, were granted under the MSIP in 2007. The MSIP and an Employee Stock Option Agreement govern each option award and provide, among other things, that the options vest in equal installments over the first four years of the ten-year option term. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. See "Potential Payments Upon Termination or Change of Control" for information regarding the cancellation or acceleration of vesting of stock options.

2008 Option Exercises and Stock Vested

        No options were exercised by a Named Executive Officer in 2008, and no stock vested during 2008 as the Company does not have a plan that includes restricted stock.

2008 Outstanding Equity Awards at Fiscal Year-End

	Option Awards

Named Executive Officer	Award Type	Options Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

J. Patrick Spainhour	Options	12/19/2007	325,000	975,000	$10.00	12/19/2017

Steven J. Martin	Options	12/19/2007	68,750	206,250	$10.00	12/19/2017

Greerson G. McMullen	Options	12/19/2007	47,500	142,500	$10.00	12/19/2017

Michael M. Isakson	Options	12/19/2007	61,250	183,750	$10.00	12/19/2017

Thomas G. Brackett	Options	12/19/2007	106,250	318,750	$10.00	12/19/2017

Dennis R. Sutton(2)	Options	12/19/2007	0	0	$10.00	12/19/2017

Lisa V. Goettel(3)	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Represents options to purchase shares of Holdings granted under the MSIP. Options become exercisable on the basis of passage of time and continued employment over a four-year period, with 25% becoming exercisable on each of 12/19/08, 12/19/09, 12/19/10 and 12/19/11.

(2)
Mr. Sutton's options were forfeited at the time of his termination.

(3)
Ms. Goettel did not participate in the equity offering or receive any awards under the MSIP.

2008 Nonqualified Deferred Compensation

Named Executive Officer	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(4)

J. Patrick Spainhour	0	0	0	0	0

Steven J. Martin	0	0	(92,360)	0	164,409

Greerson G. McMullen	222,750	0	(49,523)	0	229,323

Dennis R. Sutton	0	0	0	0	0

Thomas G. Brackett	0	0	(123)	(4,681)	94,040

Michael M. Isakson	0	0	(1,003)	(28,090)	400,000

Lisa V. Goettel	0	0	(6,442)	(101,726)	0

(1)
Amount shown in this column for Mr. McMullen is included in the "Summary Compensation Table" as 2008 salary.

(2)
Matching contributions to the DCP were not made in 2008.

(3)
The amounts in this column do not represent above-market or preferential earnings and therefore are not included in the "Summary Compensation Table."

(4)
In 2007, Messrs. McMullen, Brackett and Isakson each elected to allocate a portion of his eligible deferred compensation to invest in 2,503 deferred share units, 9,404 deferred share units and 40,000 deferred share units, respectively. The value of these units is included in the "Aggregate Balance at Last FYE" column.

Deferred Compensation Plan

        The DCP is a nonqualified deferred compensation plan designed to afford certain highly compensated employees the opportunity to defer up to 75% of their compensation on a pre-tax basis. Deferred amounts are credited with earnings or losses based on the rate of return of mutual funds selected by the participants in the DCP. The Company, in its sole discretion, may make matching contributions, based on the amounts that are deferred by employees pursuant to the DCP, but did not choose to make matching contributions for 2008. Distributions are paid at the time elected by the participant in accordance with the DCP.

        The DCP is not funded by the Company, and participants have an unsecured contractual commitment from the Company to pay the amounts due under the DCP. All plan assets are considered general assets of the Company. When such payments are due, the cash will be distributed from the DCP's rabbi trust.

        Participants in the 2007 offering under the MSIP were permitted to allocate eligible deferred compensation under the DCP to purchase deferred share units, which represent the right to receive a share of Holdings common stock on the first to occur of (i) the participant's termination of employment, (ii) a fixed date selected by the participant, or (iii) a change in control of Holdings. Deferred share units were acquired for $10 per deferred share unit. Messrs. McMullen, Isakson and Brackett are the only Named Executive Officers who elected to allocate a portion of their eligible deferred compensation to purchase deferred share units.

Potential Payments upon Termination or Change in Control

Change in Control Severance Agreements

        To secure the continued service of our executives and to ensure their dedication and objectivity in the event of a change in control or threatened change in control, we previously entered into change in control severance agreements with some of our executives, including Messrs. Spainhour, Martin, Brackett, Isakson and Sutton and Ms. Goettel. Each executive who is a party to a change in control severance agreement agreed that in the event of an attempted change in control the executive would not voluntarily resign until the attempt ends or 90 days after a change in control occurs.

        A change in control means:

  •
  an acquisition by a person or group of 25% or more of our common stock (other than an acquisition from or by the company or by a company benefit plan);

  •
  a change in a majority of our Board;

  •
  consummation of a reorganization, merger or consolidation or sale of substantially all of our assets (unless stockholders receive 60% or more of the stock of the resulting company); or

  •
  a liquidation or dissolution of the Company.

        As previously described, a change in control of the Company occurred on July 24, 2007, with the consummation of the Merger. Therefore, a termination of the employment of Mr. Spainhour, Martin, Brackett or Isakson under certain circumstances within two years following that date will trigger payments under that officer's change in control severance agreement. Payments to Mr. Sutton and Ms. Goettel under their change in control severance agreements were made in connection with their respective terminations of employment, as described below under the heading "Named Executive Officers No Longer Employed by the Company."

        Upon a termination by the Company for cause, by the executive without good reason, or upon death or disability, we have no obligation to pay any prospective amounts or provide any benefits under these agreements. Our obligations will consist of those obligations accrued at the date of termination, including payment of earned salary, reimbursement of expenses and obligations which may otherwise be payable in the event of death or disability. Under these agreements, "cause" means a material breach by the executive of the duties and responsibilities of the executive which do not differ in any material respect from his duties and responsibilities during the 90-day period immediately prior to a Change in Control (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on the executive's part, which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach and period of time; or the commission by the executive of a felony or misdemeanor involving any act of fraud, embezzlement or dishonesty or any other intentional misconduct by the executive that materially and adversely affects the business affairs or reputation of the Company or an affiliated company. "Good reason" means a material reduction in position, duties or responsibilities, a transfer of the executive's home office by more than 40 miles, a reduction in salary, a failure to maintain substantially comparable benefit or compensation plans or to provide benefits substantially comparable to other peer employees, or a failure by the Company to require a successor to assume our obligations under the agreement. The definition of "good reason" was amended pursuant to the Participation Agreements as further discussed below.

Participation Agreements

        As a condition to participation in the MSIP, each MSIP participant who had entered into a change in control severance agreement (among the Named Executive Officers, Messrs. Spainhour, Martin, Brackett, Isakson and Sutton) was required to enter into a Participation Agreement pursuant to which he consented to amendments to the definition of "good reason" under his change in control severance agreement, with the practical effect that any of the following may occur without triggering the participant's ability to terminate his employment for "good reason" and be entitled to benefits under his change in control severance agreement:

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

        In the Participation Agreements, the participants also made the following acknowledgments to the Company that affected their rights under the change in control severance agreements:

  •
  the consummation of the Merger and any change between the participant's position and terms of employment as in effect before the Merger, compared with immediately thereafter, did not permit the participant to terminate his employment for "good reason" under his change in control severance agreement;

  •
  any change that occurred to the participant's position and terms of employment after the consummation of the Merger, or any planned change to his position and terms of employment that had been communicated to him, but not yet implemented, in each case at the time the participant entered into the Participation Agreement, did not permit the participant to terminate his employment for "good reason" under his change in control severance agreement;

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

Severance Benefits Payable to Named Executive Officers under Change in Control Severance Agreements

        If we terminate the employment of a Named Executive Officer who is subject to a change in control severance agreement for a reason other than cause, or if such Named Executive Officer terminates his employment for good reason, in either case prior to July 24, 2009, we will pay to the Named Executive Officer a lump sum cash payment consisting of:

  •
  accrued salary through the date of termination;

  •
  any unpaid previously earned Annual Bonus Plan bonuses;

  •
  any compensation previously deferred under the DCP and any accrued and unpaid vacation pay;

  •
  a pro-rated ABP bonus through the date of termination based upon the target bonus amounts for the year in which the change in control occurs or, if higher, the year in which the date of termination occurs;

  •
  a pro-rated CPP bonus through the date of termination based upon the target bonus amounts for the year in which the change in control occurs; and

  •
  an amount equal to any unvested employer matching contributions under our 401(k) plan and nonqualified deferred compensation plan.

        In addition to the payments described above, Mr. Spainhour would receive pursuant to his change in control severance agreement:

  •
  three times his highest annual base salary during the prior 12 months, and

  •
  three times his target annual bonus under the Annual Bonus Plan for the year in which the change in control occurs.

        In addition to the payments described above, Messrs. Martin, Brackett and Isakson would receive pursuant to their change in control severance agreements:

  •
  two times the executive's highest annual base salary in the 12 months prior to termination, and

  •
  two times the executive's target Annual Bonus Plan immediately prior to the change in control, or, if higher, for the year of the termination, and medical and life insurance plan benefits for a two-year period following termination.

Other Severance Benefits for Named Executive Officers

        Mr. McMullen's offer letter provides that Mr. McMullen will be eligible for severance in the event of his termination without cause. If the Company were to terminate Mr. McMullen's employment without cause, he would receive an amount equal to one times his base salary, plus a prorated portion of his bonus under the Annual Bonus Plan for the year in which his termination occurs.

LTIP

        If an executive's employment is terminated by the Company without cause or by reason of the executive's death or disability, the executive is entitled to a prorated payment under the LTIP, with the amount of the payment determined based on the achievement of the applicable pre-tax income and revenue goals through the end of the month immediately prior to the date of termination.

MSIP

        If an executive's employment is terminated by the Company with cause before there is a public offering of Holdings shares, all options (vested and unvested) are immediately cancelled and Holdings and certain Equity Sponsors have the right to purchase shares owned by the executive at the lower of fair market value or the original cost of the shares to the executive.

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

        If an executive's employment terminates by reason of death or disability before there is a public offering of the shares, Holdings and certain Equity Sponsors have the right to purchase the shares at fair market value. Upon such termination, all options, whether or not vested, will become and remain exercisable until the first to occur of (i) the one year anniversary of the executive's date of termination and (ii) the expiration of the options' normal term, after which date such options are cancelled.

        The stock option agreements provide that the vesting of options to purchase shares of Holdings common stock will be accelerated if Holdings experiences a change in control (as defined in the MSIP), unless the Holdings Board of Directors reasonably determines in good faith that options with substantially equivalent or better terms are substituted for the existing options. The Holdings Board of Directors also has the discretion to accelerate the vesting of options at any time and from time to time.

Payment upon a Qualifying Termination as of December 31, 2008

        The following table sets forth information regarding the value of payments and other benefits payable by the Company to each of the Named Executive Officers employed by the Company as of December 31, 2008 in the event of a qualifying termination pursuant to the change in control severance agreements and otherwise. The amounts shown do not include payments of compensation that have previously been deferred as disclosed under "2008 Nonqualified Deferred Compensation." The amounts shown assume termination effective as of December 31, 2008.

Named Executive Officer	Severance Agreements(1) ($)(1)	Acceleration of Cash Based Awards (LTIP)(2) ($)	Health & Welfare Welfare ($)	401(k) ($)	Gross-Up Adjustment ($)	Total Payments ($)

J. Patrick Spainhour	6,650,000	1,667,427	15,952	0	2,978,236	11,311,615

Steven J. Martin	2,128,000	83,371	20,282	0	883,967	3,115,620

Michael M. Isakson	2,092,500	105,848	10,634	0	704,568	2,913,550

Thomas G. Brackett	1,954,500	122,122	20,282	0	722,223	2,819,127

Greerson G. McMullen	624,782	100,046	0	0	0	724,828

(1)
Calculations are based upon the terms previously discussed under "Severance Benefits Payable to Named Executive Officers."

(2)
LTIP is paid out at actual plan performance prorated for the number of days employed during the plan period. These amounts have been calculated assuming payout at target and are subject to adjustment based upon actual financial results.

  The employment of Mr. Sutton and Ms. Goettel ended on September 12, 2008 and March 31, 2008, respectively. The actual amounts awarded to Mr. Sutton and Ms. Goettel in connection with their termination are reported in the table below under "Named Executive Officers No Longer Employed by the Company."

Named Executive Officers No Longer Employed by the Company

Lisa V. Goettel

        As a result of the change in control in connection with the Merger, and her subsequent separation effective March 31, 2008, Ms. Goettel was entitled to change in control severance benefits for good reason.

Dennis R. Sutton

        As a result of the change in control in connection with the Merger, and his subsequent separation effective September 12, 2008, Mr. Sutton was entitled to change in control severance benefits for good reason. Under the terms of the MSIP, Mr. Sutton's options to purchase shares of Holdings common stock, all of which were unvested, were canceled upon Mr. Sutton's termination of employment, and Holdings purchased Mr. Sutton's shares of Holdings common stock for fair market value.

        The following table sets forth information regarding the value of payments and other benefits paid by the Company to each of the Named Executive Officers whose employment terminated in 2008. The amounts shown do not include payments of compensation that have previously been deferred as disclosed under "2008 Nonqualified Deferred Compensation."

Named Executive Officer	Separation Date	Severance Payment ($)	Acceleration of Cash Based Awards (LTIP) ($)(1)	Health & Welfare ($)	Gross-Up Adjustment ($)	Total Payments ($)

Dennis R. Sutton(2)	9/12/2008	2,352,186	94,397	20,282	913,938	3,380,803

Lisa V. Goettel(3)	3/31/2008	1,887,371	66,028	4,717	781,689	2,739,805

(1)
These amounts have been accrued based on calculation of payout at target and are subject to adjustment based upon actual financial results. Payouts are prorated for the number of days employed during the plan period.

(2)
The severance payment to Mr. Sutton consists of the payments described in the first paragraph under "Severance Benefits Payable to Named Executive Officers under Change in Control Severance Agreements" above, two times his annual base salary in the 12 months prior to termination and two times his target ABP and CPP bonuses immediately prior to the change in control. The health and welfare payment for Mr. Sutton consists of payment for medical and life insurance plan benefits for a two-year period following termination.

(3)
The severance payment to Ms. Goettel consists of the payments described in the first paragraph under "Severance Benefits Payable to Named Executive Officers under Change in Control Severance Agreements" above, three times her annual base salary in the 12 months prior to termination and three times her target ABP and CPP bonuses immediately prior to the change in control. The health and welfare payment for Ms. Goettel consists of payment for medical plan benefits through July 31, 2008, and life insurance plan benefits for a three-year period following termination.

        The agreements described above are further discussed under "Potential Payments upon Termination or Change in Control."

        The Company does not currently offer employment agreements or change in control severance agreements to newly hired executive officers. The Board periodically reassesses the need to offer these types of arrangements and may decide to do so in the future.

Director Compensation

        The Company does not compensate our directors for their service on our Board.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        CDRSVM Holding, Inc. owns all of the outstanding common stock of ServiceMaster. CDRSVM Investment Holding, Inc. owns all of the outstanding common stock of CDRSVM Holding, Inc. Investment funds associated with or designated by the Equity Sponsors, together with certain of our executives and other key employees, own all of the common stock of Holdings.

        The following table sets forth information as of March 14, 2009 with respect to the ownership of the common stock of Holdings by:

  •
  each person known to own beneficially more than 5% of the common stock of Holdings;

  •
  each of our directors;

  •
  each of the executive officers named in the Summary Compensation Table appearing under Item 11 of this Annual Report on Form 10-K; and

  •
  all of our executive officers and directors as a group.

        The amounts and percentages of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

        Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address for each individual listed below is The ServiceMaster Company, 860 Ridge Lake Boulevard, Memphis, Tennessee 38120.

Name of Beneficial Owner	Number of Shares Owned		Percent of Class (%)
Clayton, Dubilier & Rice Fund VII, L.P. and related funds(1)	90,610,000		62.39
Citigroup Private Equity LP managed funds(2)	25,000,000		17.21
BAS Capital Funding Corporation and related funds(3)	17,500,000		12.05
J.P. Morgan Ventures Corporation(4)	10,000,000		6.89
Kenneth A. Giuriceo(5)	0		0
David H. Wasserman(5)	0		0
J. Patrick Spainhour	625,000	(6)	*
Ernest J. Mrozek	0		0
Steven J. Martin	118,750	(6)	*
Greerson G. McMullen	92,500	(6)	0
Thomas G. Brackett	156,250	(6)
Michael M. Isakson	121,250	(6)	*
Dennis R. Sutton	0		0
Lisa V. Goettel	0		0
All current directors and executive officers as a group (18 persons)(6)(7)	1,768,275	(6)	1.21%

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

(2)
Represents shares held by Citigroup Capital Partners II 2007 Citigroup Investment L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holding, L.P., and CPE Co-Investment (ServiceMaster) LLC, each an affiliate of Citigroup Inc. The address for each of Citigroup Capital Partners II 2007 Citigroup Investment L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holding, L.P., and CPE Co-Investment (ServiceMaster) LLC, is c/o Citi Private Equity, 388 Greenwich Street, 32nd Floor, New York, NY 10013.

(3)
Represents shares held BAS Capital Funding Corporation, Banc of America Capital Investors V, LP, and BACSVM-A, LP, each an affiliate of Bank of America Corporation. BAS Capital Funding Corporation has the right to and may transfer shares of Holdings' common stock to one or more entities controlling, controlled by or under common control with BAS Capital Funding Corporation. The address for each of BAS Capital Funding Corporation, Banc of America Capital Investors V, LP, and BACSVM-A, LP, is, c/o BAS Capital Funding Corporation, 100 N. Tyron, Charlotte, NC 28256,

(4)
J.P. Morgan Ventures Corporation is an affiliate of JPMorgan Chase & Co. The address for J.P. Morgan Ventures Corporation is 270 Park Avenue, New York, NY 10017.

(5)
Does not include common stock held by investment funds associated with or designated by Clayton, Dubilier & Rice Inc. Messrs. Giuriceo and Wasserman are directors of The ServiceMaster Company and Holdings and executives of Clayton, Dubilier & Rice, Inc. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by Clayton, Dubilier & Rice, Inc.

(6)
Includes shares which the executive officers have the right to acquire prior to May 14, 2009 through the exercise of stock options as follows: Mr. Spainhour, 325,000 shares, Mr. Martin, 68,750 shares, Mr. Isakson, 61,250 shares, Mr. Brackett, 106,250 shares and Mr. McMullen, 47,500 shares. All executive officers as a group have the right to acquire 900,675 shares prior to May 14, 2009 through the exercise of stock options.

(7)
All employees of the Company as a group held 2,125,238 shares of common stock as of December 31, 2008, constituting 1.46% of the total ownership of Holdings.

  Equity Compensation Plan Information

        The following table contains information, as of December 31, 2008, about the amount of shares in Holdings, our indirect parent company, to be issued upon the exercise of outstanding options granted under the MSIP.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(1)	9,585,501	$10.00	734,261
Equity compensation plans not approved by shareholders	—	—	—
Total	9,585,501	$10.00	734,261

(1)
Granted pursuant to the MSIP. For a description of the MSIP, please refer to Item 11, "Compensation Discussion and Analysis".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transaction

        Our Board has approved policies and procedures with respect to the review and approval of certain transactions between ServiceMaster and a "Related Person" (a "Related Person Transaction"), which we refer to as our "Related Person Transaction Policy". Pursuant to the terms of the Related Person Transaction Policy, the Board must review and decide whether to approve or ratify any Related Person Transaction. Any Related Person Transaction is required to be reported to our legal department and the legal department will determine whether it should be submitted to the Board for consideration.

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

Litigation Program

        Hinshaw & Culbertson has served as ServiceMaster's primary counsel in our national litigation program for our general and automobile liability risks since 2004. Total fees paid to Hinshaw & Culbertson for 2008 in connection with our national litigation program were approximately $5.4 million. Donald Mrozek, Esq., Chairman of Hinshaw & Culbertson, is the brother of Ernest Mrozek, our former Vice Chairman and Chief Financial Officer. Hinshaw & Culbertson served as one of our casualty program law firms prior to Ernest Mrozek's becoming employed by ServiceMaster. Ernest Mrozek did not have management responsibility for our litigation program.

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

Registration Rights Agreement

        On the closing date of the Merger, Holdings entered into the Registration Rights Agreement with investment funds associated with or designated by the Equity Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, in the case of the Lead Investor at any time and in the case of the other Equity Sponsors at least 18 months following the initial public offering of Holdings common stock, to cause Holdings, at its own expense, to use its best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. In the event Holdings registers any of its common stock following its initial public offering, these investment funds also have the right to require Holdings to use its best efforts to include shares of common stock of Holdings held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for Holdings to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of Holdings' securities.

Consulting Agreement; Transaction Fee Agreement; Advisory Agreement

        On the closing date of the Merger, Holdings and the ServiceMaster Company entered into a consulting agreement, or the "Consulting Agreement," with CD&R, pursuant to which CD&R provides Holdings and its subsidiaries with financial advisory and management consulting services. Pursuant to the Consulting Agreement, Holdings will pay or cause to be paid to CD&R an annual fee of $2 million for such services, plus expenses, unless the Equity Sponsors (or the disinterested directors of Holdings) agree to a higher amount, and Holdings will also pay to CD&R a fee for certain types of future transactions that Holdings or its subsidiaries complete. If an individual designated by CD&R serves in an executive management position, Holdings will pay CD&R an additional fee to be reasonably determined by CD&R, but not to exceed the amount of the annual fee then in effect. The Company recorded a management fee of $2 million for the year ended December 31, 2008 and $0.9 million for the Successor period from July 25, 2007 to December 31, 2007.

        In connection with the Merger, Holdings and ServiceMaster entered into a Transaction Fee Agreement, pursuant to which they paid an aggregate fee of $55 million to the Equity Sponsors and reimbursed certain expenses of the Equity Sponsors and their affiliates.

        In connection with the Merger, Holdings and ServiceMaster entered into advisory agreements with the following Equity Sponsors or their affiliates: Citigroup Private Equity L.P., BAS Capital Funding Corporation, and J.P. Morgan Ventures Corporation. Pursuant to these agreements the Company paid an aggregate fee of $24 million to Citigroup Private Equity L.P., BAS Capital Funding Corporation, and J.P. Morgan Ventures Corporation and their affiliates and reimbursed certain expenses of the Equity Sponsors and their affiliates.

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

Debt Purchases

        The Company was advised by Holdings that, during the year ended December 31, 2008, Holdings completed open market purchases of $54.0 million in face value of our Permanent Notes for a cost of $16.9 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. Interest accrued by the Company and payable to Holdings as of December 31, 2008 amounted to $0.4 million. There were no interest payments by the Company to Holdings in 2008.

        The Company was advised by Holdings that during January 2009, Holdings completed additional open market purchases of $11.0 million in face value of our Permanent Notes for a cost of $4.5 million.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Board selected Deloitte & Touche LLP as our independent auditors for 2008. The Board pre-approves all audit, audit-related and non-audit related services to be provided by our independent auditors.

        The following table presents, for 2008 and 2007, fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP. In accordance with the Securities and Exchange Commission's definitions and rules, "audit fees" are fees ServiceMaster paid Deloitte & Touche LLP for professional services for the audit of ServiceMaster's consolidated financial statements included in ServiceMaster's Annual Report on Form 10-K, review of the financial statements included in ServiceMaster's quarterly reports on Form 10-Q and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of ServiceMaster's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any products and services provided by Deloitte & Touche LLP not included in the first three categories.

	2008		2007
(1) Audit Fees	3,325,086	(a)	$5,407,000	(b)
(2) Audit-Related Fees(c)	44,000		64,900
(3) Tax Fees(d)	303,010		782,816
(4) All other Fees	—		—

    (a)
    In 2008, ServiceMaster incurred expenses in the amount of approximately $154,000 in connection with the Audit Committee's review of Deloitte's independence after it learned of the former advisory partner's conduct as described in "Item 9B. Other Information." In finalizing the audit fees for 2008, such fees have been reduced to reflect a fee adjustment by Deloitte in an equivalent amount.

    (b)
    Includes $1.5 million in fees related to the audit of the Transactions and the application of purchase accounting in conjunction with the Merger in 2007.

    (c)
    Principally represents fees paid in connection with the audits of the employee benefit plan and other services, primarily related to discontinued operations.

    (d)
    Includes $188,669 and $41,600 related to services rendered in connection with tax compliance and tax return preparation fees for 2008 and 2007, respectively.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Schedules and Exhibits.

1.
Financial Statements

  Report of Independent Registered Public Accounting Firm contained in Part II, Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Financial Position as of December 31, 2008 and 2007 (Successor) contained in Part II, Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Operations for the year ended December 31, 2008 (Successor) the period from July 25, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through July 24, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor) contained in Part II, Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Cash Flows for the year ended December 31, 2008 (Successor) the period from July 25, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through July 24, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor) contained in Part II, Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Shareholder's Equity for the year ended December 31, 2008 (Successor) the period from July 25, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through July 24, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor) contained in part II, Item 8 of this Annual Report on Form 10-K.

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

  Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

  Schedule II—Valuation and Qualifying Accounts

3.
Exhibits

        The exhibits filed with this report are listed on pages 164-168 (the "Exhibits Index"). Entries marked by an asterisk next to the exhibit's number identify compensatory plans, contracts or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SERVICEMASTER COMPANY
Date: March 30, 2009	By	/s/ J. PATRICK SPAINHOUR J. Patrick Spainhour Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. PATRICK SPAINHOUR J. Patrick Spainhour	Chief Executive Officer (Principal Executive Officer)	March 30, 2009
/s/ STEVEN J. MARTIN Steven J. Martin	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2009
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director	March 30, 2009
/s/ DAVID H. WASSERMAN David H. Wasserman	Director	March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The ServiceMaster Company
Memphis, Tennessee

        We have audited the consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2008 and 2007 (Successor Company), and the related consolidated statements of operations, shareholder's equity, and cash flows for the year ended December 31, 2008, the period January 1, 2007 through July 24, 2007 (Predecessor Company), the period July 25, 2007 through December 31, 2007 (Successor Company), and the year ended December 31, 2006 (Predecessor Company), and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated March 27, 2009 (which express an unqualified opinion and include an explanatory paragraph concerning the change in basis for the consolidated financial statements for the period after July 24, 2007 as a result of the application of purchase accounting as of July 25, 2007); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 27, 2009

SCHEDULE II
THE SERVICEMASTER COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2008 (SUCCESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$19,420	$36,852	$36,944	$19,328
Notes receivable	1,574	430	194	1,810
Income tax valuation allowance	9,031	8,865	1,022	16,874
FOR THE PERIOD FROM JULY 25, 2007 TO DECEMBER 31, 2007 (SUCCESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$21,924	$19,618	$22,122	$19,420
Notes receivable	1,387	241	54	1,574
Income tax valuation allowance	8,786	374	129	9,031
FOR THE PERIOD FROM JANUARY 1, 2007 TO JULY 24, 2007 (PREDECESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$17,145	$23,971	$19,192	$21,924
Notes receivable	1,549	119	281	1,387
Income tax valuation allowance	1,800	6,986	—	8,786
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2006 (PREDECESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$16,456	$38,965	$38,276	$17,145
Notes receivable	1,246	542	239	1,549
Income tax valuation allowance	—	1,800	—	1,800

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
4.8
Indenture, dated July 24, 2008, among The ServiceMaster Company, the Subsidiary Guarantors from time to time parties thereto and Wilmington Trust FSB, as trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated July 24, 2008.
4.9
Exchange and Registration Rights Agreement, dated July 24, 2008, among The ServiceMaster Company, the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K dated July 24, 2008.
4.10
First Supplemental Indenture, dated August 13, 2008, among TruGreen LandCare, The ServiceMaster Company, each existing Subsidiary Guarantor under the Indenture and Wilmington Trust FSB is incorporated by reference to Exhibit 4.3 to the registrant's Registration Statement or Form S-1 (File No. 333-154648 (the "2009 S-1")).

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
10.10	Consulting Agreement, dated as of July 24, 2007, among the Company, Holdings, and Clayton Dubilier & Rice, Inc. is incorporated by reference to Exhibit 10.13 to the 2007 8-K.

10.11(a)	Indemnification Agreement, dated as of July 24, 2007, among the Company and Holdings and Clayton Dubilier & Rice, Inc., Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CDR SVM Co-Investor L.P. and CD&R Parallel Fund VII, L.P. is incorporated by reference to Exhibit 10.14(a) to the 2007 8-K.
10.11(b)
Indemnification Agreement, dated as of July 24, 2007, among the Company and Holdings and Banc of America Capital Investors V, L.P., BAS Capital Funding Corporation, BACSVM, L.P., Banc of America Strategic Investments Corporation, Banc of America Capital Management V, L.P., BACM I GP, LLC and BA Equity Co-Invest GP LLC is incorporated by reference to Exhibit 10.14(b) to the 2007 8-K.
10.11(c)
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
10.11(d)	Indemnification Agreement, dated as of July 24, 2007, among the Company and Holdings and J.P. Morgan Ventures Corporation is incorporated by reference to Exhibit 10.14(d) to the 2007 8-K.
10.12
Intercreditor Agreement, dated as of July 24, 2007, between the Revolving Administrative Agent and Revolving Collateral Agent and the Term Loan Administrative Agent and Term Loan Collateral Agent is incorporated by reference to Exhibit 10.15 to the 2007 8-K.
10.13*	Annual Bonus Plan is incorporated by reference to Exhibit C to the April 16, 2003 Proxy Statement relating to The ServiceMaster Company's 2003 Annual Meeting of Shareholders held May 21, 2003.
10.14*
ServiceMaster Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated December 14, 2005.
10.15*
Employment Agreement dated August 16, 2006, effective as of June 30, 2006, between the Company and J. Patrick Spainhour is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated August 15, 2006.
10.16*
Change in Control Severance Agreement dated August 16, 2006 between the Company and J. Patrick Spainhour is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated August 15, 2006.
10.17*	Form of change in control severance agreement is incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
10.18*	2007 Long-Term Incentive Plan ("LTIP") is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated March 20, 2007.
10.19*	Form of Participation Unit Award Agreement under the LTIP is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated March 20, 2007.
10.20*	ServiceMaster Global Holdings, Inc. Stock Incentive Plan ("MSIP") is incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007.

10.21*	Form of Employee Stock Subscription Agreement under the MSIP is incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.22*	Form of Employee Stock Option Agreement under the MSIP is incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.23*	Form of Employee Deferred Share Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.24*	Form of Participation Agreement under the MSIP is incorporated by reference to Exhibit 10.34 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.25	Term Loan Assumption agreement dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.32 to the registrant's 2009 S-1.
10.26	Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.33 to the registrant's 2009 S-1.
10.27	Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.34 to the registrant's 2009 S-1.
10.28
Revolving Credit Assumption Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.35 to the registrant's 2009 S-1.
10.29
Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.36 to the registrant's 2009 S-1.
10.30
Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.37 to the registrant's 2009 S-1.
10.31
Master Services Agreement, dated December 11, 2008, by and between ServiceMaster Consumer Services, L.P., and International Business Machines Corporation including Transaction Document No. 1 thereunder and all related exhibits and schedules (portions omitted pursuant to registrant's request for confidential treatment filed with the Securities and Exchange Commission) in incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 23, 2008.
12†	Ratio of Earnings to Fixed Charges
21†	Subsidiaries.
31.1†	Certification of Chief Executive Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates compensatory plan, contract or arrangement.

†
Filed herewith