Form 10-Q
period 2009-03-31
SERVICEMASTER CO
filed 2009-05-15
CIK 1052045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

The registrant is a privately held corporation and its equity shares are not publicly traded. At May 8, 2009, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three months ended March 31,
	2009	2008
Operating Revenue	$645,927	$632,231

Operating Costs and Expenses:
Cost of services rendered and products sold	394,400	417,368
Selling and administrative expenses	173,763	171,116
Amortization expense	40,309	50,674
Merger related charges	294	50
Restructuring charges	8,483	3,325
Total operating costs and expenses	617,249	642,533

Operating Income (Loss)	28,678	(10,302)

Non-operating Expense (Income):
Interest expense	76,666	89,586
Interest and net investment loss	4,761	6,045
Gain on extinguishment of debt	(46,106)	—
Other expense	200	132

Loss from Continuing Operations before Income Taxes	(6,843)	(106,065)
Benefit for income taxes	(7,555)	(30,971)

Income (Loss) from Continuing Operations	712	(75,094)

Loss from discontinued operations, net of income taxes	(163)	(748)
Net Income (Loss)	$549	$(75,842)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position (Unaudited)

(In thousands, except share data)

	As of March 31, 2009	As of December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$288,316	$405,587
Marketable securities	19,285	22,928
Receivables, less allowance of $20,251 and $21,138, respectively	331,777	335,927
Inventories	86,125	80,018
Prepaid expenses and other assets	95,888	37,648
Deferred customer acquisition costs	58,230	36,514
Deferred taxes	42,177	42,945
Assets of discontinued operations	177	412
Total Current Assets	921,975	961,979
Property and Equipment:
At cost	307,402	287,818
Less: accumulated depreciation	(87,036)	(72,189)
Net property and equipment	220,366	215,629

Other Assets:
Goodwill	3,095,086	3,093,909
Intangible assets, primarily trade names, service marks and trademarks, net	2,929,064	2,967,984
Notes receivable	24,433	25,628
Long-term marketable securities	103,570	110,134
Other assets	35,165	35,350
Debt issuance costs	77,453	83,014
Total Assets	$7,407,112	$7,493,627

Liabilities and Shareholder’s Equity

Current Liabilities:
Accounts payable	$120,332	$89,242
Accrued liabilities:
Payroll and related expenses	71,956	83,036
Self-insured claims and related expenses	76,396	91,923
Other	146,519	202,174
Deferred revenue	501,489	443,426
Liabilities of discontinued operations	2,963	4,870
Current portion of long-term debt	220,812	221,269
Total Current Liabilities	1,140,467	1,135,940

Long-Term Debt	3,945,661	4,044,823

Other Long-Term Liabilities:
Deferred taxes	977,624	981,746
Liabilities of discontinued operations	4,126	4,077
Other long-term obligations, primarily self-insured claims	204,862	194,682
Total Other Long-Term Liabilities	1,186,612	1,180,505

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,440,367	1,438,432
Retained deficit	(249,370)	(249,919)
Accumulated other comprehensive loss	(56,625)	(56,154)
Total Shareholder’s Equity	1,134,372	1,132,359
Total Liabilities and Shareholder’s Equity	$7,407,112	$7,493,627

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2009	2008
Cash and Cash Equivalents at Beginning of Period	$405,587	$207,219

Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	549	(75,842)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from discontinued operations	163	748
Depreciation expense	15,614	12,558
Amortization expense	40,309	50,674
Amortization of debt issuance costs	3,768	9,245
Gain on extinguishment of debt	(46,106)	—
Deferred income tax benefit	(2,280)	(36,589)
Option and restricted stock expense	1,934	1,664
Restructuring charges	8,483	3,325
Cash payments related to restructuring charges	(4,296)	(13,874)
Merger related charges	294	50
Change in working capital, net of acquisitions:
Current income taxes	(3,026)	5,182
Receivables	6,001	12,971
Inventories and other current assets	(87,560)	(95,764)
Accounts payable	26,548	28,326
Deferred revenue	58,033	84,953
Accrued liabilities	(75,177)	(54,835)
Other, net	9,141	1,678
Net Cash Used for Operating Activities from Continuing Operations	(47,608)	(65,530)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(18,608)	(9,049)
Sale of equipment and other assets	362	711
Acquisition of The ServiceMaster Company	(486)	(16,163)
Other business acquisitions, net of cash acquired	(4,871)	(4,385)
Notes receivable, financial investments and securities, net	3,536	14,370
Net Cash Used for Investing Activities from Continuing Operations	(20,067)	(14,516)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	76,350
Payments of debt	(47,504)	(52,793)
Debt issue costs paid	(198)	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(47,702)	23,557

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(980)	4,560
Cash used for investing activities	(914)	(44)
Cash used for financing activities	—	(51)
Net Cash (used for) Provided from Discontinued Operations	(1,894)	4,465

Cash Decrease During the Period	(117,271)	(52,024)

Cash and Cash Equivalents at End of Period	$288,316	$155,195

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

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 10.75%/11.50% senior toggle notes maturing in 2015 (“Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009.  ServiceMaster’s obligation under the Registration Rights Agreement to keep the registration statement effective has terminated.  Accordingly, ServiceMaster may choose to deregister the Permanent Notes and terminate the effectiveness of the registration statement at any time.

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The following selected accounting policies should be read in conjunction with that Annual Report on Form 10-K.

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

The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were approximately $15.8 million and $13.8 million for the three months ended March 31, 2009 and 2008, respectively, and consolidated operating income (loss) from continuing operations was approximately $28.7 million and ($10.3) million for the three months ended March 31, 2009 and 2008, respectively. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $501.5 million and $443.4 million of deferred revenue at March 31, 2009 and December 31, 2008, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranty, termite baiting, termite inspection, pest control and lawn care services.

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

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2009 and December 31, 2008.

The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 presented the significant areas that require the use of management’s estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranty and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Note 3. Restructuring Charges

The Company is engaged in a reorganization and restructuring of certain of its businesses and support functions known as Fast Forward. Among the purposes of Fast Forward is to eliminate layers and bureaucracy and simplify work processes in order to better align the Company’s work processes around its operational and strategic objectives. Fast Forward is being implemented in phases. The first phase involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield’s call center located in Santa Rosa, California. The second phase includes, among other things, the organization of certain corporate support functions into centers of excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of various business activities that currently are handled internally, as well as other employee workforce reductions expected to result in cost-savings.

The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is underway. As part of the second phase of Fast Forward, on December 11, 2008, the Company entered into an agreement with International Business Machines Corporation (“IBM”) pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008 and the services are expected to be phased in over approximately a six-month period. In connection with the agreement, the Company expects to eliminate approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company has incurred and expects to continue to incur charges related to, among other things, employee retention and severance costs and transition fees paid to IBM. Almost all charges related to the agreement will be cash charges and will be expensed throughout the transition period. Such charges are expected to amount to $10 to $15 million, pre-tax, and will be recorded as restructuring charges in the condensed consolidated statement of operations principally in the first half of 2009.

In connection with Fast Forward, the Company incurred costs of approximately $5.3 million ($3.2 million after-tax) and $2.6 million ($1.5 million after-tax) for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, such costs included transition fees paid to IBM of approximately $3.8 million, employee retention and severance costs of approximately $0.9 million and consulting and other costs of approximately $0.6 million. For the three months ended March 31, 2008, these charges included consulting fees of approximately $1.6 million and severance and other costs of approximately $1.0 million.

For the three months ended March 31, 2009, Terminix incurred restructuring costs of approximately $3.2 million ($2.0 million after-tax) relating to a branch optimization project, which included approximately $2.9 million of lease termination costs and approximately $0.3 million of severance costs.

The results for the three months ended March 31, 2008 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures and were expensed throughout the transition period. During the three months ended March 31, 2008, the Company incurred $0.7 million ($0.4 million after-tax) relating to this relocation, which includes severance and other costs.

The pretax charges discussed above are reported in the “Restructuring charges” line in the condensed consolidated statements of operations.

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At March 31, 2009, there was approximately $103 million of residual value relating to the Company’s fleet and equipment leases. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At March 31, 2009, the Company has recorded the estimated fair value of this guarantee of approximately $2 million in the condensed consolidated statement of financial position.

The Company maintains lease facilities with banks totaling $65 million, which provide for the financing of branch properties to be leased by the Company. At March 31, 2009, approximately $65 million was funded under these facilities. Approximately $12 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of March 31, 2009. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At March 31, 2009, the Company’s residual value guarantee related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of this guarantee of approximately $0.1 million in the condensed consolidated statements of financial position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance from third-party insurance carriers. These policies typically incorporate significant deductibles or self-insured retentions. The Company is required to pay all claims that fall below the retention limits. As of March 31, 2009 and December 31, 2008, the Company had accrued self-insured claims of $143 million and $146 million, respectively. During the three months ended March 31, 2009 and 2008, the Company recorded provisions for uninsured claims totaling $9 million and $8 million, respectively, and the Company paid claims totaling $12 million and $14 million, respectively. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

The Company has guarantees on certain bonds issued by divested companies, primarily performance type bonds. The maximum payments the Company could be required to make if the buyers of the divested companies are unable to fulfill their obligations is approximately $0.6 million at March 31, 2009. Substantially all of the bonds are scheduled to expire in 2009, but may be extended depending on the completion of the related projects. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s business, financial condition, annual results of operations or cash flows.

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

Note 5. Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total
Balance at Dec. 31, 2008	$1,161,507	$45,782	$1,352,799	$348,309	$185,512	$3,093,909
Acquisitions	370	—	1,674	—	118	2,162
Other (1)	(181)	(484)	(196)	(74)	(50)	(985)
Balance at March 31, 2009	$1,161,696	$45,298	$1,354,277	$348,235	$185,580	$3,095,086

(1)           Reflects the amortization of tax deductible goodwill.

The table below summarizes the other intangible asset balances for continuing operations:

	March 31, 2009			December 31, 2008
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,408,100	$—	$2,408,100	$2,408,100	$—	$2,408,100
Customer relationships	661,824	(245,095)	416,729	660,677	(209,485)	451,192
Franchise agreements	88,000	(18,807)	69,193	88,000	(16,270)	71,730
Other	49,630	(14,588)	35,042	49,395	(12,433)	36,962
Total	$3,207,554	$(278,490)	$2,929,064	$3,206,172	$(238,188)	$2,967,984

(1)           Not subject to amortization.

Note 6. Stock-Based Compensation

During the three months ended March 31, 2009 and 2008, the Company recognized compensation cost of approximately $1.9 million ($1.1 million after-tax) and $1.7 million ($1.2 million after-tax), respectively. As of March 31, 2009, there was approximately $21.7 million of total unrecognized compensation cost related to non-vested stock options granted by Holdings under the ServiceMaster Global Holdings, Inc. Stock Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.8 years.

Note 7. Supplemental Cash Flow Information

In the condensed consolidated statements of cash flows, the caption “Cash and cash equivalents” includes investments in short-term, highly-liquid securities having a maturity of three months or less when purchased. Supplemental information relating to the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 is presented in the following table:

(In thousands)	Three months ended March 31,
Cash paid for or (received from):	2009	2008
Interest expense	$127,710	$90,149
Interest and dividend income	(2,368)	(3,841)
Income taxes, net of refunds	(864)	775

Note 8. Comprehensive Income

Total comprehensive income (loss) was $0.1 million and ($14.7) million for the three months ended March 31, 2009 and 2008, respectively. Total comprehensive loss primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation.

Note 9. Receivable Sales

The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly-owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

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

During the first quarter of 2009 and 2008, there were no transfers of interests in the pool of accounts receivables to Purchasers under this arrangement. As of March 31, 2009, the Company had $10.0 million outstanding under the arrangement and had $23.4 million of remaining capacity available under the accounts receivable securitization arrangement. As of March 31, 2008, there were no amounts outstanding under the arrangement.

The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in these condensed consolidated financial statements. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest measured based on the third party purchaser’s pooled commercial paper rate, as defined (0.53% at March 31, 2009). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012, the final termination date of the arrangement.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less, are included in the condensed consolidated statements of financial position caption “Cash and cash equivalents.” As of March 31, 2009 and December 31, 2008, the Company’s investments consist primarily of domestic publicly traded debt of $86.2 million and $90.1 million, respectively and common equity securities of $36.7 million and $43.0 million, respectively.

The aggregate market value of the Company’s short-term and long-term investments in debt and equity securities was $122.9 million and $133.1 million, and the aggregate cost basis was $124.3 million and $134.9 million at March 31, 2009 and December 31, 2008, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The Company recorded an impairment charge of approximately $5.4 million ($3.0 million after-tax) and $5.2 million ($3.7 million after-tax) during the three months ended March 31, 2009 and 2008, respectively, due to other than temporary declines in the value of certain investments. The unrealized gains in the investment portfolio were approximately $3.6 million and $4.2 million as of March 31, 2009 and December 31, 2008, respectively. Unrealized losses were approximately $5.0 million and $6.0 million as of March 31, 2009 and December 31, 2008, respectively. The portion of unrealized losses which have been in a loss position for more than one year at March 31, 2009 and December 31, 2008 was approximately $0.5 million and $0.4 million, respectively. The aggregate fair value of the investments with unrealized losses totaled $24.3 million and $26.8 million at March 31, 2009 and December 31, 2008, respectively.

Note 11. Long-Term Debt

Long-term debt at March 31, 2009 and December 31, 2008 is summarized in the following table:

(In thousands)	As of March 31, 2009	As of December 31, 2008
Senior secured term loan facility maturing in 2014	$2,603,625	$2,610,250
10.75% /11.50% senior toggle notes maturing in 2015 (1)	1,061,000	1,150,000
Revolving credit facility maturing in 2013	165,000	165,000
7.10% notes maturing in 2018 (2)	62,180	61,698
7.45% notes maturing in 2027 (2)	145,883	145,215
7.25% notes maturing in 2038 (2)	59,218	59,016
Other	69,567	74,913
Less current portion	(220,812)	(221,269)
Total long-term debt	$3,945,661	$4,044,823

(1)           During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a gain on extinguishment of debt of $46.1 million in its condensed consolidated statement of operations for the first quarter of 2009 related to these retirements. Included in the gain on extinguishment of debt are write-offs of unamortized debt issuance costs related to the extinguished debt of $1.9 million.

(2)           The increase in the balance from December 31, 2008 to March 31, 2009 reflects the amortization of fair value adjustments related to purchase accounting, which effectively increases the stated coupon interest rates.

Note 12. Discontinued Operations

Reported “loss from discontinued operations, net of income taxes” for all periods presented includes the operating results of the sold and discontinued businesses noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The operating results and financial position of discontinued operations are as follows:

	Three months ended March 31,
(In thousands)	2009	2008
Operating Results:
Operating revenue	$—	$17,806
Operating loss	(264)	(1,137)
Interest expense	—	(41)
Loss from discontinued operations, before income taxes	(264)	(1,178)
Benefit for income taxes	(101)	(430)
Loss from discontinued operations, net of income taxes	$(163)	$(748)

	As of March 31, 2009	As of December 31, 2008
Financial Position:
Current assets	$177	$412
Total assets	$177	$412
Current liabilities	$2,963	$4,870
Long-term liabilities	4,126	4,077
Total liabilities	$7,089	$8,947

The table below summarizes the activity for the three months ended March 31, 2009 for the remaining liabilities from operations that were disposed of in years prior to 2009. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at December 31, 2008	Cash Payments or Other	(Income)/ Expense	Balance at March 31, 2009
Remaining liabilities of discontinued operations:
ARS/AMS	$2,331	$—	$—	$2,331
LandCare Construction	869	(37)	(59)	773
LandCare utility line clearing business	1,099	(35)	—	1,064
Certified Systems, Inc. and other	3,558	(1,154)	—	2,404
InStar	1,090	(573)	—	517
	$8,947	$(1,799)	$(59)	$7,089

Note 13. Income Taxes

At December 31, 2008, the Company had $14.2 million of tax benefits primarily reflected in state tax returns that had not been recognized for financial reporting purposes (“unrecognized tax benefits”). During the first quarter of 2009 unrecognized tax benefits decreased by $3.5 million and accrued estimated interest and tax penalties decreased by $0.7 million. The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $2.3 million during the next 12 months.

In the first quarter of 2009, the IRS completed the audit of the Company’s tax return for the year ended December 31, 2007 with no adjustments or additional payments.

Note 14. Business Segment Reporting

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

Segment information for continuing operations is presented below.

	Three months ended March 31,
(In thousands)	2009	2008
Operating Revenue:
TruGreen LawnCare	$134,666	$134,442
TruGreen LandCare	66,885	78,652
Terminix	263,161	261,648
American Home Shield	130,868	105,418
Other Operations and Headquarters	50,347	52,071
Total Operating Revenue	$645,927	$632,231
Operating (Loss) Income:(1),(2)
TruGreen LawnCare	(19,387)	(34,059)
TruGreen LandCare	5,696	2,091
Terminix	46,491	43,213
American Home Shield	5,454	(17,692)
Other Operations and Headquarters(2)	(9,576)	(3,855)
Total Operating Income (Loss)	$28,678	$(10,302)

(1)           Presented below is a reconciliation of total segment operating income (loss) to loss from continuing operations before income taxes.

	Three months ended March 31,
(In thousands)	2009	2008
Total Segment Operating Income (Loss)	$28,678	$(10,302)
Non-operating expense (income):
Interest expense	76,666	89,586
Interest and net investment loss	4,761	6,045
Gain on extinguishment of debt	(46,106)	—
Other expense	200	132
Loss from Continuing Operations before Income Taxes	$(6,843)	$(106,065)

(2)           The results include restructuring charges related to (i) Fast Forward, (ii) a branch optimization project at Terminix and (iii) the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $8.5 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively.

	Three months ended March 31,
(In thousands)	2009	2008
Restructuring charges:
TruGreen LawnCare	$—	$281
TruGreen LandCare	(30)	(421)
Terminix	3,219	57
American Home Shield	39	—
Other Operations and Headquarters	5,255	3,408
Total Restructuring charges	$8,483	$3,325

The results also include Merger charges related to the purchase of ServiceMaster by a group of investors led by CD&R. The Merger related charges totaled $0.3 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. All Merger related charges are included in the Other Operations and Headquarters segment.

Note 15. Related Party Transactions

In connection with the Transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2 million. This fee is payable quarterly. The Company recorded a management fee of $0.5 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. The consulting agreement also provides that

CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions.

The Company was advised by Holdings that, during the first quarter of 2009, Holdings completed open market purchases of $11.0 million in face value of our Permanent Notes for a cost of $4.5 million. As of March 31, 2009, Holdings has completed open market purchases totaling $65.0 million in face value of our Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. During the first quarter of 2009, the Company recorded interest expense of $1.7 million and made cash payments to Holdings of $3.0 million. Interest accrued by the Company and payable to Holdings as of March 31, 2009 amounted to $1.4 million.

Note 16. Newly Issued Accounting Statements and Positions

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB approved FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are re-measured at least annually. SFAS No. 157 therefore is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are re-measured at least annually for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for fiscal years beginning after November 15, 2008. In October 2008, the FASB approved FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarified the application of SFAS No. 157 in cases where the market for the asset is not active. FSP 157-3 was effective upon issuance. The Company considered the guidance provided by FSP 157-3 in the preparation of the accompanying condensed consolidated financial statements. The Company has assessed the impact of this Statement to the Company’s condensed consolidated financial position, results of operations and cash flows. The Company adopted this Statement for financial assets and liabilities in 2008 and for non-financial assets and liabilities in the first quarter of 2009. The adoption of this Statement for non-financial assets and liabilities recognized at fair value on a nonrecurring basis did not have a material effect on these condensed consolidated financial statements.  In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company is currently evaluating the effects of this standard.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. This Statement will significantly change the accounting for business combinations and is effective for business combinations finalized in fiscal years beginning after December 15, 2008. SFAS No. 141(R) changes the method for applying the accounting for business combinations in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. In addition, SFAS No. 141(R) requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations, rather than adjusting the allocated purchase price. SFAS No. 141(R) was effective on January 1, 2009 and is being applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. While SFAS No. 141(R) applies only to business combinations with an acquisition date after its effective date, the amendments to SFAS No. 109, “Accounting for Income Taxes,” with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties, will be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP141(R)-1”), which amends and clarifies SFAS No. 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The provisions of SFAS No. 141(R) and FSP 141

(R)-1 will not impact the Company’s condensed consolidated financial statements for prior periods. The Company adopted SFAS No. 141(R) and FSP 141(R)-1 during the first quarter of 2009. The Company’s adoption of these standards did not have a material affect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. This Statement establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company adopted the provisions of this standard in the first quarter of 2009. The adoption of this standard did not have a material effect on these condensed consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard in the first quarter of 2009 (See Note 17).

In April 2008, the FASB approved FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted FSP 142-3 in the first quarter of 2009.  The adoption of this standard did not have a material effect on these condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which changes existing guidance for determining whether an impairment of debt securities is other than temporary. FSP 115-2 requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it is more likely than not that it will not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting FSP 115-2, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the effects of FSP 115-2 and has not yet determined the impact on the Company’s condensed consolidated financial statements.

Note 17. Fair Value of Financial Instruments

The Company uses derivative financial instruments to manage risks associated with changes in fuel prices and interest rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. In designating its derivative financial instruments as hedging instruments under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected changes in cash flows of the associated forecasted transactions. All of the Company’s designated hedging instruments are classified as cash flow hedges.

The Company has historically hedged a significant portion of its annual fuel consumption of approximately 28 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. In accordance with SFAS No. 133, all of the Company’s fuel hedges and interest rate swap agreements are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in other comprehensive income. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by SFAS No. 133 is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the condensed consolidated statements of cash flows.

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

The carrying amount and estimated fair value of certain of the Company’s financial instruments for the periods presented are as follows:

		As of March 31, 2009				As of December 31, 2008
			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
		Carrying	Markets	Inputs	Inputs	Carrying	Estimated
(In thousands)	Balance Sheet Locations	Value	(Level 1)	(Level 2)	(Level 3)	Value	Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$9,098	$9,098	$—	$—	$9,901	$9,901
Investments in marketable securities	Marketable securities and long-term marketable securities	113,757	43,930	69,827	—	123,161	123,161
Fuel swap contracts:
Current	Prepaid expenses and other assets	140	—	—	140	—	—
Noncurrent	Other assets	1,193	—	—	1,193	—	—
Total financial assets		$124,188	$53,028	$69,827	$1,333	$133,062	$133,062

Financial Liabilities:
Fuel swap contracts
Current	Other accrued liabilities	$21,087	$—	$—	$21,087	$23,607	$23,607
Noncurrent	Other long-term obligations	1,492	—	—	1,492	1,317	1,317
Interest rate swap contracts	Other long-term obligations	63,474	—	63,474	—	59,852	59,852
Total financial liabilities		$86,053	$—	$63,474	$22,579	$84,776	$84,776

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2008	$(24,924)
Total gains (losses) (realized and unrealized)
Included in earnings(1)	(6,577)
Included in other comprehensive loss	3,678
Settlements, net	6,577
Balance at March 31, 2009	$(21,246)

(1)                                  Gains included in earnings are reported in cost of services rendered and products sold. The effect of derivative instruments on the condensed consolidated statement of operations and other comprehensive income for the quarter ended March 31, 2009 is as follows:

	Three months ended March 31, 2009
Derivatives in SFAS No. 133 Cash Flow Hedge Relationships	Effective Portion of Gain Recognized in Other Comprehensive Loss	Effective Portion of Loss Reclassified from AOCI into Income	Location of Gain (Loss) included in Income
Fuel swap contracts	$3,678	$(6,577)	Cost of services rendered and products sold
Interest rate swap contracts	$3,622	$(11,044)	Interest expense

Ineffective portions of derivative instruments designated in SFAS No. 133 cash flow hedge relationships were insignificant during the first quarter of 2009. As of March 31, 2009, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $121.6 million, maturing through 2010. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of March 31, 2009, the Company posted approximately $23.5 million in letters of credit as collateral for these contracts, $5.0 million of which were posted under the Company’s Revolving Credit Facility. As of March 31, 2009, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.430 billion, maturing through 2012. The Company also entered into an additional swap agreement in April 2009 (see Note 18).

Note 18. Subsequent Events

In April 2009, the Company entered into a 2-year interest rate swap agreement effective August 2, 2010 with a notional amount of $530 million. Under the terms of the agreement, the Company will pay a fixed rate of interest of 2.55% on the notional amount of the agreement.  The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount.  Therefore, during the term of the swap agreement, the effective interest rate for $530 million of the term loans will be fixed at a rate of 2.55% plus the incremental borrowing margin described in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  In accordance with SFAS No. 133, this interest rate swap agreement is classified as a cash flow hedge and, as such, the hedging instrument will be recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$506,936	$156,284	$(17,293)	$645,927

Operating Costs and Expenses:
Cost of services rendered and products sold	—	342,774	68,919	(17,293)	394,400
Selling and administrative expenses	998	99,157	73,608	—	173,763
Amortization expense	55	31,248	9,006	—	40,309
Merger related charges	294	—	—	—	294
Restructuring charges	—	3,190	5,293	—	8,483
Total operating costs and expenses	1,347	476,369	156,826	(17,293)	617,249

Operating (Loss) Income	(1,347)	30,567	(542)	—	28,678

Non-operating Expense (Income):
Interest expense (income)	76,859	3,201	(3,394)	—	76,666
Interest and net investment loss	1,484	2,075	1,202	—	4,761
Gain on extinguishment of debt	(46,106)	—	—	—	(46,106)
Other expense, net	—	—	200	—	200

(Loss) Income from Continuing Operations before Income Taxes	(33,584)	25,291	1,450	—	(6,843)
(Benefit) provision for income taxes	(23,206)	15,009	642	—	(7,555)

(Loss) Income from Continuing Operations	(10,378)	10,282	808	—	712
Loss from discontinued operations, net of income taxes	—	—	(163)	—	(163)
Equity in earnings (losses) of subsidiaries (net of tax)	10,927	1,399	—	(12,326)	—
Net Income (Loss)	$549	$11,681	$645	$(12,326)	$549

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$517,048	$131,606	$(16,423)	$632,231

Operating Costs and Expenses:
Cost of services rendered and products sold	—	367,732	66,059	(16,423)	417,368
Selling and administrative expenses	1,708	101,429	67,979	—	171,116
Amortization expense	55	39,072	11,547	—	50,674
Merger related charges	50	—	—	—	50
Restructuring charges	—	86	3,239	—	3,325
Total operating costs and expenses	1,813	508,319	148,824	(16,423)	642,533

Operating (Loss) Income	(1,813)	8,729	(17,218)	—	(10,302)

Non-operating Expense (Income):
Interest expense (income)	87,708	2,268	(390)	—	89,586
Interest and net investment loss	2,885	648	2,512	—	6,045
Other expense, net	—	—	132	—	132

(Loss) Income from Continuing Operations before Income Taxes	(92,406)	5,813	(19,472)	—	(106,065)
(Benefit) provision for income taxes	(27,875)	(5,542)	2,446	—	(30,971)

(Loss) Income from Continuing Operations	(64,531)	11,355	(21,918)	—	(75,094)
Loss from discontinued operations, net of income taxes	—	—	(748)	—	(748)
Equity in losses of subsidiaries (net of tax)	(11,311)	(21,417)	—	32,728	—
Net Loss	$(75,842)	$(10,062)	$(22,666)	$32,728	$(75,842)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of March 31, 2009

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$167,240	$17,627	$103,449	$—	$288,316
Marketable securities	—	—	19,285	—	19,285
Receivables	1,067	144,147	345,770	(159,207)	331,777
Inventories	—	83,621	2,504	—	86,125
Prepaid expenses and other assets	9,442	67,562	18,884	—	95,888
Deferred customer acquisition costs	—	36,582	21,648	—	58,230
Deferred taxes	9,786	27,123	5,268	—	42,177
Assets of discontinued operations	—	—	177	—	177
Total Current Assets	187,535	376,662	516,985	(159,207)	921,975
Property and Equipment:
At cost	—	230,237	77,165	—	307,402
Less: accumulated depreciation	—	(61,858)	(25,178)	—	(87,036)
Net property and equipment	—	168,379	51,987	—	220,366

Other Assets:
Goodwill	—	2,733,494	361,592	—	3,095,086
Intangible assets, primarily trade names, service marks and trademarks, net	—	2,103,347	825,717	—	2,929,064
Notes receivable	308,458	741	44,628	(329,394)	24,433
Long-term marketable securities	9,098	—	94,472	—	103,570
Investments in and advances to subsidiaries	5,518,138	1,605,607	82,322	(7,206,067)	—
Other assets	100,007	901	6,244	(71,987)	35,165
Debt issuance costs	77,453	—	—	—	77,453
Total Assets	$6,200,689	$6,989,131	$1,983,947	$(7,766,655)	$7,407,112

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$144	$76,403	$43,785	$—	$120,332
Accrued liabilities:
Payroll and related expenses	1,927	31,307	38,722	—	71,956
Self-insured claims and related expenses	—	22,348	54,048	—	76,396
Other	36,411	43,797	66,311	—	146,519
Deferred revenue	—	205,810	295,679	—	501,489
Liabilities of discontinued operations	—	—	2,963	—	2,963
Current portion of long-term debt	287,759	17,285	74,975	(159,207)	220,812
Total Current Liabilities	326,241	396,950	576,483	(159,207)	1,140,467

Long-Term Debt	3,926,898	342,888	5,269	(329,394)	3,945,661

Other Long-Term Liabilities:
Deferred taxes	—	768,782	280,829	(71,987)	977,624
Intercompany payable	726,389	—	—	(726,389)	—
Liabilities of discontinued operations	—	—	4,126	—	4,126
Other long-term obligations, primarily self-insured claims	86,789	3,088	114,985	—	204,862
Total Other Long-Term Liabilities	813,178	771,870	399,940	(798,376)	1,186,612

Shareholder’s Equity	1,134,372	5,477,423	1,002,255	(6,479,678)	1,134,372

Total Liabilities and Shareholder’s Equity	$6,200,689	$6,989,131	$1,983,947	$(7,766,655)	$7,407,112

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of December 31, 2008

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$300,362	$12,105	$93,120	$—	$405,587
Marketable securities	—	—	22,928	—	22,928
Receivables	1,100	138,623	387,271	(191,067)	335,927
Inventories	—	77,740	2,278	—	80,018
Prepaid expenses and other assets	11,130	16,687	9,831	—	37,648
Deferred customer acquisition costs	—	14,576	21,938	—	36,514
Deferred taxes	10,249	27,755	4,941	—	42,945
Assets of discontinued operations	—	—	412	—	412
Total Current Assets	322,841	287,486	542,719	(191,067)	961,979
Property and Equipment:
At cost	—	213,036	74,782	—	287,818
Less: accumulated depreciation	—	(50,917)	(21,272)	—	(72,189)
Net property and equipment	—	162,119	53,510	—	215,629

Other Assets:
Goodwill	—	2,732,432	361,477	—	3,093,909
Intangible assets, primarily trade names, service marks and trademarks, net	—	2,133,376	834,608	—	2,967,984
Notes receivable	323,688	778	24,850	(323,688)	25,628
Long-term marketable securities	9,901	—	100,233	—	110,134
Investments in and advances to subsidiaries	5,515,710	1,579,274	138,363	(7,233,347)	—
Other assets	93,283	933	7,494	(66,360)	35,350
Debt issuance costs	83,014	—	—	—	83,014
Total Assets	$6,348,437	$6,896,398	$2,063,254	$(7,814,462)	$7,493,627

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$370	$44,096	$44,776	$—	$89,242
Accrued liabilities:
Payroll and related expenses	1,888	34,515	46,633	—	83,036
Self-insured claims and related expenses	—	21,257	70,666	—	91,923
Other	95,582	38,259	68,333	—	202,174
Deferred revenue	—	147,421	296,005	—	443,426
Liabilities of discontinued operations	—	—	4,870	—	4,870
Current portion of long-term debt	285,365	17,538	109,433	(191,067)	221,269
Total Current Liabilities	383,205	303,086	640,716	(191,067)	1,135,940

Long-Term Debt	4,000,424	347,301	20,786	(323,688)	4,044,823

Other Long-Term Liabilities:
Deferred taxes	—	769,146	278,960	(66,360)	981,746
Intercompany payable	749,800	—	—	(749,800)	—
Liabilities of discontinued operations	—	—	4,077	—	4,077
Other long-term obligations, primarily self-insured claims	82,649	3,381	108,652	—	194,682
Total Other Long-Term Liabilities	832,449	772,527	391,689	(816,160)	1,180,505

Shareholder’s Equity	1,132,359	5,473,484	1,010,063	(6,483,547)	1,132,359

Total Liabilities and Shareholder’s Equity	$6,348,437	$6,896,398	$2,063,254	$(7,814,462)	$7,493,627

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$300,362	$12,105	$93,120	$—	$405,587

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(105,026)	73,126	4,148	(19,856)	(47,608)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(15,865)	(2,743)	—	(18,608)
Sale of equipment and other assets	—	345	17	—	362
Acquisition of The ServiceMaster Company	(486)	—	—	—	(486)
Other business acquisitions, net of cash acquired	—	(4,871)	—	—	(4,871)
Notes receivable, financial investments and securities, net	—	—	3,536	—	3,536
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(486)	(20,391)	810	—	(20,067)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(42,571)	(4,655)	(278)	—	(47,504)
Debt issuance costs paid	(198)	—	—	—	(198)
Shareholders’ dividends	—	(9,928)	(9,928)	19,856	—
Net intercompany advances	15,159	(32,630)	17,471	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(27,610)	(47,213)	7,265	19,856	(47,702)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(980)	—	(980)
Cash used for investing activities	—	—	(914)	—	(914)
Net Cash Used for Discontinued Operations	—	—	(1,894)	—	(1,894)

Cash (Decrease) Increase During the Period	(133,122)	5,522	10,329	—	(117,271)

Cash and Cash Equivalents at End of Period	$167,240	$17,627	$103,449	$—	$288,316

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$100,429	$14,999	$91,791	$—	$207,219

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(77,641)	54,583	(24,856)	(17,616)	(65,530)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(6,626)	(2,423)	—	(9,049)
Sale of equipment and other assets	—	687	24	—	711
Acquisition of The ServiceMaster Company	(16,163)	—	—	—	(16,163)
Other business acquisitions, net of cash acquired	—	(4,385)	—	—	(4,385)

Notes receivable, financial investments and securities, net	—	—	14,370	—	14,370
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(16,163)	(10,324)	11,971	—	(14,516)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	76,350	—	—	—	76,350
Payments of debt	(38,162)	(13,150)	(1,481)	—	(52,793)
Shareholders’ dividends	—	(8,808)	(8,808)	17,616	—
Net intercompany advances	4,096	(19,809)	15,713	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	42,284	(41,767)	5,424	17,616	23,557

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	4,560	—	4,560
Cash used for investing activities	—	—	(44)	—	(44)
Cash used for financing activities	—	—	(51)	—	(51)
Net Cash Provided from Discontinued Operations	—	—	4,465	—	4,465

Cash (Decrease) Increase During the Period	(51,520)	2,492	(2,996)	—	(52,024)

Cash and Cash Equivalents at End of Period	$48,909	$17,491	$88,795	$—	$155,195

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

Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, the Equity Sponsors.

Equity contributions totaling $1,431 million from the Equity Sponsors, together with (i) borrowings under the Interim Loan Facility, (ii) borrowings under a new $2,650 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, the Revolving Credit Facility.

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster’s obligation under the Registration Rights Agreement to keep the registration statement effective has terminated. Accordingly, ServiceMaster may choose to deregister the Permanent Notes and terminate the effectiveness of the registration statement at any time.

Results of Operations

First Quarter 2009 Compared to 2008

The Company reported first quarter 2009 revenue of $645.9 million, a $13.7 million or 2.2 percent increase compared to 2008. Revenue for the first quarter of 2008 has been reduced by $21.8 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the first quarter of 2009 decreased $8.1 million, or 1.2 percent, from 2008 levels, driven by the results of our business units as described in our “Segment Reviews for the First Quarter 2009 Compared to 2008”.

Operating income was $28.7 million for the first quarter of 2009 compared to an operating loss of $10.3 million for the first quarter of 2008. Loss from continuing operations before income taxes was $6.8 million for the first quarter of 2009 compared to $106.1 million for the first quarter of 2008. The decrease in loss from continuing operations before income taxes of $99.2 million reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments (1)	$23.0
Decreased interest expense (2)	12.9
Decreased interest and net investment loss (3)	1.3
Increased restructuring and merger related charges (4)	(5.4)
Gain on extinguishment of debt (5)	46.1
Improved segment results (6)	21.3
$99.2

(1)           The net favorable impact of non-cash purchase accounting adjustments for the first quarter of 2009 of $23.0 million consists primarily of decreased amortization of intangible assets of $10.7 million and a $21.8 million increase in revenue partially offset by increased deferred customer acquisition expense of $9.7 million.

(2)           Represents a decrease in interest expense as a result of decreases in our weighted average interest rates, partially offset by increases in our weighted average long-term debt balances as compared to the first quarter of 2008.

(3)           As further described in “Operating and Non-Operating Expenses”, represents a decrease in interest and net investment loss.

(4)           Represents an increase in restructuring charges primarily resulting from Fast Forward and a branch optimization project at Terminix.

(5)           Represents the gain on extinguishment of debt recorded in the first quarter of 2009 related to the completion of open market purchases of $89.0 million in face value of our Permanent Notes.

(6)           Represents an increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment loss, gain on extinguishment of debt, merger related charges and restructuring charges supported by the improved results at TruGreen LawnCare, TruGreen LandCare, Terminix and American Home Shield as described in our “Segment Reviews for the First Quarter 2009 Compared to 2008”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $394.4 million for the first quarter of 2009 compared to $417.4 million for the first quarter of 2008. Excluding the unfavorable non-cash reduction of revenue of $21.8 million for the first quarter of 2008 resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue, these costs decreased to 61.1 percent for the first quarter of 2009 from 63.8 percent for the first quarter of 2008. This primarily reflects the impact of improved labor efficiency, lower vehicle fleet counts and reduced fuel costs at TruGreen LawnCare, TruGreen LandCare and Terminix and favorable damage claim trends at Terminix, partially offset by increased fertilizer costs at TruGreen LawnCare and other factor costs throughout the enterprise.

The Company reported selling and administrative expenses of $173.8 million for the first quarter of 2009 compared to $171.1 million for the first quarter of 2008. The first quarter of 2008 includes a $9.7 million (non-cash) decrease in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs decreased, as a percentage of revenue, to 26.9 percent for the first quarter of 2009 from 27.6 percent for the first quarter of 2008. This primarily reflects the impact of improved sales labor efficiency at TruGreen LawnCare and Terminix, lower advertising costs at American Home Shield and lower overhead costs throughout the enterprise, partially offset by increased compensation charges for the Company resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change within interest and net investment loss).

Amortization expense was $40.3 million for the first quarter of 2009 compared to $50.7 million for the first quarter of 2008. The decrease is a result of amortization being included in the first quarter of 2008 related to finite lived intangible assets recorded in connection with the Merger which had lives of one year or less and were fully amortized as of July 24, 2008.

Non-operating expense totaled $35.5 million for the first quarter of 2009 compared to $95.8 million for the first quarter of 2008. This change includes a $46.1 million gain on extinguishment of debt, a $12.9 million decrease in interest expense primarily resulting from decreases in our weighted average interest rates, partially offset by increases in our weighted average long-term debt balances, and a $1.3 million decrease in interest and net investment loss. Interest and net investment loss was comprised of the following for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(In millions)	2009	2008
Realized gains(1)	$0.6	$0.7
Impairments(2)	(5.4)	(5.2)
Deferred compensation trust(3)	(0.7)	(2.6)
Other(4)	0.7	1.1
Interest and net investment loss	$(4.8)	$(6.0)

(1)           Represents the net investment gains (losses) and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)           Represents other than temporary declines in the value of certain investments in the American Home Shield investment portfolio.

(3)           Represents investment loss resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within loss from continuing operations before income taxes).

(4)           Represents a portion of the earnings generated by ServiceMaster Acceptance Company Limited Partnership (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and interest income on other cash balances.

The effective tax rate on loss from continuing operations was a benefit of 110.4 percent for the first quarter of 2009 compared to a benefit of 29.2 percent for the first quarter of 2008.  The change in the effective tax rate is primarily due to state tax expense offsetting the statutory federal benefit generated due to losses in 2008 compared to state tax expense increasing the annual projected tax expense in 2009.  In addition, the tax benefit for the first quarter of 2009 includes the release of liability related to federal and state uncertain tax positions recorded in prior years.

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

The first phase of Fast Forward was substantially completed in the first quarter of 2008, and the second phase is underway. As part of the second phase of Fast Forward, on December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008 and the services are expected to be phased in over approximately a six month period. In connection with the agreement, the Company expects to eliminate approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company has incurred and expects to continue to incur charges related to, among other things, employee retention and severance costs and transition fees paid to IBM. Almost all charges related to the agreement will be cash charges and will be expensed throughout the transition period. Such charges are expected to amount to $10 to $15 million, pre-tax, and will be recorded as restructuring charges in the condensed consolidated statement of operations principally in the first half of 2009.

The Company expects that it will incur additional costs in order to implement the second phase of Fast Forward but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays. The Company is on schedule with respect to realizing its previously forecasted savings from Fast Forward. The Company believes that it will ultimately realize annualized pre-tax savings of at least $60 million by the end of 2009. Most of these savings are expected to benefit the selling, general and administrative line in the statement of operations.

In connection with Fast Forward, the Company incurred costs of approximately $5.3 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, such costs included transition fees paid to IBM of approximately $3.8 million, employee retention and severance costs of approximately $0.9 million and consulting and other costs of approximately $0.6 million. For the three months ended March 31, 2008, these charges included consulting fees of approximately $1.6 million and severance and other costs of approximately $1.0 million.

For the three months ended March 31, 2009, Terminix incurred restructuring costs of approximately $3.2 million relating to a branch optimization project, which included approximately $2.9 million of lease termination costs and approximately $0.3 million of severance costs.

The results for the three months ended March 31, 2008 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures and were expensed throughout the transition period. During the three months ended March 31, 2008, the Company incurred $0.7 million relating to this relocation, which includes severance and other costs.

During the three months ended March 31, 2009 and 2008, the Company incurred Merger related charges totaling $0.3 million and $0.1 million, respectively. These Merger related charges include investment banking, accounting, legal and other costs associated with the Merger, which cannot be capitalized as part of the purchase cost for financial reporting purposes.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of March 31,
	2009	2008
TruGreen LawnCare(1)—
Reduction in Full Program Accounts(1)	(3)%	(4)%
Customer Retention Rate(1)	66.3%	67.0%
Terminix—
Growth in Pest Control Customers	3%	1%
Pest Control Customer Retention Rate	77.9%	77.9%
(Reduction) Growth in Termite Customers	(1)%	2%
Termite Customer Retention Rate	86.3%	87.8%
American Home Shield—
(Reduction) Growth in Warranty Contracts	(2)%	4%
Customer Retention Rate	62.2%	62.0%

(1)           During the third quarter of 2008, TruGreen LawnCare changed its definition of Full Program Accounts to include sales in the second half of the year with the completion of the initial full program to occur in the first half of the following year. Prior to the third quarter of 2008 such sales were reflected as full program accounts and included in customer retention in the first quarter of the year following the sale. Reduction in Full Program Accounts and Customer Retention Rate for 2008 have been adjusted to conform to the new definition.

Segment Reviews for the First Quarter 2009 Compared to 2008

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

The Company believes Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. The Company uses Comparable Operating Performance as a supplemental measure to assess the Company’s performance because it excludes non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger. The Company presents Comparable Operating Performance because it believes that it is useful for investors, analysts and other interested parties in their analysis of the Company’s operating results.

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

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended March 31,
(In thousands)	2009	2008
Operating Revenue:
TruGreen LawnCare	$134,666	$134,442
TruGreen LandCare	66,885	78,652
Terminix	263,161	261,648
American Home Shield	130,868	105,418
Other Operations and Headquarters	50,347	52,071
Total Operating Revenue	$645,927	$632,231
Comparable Operating Performance:
TruGreen LawnCare	$2,197	$(6,737)
TruGreen LandCare	8,426	4,697
Terminix	62,113	55,499
American Home Shield	10,973	5,784
Other Operations and Headquarters	(2,191)	1,932
Total Comparable Operating Performance	$81,518	$61,175

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related expenses(1)	$8,777	$3,375
Management fee(2)	$500	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$(244)	$(976)
Comparable Operating Performance of all other discontinued operations	(20)	(161)
Comparable Operating Performance of discontinued operations	$(264)	$(1,137)

(1)           Includes (i) charges related to Fast Forward, (ii) charges related to a branch optimization project at Terminix and (iii) charges related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downer’s Grove, Illinois and (iv) Merger related charges.

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

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total

Three Months Ended March 31, 2009
Operating (loss) income (1)	$(19,387)	$5,696	$46,491	$5,454	$(9,576)	$28,678
Depreciation and amortization expense	21,613	2,893	15,564	10,403	5,447	55,920
EBITDA before interest and net investment (loss) income	2,226	8,589	62,055	15,857	(4,129)	84,598
Interest and net investment (loss) income (2)	—	—	—	(4,765)	4	(4,761)
Adjusted EBITDA	2,226	8,589	62,055	11,092	(4,125)	79,837
Non-cash option and restricted stock expense	—	—	—	—	1,934	1,934
Non-cash (credits) charges attributable to purchase accounting(3)	(29)	(163)	58	(119)	—	(253)
Comparable Operating Performance	2,197	8,426	62,113	10,973	(2,191)	81,518

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges(4)	$—	$(30)	$3,220	$39	$5,548	$8,777
Management fee(5)	$—	$—	$—	$—	$500	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(244)	$(244)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(20)	(20)
Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(264)	$(264)

Three Months Ended March 31, 2008
Operating (loss) income(1)	$(34,059)	$2,091	$43,213	$(17,692)	$(3,855)	$(10,302)
Depreciation and amortization expense	27,309	2,769	15,012	12,683	5,459	63,232
EBITDA before interest and net investment loss	(6,750)	4,860	58,225	(5,009)	1,604	52,930
Interest and net investment loss(2)	—	—	—	(4,501)	(1,544)	(6,045)
Adjusted EBITDA	(6,750)	4,860	58,225	(9,510)	60	46,885
Non-cash option and restricted stock expense	—	—	—	—	1,664	1,664
Non-cash charges (credits) attributable to purchase accounting(3)	13	(163)	(2,726)	15,294	208	12,626
Comparable Operating Performance	$(6,737)	$4,697	$55,499	$5,784	$1,932	$61,175

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges(4)	$281	$(421)	$57	$—	$3,458	$3,375
Management fee(5)	$—	$—	$—	$—	$500	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(976)	$(976)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(161)	(161)
Comparable Operating Performance of discontinued operations	$—	$—	$—	$—	$(1,137)	$(1,137)

(1)           Presented below is a reconciliation of total segment operating income (loss) to net income (loss).

	Three months ended March 31,
(In thousands)	2009	2008
Total Segment Operating Income (Loss)	$28,678	$(10,302)
Non-operating expense (income):
Interest expense	76,666	89,586
Interest and net investment loss	4,761	6,045
Gain on extinguishment of debt	(46,106)	—
Other expense, net	200	132
Loss from Continuing Operations before Income Taxes	$(6,843)	$(106,065)
Benefit for income taxes	(7,555)	(30,971)
Income (Loss) from Continuing Operations	$712	$(75,094)
Loss from discontinued operations, net of income taxes	(163)	(748)
Net Income (Loss)	$549	$(75,842)

(2)           Interest and net investment loss is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled approximately $255.1 million as of March 31, 2009. American Home Shield interest and net investment loss was $4.8 million and $4.5 million for the first quarter of 2009 and 2008, respectively. The balance of interest and investment loss primarily relates to (i) a portion of the earnings generated by SMAC, (ii) investment loss from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within loss from continuing operations before income taxes), and (iii) interest income on other cash balances.

(3)           The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)           Includes (i) charges related to Fast Forward, (ii) charges related to a branch optimization project at Terminix, (iii) charges related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downer’s Grove, Illinois and (iv) Merger related charges.

(5)           Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2 million. This fee is payable quarterly.

TruGreen LawnCare Segment

The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported comparable revenue, a 43.1 percent decrease in operating loss and a 132.6 percent increase in Comparable Operating Performance for the first quarter of 2009 compared to 2008. The revenue results were impacted by improved price realization, offset by a decline in customer counts. Customer counts at March 31, 2009 were 2.9 percent lower than last year’s level due to a 70 basis point decline in the rolling twelve-month customer retention rate and a decline in new unit sales. Trends in retention and new unit sales were adversely impacted by soft customer demand. TruGreen LawnCare remains committed to improving customer retention by focusing on the overall quality of service delivery, including the Lawn Quality Audit program, the reduction of route manager turnover and the continued improvement of overall communication with customers.

Comparable Operating Performance improved $8.9 million for the first quarter of 2009 compared to 2008, which also reflects effective management of seasonal staffing of production and sales labor, lower vehicle fleet counts, reduced fuel costs and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008, offset, in part, by increased fertilizer costs.

TruGreen LandCare Segment

The TruGreen LandCare segment, which includes landscape maintenance services, reported a 15.0 percent decline in revenue, a 172.4 percent increase in operating income and a 79.4 percent increase in Comparable Operating Performance for the first quarter of 2009 compared to 2008. The decline in revenue included a 9.7 percent decline in base contract maintenance revenue, a 32.8 percent decline in enhancement revenue and a 20.4 percent increase in snow removal service revenue. Revenue for the first quarter of 2009 was adversely impacted by TruGreen LandCare’s continued efforts to improve the quality of its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. In addition, revenue trends were adversely impacted by soft customer demand.

Comparable Operating Performance improved $3.7 million for the first quarter of 2009 compared to 2008, which also reflects improved materials and labor management on the base contract maintenance portfolio, lower vehicle fleet counts, reduced fuel costs and overhead spending and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

Terminix Segment

The Terminix segment, which includes termite and pest control services, reported a 0.6 percent increase in revenue for the first quarter of 2009 compared to 2008. Revenue for the first quarter of 2008 has been reduced by $2.2 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the first quarter of 2009 was comparable to 2008. Terminix reported a 7.6 percent increase in operating income and an 11.9 percent increase in Comparable Operating Performance for the first quarter of 2009 compared to 2008. The segment’s overall revenue results, excluding purchase accounting, reflected modest growth in pest control revenues offset by a decline in revenue from termite contract renewals and termite completions. Pest control revenues increased 2.6 percent for the first quarter of 2009 compared to 2008, reflecting an increase in new unit sales and the impact of acquisitions. A 0.4 percent decline in termite renewal revenues for the first quarter of 2009 compared to 2008 was due to a 150 basis point decline in termite customer retention. Revenue from termite completions declined 6.1 percent for the first quarter of 2009 compared to 2008, due, in part, to reduced average pricing on new termite treatments. Trends in retention and new unit sales were adversely impacted by soft customer demand.

Terminix’s Comparable Operating Performance includes the impact of $3.2 million of restructuring charges for the first quarter of 2009 as compared to 2008. These restructuring charges relate to a branch optimization program and include approximately $2.9 million of lease termination costs and approximately $0.3 million of severance costs. Excluding the impact of restructuring charges, Comparable Operating Performance improved 17.6 percent for the first quarter of 2009 as compared to 2008, which also reflects favorable termite damage claims trends, effective management of seasonal staffing of production and sales labor, lower vehicle fleet counts, reduced fuel costs and overhead spending and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

American Home Shield Segment

The American Home Shield segment, which provides home warranties to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 24.1 percent increase in revenue for the first quarter of 2009 compared to 2008. Revenue for the first quarter of 2008 has been reduced by $19.6 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, American Home Shield reported a 4.7 percent increase in revenue for the first quarter of 2009 compared to 2008. The trend in revenue resulted primarily from higher contract costs in the quarter due to differences between years in the timing of the incidence of warranty claims. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Total warranty contracts written declined 0.2 percent, which is comprised of a 4.8 percent increase in the average price per contract offset by a 4.7 percent decline in total new contract and renewal sales units. This decline in sales units is primarily comprised of a 16.8 percent decrease in sales in the real estate market and a 10.7 percent decrease in consumer sales partially offset by a 0.7 percent increase in renewal sales. American Home Shield’s sales in the real estate market were significantly impacted by the continued softness in the home resale market throughout most of the country.

American Home Shield reported a 130.8 percent increase in operating income and an 89.7 percent increase in Comparable Operating Performance for the first quarter of 2009 compared to 2008. The increase in Comparable Operating Performance also reflects a decrease in advertising spending primarily due to differences between the years in the timing of the advertising activities.

Other Operations and Headquarters Segment

This segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company’s headquarters functions. The segment reported a 3.3 percent decline in revenue, a 148.4 percent increase in operating loss and a 213.4 percent decline in Comparable Operating Performance for the first quarter of 2009 compared to 2008. The ServiceMaster Clean and Merry Maids operations reported a combined 3.3 percent decline in revenue for the first quarter of 2009. The decline in revenue resulted from decreases in product sales, offset partially by increases in other franchise revenues. The ServiceMaster Clean and Merry Maids operations reported a combined increase in operating income of 21.4 percent and an increase in Comparable Operating Performance of 13.9 percent for the first quarter of 2009 driven primarily by a shift in the mix of ServiceMaster Clean’s revenue to higher margin disaster restoration services and reduced overhead spending as compared to 2008. The favorable operating results in the ServiceMaster Clean and Merry Maids operations were offset by an unfavorable year over year comparison in insurance expenses due to a favorable adjustment to prior-year insurance reserves of approximately $3.3 million recorded by the Company in the first quarter of 2008, as well as higher functional support costs as compared to the first quarter of 2008.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to Adjusted EBITDA and Comparable Operating Performance for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
(In thousands)	2009	2008
Operating Loss	$(264)	$(1,137)
Interest expense	—	(41)
Loss from discontinued operations, before income taxes	(264)	(1,178)
Benefit for income taxes	(101)	(430)
Loss from discontinued operations, net of income taxes	$(163)	$(748)

Operating Loss	$(264)	$(1,137)
Depreciation and amortization expense	—	—
EBITDA before interest and net investment income	(264)	(1,137)
Interest and net investment income	—	—
Adjusted EBITDA	(264)	(1,137)
Non-cash option and restricted stock expense	—	—
Non-cash charges attributable to purchase accounting	—	—
Comparable Operating Performance	$(264)	$(1,137)

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash used for operating activities from continuing operations was $47.6 million for the first quarter of 2009 compared to $65.5 million for the first quarter of 2008.

The principal components (in millions) of the net decrease for the first quarter of 2009 were:

Increase in net income before Merger related charges, restructuring charges and non-cash charges	$56.9
Decrease in restructuring payments	9.6
Increase in working capital requirements	(48.6)
$17.9

The increase in net income before Merger related charges, restructuring charges and non-cash charges for the three months ended March 31, 2009 was driven by Comparable Operating Performance growth at TruGreen LawnCare, TruGreen LandCare, Terminix and American Home Shield. The increase in working capital requirements for the three months ended March 31, 2009 was driven primarily by decreased customer prepayments, non-cash purchase accounting adjustments recorded in connection with the Merger and reduced interest accruals due to changes in the timing of interest payments on our permanent financing, partially offset by reduced bonus payments. Historically, the first quarter is a period of investment for many of the Company’s businesses as they prepare for the summer and fall production season. This pattern continued in both the 2009 and 2008 first quarters.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $20.1 million for the first quarter of 2009 compared to $14.5 million for the first quarter of 2008. Net cash used for investing activities included $0.5 million and $16.2 million paid in connection with the Merger for the first quarter of 2009 and 2008, respectively. Amounts paid in connection with the Merger in 2008 were primarily related to payments under change in control agreements.

Capital expenditures increased to $18.6 million for the three months ended March 31, 2009 from $9.0 million for the three months ended March 31, 2008 and included vehicle purchases of $10.4 million, recurring capital needs and information technology projects. The Company anticipates that capital expenditures for the remainder of 2009 will total approximately $55 million to $65 million, reflecting the purchases of vehicles and the continuation of investments in information systems and productivity enhancing operating systems. The Company has no additional material capital commitments at this time.

Acquisitions, excluding the Merger, for the three months ended March 31, 2009 totaled $4.9 million, compared with $4.4 million for the three months ended March 31, 2008. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at Terminix, TruGreen LawnCare and Merry Maids.

The change in notes receivable, financial investments and securities for the three months ended March 31, 2009 and 2008 includes the net sales of marketable securities at American Home Shield due in part to lowering the amount of excess reserves over minimum statutory reserve requirements in certain states in accordance with our investment policy, reduced statutory reserve requirements, and the sale of certain marketable securities and the subsequent investment in repurchase agreements in an effort to limit our exposure to changing market conditions.

Cash Flows from Financing Activities from Continuing Operations

Net cash (used for) provided from financing activities from continuing operations was ($47.7) million for the first quarter of 2009 compared to $23.6 million for the first quarter of 2008. During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million, of which $79.0 million in face value for a cost of $36.0 million settled during the quarter. The Company also made scheduled principal payments of long-term debt of $11.5 million in the first quarter of 2009. During the first quarter of 2008, the Company made borrowings of $76.4 million and repayments of $31.4 million under the Revolving Credit Facility reflecting normal seasonal working capital needs and made scheduled principal payments of long-term debt of $21.4 million.

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

The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at March 31, 2009.

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the

Permanent Notes, which was declared effective on January 16, 2009.  ServiceMaster’s obligation under the Registration Rights Agreement to keep the registration statement effective has terminated. Accordingly, ServiceMaster may choose to deregister the Permanent Notes and terminate the effectiveness of the registration statement at any time.

Through July 15, 2011, the Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Permanent Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding loans (“PIK Interest”), or 50% as Cash Interest and 50% as PIK Interest. Interest payable after July 15, 2011 is payable entirely as Cash Interest. The Company elected to pay interest payable in 2009 entirely as Cash Interest.

Cash and short-term and long-term marketable securities totaled $411.2 million at March 31, 2009, compared with $538.6 million at December 31, 2008. Approximately $255.1 million and $244.5 million of the cash and short-term and long-term marketable securities balance as of March 31, 2009 and December 31, 2008, respectively, is associated with regulatory requirements at American Home Shield and for other purposes. For example, the payment of ordinary and extraordinary dividends to ServiceMaster by our subsidiaries that are regulated as insurance, home warranty or similar companies is subject to applicable state law limitations. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, which would enhance our liquidity.

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. At March 31, 2009, there was approximately $103 million of residual value relating to the Company’s fleet and equipment leases. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At March 31, 2009, the Company has recorded the estimated fair value of this guarantee of approximately $2 million in the condensed consolidated statement of financial position. We expect to fulfill our ongoing vehicle fleet needs through direct purchases of vehicles.

The Company maintains lease facilities with banks totaling $65 million, which provide for the financing of branch properties to be leased by the Company. At March 31, 2009, approximately $65 million was funded under these facilities. Approximately $12 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of March 31, 2009. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At March 31, 2009, the Company’s residual value guarantee related to the leased assets totaled $53 million, for which the Company has recorded the estimated fair value of this guarantee of approximately $0.1 million in the condensed consolidated statements of financial position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

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

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of March 31, 2009, the fair value of the Company’s fuel swap contracts was a liability of $21.2 million and the Company posted approximately $23.5 million in letters of credit as collateral for these contracts, $5.0 million of which were posted under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

The Company’s ongoing liquidity needs are expected to be funded by net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement. We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our foreseeable liquidity requirements, including payment of interest and principal on our debt. As of March 31, 2009, the Company had $313.3 million of remaining capacity available under the Revolving Credit Facility and $23.4 million of remaining capacity under the accounts receivable securitization arrangement.

The Company may from time to time repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt and the Company would continue to reflect the debt as outstanding in its statement of financial position.

The Company was advised by Holdings that, during the first quarter of 2009, Holdings completed open market purchases of $11.0 million in face value of our Permanent Notes for a cost of $4.5 million. As of March 31, 2009, Holdings has completed open market purchases totaling $65.0 million in face value of our Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. During the first quarter of 2009, the Company recorded interest expense of $1.7 million and made cash payments to Holdings of $3.0 million. Interest accrued by the Company and payable to Holdings as of March 31, 2009 amounted to $1.4 million.

During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a gain on extinguishment of debt of $46.1 million in its condensed consolidated statement of operations for the first quarter of 2009 related to these retirements. Included in the gain on extinguishment of debt are write-offs of unamortized debt issuance costs related to the extinguished debt of $1.9 million.

In light of the uncertainty in the credit and financial markets, in September 2008, we borrowed $165 million under our existing $500 million Revolving Credit Facility to increase our cash position to preserve our financial flexibility. ServiceMaster has invested $125 million of the borrowings in money market funds which are invested in short term U.S. Government securities and placed the remaining borrowings in a money market account used to fund working capital needs.

The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix sell certain eligible trade accounts receivable to Funding, the Company’s wholly-owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

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

During the first quarter of 2009 and 2008, there were no transfers of interests in the pool of accounts receivables to Purchasers under this arrangement. As of March 31, 2009, the Company had $10.0 million outstanding under the arrangement and had $23.4 million of remaining capacity available under the accounts receivable securitization arrangement. As of March 31, 2008, there were no amounts outstanding under the arrangement.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 included disclosure of the Company’s contractual obligations and commitments as of December 31, 2008. The Company continues to make the contractually required payments and, therefore, the 2009 obligations and commitments as listed in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2008 have been reduced by the required payments. There were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the three months ended March 31, 2009.

Financial Position—Continuing Operations

Receivables decreased from year-end levels, reflecting increased accounts receivable collections offset in part by accounts receivable growth as a result of increased seasonal activity.

Inventories increased from year-end levels, reflecting increased seasonal activity.

Prepaid expenses and other assets increased from year-end levels primarily reflecting preseason advertising costs at TruGreen LawnCare as well as costs of annual repair and maintenance procedures that are performed primarily in the first quarter at TruGreen LawnCare. These costs are deferred and recognized over the production season and are not deferred beyond the calendar year end.

Deferred customer acquisition costs increased from year-end levels, reflecting the seasonality in the lawn care operations. In the winter and spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. Certain incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the calendar year-end. The Company capitalizes sales commissions and other direct contract acquisition costs relating to lawn care, termite baiting and pest contracts, as well as home warranty agreements. These costs vary with and are directly related to a new sale and are amortized over the life of the related contract.

Property and equipment increased from year-end levels, reflecting vehicle purchases, other recurring capital purchases and information technology projects.

Accounts payable increased from year-end levels, reflecting increased seasonal activity.

Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments recorded in the first quarter (pre-season) at TruGreen LawnCare.

Accrued self-insured claims and related expenses decreased from year-end levels, reflecting a reduction in required reserve levels under certain of our self-insurance programs.

Accrued payroll and related expenses decreased from year-end levels, reflecting the first quarter 2009 payment of incentive compensation related to 2008 performance.

Other accrued liabilities decreased from year-end levels due primarily to reductions in accrued interest due to changes in the timing of interest payments on our permanent financing.

Other long-term obligations, primarily self-insured claims, increased from year-end levels due primarily to an increase in the fair value liability of our interest rate swap contracts.

Total shareholder’s equity was $1,134.4 million at March 31, 2009 as compared to $1,132.4 million at December 31, 2008.

Financial Position—Discontinued Operations

The assets and liabilities related to discontinued operations have been classified in a separate caption on the condensed consolidated statements of financial position.

As part of the InStar, American Residential Services and American Mechanical Services sale agreements, the Company guaranteed obligations to third parties with respect to bonds (primarily performance and license type), operating leases for which the Company has been released as being the primary obligor, real estate leased and operated by the buyers, and other guarantees of payment. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects; growth strategies; the industries in which we operate; capital expenditures; customer retention; employee selection, training and retention; communications improvements; the continuation of tuck-in acquisitions; the impact of fuel swaps; the amounts we will pay in connection with outsourcing of information technology services, restructurings and reorganizations, including Fast Forward, the cost savings from such restructurings and reorganizations and expected charges related to such restructurings and reorganizations; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including the risks and uncertainties discussed in Item 1A—Risk Factors in Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, could cause actual results and outcomes to differ materially from those in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•                  higher commodity prices and lack of availability, including fuel and fertilizers;

•                  increases in operating costs, such as higher insurance premiums, self-insurance costs and health care costs;

•                  employee retention, labor shortages or increases in compensation and benefits costs;

•                  epidemics, pandemics or other public health concerns or crises;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading or speculative purposes. The market risk associated with debt obligations and other significant instruments as of March 31, 2009 has not materially changed from December 31, 2008 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 28 million gallons of fuel on an annual basis. A 10% change in fuel prices would result in a change of approximately $6 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2009, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $121.6 million, maturing through 2010. The estimated fair value of these contracts at March 31, 2009 was a liability of $21.2 million. These fuel swap contracts provide a fixed price for approximately 89% and 75% of the Company’s estimated fuel usage for the remainder of 2009 and 2010, respectively.

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

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Steven J. Martin
Steven J. Martin
Senior Vice President and Chief Financial Officer