Form 10-Q
period 2009-06-30
SERVICEMASTER CO
filed 2009-08-14
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At August 13, 2009, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three months ended June 30,
	2009	2008
Operating Revenue	$957,292	$997,305

Operating Costs and Expenses:
Cost of services rendered and products sold	553,373	589,734
Selling and administrative expenses	239,929	247,114
Amortization expense	40,401	41,968
Merger related charges	1,154	305
Restructuring charges	4,430	4,005
Total operating costs and expenses	839,287	883,126

Operating Income	118,005	114,179

Non-operating Expense (Income):
Interest expense	74,656	83,425
Interest and net investment income	(3,395)	(4,164)
Other expense	179	145

Income from Continuing Operations before Income Taxes	46,565	34,773
Provision for income taxes	24,173	13,947

Income from Continuing Operations	22,392	20,826

Loss from discontinued operations, net of income taxes	(107)	(2,736)
Net Income	$22,285	$18,090

See accompanying Notes to the Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Six months ended June 30,
	2009	2008
Operating Revenue	$1,603,219	$1,629,536

Operating Costs and Expenses:
Cost of services rendered and products sold	947,773	1,007,102
Selling and administrative expenses	413,692	418,230
Amortization expense	80,710	92,642
Merger related charges	1,448	355
Restructuring charges	12,913	7,330
Total operating costs and expenses	1,456,536	1,525,659

Operating Income	146,683	103,877

Non-operating Expense (Income):
Interest expense	151,322	173,011
Interest and net investment loss	1,366	1,881
Gain on extinguishment of debt	(46,106)	—
Other expense	379	277

Income (Loss) from Continuing Operations before Income Taxes	39,722	(71,292)
Provision (Benefit) for income taxes	16,618	(17,024)

Income (Loss) from Continuing Operations	23,104	(54,268)

Loss from discontinued operations, net of income taxes	(270)	(3,484)
Net Income (Loss)	$22,834	$(57,752)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position

(In thousands, except share data)

	As of June 30, 2009	As of December 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$368,160	$405,587
Marketable securities	24,309	22,928
Receivables, less allowance of $23,044 and $21,138, respectively	389,928	335,927
Inventories	81,160	80,018
Prepaid expenses and other assets	73,096	37,648
Deferred customer acquisition costs	54,527	36,514
Deferred taxes	32,905	42,945
Assets of discontinued operations	49	412
Total Current Assets	1,024,134	961,979
Property and Equipment:
At cost	326,017	287,818
Less: accumulated depreciation	(103,572)	(72,189)
Net property and equipment	222,445	215,629

Other Assets:
Goodwill	3,097,843	3,093,909
Intangible assets, primarily trade names, service marks and trademarks, net	2,889,585	2,967,984
Notes receivable	24,412	25,628
Long-term marketable securities	102,785	110,134
Other assets	36,358	35,350
Debt issuance costs	74,057	83,014
Total Assets	$7,471,619	$7,493,627

Liabilities and Shareholder’s Equity

Current Liabilities:
Accounts payable	$116,442	$89,242
Accrued liabilities:
Payroll and related expenses	76,269	83,036
Self-insured claims and related expenses	94,487	91,923
Other	165,793	202,174
Deferred revenue	489,756	443,426
Liabilities of discontinued operations	2,912	4,870
Current portion of long-term debt	219,105	221,269
Total Current Liabilities	1,164,764	1,135,940

Long-Term Debt	3,937,610	4,044,823

Other Long-Term Liabilities:
Deferred taxes	991,217	981,746
Liabilities of discontinued operations	4,059	4,077
Other long-term obligations, primarily self-insured claims	195,970	194,682
Total Other Long-Term Liabilities	1,191,246	1,180,505

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,442,332	1,438,432
Retained deficit	(227,085)	(249,919)
Accumulated other comprehensive loss	(37,248)	(56,154)
Total Shareholder’s Equity	1,177,999	1,132,359
Total Liabilities and Shareholder’s Equity	$7,471,619	$7,493,627

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2009	2008
Cash and Cash Equivalents at Beginning of Period	$405,587	$207,219

Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	22,834	(57,752)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from discontinued operations	270	3,484
Depreciation expense	32,550	25,951
Amortization expense	80,710	92,642
Amortization of debt issuance costs	9,263	18,269
Gain on extinguishment of debt	(46,106)	—
Deferred income tax provision (benefit)	11,480	(31,621)
Option and restricted stock expense	3,901	3,401
Restructuring charges	12,913	7,330
Cash payments related to restructuring charges	(9,955)	(16,236)
Merger related charges	1,448	355
Change in working capital, net of acquisitions:
Current income taxes	5,202	8,680
Receivables	(52,050)	(59,455)
Inventories and other current assets	(59,565)	(88,273)
Accounts payable	22,425	22,291
Deferred revenue	46,003	88,910
Accrued liabilities	(17,757)	(4,056)
Other, net	7,663	4
Net Cash Provided from Operating Activities from Continuing Operations	71,229	13,924

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(38,893)	(18,121)
Sale of equipment and other assets	1,955	4,560
Acquisition of The ServiceMaster Company	(1,119)	(20,957)
Other business acquisitions, net of cash acquired	(7,268)	(9,961)
Notes receivable, financial investments and securities, net	3,968	76,987
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(41,357)	32,508

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	182,000
Payments of debt	(64,807)	(217,288)
Debt issue costs paid	(369)	(99)
Net Cash Used for Financing Activities from Continuing Operations	(65,176)	(35,387)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(1,209)	7,389
Cash used for investing activities	(914)	(191)
Cash used for financing activities	—	(96)
Net Cash (Used for) Provided from Discontinued Operations	(2,123)	7,102

Cash (Decrease) Increase During the Period	(37,427)	18,147

Cash and Cash Equivalents at End of Period	$368,160	$225,366

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

Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for warranty contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). Home service contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home service contracts and adjusts the estimates when appropriate. Revenue from trade name licensing arrangements is recognized when earned.

The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were approximately $14 million and $18 million for the three months ended June 30, 2009 and 2008, respectively, and consolidated operating income from continuing operations was approximately $118 million and $114 million for the three months ended June 30, 2009 and 2008, respectively. Total profits from the franchised operations (excluding trade name licensing) were approximately $30 million and $32 million for the six months ended June 30, 2009 and 2008, respectively, and consolidated operating income from continuing operations was approximately $147 million and $104 million for the six months ended June 30, 2009 and 2008, respectively. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $490 million and $443 million of deferred revenue at June 30, 2009 and December 31, 2008, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen LawnCare has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen LawnCare defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed primarily in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season, and are not deferred beyond the fiscal year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These pre-season costs are deferred and recognized approximately in proportion to revenue over the balance of the year and are not deferred beyond the fiscal year-end.

The cost of direct-response advertising at Terminix and TruGreen LawnCare, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits.

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2009 and December 31, 2008.

The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 presented the significant areas that require the use of management’s estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home service contract and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets and goodwill.

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

As part of the second phase of Fast Forward, on December 11, 2008, the Company entered into an agreement with International Business Machines Corporation (“IBM”) pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008 and the services were phased in during the first half of 2009. In connection with the agreement, the Company eliminated approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company incurred charges related to, among other things, employee retention and severance costs, transition fees paid to IBM and other consulting fees. Almost all charges related to the agreement were cash charges and were expensed throughout the transition period. Such charges amounted to approximately $3.5 million, pre-tax, during 2008 and approximately $9.5 million, pre-tax, during the first half of 2009. These charges were recorded as restructuring charges in the condensed consolidated statement of operations as incurred. The Company expects to continue to transition services to IBM during the remainder of 2009 and expects charges for the services to amount to approximately $1.0 million, pre-tax. These charges will be recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

In connection with Fast Forward, the Company incurred costs of approximately $4.5 million ($2.8 million after-tax) and $9.8 million ($6.0 million after-tax) for the three and six months ended June 30, 2009, respectively, which included the costs described above. Such costs included transition fees paid to IBM of approximately $3.4 million, employee retention and severance costs of approximately $0.7 million and consulting and other costs of approximately $0.4 million for the three months ended June 30, 2009. These charges included transition fees paid to IBM of approximately $7.2 million, employee retention and severance costs of approximately $1.6 million and consulting and other costs of approximately $1.0 million for the six months ended June 30, 2009. In the three and six months ended June 30, 2008, the Company incurred costs of approximately $4.1 million ($2.5 million after-tax) and $6.7 million ($4.0 million after-tax), respectively, in connection with Fast Forward. The results for the three months ended June 30, 2008 included consulting fees of approximately $2.1 million and severance, lease termination and other costs of approximately $2.0 million. For the six months ended June 30, 2008, these charges included consulting fees of approximately $3.7 million and severance, lease termination and other costs of approximately $3.0 million.

For the three and six months ended June 30, 2009, Terminix reversed restructuring costs of approximately $0.1 million ($0.0 million after-tax) and recorded restructuring costs of approximately $3.1 million ($1.9 million after-tax), respectively, relating to a branch optimization project. These costs included a reversal of approximately $0.1 million of lease termination costs for the three months ended June 30, 2009, and approximately $2.8 million of lease termination costs and approximately $0.3 million of severance costs for the six months ended June 30, 2009.

The results for the three and six months ended June 30, 2008 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and were expensed throughout the transition period. During the three and six months ended June 30, 2008, the Company reversed net expenses of $0.1 million ($0.0 million after-tax) and recorded additional expenses of approximately $0.6 million ($0.4 million after-tax), respectively, relating to this relocation.

The pretax charges discussed above are reported in the “Restructuring charges” line in the condensed consolidated statements of operations.

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors.  The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At June 30, 2009, the Company’s residual value guarantees related to the leased assets totaled $94 million for which the Company has recorded the estimated fair value of these guarantees of approximately $1.8 million in the condensed consolidated statement of financial position.

The Company maintains lease facilities with banks totaling $65 million, which provide for the financing of branch properties to be leased by the Company. At June 30, 2009, approximately $65 million was funded under these facilities. Approximately $12 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of June 30, 2009. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At June 30, 2009, the Company’s residual value guarantees related to the leased assets totaled $53 million for which the Company has recorded the estimated fair value of these guarantees of approximately $0.1 million in the condensed consolidated statements of financial position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance from third-party insurance carriers. These policies typically incorporate significant deductibles or self-insured retentions. The Company is required to pay all claims that fall below the retention limits. As of June 30, 2009 and December 31, 2008, the Company had accrued self-insured claims of $143 million and $146 million, respectively. During the six months ended June 30, 2009 and 2008, the Company recorded provisions for uninsured claims totaling $18 million and $19 million, respectively, and the Company paid claims totaling $22 million and $28 million, respectively. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total
Balance at Dec. 31, 2008	$1,161,507	$45,782	$1,352,799	$348,309	$185,512	$3,093,909
Acquisitions	2,090	—	2,519	—	1,276	5,885
Other(1)	(364)	(946)	(394)	(149)	(98)	(1,951)
Balance at June 30, 2009	$1,163,233	$44,836	$1,354,924	$348,160	$186,690	$3,097,843

(1)                                 Reflects the amortization of tax deductible goodwill.

The table below summarizes the other intangible asset balances for continuing operations:

	As of June 30, 2009			As of December 31, 2008
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,408,100	$—	$2,408,100	$2,408,100	$—	$2,408,100
Customer relationships	662,753	(280,804)	381,949	660,677	(209,485)	451,192
Franchise agreements	88,000	(21,344)	66,656	88,000	(16,270)	71,730
Other	49,630	(16,750)	32,880	49,395	(12,433)	36,962
Total	$3,208,483	$(318,898)	$2,889,585	$3,206,172	$(238,188)	$2,967,984

(1)                                 Not subject to amortization.

Note 6. Stock-Based Compensation

During the three and six months ended June 30, 2009, the Company recognized stock-based compensation cost of approximately $2.0 million ($0.9 million after-tax) and $3.9 million ($2.3 million after-tax), respectively. During the three and six months ended June 30, 2008, the Company recognized stock-based compensation cost of approximately $1.7 million ($1.0 million after-tax) and $3.4 million ($2.6 million after-tax), respectively. As of June 30, 2009, there was approximately $22.5 million of total unrecognized compensation cost related to non-vested stock options granted by Holdings under the ServiceMaster Global Holdings, Inc. Stock Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.7 years.

Note 7. Supplemental Cash Flow Information

In the condensed consolidated statements of cash flows, the caption “Cash and cash equivalents” includes investments in short-term, highly-liquid securities having a maturity of three months or less when purchased. Supplemental information relating to the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 is presented in the following table:

	Six months ended June 30,
(In thousands)	2009	2008
Cash paid for or (received from):
Interest expense	$162,652	$158,012
Interest and dividend income	(3,626)	(7,342)
Income taxes, net of refunds	195	5,913

Note 8. Comprehensive Income

Total comprehensive income was $41.7 million and $41.7 million for the three and six months ended June 30, 2009, respectively. Total comprehensive income (loss) was $39.0 million and ($51.6) million for the three and six months ended June 30, 2008, respectively. Total comprehensive income (loss) primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation.

Note 9. Receivable Sales

The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly-owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company thereunder may be reduced or eliminated. As part of the annual renewal of the facility, which occurred on July 21, 2009, this Purchaser agreed to continue its participation in the arrangement at least through July 2010.

During the three and six months ended June 30, 2009 and 2008, there were no transfers of interests in the pool of accounts receivables to Purchasers under this arrangement. As of June 30, 2009, the Company had $10.0 million outstanding under the arrangement and had $40.0 million of remaining capacity available under the accounts receivable securitization arrangement. As of June 30, 2008 there were no amounts outstanding under the arrangement.

The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in these condensed consolidated financial statements. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest measured based on the third party purchaser’s pooled commercial paper rate, as defined (0.34% at June 30, 2009). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012, the final termination date of the arrangement.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less, are included in the condensed consolidated statements of financial position caption “Cash and cash equivalents.” As of June 30, 2009 and December 31, 2008, the Company’s investments consist primarily of domestic publicly traded debt of $88.9 million and $90.1 million, respectively, and common equity securities of $38.2 million and $43.0 million, respectively.

The aggregate market value of the Company’s short-term and long-term investments in debt and equity securities was $127.1 million and $133.1 million, and the aggregate cost basis was $124.4 million and $134.9 million at June 30, 2009 and December 31, 2008, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The Company recorded an impairment charge of approximately $0.5 million ($0.2 million after-tax) and $5.9 million ($3.4 million after-tax) during the three and six months ended June 30, 2009, respectively, due to other than temporary declines in the value of certain investments. The Company recorded an impairment charge of approximately $3.0 million ($1.8 million after-tax) and $8.2 million ($6.2 million after-tax) during the three and six months ended June 30, 2008, respectively, due to other than temporary declines in the value of certain investments. The unrealized gains in the investment portfolio were approximately $5.8 million and $4.2 million as of June 30, 2009 and December 31, 2008, respectively. Unrealized losses were approximately $3.1 million and $6.0 million as of June 30, 2009 and December 31, 2008, respectively. The portion of unrealized losses which have been in a loss position for more than one year at June 30, 2009 and December 31, 2008 was approximately $0.4 million and $0.4 million, respectively. The aggregate fair value of the investments with unrealized losses totaled $22.6 million and $26.8 million at June 30, 2009 and December 31, 2008, respectively.

Note 11. Long-Term Debt

Long-term debt at June 30, 2009 and December 31, 2008 is summarized in the following table:

(In thousands)	As of June 30, 2009	As of December 31, 2008
Senior secured term loan facility maturing in 2014	$2,597,000	$2,610,250
10.75% /11.50% senior toggle notes maturing in 2015(1)	1,061,000	1,150,000
Revolving credit facility maturing in 2013	165,000	165,000
7.10% notes maturing in 2018(2)	62,661	61,698
7.45% notes maturing in 2027(2)	146,550	145,215
7.25% notes maturing in 2038(2)	59,420	59,016
Other	65,084	74,913
Less current portion	(219,105)	(221,269)
Total long-term debt	$3,937,610	$4,044,823

(1)

During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a gain on extinguishment of debt of $46.1 million in its condensed consolidated statement of operations for the six months ended June 30, 2009 related to these retirements. Included in the gain on extinguishment of debt are write-offs of unamortized debt issuance costs related to the extinguished debt of $1.9 million.

(2)

The increase in the balance from December 31, 2008 to June 30, 2009 reflects the amortization of fair value adjustments related to purchase accounting, which effectively increases the stated coupon interest rates.

Note 12. Discontinued Operations

Reported “loss from discontinued operations, net of income taxes” for all periods presented includes the operating results of the sold and discontinued businesses noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The operating results and financial position of discontinued operations are as follows:

	Three months ended June 30,
(In thousands)	2009	2008
Operating Results:
Operating revenue	$56	$21,834
Operating (loss) income	(177)	1,766
Interest expense	—	(29)
Impairment charge	—	(6,317)
Loss from discontinued operations, before income taxes	(177)	(4,580)
Benefit from income taxes	(70)	(1,844)
Loss from discontinued operations, net of income taxes	$(107)	$(2,736)

	Six months ended June 30,
(In thousands)	2009	2008
Operating Results:
Operating revenue	$56	$39,640
Operating (loss) income	(441)	629
Interest expense	—	(70)
Impairment charge	—	(6,317)
Loss from discontinued operations, before income taxes	(441)	(5,758)
Benefit for income taxes	(171)	(2,274)
Loss from discontinued operations, net of income taxes	$(270)	$(3,484)

(In thousands)	As of June 30, 2009	As of December 31, 2008
Financial Position:
Current assets	$49	$412
Total assets	$49	$412
Current liabilities	$2,912	$4,870
Long-term liabilities	4,059	4,077
Total liabilities	$6,971	$8,947

The table below summarizes the activity for the six months ended June 30, 2009 for the remaining liabilities from operations that were disposed of in years prior to 2009. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2008	Cash Payments or Other	(Income)/ Expense	As of June 30, 2009
Remaining liabilities of discontinued operations:
ARS/AMS	$2,331	$—	$299	$2,630
LandCare Construction	869	(103)	(38)	728
LandCare utility line clearing business	1,099	(107)	—	992
Certified Systems, Inc. and other	3,558	(1,261)	—	2,297
InStar	1,090	(766)	—	324
Total liabilities of discontinued operations	$8,947	$(2,237)	$261	$6,971

Note 13. Income Taxes

At December 31, 2008, the Company had $14.2 million of tax benefits primarily reflected in state tax returns that had not been recognized for financial reporting purposes (“unrecognized tax benefits”). During the three and six months ended June 30, 2009, unrecognized tax benefits increased by $0.7 million and decreased by $2.8 million, respectively.  In addition, accrued estimated tax interest and penalties increased by $0.4 million and decreased by $0.3 million for the three and six months ended June 30, 2009, respectively. The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $2.3 million during the next 12 months.

In the first quarter of 2009, the IRS completed the audit of the Company’s tax return for the year ended December 31, 2007 with no adjustments or additional payments.

Note 14. Business Segment Reporting

The business of the Company is conducted through five reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield and Other Operations and Headquarters.

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company’s reportable segments are strategic business units that offer different services. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscaping services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home service contracts to consumers that cover HVAC, plumbing and other home systems and appliances. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids, which provide primarily residential disaster restoration, commercial cleaning, carpet and upholstery cleaning, home inspection services, furniture repair and house cleaning services. The Other Operations and Headquarters segment also includes the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

Segment information for continuing operations is presented below.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Operating Revenue:
TruGreen LawnCare	$348,403	$377,296	$483,069	$511,738
TruGreen LandCare	69,433	83,877	136,318	162,529
Terminix	307,375	311,774	570,536	573,422
American Home Shield	179,823	167,570	310,691	272,988
Other Operations and Headquarters	52,258	56,788	102,605	108,859
Total Operating Revenue	$957,292	$997,305	$1,603,219	$1,629,536
Operating Income (Loss):(1),(2),(3)
TruGreen LawnCare	$39,513	$55,913	$20,126	$21,854
TruGreen LandCare	(1,479)	(2,693)	4,217	(602)
Terminix	62,172	59,682	108,663	102,895
American Home Shield	26,607	9,401	32,061	(8,291)
Other Operations and Headquarters(2)	(8,808)	(8,124)	(18,384)	(11,979)
Total Operating Income	$118,005	$114,179	$146,683	$103,877

(1)          Presented below is a reconciliation of segment operating income to income (loss) from continuing operations before income taxes.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Total Segment Operating Income	$118,005	$114,179	$146,683	$103,877
Non-operating expense (income):
Interest expense	74,656	83,425	151,322	173,011
Interest and net investment (income) loss	(3,395)	(4,164)	1,366	1,881
Gain on extinguishment of debt	—	—	(46,106)	—
Minority interest and other expense, net	179	145	379	277
Income (Loss) from Continuing Operations before Income Taxes	$46,565	$34,773	$39,722	$(71,292)

(2)          The results include restructuring charges related to (i) Fast Forward, (ii) a branch optimization project at Terminix and (iii) the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $4.4 million and $12.9 million in the three and six months ended June 30, 2009, respectively, and $4.0 million and $7.3 million for the three and six months ended June 30, 2008, respectively. Presented below is a summary of restructuring charges by reportable segments.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Restructuring charges
TruGreen LawnCare	$—	$35	$—	$316
TruGreen LandCare	(21)	623	(51)	202
Terminix	(69)	—	3,151	57
American Home Shield	36	448	75	448
Other Operations and Headquarters	4,484	2,899	9,738	6,307
Total Restructuring charges	$4,430	$4,005	$12,913	$7,330

(3)   The results include Merger charges related to the purchase of ServiceMaster by a group of investors led by CD&R. The Merger related charges totaled $1.2 million and $1.4 million for the three and six months ended June 30, 2009, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2008, respectively. All Merger related charges are included in the Other Operations and Headquarters segment.

Note 15. Related Party Transactions

In connection with the Transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2 million, which is payable quarterly. The Company recorded a management fee of $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2008, respectively. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The management fee increased in July 2009 as described in Note 18.

The Company was advised by Holdings that, during the first quarter of 2009, Holdings completed open market purchases of $11.0 million in face value of our Permanent Notes for a cost of $4.5 million. Holdings did not complete any additional open market purchases of our Permanent Notes in the second quarter of 2009. As of June 30, 2009, Holdings has completed open market purchases totaling $65.0 million in face value of our Permanent Notes for a cost of $21.4 million. As of June 30, 2008, Holdings had not completed any open market purchases of our Permanent Notes. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $1.7 million and $3.4 million during the three and six months ended June 30, 2009, respectively.  The Company made cash payments for interest to Holdings of $3.0 million during the first quarter of 2009 and did not make cash payments for interest during the second quarter of 2009. Interest accrued by the Company and payable to Holdings as of June 30, 2009 amounted to $3.2 million.

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

The adoption of this Statement for non-financial assets and liabilities recognized at fair value on a nonrecurring basis did not have a material effect on these condensed consolidated financial statements. In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. This Statement will significantly change the accounting for business combinations and is effective for business combinations finalized in fiscal years beginning after December 15, 2008. SFAS No. 141(R) changes the method for applying the accounting for business combinations in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. In addition, SFAS No. 141(R) requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations, rather than adjusting the allocated purchase price. SFAS No. 141(R) was effective on January 1, 2009 and is being applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. While SFAS No. 141(R) applies only to business combinations with an acquisition date after its effective date, the amendments to SFAS No. 109, “Accounting for Income Taxes,” with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties, will be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends and clarifies SFAS No. 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of SFAS No. 141(R) and FSP 141 (R)-1 will not impact the Company’s condensed consolidated financial statements for prior periods. The Company adopted SFAS No. 141(R) and FSP 141(R)-1 during the first quarter of 2009. The adoption of these standards did not have a material affect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. This Statement establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company adopted the provisions of this standard in the first quarter of 2009. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

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

In April 2008, the FASB approved FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted FSP 142-3 in the first quarter of 2009. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which changes existing guidance for determining whether an impairment of debt securities is other than temporary. FSP 115-2 requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses)

which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it is more likely than not that it will not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting FSP 115-2, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP 115-2 as of April 1, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s condensed consolidated financial statements (See Note 17).

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The Company adopted FSP 107-1 and APB 28-1 effective April 1, 2009 (See Note 17).

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements (See Note 18).

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact on the Company’s financial statements.

Note 17. Fair Value of Financial Instruments

The period end carrying amounts of receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss), or, for certain unrealized losses, reported in interest and net investment income in the statements of operations if the decline in value is other than temporary.   The carrying amount of total debt was $4,157 million and $4,266 million and the estimated fair value was approximately $3,399 million and $2,166 million at June 30, 2009 and December 31, 2008. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2009 and December 31, 2008.

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

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value for the periods presented are as follows:

		As of June 30, 2009				As of December 31, 2008
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$8,495	$8,495	$—	$—	$9,901	$9,901
Investments in marketable securities:	Marketable securities and Long-term marketable securities	118,599	45,639	72,960		123,161	123,161
Fuel swap contracts:
Current	Prepaid expenses and other assets	3,730	—	—	3,730	—	—
Noncurrent	Other assets	3,276	—	—	3,276	—	—
Total financial assets		$134,100	$54,134	$72,960	$7,006	$133,062	$133,062

Financial Liabilities:
Fuel swap contracts
Current	Other accrued liabilities	$11,214	$—	$—	$11,214	$23,607	$23,607
Noncurrent	Other Long-term obligations	559	—	—	559	1,317	1,317
Interest rate swap contracts	Other Long-term obligations	57,299	—	57,299	—	59,852	59,852
Total financial liabilities		$69,072	$—	$57,299	$11,773	$84,776	$84,776

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and June 30, 2008, respectively, is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2008	$(24,924)
Total gains (losses) (realized and unrealized)
Included in earnings(1)	(14,781)
Included in other comprehensive income	20,157
Settlements, net	14,781
Balance at June 30, 2009	$(4,767)

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2007	$—
Total gains (losses) (realized and unrealized)
Included in earnings(1)	3,913
Included in other comprehensive income	10,871
Settlements, net	(3,913)
Balance at June 30, 2008	$10,871

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

The effect of derivative instruments on the condensed consolidated statement of operations and other comprehensive income for the six months ended June 30, 2009 and June 30, 2008, respectively, is presented as follows:

Derivatives in SFAS No. 133 Cash Flow Hedge	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Location of Gain (Loss)
Relationships	Six months ended June 30, 2009		included in Income

Fuel swap contracts	$20,157	$(14,781)	Cost of services rendered and products sold
Interest rate swap contracts	$2,553	$(23,389)	Interest Expense

Derivatives in SFAS No. 133 Cash Flow Hedge	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Effective Portion of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss)
Relationships	Six months ended June 30, 2008		included in Income

Fuel swap contracts	$10,871	$3,913	Cost of services rendered and products sold
Interest rate swap contracts	$6,739	$(5,561)	Interest Expense

Ineffective portions of derivative instruments designated in SFAS No. 133 cash flow hedge relationships were insignificant during three and six months ended June 30, 2009. As of June 30, 2009, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $96.8 million, maturing through 2010. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of June 30, 2009, the Company posted approximately $10.0 million in letters of credit as collateral for these contracts, $5.0 million of which were posted under the Company’s Revolving Credit Facility. As of June 30, 2009, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.430 billion, maturing through 2012.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next twelve months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $30.3 million, after-tax, at June 30, 2009. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

Note 18. Subsequent Events

On July 20, 2009, the Company repaid $125.0 million of debt outstanding under the Revolving Credit Facility.

On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align our fee structure with current market rates. The full year management fee will apply in 2009, and the fees relating to the first three quarters of 2009 will be paid to CD&R in the third quarter of 2009.

In August 2009, the boards of directors of the Company and Holdings approved consulting agreements with Citigroup Alternative Investments LLC (“Citigroup”), BAS Capital Funding Corporation (“BAS”) and JPMorgan Chase (formerly known as J.P. Morgan Ventures Corporation, “JPMorgan”), each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, respectively, to Citigroup, BAS and JPMorgan. The full year management fees will apply in 2009, and the fees relating to the first three quarters of 2009 will be paid to Citigroup, BAS and J.P. Morgan in the third quarter of 2009. A form of the consulting agreements is attached as Exhibit 10.1 and is incorporated herein by reference. The definitive agreements with Citigroup, BAS and JPMorgan are in the process of being executed.

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$758,031	$218,407	$(19,146)	$957,292

Operating Costs and Expenses:
Cost of services rendered and products sold	—	472,335	100,184	(19,146)	553,373
Selling and administrative expenses	1,009	161,166	77,754	—	239,929
Amortization expense	55	31,353	8,993	—	40,401
Merger related charges	1,154	—	—	—	1,154
Restructuring charges	—	(90)	4,520	—	4,430
Total operating costs and expenses	2,218	664,764	191,451	(19,146)	839,287

Operating (Loss) Income	(2,218)	93,267	26,956	—	118,005

Non-operating Expense (Income):
Interest expense (income)	84,241	(6,682)	(2,903)	—	74,656
Interest and net investment (income) loss	(321)	2,357	(5,431)	—	(3,395)
Other expense	—	—	179	—	179

(Loss) Income from Continuing Operations before Income Taxes	(86,138)	97,592	35,111	—	46,565
(Benefit) provision for income taxes	(33,862)	9,638	48,397	—	24,173

(Loss) Income from Continuing Operations	(52,276)	87,954	(13,286)	—	22,392
Loss from discontinued operations, net of income taxes	—	—	(107)	—	(107)

Equity in earnings of subsidiaries (net of tax)	74,561	(17,283)	—	(57,278)	—
Net Income	$22,285	$70,671	$(13,393)	$(57,278)	$22,285

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$805,144	$211,100	$(18,939)	$997,305

Operating Costs and Expenses:
Cost of services rendered and products sold	—	509,020	99,653	(18,939)	589,734
Selling and administrative expenses	1,551	160,297	85,266	—	247,114
Amortization expense	56	30,584	11,328	—	41,968
Merger related charges	305	—	—	—	305
Restructuring charges	—	1,308	2,697	—	4,005
Total operating costs and expenses	1,912	701,209	198,944	(18,939)	883,126

Operating (Loss) Income	(1,912)	103,935	12,156	—	114,179

Non-operating Expense (Income):
Interest expense (income)	83,166	1,513	(1,254)	—	83,425
Interest and net investment loss (income)	564	648	(5,376)	—	(4,164)
Other expense	—	—	145	—	145

(Loss) Income from Continuing Operations before Income Taxes	(85,642)	101,774	18,641	—	34,773
(Benefit) provision for income taxes	(23,638)	28,046	9,539	—	13,947

(Loss) Income from Continuing Operations	(62,004)	73,728	9,102	—	20,826
Loss from discontinued operations, net of income taxes	—	—	(2,736)	—	(2,736)

Equity in earnings of subsidiaries (net of tax)	80,094	2,801	—	(82,895)	—
Net Income	$18,090	$76,529	$6,366	$(82,895)	$18,090

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,264,967	$374,691	$(36,439)	$1,603,219

Operating Costs and Expenses:
Cost of services rendered and products sold	—	815,109	169,103	(36,439)	947,773
Selling and administrative expenses	2,007	260,323	151,362	—	413,692
Amortization expense	110	62,601	17,999	—	80,710
Merger related charges	1,448	—	—	—	1,448
Restructuring charges	—	3,100	9,813	—	12,913
Total operating costs and expenses	3,565	1,141,133	348,277	(36,439)	1,456,536

Operating (Loss) Income	(3,565)	123,834	26,414	—	146,683

Non-operating Expense (Income):
Interest expense (income)	161,100	(3,481)	(6,297)	—	151,322
Interest and net investment loss (income)	1,163	4,432	(4,229)	—	1,366
Gain on extinguishment of debt	(46,106)	—	—	—	(46,106)
Other expense	—	—	379	—	379

(Loss) Income from Continuing Operations before Income Taxes	(119,722)	122,883	36,561	—	39,722
(Benefit) provision for income taxes	(57,068)	24,647	49,039	—	16,618

(Loss) Income from Continuing Operations	(62,654)	98,236	(12,478)	—	23,104
Loss from discontinued operations, net of income taxes	—	—	(270)	—	(270)

Equity in earnings of subsidiaries (net of tax)	85,488	(15,884)	—	(69,604)	—
Net Income	$22,834	$82,352	$(12,748)	$(69,604)	$22,834

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,322,192	$342,706	$(35,362)	$1,629,536

Operating Costs and Expenses:
Cost of services rendered and products sold	—	876,752	165,712	(35,362)	1,007,102
Selling and administrative expenses	3,259	261,726	153,245	—	418,230
Amortization expense	111	69,656	22,875	—	92,642
Merger related charges	355	—	—	—	355
Restructuring charges	—	1,394	5,936	—	7,330
Total operating costs and expenses	3,725	1,209,528	347,768	(35,362)	1,525,659

Operating (Loss) Income	(3,725)	112,664	(5,062)	—	103,877

Non-operating Expense (Income):
Interest expense (income)	170,874	3,781	(1,644)	—	173,011
Interest and net investment loss (income)	3,449	1,296	(2,864)	—	1,881
Other expense	—	—	277	—	277

(Loss) Income from Continuing Operations before Income Taxes	(178,048)	107,587	(831)	—	(71,292)
(Benefit) provision for income taxes	(51,513)	22,504	11,985	—	(17,024)

(Loss) Income from Continuing Operations	(126,535)	85,083	(12,816)	—	(54,268)
Loss from discontinued operations, net of income taxes	—	—	(3,484)	—	(3,484)
Equity in earnings (losses) of subsidiaries (net of tax)	68,783	(18,615)	—	(50,168)	—
Net (Loss) Income	$(57,752)	$66,468	$(16,300)	$(50,168)	$(57,752)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of June 30, 2009

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$217,207	$18,390	$132,563	$—	$368,160
Marketable securities	—	—	24,309	—	24,309
Receivables	1,151	173,234	413,923	(198,380)	389,928
Inventories	—	78,194	2,966	—	81,160
Prepaid expenses and other assets	5,885	49,839	17,372	—	73,096
Deferred customer acquisition costs	—	33,540	20,987	—	54,527
Deferred taxes	2,994	28,666	1,245		32,905
Assets of discontinued operations	—	—	49	—	49
Total Current Assets	227,237	381,863	613,414	(198,380)	1,024,134
Property and Equipment:
At cost	—	246,267	79,750	—	326,017
Less: accumulated depreciation	—	(73,386)	(30,186)	—	(103,572)
Net property and equipment	—	172,881	49,564	—	222,445

Other Assets:
Goodwill	—	2,735,244	362,599	—	3,097,843
Intangible assets, primarily trade names, service marks and trademarks, net	—	2,072,511	817,074	—	2,889,585
Notes receivable	325,844	781	23,632	(325,845)	24,412
Long-term marketable securities	8,495	—	94,290	—	102,785
Investments in and advances to subsidiaries	5,584,461	1,676,992	62,163	(7,323,616)	—
Other assets	92,798	739	5,536	(62,715)	36,358
Debt issuance costs	74,057	—	—	—	74,057
Total Assets	$6,312,892	$7,041,011	$2,028,272	$(7,910,556)	$7,471,619

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$537	$74,723	$41,182	$—	$116,442
Accrued liabilities:
Payroll and related expenses	2,028	39,786	34,455	—	76,269
Self-insured claims and related expenses	—	22,166	72,321	—	94,487
Other	58,808	40,973	66,012	—	165,793
Deferred revenue	—	194,965	294,791	—	489,756
Liabilities of discontinued operations	—	—	2,912	—	2,912
Current portion of long-term debt	286,565	16,971	113,949	(198,380)	219,105
Total Current Liabilities	347,938	389,584	625,622	(198,380)	1,164,764

Long-Term Debt	3,900,496	340,587	22,372	(325,845)	3,937,610

Other Long-Term Liabilities:
Deferred taxes	—	771,640	282,292	(62,715)	991,217
Intercompany payable	806,421	—	—	(806,421)	—
Liabilities of discontinued operations	—	—	4,059	—	4,059
Other long-term obligations, primarily self-insured claims	80,038	2,796	113,136	—	195,970
Total Other Long-Term Liabilities	886,459	774,436	399,487	(869,136)	1,191,246

Shareholder’s Equity	1,177,999	5,536,404	980,791	(6,517,195)	1,177,999

Total Liabilities and Shareholder’s Equity	$6,312,892	$7,041,011	$2,028,272	$(7,910,556)	$7,471,619

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$300,362	$12,105	$93,120	$—	$405,587

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(82,702)	208,214	(10,649)	(43,634)	71,229

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(33,520)	(5,373)	—	(38,893)
Sale of equipment and other assets	—	1,905	50	—	1,955
Acquisition of The ServiceMaster Company	(1,119)	—	—	—	(1,119)
Other business acquisitions, net of cash acquired	—	(7,268)	—	—	(7,268)
Notes receivable, financial investments and securities, net	—	—	3,968	—	3,968
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(1,119)	(38,883)	(1,355)	—	(41,357)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	—	—	—
Payments of debt	(54,635)	(8,249)	(1,923)	—	(64,807)
Shareholders’ dividends	—	(21,817)	(21,817)	43,634	—
Debt issuance costs paid	(369)	—	—	—	(369)
Net intercompany advances	55,670	(132,980)	77,310	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	666	(163,046)	53,570	43,634	(65,176)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	(1,209)	—	(1,209)
Cash used for investing activities	—	—	(914)	—	(914)
Cash used for financing activities	—	—	—	—	—
Net Cash Provided from Discontinued Operations	—	—	(2,123)	—	(2,123)

Cash (Decrease) Increase During the Period	(83,155)	6,285	39,443	—	(37,427)

Cash and Cash Equivalents at End of Period	$217,207	$18,390	$132,563	$—	$368,160

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$100,429	$14,999	$91,791	$—	$207,219

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(76,190)	180,662	(3,806)	(86,742)	13,924

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(13,300)	(4,821)	—	(18,121)
Sale of equipment and other assets	—	4,505	55	—	4,560
Acquisition of The ServiceMaster Company	(20,957)	—	—	—	(20,957)
Other business acquisitions, net of cash acquired	—	(9,847)	(114)	—	(9,961)
Notes receivable, financial investments and securities, net	1,003	—	75,984	—	76,987
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(19,954)	(18,642)	71,104	—	32,508

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	182,000	—	—	—	182,000
Payments of debt	(195,625)	(19,858)	(1,805)	—	(217,288)
Shareholders’ dividends	—	(43,371)	(43,371)	86,742	—
Debt issuance costs paid	(99)	—	—	—	(99)
Net intercompany advances	62,741	(95,245)	32,504	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	49,017	(158,474)	(12,672)	86,742	(35,387)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	7,389	—	7,389
Cash used for investing activities	—	—	(191)	—	(191)
Cash used for financing activities	—	—	(96)	—	(96)
Net Cash Provided from Discontinued Operations	—	—	7,102	—	7,102

Cash (Decrease) Increase During the Period	(47,127)	3,546	61,728	—	18,147

Cash and Cash Equivalents at End of Period	$53,302	$18,545	$153,519	$—	$225,366

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

Results of Operations

Second Quarter 2009 Compared to 2008

The Company reported second quarter 2009 revenue of $957.3 million, a $40.0 million or 4.0 percent decrease compared to 2008. Revenue for the second quarter of 2008 has been reduced by $11.6 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the second quarter of 2009 decreased $51.6 million, or 5.1 percent, from 2008 levels, driven by the results of our business units as described in our “Segment Reviews for the Second Quarter 2009 Compared to 2008”.

Operating income was $118.0 million for the second quarter of 2009 compared to $114.2 million for the second quarter of 2008. Income from continuing operations before income taxes was $46.6 million for the second quarter of 2009 compared to $34.8 million for the second quarter of 2008. The increase in income from continuing operations before income taxes of $11.8 million reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments(1)	$9.6
Decreased interest expense(2)	8.8
Decreased interest and net investment income(3)	(0.8)
Increased restructuring and merger related charges(4)	(1.3)
Decline in segment results(5)	(4.5)
$11.8

(1)           The net favorable impact of non-cash purchase accounting adjustments for the second quarter of 2009 compared to 2008 of $9.6 million consists primarily of decreased amortization of intangible assets of $2.2 million and an $11.6 million increase in revenue resulting from recording deferred revenue at its fair value in conjunction with purchase accounting partially offset by increased deferred customer acquisition expense of $4.3 million.

(2)           Represents a decrease in interest expense as a result of decreases in our weighted average interest rates, partially offset by increases in our weighted average long-term debt balances as compared to the second quarter of 2008.

(3)           As further described in “Operating and Non-Operating Expenses”, represents a decrease in interest and net investment income.

(4)           Represents (i) an increase in restructuring charges primarily resulting from Fast Forward and (ii) an increase in Merger related charges, primarily related to change in control severance agreements.

(5)           Represents a net decrease in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment loss, gain on extinguishment of debt, merger related charges and restructuring charges resulting from a decline in results at TruGreen LawnCare partially offset by improved results at American Home Shield, Terminix, TruGreen LandCare, and Other Operations and Headquarters as described in our “Segment Reviews for the Second Quarter 2009 Compared to 2008”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $553.4 million for the second quarter of 2009 compared to $589.7 million for the second quarter of 2008. Excluding the unfavorable non-cash reduction of revenue of $11.6 million for the second quarter of 2008 resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue, these costs decreased to 57.8 percent for the second quarter of 2009 from 58.5 percent for the second quarter of 2008. This primarily reflects the impact of improved labor efficiency and favorable damage claim trends at Terminix, reduced fertilizer costs at TruGreen LawnCare and lower vehicle counts and reduced fuel costs for the Company, offset, in part, by increases in other factor costs throughout the enterprise.

The Company reported selling and administrative expenses of $239.9 million for the second quarter of 2009 compared to $247.1 million for the second quarter of 2008. The second quarter of 2008 includes a $4.3 million (non-cash) decrease in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs increased, as a percentage of revenue, to 25.1 percent for the second quarter of 2009 from 24.9 percent for the second quarter of 2008. This primarily reflects decreased leverage of selling and administrative expenses at TruGreen LawnCare, increased compensation charges for the Company resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change within interest and net investment loss), offset, in part, by lower advertising costs and provisions for certain legal matters at American Home Shield and lower overhead charges at Other Operations and Headquarters.

Amortization expense was $40.4 million for the second quarter of 2009 compared to $42.0 million for the second quarter of 2008. The decrease is a result of amortization being included in the second quarter of 2008 related to finite lived intangible assets recorded in connection with the Merger which had lives of one year or less and were fully amortized as of July 24, 2008.

The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual test dates in certain circumstances. The majority of the Company’s goodwill and indefinite-lived intangible assets (mainly trade names) relate to the Merger. The Company does not believe a triggering event requiring the Company to conduct an interim impairment test had occurred as of June 30, 2009. However, due to the potential for prolonged economic softness in the markets in which we operate, the Company believes it is reasonably possible that we will record a non-cash impairment charge in the third or fourth quarter. As of June 30, 2009, the balances of the Company’s goodwill and indefinite-lived intangible assets were $3.1 billion and $2.9 billion, respectively.

Non-operating expense totaled $71.4 million for the second quarter of 2009 compared to $79.4 million for the second quarter of 2008. This change includes an $8.8 million decrease in interest expense primarily resulting from decreases in our weighted average interest rates, partially offset by increases in our weighted average long-term debt balances, and a $0.8 million decrease in interest and net investment income. Interest and net investment income was comprised of the following for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
(In millions)	2009	2008
Realized gains(1)	$2.1	$6.5
Impairments of securities(2)	(0.5)	(3.0)
Deferred compensation trust(3)	1.2	(0.1)
Other(4)	0.6	0.8
Interest and net investment loss	$3.4	$4.2

(1)           Represents the net investment gains (losses) and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)           Represents other than temporary declines in the value of certain investments in the American Home Shield investment portfolio.

(3)           Represents investment income (loss) resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes).

(4)           Represents a portion of the earnings generated by ServiceMaster Acceptance Company Limited Partnership (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and interest income on other cash balances.

The effective tax rate on income from continuing operations was 51.9 percent for the second quarter of 2009 compared to 40.1 percent for the second quarter of 2008. The change in the effective tax rate is primarily due to state tax expense offsetting the statutory federal benefit generated due to losses in 2008 compared to state tax expense increasing the annual projected tax expense in 2009.

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

As part of the second phase of Fast Forward, on December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008 and the services were phased in during the first half of 2009. In connection with the agreement, the Company eliminated approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company incurred charges related to, among other things, employee retention and severance costs, and transition fees paid to IBM and other consulting fees. Almost all charges related to the agreement were cash charges and were expensed throughout the transition period. Such charges amounted to approximately $3.5 million, pre-tax, during 2008 and approximately $9.5 million, pre-tax, during the first half of 2009. These charges were recorded as restructuring charges in the condensed consolidated statement of operations as incurred. The Company expects to continue to transition services to IBM during the remainder of 2009 and expects charges for these services to amount to approximately $1.0 million, pre-tax. These charges will be recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

The Company expects that it will incur additional costs in order to implement the second phase of Fast Forward, but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays. The Company is on schedule with respect to realizing its previously forecasted savings from Fast Forward and believes that it will ultimately realize annualized pre-tax savings of at least $60 million by the end of 2009. Most of these savings are expected to benefit the selling, general and administrative line in the statement of operations.

In connection with Fast Forward, the Company incurred costs of approximately $4.5 million and $4.1 million for the three months ended June 30, 2009 and 2008, respectively, which included the costs described above. For the three months ended June 30, 2009, such costs included transition fees paid to IBM of approximately $3.4 million, employee retention and severance costs of approximately $0.7 million and consulting and other costs of approximately $0.4 million. For the three months ended June 30, 2008, these charges included consulting fees of approximately $2.1 million and severance, lease termination and other costs of approximately $2.0 million.

For the three months ended June 30, 2009, Terminix reversed restructuring costs of approximately $0.1 million relating to a branch optimization project, which was a reduction in lease termination costs.

The results for the three months ended June 30, 2008 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and were expensed throughout the transition period. During the three months ended June 30, 2008, the Company reversed net expenses of approximately $0.1 million relating to this relocation.

During the three months ended June 30, 2009 and 2008, the Company incurred Merger related charges totaling $1.2 million and $0.3 million, respectively. These Merger related charges include investment banking, accounting, legal, change in control severance and other costs associated with the Merger.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of June 30,
	2009	2008
TruGreen LawnCare(1)—
Reduction in Full Program Accounts(1)	(3)%	(4)%
Customer Retention Rate(1)	68.3%	68.4%
Terminix—
Growth in Pest Control Customers	1%	1%
Pest Control Customer Retention Rate	77.9%	78.5%
(Reduction) Growth in Termite Customers	(1)%	2%
Termite Customer Retention Rate	86.2%	88.1%
American Home Shield—
(Reduction) Growth in Warranty Contracts	(3)%	2%
Customer Retention Rate	62.6%	61.9%

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

Segment Reviews for the Second Quarter 2009 Compared to 2008

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

The Company believes Comparable Operating Performance, which excludes the impact of purchase accounting and non-cash option and restricted stock expense adjustments, is useful to investors. The exclusion of the impact of these items facilitates a comparison of operating results from periods pre-dating the Merger transaction with the Equity Sponsors with periods subsequent to the Merger. The purchase accounting charges were not present prior to the Merger. In addition, charges relating to option and restricted stock expense prior to the Merger were computed under different plans and formulas than charges subsequent to the Merger. Moreover, such charges are non-cash and the exclusion of the impact of these items from Comparable Operating Performance allows investors to understand the current period results of operations of the business on a comparable basis with previous periods and, secondarily, gives the investors added insight into cash earnings available to service the Company’s debt. We believe this to be of particular importance to the Company’s public investors, which are debt holders. The Company also believes that the exclusion of the purchase accounting and non-cash option and restricted stock expense adjustments may provide an additional means for comparing the Company’s performance to the performance of other companies by eliminating the impact of differently structured equity-based long-term incentive plans (although care must be taken in making any such comparison, as there may be inconsistencies among companies in the manner of computing similarly titled financial measures).

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

•                  Adjusted EBITDA and Comparable Operating Performance do not reflect the Company’s interest expense or the cash requirements necessary to service interest or principal payments on the Company’s debt;

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

•                  Other companies in the Company’s industries may calculate Adjusted EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures; and

•                  Comparable Operating Performance does not include purchase accounting adjustments and option and restricted stock expense, the latter of which exclusion may cause the overall compensation cost of the business to be understated.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended June 30,
(In thousands)	2009	2008
Operating Revenue:
TruGreen LawnCare	$348,403	$377,296
TruGreen LandCare	69,433	83,877
Terminix	307,375	311,774
American Home Shield	179,823	167,570
Other Operations and Headquarters	52,258	56,788
Total Operating Revenue	$957,292	$997,305
Comparable Operating Performance:
TruGreen LawnCare	$61,591	$75,336
TruGreen LandCare	1,395	(66)
Terminix	77,957	73,513
American Home Shield	38,954	36,419
Other Operations and Headquarters	569	(230)
Total Comparable Operating Performance	$180,466	$184,972

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges(1)	$5,584	$4,310
Management fee(2)	$500	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$45	$133
Comparable Operating Performance of all other discontinued operations	(222)	1,633
Comparable Operating Performance of discontinued operations	$(177)	$1,766

(1)           Includes (i) charges related to Fast Forward, (ii) charges related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downer’s Grove, Illinois and (iii) Merger related charges.

(2)           Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2.0 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased to $6.25 million.  The full year management fee will apply in 2009 and the fees relating to the first three quarters of 2009 will be paid to CD&R in the third quarter of 2009.

In August 2009, the boards of directors of the Company and Holdings approved consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, respectively, to Citigroup, BAS and JPMorgan. The full year management fees will apply in 2009, and the fees relating to the first three quarters of 2009 will be paid to Citigroup, BAS and J.P. Morgan in the third quarter of 2009. A form of the consulting agreements is attached as Exhibit 10.1 and is incorporated herein by reference. The definitive agreements with Citigroup, BAS and JPMorgan are in the process of being executed.

The following table presents reconciliations of operating (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total

Three Months Ended June 30, 2009
Operating income (loss)(1)	$39,513	$(1,479)	$62,172	$26,607	$(8,808)	$118,005
Depreciation and amortization expense	22,107	3,037	15,885	10,624	5,687	57,340
EBITDA before interest and net investment income	61,620	1,558	78,057	37,231	(3,121)	175,345
Interest and net investment income(2)	—	—	—	1,672	1,723	3,395
Adjusted EBITDA	61,620	1,558	78,057	38,903	(1,398)	178,740
Non-cash option and restricted stock expense	—	—	—	—	1,967	1,967
Non-cash (credits) charges attributable to purchase accounting(3)	(29)	(163)	(100)	51	—	(241)
Comparable Operating Performance	$61,591	$1,395	$77,957	$38,954	$569	$180,466

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges(4)	$—	$(21)	$(69)	$36	$5,638	$5,584
Management fee(5)	$—	$—	$—	$—	$500	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$45	$45
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(222)	(222)
Comparable Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(177)	$(177)

Three Months Ended June 30, 2008
Operating income (loss)(1)	$55,913	$(2,693)	$59,682	$9,401	$(8,124)	$114,179
Depreciation and amortization expense	19,402	2,789	14,879	12,759	5,532	55,361
EBITDA before interest and net investment income	75,315	96	74,561	22,160	(2,592)	169,540
Interest and net investment income(2)	—	—	—	3,539	625	4,164
Adjusted EBITDA	75,315	96	74,561	25,699	(1,967)	173,704
Non-cash option and restricted stock expense	—	—	—	—	1,737	1,737
Non-cash charges (credits) attributable to purchase accounting(3)	21	(162)	(1,048)	10,720	—	9,531
Comparable Operating Performance	$75,336	$(66)	$73,513	$36,419	$(230)	$184,972

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges(4)	$35	$623	$—	$448	$3,204	$4,310
Management fee(5)	$—	$—	$—	$—	$500	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$133	$133
Comparable Operating Performance of all other discontinued operations	—	—	—	—	1,633	1,633
Comparable Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$1,766	$1,766

(1)                                  Presented below is a reconciliation of total segment operating income to net income.

	Three months ended June 30,
(In thousands)	2009	2008
Total Segment Operating Income	$118,005	$114,179
Non-operating expense (income):
Interest expense	74,656	83,425
Interest and net investment income	(3,395)	(4,164)
Other expense	179	145
Income from Continuing Operations before Income Taxes	$46,565	$34,773
Provision for income taxes	24,173	13,947
Income from Continuing Operations	$22,392	$20,826
Loss from discontinued operations, net of income taxes	(107)	(2,736)
Net Income	$22,285	$18,090

(2)                                 Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled approximately $286.3 million as of June 30, 2009. American Home Shield interest and net investment income was $1.7 million and $3.5 million for the second quarter of 2009 and 2008, respectively. The balance of interest and investment income primarily relates to (i) a portion of the earnings generated by SMAC, (ii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes), and (iii) interest income on other cash balances.

(3)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)                                 Includes (i) charges related to Fast Forward, (ii) charges related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downer’s Grove, Illinois and (iii) Merger related charges.

(5)                                 Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2.0 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased to $6.25 million.  The full year management fee will apply in 2009 and the fees relating to the first three quarters of 2009 will be paid to CD&R in the third quarter of 2009.

In August 2009, the boards of directors of the Company and Holdings approved consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, respectively, to Citigroup, BAS and JPMorgan. The full year management fees will apply in 2009, and the fees relating to the first three quarters of 2009 will be paid to Citigroup, BAS and J.P. Morgan in the third quarter of 2009. A form of the consulting agreements is attached as Exhibit 10.1 and is incorporated herein by reference. The definitive agreements with Citigroup, BAS and JPMorgan are in the process of being executed.

(6)                                 The table included in “Discontinued Operations” presents reconciliations of operating (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

TruGreen LawnCare Segment

The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported a 7.7 percent decrease in revenue, a 29.3 percent decrease in operating income and an 18.2 percent decrease in Comparable Operating Performance for the second quarter of 2009 compared to 2008. The revenue results were adversely impacted by soft customer demand. Customer counts at June 30, 2009 were 2.5 percent lower than last year’s level due primarily to a decline in new unit sales as well as a 10 basis point decline in the rolling twelve-month customer retention rate. Trends in revenue were also adversely impacted by discounts offered on Full Program Accounts in 2009 designed to offset the impacts of a difficult economic environment. TruGreen LawnCare remains committed to improving customer retention by focusing on the overall quality of service delivery, including the Lawn Quality Audit program, the reduction of route manager turnover and the continued improvement of overall communication with customers.

TruGreen LawnCare’s Comparable Operating Performance declined $13.7 million for the second quarter of 2009 compared to 2008, which also reflects decreased leverage of selling and administrative expenses, offset, in part, by lower vehicle counts, reduced fuel and fertilizer costs and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

TruGreen LandCare Segment

The TruGreen LandCare segment, which includes landscape maintenance services, reported a 17.2 percent decrease in revenue, a 45.1 percent decrease in operating loss and a $1.5 million increase in Comparable Operating Performance for the second quarter of 2009 compared to 2008. The decline in revenue included a 10.2 percent decline in base contract maintenance revenue and a 26.8 percent decline in enhancement revenue. Revenue trends were adversely impacted by soft customer demand.

TruGreen LandCare’s Comparable Operating Performance improved $1.5 million for the second quarter of 2009 compared to 2008, which also reflects improved materials management, lower vehicle fleet counts, reduced overhead spending and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008. These factors were offset, in part, by increased fuel costs.

Terminix Segment

The Terminix segment, which includes termite and pest control services, reported a 1.4 percent decrease in revenue for the second quarter of 2009 compared to 2008. Revenue for the second quarter of 2008 has been reduced by $1.0 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue decreased 1.7 percent for the second quarter of 2009 compared to 2008. Terminix reported a 4.2 percent increase in operating income and a 6.0 percent increase in Comparable Operating Performance for the second quarter of 2009 compared to 2008. The segment’s overall revenue results, excluding purchase accounting, reflected modest growth in pest control revenues offset by a decline in revenue from termite contract renewals and termite completions. Pest control revenues increased 2.0 percent for the second quarter of 2009 compared to 2008, reflecting increased customer counts and improved price realization. The increase in customer counts was driven by tuck-in acquisitions, partially offset by a decline in new unit sales and a 60 basis point decline in customer retention.  A 4.8 percent decline in termite renewal revenues for the second quarter of 2009 compared to 2008 was due to a 190 basis point decline in termite customer retention. Revenue from termite completions declined 6.7 percent for the second quarter of 2009 compared to 2008, due, in part, to reduced average pricing on new termite treatments and fewer units sold. Trends in retention and new unit sales were adversely impacted by soft customer demand.

Terminix’s Comparable Operating Performance improved $4.4 million for the second quarter of 2009 compared to 2008, which also reflects favorable termite damage claims trends, effective management of seasonal staffing of production and sales labor, reduced fuel costs and overhead spending and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

American Home Shield Segment

The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 7.3 percent increase in revenue for the second quarter of 2009 compared to 2008. Revenue for the second quarter of 2008 has been reduced by $10.6 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, American Home Shield reported a 0.9 percent increase in revenue for the second quarter of 2009 compared to 2008. The annual value of warranty contracts written increased 2.2 percent, which is comprised of a 4.5 percent increase in the average price per contract offset by a 2.2 percent decline in total new contract and renewal sales units. This decline in sales units is primarily comprised of a 14.4 percent decline in sales in the real estate market and a 0.7 percent decline in consumer sales partially offset by a 2.4 percent increase in renewal sales. American Home Shield’s sales in the real estate market were significantly impacted by the continued softness in the home resale market throughout most of the country.

American Home Shield reported a 183.0 percent increase in operating income and a $2.5 million increase in Comparable Operating Performance for the second quarter of 2009 compared to 2008. The increase in Comparable Operating Performance also reflects a decrease in advertising spending primarily due to differences between the years in the timing of the advertising activities and reduced provisions for certain legal matters.

Other Operations and Headquarters Segment

This segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company’s headquarters functions. The segment reported an 8.0 percent decrease in revenue, an 8.4 percent increase in operating loss and a $0.8 million increase in Comparable Operating Performance for the second quarter of 2009 compared to 2008. The segment’s Comparable Operating Performance includes the reduced provisions for incentive compensation partially offset by an increase in restructuring and Merger related charges for the second quarter of 2009 compared to 2008. The ServiceMaster Clean and Merry Maids operations reported a combined 8.2 percent decrease in revenue for the second quarter of 2009 compared to 2008. The decrease in revenue resulted from decreases in product sales and other franchise revenues. The ServiceMaster Clean and Merry Maids operations reported a combined increase in operating income of 0.3 percent and a decrease in Comparable Operating Performance of 1.4 percent for the second quarter of 2009 compared to 2008.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating (loss) income to Adjusted EBITDA and Comparable Operating Performance for the three months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,
(In thousands)	2009	2008
Operating (loss) income	$(177)	$1,766
Interest expense	—	(29)
Impairment charge	—	(6,317)
Loss from discontinued operations, before income taxes	(177)	(4,580)
Benefit for income taxes	(70)	(1,844)
Loss from discontinued operations, net of income taxes	$(107)	$(2,736)

Operating (loss) income	$(177)	$1,766
Depreciation and amortization expense	—	—
EBITDA before interest and net investment income	(177)	1,766
Interest and net investment income	—	—
Adjusted EBITDA	(177)	1,766
Non-cash option and restricted stock expense	—	—
Non-cash charges attributable to purchase accounting	—	—
Comparable Operating Performance	$(177)	$1,766

Six Months Ended June 30, 2009 Compared to 2008

The Company reported revenue of $1,603.2 million for the six months ended June 30, 2009, a $26.3 million or 1.6 percent decrease compared to 2008. The revenue for the six months ended June 30, 2009 has been reduced by $33.4 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the six months ended June 30, 2009 decreased $59.7 million or 3.6 percent, from 2008 levels, driven by the results of our business units as described in our “Segment Reviews for the Six Months Ended June 30, 2009 Compared to 2008”.

Operating income was $146.7 million in the six months ended June 30, 2009 compared to operating income of $103.9 million in 2008. Income from continuing operations before income taxes was $39.7 million in the six months ended June 30, 2009 compared to loss from continuing operations before income taxes of $71.3 million in 2008. The increase in income from continuing operations before income taxes of $111.0 million primarily reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments(1)	$32.6
Decreased interest expense(2)	21.7
Decreased interest and net investment loss(3)	0.5
Increased restructuring and merger related charges(4)	(6.7)
Gain on extinguishment of debt(5)	46.1
Improved segment results(6)	16.8
$111.0

(1)           The net favorable impact of non-cash purchase accounting adjustments in the six months ended June 30, 2009 of $32.6 million consists primarily of decreased amortization of intangible assets of $12.9 million and a $33.4 million increase in revenue resulting from recording deferred revenue at its fair value in conjunction with purchase accounting partially offset by increased deferred customer acquisition expense of $13.9 million.

(2)           Represents a decrease in interest expense as a result of decreases in our weighted average interest rates, partially offset by increases in our weighted average long-term debt balances as compared to the first half of 2008.

(3)           As further described in “Operating and Non-Operating Expenses”, represents a decrease in interest and net investment loss.

(4)           Represents (i) an increase in restructuring charges primarily resulting from Fast Forward, (ii) a branch optimization project at Terminix and (iii) an increase in Merger related charges, primarily related to change in control severance agreements.

(5)           Represents the gain on extinguishment of debt recorded in the six months ended June 30, 2009 related to the completion of open market purchases of $89.0 million in face value of our Permanent Notes.

(6)           Represents an increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, merger related charges and restructuring charges supported by the improved results at Terminix, American Home Shield and TruGreen LandCare as described in our “Segment Reviews for the Six Months Ended June 30, 2009 Compared to 2008”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $947.8 million for the six months ended June 30, 2009 compared to $1,007.1 million in 2008. Excluding the unfavorable non-cash reduction of revenue of $33.4 million for the six months ended June 30, 2008 resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue, these costs decreased to 59.2 percent for the six months ended June 30, 2009 from 60.6 percent in 2008. This primarily reflects the impact of improved labor efficiency and lower vehicle fleet counts for the Company, reduced fuel costs and favorable damage claim trends at Terminix and reduced fuel and fertilizer costs at TruGreen LawnCare, offset, in part, by other factor costs throughout the enterprise.

The Company reported selling and administrative expenses of $413.7 million for the six months ended June 30, 2009 compared to $418.2 million in 2008. The six months ended June 30, 2008 include a $13.9 million (non-cash) increase in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs decreased, as a percentage of revenue, to 25.8 percent for the six months ended June 30, 2009 from 26.0 percent in 2008. This primarily reflects decreased leverage of selling and administrative expenses at TruGreen LawnCare and increased compensation charges for the Company resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change within interest and net investment loss), partially offset by lower advertising costs,  provisions for certain legal matters at American Home Shield and lower overhead charges at Other Operations and Headquarters.

Amortization expense was $80.7 million for the six months ended June 30, 2009 compared to $92.6 million for 2008. The decrease is a result of amortization being included in the first half of 2008 related to finite lived intangible assets recorded in connection with the Merger which had lives of one year or less and were fully amortized as of July 24, 2008.

The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual test dates in certain circumstances. The majority of the Company’s goodwill and indefinite-lived intangible assets (mainly trade names) relate to the Merger. The Company does not believe a triggering event requiring the Company to conduct an interim impairment test had occurred as of June 30, 2009. However, due to the potential for prolonged economic softness in the markets in which we operate, the Company believes it is reasonably possible that we will record a non-cash impairment charge in the third or fourth quarter.  As of June 30, 2009, the balances of the Company’s goodwill and indefinite-lived intangible assets were $3.1 billion and $2.9 billion, respectively.

Non-operating expense totaled $107.0 million for the six months ended June 30, 2009 compared with $175.2 million for 2008. This change includes a $46.1 million gain on extinguishment of debt, a $21.7 million decrease in interest expense, primarily resulting from decreases in our weighted average interest rates, partially offset by increases in our weighted average long-term debt balances, and a $0.5 million decrease in interest and net investment loss. Interest and net investment loss was comprised of the following for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
(In millions)	2009	2008
Realized gains(1)	$2.8	$7.2
Impairments of securities(2)	(5.9)	(8.2)
Deferred compensation trust(3)	0.5	(2.7)
Other(4)	1.2	1.8
Interest and net investment loss	$(1.4)	$(1.9)

(1)           Represents the net investment gains (losses) and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)           Represents other than temporary declines in the value of certain investments in the American Home Shield investment portfolio.

(3)           Represents investment income (loss) resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes).

(4)           Represents a portion of the earnings generated by SMAC and interest income on other cash balances.

The effective tax rate on income (loss) from continuing operations was a provision of 41.8 percent for the six months ended June 30, 2009 compared to a benefit of 23.9 percent for 2008. The change in the effective tax rate is primarily due to state tax expense offsetting the statutory federal benefit generated due to losses in 2008 compared to state tax expense increasing the annual projected tax expense in 2009.

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

As part of the second phase of Fast Forward, on December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008 and the services were phased in during the first half of 2009. In connection with the agreement, the Company eliminated approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company incurred charges related to, among other things, employee retention and severance costs, and transition fees paid to IBM and other consulting fees. Almost all charges related to the agreement were cash charges and were expensed throughout the transition period. Such charges amounted to approximately $3.5 million, pre-tax, during 2008 and approximately $9.5 million, pre-tax, during the first half of 2009. These charges were recorded as restructuring charges in the condensed consolidated statement of operations as incurred. The Company expects to continue to transition services to IBM during the remainder of 2009 and expects charges for the services to amount to approximately $1.0 million, pre-tax. These charges will be recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

The Company expects that it will incur additional costs in order to implement the second phase of Fast Forward, but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays. The Company is on schedule with respect to realizing its previously forecasted savings from Fast Forward and believes that it will ultimately realize annualized pre-tax savings of at least $60 million by the end of 2009. Most of these savings are expected to benefit the selling, general and administrative line in the statement of operations.

In connection with Fast Forward, the Company incurred costs of approximately $9.8 million and $6.7 million for the six months ended June 30, 2009 and 2008 respectively, which included the costs described above. For the six months ended June 30, 2009, such costs included transition fees paid to IBM of approximately $7.2 million, employee retention and severance costs of approximately $1.6 million and consulting and other costs of approximately $1.0 million. For the six months ended June 30, 2008 these charges included consulting fees of approximately $3.7 million and severance, lease termination and other costs of approximately $3.0 million.

For the six months ended June 30, 2009, Terminix incurred restructuring costs of approximately $3.1 million relating to a branch optimization project, which included approximately $2.8 million of lease termination costs and approximately $0.3 million of severance costs.

The results for the six months ended June 30, 2008 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and were expensed throughout the transition period. During the six months ended June 30, 2008, the Company incurred an additional $0.6 million relating to this relocation, which includes additional severance and other costs.

During the six months ended June 30, 2009 and 2008, the Company incurred Merger related charges totaling $1.4 million and $0.4 million, respectively. These Merger related charges include investment banking, accounting, legal, change in control severance and other costs associated with the Merger.

Segment Reviews for the Six Months Ended June 30, 2009 Compared to 2008

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating (loss) income to (loss) income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. As noted in segment reviews for the second quarter 2009 compared to 2008, the Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Six months ended June 30,
(In thousands)	2009	2008
Operating Revenue:
TruGreen LawnCare	$483,069	$511,738
TruGreen LandCare	136,318	162,529
Terminix	570,536	573,422
American Home Shield	310,691	272,988
Other Operations and Headquarters	102,605	108,859
Total Operating Revenue	$1,603,219	$1,629,536
Comparable Operating Performance:
TruGreen LawnCare	$63,788	$68,599
TruGreen LandCare	9,821	4,631
Terminix	140,070	129,012
American Home Shield	49,927	42,203
Other Operations and Headquarters	(1,622)	1,702
Total Comparable Operating Performance	$261,984	$246,147

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related expenses(1)	$14,361	$7,685
Management fee(2)	$1,000	$1,000

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$(199)	$(843)
Comparable Operating Performance of all other discontinued operations	(242)	1,472
Comparable Operating Performance of discontinued operations	$(441)	$629

(1)           Includes (i) charges related to Fast Forward, (ii) a branch optimization project at Terminix, (iii) charges related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois and (iv) Merger related charges.

(2)           Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2.0 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased to $6.25 million.  The full year management fee will apply in 2009 and the fees relating to the first three quarters of 2009 will be paid to CD&R in the third quarter of 2009.

In August 2009, the boards of directors of the Company and Holdings approved consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, respectively, to Citigroup, BAS and JPMorgan. The full year management fees will apply in 2009, and the fees relating to the first three quarters of 2009 will be paid to Citigroup, BAS and J.P. Morgan in the third quarter of 2009. A form of the consulting agreements is attached as Exhibit 10.1 and is incorporated herein by reference. The definitive agreements with Citigroup, BAS and JPMorgan are in the process of being executed.

The following table presents reconciliations of operating income (loss) to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total

Six Months Ended June 30, 2009
Operating income (loss)(1)	$20,126	$4,217	$108,663	$32,061	$(18,384)	$146,683
Depreciation and amortization expense	43,720	5,930	31,449	21,027	11,134	113,260
EBITDA before interest and net investment (loss) income	63,846	10,147	140,112	53,088	(7,250)	259,943
Interest and net investment (loss) income(2)	—	—	—	(3,093)	1,727	(1,366)
Adjusted EBITDA	63,846	10,147	140,112	49,995	(5,523)	258,577
Non-cash option and restricted stock expense	—	—	—	—	3,901	3,901
Non-cash (credits) charges attributable to purchase accounting(3)	(58)	(326)	(42)	(68)	—	(494)
Comparable Operating Performance	$63,788	$9,821	$140,070	$49,927	$(1,622)	$261,984

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges(4)	$—	$(51)	$3,151	$75	$11,186	$14,361
Management fee(5)	$—	$—	$—	$—	$1,000	$1,000

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(199)	$(199)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(242)	(242)
Comparable Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(441)	$(441)

Six Months Ended June 30, 2008
Operating income (loss)(1)	$21,854	$(602)	$102,895	$(8,291)	$(11,979)	$103,877
Depreciation and amortization expense	46,711	5,558	29,891	25,442	10,991	118,593
EBITDA before interest and net investment loss	68,565	4,956	132,786	17,151	(988)	222,470
Interest and net investment loss(2)	—	—	—	(962)	(919)	(1,881)
Adjusted EBITDA	68,565	4,956	132,786	16,189	(1,907)	220,589
Non-cash option and restricted stock expense	—	—	—	—	3,401	3,401
Non-cash charges (credits) attributable to purchase accounting(3)	34	(325)	(3,774)	26,014	208	22,157
Comparable Operating Performance	$68,599	$4,631	$129,012	$42,203	$1,702	$246,147

Memo: Items included in Comparable Operating Performance
Restructuring charges and merger related charges(4)	$316	$202	$57	$448	$6,662	$7,685
Management fee(5)	$—	$—	$—	$—	$1,000	$1,000

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(843)	$(843)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	1,472	1,472
Comparable Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$629	$629

(1)                                 Presented below is a reconciliation of total segment operating income to net income (loss).

	Six months ended June 30,
(In thousands)	2009	2008
Total Segment Operating Income	$146,683	$103,877
Non-operating expense (income):
Interest expense	151,322	173,011
Interest and net investment loss	1,366	1,881
Gain on extinguishment of debt	(46,106)	—
Other expense	379	277
Income (Loss) from Continuing Operations before Income Taxes	$39,722	$(71,292)
Provision (Benefit) for income taxes	16,618	(17,024)
Income (Loss) from Continuing Operations	$23,104	$(54,268)
Loss from discontinued operations, net of income taxes	(270)	(3,484)
Net Income (Loss)	$22,834	$(57,752)

(2)                                 Interest and net investment loss is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled approximately $286.3 million as of June 30, 2009. American Home Shield interest and net investment loss was $3.1 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. The balance of interest and net investment loss primarily relates to (i) a portion of the earnings generated by SMAC; (ii) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes); and (iii) interest income on other cash balances.

(3)                                 The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)                                 Includes (i) charges related to Fast Forward, (ii) a branch optimization project at Terminix, (iii) charges related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois and (iv) Merger related charges.

(5)                                 Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2.0 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased to $6.25 million.  The full year management fee will apply in 2009 and the fees relating to the first three quarters of 2009 will be paid to CD&R in the third quarter of 2009.

In August 2009, the boards of directors of the Company and Holdings approved consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, respectively, to Citigroup, BAS and JPMorgan. The full year management fees will apply in 2009, and the fees relating to the first three quarters of 2009 will be paid to Citigroup, BAS and J.P. Morgan in the third quarter of 2009. A form of the consulting agreements is attached as Exhibit 10.1 and is incorporated herein by reference. The definitive agreements with Citigroup, BAS and JPMorgan are in the process of being executed.

(6)                                 The table included in “Discontinued Operations” presents reconciliations of operating (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

TruGreen LawnCare Segment

The TruGreen LawnCare segment reported a 5.6 percent decrease in revenue, a 7.9 percent decrease in operating income and a 7.0 percent decrease in Comparable Operating Performance for the six months ended June 30, 2009 compared to 2008. The revenue results were adversely impacted by soft customer demand. Customer counts at June 30, 2009 were 2.5 percent lower than last year’s level due primarily to a decline in new unit sales as well as a 10 basis point decline in the rolling twelve-month customer retention rate. Trends in revenue were also adversely impacted by discounts offered on Full Program Accounts in 2009 designed to offset the impacts of a difficult economic environment. TruGreen LawnCare remains committed to improving customer retention by focusing on the overall quality of service delivery, including the Lawn Quality Audit program, the reduction of route manager turnover and the continued improvement of overall communication with customers.

TruGreen LawnCare’s Comparable Operating Performance declined $4.8 million for the six months ended June 30, 2009 compared to 2008, which also reflects decreased leverage of selling and administrative expenses, offset, in part, by effective management of seasonal staffing of production labor, lower vehicle counts, reduced fuel and fertilizer costs and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

TruGreen LandCare Segment

The TruGreen LandCare segment reported a 16.1 percent decrease in revenue, an 800.5 percent increase in operating income and a 112.1 percent increase in Comparable Operating Performance for the six months ended June 30, 2009 compared to 2008. The decline in revenue included a 10.0 percent decline in base contract maintenance revenue and a 29.4 percent decline in enhancement revenue. Revenue for the first half of 2009 was adversely impacted by TruGreen LandCare’s continued efforts to improve the quality of its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. In addition, revenue trends were adversely impacted by soft customer demand.

TruGreen LandCare’s Comparable Operating Performance improved $5.2 million for the six months ended June 30, 2009 compared to 2008, which also reflects improved materials and labor management, reduced overhead spending, lower vehicle fleet counts and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008. These factors were offset, in part, by increased fuel costs.

Terminix Segment

The Terminix segment reported a 0.5 percent decrease in revenue for the six months ended June 30, 2009 compared to 2008. Revenue for the six months ended June 30, 2008 has been reduced by $3.2 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue decreased 1.1 percent for the six months ended June 30, 2009 compared to 2008. Terminix reported a 5.6 percent increase in operating income and an 8.6 percent increase in Comparable Operating Performance for the six months ended June 30, 2009 compared to 2008. The segment’s overall revenue results, excluding purchase accounting, reflected modest growth in pest control revenues offset by a decline in revenue from termite contract renewals and termite completions. Pest control revenues increased 2.3 percent for the six months ended June 30, 2009 compared to 2008, reflecting increased customer counts and improved price realization. The increase in customer counts was driven by tuck-in acquisitions, partially offset by a decline in new unit sales and a 60 basis point decline in customer retention. A 2.6 percent decline in termite renewal revenues for the six months ended June 30, 2009 compared to 2008 was due to a 190 basis point decline in termite customer retention. Revenue from termite completions declined 6.4 percent for the six months ended June 30, 2009 compared to 2008, due, in part, to reduced average pricing on new termite treatments and fewer units sold. Trends in retention and new unit sales were adversely impacted by soft customer demand.

Terminix’s Comparable Operating Performance improved $11.1 million for the six months ended June 30, 2009 compared to 2008, which includes the impact of $3.1 million of restructuring charges relating to a branch optimization program.  Terminix’s Comparable Operating Performance also reflects favorable termite damage claim trends, effective management of seasonal staffing of production and sales labor, reduced fuel costs and overhead spending and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

American Home Shield Segment

The American Home Shield segment reported a 13.8 percent increase in revenue for the six months ended June 30, 2009 compared to 2008. Revenue for the six months ended June 30, 2008 has been reduced by $30.2 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue increased 2.5 percent for the six months ended June 30, 2009 compared to 2008. The annual value of home service contracts written increased 1.2 percent, which is comprised of a 4.6 percent increase in the average price per contract offset by a 3.3 percent decline in total new contract and renewal sales units. This decline in sales units is primarily comprised of a 15.3 percent decline in sales in the real estate market and a 5.1 percent decline in consumer sales partially offset by a 1.7 percent increase in renewal sales. American Home Shield’s sales in the real estate market were significantly impacted by the continued softness in the home resale market throughout most of the country.

American Home Shield reported a 486.7 percent increase in operating income and an $7.7 million increase in Comparable Operating Performance for the six months ended June 30, 2009 compared to 2008. The increase in Comparable Operating Performance also reflects a decrease in advertising spending primarily due to differences between the years in the timing of advertising activities and reduced provisions for certain legal matters.

Other Operations and Headquarters Segment

The Other Operations and Headquarters segment reported a 5.7 percent decrease in revenue, a 53.5 percent increase in operating loss and a $3.3 million decrease in Comparable Operating Performance for the six months ended June 30, 2009 compared to 2008. The segment’s Comparable Operating Performance includes the impact of $4.5 million of restructuring and merger related charges partially offset by reduced provisions for incentive compensation for the six months ended June 30, 2009 compared to 2008. The ServiceMaster Clean and Merry Maids operations reported a combined 5.8 percent decrease in revenue for the six months ended June 30, 2009. The decrease in revenue resulted from decreases in product sales and other franchise revenues. The ServiceMaster Clean and Merry Maids operations reported a combined increase in operating income of 9.4 percent and an increase in Comparable Operating Performance of 5.4 percent for six months ended June 30, 2009 compared to 2008 driven primarily by a shift in mix of ServiceMaster Clean’s revenue to higher margin disaster restoration services and reduced overhead spending as compared to 2008.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss (income) to Adjusted EBITDA and Comparable Operating Performance for the six months ended June 30, 2009 and June 30, 2008 are as follows:

	Six months ended June 30,
(In thousands)	2009	2008
Operating (loss) income	$(441)	$629
Interest expense	—	(70)
Impairment charge	—	(6,317)
Loss from discontinued operations, before income taxes	(441)	(5,758)
Benefit from income taxes	(171)	(2,274)
Loss from discontinued operations, net of income taxes	$(270)	$(3,484)

Operating (loss) income	$(441)	$629
Depreciation and amortization expense	—	—
EBITDA before interest and net investment income	(441)	629
Interest and net investment income	—	—
Adjusted EBITDA	(441)	629
Non-cash option and restricted stock expense	—	—
Non-cash charges attributable to purchase accounting	—	—
Comparable Operating Performance	$(441)	$629

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations was $71.2 million for the six months ended June 30, 2009 compared to $13.9 million for 2008.

The principal components (in millions) of the net increase for the six months ended June 30, 2009 were:

Increase in net income before Merger related charges, restructuring charges, discontinued operations and non-cash charges	68.0
Decrease in restructuring payments	6.3
Increase in working capital requirements	(17.0)
$57.3

The increase in net income before Merger related charges, restructuring charges, discontinued operations and non-cash charges for the six months ended June 30, 2009 was driven by Comparable Operating Performance growth at Terminix, American Home Shield, and TruGreen LandCare, lower interest expense and non-cash purchase accounting adjustments recorded in connection with the Merger. The increase in working capital requirements for the six months ended June 30, 2009 was driven primarily by decreased customer prepayments, reduced seasonal inventory growth and non-cash purchase accounting adjustments recorded in connection with the Merger.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $41.4 million for the six months ended June 30, 2009 compared to net cash provided from investing activities from continuing activities of $32.5 million for the six months ended June 30, 2008 and included $1.1 million and $21.0 million paid in connection with the Merger for the six months ended June 30, 2009 and 2008, respectively. Amounts paid in connection with the Merger in 2009 and 2008 were primarily related to payments under change in control severance agreements.

Capital expenditures increased to $38.9 million for the six months ended June 30, 2009 from $18.1 million for the six months ended June 30, 2008 and included vehicle purchases of $22.0 million, recurring capital needs and information technology projects. The Company anticipates that capital expenditures for the remainder of 2009 will total approximately $30.0 million to $40.0 million, reflecting the purchases of vehicles and the continuation of investments in information systems and productivity enhancing operating systems. The Company has no additional material capital commitments at this time.

Acquisitions, excluding the Merger, for the six months ended June 30, 2009 totaled $7.3 million, compared with $10.0 million for the six months ended June 30, 2008. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at Terminix, TruGreen LawnCare and Merry Maids.

The change in notes receivable, financial investments and securities for the six months ended June 30, 2009 and 2008 includes the net sales of marketable securities at American Home Shield due in part to lowering the amount of excess reserves over minimum statutory reserve requirements in certain states in accordance with our investment policy and reduced statutory reserve requirements. During the six months ended June 30, 2008, the Company sold certain marketable securities and subsequently invested in cash equivalents in an effort to limit our exposure to changing market conditions.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $65.2 million for the six months ended June 30, 2009 compared to $35.4 million for the six months ended June 30, 2008. During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million. The Company also made scheduled principal payments of long-term debt of $23.8 million during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company made borrowings of $182.0 million and repayments of $182.0 million under the Revolving Credit Facility reflecting normal seasonal working capital needs and made scheduled principal payments of long-term debt of $35.3 million.

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

The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at June 30, 2009.

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

Through July 15, 2011, the Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Permanent Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding loans (“PIK Interest”), or 50% as Cash Interest and 50% as PIK Interest. Interest payable after July 15, 2011 is payable entirely as Cash Interest. The Company elected to pay interest payable in January 2010 entirely as Cash Interest.

Cash and short-term and long-term marketable securities totaled $495.3 million at June 30, 2009, compared with $538.6 million at December 31, 2008. Approximately $286.3 million and $244.5 million of the cash and short-term and long-term marketable securities balance as of June 30, 2009 and December 31, 2008, respectively, is associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, which would enhance our liquidity.

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At June 30, 2009, the Company’s residual value guarantees related to the leased assets totaled $94 million for which the Company has recorded the estimated fair value of these guarantees of approximately $1.8 million in the condensed consolidated statement of financial position. We expect to fulfill our ongoing vehicle fleet needs through direct purchases of vehicles.

The Company maintains lease facilities with banks totaling $65 million, which provide for the financing of branch properties to be leased by the Company. At June 30, 2009, approximately $65 million was funded under these facilities. Approximately $12 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of June 30, 2009. The balance of the funded amount is treated as operating leases. The Company has guaranteed the residual value of the properties under the leases up to 73 percent of the fair market value at the commencement of the lease. At June 30, 2009, the Company’s residual value guarantees related to the leased assets totaled $53 million, for which the Company has recorded the estimated fair value of these guarantees of approximately $0.1 million in the condensed consolidated statements of financial position. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010. The operating lease and capital lease classifications of these leases did not change as a result of the modifications.

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

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of June 30, 2009, the fair value of the Company’s fuel swap contracts was a liability of $4.8 million and the Company posted approximately $10.0 million in letters of credit as collateral for these contracts, $5.0 million of which were posted under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement. We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following twelve months, including payment of interest and principal on our debt. As of June 30, 2009, the Company had $330.0 million of remaining capacity available under the Revolving Credit Facility and $40.0 million of remaining capacity under the accounts receivable securitization arrangement.

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

The Company was advised by Holdings that, during the first quarter of 2009, Holdings completed open market purchases of $11.0 million in face value of our Permanent Notes for a cost of $4.5 million. As of June 30, 2009, Holdings has completed open market purchases totaling $65.0 million in face value of our Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. During the six months ended June 30, 2009, the Company recorded interest expense of $3.4 million and made cash payments to Holdings of $3.0 million. Interest accrued by the Company and payable to Holdings as of June 30, 2009 amounted to $3.2 million.

During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a gain on extinguishment of debt of $46.1 million in its condensed consolidated statement of operations for the six months ended June 30, 2009 related to these retirements. Included in the gain on extinguishment of debt are write-offs of unamortized debt issuance costs related to the extinguished debt of $1.9 million.

In light of the uncertainty in the credit and financial markets, in September 2008, the Company borrowed $165.0 million under its existing $500.0 million Revolving Credit Facility to increase its cash position to preserve financial flexibility. The Company invested $125.0 million of the borrowings in money market funds which were invested in short term U.S. Government securities and placed the remaining borrowings in a money market account used to fund working capital needs. On July 22, 2009, the Company liquidated its investments in these money market funds and used the proceeds to make a repayment of $125.0 million under the Revolving Credit Facility.

The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix sell certain eligible trade accounts receivable to Funding, the Company’s wholly-owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company may be reduced or eliminated. As part of the annual renewal of the facility, which occurred on July 21, 2009, this Purchaser agreed to continue its participation in the arrangement at least through July 2010.

During the six months ended June 30, 2009 and 2008, there were no transfers of interests in the pool of accounts receivables to Purchasers under this arrangement. As of June 30, 2009, the Company had $10.0 million outstanding under the arrangement and had $40.0 million of remaining capacity available under the accounts receivable securitization arrangement. As of June 30, 2008, there were no amounts outstanding under the arrangement.

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of 10% of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $286.3 million as of June 30, 2009, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $224.3 million is held by our home warranty and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect throughout 2009 and similar limitations will be re-computed as of December 31, 2009 and will be in effect in 2010. The remainder of the $286.3 million, or $62.0 million, is related to amounts that the Company’s management does not consider readily available to be used to service the Company’s indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 included disclosure of the Company’s contractual obligations and commitments as of December 31, 2008. The Company continues to make the contractually required payments and, therefore, the 2009 obligations and commitments as listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 have been reduced by the required payments. There were no material changes outside of ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the six months ended June 30, 2009.

Financial Position—Continuing Operations

Receivables increased from year-end levels, reflecting increased seasonal activity.

Inventories increased from year-end levels, reflecting increased seasonal activity.

Prepaid expenses and other assets increased from year-end levels primarily reflecting preseason advertising costs at TruGreen LawnCare and other advertising costs of the Company which are incurred early in the year and deferred on an interim basis and recognized approximately in proportion to revenue over the balance of the fiscal year.

Deferred customer acquisition costs increased from year-end levels, reflecting the seasonality in the lawn care operations. In the winter and spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. Certain incremental selling expenses which relate to successful sales are deferred and recognized over the production season and are not deferred beyond the fiscal year-end. The Company capitalizes sales commissions and other direct contract acquisition costs relating to lawn care, termite baiting and pest contracts, as well as home service contracts. These costs vary with and are directly related to a new sale and are amortized over the life of the related contract.

Property and equipment increased from year-end levels, reflecting vehicle purchases, other recurring capital purchases and information technology projects.

Accounts payable increased from year-end levels, reflecting increased seasonal activity.

Deferred revenue increased from year-end levels, reflecting the significant amount of customer prepayments recorded in the first quarter (pre-season) at TruGreen LawnCare, growth in prepaid contracts written at American Home Shield and growth in Termite Inspection and Protection Plan customers at Terminix.

Accrued self-insurance claims and related expenses increased from year-end levels, reflecting an increase in accruals for warranty claims in the American Home Shield business partially offset by a reduction in required reserve levels under certain of our self-insurance programs.

Accrued payroll and related expenses decreased from year-end levels, reflecting the first quarter 2009 payment of incentive compensation related to 2008 performance.

Other accrued liabilities decreased from year-end levels due primarily to reductions in accrued interest due to changes in the timing of interest payments on our permanent financing.

Total shareholder’s equity was $1,178.0 million at June 30, 2009 as compared to $1,132.4 million at December 31, 2008.

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects; growth strategies; future impairments; capital expenditures; customer retention; communications improvements; the continuation of tuck-in acquisitions; the impact of interest rate hedges and fuel swaps; the amounts we will pay in connection with restructurings and reorganizations, including Fast Forward; the cost savings from such restructurings and reorganizations and expected charges related to such restructurings and reorganizations; and the impact of prevailing economic conditions.

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

•                  the risk that the benefits from Fast Forward may not be fully realized or may take longer to realize than expected;

•                  a continued downturn in general economic, financial and credit conditions in the United States and elsewhere (including further deterioration or disruption in the credit and financial markets), especially as such a downturn may affect home sales, consumer or business liquidity, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, mortgage foreclosures, subprime credit dislocations;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading or speculative purposes. The market risk associated with debt obligations and other significant instruments as of June 30, 2009 has not materially changed from December 31, 2008 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 28 million gallons of fuel on an annual basis. A 10% change in fuel prices would result in a change of approximately $7.3 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2009, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $96.8 million, maturing through 2010. The estimated fair value of these contracts at June 30, 2009 was a liability of $4.8 million. These fuel swap contracts provide a fixed price for approximately 90% and 75% of the Company’s estimated fuel usage for the remainder of 2009 and 2010, respectively.

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

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Form of Consulting Agreements to be entered into among the Company, Holdings and Citigroup Alternative Investments LLC, BAS Capital Funding Corporation and JPMorgan Chase

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Steven J. Martin
Steven J. Martin
Senior Vice President and Chief Financial Officer