Form 10-Q
period 2009-09-30
SERVICEMASTER CO
filed 2009-11-16
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At November 12, 2009, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three months ended September 30,
	2009	2008
Operating Revenue	$920,514	$948,073

Operating Costs and Expenses:
Cost of services rendered and products sold	527,445	559,555
Selling and administrative expenses	249,302	235,172
Amortization expense	40,429	40,450
Merger related charges	786	412
Restructuring charges	7,712	1,813
Total operating costs and expenses	825,674	837,402

Operating Income	94,840	110,671

Non-operating Expense (Income):
Interest expense	74,216	83,886
Interest and net investment income	(4,558)	(244)
Other expense	176	141

Income from Continuing Operations before Income Taxes	25,006	26,888
Provision for income taxes	4,102	8,683

Income from Continuing Operations	20,904	18,205

Loss from discontinued operations, net of income taxes	(396)	(1,186)
Net Income	$20,508	$17,019

See accompanying Notes to the Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Nine months ended September 30,
	2009	2008
Operating Revenue	$2,523,733	$2,577,609

Operating Costs and Expenses:
Cost of services rendered and products sold	1,475,218	1,566,657
Selling and administrative expenses	662,994	653,402
Amortization expense	121,139	133,092
Merger related charges	2,234	767
Restructuring charges	20,625	9,143
Total operating costs and expenses	2,282,210	2,363,061

Operating Income	241,523	214,548

Non-operating Expense (Income):
Interest expense	225,538	256,897
Interest and net investment (income) loss	(3,192)	1,637
Gain on extinguishment of debt	(46,106)	—
Other expense	555	418

Income (Loss) from Continuing Operations before Income Taxes	64,728	(44,404)
Provision (Benefit) for income taxes	20,720	(8,341)

Income (Loss) from Continuing Operations	44,008	(36,063)

Loss from discontinued operations, net of income taxes	(666)	(4,670)
Net Income (Loss)	$43,342	$(40,733)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position

(In thousands, except share data)

	As of September 30, 2009	As of December 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$207,873	$405,587
Marketable securities	18,544	22,928
Receivables, less allowance of $22,620 and $21,138, respectively	394,349	335,927
Inventories	77,936	80,018
Prepaid expenses and other assets	46,066	37,648
Deferred customer acquisition costs	40,666	36,514
Deferred taxes	34,890	42,945
Assets of discontinued operations	56	412
Total Current Assets	820,380	961,979
Property and Equipment:
At cost	334,977	287,818
Less: accumulated depreciation	(118,833)	(72,189)
Net property and equipment	216,144	215,629

Other Assets:
Goodwill	3,110,492	3,093,909
Intangible assets, primarily trade names, service marks and trademarks, net	2,852,525	2,967,984
Notes receivable	24,083	25,628
Long-term marketable securities	111,204	110,134
Other assets	33,581	35,350
Debt issuance costs	70,446	83,014
Total Assets	$7,238,855	$7,493,627

Liabilities and Shareholder’s Equity

Current Liabilities:
Accounts payable	$82,805	$89,242
Accrued liabilities:
Payroll and related expenses	79,990	83,036
Self-insured claims and related expenses	81,877	91,923
Other	128,298	202,174
Deferred revenue	442,518	443,426
Liabilities of discontinued operations	2,449	4,870
Current portion of long-term debt	104,851	221,269
Total Current Liabilities	922,788	1,135,940

Long-Term Debt	3,917,874	4,044,823

Other Long-Term Liabilities:
Deferred taxes	987,981	981,746
Liabilities of discontinued operations	4,027	4,077
Other long-term obligations, primarily self-insured claims	201,639	194,682
Total Other Long-Term Liabilities	1,193,647	1,180,505

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,444,424	1,438,432
Retained deficit	(206,577)	(249,919)
Accumulated other comprehensive loss	(33,301)	(56,154)
Total Shareholder’s Equity	1,204,546	1,132,359
Total Liabilities and Shareholder’s Equity	$7,238,855	$7,493,627

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2009	2008
Cash and Cash Equivalents at Beginning of Period	$405,587	$207,219

Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	43,342	(40,733)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss from discontinued operations	666	4,670
Depreciation expense	48,781	39,215
Amortization expense	121,139	133,092
Amortization of debt issuance costs	10,989	23,366
Gain on extinguishment of debt	(46,106)	—
Deferred income tax provision (benefit)	6,887	(18,806)
Option and restricted stock expense	5,992	5,137
Restructuring charges	20,625	9,143
Cash payments related to restructuring charges	(19,805)	(18,370)
Merger related charges	2,234	767
Change in working capital, net of acquisitions:
Current income taxes	12,933	66
Receivables	(56,039)	(63,395)
Inventories and other current assets	(16,533)	(45,415)
Accounts payable	(9,214)	412
Deferred revenue	(2,919)	34,773
Accrued liabilities	(63,185)	(13,905)
Other, net	9,417	1,692
Net Cash Provided from Operating Activities from Continuing Operations	69,204	51,709

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(50,470)	(75,194)
Sale of equipment and other assets	2,756	5,090
Acquisition of The ServiceMaster Company	(1,482)	(26,082)
Other business acquisitions, net of cash acquired	(20,730)	(27,504)
Notes receivable, financial investments and securities, net	8,032	97,417
Net Cash Used for Investing Activities from Continuing Operations	(61,894)	(26,273)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	357,000
Payments of debt	(201,371)	(227,312)
Debt issue costs paid	(410)	(26,587)
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(201,781)	103,101

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(2,329)	3,995
Cash (used for) provided from investing activities	(914)	19,315
Cash used for financing activities	—	(167)
Net Cash (Used for) Provided from Discontinued Operations	(3,243)	23,143

Cash (Decrease) Increase During the Period	(197,714)	151,680

Cash and Cash Equivalents at End of Period	$207,873	$358,899

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

Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, Inc. (“CD&R”), Citigroup Alternative Investments LLC (formerly known as Citigroup Private Equity L.P., “Citigroup”) BAS Capital Funding Corporation (“BAS”) and JP Morgan Chase (formerly known as J.P. Morgan Ventures Corporation, “JP Morgan”) (collectively, the “Equity Sponsors”).

Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150.0 million senior unsecured interim loan facility (“Interim Loan Facility”), (ii) borrowings under a new $2,650.0 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, a new $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 10.75%/11.50% senior toggle notes maturing in 2015 (“Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which ServiceMaster filed with the Securities and Exchange Commission (“SEC”) a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes and terminated the effectiveness of the registration statement on November 12, 2009 in accordance with the terms of the Registration Rights Agreement.

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

The Company has evaluated subsequent events through the date the accompanying financial statements were issued, which was November 16, 2009.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The following selected accounting policies should be read in conjunction with that Annual Report on Form 10-K.

Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, as well as home warranty services, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for home service contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). Home service contract revenue is recognized based on the expected emergence of total claim costs. The Company regularly reviews its estimates of direct costs for its termite bait and home service contracts and adjusts the estimates when appropriate. Revenue from trade name licensing arrangements is recognized when earned.

The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectibility is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectibility is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were approximately $20.3 million and $15.6 million for the three months ended September 30, 2009 and 2008, respectively, and consolidated operating income from continuing operations was approximately $94.8 million and $110.7 million for the three months ended September 30, 2009 and 2008, respectively. Total profits from the franchised operations (excluding trade name licensing) were approximately $49.9 million and $47.3 million for the nine months ended September 30, 2009 and 2008, respectively, and consolidated operating income from continuing operations was approximately $241.5 million and $214.5 million for the nine months ended September 30, 2009 and 2008, respectively. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $442.5 million and $443.4 million of deferred revenue at September 30, 2009 and December 31, 2008, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

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

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2009 and December 31, 2008.

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

As part of the second phase of Fast Forward, on December 11, 2008, the Company entered into an agreement with International Business Machines Corporation (“IBM”) pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008 and the services were phased in during the first half of 2009. In connection with the agreement, the Company eliminated approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company incurred charges related to, among other things, employee retention and severance costs, transition fees paid to IBM and other consulting fees. Almost all charges related to the agreement were cash charges and were expensed throughout the transition period. Such charges amounted to approximately $3.5 million, pre-tax, during 2008 and approximately $9.5 million, pre-tax, during the first nine months of 2009. These charges were recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

In connection with Fast Forward, the Company incurred costs of approximately $1.5 million ($1.1 million after-tax) and $11.3 million ($7.1 million after-tax) for the three and nine months ended September 30, 2009, respectively, which included the costs described above. For the three months ended September 30, 2009, such costs included consulting fees of approximately $1.1 million and severance, lease termination and other costs of approximately $0.4 million. For the nine months ended September 30, 2009, these charges included transition fees paid to IBM of approximately $7.2 million, consulting fees of approximately $2.4 million and severance, lease termination and other costs of approximately $1.7 million. In the three and nine months ended September 30, 2008, the Company incurred costs of approximately $2.0 million ($1.3 million after-tax) and $8.7 million ($5.4 million after-tax), respectively, in connection with Fast Forward. The results for the three months ended September 30, 2008 included consulting fees of approximately $0.6 million and severance, lease termination and other costs of approximately $1.4 million. For the nine months ended September 30, 2008, these charges included consulting fees of approximately $4.4 million and severance, lease termination and other costs of approximately $4.3 million.

For both the three and nine months ended September 30, 2009, TruGreen LawnCare recorded restructuring costs of approximately $6.0 million ($3.7 million after-tax) relating to a reorganization of field leadership, which included a centralization of core field functions, and a restructuring of branch operations, which will allow branch managers to focus on sales and service by centralizing certain administrative functions. For both the three and nine months ended September 30, 2009, these costs included approximately $4.1 million of consulting fees, approximately $0.7 million of severance and approximately $1.2 million of lease termination and other costs. In connection with the restructuring of branch operations, we would expect to incur cash charges through the fourth quarter of 2010 related to, among other things, employee retention and severance costs and consulting fees, and such charges could be material. The Company is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays.

For the three and nine months ended September 30, 2009, Terminix recorded restructuring costs of approximately $0.2 million ($0.2 million after-tax) and $3.3 million ($2.1 million after-tax), respectively, relating to a branch optimization project. These costs included approximately $0.2 million of lease termination costs for the three months ended September 30, 2009, and approximately $3.0 million of lease termination costs and approximately $0.3 million of severance costs for the nine months ended September 30, 2009.

The results for the three and nine months ended September 30, 2008 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures and were expensed throughout the transition period. During the three and nine months ended September 30, 2008, the Company reversed net expenses of $0.2 million ($0.1 million after-tax) and recorded additional expenses of approximately $0.4 million ($0.3 million after-tax), respectively, relating to this relocation.

The pretax charges discussed above are reported in the “Restructuring charges” line in the condensed consolidated statements of operations.

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At September 30, 2009, the Company’s residual value guarantees related to the leased assets totaled $85.9 million for which the Company has recorded the estimated fair value of these guarantees of approximately $1.7 million in the condensed consolidated statement of financial position.

The Company maintains lease facilities with banks totaling $65.2 million, which provide for the financing of branch properties to be leased by the Company. At September 30, 2009, approximately $65.2 million was funded under these facilities. Approximately $12.5 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of September 30, 2009. The balance of the funded amount is treated as operating leases. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. This $22.0 million investment is included in other assets in the condensed consolidated statements of financial position, and will be returned to the Company at the end of the lease term. The operating lease and capital lease classifications of these leases did not change as a result of the modifications. At the end of the lease term, the Company may exercise any of the following three options related to the leased properties: (1) negotiate an extension to the current leasing arrangement; (2) return the properties to the lessor; or (3) purchase the properties for $65.2 million, the total amount funded under the lease facilities. If the properties are returned to the lessor, the lessor will sell the properties and the Company will be obligated to pay the lessor for any shortfall between the sales proceeds and the amount funded under the lease facilities up to 73 percent of fair market value at the commencement of the lease pursuant to a residual value guarantee.

In the third quarter of 2009, the Company determined that it was probable that the fair value of the properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s current estimate of this shortfall is approximately $11.8 million, which will be recorded over the remainder of the lease term. The Company recorded a charge of $2.7 million in the third quarter of 2009 related to this shortfall.  There was no similar charge in any prior period.

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance policies from third-party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is required to pay all claims that fall below the retention limits. As of September 30, 2009 and December 31, 2008, the Company had accrued self-insured claims of $138.7 million and $146.2 million, respectively. During the nine months ended September 30, 2009 and 2008, the Company recorded provisions for uninsured claims totaling $27.2 million and $27.8 million, respectively, and the Company paid claims totaling $34.7 million and $36.5 million, respectively. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-

insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

Accruals for home service contract claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

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

Note 5. Goodwill and Intangible Assets

In accordance with accounting standards for goodwill and other intangibles, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total
Balance at Dec. 31, 2008	$1,161,507	$45,782	$1,352,799	$348,309	$185,512	$3,093,909
Acquisitions	14,417	—	3,411	—	932	18,760
Other(1)	(551)	(1,419)	(596)	(225)	614	(2,177)
Balance at September 30, 2009	$1,175,373	$44,363	$1,355,614	$348,084	$187,058	$3,110,492

(1)                                 Primarily reflects the amortization of tax deductible goodwill

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30, 2009			As of December 31, 2008
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,408,100	$—	$2,408,100	$2,408,100	$—	$2,408,100
Customer relationships	666,048	(316,465)	349,583	660,677	(209,485)	451,192
Franchise agreements	88,000	(23,881)	64,119	88,000	(16,270)	71,730
Other	49,630	(18,907)	30,723	49,395	(12,433)	36,962
Total	$3,211,778	$(359,253)	$2,852,525	$3,206,172	$(238,188)	$2,967,984

(1)                                 Not subject to amortization.

Note 6. Stock-Based Compensation

During the three and nine months ended September 30, 2009, the Company recognized stock-based compensation cost of approximately $2.1 million ($1.7 million after-tax) and $6.0 million ($4.1 million after-tax), respectively. During the three and nine months ended September 30, 2008, the Company recognized stock-based compensation cost of approximately $1.7 million ($1.2 million after-tax) and $5.1 million ($4.2 million after-tax), respectively. As of September 30, 2009, there was approximately $20.1 million of total unrecognized compensation cost related to non-vested stock options granted by Holdings under the ServiceMaster Global Holdings, Inc. Stock Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.5 years.

Note 7. Supplemental Cash Flow Information

In the condensed consolidated statements of cash flows, the caption “Cash and cash equivalents” includes investments in short-term, highly-liquid securities having a maturity of three months or less when purchased. Supplemental information relating to the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 is presented in the following table:

	Nine months ended September 30,
(In thousands)	2009	2008
Cash paid for or (received from):
Interest expense	$266,943	$236,812
Interest and dividend income	(5,193)	(10,172)
Income taxes, net of refunds	1,457	8,844

Note 8. Comprehensive Income

Total comprehensive income was $24.5 million and $66.2 million for the three and nine months ended September 30, 2009, respectively. Total comprehensive income (loss) was $2.4 million and ($49.2) million for the three and nine months ended September 30, 2008, respectively. Total comprehensive income (loss) primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation.

Note 9. Receivable Sales

The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly-owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests.

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

During the three and nine months ended September 30, 2009, there were no transfers of interests in the pool of accounts receivables to Purchasers under this arrangement. During the third quarter of 2008 an interest in the pool of accounts receivable was transferred to a third party in exchange for $10.0 million. As of September 30, 2009 and December 31, 2008, the Company had $10.0 million outstanding under the arrangement and had $34.2 million and $25.7 million, respectively, of remaining capacity available under the accounts receivable securitization arrangement.

The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in these condensed consolidated financial statements. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest measured based on the third party purchaser’s pooled commercial paper rate, as defined (0.24% at September 30, 2009). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012, the final termination date of the arrangement.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in the condensed consolidated statements of financial position caption “Cash and cash equivalents.” As of September 30, 2009 and December 31, 2008, the Company’s investments consist primarily of domestic publicly traded debt of $92.0 million and $90.1 million, respectively, and common equity securities of $37.7 million and $43.0 million, respectively.

The aggregate market value of the Company’s short-term and long-term investments in debt and equity securities was $129.7 million and $133.1 million, and the aggregate cost basis was $123.6 million and $134.9 million at September 30, 2009 and December 31, 2008, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The Company recorded an impairment charge of approximately $5.9 million ($4.0 million after-tax) during the nine months ended September 30, 2009, due to other than temporary declines in the value of certain investments. The Company did not record an impairment charge during the three months ended September 30, 2009. The Company recorded an impairment charge of approximately $0.9 million ($0.6 million after-tax) and $9.0 million ($7.3 million after-tax) during the three and nine months ended September 30, 2008, respectively, due to other than temporary declines in the value of certain investments. The unrealized gains in the investment portfolio were approximately $8.0 million and $4.2 million as of September 30, 2009 and December 31, 2008, respectively. Unrealized losses were approximately $1.9 million and $6.0 million as of September 30, 2009 and December 31, 2008, respectively. The portion of unrealized losses which have been in a loss position for more than one year at September 30, 2009 and December 31, 2008 was approximately $0.6 million and $0.4 million, respectively. The aggregate fair value of the investments with unrealized losses totaled $16.4 million and $26.8 million at September 30, 2009 and December 31, 2008, respectively.

Note 11. Long-Term Debt

Long-term debt at September 30, 2009 and December 31, 2008 is summarized in the following table:

(In thousands)	As of September 30, 2009	As of December 31, 2008
Senior secured term loan facility maturing in 2014	$2,590,375	$2,610,250
10.75% /11.50% senior toggle notes maturing in 2015(1)	1,061,000	1,150,000
Revolving credit facility maturing in 2013	40,000	165,000
7.10% notes maturing in 2018(2)	63,142	61,698
7.45% notes maturing in 2027(2)	147,218	145,215
7.25% notes maturing in 2038(2)	59,622	59,016
Other	61,368	74,913
Less current portion	(104,851)	(221,269)
Total long-term debt	$3,917,874	$4,044,823

(1)

During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a gain on extinguishment of debt of $46.1 million in its condensed consolidated statement of operations for the nine months ended September 30, 2009 related to these retirements. Included in the gain on extinguishment of debt are write-offs of unamortized debt issuance costs related to the extinguished debt of $1.9 million.

(2)

The increase in the balance from December 31, 2008 to September 30, 2009 reflects the amortization of fair value adjustments related to purchase accounting, which effectively increases the stated coupon interest rates.

Note 12. Discontinued Operations

Reported “loss from discontinued operations, net of income taxes” for all periods presented includes the operating results of the sold and discontinued businesses noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The operating results and financial position of discontinued operations are as follows:

	Three months ended September 30,
(In thousands)	2009	2008
Operating Results:
Operating revenue	$6	$11,269
Operating loss	(609)	(835)
Interest expense	—	(3)
Loss from discontinued operations, before income taxes	(609)	(838)
Benefit from income taxes	(213)	(239)
Loss on sale, net of tax	—	(587)
Loss from discontinued operations, net of income taxes	$(396)	$(1,186)

	Nine months ended September 30,
(In thousands)	2009	2008
Operating Results:
Operating revenue	$62	$50,909
Operating loss	(1,050)	(206)
Interest expense	—	(73)
Impairment charge	—	(6,317)
Loss from discontinued operations, before income taxes	(1,050)	(6,596)
Benefit for income taxes	(384)	(2,513)
Loss on sale, net of tax	—	(587)
Loss from discontinued operations, net of income taxes	$(666)	$(4,670)

(In thousands)	As of September 30, 2009	As of December 31, 2008
Financial Position:
Current assets	$56	$412
Total assets	$56	$412
Current liabilities	$2,449	$4,870
Long-term liabilities	4,027	4,077
Total liabilities	$6,476	$8,947

The table below summarizes the activity for the nine months ended September 30, 2009 for the remaining liabilities from operations that were disposed of in years prior to 2009. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2008	Cash Payments or Other	(Income)/ Expense	As of September 30, 2009
Remaining liabilities of discontinued operations:
ARS/AMS	$2,331	$(181)	$190	$2,340
LandCare Construction	869	(138)	(57)	674
LandCare utility line clearing business	1,099	(152)	—	947
Certified Systems, Inc. and other	3,558	(1,338)	—	2,220
InStar	1,090	(795)	—	295
Total liabilities of discontinued operations	$8,947	$(2,604)	$133	$6,476

Note 13. Income Taxes

At December 31, 2008, the Company had $14.2 million of tax benefits primarily reflected in state tax returns that had not been recognized for financial reporting purposes (“unrecognized tax benefits”). During the three and nine months ended September 30, 2009, unrecognized tax benefits increased by $2.9 million and $0.1 million, respectively. In addition, accrued estimated tax interest and penalties increased by $0.9 million and $0.7 million for the three and nine months ended September 30, 2009, respectively. The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $3.9 million during the next 12 months.

During the third quarter of 2009, the Company refined the calculation for state deferred income taxes related to its operations in various state taxing jurisdictions. As a result of this review, the Company recorded an income tax benefit of approximately $12.1 million in the third quarter of 2009, reflecting the revised estimated income tax rate used for the computation of state deferred income taxes.

In the first quarter of 2009, the IRS completed the audit of the Company’s tax return for the year ended December 31, 2007 with no adjustments or additional payments.

Note 14. Business Segment Reporting

The business of the Company is conducted through five reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield and Other Operations and Headquarters.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscaping services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home service contracts to consumers that cover HVAC, plumbing and other home systems and appliances. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids, which provide primarily residential disaster restoration, commercial cleaning, carpet and upholstery cleaning, home inspection services, furniture repair and house cleaning services. The Other Operations and Headquarters segment also includes the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

Segment information for continuing operations is presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Operating Revenue:
TruGreen LawnCare	$351,830	$364,442	$834,899	$876,180
TruGreen LandCare	63,244	78,365	199,562	240,894
Terminix	272,598	273,172	843,134	846,594
American Home Shield	179,617	177,328	490,308	450,316
Other Operations and Headquarters	53,225	54,766	155,830	163,625
Total Operating Revenue	$920,514	$948,073	$2,523,733	$2,577,609
Operating Income (Loss):(1),(2),(3)
TruGreen LawnCare	$50,393	$64,060	$70,519	$85,914
TruGreen LandCare	(2,014)	(323)	2,203	(925)
Terminix	34,868	30,696	143,531	133,591
American Home Shield	22,998	22,897	55,059	14,606
Other Operations and Headquarters(2)	(11,405)	(6,659)	(29,789)	(18,638)
Total Operating Income	$94,840	$110,671	$241,523	$214,548

(1)   Presented below is a reconciliation of segment operating income to income (loss) from continuing operations before income taxes.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Total Segment Operating Income	$94,840	$110,671	$241,523	$214,548
Non-operating expense (income):
Interest expense	74,216	83,886	225,538	256,897
Interest and net investment (income) loss	(4,558)	(244)	(3,192)	1,637
Gain on extinguishment of debt	—	—	(46,106)	—
Other expense	176	141	555	418
Income (Loss) from Continuing Operations before Income Taxes	$25,006	$26,888	$64,728	$(44,404)

(2)          The results include restructuring charges related to (i) Fast Forward, (ii) a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (iii) a branch optimization project at Terminix and (iv) the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $7.7 million and $20.6 million in the three and nine months ended September 30, 2009, respectively, and $1.8 million and $9.1 million for the three and nine months ended September 30, 2008, respectively. Presented below is a summary of restructuring charges by reportable segment.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Restructuring charges
TruGreen LawnCare	$5,951	$—	$5,951	$315
TruGreen LandCare	184	180	133	382
Terminix	214	—	3,364	57
American Home Shield	30	45	105	493
Other Operations and Headquarters	1,333	1,588	11,072	7,896
Total Restructuring charges	$7,712	$1,813	$20,625	$9,143

(3)          The results include Merger charges related to the purchase of ServiceMaster by a group of investors led by CD&R. The Merger related charges totaled $0.8 million and $2.2 million for the three and nine months ended September 30, 2009, respectively, and $0.4 million and $0.8 million for the three and nine months ended September 30, 2008, respectively. All Merger related charges are included in the Other Operations and Headquarters segment.

Note 15. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provided the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2.0 million, which was payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align our fee structure with current market rates. The full year management fee will apply in 2009. The Company recorded a management fee of $3.7 million and $4.7 million for the three and nine months ended September 30, 2009, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2008, respectively. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions.

In August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan, each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, respectively, to Citigroup, BAS and JPMorgan. The full year management fees will apply in 2009. The Company recorded consulting fees related to these agreements of $0.9 million and $0.9 million for the three and nine months ended September 30, 2009, respectively.

The Company was advised by Holdings that, during the first quarter of 2009, Holdings completed open market purchases of $11.0 million in face value of our Permanent Notes for a cost of $4.5 million. Holdings did not complete any additional open market purchases of our Permanent Notes in the second or third quarters of 2009. As of September 30, 2009, Holdings has completed open market purchases totaling $65.0 million in face value of our Permanent Notes for a cost of $21.4 million. As of September 30, 2008, Holdings had not completed any open market purchases of our Permanent Notes. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $1.7 million and $5.2 million during the three and nine months ended September 30, 2009, respectively. The Company made cash payments for interest to Holdings of $3.5 million and $6.5 million during the three and nine months ended September 30, 2009, respectively. Interest accrued by the Company and payable to Holdings as of September 30, 2009 and December 31, 2008 amounted to $1.5 million and $0.4 million, respectively.

Note 16. Newly Issued Accounting Statements and Positions

Accounting Standards CodificationTM (“ASC”)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS 168”), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (codified in ASC Topic 105, “Generally Accepted Accounting Principles”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Other Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement” (codified in ASC Topic 820, “Fair Value Measurements”). This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB approved FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2) (codified in ASC Topic 820, “Fair Value Measurements”), that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are re-measured at least annually. SFAS No. 157 therefore is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are re-measured at least annually for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for fiscal years beginning after November 15, 2008. In October 2008, the FASB approved FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) (codified in ASC Topic 820, “Fair Value Measurements”), which clarified the application of SFAS No. 157 in cases where the market for the asset is not active. FSP 157-3 was effective upon issuance. The Company considered the guidance provided by FSP 157-3 in the preparation of the accompanying condensed consolidated financial statements. The Company has assessed the impact of this Statement to the Company’s condensed consolidated financial position, results of operations and cash flows. The Company adopted this Statement for financial assets and liabilities in 2008 and for non-financial assets and liabilities in the first quarter of 2009. The adoption of this Statement for non-financial assets and liabilities recognized at fair value on a nonrecurring basis did not have a material effect on these condensed consolidated financial statements. In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(“FSP 157-4”) (codified in ASC Topic 820, “Fair Value Measurements”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (codified in ASC Topic 805, “Business Combinations”). This Statement significantly changes the accounting for business combinations and is effective for business combinations finalized in fiscal years beginning after December 15, 2008. This standard changes the method for applying the accounting for business combinations in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. In addition, this standard requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations, rather than adjusting the allocated purchase price. This standard was effective on January 1, 2009 and is being applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. While this standard applies only to business combinations with an acquisition date after its effective date, the amendments to SFAS No. 109, “Accounting for Income Taxes,” (codified in ASC Topic 740, “Income Taxes”) with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties, will be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (codified in ASC Topic 805, “Business Combinations)”, which amends and clarifies business combination accounting guidance to address application on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of the above accounting standards for business combinations will not impact the Company’s condensed consolidated financial statements for prior periods. The Company adopted the above standards during the first quarter of 2009. The adoption of these standards did not have a material affect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (codified in ASC Topic 810, “Consolidation”). This standard establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company adopted the provisions of this standard in the first quarter of 2009. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (codified in ASC Topic 815, “Derivatives and Hedging”). This standard requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under accounting standards for derivative instruments and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard in the first quarter of 2009 (See Note 17).

In April 2008, the FASB approved FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (codified in ASC Topic 350, “General Intangibles Other than Goodwill”). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the intangible asset accounting standards. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted this standard in the first quarter of 2009. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (codified in ASC Topic 320, “Investments — Debt and Equity Securities”), which changes existing guidance for determining whether an impairment of debt securities is other than temporary. This standard requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it is more likely than not that it will not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting this standard, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard during the second quarter of 2009. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements (See Note 17).

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (codified in ASC Topic 825, “Financial Instruments”). This standard amends accounting guidance related to fair value disclosers of financial instruments to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends interim financial reporting accounting guidance to require those disclosures in all interim financial statements. The Company adopted this standard in the second quarter of 2009 (See Note 17).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (codified in ASC Topic 855, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this standard during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements.

Note 17. Fair Value of Financial Instruments

The period end carrying amounts of receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss), or, for certain unrealized losses, reported in interest and net investment income in the statements of operations if the decline in value is other than temporary. The carrying amount of total debt was $4,022.7 million and $4,266.1 million and the estimated fair value was approximately $3,717.8 million and $2,165.7 million at September 30, 2009 and December 31, 2008. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2009 and December 31, 2008.

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

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value for the periods presented are as follows:

		As of September 30, 2009				As of December 31, 2008
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$9,608	$9,608	$—	$—	$9,901	$9,901
Investments in marketable securities	Marketable securities and Long-term marketable securities	120,140	46,250	73,890	—	123,161	123,161
Fuel swap contracts:
Current	Prepaid expenses and other assets	4,626	—	—	4,626	—	—
Noncurrent	Other assets	1,207	—	—	1,207	—	—
Total financial assets		$135,581	$55,858	$73,890	$5,833	$133,062	$133,062

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$5,884	$—	$—	$5,884	$23,607	$23,607
Noncurrent	Other Long-term obligations	289	—	—	289	1,317	1,317
Interest rate swap contracts	Other Long-term obligations	62,604	—	62,604	—	59,852	59,852
Total financial liabilities		$68,777	$—	$62,604	$6,173	$84,776	$84,776

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 and September 30, 2008, respectively, is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2008	$(24,924)
Total gains (losses) (realized and unrealized)
Included in earnings(1)	(20,881)
Included in other comprehensive income	24,584
Settlements, net	20,881
Balance at September 30, 2009	$(340)

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2007	$—
Total gains (losses) (realized and unrealized)
Included in earnings(1)	7,795
Included in other comprehensive income	(4,432)
Settlements, net	(7,795)
Balance at September 30, 2008	$(4,432)

(1)                                Gains included in earnings are reported in cost of services rendered and products sold.

The Company uses derivative financial instruments to manage risks associated with changes in fuel prices and interest rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. In designating its derivative financial instruments as hedging instruments under accounting standards for derivative instruments, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected changes in cash flows of the associated forecasted transactions. All of the Company’s designated hedging instruments are classified as cash flow hedges.

The Company has historically hedged a significant portion of its annual fuel consumption of approximately 28 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. In accordance with accounting standards, all of the Company’s fuel hedges and interest rate swap agreements are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in other comprehensive income. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the condensed consolidated statements of cash flows.

The effect of derivative instruments on the condensed consolidated statement of operations and other comprehensive income for the nine months ended September 30, 2009 and September 30, 2008, respectively, is presented as follows:

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Location of Gain (Loss)
Relationships	Nine months ended September 30, 2009		included in Income

Fuel swap contracts	$24,584	$(20,881)	Cost of services rendered and products sold
Interest rate swap contracts	$(2,752)	$(36,841)	Interest Expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Effective Portion of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss)
Relationships	Nine months ended September 30, 2008		included in Income

Fuel swap contracts	$(4,432)	$7,795	Cost of services rendered and products sold
Interest rate swap contracts	$3,600	$(10,026)	Interest Expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during three and nine months ended September 30, 2009. As of September 30, 2009, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $72.9 million, maturing through 2010. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of September 30, 2009, the Company posted approximately $3.5 million in letters of credit as collateral for these contracts, none of which were posted under the Company’s Revolving Credit Facility. As of September 30, 2009, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.430 billion, maturing through 2012.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next twelve months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $27.3 million, after-tax, at September 30, 2009. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$719,387	$219,992	$(18,865)	$920,514

Operating Costs and Expenses:
Cost of services rendered and products sold	—	448,203	98,107	(18,865)	527,445
Selling and administrative expenses	5,171	159,575	84,556	—	249,302
Amortization expense	55	31,431	8,943	—	40,429
Merger related charges	786	—	—	—	786
Restructuring charges	—	6,349	1,363	—	7,712
Total operating costs and expenses	6,012	645,558	192,969	(18,865)	825,674

Operating (Loss) Income	(6,012)	73,829	27,023	—	94,840

Non-operating Expense (Income):
Interest expense (income)	72,226	5,597	(3,607)	—	74,216
Interest and net investment (income) loss	(40)	(2,290)	(2,228)	—	(4,558)
Other expense	—	—	176	—	176

(Loss) Income from Continuing Operations before Income Taxes	(78,198)	70,522	32,682	—	25,006
(Benefit) provision for income taxes	(53,727)	41,660	16,169	—	4,102

(Loss) Income from Continuing Operations	(24,471)	28,862	16,513	—	20,904
Loss from discontinued operations, net of income taxes	—	—	(396)	—	(396)

Equity in earnings of subsidiaries (net of tax)	44,979	10,736	—	(55,715)	—
Net Income	$20,508	$39,598	$16,117	$(55,715)	$20,508

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$747,321	$219,368	$(18,616)	$948,073

Operating Costs and Expenses:
Cost of services rendered and products sold	—	481,121	97,050	(18,616)	559,555
Selling and administrative expenses	670	150,925	83,577	—	235,172
Amortization expense	55	30,777	9,618	—	40,450
Merger related charges	412	—	—	—	412
Restructuring charges	—	905	908	—	1,813
Total operating costs and expenses	1,137	663,728	191,153	(18,616)	837,402

Operating (Loss) Income	(1,137)	83,593	28,215	—	110,671

Non-operating Expense (Income):
Interest expense (income)	86,258	820	(3,192)	—	83,886
Interest and net investment loss (income)	1,464	648	(2,356)	—	(244)
Other expense	—	—	141	—	141

(Loss) Income from Continuing Operations before Income Taxes	(88,859)	82,125	33,622	—	26,888
(Benefit) provision for income taxes	(17,678)	15,597	10,764	—	8,683

(Loss) Income from Continuing Operations	(71,181)	66,528	22,858	—	18,205
Loss from discontinued operations, net of income taxes	—	—	(1,186)	—	(1,186)

Equity in earnings of subsidiaries (net of tax)	88,200	17,895	—	(106,095)	—
Net Income	$17,019	$84,423	$21,672	$(106,095)	$17,019

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,984,354	$594,683	$(55,304)	$2,523,733

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,263,312	267,210	(55,304)	1,475,218
Selling and administrative expenses	7,178	419,898	235,918	—	662,994
Amortization expense	165	94,032	26,942	—	121,139
Merger related charges	2,234	—	—	—	2,234
Restructuring charges	—	9,449	11,176	—	20,625
Total operating costs and expenses	9,577	1,786,691	541,246	(55,304)	2,282,210

Operating (Loss) Income	(9,577)	197,663	53,437	—	241,523

Non-operating Expense (Income):
Interest expense (income)	233,326	2,116	(9,904)	—	225,538
Interest and net investment loss (income)	1,123	2,142	(6,457)	—	(3,192)
Gain on extinguishment of debt	(46,106)	—	—	—	(46,106)
Other expense	—	—	555	—	555

(Loss) Income from Continuing Operations before Income Taxes	(197,920)	193,405	69,243	—	64,728
(Benefit) provision for income taxes	(110,795)	66,307	65,208	—	20,720

(Loss) Income from Continuing Operations	(87,125)	127,098	4,035	—	44,008
Loss from discontinued operations, net of income taxes	—	—	(666)	—	(666)

Equity in earnings of subsidiaries (net of tax)	130,467	(5,148)	—	(125,319)	—
Net Income	$43,342	$121,950	$3,369	$(125,319)	$43,342

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,069,513	$562,074	$(53,978)	$2,577,609

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,357,873	262,762	(53,978)	1,566,657
Selling and administrative expenses	3,929	412,651	236,822	—	653,402
Amortization expense	166	100,433	32,493	—	133,092
Merger related charges	767	—	—	—	767
Restructuring charges	—	2,299	6,844	—	9,143
Total operating costs and expenses	4,862	1,873,256	538,921	(53,978)	2,363,061

Operating (Loss) Income	(4,862)	196,257	23,153	—	214,548

Non-operating Expense (Income):
Interest expense (income)	257,132	4,601	(4,836)	—	256,897
Interest and net investment loss (income)	4,913	1,944	(5,220)	—	1,637
Other expense	—	—	418	—	418

(Loss) Income from Continuing Operations before Income Taxes	(266,907)	189,712	32,791	—	(44,404)
(Benefit) provision for income taxes	(69,191)	38,101	22,749	—	(8,341)

(Loss) Income from Continuing Operations	(197,716)	151,611	10,042	—	(36,063)
Loss from discontinued operations, net of income taxes	—	—	(4,670)	—	(4,670)
Equity in earnings (losses) of subsidiaries (net of tax)	156,983	(720)	—	(156,263)	—
Net (Loss) Income	$(40,733)	$150,891	$5,372	$(156,263)	$(40,733)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of September 30, 2009

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$81,918	$15,651	$110,304	$—	$207,873
Marketable securities	—	—	18,544	—	18,544
Receivables	1,125	167,127	429,594	(203,497)	394,349
Inventories	—	74,894	3,042	—	77,936
Prepaid expenses and other assets	4,626	26,167	15,273	—	46,066
Deferred customer acquisition costs	—	19,378	21,288	—	40,666
Deferred taxes	467	26,866	7,557		34,890
Assets of discontinued operations	—	12	44	—	56
Total Current Assets	88,136	330,095	605,646	(203,497)	820,380
Property and Equipment:
At cost	—	253,734	81,243	—	334,977
Less: accumulated depreciation	—	(84,227)	(34,606)	—	(118,833)
Net property and equipment	—	169,507	46,637	—	216,144

Other Assets:
Goodwill	—	2,747,012	363,480	—	3,110,492
Intangible assets, primarily trade names, service marks and trademarks, net	—	2,044,051	808,474	—	2,852,525
Notes receivable	1,998,100	753	23,330	(1,998,100)	24,083
Long-term marketable securities	9,608	—	101,596	—	111,204
Investments in and advances to subsidiaries	3,959,634	1,730,473	43,946	(5,734,053)	—
Other assets	112,750	3,821	4,849	(87,839)	33,581
Debt issuance costs	70,446	—	—	—	70,446
Total Assets	$6,238,674	$7,025,712	$1,997,958	$(8,023,489)	$7,238,855

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$1,165	$49,384	$32,256	$—	$82,805
Accrued liabilities:
Payroll and related expenses	2,104	43,949	33,937	—	79,990
Self-insured claims and related expenses	—	23,391	58,486	—	81,877
Other	22,163	43,035	63,100	—	128,298
Deferred revenue	—	137,466	305,052	—	442,518
Liabilities of discontinued operations	—	295	2,154	—	2,449
Current portion of long-term debt	172,027	27,655	108,666	(203,497)	104,851
Total Current Liabilities	197,459	325,175	603,651	(203,497)	922,788

Long-Term Debt	3,895,037	2,000,816	20,121	(1,998,100)	3,917,874

Other Long-Term Liabilities:
Deferred taxes	—	793,405	282,415	(87,839)	987,981
Intercompany payable	853,073	—	—	(853,073)	—
Liabilities of discontinued operations	—	—	4,027	—	4,027
Other long-term obligations, primarily self- insured claims	88,559	2,508	110,572	—	201,639
Total Other Long-Term Liabilities	941,632	795,913	397,014	(940,912)	1,193,647

Shareholder’s Equity	1,204,546	3,903,808	977,172	(4,880,980)	1,204,546

Total Liabilities and Shareholder’s Equity	$6,238,674	$7,025,712	$1,997,958	$(8,023,489)	$7,238,855

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$300,362	$12,105	$93,120	$—	$405,587

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(129,660)	259,507	(17,009)	(43,634)	69,204

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(43,915)	(6,555)	—	(50,470)
Sale of equipment and other assets	—	2,651	105	—	2,756
Acquisition of The ServiceMaster Company	(1,482)	—	—	—	(1,482)
Other business acquisitions, net of cash acquired	—	(20,730)	—	—	(20,730)
Notes receivable, financial investments and securities, net	—	—	8,032	—	8,032
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(1,482)	(61,994)	1,582	—	(61,894)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(186,448)	(12,704)	(2,219)	—	(201,371)
Shareholders’ dividends	—	(21,817)	(21,817)	43,634	—
Debt issuance costs paid	(410)	—	—	—	(410)
Net intercompany advances	99,556	(159,446)	59,890	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(87,302)	(193,967)	35,854	43,634	(201,781)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(2,329)	—	(2,329)
Cash used for investing activities	—	—	(914)	—	(914)
Net Cash Used for Discontinued Operations	—	—	(3,243)	—	(3,243)

Cash (Decrease) Increase During the Period	(218,444)	3,546	17,184	—	(197,714)

Cash and Cash Equivalents at End of Period	$81,918	$15,651	$110,304	$—	$207,873

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(in thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$100,429	$14,999	$91,791	$—	$207,219

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(136,417)	276,640	17,906	(106,420)	51,709

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(67,585)	(7,609)	—	(75,194)
Sale of equipment and other assets	—	4,999	91	—	5,090
Acquisition of The ServiceMaster Company	(26,082)	—	—	—	(26,082)
Other business acquisitions, net of cash acquired	—	(27,504)		—	(27,504)
Notes receivable, financial investments and securities, net	1,003	—	96,414	—	97,417
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(25,079)	(90,090)	88,896	—	(26,273)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	347,000	—	10,000	—	357,000
Payments of debt	(202,438)	(22,841)	(2,033)	—	(227,312)
Shareholders’ dividends	—	(53,210)	(53,210)	106,420	—
Debt issuance costs paid	(26,587)	—	—	—	(26,587)
Net intercompany advances	153,622	(106,627)	(46,995)	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	271,597	(182,678)	(92,238)	106,420	103,101

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	3,995	—	3,995
Cash provided from (used for) investing activities
Proceeds from sale of businesses	—	—	19,523	—	19,523
Other investing activities	—	—	(208)	—	(208)
Cash used for financing activities	—	—	(167)	—	(167)
Net Cash Provided from Discontinued Operations	—	—	23,143	—	23,143

Cash Increase During the Period	110,101	3,872	37,707	—	151,680

Cash and Cash Equivalents at End of Period	$210,530	$18,871	$129,498	$—	$358,899

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

Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under the Interim Loan Facility, (ii) borrowings under a new $2,650.0 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, the Revolving Credit Facility.

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes and terminated the effectiveness of the registration statement on November 12, 2009 in accordance with the terms of the Registration Rights Agreement.

Results of Operations

Third Quarter 2009 Compared to 2008

The Company reported third quarter 2009 revenue of $920.5 million, a $27.6 million or 2.9 percent decrease compared to 2008. Revenue for the third quarter of 2008 has been reduced by $0.7 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the third quarter of 2009 decreased $28.3 million, or 3.0 percent, from 2008 levels, driven by the results of our business units as described in our “Segment Reviews for the Third Quarter 2009 Compared to 2008”.

Operating income was $94.8 million for the third quarter of 2009 compared to $110.7 million for the third quarter of 2008. Income from continuing operations before income taxes was $25.0 million for the third quarter of 2009 compared to $26.9 million for the third quarter of 2008. The decline in income from continuing operations before income taxes of $1.9 million reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments(1)	$1.3
Decreased interest expense(2)	9.7
Increased interest and net investment income(3)	4.3
Increased restructuring and Merger related charges(4)	(6.3)
Decline in segment results(5)	(10.9)
$(1.9)

(1)           The net favorable impact of non-cash purchase accounting adjustments for the third quarter of 2009 compared to 2008 of $1.3 million consists primarily of decreased amortization of intangible assets of $0.5 million and a $0.7 million increase in revenue resulting from recording deferred revenue at its fair value in conjunction with purchase accounting partially offset by increased deferred customer acquisition expense of $0.1 million.

(2)           Represents a decrease in interest expense as a result of decreases in our weighted average interest rates and decreases in our weighted average long-term debt balances as compared to the third quarter of 2008.

(3)           As further described in “Operating and Non-Operating Expenses”, represents an increase in interest and net investment income.

(4)           Represents (i) an increase in restructuring charges primarily resulting from a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare and (ii) an increase in Merger related charges primarily related to certain legal matters.

(5)           Represents a net decrease in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment loss, gain on extinguishment of debt, Merger related charges and restructuring charges resulting from a decline in results at TruGreen LawnCare, TruGreen LandCare, American Home Shield and Other Operations and Headquarters partially offset by improved results at Terminix as described in our “Segment Reviews for the Third Quarter 2009 Compared to 2008”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $527.4 million for the third quarter of 2009 compared to $559.6 million for the third quarter of 2008. Excluding the unfavorable non-cash reduction of revenue of $0.7 million for the third quarter of 2008 resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue, these costs decreased to 57.3 percent for the third quarter of 2009 from 59.0 percent for the third quarter of 2008. This primarily reflects the impact of reduced fertilizer costs, favorable termite damage claim trends, lower vehicle counts, reduced fuel costs and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008, partially offset by a residual value guarantee charge.

The Company reported selling and administrative expenses of $249.3 million for the third quarter of 2009 compared to $235.2 million for the third quarter of 2008. The third quarter of 2008 includes a $0.1 million (non-cash) decrease in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs increased, as a percentage of revenue, to 27.1 percent for the third quarter of 2009 from 24.8 percent for the third quarter of 2008. This primarily reflects decreased leverage of selling and administrative expenses at TruGreen LawnCare, increased compensation charges for the Company resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change within interest and net investment income), increased provisions for certain legal matters and increased management fees, offset, in part, by lower overhead charges and reduced provisions for incentive compensation.

Amortization expense was $40.4 million for the third quarter of 2009 compared to $40.5 million for the third quarter of 2008.

The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual test dates in certain circumstances. The majority of the Company’s goodwill and indefinite-lived intangible assets (mainly trade names) relate to the Merger. The Company does not believe a triggering event requiring the Company to conduct an interim impairment test had occurred as of September 30, 2009. However, due to the potential for prolonged economic softness in the markets in which we operate, the Company believes it is reasonably possible that we will record a non-cash impairment charge in the fourth quarter. As of September 30, 2009, the balances of the Company’s goodwill and indefinite-lived intangible assets were $3.1 billion and $2.9 billion, respectively.

Non-operating expense totaled $69.8 million for the third quarter of 2009 compared to $83.8 million for the third quarter of 2008. This change includes a $9.7 million decrease in interest expense primarily resulting from decreases in our weighted average interest rates and decreases in our weighted average long-term debt balances, as well as a $4.3 million increase in interest and net investment income. Interest and net investment income was comprised of the following for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
(In millions)	2009	2008
Realized gains(1)	$2.8	$1.2
Impairments of securities(2)	—	(0.9)
Deferred compensation trust(3)	1.2	(1.2)
Other(4)	0.6	1.1
Interest and net investment income	$4.6	$0.2

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

The effective tax rate on income from continuing operations was 16.4 percent for the third quarter of 2009 compared to 32.3 percent for the third quarter of 2008. The change in the effective tax rate is primarily due to a change in the state tax rates applied to cumulative deferred taxes. This was partially offset by state tax expense offsetting the statutory federal benefit generated due to losses in 2008 compared to state tax expense increasing the annual projected tax expense in 2009.

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

As part of the second phase of Fast Forward, on December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008 and the services were phased in during the first half of 2009. In connection with the agreement, the Company eliminated approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company incurred charges related to, among other things, employee retention and severance costs, and transition fees paid to IBM and other consulting fees. Almost all charges related to the agreement were cash charges and were expensed throughout the transition period. Such charges amounted to approximately $3.5 million, pre-tax, during 2008 and approximately $9.5 million, pre-tax, during the first nine months of 2009. These charges were recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

The Company expects that it will incur additional costs in order to implement the second phase of Fast Forward, but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays. The Company has achieved its previously forecasted savings, $60.0 million pre-tax on an annualized basis, from Fast Forward. Most of these savings benefit the selling and administrative expenses line in the statement of operations.

In connection with Fast Forward, the Company incurred costs of approximately $1.5 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively, which included the costs described above. For the three months ended September 30, 2009, such costs included consulting fees of approximately $1.1 million and severance, lease termination and other costs of approximately $0.4 million For the three months ended September 30, 2008, these charges included consulting fees of approximately $0.6 million and severance, lease termination and other costs of approximately $1.4 million.

For the three months ended September 30, 2009, TruGreen LawnCare recorded restructuring costs of approximately $6.0 million relating to a reorganization of field leadership and a restructuring of branch operations. For the three months ended September 30, 2009, these costs included approximately $4.1 million of consulting fees, approximately $0.7 million of severance and approximately $1.2 million of lease termination and other costs. In connection with the restructuring of branch operations, we would expect to incur cash charges through the fourth quarter of 2010 related to, among other things, employee retention and severance costs and consulting fees, and such charges could be material. The Company is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays.

For the three months ended September 30, 2009, Terminix recorded restructuring costs of approximately $0.2 million relating to a branch optimization project, which was related to lease termination costs.

The results for the three months ended September 30, 2008 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures and were expensed throughout the transition period. During the three months ended September 30, 2008, the Company reversed net expenses of approximately $0.2 million relating to this relocation.

During the three months ended September 30, 2009 and 2008, the Company incurred Merger related charges totaling $0.8 million and $0.4 million, respectively. These Merger related charges include investment banking, accounting, legal fee, legal settlement, change in control severance and other costs associated with the Merger.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of September 30,
	2009	2008
TruGreen LawnCare—
Growth in Full Program Accounts	0%	1%
Customer Retention Rate	69.2%	68.2%
Terminix—
Growth in Pest Control Customers	1%	0%
Pest Control Customer Retention Rate	77.9%	78.8%
(Reduction) Growth in Termite Customers	(1)%	1%
Termite Customer Retention Rate	85.8%	87.5%
American Home Shield—
(Reduction) Growth in Home Service Contracts	(2)%	0%
Customer Retention Rate	63.3%	61.5%

Segment Reviews for the Third Quarter 2009 Compared to 2008

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity. “Adjusted EBITDA” means net income before net income (loss) from discontinued operations; provision (benefit) for income taxes; other expense; gain on extinguishment of debt; interest expense and interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income, residual value guarantee charge and non-cash trade name impairment. “Comparable Operating Performance” is calculated by adding back to Adjusted EBITDA non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

The Company believes Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. In addition, the Company excludes residual value guarantee charges that do not result in additional cash payments to exit the facility at the end of the lease term. The Company uses Comparable Operating Performance as a supplemental measure to assess the Company’s performance because it excludes non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger. The Company presents Comparable Operating Performance because it believes that it is useful for investors, analysts and other interested parties in their analysis of the Company’s operating results.

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

•      Other companies in the Company’s industries may calculate Adjusted EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures; and

•      Comparable Operating Performance does not include purchase accounting adjustments and option and restricted stock expense, the latter exclusion may cause the overall compensation cost of the business to be understated.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended September 30,
(In thousands)	2009	2008
Operating Revenue:
TruGreen LawnCare	$351,830	$364,442
TruGreen LandCare	63,244	78,365
Terminix	272,598	273,172
American Home Shield	179,617	177,328
Other Operations and Headquarters	53,225	54,766
Total Operating Revenue	$920,514	$948,073
Comparable Operating Performance:
TruGreen LawnCare	$74,639	$83,838
TruGreen LandCare	707	2,133
Terminix	50,580	45,402
American Home Shield	36,138	34,567
Other Operations and Headquarters	(1,465)	680
Total Comparable Operating Performance	$160,599	$166,620

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges(1)	$8,498	$2,225
Management fee(2)	$4,625	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$(56)	$(1,659)
Comparable Operating Performance of all other discontinued operations	(553)	824
Comparable Operating Performance of discontinued operations	$(609)	$(835)

(1)           Includes (i) charges related to Fast Forward, (ii) charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (iii) charges related to a branch optimization project at Terminix, (iv) charges related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downer’s Grove, Illinois and (v) Merger related charges.

(2)           Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million. The full year management fee will apply in 2009 and the incremental fees relating to the first three quarters of 2009 were paid to CD&R in the third quarter of 2009.

In August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, respectively, to Citigroup, BAS and JPMorgan. The full year management fees will apply in 2009, and the fees relating to the first three quarters of 2009 were paid to Citigroup, BAS and J.P. Morgan in the third quarter of 2009.

The following table presents reconciliations of operating (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total

Three Months Ended September 30, 2009
Operating income (loss)(1)	$50,393	$(2,014)	$34,868	$22,998	$(11,405)	$94,840
Depreciation and amortization expense	21,911	2,884	15,811	10,368	5,686	56,660
EBITDA before interest and net investment income	72,304	870	50,679	33,366	(5,719)	151,500
Interest and net investment income(2)	—	—	—	2,762	1,796	4,558
Residual value guarantee charge(3)	2,363	—	—	—	367	2,730
Adjusted EBITDA	74,667	870	50,679	36,128	(3,556)	158,788
Non-cash option and restricted stock expense	—	—	—	—	2,091	2,091
Non-cash (credits) charges attributable to purchase accounting(4)	(28)	(163)	(99)	10	—	(280)
Comparable Operating Performance	$74,639	$707	$50,580	$36,138	$(1,465)	$160,599

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges(5)	$5,951	$184	$214	$30	$2,119	$8,498
Management fee(6)	$—	$—	$—	$—	$4,625	$4,625

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(56)	$(56)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(553)	(553)
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(609)	$(609)

Three Months Ended September 30, 2008
Operating income (loss)(1)	$64,060	$(323)	$30,696	$22,897	$(6,659)	$110,671
Depreciation and amortization expense	19,779	2,619	14,720	11,097	5,499	53,714
EBITDA before interest and net investment income (loss)	83,839	2,296	45,416	33,994	(1,160)	164,385
Interest and net investment income (loss)(2)	—	—	—	311	(67)	244
Adjusted EBITDA	83,839	2,296	45,416	34,305	(1,227)	164,629
Non-cash option and restricted stock expense	—	—	—	—	1,736	1,736
Non-cash (credits) charges attributable to purchase accounting(4)	(1)	(163)	(14)	262	171	255
Comparable Operating Performance	$83,838	$2,133	$45,402	$34,567	$680	$166,620

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges(5)	$(1)	$180	$—	$45	$2,001	$2,225
Management fee(6)	$—	$—	$—	$—	$500	$500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(1,659)	$(1,659)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	824	824
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(835)	$(835)

(1)           Presented below is a reconciliation of total segment operating income to net income.

	Three months ended September 30,
(In thousands)	2009	2008
Total Segment Operating Income	$94,840	$110,671
Non-operating expense (income):
Interest expense	74,216	83,886
Interest and net investment income	(4,558)	(244)
Other expense	176	141
Income from Continuing Operations before Income Taxes	$25,006	$26,888
Provision for income taxes	4,102	8,683
Income from Continuing Operations	$20,904	$18,205
Loss from discontinued operations, net of income taxes	(396)	(1,186)
Net Income	$20,508	$17,019

(2)           Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled approximately $258.9 million as of September 30, 2009. American Home Shield interest and net investment income was $2.8 million and $0.3 million for the third quarter of 2009 and 2008, respectively. The balance of interest and investment income primarily relates to (i) a portion of the earnings generated by SMAC, (ii) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes), and (iii) interest income on other cash balances.

(3)           Includes residual value guarantee charges that do not result in additional cash payments to exit the facility at the end of the lease term. In the third quarter of 2009, the Company determined that it was probable that the fair value of the properties under operating leases would be below the guaranteed residual value at the end of the lease term. The Company’s current estimate of this shortfall is approximately $11.8 million, which will be recorded over the remainder of the lease term.

(4)           The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)           Includes (i) charges related to Fast Forward, (ii) charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (iii) charges related to a branch optimization project at Terminix, (iv) charges related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downer’s Grove, Illinois and (v) Merger related charges.

(6)           Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million. The full year management fee will apply in 2009 and the incremental fees relating to the first three quarters of 2009 were paid to CD&R in the third quarter of 2009.

In August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, respectively, to Citigroup, BAS and JPMorgan. The full year management fees will apply in 2009, and the fees relating to the first three quarters of 2009 were paid to Citigroup, BAS and J.P. Morgan in the third quarter of 2009.

(7)           The table included in “Discontinued Operations” presents reconciliations of operating loss, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

TruGreen LawnCare Segment

The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported a 3.5 percent decrease in revenue, a 21.3 percent decrease in operating income and an 11.0 percent decrease in Comparable Operating Performance for the third quarter of 2009 compared to 2008. The revenue results were adversely impacted by soft customer demand. Customer counts at September 30, 2009 were 0.4 percent lower than last year’s level due primarily to a decline in new unit sales in the first and second quarter, partially offset by a 100 basis point improvement in the rolling twelve-month customer retention rate. Trends in revenue were also adversely impacted by discounts offered on Full Program Accounts in 2009 designed to offset the impacts of a difficult economic environment. TruGreen LawnCare remains committed to improving customer retention by focusing on the overall quality of service delivery, including the Lawn Quality Audit program, the reduction of route manager turnover and the continued improvement of overall communication with customers.

TruGreen LawnCare’s Comparable Operating Performance declined $9.2 million for the third quarter of 2009 compared to 2008, which includes the impact of $6.0 million of restructuring charges relating to a reorganization of field leadership and a restructuring of branch operations. TruGreen LawnCare’s Comparable Operating Performance also reflects increased sales and marketing expenses, offset, in part, by improved management of seasonal staffing of production labor, lower vehicle counts, reduced fuel and fertilizer costs and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

TruGreen LandCare Segment

The TruGreen LandCare segment, which includes landscape maintenance services, reported a 19.3 percent decrease in revenue, a 523.5 percent increase in operating loss and a 66.9 percent decrease in Comparable Operating Performance for the third quarter of 2009 compared to 2008. The decline in revenue included a 13.7 percent decline in base contract maintenance revenue and a 29.1 percent decline in enhancement revenue. Revenue trends were adversely impacted by soft customer demand.

TruGreen LandCare’s Comparable Operating Performance declined $1.4 million for the third quarter of 2009 compared to 2008, which also reflects a declining gross profit margin due to pressure on pricing and increased fuel costs. These factors were offset, in part, by reduced branch administrative and corporate overhead spending, lower vehicle fleet counts, and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

Terminix Segment

The Terminix segment, which includes termite and pest control services, reported a 0.2 percent decrease in revenue for the third quarter of 2009 compared to 2008. Revenue for the third quarter of 2008 has been reduced by $0.1 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue decreased 0.3 percent for the third quarter of 2009 compared to 2008. Terminix reported a 13.6 percent increase in operating income and an 11.4 percent increase in Comparable Operating Performance for the third quarter of 2009 compared to 2008. The segment’s overall revenue results, excluding purchase accounting, reflected modest growth in pest control revenues, offset by a decline in revenue from termite contract renewals and termite completions. Pest control revenues increased 2.3 percent for the third quarter of 2009 compared to 2008, reflecting increased customer counts and improved price realization. The increase in customer counts was driven by tuck-in acquisitions, partially offset by a decline in new unit sales in the second quarter and a 90 basis point decline in customer retention. A 0.6 percent decline in termite renewal revenues for the third quarter of 2009 compared to 2008 was due to a 170 basis point decline in termite customer retention. Revenue from termite completions declined 5.1 percent for the third quarter of 2009 compared to 2008, due, in part, to reduced average pricing on new termite treatments and fewer units sold. Trends in retention and new unit sales were adversely impacted by soft customer demand.

Terminix’s Comparable Operating Performance improved $5.2 million for the third quarter of 2009 compared to 2008, which also reflects favorable termite damage claims trends, reduced fuel costs, lower vehicle counts and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

American Home Shield Segment

The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 1.3 percent increase in revenue for the third quarter of 2009 compared to 2008. Revenue for the third quarter of 2008 has been reduced by $0.6 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, American Home Shield reported a 1.0 percent increase in revenue for the third quarter of 2009 compared to 2008, reflecting improved price realization, partially offset by a decline in customer counts. The decline in customer counts was driven by a decline in new unit sales in the first and second quarter, partially offset by a 180 basis point improvement in customer retention. American Home Shield’s sales in the real estate market in the first and second quarter were significantly impacted by the continued softness in the home resale market throughout most of the country.

American Home Shield reported a 0.4 percent increase in operating income and a 4.5 percent increase in Comparable Operating Performance for the third quarter of 2009 compared to 2008. The $1.6 million increase in Comparable Operating Performance for the third quarter of 2009 compared to 2008 also reflects an increase in interest and net investment income, partially offset by increased provisions for certain legal matters.

Other Operations and Headquarters Segment

This segment includes the operations of ServiceMaster Clean and Merry Maids, as well as the Company’s headquarters functions. The segment reported a 2.8 percent decrease in revenue, a 71.3 percent increase in operating loss and a 315.4 percent decrease in Comparable Operating Performance for the third quarter of 2009 compared to 2008. The segment’s $2.1 million decrease in Comparable Operating Performance for the third quarter of 2009 compared to 2008 reflects increased management fees and an increase in restructuring and Merger related charges partially offset by reduced overhead spending and reduced provisions for incentive compensation. The ServiceMaster Clean and Merry Maids operations reported a combined 2.9 percent decrease in revenue for the third quarter of 2009 compared to 2008. The decrease in revenue resulted from decreases in product sales and other franchise revenues. The ServiceMaster Clean and Merry Maids operations reported a combined increase in operating income of 5.8 percent and an increase in Comparable Operating Performance of 5.0 percent, or $0.8 million, for the third quarter of 2009 compared to 2008.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating (loss) income to Adjusted EBITDA and Comparable Operating Performance for the three months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,
(In thousands)	2009	2008
Operating loss	$(609)	$(835)
Interest expense	—	(3)
Loss from discontinued operations, before income taxes	(609)	(838)
Benefit for income taxes	(213)	(239)
Loss on sale, net of tax	—	(587)
Loss from discontinued operations, net of income taxes	$(396)	$(1,186)

Operating loss	$(609)	$(835)
Depreciation and amortization expense	—	—
EBITDA before interest and net investment income	(609)	(835)
Interest and net investment income	—	—
Adjusted EBITDA	(609)	(835)
Non-cash option and restricted stock expense	—	—
Non-cash charges attributable to purchase accounting	—	—
Comparable Operating Performance	$(609)	$(835)

Nine Months Ended September 30, 2009 Compared to 2008

The Company reported revenue of $2,523.7 million for the nine months ended September 30, 2009, a $53.9 million or 2.1 percent decrease compared to 2008. The revenue for the nine months ended September 30, 2008 has been reduced by $34.1 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the nine months ended September 30, 2009 decreased $88.0 million or 3.4 percent, from 2008 levels, driven by the results of our business units as described in our “Segment Reviews for the Nine Months Ended September 30, 2009 Compared to 2008”.

Operating income was $241.5 million in the nine months ended September 30, 2009 compared to $214.5 million in 2008. Income from continuing operations before income taxes was $64.7 million in the nine months ended September 30, 2009 compared to loss from continuing operations before income taxes of $44.4 million in 2008. The increase in income from continuing operations before income taxes of $109.1 million primarily reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments(1)	$33.8
Decreased interest expense(2)	31.4
Increased interest and net investment income(3)	4.8
Increased restructuring and Merger related charges(4)	(12.9)
Gain on extinguishment of debt(5)	46.1
Improved segment results(6)	5.9
$109.1

(1)           The net favorable impact of non-cash purchase accounting adjustments in the nine months ended September 30, 2009 of $33.8 million consists primarily of decreased amortization of intangible assets of $13.4 million and a $34.1 million increase in revenue resulting from recording deferred revenue at its fair value in conjunction with purchase accounting partially offset by increased deferred customer acquisition expense of $14.1 million.

(2)           Represents a decrease in interest expense as a result of decreases in our weighted average interest rates and decreases in our weighted average long-term debt balances as compared to the first nine months of 2008.

(3)           As further described in “Operating and Non-Operating Expenses”, represents an increase in interest and net investment income.

(4)           Represents (i) an increase in restructuring charges primarily resulting from Fast Forward, (ii) a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (iii) a branch optimization project at Terminix and (iv) an increase in Merger related charges primarily related to certain legal matters and change in control severance agreements.

(5)           Represents the gain on extinguishment of debt recorded in the nine months ended September 30, 2009 related to the completion of open market purchases of $89.0 million in face value of our Permanent Notes.

(6)           Represents a net increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, Merger related charges and restructuring charges supported by the improved results at Terminix, American Home Shield and TruGreen LandCare partially offset by a decline in results at TruGreen LawnCare and Other Operations and Headquarters as described in our “Segment Reviews for the Nine Months Ended September 30, 2009 Compared to 2008”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $1,475.2 million for the nine months ended September 30, 2009 compared to $1,566.7 million in 2008. Excluding the unfavorable non-cash reduction of revenue of $34.1 million for the nine months ended September 30, 2008 resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue, these costs decreased to 58.5 percent for the nine months ended September 30, 2009 from 60.0 percent in 2008. This primarily reflects the impact of reduced fertilizer costs, favorable termite damage claim trends, improved labor efficiency, lower vehicle counts, reduced fuel costs and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008, partially offset by increased health care costs and a residual value guarantee charge.

The Company reported selling and administrative expenses of $663.0 million for the nine months ended September 30, 2009 compared to $653.4 million in 2008. The nine months ended September 30, 2008 include a $14.1 million (non-cash) decrease in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs increased, as a percentage of revenue, to 26.3 percent for the nine months ended September 30, 2009 from 25.6 percent in 2008. This primarily reflects decreased leverage of selling and administrative expenses at TruGreen LawnCare, increased compensation charges for the Company resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change within interest and net investment loss) and increased management fees, offset, in part, by lower advertising costs, reduced provisions for certain legal matters, lower overhead charges and reduced provisions for incentive compensation.

Amortization expense was $121.1 million for the nine months ended September 30, 2009 compared to $133.1 million for 2008. The decrease is a result of amortization being included in the first nine months of 2008 related to finite lived intangible assets recorded in connection with the Merger which had lives of one year or less and were fully amortized as of July 24, 2008.

The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual test dates in certain circumstances. The majority of the Company’s goodwill and indefinite-lived intangible assets (mainly trade names) relate to the Merger. The Company does not believe a triggering event requiring the Company to conduct an interim impairment test had occurred as of September 30, 2009. However, due to the potential for prolonged economic softness in the markets in which we operate, the Company believes it is reasonably possible that we will record a non-cash impairment charge in the fourth quarter. As of September 30, 2009, the balances of the Company’s goodwill and indefinite-lived intangible assets were $3.1 billion and $2.9 billion, respectively.

Non-operating expense totaled $176.8 million for the nine months ended September 30, 2009 compared with $259.0 million for 2008. This change includes a $46.1 million gain on extinguishment of debt, a $31.4 million decrease in interest expense, primarily resulting from decreases in our weighted average interest rates and decreases in our weighted average long-term debt balances, and a $4.8 million increase in interest and net investment income. Interest and net investment income was comprised of the following for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
(In millions)	2009	2008
Realized gains(1)	$5.5	$8.4
Impairments of securities(2)	(5.9)	(9.0)
Deferred compensation trust(3)	1.7	(3.9)
Other(4)	1.9	2.9
Interest and net investment income (loss)	$3.2	$(1.6)

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

The effective tax rate on income (loss) from continuing operations was a provision of 32.0 percent for the nine months ended September 30, 2009 compared to a benefit of 18.8 percent for 2008. The change in the effective tax rate is primarily due to state tax expense offsetting the statutory federal benefit generated due to losses in 2008 compared to state tax expense increasing the annual projected tax expense in 2009. This was partially offset by a change in the state tax rates applied to cumulative deferred taxes.

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

As part of the second phase of Fast Forward, on December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008 and the services were phased in during the first half of 2009. In connection with the agreement, the Company eliminated approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company incurred charges related to, among other things, employee retention and severance costs, and transition fees paid to IBM and other consulting fees. Almost all charges related to the agreement were cash charges and were expensed throughout the transition period. Such charges amounted to approximately $3.5 million, pre-tax, during 2008 and approximately $9.5 million, pre-tax, during the first nine months of 2009. These charges were recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

The Company expects that it will incur additional costs in order to implement the second phase of Fast Forward, but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays. The Company has achieved its previously forecasted savings, $60.0 million pre-tax on an annualized basis, from Fast Forward. Most of these savings benefit the selling and administrative expenses line in the statement of operations.

In connection with Fast Forward, the Company incurred costs of approximately $11.3 million and $8.7 million for the nine months ended September 30, 2009 and 2008 respectively, which included the costs described above. For the nine months ended September 30, 2009, these charges included transition fees paid to IBM of approximately $7.2 million, consulting fees of approximately $2.4 million and severance, lease termination and other costs of approximately $1.7 million. For the nine months ended September 30, 2008 these charges included consulting fees of approximately $4.4 million and severance, lease termination and other costs of approximately $4.3 million.

For the nine months ended September 30, 2009, TruGreen LawnCare recorded restructuring costs of approximately $6.0 million relating to a reorganization of field leadership and a restructuring of branch operations. For the nine months ended September 30, 2009, these costs included approximately $4.1 million of consulting fees, approximately $0.7 million of severance and approximately $1.2 million of lease termination and other costs. In connection with the restructuring of branch operations, we would expect to incur cash charges through the fourth quarter of 2010 related to, among other things, employee retention and severance costs and consulting fees, and such charges could be material.

For the nine months ended September 30, 2009, Terminix recorded restructuring costs of approximately $3.3 million relating to a branch optimization project, which included approximately $3.0 million of lease termination costs and approximately $0.3 million of severance costs.

The results for the nine months ended September 30, 2008 include restructuring charges related to the Company’s consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures and were expensed throughout the transition period. During the nine months ended September 30, 2008, the Company incurred an additional $0.4 million relating to this relocation, which includes additional severance and other costs.

During the nine months ended September 30, 2009 and 2008, the Company incurred Merger related charges totaling $2.2 million and $0.8 million, respectively. These Merger related charges include investment banking, accounting, legal fee, legal settlement, change in control severance and other costs associated with the Merger.

Segment Reviews for the Nine Months Ended September 30, 2009 Compared to 2008

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Condensed Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating (loss) income to (loss) income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. As noted in segment reviews for the third quarter 2009 compared to 2008, the Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Nine months ended September 30,
(In thousands)	2009	2008
Operating Revenue:
TruGreen LawnCare	$834,899	$876,180
TruGreen LandCare	199,562	240,894
Terminix	843,134	846,594
American Home Shield	490,308	450,316
Other Operations and Headquarters	155,830	163,625
Total Operating Revenue	$2,523,733	$2,577,609
Comparable Operating Performance:
TruGreen LawnCare	$138,427	$152,437
TruGreen LandCare	10,528	6,764
Terminix	190,650	174,414
American Home Shield	86,065	76,770
Other Operations and Headquarters	(3,087)	2,382
Total Comparable Operating Performance	$422,583	$412,767

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related expenses(1)	$22,859	$9,910
Management fee(2)	$5,625	$1,500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$(255)	$(2,502)
Comparable Operating Performance of all other discontinued operations	(795)	2,296
Comparable Operating Performance of discontinued operations	$(1,050)	$(206)

(1)           Includes (i) charges related to Fast Forward, (ii) charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (iii) charges related to a branch optimization project at Terminix, (iv) charges related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois and (v) Merger related charges.

(2)           Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million. The full year management fee will apply in 2009 and the incremental fees relating to the first three quarters of 2009 were paid to CD&R in the third quarter of 2009.

In August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, respectively, to Citigroup, BAS and JPMorgan. The full year management fees will apply in 2009, and the fees relating to the first three quarters of 2009 were paid to Citigroup, BAS and J.P. Morgan in the third quarter of 2009.

The following table presents reconciliations of operating income (loss) to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Other Operations & Headquarters	Total

Nine Months Ended September 30, 2009
Operating income (loss)(1)	$70,519	$2,203	$143,531	$55,059	$(29,789)	$241,523
Depreciation and amortization expense	65,631	8,814	47,260	31,395	16,820	169,920
EBITDA before interest and net investment (loss) income	136,150	11,017	190,791	86,454	(12,969)	411,443
Interest and net investment (loss) income(2)	—	—	—	(331)	3,523	3,192
Residual value guarantee charge(3)	2,363	—	—	—	367	2,730
Adjusted EBITDA	138,513	11,017	190,791	86,123	(9,079)	417,365
Non-cash option and restricted stock expense	—	—	—	—	5,992	5,992
Non-cash credits attributable to purchase accounting(4)	(86)	(489)	(141)	(58)	—	(774)
Comparable Operating Performance	$138,427	$10,528	$190,650	$86,065	$(3,087)	$422,583

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges(5)	$5,951	$133	$3,365	$105	$13,305	$22,859
Management fee(6)	$—	$—	$—	$—	$5,625	$5,625

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(255)	$(255)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	(795)	(795)
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(1,050)	$(1,050)

Nine Months Ended September 30, 2008
Operating income (loss)(1)	$85,914	$(925)	$133,591	$14,606	$(18,638)	$214,548
Depreciation and amortization expense	66,490	8,177	44,611	36,539	16,490	172,307
EBITDA before interest and net investment loss	152,404	7,252	178,202	51,145	(2,148)	386,855
Interest and net investment loss(2)	—	—	—	(651)	(986)	(1,637)
Adjusted EBITDA	152,404	7,252	178,202	50,494	(3,134)	385,218
Non-cash option and restricted stock expense	—	—	—	—	5,137	5,137
Non-cash charges (credits) attributable to purchase accounting(4)	33	(488)	(3,788)	26,276	379	22,412
Comparable Operating Performance	$152,437	$6,764	$174,414	$76,770	$2,382	$412,767

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges(5)	$315	$382	$57	$493	$8,663	$9,910
Management fee(6)	$—	$—	$—	$—	$1,500	$1,500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$(2,502)	$(2,502)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	2,296	2,296
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(206)	$(206)

(1)           Presented below is a reconciliation of total segment operating income to net income (loss).

	Nine months ended September 30,
(In thousands)	2009	2008
Total Segment Operating Income	$241,523	$214,548
Non-operating expense (income):
Interest expense	225,538	256,897
Interest and net investment (income) loss	(3,192)	1,637
Gain on extinguishment of debt	(46,106)	—
Other expense	555	418
Income (Loss) from Continuing Operations before Income Taxes	$64,728	$(44,404)
Provision (Benefit) for income taxes	20,720	(8,341)
Income (Loss) from Continuing Operations	$44,008	$(36,063)
Loss from discontinued operations, net of income taxes	(666)	(4,670)
Net Income (Loss)	$43,342	$(40,733)

(2)           Interest and net investment (income) loss is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled approximately $258.9 million as of September 30, 2009. American Home Shield interest and net investment loss was $0.3 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively. The balance of interest and net investment loss primarily relates to (i) a portion of the earnings generated by SMAC; (ii) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes); and (iii) interest income on other cash balances.

(3)           Includes residual value guarantee charges that do not result in additional cash payments to exit the facility at the end of the lease term. In the third quarter of 2009, the Company determined that it was probable that the fair value of the properties under operating leases would be below the guaranteed residual value at the end of the lease term. The Company’s current estimate of this shortfall is approximately $11.8 million, which will be recorded over the remainder of the lease term.

(4)           The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)           Includes (i) charges related to Fast Forward, (ii) charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (iii) charges related to a branch optimization project at Terminix, (iv) charges related to the Company’s decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois and (v) Merger related charges.

(6)           Represents a management fee payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million. The full year management fee will apply in 2009 and the incremental fees relating to the first three quarters of 2009 were paid to CD&R in the third quarter of 2009.

In August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, respectively, to Citigroup, BAS and JPMorgan. The full year management fees will apply in 2009, and the fees relating to the first three quarters of 2009 were paid to Citigroup, BAS and J.P. Morgan in the third quarter of 2009.

(7)           The table included in “Discontinued Operations” presents reconciliations of operating loss, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

TruGreen LawnCare Segment

The TruGreen LawnCare segment reported a 4.7 percent decrease in revenue, a 17.9 percent decrease in operating income and a 9.2 percent decrease in Comparable Operating Performance for the nine months ended September 30, 2009 compared to 2008.

The revenue results were adversely impacted by soft customer demand. Customer counts at September 30, 2009 were 0.4 percent lower than last year’s level due primarily to a decline in new unit sales in the first and second quarter, partially offset by a 100 basis point improvement in the rolling twelve-month customer retention rate. Trends in revenue were also adversely impacted by discounts offered on Full Program Accounts in 2009 designed to offset the impacts of a difficult economic environment. TruGreen LawnCare remains committed to improving customer retention by focusing on the overall quality of service delivery, including the Lawn Quality Audit program, the reduction of route manager turnover and the continued improvement of overall communication with customers.

TruGreen LawnCare’s Comparable Operating Performance declined $14.0 million for the nine months ended September 30, 2009 compared to 2008, which includes the impact of $6.0 million of restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. TruGreen LawnCare’s Comparable Operating Performance also reflects increased sales and marketing expenses, offset, in part, by improved management of seasonal staffing of production labor, lower vehicle counts, reduced fuel and fertilizer costs and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

TruGreen LandCare Segment

The TruGreen LandCare segment reported a 17.2 percent decrease in revenue, a 338.2 percent increase in operating income and a 55.6 percent increase in Comparable Operating Performance for the nine months ended September 30, 2009 compared to 2008. The decline in revenue included an 11.2 percent decline in base contract maintenance revenue and a 29.3 percent decline in enhancement revenue. Revenue for the first three months of 2009 was adversely impacted by TruGreen LandCare’s continued efforts to improve the quality of its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. In addition, revenue trends were adversely impacted by soft customer demand.

TruGreen LandCare’s Comparable Operating Performance improved $3.8 million for the nine months ended September 30, 2009 compared to 2008, which also reflects the impacts of pruning less profitable jobs, improved materials management, reduced branch administrative and corporate overhead spending, lower vehicle fleet counts and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008. These factors were offset, in part, by pressure on pricing and increased fuel costs.

Terminix Segment

The Terminix segment reported a 0.4 percent decrease in revenue for the nine months ended September 30, 2009 compared to 2008. Revenue for the nine months ended September 30, 2008 has been reduced by $3.3 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue decreased 0.8 percent for the nine months ended September 30, 2009 compared to 2008. Terminix reported a 7.4 percent increase in operating income and an 9.3 percent increase in Comparable Operating Performance for the nine months ended September 30, 2009 compared to 2008. The segment’s overall revenue results, excluding purchase accounting, reflected modest growth in pest control revenues offset by a decline in revenue from termite contract renewals and termite completions. Pest control revenues increased 2.3 percent for the nine months ended September 30, 2009 compared to 2008, reflecting increased customer counts and improved price realization. The increase in customer counts was driven by tuck-in acquisitions, partially offset by a decline in new unit sales in the second quarter and a 90 basis point decline in customer retention. A 2.0 percent decline in termite renewal revenues for the nine months ended September 30, 2009 compared to 2008 was due to a 170 basis point decline in termite customer retention. Revenue from termite completions declined 6.1 percent for the nine months ended September 30, 2009 compared to 2008, due, in part, to reduced average pricing on new termite treatments. Trends in retention and new unit sales were adversely impacted by soft customer demand.

Terminix’s Comparable Operating Performance improved $16.2 million for the nine months ended September 30, 2009 compared to 2008, which includes the impact of $3.4 million of restructuring charges relating to a branch optimization program. Terminix’s Comparable Operating Performance also reflects favorable termite damage claim trends, effective management of seasonal staffing of production and sales labor, reduced fuel costs and overhead spending, lower vehicle counts, and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

American Home Shield Segment

The American Home Shield segment reported an 8.9 percent increase in revenue for the nine months ended September 30, 2009 compared to 2008. Revenue for the nine months ended September 30, 2008 has been reduced by $30.8 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue increased 1.9 percent for the nine months ended September 30, 2009 compared to 2008, reflecting improved price realization, partially offset by a decline in customer counts. The decline in customer counts was driven by a decline in new unit sales in the first and second quarter, partially offset by a 180 basis point improvement in customer retention. American Home Shield’s sales in the real estate market in the first and second quarter were significantly impacted by the continued softness in the home resale market throughout most of the country.

American Home Shield reported a 277.0 percent increase in operating income and a 12.1 percent increase in Comparable Operating Performance for the nine months ended September 30, 2009 compared to 2008. The $9.3 million increase in Comparable Operating Performance for the nine months ended September 30, 2009 compared to 2008 also reflects a decrease in advertising spending and reduced provisions for certain legal matters.

Other Operations and Headquarters Segment

The Other Operations and Headquarters segment reported a 4.8 percent decrease in revenue, a 59.8 percent increase in operating loss and a 229.6 percent decrease in Comparable Operating Performance for the nine months ended September 30, 2009 compared to 2008. The segment’s $5.5 million decrease in Comparable Operating Performance for the nine months ended September 30, 2009 compared to 2008 reflects increased management fees, increased health care costs, and an increase in restructuring and Merger related charges partially offset by reduced provisions for incentive compensation and reduced overhead spending. The ServiceMaster Clean and Merry Maids operations reported a combined 4.8 percent decrease in revenue for the nine months ended September 30, 2009 compared to 2008. The decrease in revenue resulted from decreases in product sales and other franchise revenues. The ServiceMaster Clean and Merry Maids operations reported a combined increase in operating income of 8.2 percent and an increase in Comparable Operating Performance of 5.3 percent, or $2.7 million, for the nine months ended September 30, 2009 compared to 2008, which includes a $1.5 million reduction in restructuring charges and reduced overhead spending as compared to 2008.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss (income) to Adjusted EBITDA and Comparable Operating Performance for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine months ended September 30,
(In thousands)	2009	2008
Operating loss	$(1,050)	$(206)
Interest expense	—	(73)
Impairment charge	—	(6,317)
Loss from discontinued operations, before income taxes	(1,050)	(6,596)
Benefit from income taxes	(384)	(2,513)
Loss on sale, net of tax	—	(587)
Loss from discontinued operations, net of income taxes	$(666)	$(4,670)

Operating loss	$(1,050)	$(206)
Depreciation and amortization expense	—	—
EBITDA before interest and net investment income	(1,050)	(206)
Interest and net investment income	—	—
Adjusted EBITDA	(1,050)	(206)
Non-cash option and restricted stock expense	—	—
Non-cash charges attributable to purchase accounting	—	—
Comparable Operating Performance	$(1,050)	$(206)

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations increased $17.5 million to $69.2 million for the nine months ended September 30, 2009 compared to $51.7 million for 2008. The increase was primarily due to a $57.3 million increase in earnings adjusted for non-cash charges, partially offset by a $39.8 million increase in cash required for working capital. The increase in working capital requirements for the nine months ended September 30, 2009 was driven primarily by reductions in accrued interest due to changes in the timing of interest payments on our permanent financing and non-cash purchase accounting adjustments recorded in connection with the Merger, partially offset by reduced seasonal inventory growth.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $61.9 million for the nine months ended September 30, 2009 compared to $26.3 million for the nine months ended September 30, 2008 and included $1.5 million and $26.1 million paid in connection with the Merger for the nine months ended September 30, 2009 and 2008, respectively. Amounts paid in connection with the Merger in 2009 and 2008 were primarily related to payments under change in control severance agreements.

Capital expenditures decreased to $50.5 million for the nine months ended September 30, 2009 from $75.2 million for the nine months ended September 30, 2008 and included vehicle purchases of $27.9 million, recurring capital needs and information technology projects. The Company anticipates that capital expenditures for the remainder of 2009 will total approximately $15.0 million to $25.0 million, reflecting the purchases of vehicles and the continuation of investments in information systems and productivity enhancing operating systems. The Company has no additional material capital commitments at this time.

Acquisitions, excluding the Merger, for the nine months ended September 30, 2009 totaled $20.7 million, compared with $27.5 million for the nine months ended September 30, 2008. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at Terminix, TruGreen LawnCare and Merry Maids.

The change in notes receivable, financial investments and securities for the nine months ended September 30, 2009 and 2008 includes the net sales of marketable securities at American Home Shield due in part to lowering the amount of excess reserves over minimum statutory reserve requirements in certain states in accordance with our investment policy and reduced statutory reserve requirements. During the nine months ended September 30, 2008, the Company sold certain marketable securities and subsequently invested in cash equivalents in an effort to limit our exposure to changing market conditions.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $201.8 million for the nine months ended September 30, 2009 compared to net cash provided from financing activities from continuing operations of $103.1 million for the nine months ended September 30, 2008. During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million. The Company also made repayments of $125.0 million under the Revolving Credit Facility and made scheduled principal payments of long-term debt of $35.4 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company made borrowings of $347.0 million and repayments of $182.0 million under the Revolving Credit Facility and sold $10.0 million of interests under its accounts receivable securitization arrangement reflecting normal seasonal working capital needs, made scheduled principal payments of long-term debt of $45.3 million and paid debt issuance costs of $26.6 million.

Liquidity

The Merger was completed on the Closing Date. Following the completion of the Merger, the Company is highly leveraged, and a very substantial portion of the Company’s liquidity needs arise from debt service on indebtedness incurred in connection with the Merger and from funding the Company’s operations, working capital and capital expenditures. Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under the Interim Loan Facility, (ii) borrowings under a new $2,650.0 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not draw under, the $500.0 million Revolving Credit Facility.

The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at September 30, 2009.

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes and terminated the effectiveness of the registration statement on November 12, 2009 in accordance with the terms of the Registration Rights Agreement.

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

Cash and short-term and long-term marketable securities totaled $337.6 million at September 30, 2009, compared with $538.6 million at December 31, 2008. Approximately $258.9 million and $244.5 million of the cash and short-term and long-term marketable securities balance as of September 30, 2009 and December 31, 2008, respectively, is associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, which could enhance our liquidity.

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At September 30, 2009, the Company’s residual value guarantees related to the leased assets totaled $85.9 million for which the Company has recorded the estimated fair value of these guarantees of approximately $1.7 million in the condensed consolidated statement of financial position. We expect to fulfill our ongoing vehicle fleet needs through direct purchases of vehicles.

The Company maintains lease facilities with banks totaling $65.2 million, which provide for the financing of branch properties to be leased by the Company. At September 30, 2009, approximately $65.2 million was funded under these facilities. Approximately $12.5 million of these leases are treated as capital leases and have been included on the balance sheet as assets with related debt as of September 30, 2009. The balance of the funded amount is treated as operating leases. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. This $22.0 million investment is included in other assets in the condensed consolidated statements of financial position, and will be returned to the Company at the end of the lease term. The operating lease and capital lease classifications of these leases did not change as a result of the modifications. At the end of the lease term, the Company may exercise any of the following three options related to the leased properties: (1) negotiate an extension to the current leasing arrangement; (2) return the properties to the lessor; or (3) purchase the properties for $65.2 million, the total amount funded under the lease facilities. If the properties are returned to the lessor, the lessor will sell the properties and the Company will be obligated to pay the lessor for any shortfall between the sales proceeds and the amount funded under the lease facilities up to 73 percent of fair market value at the commencement of the lease pursuant to a residual value guarantee. The Company has the option to terminate the lease facilities and purchase the properties prior to expiration of the facilities. If the Company were to exercise this purchase option, it would be required to pay the banks approximately $43.2 million in addition to the $22.0 million investment discussed above. If the Company were to exercise this purchase option, it would fund the purchase price from available cash and/or borrowing on its Revolving Credit Facility.

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

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of September 30, 2009, the fair value of the Company’s fuel swap contracts was a liability of $0.3 million and the Company posted approximately $3.5 million in letters of credit as collateral for these contracts, none of which were posted under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement. We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following twelve months, including payment of interest and principal on our debt. As of September 30, 2009, the Company had $460.0 million of remaining capacity available under the Revolving Credit Facility and $34.2 million of remaining capacity under the accounts receivable securitization arrangement.

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

The Company was advised by Holdings that, during the first quarter of 2009, Holdings completed open market purchases of $11.0 million in face value of our Permanent Notes for a cost of $4.5 million. As of September 30, 2009, Holdings has completed open market purchases totaling $65.0 million in face value of our Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. During the nine months ended September 30, 2009, the Company recorded interest expense of $5.2 million and made cash payments to Holdings of $6.5 million. Interest accrued by the Company and payable to Holdings as of September 30, 2009 and December 31, 2008 amounted to $1.5 million and $0.4 million, respectively.

During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of our Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a gain on extinguishment of debt of $46.1 million in its condensed consolidated statement of operations for the nine months ended September 30, 2009 related to these retirements. Included in the gain on extinguishment of debt are write-offs of unamortized debt issuance costs related to the extinguished debt of $1.9 million.

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

The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix may sell certain eligible trade accounts receivable to Funding, the Company’s wholly-owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests.

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

During the nine months ended September 30, 2009, there were no transfers of interests in the pool of accounts receivables to Purchasers under this arrangement. During the third quarter of 2008, an interest in the pool of accounts receivable was transferred to a third party in exchange for $10.0 million. As of September 30, 2009 and December 31, 2008, the Company had $10.0 million outstanding under the arrangement and had $34.2 million and $25.7 million, respectively, of remaining capacity available under the accounts receivable securitization arrangement.

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of 10% of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $258.9 million as of September 30, 2009, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $200.0 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect throughout 2009 and similar limitations will be re-computed as of December 31, 2009 and will be in effect in 2010. The remainder of the $258.9 million, or $58.9 million, is related to amounts that the Company’s management does not consider readily available to be used to service the Company’s indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 included disclosure of the Company’s contractual obligations and commitments as of December 31, 2008. The Company continues to make the contractually required payments and, therefore, the 2009 obligations and commitments as listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 have been reduced by the required payments. There were no material changes outside of ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the nine months ended September 30, 2009.

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

Property and equipment increased slightly from year-end levels, reflecting vehicle purchases, other recurring capital purchases and information technology projects.

Goodwill increased from year-end levels as a result of acquisitions at TruGreen LawnCare, Terminix and Merry Maids.

Intangibles decreased from year-end levels due to amortization expense being recorded.

Debt issuance costs decreased from year-end levels due to amortization expense being recorded.

Accrued self-insurance claims and related expenses decreased from year-end levels, reflecting a reduction in required reserve levels under certain of our self-insurance programs, partially off set by an increase in accruals for home service contract claims in the American Home Shield business.

Other accrued liabilities decreased from year-end levels due primarily to reductions in accrued interest due to changes in the timing of interest payments on our permanent financing and decreases in the fair value liability recorded related to fuel hedges.

Long-term debt decreased from year-end levels, reflecting debt payments.

Total shareholder’s equity was $1,204.5 million at September 30, 2009 as compared to $1,132.4 million at December 31, 2008.

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects; growth strategies; future impairments; capital expenditures; customer retention; improvements in customer communications; the continuation of tuck-in acquisitions; the impact of interest rate hedges and fuel swaps; the amounts we will pay in connection with restructurings and reorganizations; the cost savings from such restructurings and reorganizations and expected charges related to such restructurings and reorganizations; and the impact of prevailing economic conditions.

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

•                  the success of and costs associated with our current restructuring initiatives, including the implementation of centers of excellence;

•                  the number, type, outcomes and costs of legal or administrative proceedings;

•                  possible labor organizing activities at the Company or its franchisees;

•                  risks inherent in acquisitions and dispositions;

•                  the timing and structuring of our business process outsourcings, including the outsourcing of portions of our information technology function, and risks associated with such outsourcings; and

•                  other factors described from time to time in documents that we file with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading or speculative purposes. The market risk associated with debt obligations and other significant instruments as of September 30, 2009 has not materially changed from December 31, 2008 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 28 million gallons of fuel on an annual basis. A 10% change in fuel prices would result in a change of approximately $7.2 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2009, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $72.9 million, maturing through 2010. The estimated fair value of these contracts at September 30, 2009 was a liability of $0.3 million. These fuel swap contracts provide a fixed price for approximately 89% and 83% of the Company’s estimated fuel usage for the remainder of 2009 and 2010, respectively.

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

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

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

Date: November 16, 2009

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Steven J. Martin
Steven J. Martin
Senior Vice President and Chief Financial Officer