Form 10-K
period 2009-12-31
SERVICEMASTER CO
filed 2010-03-30
CIK 1052045

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14762

THE SERVICEMASTER COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3858106 (I.R.S. Employer Identification No.)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The registrant is a privately held corporation and its equity shares are not publicly traded. At March 30, 2010, 1,000 shares of the registrant's common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

         The ServiceMaster Company is not required to file this Annual Report on Form 10-K with the Securities and Exchange Commission and is doing so on a voluntary basis.

THE SERVICEMASTER COMPANY
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

        The ServiceMaster Company ("ServiceMaster", the "Company", "we", "us" or "our") is a national company serving both residential and commercial customers. Its services include lawn care, landscape maintenance, termite and pest control, home service contracts, cleaning and disaster restoration, house cleaning, furniture repair and home inspection. As of December 31, 2009, ServiceMaster provided these services through a network of approximately 5,130 company-owned locations and franchise licenses operating under the following leading brands: TruGreen, TruGreen LandCare, Terminix, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. Approximately 98 percent of ServiceMaster's revenues are generated by sales in the United States. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

        ServiceMaster is organized into six principal reportable segments: TruGreen LawnCare; TruGreen LandCare; Terminix; American Home Shield; ServiceMaster Clean; and Other Operations and Headquarters. All ServiceMaster subsidiaries are wholly owned. The financial information for each operating segment for 2009, 2008 and 2007 is contained in Item 8 of this Annual Report on Form 10-K.

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

        On July 24, 2007 (the "Closing Date"), the Merger was completed, and each issued and outstanding share of ServiceMaster common stock, other than shares held by ServiceMaster or Holdings or their subsidiaries and shares held by stockholders who validly perfected their appraisal rights under Delaware law, was converted into the right to receive $15.625 in cash (the "Merger Consideration"). Each share of ServiceMaster common stock owned by ServiceMaster, Holdings or Acquisition Co. or any of their respective direct or indirect wholly owned subsidiaries was cancelled and retired, and no consideration was paid in exchange for it.

        Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, Inc. (now operated as Clayton, Dubilier & Rice, LLC, "CD&R"), Citigroup Private Equity LP (together with its affiliate, Citigroup Alternative Investments LLC, "Citigroup"), BAS Capital Funding Corporation ("BAS") and J.P. Morgan Ventures Corporation ("JPMorgan") (collectively, the "Equity Sponsors").

SERVICES

        The following table shows the percentage of ServiceMaster's consolidated revenue from continuing operations derived from each of ServiceMaster's reportable segments in the years indicated:

Segment	2009	2008	2007
TruGreen LawnCare	32%	33%	33%
TruGreen LandCare	8%	9%	12%
Terminix	34%	33%	33%
American Home Shield	19%	18%	16%
ServiceMaster Clean	4%	4%	4%
Other Operations and Headquarters	3%	3%	2%

TruGreen LawnCare Segment

        The TruGreen LawnCare segment provides lawn care services primarily under the TruGreen brand name. The TruGreen LawnCare business is seasonal in nature. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October. Weather conditions such as droughts, severe winter storms and snow fall, whether created by climate change factors or otherwise, can adversely impact the timing of product or service delivery and/or demand for lawn care services and may result in a decrease in revenues or an increase in costs.

        TruGreen LawnCare is a leading provider of lawn, tree and shrub care services in the United States, serving both residential and commercial customers. As of December 31, 2009, TruGreen LawnCare provided these services in 48 states and the District of Columbia through approximately 200 company-owned locations and 45 franchised outlets. As of December 31, 2009, TruGreen LawnCare also provided lawn care services through a subsidiary in Canada and had licensing arrangements with licensees who provided these services in Japan, Saudi Arabia and the United Kingdom.

TruGreen LandCare Segment

        The TruGreen LandCare segment provides landscape maintenance services primarily under the TruGreen LandCare brand name. The TruGreen LandCare business is seasonal in nature. Demand for landscape maintenance services declines during the winter months. Weather conditions such as a drought can affect the demand for landscape maintenance services, or declines in the volume of snow fall can affect the level of snow removal services, and may result in a decrease in revenues or an increase in costs.

        TruGreen LandCare is a leading provider of landscape maintenance services in the United States, serving primarily commercial customers. As of December 31, 2009, TruGreen LandCare provided these services in 42 states and the District of Columbia through approximately 70 company-owned locations and a national network of contractors. TruGreen LandCare has no international operations. TruGreen LandCare also operates a nursery in California.

Terminix Segment

        The Terminix segment provides termite and pest control services primarily under the Terminix brand name. The Terminix business is seasonal in nature. The termite swarm season, which generally occurs in early spring but varies in timing and intensity by region depending on climate and other factors, leads to the highest demand for termite control services and, therefore, the highest level of revenues. Similarly, increased pest activity in the warmer months generally leads to the highest demand for pest control services and, therefore, the highest level of revenues.

        Terminix is a leading provider of termite and pest control services in the United States, serving both residential and commercial customers. As of December 31, 2009, Terminix provided these services in 46 states and the District of Columbia through approximately 345 company-owned locations and 125 franchised outlets. As of December 31, 2009, Terminix also provided termite and pest control services through three subsidiaries in Mexico and had licensing arrangements whereby licensees provided these services in Japan, Indonesia, the Caribbean and the Middle East.

American Home Shield Segment

        The American Home Shield segment provides home service contracts for household systems and appliances primarily under the American Home Shield brand name.

        American Home Shield is a leading provider of home service contracts for household systems and appliances in the United States. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, water heaters and other covered household systems and appliances that break down due to normal wear and tear and services those contracts through independent repair contractors. As of December 31, 2009, American Home Shield issued and administered home service contracts in 49 states and the District of Columbia and had no international operations.

ServiceMaster Clean Segment

        The ServiceMaster Clean segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name.

        ServiceMaster Clean.    ServiceMaster Clean is a leading franchisor in the residential and commercial disaster restoration and cleaning field in the United States. As of December 31, 2009, ServiceMaster Clean provided these services in all 50 states and the District of Columbia through approximately 3,190 franchised outlets. As of December 31, 2009, ServiceMaster Clean, through subsidiaries, also provided disaster restoration and cleaning services in Canada, Ireland, the United Kingdom and Spain and had entered into licensing arrangements to provide these services in Honduras, India, Lebanon, Turkey, Saudi Arabia, Japan, Malaysia and the Philippines.

        Furniture Medic.    Furniture Medic is a leading provider of on-site furniture repair and restoration services in the United States serving residential customers. As of December 31, 2009, Furniture Medic provided these services in 49 states and the District of Columbia through approximately 305 franchised outlets. As of December 31, 2009, Furniture Medic also provided on-site furniture repair and restoration services through franchisees in Canada and the United Kingdom and had entered into licensing arrangements to provide these services in Turkey and Saudi Arabia.

        AmeriSpec.    AmeriSpec is a leading provider of home inspection services in the United States serving residential customers. As of December 31, 2009, AmeriSpec provided these services in 46 states and the District of Columbia through approximately 345 franchised outlets. AmeriSpec also provided home inspection services through a franchisee in Canada.

Other Operations and Headquarters Segment

        The Other Operations and Headquarters segment includes the Merry Maids business unit, The ServiceMaster Acceptance Company Limited Partnership ("SMAC"), which provides financing to franchisees of the Company, and ServiceMaster's corporate headquarters functions.

        Merry Maids.    Merry Maids is a leading provider of home cleaning services in the United States. As of December 31, 2009, these services were provided in 49 states and the District of Columbia through approximately 80 company-owned locations and 425 franchised outlets. As of December 31, 2009, Merry Maids, through franchisees, also provided home cleaning services in Canada, Ireland and the United Kingdom and had entered into licensing arrangements to provide these services in Hong Kong, Japan, Korea, Malaysia and the Philippines.

        SMAC.    SMAC provides financing to franchisees of the Company through commercial loans for franchise fees and royalties, equipment and vehicle purchases and working capital needs and to consumer customers of Terminix through retail installment sales contracts. Commercial loans are typically for a term of one to seven years and are generally secured by the assets of the franchisee and other collateral. On December 31, 2009, the outstanding balance of commercial loans was $36.8 million with a bad debt reserve for commercial loans of $2.3 million. SMAC wrote off $0.5 million in commercial loans in 2009. Retail installment sales contracts are typically for a term of 12 months and are unsecured. On December 31, 2009, the outstanding balance of retail installment sales contracts was $16.7 million. In the event a customer fails to make payments under a retail installment sales contract for 120 days after the due date, Terminix purchases the installment contract from SMAC.

        Headquarters Functions.    The Business Support Center, headquartered in Memphis, Tennessee, administers payroll, benefits, risk management, travel and certain procurement services for ServiceMaster's internal operations. Various administrative support departments also provide personnel, communications, marketing, government and public relations, administrative, accounting, financial, tax, human resources and legal services.

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

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

        ServiceMaster holds various service marks, trademarks and trade names, such as ServiceMaster, Terminix, TruGreen, TruGreen LandCare, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec and Furniture Medic, that it deems particularly important to the advertising activities conducted by each of its reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2009, ServiceMaster had marks that were protected by registration (either by direct registration or by treaty) in the United States and 118 other countries.

FRANCHISES

        Franchises are important to the TruGreen LawnCare, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Total franchise fees (initial and recurring) represented 3.8%, 3.8% and 3.7% of consolidated revenue from continuing operations in 2009, 2008 and 2007, respectively. Related franchise operating expenses were 1.9%, 2.0% and 2.2% of consolidated operating expenses in 2009, 2008 and 2007, respectively. Total franchise-related profits comprised 25.9%, 32.2% and 31.7% of consolidated operating income in 2009, 2008 and 2007, respectively. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five to ten years. The majority of these franchise agreements are renewed prior to expiration. The majority of international licenses are for ten-year terms.

COMPETITION

        ServiceMaster competes with many other companies in the sale of its services, franchises and products. The principal methods of competition in ServiceMaster's businesses include quality and speed of service, name recognition and reputation, pricing and promotions, customer satisfaction, brand awareness, professional sales forces and referrals. Competition in all of the Company's market segments is strong.

        Lawn Care Services.    Competition in the market segment for lawn care services comes mainly from local, independently owned firms and from homeowners who care for their own lawns. Competition also comes from The Scotts Miracle-Gro Company, which operates on a broad geographic scale.

        Landscape Maintenance Services.    Competition in the market segment for commercial landscape maintenance services comes mainly from local, independently owned firms and, to a lesser degree, from a few large companies (notably, The Brickman Group, Ltd. and ValleyCrest Landscape Companies) operating in multiple regions and from property owners who perform their own landscaping services.

        Termite and Pest Control Services.    Competition in the market segment for termite and pest control services comes mainly from regional and local, independently owned firms, from homeowners who treat their own termite and pest control problems and from Orkin, Inc., a subsidiary of Rollins, Inc., which operates on a national basis. Ecolab Inc. competes nationally in the commercial pest control segment.

        Home Service Contracts for Systems and Appliances.    Competition in the market segment for home service contracts for household systems and appliances comes mainly from regional providers of home service contracts.

        Home Inspection Services.    Competition in the market segment for home inspection services comes mainly from regional and local, independently owned firms.

        Residential & Commercial Disaster Restoration and Cleaning Services.    Competition in the market segment for disaster restoration and cleaning services comes mainly from local, independently owned firms and a few national professional cleaning companies such as ServPro Industries, Inc.; Paul Davis Restoration, a subsidiary of First Serve Corporation; Belfor, a subsidiary of Belfor Europe GmbH; and BMS Cat, Inc.

        Home Cleaning Services.    Competition in the market segment for home cleaning services comes mainly from local, independently owned firms, from homeowners who clean their own homes and from a few national companies such as The Maids International, Inc., Molly Maids, Inc. and The Cleaning Authority, Inc.

        Furniture Repair Services.    Competition in the market segment for furniture repair services comes mainly from local, independently owned firms.

MAJOR CUSTOMERS

        ServiceMaster has no single customer that accounts for more than 10 percent of its consolidated operating revenue. Additionally, no operating segment has a single customer that accounts for more than 10 percent of its operating revenue. None of ServiceMaster's operating segments is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the segment.

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

        These federal, state and local laws include laws relating to consumer protection, wage and hour regulations, deceptive trade practices, permit and license requirements, real estate settlements, workers' safety, environmental regulations and employee benefits. The TruGreen LawnCare, TruGreen LandCare and Terminix businesses must also meet certain Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to some types of vehicles in their fleets. American Home Shield is regulated in certain states by the applicable state insurance regulatory authority and by the Real Estate Commission in Texas. TruGreen LawnCare, TruGreen LandCare and Terminix are regulated by federal, state and local laws, ordinances and regulations which are enforced by Departments of Agriculture, Pest Control Boards, Departments of Environmental Conservation and similar government entities. AmeriSpec is regulated by various state and local home inspection laws and regulations.

Consumer Protection and Solicitation Matters

        ServiceMaster is subject to federal and state laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation.

        The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern ServiceMaster's telephone sales practices. In addition, many states and local governing bodies have adopted laws and regulations targeted at direct telephone sales and "do-not-knock", "do-not-mail" and "do-not-leave" activities. The implementation of these marketing regulations requires TruGreen LawnCare, and, to a lesser extent, ServiceMaster's other operating segments, to rely more extensively on other marketing methods and channels. In addition, if ServiceMaster were to fail to comply with any applicable law or regulation, ServiceMaster could be subject to substantial fines or damages, be involved in litigation, suffer losses to its reputation or suffer the loss of licenses or penalties that may affect how the business is operated, which, in turn, could have a material adverse effect on its financial position, results of operations and cash flows.

Franchise Matters

        TruGreen LawnCare, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids are subject to various federal, state and international laws and regulations governing franchise sales, marketing and licensing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale and licensing of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster seeks to comply with regulatory requirements and deal with franchisees and licensees in good faith. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that material disputes with one or more franchisees will not arise.

Environmental Matters

        ServiceMaster's businesses are subject to various federal, state and local laws and regulations regarding environmental matters. Terminix, TruGreen LawnCare and TruGreen LandCare are regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), commonly known as Superfund, the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977. ServiceMaster cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2009, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2010 or 2011 related to such facilities.

INSURANCE

        We maintain insurance coverage that we believe is appropriate for our business, including workers' compensation, auto liability, general liability, umbrella and property insurance. In addition, we provide various insurance coverages, including deductible reimbursement policies, to our business units through our wholly owned captive insurance company, which is domiciled in Vermont.

EMPLOYEES

        The average number of persons employed by ServiceMaster during 2009 was approximately 27,000. Due to the seasonal nature of some of the Company's businesses, employee headcount can fluctuate during the course of a year, reaching approximately 30,000 during peak service periods.

AVAILABLE INFORMATION

        ServiceMaster maintains a website at http://www.svm.com that includes a hyperlink to a website maintained by a third party where ServiceMaster's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission (the "SEC").

ITEM 1A.    RISK FACTORS

        The following discussion of risk factors contains "forward-looking statements", as discussed in Item 7. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, operations and financial condition are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business and Our Industry

Recent credit and financial market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of U.S. and global economic conditions, could, among other things, impede access to or increase the cost of financing, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under our Credit Facilities (as defined below) to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities, cause our commercial customers to incur liquidity issues that could lead to some of our services being cancelled and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on our financial condition or results of operations.

        In the second half of 2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration and delinquencies in a significant portion of originated mortgages, particularly subprime and non-prime mortgages; foreclosure activity began to rise; the residential housing market began to experience a slowing pace of transactions, declining housing prices and increased cost and reduced availability of mortgages; delinquencies in non-mortgage consumer credit increased; consumer confidence began to decline; and credit markets became disrupted and illiquid. These conditions continued throughout 2007 and 2008 and into 2009, expanding into a deterioration of confidence in the broader U.S. and global credit and financial markets and resulting in greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Concerns about adverse developments in the credit and financial markets, unstable consumer sentiment, high unemployment and uncertainty about corporate earnings continue to challenge the U.S. and global financial and credit markets and overall economies.

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

        There can be no assurance that these disruptions and turmoil will not get worse over time and thus impact us more than they have to date. These economic uncertainties make it very difficult for us to accurately forecast and plan future business activities. The continuance of the current uncertain economic conditions or further deterioration of such conditions could have a material adverse impact on our financial position, results of operations and cash flows.

Continued weakening in general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely affect our results of operations.

        A substantial portion of our results of operations are dependent upon spending by consumers and deterioration in general economic conditions, and consumer confidence could affect the demand for our services. Consumer spending levels have been declining due to recent global economic conditions and there can be no assurance that consumer spending will return to prior levels. A continuation or worsening of macroeconomic indicators, including home sales, home foreclosures, consumer confidence or unemployment rates, could further adversely affect consumer spending levels, reduce the demand for our services and impact our results of operations. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would negatively impact our financial position, results of operations and cash flows.

The failure of any banking institution in which we deposit our funds or any insurance company that provides insurance to us may have an adverse effect on our financial condition or results of operations.

        The deterioration in global economic conditions and the weakening of the financial markets have reduced the financial strength of some financial institutions and insurance companies. We maintain cash balances in excess of federally-insured limits at various depository institutions. If one or more of the depository institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and could materially impact our liquidity and potentially cause material financial losses. Similarly, if one or more insurance companies were to fail, we may encounter issues with our insurance coverage and payment of claims. We also may not be able to replace our insurance coverage with another insurer at all or on as favorable terms as our current insurance arrangements. Thus, the failure of a banking institution or insurance company with which we do business may have a material adverse effect on our financial position, results of operations and cash flows.

Weather conditions and seasonality affect the demand for our services and our results of operations.

        The demand for our services and our results of operations are affected by weather conditions and by the seasonal nature of our lawn care and landscape maintenance services, termite and pest control services, home inspection services and disaster restoration services. For example, in our geographies that do not have a year-round growing season, the demand for our lawn care and landscape maintenance services decreases during the winter months. Droughts, severe winter storms and snow fall, whether created by climate change factors or otherwise, can adversely impact the timing of product or service delivery and/or demand for lawn care and landscape maintenance services, and cooler temperatures can impede the development of the termite swarm and lead to lower demand for our termite services. Severe winter storms can also impact our home cleaning business if we cannot travel to service locations due to hazardous road conditions. In addition, severe temperatures can lead to an increase in service requests related to household systems and appliances in our home service contract business, resulting in higher costs and lower profitability.

Our market segments are highly competitive. Competition could reduce our market share and adversely impact our results of operations.

        We operate in highly competitive market segments. Changes in the source and intensity of competition in the market segments served by us impact the demand for our services and may result in additional pricing pressures. The relatively low capital cost of entry to certain of our businesses has led to strong competitive markets, including regional and local owner-operated companies. Regional and local competitors operating in a limited geographic area may have lower labor, benefits and overhead costs. The principal methods of competition in our businesses include name recognition, quality and speed of service, pricing, customer satisfaction and reputation. No assurance can be given that we will be able to compete successfully against current or future competitors and that the competitive pressures that we face will not result in reduced market segment share or negatively impact our financial position, results of operations and cash flows.

Increases in raw material prices, fuel prices and other operating costs could adversely affect our results of operations.

        Our financial performance is affected by the level of our operating expenses, such as fuel, fertilizer, chemicals, raw materials, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely. Sharp increases were experienced in 2007 and 2008, which raised our costs of operating vehicles and equipment. Fuel price increases can also result in increases in the cost of fertilizer, chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, fertilizer, chemicals, raw materials, wages, employee benefits, healthcare, vehicles, insurance and other operating costs. To the extent such costs increase, we may not be able to fully pass these increased costs through to our existing and prospective customers, and the rates we pay to our subcontractors may increase, any of which could have a material adverse impact on our financial position, results of operations and cash flows.

Our future success depends on our ability to attract and retain trained workers and third party contractors.

        Our future success and financial performance depend substantially on our ability to attract, retain and train workers and attract and retain third party contractors. Our ability to conduct our operations is in part impacted by our ability to increase our labor force including on a seasonal basis, which may be adversely impacted by a number of factors, including a failure of the U.S. Congress to reauthorize the returning worker exception to the H2B Visa Program, which may negatively impact the number of foreign nationals available to engage in seasonal employment. In the event of a labor shortage, we could experience difficulty in delivering our services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

We may not successfully implement our business strategies or realize all of our expected cost savings.

        We may not be able to fully implement our business strategies or realize, in whole or in part within the time frames anticipated, the anticipated benefits of our various initiatives, such as our

Terminix Termite Inspection and Protection Plan and TruGreen Targeted Lawn Care program, or our expected cost savings and efficiency improvements, including those related to reorganization and restructuring programs. As an example, in 2009 TruGreen LawnCare initiated restructuring activities related to a reorganization of field leadership and a restructuring of branch operations, designed to result in a centralization of core field functions and certain administrative functions; however, we may not be able to achieve the increase in sales, cost savings, efficiencies and other anticipated benefits from this initiative. In addition, our various business strategies and initiatives, including our productivity and customer retention initiatives, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to incur certain costs to achieve our expected cost savings and efficiency improvements. These costs may turn out to be substantially higher than we currently estimate, and we may not fully achieve our expected cost savings and efficiency improvements or these initiatives may adversely impact our customer retention and/or our operations. Our ability to successfully realize cost savings and the timing of any realization may be affected by factors such as the need to ensure continuity in our operations, contracts, regulations and/or statutes governing employee-employer relationships, our ability to renegotiate contracts or find alternative suppliers and other factors. Our business strategy may also change from time to time. As a result, we may not be able to achieve our expected results of operations.

Public perceptions that our products and services are not environmentally friendly or safe may adversely affect the demand for our services.

        In providing our services, we use, among other things, fertilizers, herbicides and pesticides. Public perception that our products and services are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, could reduce demand for our services, increase regulation or government restrictions, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse effect on our financial position, results of operations and cash flows.

Changes in the types or mix of our service offerings could affect our financial performance.

        Our financial performance is affected by changes in the types or mix of services we offer our customers. For example, when Terminix transitioned from offering primarily bait termite services to providing both liquid and bait termite services, this transition required the purchase of additional equipment and training. The bait and termite service lines also have different price points (for both the initial treatment and for renewals), different ongoing service obligations and different revenue recognition policies. These changes in mix can also affect the timing of our revenues. An unsuccessful rollout or adjustment of our service offerings could have a material adverse effect on our financial position, results of operations and cash flows.

Government laws and regulations applicable to our businesses could increase our legal and regulatory expenses and affect our financial performance.

        Our businesses are subject to significant federal, state and local laws and regulations. These federal, state and local laws and regulations include laws relating to consumer protection, wage and hour requirements, the employment of immigrants, labor relations, permit and licensing requirements, workers' safety, the environment, insurance and home service contracts, employee benefits, marketing (including telemarketing or green marketing) and advertising, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and water management techniques. In particular, we anticipate that various federal, state and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including legislation relating to the Employee Free Choice Act; environmental regulations related to water quality, water use, chemical use, climate change and other environmental matters; or "do-not-knock", "do-not-mail",

"do-not-leave" or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses but changes to such requirements may affect our operations and financial performance. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation or suffer the loss of licenses or penalties that may affect how our business is operated, which, in turn, could have a material adverse effect on our financial position, results of operations and cash flows.

        The U.S. Congress has focused extensively on health care reform legislation recently, and a comprehensive health care reform law was recently enacted. We cannot currently predict what new requirements we may be subject to as a result of this new health care reform law. However, new requirements to provide additional health insurance benefits to our employees would likely increase our expenses, and any such increases could be significant enough to materially impact our financial position, results of operations and cash flows.

The loss of the services of management personnel and other employees as a result of restructuring initiatives could adversely affect our financial performance.

        Our recent restructuring initiatives were designed to eliminate layers and bureaucracy and simplify work processes in order to better align the Company's work processes around its operational and strategic objectives. This restructuring has resulted in employee workforce reductions as part of the cost-savings to be achieved and should enhance our financial performance, however, the loss of management personnel and other employees could disrupt our business and impair our financial position, results of operations and cash flows.

Our business process outsourcing initiatives have increased our reliance on third-party contractors and may expose our business to harm upon the termination or disruption of our third party contractor relationships.

        Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of business process outsourcing initiatives. As a result, our future operations will increasingly rely on third party vendors to provide services that we previously performed internally. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third party vendors of their agreements with us, could adversely affect our brands, customer relationships, financial position, results of operations and cash flows. Also, if a third party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, there are risks associated with any transitioning activities. In addition, in the event a third party outsourcing relationship is terminated and we are unable to replace it, there is a risk that we may no longer have the capabilities to perform these services internally.

Laws and regulations regarding the use of pesticides and fertilizers, as well as other environmental laws and regulations, could result in significant costs that adversely affect our operating results.

        Local, state, federal and international laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with the U.S. Environmental Protection Agency ("EPA") (and similar state agencies) before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the other withdrawal from the market place of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA's continuing evaluations.

        In addition, the use of certain pesticides, herbicides and fertilizer products is regulated by various local, state, federal and international environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products be used only on certain types of locations, may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may restrict or ban the use of certain products. Although we strive to comply with such regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous employees, we can give no assurance that we may not violate these and other regulations or changes thereto. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot assure you that the products we apply or the manner in which we apply them, particularly pesticide products, will not be alleged to cause injury to the environment or to people under any circumstances or will not be banned in certain circumstances. The costs of compliance, remediation or products liability lawsuits could materially affect our future operating results.

        Local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities and the investigation and clean-up of contaminated sites. We could incur significant costs, including clean-up costs, fines and civil or criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of, or liabilities under, these laws and regulations. If there is a significant change in the facts and circumstances surrounding the assumptions upon which we operate or if we are found not to be in substantial compliance with applicable environmental and public health laws and regulations, it could have a material impact on future environmental capital expenditures and other environmental expenses and our results of financial position, results of operations and cash flows. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

        Local, state, federal and foreign agencies that regulate environmental matters may change environmental laws, regulations or standards, including imposing new regulations with respect to climate change matters. Changes in any of these or other laws, regulations or standards could materially affect our financial position, results of operations and cash flows.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

        Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, ServiceMaster, Terminix, TruGreen, TruGreen LandCare, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec and Furniture Medic. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse effect on our financial position, results of operations and cash flows.

        Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain services under our recognized brand names, which could have a material adverse effect on our financial position, results of operations and cash flows.

Disruptions or security failures in our information technology systems could create liability for us and/or limit our ability to effectively monitor, operate and control our operations and adversely affect our operating results.

        Our information technology systems facilitate our ability to monitor, operate and control our operations. Any disruption in or failure of our information technology systems to operate as expected could, depending on the magnitude of the problem, adversely affect our financial position, results of operations and cash flows by limiting, among other things, our capacity to monitor, operate and control our operations effectively. If our disaster recovery plans do not work as anticipated, or if the third party vendor to which we have outsourced certain information technology services fails to fulfill its obligations to us, our operations may be adversely impacted. In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities relating to violations of privacy laws or otherwise, which may lead to lower revenues, increased costs and other material adverse effects on our financial position, results of operations and cash flows.

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

        We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in application could cause interruptions in our operations, damage to our reputation and customers' willingness to purchase our services, result in a violation of applicable laws, regulations, orders and agreements and subject us to costs and liabilities which could have a material adverse effect on our financial position, results of operations and cash flows.

We are subject to various restrictive covenants that could adversely impact our operations.

        From time to time, we enter into noncompetition agreements that restrict us from entering into lines of business or operating in certain areas into which we may desire to expand our business. We also are subject to various non-solicitation and no hire covenants that may restrict our ability to solicit potential customers or employees. To the extent that such restrictive covenants prevent us from taking advantage of business opportunities, or we fail to comply with them, our operations may be adversely impacted.

Future acquisitions could affect our financial performance.

        We plan to continue to pursue opportunities to expand through selective acquisitions. Our ability to make acquisitions at reasonable prices and to integrate acquired businesses is an important factor in our future growth. We cannot ensure that we will be able to manage or integrate acquired businesses successfully and/or retain customers of the acquired businesses. Any inability on our part to consolidate and manage growth from acquired businesses could have an adverse effect on our financial position, results of operations and cash flows and there can be no assurance that any acquisition that we make in the future will provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities; failure to follow internal processes; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated or unknown liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses.

We may be required to recognize additional impairment charges.

        We have significant amounts of goodwill and intangible assets and have incurred impairment charges in the past with respect to intangible assets. In accordance with applicable accounting standards, we test for impairment annually, or more frequently, if there are indicators of impairment, such as:

  •
  significant adverse changes in the business climate;

  •
  adverse actions or assessments by regulators;

  •
  unanticipated competition;

  •
  loss of key personnel; and

  •
  a current expectation that more-likely-than-not (e.g., a likelihood that is more than 50%) a reporting unit or intangible asset will be sold or otherwise disposed of.

        Based upon future economic conditions, as well as the operating performance of our reporting units, future impairment charges could be incurred.

Our franchisees could take actions that could harm our business.

        Our franchisees are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and a brand's image and reputation could be harmed, which in turn could hurt our financial position, results of operations and cash flows. In addition, it is possible that creditors, or other claimants of a franchisee, could, in the event such creditors and claimants cannot collect from our franchisee or otherwise, attempt to make claims against the Company under various legal theories. If successful, these claims could have an adverse effect on our financial position, results of operation and cash flows.

Risks Related to Our Capital Structure and Our Debt

We are indirectly owned and controlled by the Equity Sponsors, and their interests as equity holders may conflict with the interests of holders of our debt.

        We are indirectly owned and controlled by the Equity Sponsors, who have the ability to control our policies and operations. The directors appointed by affiliates of the Equity Sponsors are able to make decisions affecting our capital structure, including decisions to issue or repurchase capital stock, pay dividends and incur or repurchase debt. The interests of the Equity Sponsors may not in all cases be aligned with the interests of the holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Equity Sponsors might conflict with the interests of holders of our debt. In addition, our Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to our business or the holders of our debt. Furthermore, the Equity Sponsors may in the future own businesses that directly or indirectly compete with us. One or more of the Equity Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

        As of December 31, 2009, we had $3,974.9 million of consolidated indebtedness and $500.0 million of available borrowings under our Revolving Credit Facility. Our substantial debt could have important consequences to holders of our debt and other stakeholders in the Company. Because of our substantial debt:

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

        We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of the indentures governing our debt securities do not prohibit us or our subsidiaries from doing so. The Credit Facilities provide us with commitments for additional borrowings of up to $500.0 million under the Revolving Credit Facility, as of December 31, 2009, and permit additional borrowings beyond those commitments under certain circumstances. In addition, we have the option to pay interest on portions of our debt by increasing the principal amount of the outstanding loans ("PIK Interest"), which would increase our debt by the amount of any such PIK Interest. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.

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

        Our ability to comply with the covenants and restrictions contained in the Credit Facilities, the indenture governing the Permanent Notes and the instruments governing our other debt may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under the Credit Facilities and the Permanent Notes. This could have serious consequences to our financial position, results of operations and cash flows and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our debt and our ability to refinance all or a portion of our debt or obtain additional financing depends on many factors beyond our control.

        As a holding company, we have no independent operations or material assets other than our ownership of equity interests in our subsidiaries, and we will depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including satisfying our obligations under our debt. Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on the ability of our subsidiaries to make distributions and dividends to us, which, in turn, will depend on their operating results, cash requirements and financial condition, general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control, and as described under "Risks Relating to Our Business and Our Industry" above. The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home service, or similar companies is subject to applicable state law limitations. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

        If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, elect to pay PIK Interest or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

        The Revolving Credit Facility will mature on July 24, 2013 and the Term Loan Facilities will mature on July 24, 2014. The Permanent Notes will mature on July 15, 2015. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing, particularly because of our high levels of debt. It is our understanding that a significant amount of global indebtedness related to the leveraged buy-out boom will mature between 2012 and 2015, when significant portions of our debt is scheduled to mature. There is no assurance that the debt markets will be able to absorb all of the potential refinancing during that time period. Moreover, in 2008 and 2009, the global credit markets suffered a significant contraction, including the failure of some large financial institutions. This resulted in a significant decline in the credit markets and the overall availability of credit. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant debt levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected. If we cannot refinance our debt, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be, whether the proceeds that we realize will be adequate to meet debt service obligations when due or whether we would receive fair value for such assets.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of December 31, 2009, each one percentage point change in interest rates would result in approximately an $11.5 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swaps into which we have entered. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in approximately a $5.0 million change in annual interest expense on our Revolving Credit Facility. We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in approximately a $0.5 million change in annual interest expense with respect to this arrangement. We are also exposed to increases in interest rates with respect to our floating rate operating leases, and a one percentage point change in interest rates would result in approximately a $1.4 million change in annual rent expense with respect to such operating leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The headquarters for TruGreen LawnCare, TruGreen LandCare and Terminix, along with the corporate headquarters, are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Home Shield are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, AmeriSpec, Furniture Medic, Merry Maids and a training facility are located in leased premises at 3839 Forest Hill Irene Road, Memphis, Tennessee. In addition, ServiceMaster leases space for a call center located at 6399 Shelby View Drive, Memphis, Tennessee; offices located at 850 and 855 Ridge Lake Boulevard, Memphis, Tennessee; a training facility located at 1650 Shelby Oaks Drive North, Memphis, Tennessee; and a warehouse located at 1575 Two Place, Memphis, Tennessee.

        ServiceMaster's operating companies own and lease a variety of facilities principally in the United States for branch and service center operations and for office, storage, call center and data processing space. The following chart identifies the number of owned and leased facilities for each of its operating segments and Merry Maids as of December 31, 2009. ServiceMaster believes that these facilities, when considered with the corporate headquarters, call center facility, offices, training facilities and warehouses described above, are suitable and adequate to support the current needs of its business.

Operating Company	Owned Facilities	Leased Facilities
TruGreen LawnCare	3	286
TruGreen LandCare	2	130
Terminix	17	448
American Home Shield	1	5
ServiceMaster Clean	0	12
Merry Maids	0	85

ITEM 3.    LEGAL PROCEEDINGS

United States Environmental Protection Agency

        On April 11, 2006, Terminix received a letter from the EPA, Region 4, demanding reimbursement under CERCLA with respect to the Vertut Packaging and Blending Superfund Site located in Memphis, Tennessee. Vertut was a former blender and repackager of herbicides, pesticides and wood treating chemicals. The EPA asserted that Terminix could be liable as a generator of hazardous wastes at the site. In November 2009, this matter was resolved following a monetary payment and the entry of an Agreed Order of Consent. The amount of the payment was not material to the Company's financial condition or results of operations.

Class Action suits related to the acquisition of the Company

        Following the announcement of the proposed acquisition of ServiceMaster by the Equity Sponsors, five complaints were filed against ServiceMaster concerning the proposed merger: Kaiman v. Spainhour, et al. (filed in Chancery Court in Memphis, Tennessee); Golombuski v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee); Sokol and Bowen v. The ServiceMaster Co., et al. (filed in Circuit Court in Memphis, Tennessee); Palmer v. The ServiceMaster Co.,et al. (filed in Cook County Circuit Court in Chicago, Illinois); and Smith v. The ServiceMaster Co., et al. (filed in Chancery Court for Newcastle County, Delaware) ("Smith").

        As previously disclosed with respect to the Smith case, on September 29, 2008, the Court approved a settlement agreement that contained no award of monetary payments to the plaintiffs. The court's approval of settlement is now final and non-appealable, and the Company satisfied the payment of the plaintiffs' attorneys' fees in November 2008. The amount of the payment of the plaintiffs' attorneys' fees was not material to the Company's financial condition or results of operations. In November 2009, based on settlement in the Smith case, the plaintiffs in the other cases voluntarily dismissed their cases at no cost to the Company.

Squires v. The ServiceMaster Company and Clayton, Dubilier & Rice, Inc.

        On March 11, 2008, a lawsuit was filed by Vernon Squires, the Company's former General Counsel, on behalf of himself and a putative class, against the Company and CD&R, in the Chancery Court of Shelby County, Tennessee. The complaint alleges that, in connection with the acquisition of the Company by the Equity Sponsors, the defendants improperly cancelled out-of-the-money stock options that had been previously granted to individuals in connection with certain stock option plans. On January 5, 2010, the Court preliminarily approved a settlement agreement that calls for the Company to pay monies into a settlement fund that will be used to pay all claims asserted, or arising, from cancellation of the stock options, including claims for attorney fees related thereto. The amount to be paid into the settlement fund is not material to the Company's financial condition or results of operations. The Court has set the final approval hearing for March 30, 2010.

Wisconsin Department of Agriculture

        On April 22, 2008, TruGreen LawnCare met with the Wisconsin Department of Agriculture, Trade and Consumer Protection, to propose a remediation plan regarding soil contamination allegedly caused by spills of fertilizer from its trucks and tanks. After discussions with the Wisconsin Department of Agriculture, Trade and Consumer Protection, a remediation plan was agreed to, pursuant to which remediation work commenced in October 2009 and was completed in November 2009 for aggregate expenditures that were not material to the Company's financial condition or results of operations.

Other Legal Proceedings

        In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured employment, general, and commercial liability actions (on an individual and class basis) and environmental proceedings. Additionally, the Company has entered into settlement agreements in certain cases, including putative class actions, which are subject to court approval. If one or more of these settlements are not finally approved, the Company could have additional or different exposure. The Company does not expect any of these proceedings to have a material effect on its financial position, results of operations and cash flows; however, the Company can give no assurance that the results of any such proceedings may not be material to its financial position, results of operations and cash flows for any period in which costs, if any, are recognized.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's sole class of issued equity is common stock. As of March 30, 2010, all of the Company's common stock was owned by CDRSVM Holding, Inc.

        On July 24, 2007, the Company completed the Merger pursuant to which, the Company's publicly traded securities were cancelled in exchange for cash. As a result of the Merger transaction, the Company became a privately held corporation, and its equity shares are no longer publicly traded. The Company has not paid any dividends since the Merger. There are restrictions on the Company's, and its subsidiaries', ability to pay dividends in the future. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

Five-Year Financial Summary

	Successor			Predecessor
	Year Ended Dec. 31,				Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands, except per share data)	2009	2008			2006	2005
Operating Results:
Operating revenue	$3,240,079	$3,311,432	$1,422,358	$1,934,390	$3,332,703	$3,239,478
Operating income(1)	257,157	197,762	33,240	143,932	324,128	340,083
Percentage of operating revenue	7.9%	6.0%	2.3%	7.4%	9.7%	10.5%
Non-operating expense(2)	246,940	357,935	181,734	3,128	35,639	37,385
(Benefit) provision for income taxes(1),(3)	(4,390)	(38,300)	(52,182)	51,692	95,205	114,137

Income (Loss) from continuing operations(1),(2),(3)	14,607	(121,873)	(96,312)	89,112	193,284	188,561
(Loss) income from discontinued operations, net of income taxes(1)	(1,112)	(4,526)	(27,208)	(4,588)	(15,585)	18,364

Net income (loss)(1),(2),(3)	$13,495	$(126,399)	$(123,520)	$84,524	$177,699	$206,925
Net income attributable to noncontrolling interests	—	—	—	3,423	8,000	8,000

Net income (loss) attributable to ServiceMaster(1),(2),(3)	$13,495	$(126,399)	$(123,520)	$81,101	$169,699	$198,925

Cash dividends per share	$—	$—	$—	$0.24	$0.46	$0.44
Financial Position:
Total assets	$7,146,389	$7,493,627	$7,591,060		$3,134,441	$3,048,009
Total liabilities	$5,960,058	$6,361,268	$6,287,526		$1,945,583	$1,893,369
Total long-term debt outstanding	$3,974,944	$4,266,092	$4,130,811		$706,954	$677,289
Total shareholder's equity(1),(2),(3)	$1,186,331	$1,132,359	$1,303,534		$1,188,858	$1,154,640

(1)
The 2009, 2008 and 2007 results include restructuring charges related to (i) a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) a branch optimization project at Terminix, (iii) a reorganization and restructuring of certain of the Company's business and support functions known as Fast Forward ("Fast Forward"), (iv) the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its former headquarters in Downers Grove, Illinois and (v) organizational changes at TruGreen LandCare. The restructuring charges totaled $24.6 million and $11.2 million for the years ended December 31, 2009 and 2008, respectively, $26.0 million for the Successor period from July 25, 2007 to December 31, 2007 and $16.9 million for the Predecessor period from January 1, 2007 to July 24, 2007. The results also include Merger charges related to the purchase of ServiceMaster by a group of investors led by CD&R. The Merger related charges totaled $2.3 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively, $0.8 million for the Successor period from July 25, 2007 to December 31, 2007, $41.4 million for the Predecessor period from January 1, 2007 to July 24, 2007 and $1.0 million for the year ended December 31, 2006.

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

In accordance with accounting standards for goodwill and other intangibles, the Company's goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test. During the fourth quarters of 2009 and 2008, the Company recorded non-cash impairment charges associated with certain of its trade names that are not amortized in the amount of

  $28.0 million and $60.1 million, respectively. These charges are included in the results of continuing operations for 2009 and 2008. In the fourth quarter of 2007, the Company recorded a non-cash impairment charge associated with the goodwill at its InStar business in the amount of $12.9 million. This charge is classified within the financial statement caption "(loss) income from discontinued operations, net of income taxes". In the first quarter of 2006, the Company recorded a $42.0 million impairment charge for expected losses on the disposition of American Residential Services and American Mechanical Services. This charge is classified within the financial statement caption "(loss) income from discontinued operations, net of income taxes".

  In addition to the impairment charges noted above, the Company also recorded impairment charges of $6.3 million and $18.1 million for the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007, respectively, related to the long-lived assets (other than goodwill) at its InStar business in connection with the decision to sell the InStar business. This charge is classified within the financial statement caption "(loss) income from discontinued operations, net of income taxes".

(2)
The 2009 results include a $46.1 million ($29.6 million, net of tax) gain on extinguishment of debt related to the completion of open market purchases of $89.0 million in face value of the Company's Permanent Notes.

(3)
In the third and fourth quarters of 2009, the Company recorded a reduction to income tax expense of $12.1 million and $3.1 million, respectively, related to changes in state tax rates used to measure deferred taxes.

In the fourth quarter of 2008, the Company recorded a reduction in income tax benefit of $8.3 million resulting from the establishment of a valuation allowance related to certain deferred tax assets for which the realization in future years is not more likely than not. In the fourth quarter of 2006, the Company recorded a reduction in income tax expense of $7.0 million resulting from the favorable resolution of state tax items related to a prior non-recurring transaction.

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

        On the Closing Date, the Merger was completed, and each issued and outstanding share of ServiceMaster common stock, other than shares held by ServiceMaster or Holdings or their subsidiaries and shares held by stockholders who validly perfected their appraisal rights under Delaware law, was converted into the right to receive $15.625 in cash. Each share of ServiceMaster common stock owned by ServiceMaster, Holdings or Acquisition Co. or any of their respective direct or indirect wholly owned subsidiaries was cancelled and retired, and no consideration was paid in exchange for it.

        Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with the Equity Sponsors.

        Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150.0 million senior unsecured interim loan facility ("Interim Loan Facility"), (ii) borrowings under a new $2,650.0 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under, the Revolving Credit Facility.

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

        The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into a registration rights agreement (the "Registration Rights Agreement"), pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated on November 19, 2009.

Results of Operations

        Although ServiceMaster continued as the same legal entity after the Merger, the accompanying Consolidated Financial Statements are presented for two periods, Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The separate presentation is required under generally accepted accounting principles in the United States ("GAAP") when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of the assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. The Company refers to the operations of ServiceMaster for both the Predecessor and Successor periods. The Consolidated Statements of Financial Position as of December 31, 2009 and December 31, 2008 and the Consolidated Statements of Operations, Shareholder's Equity and Cash Flows for the years ended December 31, 2009 and 2008 and the period July 25, 2007 to December 31, 2007 reflect the financial position, operations and cash flows of the Successor. The Consolidated Statements of Operations, Shareholder's Equity and Cash Flows for the period January 1, 2007 to July 24, 2007 reflect the financial position, operations and cash flows of the Predecessor.

        The period to period comparisons of our results of operations have been prepared using the historical periods included in our financial statements. Accordingly, in this "Results of Operations" section, we compare the year ended December 31, 2009 to the year ended December 31, 2008. In addition, we compare the year ended December 31, 2008 to the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007.

Year ended December 31, 2009 compared with the year ended December 31, 2008

        The Company reported revenue of $3,240.1 million for the year ended December 31, 2009, a $71.4 million or 2.2 percent decrease compared to the year ended December 31, 2008. Revenue for the year ended December 31, 2008 was reduced by $34.1 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the year ended December 31, 2009 decreased $105.5 million, or 3.2 percent, from 2008 levels, driven by the results of our business units as described in our "Segment Review (Year ended December 31, 2009 compared with the year ended December 31, 2008)".

        Operating income was $257.2 million for the year ended December 31, 2009 compared to $197.8 million for the year ended December 31, 2008. Income from continuing operations before income taxes was $10.2 million for the year ended December 31, 2009 compared to a loss from continuing operations before income taxes of $160.2 million for the year ended December 31, 2008. The increase in income from continuing operations before income taxes of $170.4 million primarily reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments(1)	$33.7
Decreased interest expense(2)	47.9
Increased interest and net investment income(3)	17.1
Increased restructuring and Merger related charges(4)	(14.4)
Decreased non-cash trade name impairment(5)	32.1
Gain on extinguishment of debt(6)	46.1
Management fee(7)	(5.5)
Residual value guarantee charge(8)	(5.5)
Improved segment results(9)	18.9

$170.4

(1)
The net favorable impact of non-cash purchase accounting adjustments for the year ended December 31, 2009 compared to 2008 of $33.7 million consists primarily of decreased amortization of intangible assets of $13.3 million and a $34.1 million increase in revenue resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, offset, in part, by increased deferred customer acquisition expense of $14.1 million.

(2)
Represents a decrease in interest expense as a result of decreases in our weighted average interest rates and decreases in our average long-term debt balances as compared to 2008.

(3)
As further described in "Operating and Non-Operating Expenses", represents an increase in interest and net investment income.

(4)
Represents an increase in restructuring charges related to (i) a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) a branch optimization project at Terminix and (iii) Fast Forward and an increase in Merger related charges primarily related to certain legal matters and change in control severance.

(5)
Represents the difference between non-cash impairment charges of $28.0 million and $60.1 million recorded in the years ended December 31, 2009 and 2008, respectively, to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. See "Critical Accounting Policies and Estimates" for further details.

(6)
Represents the gain on extinguishment of debt recorded in the year ended December 31, 2009 related to the completion of open market purchases of $89.0 million in face value of the Company's Permanent Notes.

(7)
Represents the increase in management and consulting fees payable to certain related parties. A management fee is payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align the fee structure with current market rates. The full year management fee was applied in 2009.

  In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the termination of the existing consulting agreement between the Company and CD&R, if earlier. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million, to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $1.25 million for the year ended December 31, 2009.

(8)
Represents residual value guarantee charges related to a synthetic lease for operating properties that do not result in additional cash payments to exit the facility at the end of the lease term. In the third quarter of 2009, the Company determined that it was probable that the fair value of certain properties under operating leases would be below the guaranteed residual value at the end of the lease term. The Company's current estimate of this shortfall is $11.8 million, which will be expensed over the remainder of the lease term (expires July 24, 2010).

(9)
Represents a net increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, gain on extinguishment of debt, restructuring and Merger related charges, non-cash trade name impairment, residual value guarantee charge and management fee supported by the improved results at Terminix, American Home Shield, TruGreen LandCare and ServiceMaster Clean, offset, in part, by a decline in results at TruGreen LawnCare and Other Operations and Headquarters as described in our "Segment Review (Year ended December 31, 2009 compared with the year ended December 31, 2008)".

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 25 million gallons. Fuel costs, after the impacts of the hedges, decreased $7.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Based upon the hedges the Company has executed to date for 2010, as well as current Department of Energy fuel price forecasts, the Company would again expect an incremental favorable impact in 2010, currently projected at $15 million to $20 million.

        The Company experienced significant increases in its health care costs in 2009. In total, health care and related costs increased $13.6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. We expect to incur incremental aggregate health care costs in 2010 as compared to 2009 as a result of certain provisions of the Patient Protection and Affordable Care Act; however, as more details and guidance under this new law are communicated, the Company will assess the impact of this new law on its projected results of operations for 2010.

        Changes in short term interest rates have had a beneficial impact on the Company's business on both operating income (loss) and non-operating expense (income) by virtue of the effect on variable rate-based fleet and occupancy leases, offset, in part, by the negative effect on investment income. Short term interest rates have improved the Company's results of operations by approximately $46.2 million pre-tax for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Operating and Non-Operating Expenses

        The Company reported cost of services rendered and products sold of $1,913.3 million for the year ended December 31, 2009 compared to $2,024.2 million for the year ended December 31, 2008. Excluding the unfavorable non-cash reduction of revenue of $34.1 million for the year ended December 31, 2008 resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, as a percentage of revenue, these costs decreased to 59.1 percent for the year ended December 31, 2009 from 60.5 percent for the year ended December 31, 2008. This primarily reflects the impact of improved labor efficiency, lower vehicle fleet counts, reduced fuel costs, reduced fertilizer costs at TruGreen LawnCare, favorable termite damage claim trends at Terminix and the favorable impact of exiting certain fleet leases in 2008, offset, in part, by unfavorable trending in healthcare costs and a residual value guarantee charge.

        The Company reported selling and administrative expenses of $852.8 million for the year ended December 31, 2009 compared to $843.3 million for the year ended December 31, 2008. The year ended December 31, 2008 includes a $14.1 million (non-cash) decrease in selling and administrative expenses resulting from recording deferred customer acquisition costs at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs increased, as a percentage of revenue, to 26.3 percent for the year ended December 31, 2009 from 25.6 percent for the year ended December 31, 2008. This primarily reflects increased compensation charges for the Company resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change within interest and net investment (income) loss) and increased management fees, offset, in part, by lower overhead charges, improved sales labor efficiency and reduced provisions for incentive compensation.

        Amortization expense was $161.9 million for the year ended December 31, 2009 compared to $173.6 million for the year ended December 31, 2008. The decrease is a result of amortization being included in the year ended December 31, 2008 related to finite lived intangible assets recorded in connection with the Merger which had lives of one year or less and were fully amortized as of July 24, 2008.

        Non-operating expense totaled $246.9 million for the year ended December 31, 2009 compared to $357.9 million for the year ended December 31, 2008. The decrease is a result of a $46.1 million gain on extinguishment of debt, a $47.9 million decrease in interest expense, primarily resulting from decreases in our weighted-average interest rates and decreases in our average long-term debt balances, and a $17.1 million increase in interest and net investment income. Interest and net investment income (loss) was comprised of the following for the years ended December 31, 2009 and 2008:

	Year Ended Dec. 31,
(In thousands)	2009	2008
Realized gains(1)	$7,830	$8,277
Impairments of securities(2)	(5,854)	(16,478)
Deferred compensation trust(3)	1,964	(6,435)
Other(4)	3,139	4,584

Interest and net investment income (loss)	$7,079	$(10,052)

(1)
Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)
Represents other than temporary declines in the value of certain investments in the American Home Shield investment portfolio.

(3)
Represents investment income (loss) resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income (loss) from continuing operations before income taxes).

(4)
Represents a portion of the earnings generated by SMAC, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and interest income on other cash balances.

        The effective tax rate on income (loss) from continuing operations was a benefit of 43.0 percent for the year ended December 31, 2009 compared to a benefit of 23.9 percent for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2009 includes a reduction to income tax expense resulting from a change in the state tax rates used to measure state deferred taxes which more than offset state and Federal tax expense. The effective tax rate for the year ended December 31, 2008 includes a reduction in income tax benefit resulting from the establishment of a valuation allowance related to certain deferred tax assets for which the realization in future years is not more likely than not, unfavorable adjustments to liabilities related to federal and state uncertain tax positions related to prior years, and state tax expense.

Restructuring and Merger Related Charges

        Concurrent with the completion of the Merger, the Company engaged in a reorganization and restructuring of certain of its businesses and support functions known as Fast Forward. Among the purposes of Fast Forward was to eliminate layers and bureaucracy and simplify work processes in order to better align the Company's work processes around its operational and strategic objectives. Fast Forward involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield's call center located in Santa Rosa, California, the organization of certain corporate support functions into centers of excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of certain business activities that were previously handled internally, as well as other employee workforce reductions expected to result in cost-savings. The initiatives referred to as Fast Forward are substantially complete, and the Company has achieved its previously forecasted savings of $60 million pre-tax on an annualized basis. Most of these savings benefit the selling and administrative expenses line in the Consolidated Statement of Operations. Going forward, the Company will continue to evaluate its work processes and from time to time may make further changes to them in order to achieve operational efficiencies.

        As part of Fast Forward, on December 11, 2008, the Company entered into an agreement with International Business Machines Corporation ("IBM") pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008, and the services were phased in during the first half of 2009. In connection with the agreement, the Company eliminated approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company incurred charges related to, among other things, employee retention and severance costs, transition fees paid to IBM and other consulting fees. Almost all charges related to the agreement were cash charges and were expensed throughout the transition period. Such charges amounted to $9.9 million and $3.5 million, pre-tax, during 2009 and 2008, respectively. These charges were recorded as restructuring charges in the Consolidated Statements of Operations as incurred.

        In connection with Fast Forward, the Company incurred costs of $12.5 million and $10.8 million for the years ended December 31, 2009 and 2008, respectively, which included the costs described above. For the year ended December 31, 2009, these charges include transition fees paid to IBM of $7.6 million, consulting fees of $2.8 million and severance, lease termination and other costs of $2.1 million. For the year ended December 31, 2008, these charges include transition fees paid to IBM of $0.3 million, consulting fees of $5.3 million and severance, lease termination and other costs of $5.2 million.

        For the year ended December 31, 2009, TruGreen LawnCare recorded restructuring costs of $8.7 million relating to a reorganization of field leadership and a restructuring of branch operations. These costs included consulting fees of $6.3 million, severance costs of $0.9 million and lease termination and other costs of $1.5 million. In connection with the restructuring of branch operations, we expect to incur cash charges through the fourth quarter of 2010 related to, among other things, employee retention, severance costs and consulting fees. Such charges are expected to amount to $10.0 million, pre-tax, and will be recorded as restructuring charges in the Consolidated Statement of Operations.

        For the year ended December 31, 2009, Terminix recorded restructuring costs of $3.4 million relating to a branch optimization project. These costs included lease termination costs of $3.1 million and severance costs of $0.3 million.

        The results for the year ended December 31, 2008 include restructuring charges related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures and were expensed throughout the transition period. During the year ended December 31, 2008, the Company incurred $0.4 million relating to this relocation, which includes severance and other costs.

        The Company incurred Merger related charges of $2.3 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. These Merger related charges include investment banking, accounting, legal fees, legal settlements, change in control severance and other costs associated with the Merger.

Impairment of Trade Names

        During the fourth quarters of 2009 and 2008, the Company recorded non-cash impairment charges of $28.0 million and $60.1 million, respectively, to reduce the carrying value of trade names as a result of its annual impairment testing of goodwill and indefinite-lived intangible assets. See "Critical Accounting Policies and Estimates" for further details.

Key Performance Indicators

        The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of December 31,
	2009	2008	2007
TruGreen LawnCare—
Growth in Full Program Accounts	1%	1%	0%
Customer Retention Rate	68.1%	66.0%	65.5%
Terminix—
(Reduction) Growth in Pest Control Customers	(1)%	3%	2%
Pest Control Customer Retention Rate	78.5%	78.8%	78.1%
(Reduction) Growth in Termite Customers	(2)%	0%	1%
Termite Customer Retention Rate	85.7%	86.8%	87.6%
American Home Shield—
Growth (Reduction) in Home Service Contracts	0%	(1)%	6%
Customer Retention Rate	63.8%	61.8%	61.9%

Segment Review (Year ended December 31, 2009 compared with the year ended December 31, 2008)

        The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income (loss) from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

        The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company's performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company's financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company's cash flow or liquidity. "Adjusted EBITDA" means net income (loss) attributable to ServiceMaster before net income attributable to noncontrolling interests; net loss from discontinued operations; (benefit) provision for income taxes; other expense; gain on extinguishment of debt; interest expense and interest and net investment (income) loss; and depreciation and amortization expense; as well as adding back interest and net investment (income) loss, residual value guarantee charge and non-cash trade name impairment. "Comparable Operating Performance" is calculated by adding back to Adjusted EBITDA non-cash option and restricted stock expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

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

        The Company believes Comparable Operating Performance, which excludes the impact of purchase accounting and non-cash option and restricted stock expense adjustments, is useful to investors. The exclusion of the impact of these items facilitates a comparison of operating results from periods pre-dating the Merger transaction with the Equity Sponsors with periods subsequent to the Merger. The purchase accounting charges were not present prior to the Merger. In addition, charges relating to option and restricted stock expense prior to the Merger were computed under different plans and formulas than charges subsequent to the Merger. Moreover, such charges are non-cash and the exclusion of the impact of these items from Comparable Operating Performance allows investors to understand the current period results of operations of the business on a comparable basis with previous periods and, secondarily, gives the investors added insight into cash earnings available to service the Company's debt. We believe this to be of particular importance to the Company's public investors, which are debt holders. The Company also believes that the exclusion of the purchase accounting and non-cash option and restricted stock expense adjustments may provide an additional means for comparing the Company's performance to the performance of other companies by eliminating the impact of differently structured equity-based, long-term incentive plans (although care must be taken in making any such comparison, as there may be inconsistencies among companies in the manner of computing similarly titled financial measures).

        Adjusted EBITDA and Comparable Operating Performance are not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the methods of calculation.

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

  •
  Other companies in the Company's industries may calculate Adjusted EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures; and

  •
  Comparable Operating Performance does not include purchase accounting adjustments and option and restricted stock expense; the latter exclusion may cause the overall compensation cost of the business to be understated.

        Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands)	2009	2008
Operating Revenue:
TruGreen LawnCare	$1,048,936	$1,094,730	$501,830	$597,147
TruGreen LandCare	262,194	316,306	169,741	242,154
Terminix	1,089,072	1,093,922	445,760	645,700
American Home Shield	630,251	588,039	209,661	331,361
ServiceMaster Clean	125,614	129,798	55,390	68,183
Other Operations and Headquarters	84,012	88,637	39,976	49,845

Total Operating Revenue	$3,240,079	$3,311,432	$1,422,358	$1,934,390

Comparable Operating Performance:
TruGreen LawnCare	$172,118	$184,504	$102,296	$84,208
TruGreen LandCare	15,628	13,300	1,483	965
Terminix	235,350	218,997	74,047	120,057
American Home Shield	107,397	88,467	41,528	63,432
ServiceMaster Clean	57,549	54,851	20,336	26,297
Other Operations and Headquarters	(57,169)	(54,220)	(37,361)	(86,574)

Total Comparable Operating Performance	$530,873	$505,899	$202,329	$208,385

Memo: Items included in Comparable Operating Performance:
Restructuring charges and Merger related expenses(1)	$26,876	$12,495	$26,815	$58,350

Management fee(2)	$7,500	$2,000	$875	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$(270)	$(2,195)	$(6,382)	$(5,739)
Comparable Operating Performance of all other discontinued operations	(1,541)	1,980	(165)	326

Comparable Operating Performance of discontinued operations	$(1,811)	$(215)	$(6,547)	$(5,413)

(1)
Includes restructuring charges related to (i) a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) a branch optimization project at Terminix, (iii) Fast Forward, (iv) the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its former headquarters in Downers Grove, Illinois, and (v) organizational changes at TruGreen LandCare and Merger related charges.

(2)
Represents management and consulting fees payable to certain related parties. A management fee is payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align the fee structure with current market rates. The full year management fee was applied in 2009.

  In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $1.25 million for the year ended December 31, 2009.

        The following table presents reconciliations of operating income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Successor Year Ended Dec. 31, 2009
Operating income (loss)(1)	$58,568	$3,417	$172,447	$63,983	$48,604	$(89,862)	$257,157
Depreciation and amortization expense	87,527	11,462	63,129	41,657	8,213	14,290	226,278

EBITDA	146,095	14,879	235,576	105,640	56,817	(75,572)	483,435
Interest and net investment income(2)	—	—	—	1,976	144	4,959	7,079
Residual value guarantee charge(3)	4,726	—	—	—	588	147	5,461
Non-cash trade name impairment	21,400	1,400	—	—	—	5,200	28,000

Adjusted EBITDA	172,221	16,279	235,576	107,616	57,549	(65,266)	523,975
Non-cash option and restricted stock expense	—	—	—	—	—	8,097	8,097
Non-cash credits attributable to purchase accounting(4)	(103)	(651)	(226)	(219)	—	—	(1,199)

Comparable Operating Performance	$172,118	$15,628	$235,350	$107,397	$57,549	$(57,169)	530,873

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges(5)	$8,717	$194	$3,390	$147	$—	$14,428	$26,876

Management fee(6)	$—	$—	$—	$—	$—	$7,500	$7,500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$—	$(270)	$(270)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	—	(1,541)	(1,541)

Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$—	$(1,811)	$(1,811)

Successor Year Ended Dec. 31, 2008
Operating income (loss)(1)	$96,475	$1,385	$146,185	$23,806	$44,700	$(114,789)	$197,762
Depreciation and amortization expense	87,957	11,165	60,199	46,922	9,024	13,937	229,204

EBITDA	184,432	12,550	206,384	70,728	53,724	(100,852)	426,966
Interest and net investment (loss) income(2)	—	—	—	(8,201)	127	(1,978)	(10,052)
Non-cash trade name impairment	—	1,400	16,500	—	1,000	41,200	60,100

Adjusted EBITDA	184,432	13,950	222,884	62,527	54,851	(61,630)	477,014
Non-cash option and restricted stock expense	—	—	—	—	—	7,032	7,032
Non-cash charges (credits) attributable to purchase accounting(4)	72	(650)	(3,887)	25,940	—	378	21,853

Comparable Operating Performance	$184,504	$13,300	$218,997	$88,467	$54,851	$(54,220)	$505,899

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges(5)	$315	$337	$57	$729	$1,545	$9,512	$12,495

Management fee(6)	$—	$—	$—	$—	$—	$2,000	$2,000

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$—	$(2,195)	$(2,195)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	—	1,980	1,980

Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$—	$(215)	$(215)

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Successor Jul. 25, 2007 to Dec. 31, 2007
Operating income (loss)(1)	$42,156	$(6,351)	$49,216	$(20,764)	$16,363	$(47,380)	$33,240
Depreciation and amortization expense	88,628	5,928	28,543	22,038	3,971	6,533	155,641

EBITDA	130,784	(423)	77,759	1,274	20,334	(40,847)	188,881
Interest and net investment income (loss)(2)	—	—	—	(6,749)		3,186	(3,563)

Adjusted EBITDA	130,784	(423)	77,759	(5,475)	20,334	(37,661)	185,318
Non-cash option and restricted stock expense	—	—	—	—	—	300	300
Non-cash (credits) charges attributable to purchase accounting(4)	(28,488)	1,906	(3,712)	47,003	2	—	16,711

Comparable Operating Performance	$102,296	$1,483	$74,047	$41,528	$20,336	$(37,361)	$202,329

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges(5)	$405	$7,920	$76	$5,874	$191	$12,349	$26,815

Management fee(6)	$—	$—	$—	$—	$—	$875	$875

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$—	$(6,382)	$(6,382)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	—	(165)	(165)

Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$—	$(6,547)	$(6,547)

Predecessor Jan. 1, 2007 to Jul. 24, 2007
Operating income (loss)(1)	$75,656	$(2,206)	$109,461	$35,582	$25,400	$(99,961)	$143,932
Depreciation and amortization expense	8,552	3,171	10,596	3,687	786	5,622	32,414

EBITDA	84,208	965	120,057	39,269	26,186	(94,339)	176,346
Interest and net investment income(2)	—	—	—	24,163	111	4,350	28,624

Adjusted EBITDA	84,208	965	120,057	63,432	26,297	(89,989)	204,970
Non-cash option and restricted stock expense	—	—	—	—	—	3,415	3,415

Comparable Operating Performance	$84,208	$965	$120,057	$63,432	$26,297	$(86,574)	$208,385

Memo: Items included in Comparable Operating Performance
Restructuring charges and Merger related charges(5)	$—	$—	$—	$—	$—	$58,350	$58,350

Management fee(6)	$—	$—	$—	$—	$—	$—	$—

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of InStar	$—	$—	$—	$—	$—	$(5,739)	$(5,739)
Comparable Operating Performance of all other discontinued operations	—	—	—	—	—	326	326

Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$—	$(5,413)	$(5,413)

(1)
Presented below is a reconciliation of total segment operating income to net income (loss) attributable to ServiceMaster.

	Successor			Predecessor
	Year Ended December 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands)	2009	2008
Total Segment Operating Income	$257,157	$197,762	$33,240	$143,932
Non-operating Expense (Income):
Interest expense	299,377	347,231	177,938	31,643
Interest and net investment (income) loss	(7,079)	10,052	3,563	(28,624)
Gain on extinguishment of debt	(46,106)	—	—	—
Other expense	748	652	233	109

Income (Loss) from Continuing Operations before Income Taxes	10,217	(160,173)	(148,494)	140,804
(Benefit) provision for income taxes	(4,390)	(38,300)	(52,182)	51,692

Income (Loss) from Continuing Operations	14,607	(121,873)	(96,312)	89,112
Loss from discontinued operations, net of income taxes	(1,112)	(4,526)	(27,208)	(4,588)

Net Income (Loss)	13,495	(126,399)	(123,520)	84,524
Net Income attributable to noncontrolling interests	—	—	—	3,423

Net Income (Loss) attributable to ServiceMaster	$13,495	$(126,399)	$(123,520)	$81,101

(2)
Interest and net investment (income) loss is primarily comprised of investment income and realized (gain) loss on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $256.5 million as of December 31, 2009. American Home Shield interest and net investment (income) loss was ($2.0) million for the year ended December 31, 2009, $8.2 million for the year ended December 31, 2008, $6.7 million for the Successor period from July 25, 2007 to December 31, 2007 and ($24.2) million for the Predecessor period from January 1, 2007 to July 24, 2007. The balance of interest and net investment income primarily relates to (i) a portion of the earnings generated by SMAC; (ii) investment (income) loss from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income (loss) from continuing operations before income taxes); and (iii) interest income on other cash balances.

(3)
Includes residual value guarantee charges that do not result in additional cash payments to exit the facility at the end of the lease term. In the third quarter of 2009, the Company determined that it was probable that the fair value of certain properties under operating leases would be below the guaranteed residual value at the end of the lease term. The Company's current estimate of this shortfall is $11.8 million, which will be expensed over the remainder of the lease term (expires July 24, 2010).

(4)
The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)
Includes restructuring charges related to (i) a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) a branch optimization project at Terminix, (iii) Fast Forward, (iv) the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its former headquarters in Downers Grove, Illinois, and (v) organizational changes at TruGreen LandCare and Merger related charges.

(6)
Represents management and consulting fees payable to certain related parties. A management fee is payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align the fee structure with current market rates. The full year management fee was applied in 2009.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $1.25 million for the year ended December 31, 2009.

(7)
The table included in "Discontinued Operations" below presents reconciliations of operating loss, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

TruGreen LawnCare Segment

        The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported a 4.2 percent decrease in revenue, a 39.3 percent decrease in operating income and a 6.7 percent decrease in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. The revenue results were adversely impacted by soft consumer demand and $14.3 million of incremental discounts offered on full program accounts in 2009 designed to offset the impacts of a difficult economic environment. Customer counts at December 31, 2009 were 0.9 percent higher than last year's level due primarily to a 210 basis point improvement in the customer retention rate, offset, in part, by a decline in new unit sales in the first and second quarter. TruGreen LawnCare is continuing its efforts to improve customer retention by focusing on the overall quality of service delivery, including the lawn quality audit program, the reduction of lawn specialist turnover and the continued improvement of overall communication with customers.

        TruGreen LawnCare's Comparable Operating Performance declined $12.4 million for the year ended December 31, 2009 compared to 2008, which includes the impact of $8.4 million of restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. TruGreen LawnCare's Comparable Operating Performance also reflects increased sales and marketing expenses, unfavorable trending in health care costs, and increased overhead expenses, offset, in part, by improved management of seasonal staffing of production labor, reduced fuel and fertilizer costs and a $15.7 million reduction in vehicle lease expense driven by lower vehicle fleet counts and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

TruGreen LandCare Segment

        The TruGreen LandCare segment, which includes landscape maintenance services, reported a 17.1 percent decrease in revenue, a 146.7 percent increase in operating income and a 17.5 percent increase in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. The decline in revenue included a 12.4 percent decline in base contract maintenance revenue and a 26.9 percent decline in enhancement revenue. Revenue in the first quarter of 2009 was adversely impacted by TruGreen LandCare's continued efforts to improve the quality of its customer mix by pruning less profitable jobs, implementing stricter pricing on new sales and increasing the average size of new proposals and sales. In addition, revenue trends were adversely impacted by soft consumer demand and pricing concessions.

        TruGreen LandCare's Comparable Operating Performance increased $2.3 million for the year ended December 31, 2009 compared to 2008, which reflects improved materials management, reduced branch administrative and corporate overhead spending, reduced sales and marketing expenses and a $3.7 million reduction in vehicle lease expense driven by lower vehicle fleet counts and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008. These factors were offset, in part, by unfavorable trending in health care costs and increased fuel costs.

Terminix Segment

        The Terminix segment, which includes termite and pest control services, reported comparable revenue for the year ended December 31, 2009 compared to 2008. Revenue for the year ended December 31, 2008 was reduced by $3.3 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the year ended December 31, 2009 reflected a 0.7 percent decrease as compared to 2008. Despite the decline in revenue, Terminix reported an 18.0 percent increase in operating income and a 7.5 percent increase in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. The segment's overall revenue results, excluding the impact of purchase accounting, reflected modest growth in pest control revenues offset by a decline in revenue from termite contract renewals and termite completions. Pest control revenues increased 1.6 percent for the year ended December 31, 2009 compared to 2008, reflecting improved price realization, offset, in part, by a decline in customer counts. The decline in customer counts was driven by a decline in new unit sales and a 30 basis point decline in customer retention. A 2.4 percent decrease in termite renewal revenues for the year ended December 31, 2009 compared to 2008 was due to a 110 basis point decline in termite customer retention. Revenue from termite completions declined 4.9 percent for the year ended December 31, 2009 compared to 2008, due to reduced average pricing on new termite treatments. Trends in retention and new unit sales were adversely impacted by soft consumer demand.

        Terminix's Comparable Operating Performance increased $16.4 million for the year ended December 31, 2009 compared to 2008, which includes the impact of $3.3 million of restructuring charges in 2009 related to a branch optimization program. Terminix's Comparable Operating Performance also reflects favorable termite damage claims trends, effective management of seasonal staffing of production and sales labor, reduced fuel costs and overhead spending and a $5.9 million reduction in vehicle lease expense driven by lower vehicle fleet counts and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008. The factors were offset, in part, by unfavorable trending in health care costs.

American Home Shield Segment

        The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning ("HVAC"), plumbing and other systems and appliances, reported a 7.2 percent increase in revenue for the year ended December 31, 2009 compared to 2008. Revenue for the year ended December 31, 2008 was reduced by $30.8 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the year ended December 31, 2009 reflected a 1.8 percent increase as compared to 2008. American Home Shield reported a 168.8 percent increase in operating income and a 21.4 percent increase in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. Trends in revenue reflect improved price realization. Customer counts are comparable to 2008, reflecting a 2.1 percent decline in new unit sales, offset by a 200 basis point improvement in customer retention. American Home Shield's sales in the real estate market in the first and second quarter were significantly impacted by the continued softness in the home resale market throughout most of the country; however, this was offset, in part, by increased sales in the real estate market in the third and fourth quarters.

        American Home Shield's Comparable Operating Performance increased $18.9 million for the year ended December 31, 2009 compared to 2008, which includes a $10.2 million increase in interest and net investment income from the American Home Shield investment portfolio (primarily reflecting reductions in impairments of securities). American Home Shield's Comparable Operating Performance also reflects a decline in sales and marketing costs, offset, in part, by unfavorable trending in health care costs.

ServiceMaster Clean Segment

        The ServiceMaster Clean segment, which provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 3.2 percent decrease in revenue, an 8.7 percent increase in operating income and a 4.9 percent increase in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. Trends in revenue reflect a decline in product sales, primarily to franchisees, offset, in part, by increases in disaster restoration services and other franchise revenues.

        ServiceMaster Clean's Comparable Operating Performance increased $2.7 million for the year ended December 31, 2009 compared to 2008, which includes a $1.5 million decrease in restructuring charges compared to 2008. ServiceMaster Clean's Comparable Operating Performance also reflects reduced corporate overhead spending.

Other Operations and Headquarters Segment

        This segment includes the operations of Merry Maids, SMAC and the Company's headquarters functions. The segment reported a 5.2 percent decrease in revenue, a 21.7 percent improvement in operating loss and a 5.4 percent decrease in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. The Merry Maids operations reported a 5.5 percent decrease in revenue for the year ended December 31, 2009 compared to 2008. Trends in revenue were adversely impacted by soft consumer demand. The segment's Comparable Operating Performance declined $2.9 million for the year ended December 31, 2009 compared to 2008, which includes the impacts of a $4.9 million increase in restructuring and Merger related charges primarily related to Fast Forward, a $5.5 million increase in management fees related to the consulting agreements executed in 2009 and unfavorable health care costs, offset, in part, by a $6.9 million increase in interest and net investment income, reduced provisions for incentive compensation and reduced overhead spending. The Merry Maids operations reported a 5.3 percent increase in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008, which also includes reduced overhead spending.

Discontinued Operations

        The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to Adjusted EBITDA and Comparable Operating Performance for the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to

December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 are as follows:

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands)	2009	2008
Operating loss	$(1,811)	$(215)	$(8,833)	$(7,617)
Interest expense	—	(73)	(34)	(38)
Impairment charge	—	(6,317)	(31,006)	—

Loss from discontinued operations, before incomes taxes	(1,811)	(6,605)	(39,873)	(7,655)
Benefit from income taxes	(699)	(2,618)	(12,665)	(3,067)
Loss on sale, net of tax	—	(539)	—	—

Loss from discontinued operations, net of income taxes	$(1,112)	$(4,526)	$(27,208)	$(4,588)

Operating loss	$(1,811)	$(215)	$(8,833)	$(7,617)
Depreciation and amortization expense	—	—	2,286	2,204

EBITDA	(1,811)	(215)	(6,547)	(5,413)
Interest and net investment income	—	—	—	—

Adjusted EBITDA	(1,811)	(215)	(6,547)	(5,413)
Non-cash option and restricted stock expense	—	—	—	—
Non-cash charges attributable to purchase accounting	—	—	—	—

Comparable Operating Performance	$(1,811)	$(215)	$(6,547)	$(5,413)

        In the fourth quarter of 2007, management of the Company concluded that InStar did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. InStar provided disaster response and reconstruction services to primarily commercial customers and was previously reported as part of the Company's Other Operations and Headquarters segment. As a result of the decision to sell this business, an $18.1 million impairment charge ($12.3 million, net of tax) was recorded in "loss from discontinued operations, net of income taxes" in the fourth quarter of 2007 to reduce the carrying value of InStar's long-lived assets to their fair value less cost to sell. This charge was in addition to a $12.9 million ($8.8 million, net of tax) goodwill impairment charge.

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

Year ended December 31, 2008 compared with the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007

        The Company reported revenue of $3,311.4 million for the year ended December 31, 2008, a $45.3 million or 1.3 percent decrease compared to the combined Successor period from July 25, 2007 to December 31, 2007 and Predecessor period from January 1, 2007 to July 24, 2007. Revenue for the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007 was reduced by $34.1 million (non-cash) and $60.6 million (non-cash), respectively, resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the year ended December 31, 2008 decreased $71.8 million, or 2.1 percent, from 2007 levels, driven by the results of our business units as described in our "Segment Review (Year ended December 31, 2008 compared with the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007)".

        Operating income was $197.8 million for the year ended December 31, 2008 compared to $33.2 million for the Successor period from July 25, 2007 to December 31, 2007 and $143.9 million for the Predecessor period from January 1, 2007 to July 24, 2007. (Loss) income from continuing operations before income taxes was ($160.2) million for the year ended December 31, 2008 compared to ($148.5) million and $140.8 million for the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. The increase in loss from continuing operations before income taxes of $152.5 million primarily reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments(1)	$(49.0)
Increased interest expense(2)	(137.7)
Decreased interest and net investment income(3)	(35.1)
Decreased Merger related charges(4)	41.0
Decreased restructuring charges(5)	31.7
Non-cash trade name impairment(6)	(60.1)
Improved segment results(7)	56.7

$(152.5)

(1)
The net unfavorable impact of non-cash purchase accounting adjustments for the year ended December 31, 2008 of $49.0 million consists primarily of increased amortization of intangible assets of $36.0 million and increased customer acquisition expense of $39.5 million, offset, in part, by a $26.5 million increase in revenue.

(2)
Represents an increase in interest expense as a result of the new debt structure entered into upon the completion of the Transactions.

(3)
As further described in "Operating and Non-Operating Expenses", represents a decrease in interest and net investment income.

(4)
Represents a decrease in charges related to the Merger which cannot be capitalized as part of the purchase cost for financial reporting purposes.

(5)
Represents a decrease in restructuring charges primarily resulting from completion of the consolidation of the Company's corporate headquarters into its operations support center in Memphis, Tennessee and completion of significant aspects of TruGreen LandCare's organizational changes.

(6)
Represents a non-cash impairment charge of $60.1 million recorded in the year ended December 31, 2008 to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. See "Critical Accounting Policies and Estimates" for further details.

(7)
Represents a net increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, Merger related charges, restructuring charges and non-cash trade name impairment supported by the improved results at Terminix, TruGreen LandCare,

  American Home Shield, ServiceMaster Clean and Other Operations and Headquarters as described in our "Segment Review (Year ended December 31, 2008 compared with the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007)".

        The Company experienced significant increases in its fuel costs in the first nine months of 2008. The Company's fleet, which consumes approximately 25 million gallons of fuel on an annual basis, continued to be negatively impacted by significant increases in oil prices. Historically, the Company has hedged a significant portion of its estimated annual fuel usage. Fuel costs, after the impacts of the hedges, increased $9.8 million for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007.

        Health care costs experienced strong inflationary pressures for the year ended December 31, 2008. In total, health care and related costs increased $9.2 million for the year ended December 31, 2008 as compared to the combined periods for the year ended December 31, 2007.

        Changes in short term interest rates had a beneficial impact on the Company's business on both operating income (loss) and non-operating expense (income) by virtue of the effect on variable rate-based fleet and occupancy leases which was offset, in part, by the negative effect on investment income. Short term interest rates improved the Company's results of operations by $26.5 million pre-tax for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007.

Operating and Non-Operating Expenses

        The Company reported cost of services rendered and products sold of $2,024.2 million for the year ended December 31, 2008 compared to $898.5 million and $1,196.3 million for the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. The year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007 include an $0.8 million (non-cash) and $10.1 million (non-cash) decrease, respectively, in cost of services rendered and products sold from recording deferred costs of services at their fair value in connection with purchase accounting. Excluding the impact of purchase accounting, these costs decreased as a percentage of revenue to 60.5 percent for the year ended December 31, 2008 from 61.6 percent for the combined periods for year ended December 31, 2007. This decrease primarily reflects the impact of improved labor efficiency at Terminix, offset, in part, by increases in fuel, fertilizer, healthcare and other factor costs throughout the enterprise.

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

        Non-operating expense totaled $357.9 million for the year ended December 31, 2008 compared to $181.7 million and $3.1 million for the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. This change includes a $137.7 million increase in interest expense for the year ended December 31, 2008 as compared to the combined periods for the year ended December 31, 2007, primarily resulting from the increased debt levels related to the Merger, and a $35.1 million decrease in interest and investment income for the year ended December 31, 2008 as compared to the combined periods for the year ended December 31, 2007. Interest and net investment income was comprised of the following for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007:

	Successor		Predecessor
(In thousands)	Year Ended Dec. 31, 2008	Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
Realized gains(1)	$8,277	$4,187	$25,091
Impairments of securities(2)	(16,478)	(10,936)	(928)
Deferred compensation trust(3)	(6,435)	(2,402)	2,880
Other(4)	4,584	5,588	1,581

Interest and net investment (loss) income	$(10,052)	$(3,563)	$28,624

(1)
Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)
Represents other than temporary declines in the value of certain investments in the American Home Shield investment portfolio.

(3)
Represents investment (loss) income resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income (loss) from continuing operations before income taxes).

(4)
Represents a portion of the earnings generated by SMAC, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and interest income on other cash balances.

        The effective tax rate on income (loss) from continuing operations was a benefit of 23.9 percent for the year ended December 31, 2008 compared to a benefit of 35.1 percent for the Successor period from July 25, 2007 to December 31, 2007 and an expense of 36.7 percent for the Predecessor period from January 1, 2007 to July 24, 2007. The effective tax rate for the year ended December 31, 2008 includes a reduction in income tax benefit resulting from the establishment of a valuation allowance related to certain deferred tax assets for which the realization in future years is not more likely than not as well as unfavorable adjustments to liabilities related to federal and state uncertain tax positions recorded in prior years.

Restructuring and Merger Related Charges

        In connection with Fast Forward, the Company incurred costs of $10.5 million and $9.8 million for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007, respectively. Such costs include lease termination and other costs related to closing the Santa Rosa call center of $0.5 million and $3.7 million for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007, respectively; and severance and other costs of $10.0 million and $6.1 million for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007, respectively.

        The restructuring charges for the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007 include $0.3 million and $7.9 million, respectively, of charges, primarily severance costs, related to organizational changes made within the TruGreen LandCare operations.

        The results for the Successor period ended December 31, 2007 and the Predecessor period ended July 24, 2007 also include restructuring charges related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures, and these costs were expensed throughout the transition period. In the Successor period from July 25, 2007 to December 31, 2007, the Company recognized charges of $8.3 million, which consisted of $6.0 million of employee retention and severance and $2.3 million of recruiting and related costs. In the Predecessor period from January 1, 2007 to July 24, 2007, the Company recognized charges of $16.9 million, which consisted of $12.8 million of employee retention and severance and $4.1 million of recruiting and related costs. During the year ended December 31, 2008, the Company recorded additional expense of $0.4 million relating to this relocation, which includes additional severance and other costs.

        The Company incurred Merger related expenses totaling $1.2 million for the year ended December 31, 2008 compared to $0.8 million for the Successor period from July 25, 2007 to December 31, 2007 and $41.4 million for the Predecessor period from January 1, 2007 to July 24, 2007. These Merger related charges include investment banking, accounting, legal fees, legal settlements, change in control severance and other costs associated with the Merger.

Impairment of Trade Names

        During the fourth quarter of 2008, the Company recorded a non-cash impairment charge of $60.1 million to reduce the carrying value of trade names as a result of its annual impairment testing of goodwill and indefinite-lived intangible assets. See "Critical Accounting Policies and Estimates" for further details.

Segment Review (Year ended December 31, 2008 compared with the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007)

        The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income (loss) from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

TruGreen LawnCare Segment

        The TruGreen LawnCare segment reported a 0.4 percent decrease in revenue, an 18.1 percent decrease in operating income and a 1.1 percent decrease in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. The revenue results were adversely impacted by soft consumer demand and poor weather in early 2008, offset, in part, by additional seasonal sales of ice-melt materials, improved price realization and increased customer counts. Customer counts at December 31, 2008 were 1.0 percent higher than last year's level due to improved customer retention and the impact of acquisitions. The trends in new sales were positively affected by an increased focus on selling full programs in the third and fourth quarter as opposed to focusing on partial program sales and expanded services outside of our peak season. The customer retention rate improved 50 basis points over last year.

        The 1.1 percent decrease in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007 reflects increased fuel and fertilizer costs, offset, in part, by corporate overhead savings and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

TruGreen LandCare Segment

        The TruGreen LandCare segment reported a 23.2 percent decrease in revenue, a 116.2 percent increase in operating income and a 443.3 percent increase in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. The decline in revenue included a 20.7 percent decline in base contract maintenance revenue, a 25.5 percent decrease in enhancement revenue and a 38.2 percent decline in snow removal service revenue. The revenue comparison was adversely impacted by branch closures completed during the third and fourth quarters of 2007, as well as the impacts of TruGreen LandCare's efforts to improve the quality of its customer base with a better customer mix by pruning less profitable jobs, implementing stricter pricing on new sales, and increasing the average size of new proposals and sales. In addition, new sales and enhancement revenue trends were adversely impacted by soft consumer demand in 2008.

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

Terminix Segment

        The Terminix segment reported a 0.2 percent increase in revenue for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. Revenue for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007 was reduced by $3.3 million (non-cash) and $5.3 million (non-cash), respectively, as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the year ended December 31, 2008 was comparable to the combined periods for the year ended December 31, 2007. Terminix reported a 7.9 percent decrease in operating income and a 12.8 percent increase in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. The segment's overall revenue results, excluding the impact of purchase accounting, reflected modest growth in pest control revenues, offset by declines in revenue from termite completions and termite contract renewals. Pest control revenues increased 2.5 percent for the year ended December 31, 2008 as compared to the combined periods for the year ended December 31, 2007, as the impact of acquisitions and price realization more than offset a decrease in new unit sales. A 0.2 percent decrease in termite renewal revenues for the year ended December 31, 2008 was due to an 80 basis point reduction in termite customer retention, offset, in part, by improved price realization. Revenue from termite completions declined 4.3 percent for the year ended December 31, 2008, due to softer consumer demand for services and due to reduced average pricing on new termite treatments.

        The growth in operating income and Comparable Operating Performance reflects lower termite materials costs, effective management of seasonal staffing of production and sales labor, lower vehicle fleet counts and reduced overhead spending, offset, in part, by increased fuel costs.

American Home Shield Segment

        The American Home Shield segment reported an 8.7 percent increase in revenue for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. Revenue for the year ended December 31, 2008 and for the Successor period from July 25, 2007 to December 31, 2007 was reduced by $30.8 million (non-cash) and $55.3 million (non-cash), respectively, as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue increased 3.8 percent for the year ended December 31, 2008 over the combined periods for the year ended December 31, 2007. The annual value of service contracts written increased 2.5 percent, which is comprised of a 3.8 percent increase in average price per contract, offset, in part, by a 1.3 percent decline in total new contract and renewal sales units. New contract and renewal sales units are reported as earned revenue over the subsequent twelve-month contract period. This decline in sales units is primarily comprised of a 17.9 percent decrease in sales in the real estate market, offset, in part, by a 4.8 percent increase in renewal sales. American Home Shield's sales in the real estate market were significantly impacted by the continued softness in the home resale market throughout most of the country.

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

ServiceMaster Clean Segment

        The ServiceMaster Clean segment reported a 5.0 percent increase in revenue, a 7.0 percent increase in operating income and a 17.6 percent increase in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. Trends in revenue reflect increases in franchise revenues, offset, in part, by declines in disaster restoration services and product sales, primarily to franchisees.

        ServiceMaster Clean's Comparable Operating Performance increased $8.2 million for the year ended December 31, 2008 compared to the combined periods for the year ended December 31,

2007. ServiceMaster Clean's Comparable Operating Performance also reflects reduced corporate overhead spending, offset, in part, by a $1.4 million increase in restructuring charges.

Other Operations and Headquarters Segment

        This segment includes the operations of Merry Maids, SMAC and the Company's headquarters functions. The segment reported a 1.3 percent decrease in revenue, a 22.1 percent improvement in operating loss and a 56.3 percent increase in Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. The Merry Maids operations reported comparable revenue for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007. The segment's Comparable Operating Performance increased $69.7 million, which includes the impacts of a $61.2 million decrease in restructuring and Merger related charges and lower functional support costs, offset, in part, by a $1.1 million increase in management fees and a $9.5 million decrease in interest and net investment income. The Merry Maids operations reported comparable Comparable Operating Performance for the year ended December 31, 2008 compared to the combined periods for the year ended December 31, 2007.

Discontinued Operations

        See "Discontinued Operations" in the "Segment Review (Year ended December 31, 2009 compared with the year ended December 31, 2008").

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

Cash Flows from Operating Activities from Continuing Operations

        Net cash provided from operating activities from continuing operations increased $30.1 million to $192.2 million for the year ended December 31, 2009 compared to $162.1 million for the year ended December 31, 2008.

        Net cash provided from operating activities in 2009 was comprised of $258.1 million in earnings adjusted for non-cash charges, cash payments related to restructuring charges, and by a $41.8 million increase in cash required for working capital. The increase in working capital requirements for the year ended December 31, 2009 was driven primarily by reductions in accrued interest due to changes in the timing of interest payments on the Term Facilities, reductions in reserve levels under certain of our self-insurance programs, decreased accruals for incentive compensation and a change in the timing of payments to our vendors.

        Net cash provided from operating activities in 2008 was comprised of $163.8 million in earnings adjusted for non-cash charges, cash payments related to restructuring charges, and by an $18.3 million decrease in cash required for working capital. The decrease in working capital requirements for the year ended December 31, 2008 was driven primarily by increases in accrued interest due to changes in the timing of interest payments on the Permanent Notes, reductions in reserve levels for certain legal matters, decreased accruals for incentive compensation, a change in the timing of payments to our vendors and non-cash purchase accounting adjustments recorded in connection with the Merger.

Cash Flows from Investing Activities from Continuing Operations

        Net cash used for investing activities from continuing operations was $87.5 million for the year ended December 31, 2009 compared to $74.6 million for the year ended December 31, 2008 and included $1.7 million and $27.1 million paid in connection with the Merger for the years ended December 31, 2009 and 2008, respectively. Amounts paid in connection with the Merger in 2009 and 2008 were primarily related to payments under change in control severance agreements.

        Capital expenditures decreased to $62.5 million for the year ended December 31, 2009 from $88.1 million for the year ended December 31, 2008 and included vehicle purchases of $30.8 million, recurring capital needs and information technology projects. Capital expenditures in 2008 included $52.9 million to acquire assets in connection with exiting certain fleet leases. The Company anticipates that capital expenditures, excluding vehicle fleet purchases, for the full year 2010 will range from $55.0 million to $65.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. The Company's primary vehicle fleet lessor elected not to renew its agreement with the Company, which expired December 21, 2008. We expect to fulfill our ongoing vehicle fleet needs through direct purchases of vehicles. The Company's capital requirement for fleet vehicles in 2010 is expected to range from $50.0 million to $60.0 million. The Company expects to make cash payments of $65.2 million in 2010 in connection with exiting certain real estate leases. The Company has no additional material capital commitments at this time.

        Cash payment for acquisitions, excluding the Merger, for the year ended December 31, 2009 totaled $32.6 million, compared with $60.8 million for the year ended December 31, 2008. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at Terminix, TruGreen LawnCare and Merry Maids.

        The change in notes receivable, financial investments and securities for the years ended December 31, 2009 and 2008 reflects the decrease in net sales of certain marketable securities. In 2008, sales of marketable securities included, among other things, the sale of marketable securities at American Home Shield due, in part, to lowering the amount of excess reserves over minimum statutory reserve requirements in certain states in accordance with our investment policy, reduced statutory reserve requirements and the sale of certain marketable securities and the subsequent investment in repurchase agreements in an effort to limit our exposure to changing market conditions.

Cash Flows from Financing Activities from Continuing Operations

        Net cash used for financing activities from continuing operations was $253.3 million for the year ended December 31, 2009 compared to net cash provided from financing activities from continuing operations of $89.0 million for the year ended December 31, 2008. During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of the Permanent Notes for a cost of $41.0 million. The Company also made repayments of $165.0 million under the Revolving Credit Facility and made scheduled principal payments of long-term debt of $46.9 million during the year ended December 31, 2009. During the year ended December 31, 2008, the Company had borrowings of $347.0 million and made repayments of $182.0 million under our Revolving Credit Facility. In September 2008, the Company borrowed $165.0 million under the Revolving Credit Facility and transferred $10.0 million of interests under its accounts receivable securitization arrangement to increase the Company's cash position to preserve its financial flexibility in light of the uncertainty in the credit markets at that time. The Company also made scheduled principal payments of long-term debt of $59.0 million and paid debt issuance costs of $27.0 million in the year ended December 31, 2008.

Liquidity

        Following the completion of the Merger, the Company is highly leveraged, and a very substantial portion of the Company's liquidity needs arise from debt service on indebtedness incurred in connection with the Merger and from funding the Company's operations, working capital and capital expenditures. Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under the Interim Loan Facility, (ii) borrowings under a new $2,650.0 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under, the $500.0 million Revolving Credit Facility.

        The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2009.

        The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into the Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated on November 19, 2009.

        Through July 15, 2011, the Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Permanent Notes entirely in cash ("Cash Interest"), entirely as PIK Interest or 50 percent as Cash Interest and 50 percent as PIK Interest. Interest payable after July 15, 2011 is payable entirely as Cash Interest. All interest payments due through January 2010 were paid entirely as Cash Interest. The Company has elected to pay all interest payable in 2010 entirely as Cash Interest.

        Cash and short- and long-term marketable securities totaled $385.6 million at December 31, 2009, compared with $538.6 million at December 31, 2008. $256.5 million and $244.5 million of the cash and short- and long-term marketable securities balance as of December 31, 2009 and 2008, respectively, are associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield's investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, which could enhance our liquidity.

        A portion of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. At December 31, 2009, the Company's residual value guarantees related to the leased assets totaled $78.4 million for which the Company has recorded the estimated fair value of these guarantees of $1.6 million in the Consolidated Statements of Financial Position.

        The Company maintains lease facilities with banks totaling $65.2 million, which provide for the financing of branch properties to be leased by the Company. At December 31, 2009, $65.2 million was funded under these facilities. $12.5 million of these leases are accounted for as capital leases and have been included on the balance sheet as assets with related debt as of December 31, 2009. The balance of the funded amount is accounted for as operating leases. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. This $22.0 million investment is included in other assets in the Consolidated Statements of Financial Position, and will be returned to the Company at the end of the lease term. The operating lease and capital lease classifications of these leases did not change as a result of the modifications. No later than 120 days prior to the end of the lease term, the Company must exercise one of the following three options related to the leased properties: (1) negotiate an extension to the current leasing arrangement; (2) return the properties to the lessor; or (3) purchase the properties for $65.2 million, the total amount funded under the lease facilities. If the properties are returned to the lessor, the lessor will sell the properties and the Company will be obligated to pay the lessor for any shortfall between the sales proceeds and the amount funded under the lease facilities up to 73 percent of the fair market value of the properties at the commencement of the lease pursuant to a residual value guarantee. In March 2010, the Company elected the third option noted above and will purchase the properties for $65.2 million at the end of the lease term.

        In the third quarter of 2009, the Company determined that it was probable that the fair value of the properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company's current estimate of this shortfall is $11.8 million, which will be expensed over the remainder of the lease term. The Company recorded a charge of $5.5 million in the year ended December 31, 2009 related to this shortfall and will expense the remaining $6.3 million over the remainder of the lease term, which expires July 24, 2010. There was no similar charge in any prior period.

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

        Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of December 31, 2009, the fair value of the Company's fuel swap contracts was an asset of $6.9 million and the Company posted $2.5 million in letters of credit as collateral for these contracts, none of which were issued under the Company's Revolving Credit Facility. The continued

use of letters of credit for this purpose could limit the Company's ability to post letters of credit for other purposes and could limit the Company's borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

        The Company's ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement (discussed below). We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of December 31, 2009, the Company had $500.0 million of remaining capacity available under the Revolving Credit Facility and $26.0 million of remaining capacity under the accounts receivable securitization arrangement.

        The Company may from time to time repurchase or otherwise retire the Company's debt and take other steps to reduce the Company's debt or otherwise improve the Company's financial position. These actions may include open market debt repurchases, negotiated repurchases and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company's debt from time to time, the Company's cash position and other considerations. Affiliates of the Company may also purchase the Company's debt from time to time, through open market purchases or other transactions. In such cases, the Company's debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt and the Company would continue to reflect the debt as outstanding in its Consolidated Statements of Financial Position.

        The Company was advised by Holdings that, during the first quarter of 2009, Holdings completed open market purchases of $11.0 million in face value of the Permanent Notes for a cost of $4.5 million. As of December 31, 2009, Holdings has completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. During the years ended December 31, 2009 and 2008, the Company recorded interest expense of $6.9 million and $0.4 million, respectively, related to Permanent Notes held by Holdings. During the year ended December 31, 2009, the Company made cash payments to Holdings in the amount of $6.5 million. There were no cash payments by the Company to Holdings in 2008. Interest accrued by the Company and payable to Holdings as of December 31, 2009 and 2008 amounted to $3.2 million and $2.8 million, respectively ($2.4 million of the accrued interest payable to Holdings at December 31, 2009 was acquired by Holdings in their open market purchases).

        During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of its Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a gain on extinguishment of debt of $46.1 million in its Consolidated Statements of Operations in the first quarter of 2009 related to these retirements. Included in the gain on extinguishment of debt are write offs of unamortized debt issuance costs related to the extinguished debt of $1.9 million.

        In September 2008, in light of the uncertainty in the credit and financial markets at that time, the Company borrowed $165.0 million under its existing $500.0 million Revolving Credit Facility to increase its cash position to preserve financial flexibility. The Company invested $125.0 million of the borrowings in money market funds which were invested in short term U.S. Government securities and placed the remaining borrowings in a money market account used to fund working capital needs. On July 22, 2009, the Company liquidated its investments in these money market funds and used the proceeds to make a repayment of $125.0 million under the Revolving Credit Facility. Additionally, on December 21, 2009, the Company repaid the outstanding amount of $40.0 million.

        The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC ("Funding"), the Company's wholly owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement ("Purchasers"). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of December 31, 2009, the amount of eligible receivables was approximately $36.0 million.

        The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company may be reduced or eliminated. As part of the annual renewal of the facility, which occurred on July 21, 2009, this Purchaser agreed to continue its participation in the arrangement at least through July 20, 2010.

        During the year ended December 31, 2009, there were no transfers of interests in the pool of accounts receivable to Purchasers under this arrangement. During the third quarter of 2008, an interest in the pool of accounts receivable was transferred to a third party in exchange for $10.0 million. As of December 31, 2009 and 2008, the Company had $10.0 million outstanding under the arrangement and had $26.0 million of remaining capacity available under the accounts receivable securitization arrangement at December 31, 2009.

        As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home service and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of 10 percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $256.5 million as of December 31, 2009, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, $204.2 million is held by our home service and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations were in effect throughout 2009 and similar limitations will be in effect in 2010. The remainder of the $256.5 million, or $52.3 million, is related to amounts that the Company's management does not consider readily available to be used to service the Company's indebtedness due, among other reasons, to the Company's cash management practices and working capital needs at various subsidiaries.

        The following table presents the Company's contractual obligations and commitments as of December 31, 2009.

(In millions)	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Principal repayments*	$4,041.4	$49.8	$65.2	$2,508.1	$1,418.3
Capital leases	19.4	14.5	2.6	1.0	1.3
Estimated interest payments(1)	1,589.2	264.0	470.2	388.6	466.4
Non-cancelable operating leases	221.2	58.4	82.7	40.8	39.3
Purchase obligations:
Supply agreements and other(2)	114.3	85.8	21.7	5.8	1.0
Outsourcing agreements(3)	217.4	49.1	91.4	51.3	25.6
Other long-term liabilities:*
Insurance claims	179.6	87.3	34.5	11.3	46.5
Discontinued Operations	7.0	2.8	1.6	0.5	2.1
Other, including deferred compensation trust	18.1	2.7	3.1	1.3	11.0

Total Amount	$6,407.6	$614.4	$773.0	$3,008.7	$2,011.5

*
These items are reported in the Consolidated Statements of Financial Position

(1)
These amounts represent future interest payments related to the Company's existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at December 31, 2009 plus the specified margin in the associated debt agreements for each period presented. The estimated debt balance (including capital leases) as of each fiscal year end from 2010 through 2014 is $3,996.4 million, $3,960.5 million, $3,928.7 million, $3,899.3 million, and $1,419.6 million, respectively. The weighted average interest rate (including interest rate swaps) on the estimated debt balances at each fiscal year end from 2010 through 2014 is expected to be 6.3%, 6.0%, 5.3%, 5.3%, and 9.9%, respectively. See Note 14 of the Consolidated Financial Statements for the terms and maturities of existing debt obligations.

(2)
These obligations include commitments for various products and services including, among other things, inventory purchases, telecommunications services, marketing and advertising services and other professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transactions. Most arrangements are cancelable without a significant penalty and with short notice (usually 30-120 days) and amounts reflected above include the minimum contractual obligation of the Company (inclusive of applicable cancellation penalties). For obligations with significant penalties associated with termination, the minimum required expenditures over the term of the agreement have been included in the table above.

(3)
Outsourcing agreements include commitments for the purchase of certain outsourced services from third party vendors (see further discussion of the Company's agreement with IBM below). Because these agreements are integral to the operations of the Company and due to termination provisions contained in these agreements, the Company has concluded that it is appropriate to include the total anticipated costs over the life of the agreements in the table above.

On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM will provide information technology operations and applications development services

  (collectively, the "IT Services") to the Company. ServiceMaster will pay IBM for the IT Services under the agreement through a combination of fixed and variable charges, with variable charges fluctuating based on the Company's actual need for IT Services. The future minimum annual fixed charges for IT Services range between $12.7 million and $15.6 million. The Company estimates that the future variable charges for the IT Services will be in the range of $12.0 million to $16.0 million per year, which estimates are based on the current projected usage of IT Services during the term of the agreement. The table above includes both the minimum annual fixed charges and an estimate of the variable charges.

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

        Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2009, the Company is unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $15.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in Note 6 of the Consolidated Financial Statements.

Financial Position—Continuing Operations

        The Company has accounted for the Merger in accordance with accounting standards for business combinations, which requires the cost of the Merger to be allocated to the assets and liabilities of the Company based on fair value.

        Receivables increased from prior year levels, reflecting an increase in home service contracts written at American Home Shield.

        Inventories decreased from prior year levels, reflecting a change in the timing of inventory purchases relating to the Company's production season.

        There is seasonality in the lawn care operations. In the winter and spring, this business sells a series of lawn applications to customers, which are rendered primarily in March through October. On an ongoing basis, these direct and incremental selling expenses which relate to successful sales will be deferred and recognized over the production season and are not deferred beyond the calendar year-end. In addition, the Company will continue to capitalize sales commissions and other direct contract acquisition costs relating to termite baiting, termite inspection and protection contracts and pest contracts, as well as home service contracts. These costs vary with and are directly related to a new sale, and will be amortized over the life of the related contract.

        Property and equipment increased from prior year levels, reflecting vehicle purchases, other recurring capital purchases and information technology projects.

        Goodwill increased from prior year levels as a result of tuck-in acquisitions at TruGreen LawnCare, Terminix and Merry Maids.

        Intangibles decreased from prior year levels due to amortization expense and a recorded trade name impairment.

        Debt issue costs decreased from prior year levels due to amortization expense being recorded and write-offs related to debt extinguishments.

        The decrease in accounts payable reflects a change in the timing of payments to vendors.

        Accrued payroll and related expenses decreased from prior year levels reflecting decreased accruals for incentive compensation.

        Accrued self-insurance claims and related expenses decreased from prior year levels, reflecting a reduction in required reserve levels under certain of our self-insurance programs, offset, in part, by an increase in accruals for home service contract claims in the American Home Shield business.

        Other accrued liabilities decreased from prior year levels, reflecting reductions in accrued interest due to changes in the timing of interest payment on our permanent financing and decreases in the fair value liability recorded for fuel hedges.

        The growth in deferred revenue reflects growth in home service contracts written at American Home Shield.

        Long-term debt decreased from prior year levels, reflecting the repayment of amounts outstanding under the Revolving Credit Facility, the completion of open market purchases of the Permanent Notes and scheduled principal payments of long-term-debt.

        Other long-term obligations, primarily self-insured claims, decreased from prior year levels due primarily to decreases in the fair value liability recorded for interest rate swap contracts and reductions in required reserve levels under certain of our self-insurance programs.

        Total shareholder's equity was $1,186.3 million at December 31, 2009 compared to $1,132.4 million at December 31, 2008.

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

Off-Balance Sheet Arrangements

        The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 10 of the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2009, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

        The allowance for receivables is developed based on several factors, including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectability of the outstanding balances. As such, these factors may change over time causing the reserve level to vary.

        The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company purchases insurance from third party insurance carriers. These policies typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall within the retention limits. In determining the Company's accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

        The Company records deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. The Company records its deferred tax items based on the estimated value of the tax basis. The Company adjusts tax estimates when required to reflect changes based on factors such as changes in tax laws, relevant court decisions, results of tax authority reviews and statutes of limitations. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its uncertain tax positions in income tax expense.

        Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contract arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, as well as home service contracts, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for home service contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company's obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). The Company regularly reviews its estimates of direct costs for its termite bait and home service contracts and adjusts the estimates when appropriate. Revenues from trade name licensing arrangements are recognized when earned.

        Franchise revenue consists principally of continuing monthly fees based on the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed.

        Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

        Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company's previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long-lived assets, the Company's long-lived assets, including fixed assets and intangible assets (other than goodwill), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause the Company to adjust its book value or future expense accordingly. As part of applying purchase accounting related to the Merger, the Company has established useful lives for depreciable and amortizable assets and assigned fair values to its tangible and intangible assets.

        As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to an assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As permitted under accounting standards for goodwill and other intangibles, the Company carries forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin and, based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2007 annual goodwill and trade name impairment review performed as of October 1, 2007, the Company carried forward the valuations of each reporting unit completed as of July 24, 2007 in conjunction with the Merger. For the 2009 and 2008 annual goodwill and trade name impairment reviews performed as of October 1, 2009 and 2008, respectively, the Company did not carry forward the valuations of any reporting units.

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a discounted cash flow ("DCF") analysis, a market-based comparable approach and a market-based transaction approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, terminal growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based comparable approach and relevant transaction multiples for the market-based transaction approach. The cash flows employed in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based comparable and transaction approaches utilize comparable company public trading values, comparable company historical results, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

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

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company's 2009, 2008 and 2007 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments. However, as of the 2009 annual impairment analysis, the following reporting units had an estimated fair value that the Company has determined, from both a quantitative and a qualitative perspective, was not significantly in excess of their carrying values (in millions):

	Goodwill Balance	Fair Value as a Percent of Carrying Value
TruGreen LawnCare	$1,178.4	116%
TruGreen LandCare	43.9	122%

        For the TruGreen LawnCare reporting unit, the revenue growth assumption and the cost savings assumption had the most significant influence on the estimation of fair value. The revenue growth assumption was based on expected sales growth to commercial and residential customers along with improved retention of existing customers. The key uncertainties in the revenue growth assumption include the impact of the various marketing and selling initiatives being undertaken by TruGreen LawnCare to increase demand for its services, along with the degree and timing of the economic recovery and whether such recovery drives an increase in consumer demand for the reporting unit's services back to historical levels. The cost savings assumption was based primarily on cost efficiencies achieved as a part of TruGreen LawnCare's reorganization of field leadership and restructuring of branch operations. The key uncertainty in the cost savings assumption is TruGreen LawnCare's ability to achieve the forecasted savings from this reorganization and restructuring.

        For the TruGreen LandCare reporting unit, the revenue growth assumption had the most significant influence on the estimation of fair value. The revenue growth assumption was based on expected sales growth to new customers, increased penetration of enhancement services to existing customers, improved retention rates and cross-selling to commercial customers of other business segments within the Company. The key uncertainties in the revenue growth assumption are the degree and timing of the economic recovery and whether such recovery drives an increase in consumer demand for enhancement services back to historical levels, along with the ability of TruGreen LandCare to successfully cross-sell its services to customers at other business segments.

        The Company's 2007 trade name impairment analysis, which was performed as of October 1, 2007, did not result in any impairment. The 2009 and 2008 trade name impairment analyses, which were performed as of October 1 of each year, resulted in non-cash pre-tax impairments of $28.0 million and $60.1 million in 2009 and 2008, respectively. The impairment charges by business segment, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2009 and 2008, are as follows (in millions):

	Balance as of December 31, 2007	2008 Impairment	Balance as of December 31, 2008	2009 Impairment	Balance as of December 31, 2009
TruGreen LawnCare	$783.6	$—	$783.6	$(21.4)	$762.2
TruGreen LandCare	12.7	(1.4)	11.3	(1.4)	9.9
Terminix	891.6	(16.5)	875.1	—	875.1
American Home Shield	140.4	—	140.4	—	140.4
ServiceMaster Clean	153.6	(1.0)	152.6	—	152.6
Other Operations and Headquarters(1)	486.3	(41.2)	445.1	(5.2)	439.9

Total	$2,468.2	$(60.1)	$2,408.1	$(28.0)	$2,380.1

(1)
The Other Operations and Headquarters segment includes Merry Maids.

        The aggregate impairment charge in 2009 was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the projected future cash flows used in the 2008 impairment analysis. Although the Company continues to project future growth in cash flows, such growth is lower than that estimated at the time the trade names were tested for impairment in 2008. The aggregate impairment charge in 2008 was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the allocation of purchase price pursuant to the Merger. Had the Company used a discount rate in assessing the impairment of its trade names that was one percent higher across all business segments (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $300 million in 2009.

        The reduction in estimated future cash flows since the 2008 impairment analysis reflects the impact of softer than anticipated consumer demand. In addition, the terminal growth rates used in the analyses for both the allocation of purchase price pursuant to the Merger and the October 1, 2009 and 2008 impairment tests were the same and in line with historical U.S. gross domestic product growth rates.

        As a result of the trade name impairment taken in 2009, the carrying values of the Company's impaired trade names were re-set to their estimated fair values as of October 1, 2009. Consequently, any further decline in the estimated fair values of these trade names could result in additional trade name impairments. Management has no reason to believe that any one business segment is more likely than any other to incur further impairments of its trade names. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2010 (i.e., during an interim period) if the Company's results of operations or other factors require such assets to be tested for impairment at an interim date.

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations.

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 25 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. In accordance with accounting standards for derivative instruments and hedging activities, the Company's fuel hedges and interest rate swap agreements are classified as cash flow hedges and as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in other comprehensive income.

Newly Issued Accounting Statements and Positions:

Accounting Standards Codification™ ("ASC")

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance under ASC Topic 105, "Generally Accepted Accounting Principles", which established the "FASB Accounting Standards Codification™". The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

Other Pronouncements

        In September 2006, the FASB issued guidance under ASC Topic 820, "Fair Value Measurements and Disclosures", which provides a single definition of fair value, together with the framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets. In February 2008, the FASB issued new guidance under ASC 820 which delayed the effective date for fair value measurement and disclosure for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Company partially adopted the provisions of this guidance with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008. The Company included the remaining provisions of this guidance in the preparation of the accompanying Consolidated Financial Statements. In October 2008, the FASB issued new guidance under ASC 820 which clarifies the application of fair value measurements and disclosures in cases where the market for the asset is not active. This guidance was effective upon issuance. In April 2009, the FASB issued additional guidance under ASC 820 which provides guidance on estimating the fair value of an asset or liability (financial and non-financial) when the volume and level of activity for the asset or liability have significantly decreased, and on identifying transactions that are not orderly. In August 2009, the FASB issued Accounting Standards Update ("ASU")2009-05, "Measuring Liabilities at Fair Value", which further amends ASC 820 by providing clarification for circumstances in which a quoted price in an active market for the identical liability in not available. The adoption of these standards did not have a material effect on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued guidance under ASC Topic 805, "Business Combinations". This guidance significantly changes the accounting for business combinations and is effective for business combinations finalized in fiscal years beginning after December 15, 2008 (calendar year 2009). This guidance changes the method for applying the accounting for business combinations in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. In addition, this standard requires that changes in the amount of acquired tax attributes be included in the Company's results of operations, rather than adjusting the allocated purchase price. This standard was effective on January 1, 2009 and is being applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. While this standard applies only to business combinations with an acquisition date after its effective date, the amendments to guidance under ASC Topic 740, "Income Taxes", with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties, was applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. In April 2009, the FASB issued new guidance under ASC 805, "Business Combinations", which amends and clarifies business combination accounting guidance to address application on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of the above accounting standards for business combinations will not impact the Company's Consolidated Financial Statements for prior periods. The Company adopted the above standards during the first quarter of 2009. The adoption of these standards did not have a material effect on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued guidance under ASC Topic 810, "Consolidation". This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008 (calendar year 2009) with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company adopted the provisions of this standard in the first quarter of 2009. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

        In March 2008, the FASB issued guidance under ASC Topic 815, "Derivatives and Hedging". This standard requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under accounting standards for derivative instruments and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard in the first quarter of 2009 (See Note 21).

        In April 2008, the FASB issued guidance under ASC Topic 350, "General Intangibles Other than Goodwill". This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2008 (calendar year 2009). The Company adopted this standard in the first quarter of 2009. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

        In April 2009, the FASB issued guidance under ASC Topic 320, "Investments—Debt and Equity Securities", which changes existing guidance for determining whether an impairment of debt securities is other than temporary. This standard requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it is more likely than not that it will not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting this standard, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard during the second quarter of 2009. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

        In April 2009, the FASB issued guidance under ASC Topic 825, "Financial Instruments". This standard amends accounting guidance related to fair value disclosures of financial instruments to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends interim financial reporting accounting guidance to require those disclosures in all interim financial statements. The Company adopted this standard in the second quarter of 2009 (See Note 21).

        In May 2009, the FASB issued guidance under ASC Topic 855, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this standard during the second quarter of 2009, and its application had no impact on the Company's Consolidated Financial Statements. In January 2010, the FASB issued ASU No. 2010-9, "Subsequent Events" ("ASU No. 2010-9"). ASU No. 2010-9 eliminated the requirement to disclose the date through which subsequent events have been evaluated. ASU No. 2010-9 was effective upon issuance. The Company applied the provisions of this standard to these Consolidated Financial Statements and there was no material effect from that application.

        In September 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements", which amends the multiple-element arrangement guidance under ASC 605, "Revenue Recognition". This standard amends the criteria for separating consideration received for products or services in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that total arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

        In December 2009, the FASB issued ASU No. 2009-17, "Accounting by Enterprises Involved with Variable Interest Entities" ("ASU No. 2009-17"). ASU No. 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R) made by Statement of Financial Accounting Standards ("SFAS") No. 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualifying special-purpose entities. This standard applies prospectively for fiscal years beginning on or after November 15, 2009. The Company will apply the provisions of this standard in the first quarter of 2010. The Company does not expect that the adoption of this standard will have a material effect on its Consolidated Financial Statements.

        In January 2010, the FASB issued ASU No. 2010-6, "Fair Value Measurements and Disclosures" ("ASU No. 2010-6"). ASU No. 2010-6 will expand the level of fair value disclosures by an entity, requiring information to be provided about movements of assets between levels 1 and 2, a reconciliation of purchases, sales, issuance and settlements for all level 3 instruments and fair value measurement disclosures for each class of assets and liabilities. This standard is effective for fiscal years beginning after December 15, 2010 (calendar year 2011). The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

Information Regarding Forward-Looking Statements

        This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes", "expects", "may", "will", "shall", "should", "would", "could", "seek", "intends", "plans", "estimates", "anticipates" or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, the degree and timing of economic recovery; our liquidity; cash flows; results of operations; financial condition; prospects; growth strategies; future impairments; capital expenditures; customer retention; the continuation of tuck-in acquisitions; other acquisitions; the impact of interest rate hedges and fuel swaps; the amounts we will pay in connection with restructurings and reorganizations; the cost savings from such restructurings and reorganizations and expected charges related to such restructurings and reorganizations; and the impact of prevailing economic conditions.

        Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including the risks and uncertainties discussed in Item 1A—Risk Factors in Part I of this report, could cause actual results and outcomes to differ materially from those in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

  •
  the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness;

  •
  our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations and debt repurchases;

  •
  changes in interest rates;

  •
  our ability to secure sources of financing or other funding to allow for direct purchases of commercial vehicles;

  •
  changes in the source and intensity of competition in our market segments;

  •
  weather conditions and seasonality factors that affect the demand for our services, including any impact from climate change factors, known and unknown;

  •
  higher commodity prices and lack of availability, including fuel and fertilizers;

  •
  increases in operating costs, such as higher insurance premiums, self-insurance costs and health care costs;

  •
  employee retention, labor shortages or increases in compensation and benefits costs;

  •
  epidemics, pandemics or other public health concerns or crises;

  •
  a continuation or change in general economic, financial and credit conditions in the United States and elsewhere (including further deterioration or disruption in the credit and financial markets), especially as such may affect home sales, consumer or business liquidity, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, mortgage foreclosures and subprime credit dislocations;

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

  •
  risks associated with acquisitions and dispositions;

  •
  risks associated with budget deficits at federal, state and local levels resulting from deteriorating economic conditions, which could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes on businesses to generate more tax revenues, which could adversely impact our revenue, earnings, tax payments and cash flows, as applicable;

  •
  the timing and structuring of our business process outsourcing, including any current or future outsourcing of all or portions of our information technology, call center and other corporate functions, and risks associated with such outsourcing; and

  •
  other factors described from time to time in documents that we file with the SEC.

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

        In August 2007, the Company entered into three, three-year interest rate swap agreements, effective September 4, 2007. The total notional amount of the agreements was $530.0 million. Under the terms of these agreements, the Company will pay a weighted average fixed rate of interest of 5.05% on the $530.0 million notional amount and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $530.0 million of the term loans is fixed at 7.55%, including the borrowing margin of 2.50% at December 31, 2009.

        In February 2008, the Company entered into two, three-year interest rate swap agreements and a four-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the three-year agreements was $250.0 million and the total notional amount of the four-year swap agreement was $250.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 3.15% on the $250.0 million notional amount under the three-year swap agreements and 3.48% on the $250.0 million notional amount under the four-year swap agreement. The Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, the effective interest rate for $500.0 million of the term loans is fixed at a rate between 5.65% and 5.98%, including the borrowing margin of 2.50% at December 31, 2009.

        In August 2008, the Company entered into two, three-year interest rate swap agreements effective September 2, 2008. The total notional amount of the swap agreements was $200.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 3.83% on the $200.0 million notional amount of the swap agreements. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200.0 million of the term loans is fixed at a rate of 6.33%, including the borrowing margin of 2.50% at December 31, 2009.

        In September 2008, the Company entered into a four-year interest rate swap agreement effective October 1, 2008. The notional amount of the swap agreement was $200.0 million. Under the terms of the agreement, the Company will pay a weighted average fixed rate of interest of 3.53% on the $200.0 million notional amount of the swap agreement. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200.0 million of the term loans is fixed at a rate of 6.03%, including the borrowing margin of 2.50% at December 31, 2009.

        In April 2009, the Company entered into a two-year interest rate swap agreement effective August 2, 2010 with a notional amount of $530 million. Under the terms of the agreement, the Company will pay a fixed rate of interest of 2.55% on the notional amount of the agreement. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreement, the effective interest rate for $530 million of the term loans will be fixed at a rate of 5.05%, including the borrowing margin of 2.50% at December 31, 2009.

        In accordance with accounting standards for derivative instruments and hedging activities, these interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

        The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to its overall results of operations. A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of December 31, 2009, each one percentage point change in interest rates would result in approximately an $11.5 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swaps into which we had entered. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in approximately a $5.0 million change in annual interest expense on our

Revolving Credit Facility. We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in approximately a $0.5 million change in annual interest expense with respect to this arrangement. Additionally, we are exposed to increases in interest rates with respect to our floating rate operating leases, and a one percentage point change in interest rates would result in approximately a $1.4 million change in annual rent expense with respect to such operating leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

        The following table summarizes information about the Company's debt as of December 31, 2009 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2009.

	Expected Year of Maturity
								Fair Value
As of December 31, 2009	2010	2011	2012	2013	2014	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$15	$9	$5	$3	$1,432	$1,420	$2,884	$2,690
Average interest rate	6.5%	6.8%	7.8%	7.9%	6.6%	9.9%	8.2%
Variable rate	$49	$27	$26	$26	$1,048	$—	$1,176	$1,026
Average interest rate	2.2%	2.7%	2.7%	2.7%	2.7%	N/A	2.7%
Interest Rate Swaps(1):
Receive variable/pay fixed	$530	$450	$450
Average pay rate	5.1%	3.5%	3.5%
Average receive rate	0.2%	0.3%	0.3%

(1)
The table does not include the $530 million swap entered into in April 2009 as that swap is not effective until August 2010.

Fuel Price Risk

        The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 25 million gallons of fuel on an annual basis. A 10 percent change in fuel prices would result in a change of approximately $7.1 million in the Company's annual fuel costs before considering the impact of fuel swap contracts.

        The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2009, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $54.0 million, maturing through 2010. The estimated fair value of these contracts at December 31, 2009 was an asset of $6.9 million. These fuel swap contracts provide a fixed price for approximately 80 percent of the Company's estimated fuel usage for 2010.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The ServiceMaster Company
Memphis, Tennessee

        We have audited the accompanying consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2009 and 2008 (Successor Company), and the related consolidated statements of operations, shareholder's equity and cash flows for the years ended December 31, 2009 and 2008 (Successor Company), the period January 1, 2007 through July 24, 2007 (Predecessor Company) and the period July 25, 2007 through December 31, 2007 (Successor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of The ServiceMaster Company and subsidiaries as of December 31, 2009 and 2008 (Successor Company) and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 (Successor Company), the period January 1, 2007 through July 24, 2007 (Predecessor Company) and the period July 25, 2007 through December 31, 2007 (Successor Company) in conformity with accounting principles generally accepted in the United States of America.

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

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 29, 2010

Consolidated Statements of Operations

(In thousands)

	Successor			Predecessor
	Year Ended Dec.
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
	2009	2008
Operating Revenue	$3,240,079	$3,311,432	$1,422,358	$1,934,390
Operating Costs and Expenses:
Cost of services rendered and products sold	1,913,329	2,024,196	898,501	1,196,262
Selling and administrative expenses	852,831	843,253	331,140	530,674
Amortization expense	161,886	173,626	132,662	5,172
Trade name impairment	28,000	60,100	—	—
Merger related charges	2,321	1,249	799	41,431
Restructuring charges	24,555	11,246	26,016	16,919

Total operating costs and expenses	2,982,922	3,113,670	1,389,118	1,790,458

Operating Income	257,157	197,762	33,240	143,932
Non-operating Expense (Income)
Interest expense	299,377	347,231	177,938	31,643
Interest and net investment (income) loss	(7,079)	10,052	3,563	(28,624)
Gain on extinguishment of debt	(46,106)	—	—	—
Other expense	748	652	233	109

Income (Loss) from Continuing Operations before Income Taxes	10,217	(160,173)	(148,494)	140,804
(Benefit) provision for income taxes	(4,390)	(38,300)	(52,182)	51,692

Income (Loss) from Continuing Operations	14,607	(121,873)	(96,312)	89,112
Loss from discontinued operations, net of income taxes	(1,112)	(4,526)	(27,208)	(4,588)

Net Income (Loss)	13,495	(126,399)	(123,520)	84,524
Net income attributable to noncontrolling interests	—	—	—	3,423

Net Income (Loss) attributable to ServiceMaster	$13,495	$(126,399)	$(123,520)	$81,101

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In thousands, except share data)

	Successor
As of December 31,	2009	2008
Assets:
Current Assets:
Cash and cash equivalents	$253,463	$405,587
Marketable securities	21,120	22,928
Receivables, less allowances of $20,314 and $21,138, respectively	348,655	335,927
Inventories	76,592	80,018
Prepaid expenses and other assets	36,564	37,648
Deferred customer acquisition costs	36,070	36,514
Deferred taxes	21,595	42,945
Assets of discontinued operations	42	412

Total Current Assets	794,101	961,979

Property and Equipment:
At cost	345,100	287,818
Less: accumulated depreciation	(132,965)	(72,189)

Net Property and Equipment	212,135	215,629

Other Assets:
Goodwill	3,119,754	3,093,909
Intangible assets, primarily trade names, service marks and trademarks, net	2,787,237	2,967,984
Notes receivable	23,490	25,628
Long-term marketable securities	111,066	110,134
Other assets	31,799	35,350
Debt issuance costs	66,807	83,014

Total Assets	$7,146,389	$7,493,627

Liabilities and Shareholder's Equity:
Current Liabilities:
Accounts payable	$73,471	$89,242
Accrued liabilities:
Payroll and related expenses	74,385	83,036
Self-insured claims and related expenses	87,332	91,923
Other	156,649	202,174
Deferred revenue	449,746	443,426
Liabilities of discontinued operations	2,806	4,870
Current portion of long-term debt	64,395	221,269

Total Current Liabilities	908,784	1,135,940

Long-Term Debt	3,910,549	4,044,823
Other Long-Term Liabilities:
Deferred taxes	957,077	981,746
Liabilities of discontinued operations	4,145	4,077
Other long-term obligations, primarily self-insured claims	179,503	194,682

Total Other Long-Term Liabilities	1,140,725	1,180,505

Commitments and Contingencies (See Note 10)
Shareholder's Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,446,529	1,438,432
Retained deficit	(236,424)	(249,919)
Accumulated other comprehensive loss	(23,774)	(56,154)

Total Shareholder's Equity	1,186,331	1,132,359

Total Liabilities and Shareholder's Equity	$7,146,389	$7,493,627

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholder's Equity

(In thousands)

Predecessor	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total ServiceMaster Equity	Noncontrolling Equity	Total Equity
Balance December 31, 2006	$3,262	$1,172,206	$319,459	$10,118	$(416,187)	$1,088,858	$100,000	$1,188,858

Net income			81,101			81,101	3,423	84,524
Other comprehensive income (loss), net of tax:
Net unrealized loss on securities				(2,493)		(2,493)		(2,493)
Net unrealized gain on derivative instruments				2,734		2,734		2,734
Foreign currency translation				1,747		1,747		1,747

Total comprehensive income			81,101	1,988		83,089	3,423	86,512
Adoption of accounting standards for uncertain tax benefits			(750)			(750)		(750)
Shareholders' dividends			(70,077)			(70,077)		(70,077)
Distribution to noncontrolling interests							(3,423)	(3,423)
Shares issued under options, grant plans and other (10,445 shares)	27	78,405			82,126	160,558	(100,000)	60,558
Shares issued for acquisitions (56 shares)		250			503	753		753

Balance July 24, 2007	$3,289	$1,250,861	$329,733	$12,106	$(333,558)	$1,262,431	$0	$1,262,431

Successor
Net loss			(123,520)			(123,520)		(123,520)
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities				4,636		4,636		4,636
Net unrealized loss on derivative instruments				(10,455)		(10,455)		(10,455)
Foreign currency translation				1,473		1,473		1,473

Total comprehensive loss			(123,520)	(4,346)		(127,866)		(127,866)
Equity contribution		1,431,100				1,431,100		1,431,100
Stock-based employee compensation—contribution from Holdings		300				300		300

Balance December 31, 2007	$0	$1,431,400	$(123,520)	$(4,346)	$0	$1,303,534		$1,303,534

Net loss			(126,399)			(126,399)		(126,399)
Other comprehensive loss, net of tax:
Net unrealized loss on securities				(5,792)		(5,792)		(5,792)
Net unrealized loss on derivative instruments				(42,505)		(42,505)		(42,505)
Foreign currency translation				(3,511)		(3,511)		(3,511)

Total comprehensive loss			(126,399)	(51,808)		(178,207)		(178,207)
Stock-based employee compensation—contribution from Holdings		7,032				7,032		7,032

Balance December 31, 2008	$0	$1,438,432	$(249,919)	$(56,154)	$0	$1,132,359	$0	$1,132,359

Net income			13,495			13,495		13,495
Other comprehensive loss, net of tax:
Net unrealized gain on securities				4,598		4,598		4,598
Net unrealized gain on derivative instruments				22,744		22,744		22,744
Foreign currency translation				5,038		5,038		5,038

Total comprehensive income			13,495	32,380		45,875		45,875
Stock-based employee compensation—contribution from Holdings		8,097				8,097		8,097

Balance December 31, 2009	$0	$1,446,529	$(236,424)	$(23,774)	$0	$1,186,331	$0	$1,186,331

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
	2009	2008
Cash and Cash Equivalents at Beginning of Period	$405,587	$207,219	$237,565	$123,675
Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	13,495	(126,399)	(123,520)	84,524
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss from discontinued operations	1,112	4,526	27,208	4,588
Depreciation expense	64,392	55,578	22,979	27,242
Amortization expense	161,886	173,626	132,662	5,172
Amortization of debt issuance costs	14,639	27,093	16,147	1,261
Gain on extinguishment of debt	(46,106)	—	—	—
Deferred income tax (benefit) provision	(14,292)	(50,258)	(69,786)	30,443
Option and restricted stock expense	8,097	7,032	300	3,415
Trade name impairment	28,000	60,100	—	—
Restructuring charges	24,555	11,246	26,016	16,919
Cash payments related to restructuring charges	(24,100)	(20,048)	(27,069)	(8,236)
Merger related charges	2,321	1,249	799	41,431
Change in working capital, net of acquisitions:
Current income taxes	10,245	1,115	6,014	951
Receivables	(9,651)	(793)	70,819	(66,454)
Inventories and other current assets	1,848	(19,226)	1,504	(59,482)
Accounts payable	(18,883)	(14,964)	(28,744)	18,455
Deferred revenue	4,192	31,421	6,400	55,070
Accrued liabilities	(39,392)	8,104	935	40,635
Other, net	9,833	12,656	4,734	(441)

Net Cash Provided from Operating Activities from Continuing Operations	192,191	162,058	67,398	195,493

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(62,522)	(88,050)	(15,556)	(26,563)
Sale of equipment and other assets	3,189	5,887	2,636	1,091
Acquisition of The ServiceMaster Company	(1,695)	(27,111)	(4,906,526)	(4,030)
Other business acquisitions, net of cash acquired	(32,647)	(60,764)	(14,889)	(25,460)
Notes receivable, financial investments and securities, net	6,151	95,437	(29,647)	38,127

Net Cash Used for Investing Activities from Continuing Operations	(87,524)	(74,601)	(4,963,982)	(16,835)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	357,000	—	415,411
Payments of debt	(252,885)	(240,985)	(262,354)	(459,537)
Borrowings under senior secured term loan facility	—	—	2,650,000	—
Borrowings under senior unsecured interim loan facility	—	—	1,150,000	—
Cash equity contributions	—	—	1,431,100	—
Debt issuance costs paid	(426)	(26,973)	(101,534)	—
Shareholder's dividends	—	—	—	(70,077)
Proceeds from employee share plans	—	—	158	36,069

Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(253,311)	89,042	4,867,370	(78,134)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(2,566)	2,721	(896)	12,559
Cash provided from (used for) investing activities:
Proceeds from sale of businesses	—	19,523	—	—
Other investing activities	(914)	(208)	(138)	988
Cash Used for Financing Activities	—	(167)	(98)	(181)

Net Cash (Used for) Provided from Discontinued Operations	(3,480)	21,869	(1,132)	13,366

Cash (Decrease) Increase During the Period	(152,124)	198,368	(30,346)	113,890

Cash and Cash Equivalents at End of Period	$253,463	$405,587	$207,219	$237,565

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Significant Accounting Policies

        The Consolidated Financial Statements include the accounts of ServiceMaster and its majority owned subsidiary partnerships, limited liability companies and corporations. Intercompany transactions and balances have been eliminated.

        Basis of Presentation:    On March 18, 2007, ServiceMaster entered into the Merger Agreement with Holdings and Acquisition Co. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Co. would merge with and into ServiceMaster, with ServiceMaster as the surviving corporation.

        On the Closing Date, the Merger was completed, and each issued and outstanding share of ServiceMaster common stock, other than shares held by ServiceMaster or Holdings or their subsidiaries and shares held by stockholders who validly perfected their appraisal rights under Delaware law, was converted into the right to receive $15.625 in cash. Each share of ServiceMaster common stock owned by ServiceMaster, Holdings or Acquisition Co. or any of their respective direct or indirect wholly owned subsidiaries was cancelled and retired, and no consideration was paid in exchange for it.

        Although ServiceMaster continued as the same legal entity after the Merger, the accompanying Consolidated Financial Statements are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The Company refers to the operations of ServiceMaster for both the Predecessor and Successor periods. The Consolidated Statements of Financial Position as of December 31, 2009 and December 31, 2008 and the Consolidated Statements of Operations, Shareholder's Equity and Cash Flows for the years ended December 31, 2009 and 2008 and the period from July 25, 2007 to December 31, 2007 reflect the financial position, operations and cash flows of the Successor period. The Consolidated Statements of Operations, Shareholder's Equity and Cash Flows for the period from January 1, 2007 to July 24, 2007 reflect the operations and cash flows of the Predecessor period.

        As a result of the consummation of the Merger and the application of purchase accounting described in Note 3, the Consolidated Financial Statements for the Predecessor and Successor are not comparable.

        Summary:    The preparation of the Consolidated Financial Statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2009, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

        The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectability of the outstanding balances. As such, these factors may change over time causing the reserve level to vary.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company purchases insurance from third-party insurance carriers. These policies typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall within the retention limits. In determining the Company's accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

        The Company records deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. The Company records its deferred tax items based on the estimated value of the tax basis. The Company adjusts tax estimates when required to reflect changes based on factors such as changes in tax laws, relevant court decisions, results of tax authority reviews and statutes of limitations. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its uncertain tax positions in income tax expense.

        Revenue:    Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contractual arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of baiting systems, as well as through non-baiting methods (e.g., fumigation or liquid treatments). Termite services using baiting systems, termite inspection and protection contracts, as well as home service contracts, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for home service contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company's obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). The Company regularly reviews its estimates of direct costs for its termite bait and home service contracts and adjusts the estimates when appropriate. Revenue from trade name licensing arrangements is recognized when earned.

        The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

operations) consists principally of continuing monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were $66.5 million, $63.7 million, $24.1 million and $31.6 million million for the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. Consolidated operating income from continuing operations was $257.2 million, $197.8 million, $33.2 million and $143.9 million for the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of a franchise was immaterial to the Company's Consolidated Financial Statements for all periods.

        The Company had $449.7 million and $443.4 million of deferred revenue at December 31, 2009 and 2008, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

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

        Advertising:    As discussed in the "Interim Reporting" note above, certain pre-season advertising costs are deferred and recognized approximately in proportion to the revenue over the year. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix and TruGreen LawnCare, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Advertising expense for the years ended December 31, 2009 and 2008, the Successor period from July 25,

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 was $150.0 million, $151.3 million, $66.5 million and $75.2 million, respectively.

        Inventory:    Inventories are recorded at the lower of cost (primarily on a weighted average cost basis) or market. The Company's inventory primarily consists of finished goods to be used on the customers' premises or sold to franchisees.

  Property and Equipment, Intangible Assets and Goodwill:

        Property and equipment consist of the following:

	Balance as of December 31,
			Estimated Useful Lives (Years)
(In millions)	2009	2008
Land	$12.9	$12.9	N/A
Buildings and improvements	54.2	51.8	10 - 40
Technology and communications	125.8	107.1	3 - 7
Machinery, production equipment and vehicles	134.5	98.9	3 - 9
Office equipment, furniture and fixtures	17.7	17.1	5 - 7

	345.1	287.8
Less accumulated depreciation	(133.0)	(72.2)

Net property and equipment	$212.1	$215.6

        Depreciation of property and equipment was $64.4 million, $55.6 million, $23.0 million and $27.2 million for the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively.

        Intangible assets consisted primarily of goodwill in the amount of $3,119.8 million and $3,093.9 million, indefinite-lived trade names in the amount of $2,380.1 million and $2,408.1 million, and other intangible assets in the amount of $407.1 million and $559.9 million at December 31, 2009 and 2008, respectively.

        Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company's previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long-lived assets, the Company's long-lived assets, including fixed assets and intangible assets (other than goodwill), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause the Company to adjust its book value or future expense accordingly. As part of applying purchase accounting related to the Merger, the Company has established useful lives for depreciable and amortizable assets and assigned fair values to its tangible and intangible assets.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to an assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As permitted under accounting standards for goodwill and other intangibles, the Company carries forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin and, based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2007 annual goodwill and trade name impairment review performed as of October 1, 2007, the Company carried forward the valuations of each reporting unit completed as of July 24, 2007 in conjunction with the Merger. For the 2009 and 2008 annual goodwill and trade name impairment reviews performed as of October 1, 2009 and 2008, respectively, the Company did not carry forward the valuations of any reporting units.

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a DCF analysis, a market-based comparable approach and a market-based transaction approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, terminal growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based comparable approach and relevant transaction multiples for the market-based transaction approach. The cash flows employed in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based comparable and transaction approaches utilize comparable company public trading values, comparable company historical results, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

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

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company's 2009, 2008 and 2007 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments. The Company's 2007 trade name impairment analysis, which was performed as of October 1, 2007, did not result in any impairment. The 2009 and 2008 trade name impairment analyses, which were performed as of October 1 of each year, resulted in non-cash pre-tax impairments of $28.0 million and $60.1 million in 2009 and 2008, respectively. The impairment charges by business segment, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2009 and 2008, are as follows (in millions):

	Balance as of December 31, 2007	2008 Impairment	Balance as of December 31, 2008	2009 Impairment	Balance as of December 31, 2009
TruGreen LawnCare	$783.6	$—	$783.6	$(21.4)	$762.2
TruGreen LandCare	12.7	(1.4)	11.3	(1.4)	9.9
Terminix	891.6	(16.5)	875.1	—	875.1
American Home Shield	140.4	—	140.4	—	140.4
ServiceMaster Clean	153.6	(1.0)	152.6	—	152.6
Other Operations and Headquarters(1)	486.3	(41.2)	445.1	(5.2)	439.9

Total	$2,468.2	$(60.1)	$2,408.1	$(28.0)	$2,380.1

(1)
The Other Operations and Headquarters segment includes Merry Maids.

        The aggregate impairment charge in 2009 was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the projected future cash flows used in the 2008 impairment analysis. Although the Company continues to project future growth in cash flows, such growth is lower than that estimated at the time the trade names were tested for impairment in 2008. The aggregate impairment charge in 2008 was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the allocation of purchase price pursuant to the Merger. Had the Company used a discount rate in

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

assessing the impairment of its trade names that was one percent higher across all business segments (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $300.0 million in 2009.

        The reduction in estimated future cash flows since the 2008 impairment analysis reflects the impact of softer than anticipated consumer demand. In addition, the terminal growth rates used in the analyses for both the allocation of purchase price pursuant to the Merger and the October 1, 2009 and 2008 impairment tests were the same and in line with historical U.S. gross domestic product growth rates.

        As a result of the trade name impairment taken in 2009, the carrying values of the Company's impaired trade names were re-set to their estimated fair values as of October 1, 2009. Consequently, any further decline in the estimated fair values of these trade names could result in additional trade name impairments. Management has no reason to believe that any one business segment is more likely than any other to incur further impairments of its trade names. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2010 (i.e., during an interim period) if the Company's results of operations or other factors require such assets to be tested for impairment at an interim date.

        Fair Value of Financial Instruments and Credit Risk:    See Note 21 for information relating to the fair value of financial instruments.

        Financial instruments, which potentially subject the Company to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt and common equity securities. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The majority of the Company's receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. The Company maintains an allowance for losses based upon the expected collectability of receivables.

        Income Taxes:    The Company is included in the consolidated U.S. federal income tax return of Holdings. State and local returns are filed both on a separate company basis and on a combined unitary basis with Holdings. Current and deferred income taxes are provided for on a separate company basis. The Company accounts for income taxes using an asset and liability approach for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

        The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax return. The Company recognizes potential interest and penalties related to its uncertain tax positions in income tax expense.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

Stock-Based Compensation:

        The Company accounts for stock-based compensation under accounting standards for share based payments, which require that stock options and share grants be measured at fair value and this value is recognized as compensation expense over the vesting period.

Newly Issued Accounting Statements and Positions:

ASC

        In June 2009, the FASB issued guidance under ASC Topic 105, "Generally Accepted Accounting Principles", which established the "FASB Accounting Standards Codification™". The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

Other Pronouncements

        In September 2006, the FASB issued guidance under ASC Topic 820, "Fair Value Measurements and Disclosures", which provides a single definition of fair value, together with the framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets. In February 2008, the FASB issued new guidance under ASC 820 which delayed the effective date for fair value measurement and disclosure for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Company partially adopted the provisions of this guidance with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008. The Company included the remaining provisions of this guidance in the preparation of the accompanying Consolidated Financial Statements. In October 2008, the FASB issued new guidance under ASC 820 which clarifies the application of fair value measurements and disclosures in cases where the market for the asset is not active. This guidance was effective upon issuance. In April 2009, the FASB issued additional guidance under ASC 820 which provides guidance on estimating the fair value of an asset or liability (financial and non-financial) when the volume and level of activity for the asset or liability have significantly decreased, and on identifying transactions that are not orderly. In August 2009, the FASB issued ASU 2009-05, "Measuring Liabilities at Fair Value", which further amends ASC 820 by providing clarification for circumstances in which a quoted price in an active market for the identical liability in not available. The adoption of these standards did not have a material effect on the Company's Consolidated Financial Statements.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        In December 2007, the FASB issued guidance under ASC Topic 805, "Business Combinations". This guidance significantly changes the accounting for business combinations and is effective for business combinations finalized in fiscal years beginning after December 15, 2008 (calendar year 2009). This guidance changes the method for applying the accounting for business combinations in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. In addition, this standard requires that changes in the amount of acquired tax attributes be included in the Company's results of operations, rather than adjusting the allocated purchase price. This standard was effective on January 1, 2009 and is being applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. While this standard applies only to business combinations with an acquisition date after its effective date, the amendments to guidance under ASC Topic 740, "Income Taxes", with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties, was applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. In April 2009, the FASB issued new guidance under ASC 805, "Business Combinations", which amends and clarifies business combination accounting guidance to address application on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of the above accounting standards for business combinations will not impact the Company's Consolidated Financial Statements for prior periods. The Company adopted the above standards during the first quarter of 2009. The adoption of these standards did not have a material effect on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued guidance under ASC Topic 810, "Consolidation". This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008 (calendar year 2009) with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company adopted the provisions of this standard in the first quarter of 2009. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

        In March 2008, the FASB issued guidance under ASC Topic 815, "Derivatives and Hedging". This standard requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under accounting standards for derivative instruments and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, results of operations and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard in the first quarter of 2009 (See Note 21).

        In April 2008, the FASB issued guidance under ASC Topic 350, "General Intangibles Other than Goodwill". This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

standard is effective for financial statements issued for fiscal years beginning after November 15, 2008 (calendar year 2009). The Company adopted this standard in the first quarter of 2009. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

        In April 2009, the FASB issued guidance under ASC Topic 320, "Investments—Debt and Equity Securities", which changes existing guidance for determining whether an impairment of debt securities is other than temporary. This standard requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it is more likely than not that it will not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting this standard, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard during the second quarter of 2009. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

        In April 2009, the FASB issued guidance under ASC Topic 825, "Financial Instruments". This standard amends accounting guidance related to fair value disclosures of financial instruments to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends interim financial reporting accounting guidance to require those disclosures in all interim financial statements. The Company adopted this standard in the second quarter of 2009 (See Note 21).

        In May 2009, the FASB issued guidance under ASC Topic 855, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this standard during the second quarter of 2009, and its application had no impact on the Company's Consolidated Financial Statements. In January 2010, the FASB issued ASU No. 2010-9, "Subsequent Events" ("ASU No. 2010-9"). ASU No. 2010-9 eliminated the requirement to disclose the date through which subsequent events have been evaluated. ASU No. 2010-9 was effective upon issuance. The Company applied the provisions of this standard to these Consolidated Financial Statements and there was no material effect from that application.

        In September 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements", which amends the multiple-element arrangement guidance under ASC 605, "Revenue Recognition". This standard amends the criteria for separating consideration received for

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

products or services in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that total arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

        In December 2009, the FASB issued ASU No. 2009-17, "Accounting by Enterprises Involved with Variable Interest Entities" ("ASU No. 2009-17"). ASU No. 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R) made by SFAS No. 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualifying special-purpose entities. This standard applies prospectively for fiscal years beginning on or after November 15, 2009. The Company will apply the provisions of this standard in the first quarter of 2010. The Company does not expect that the adoption of this standard will have a material effect on its Consolidated Financial Statements.

        In January 2010, the FASB issued ASU No. 2010-6, "Fair Value Measurements and Disclosures" ("ASU No. 2010-6"). ASU No. 2010-6 will expand the level of fair value disclosures by an entity, requiring information to be provided about movements of assets between levels 1 and 2, a reconciliation of purchases, sales, issuance and settlements for all level 3 instruments and fair value measurement disclosures for each class of assets and liabilities. This standard is effective for fiscal years beginning after December 15, 2010 (calendar year 2011). The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

Note 2. Acquisition of ServiceMaster

        As discussed in Note 1, the Merger was completed on July 24, 2007.

        Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by or affiliated with the Equity Sponsors.

        Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under the Interim Loan Facility, (ii) borrowings under a new $2,650.0 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under, the Revolving Credit Facility.

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

        The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one-to-one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into the Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated on November 19, 2009.

        See Note 14 for a description of the Company's indebtedness.

        Upon consummation of the Merger, ServiceMaster de-listed its shares of common stock from the New York Stock Exchange (the "NYSE") and deregistered under Section 12 of the Securities Exchange Act of 1934. The last day of trading of ServiceMaster common stock on the NYSE was July 24, 2007.

        The Company incurred certain costs related to the Merger that are presented as "Merger related charges" in the Consolidated Statements of Operations and are recorded in the Other Operations and Headquarters business segment. For the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, the Company recorded Merger related costs of $2.3 million ($1.5 million, net of tax), $1.2 million ($0.6 million, net of tax), $0.8 million ($0.1 million, net of tax) and $41.4 million ($34.7 million, net of tax), respectively. The Merger related costs include investment banking, accounting, legal fees, legal settlements, change in control severance and other costs associated with the Merger.

Note 3. Purchase Accounting

        The Company accounted for the Merger in accordance with accounting standards for business combinations, which require the cost of the Merger to be allocated to the assets and liabilities of the Company based on fair value. The Merger and the allocation of the purchase price have been recorded as of July 25, 2007.

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

Notes to the Consolidated Financial Statements (Continued)

Note 3. Purchase Accounting (Continued)

        The following table summarizes the estimated useful lives of the finite lived intangible assets and the amortization expense recorded in the years ended December 31, 2009 and 2008:

		Amortization Expense
		Year Ended Dec. 31,
	Estimated Useful Lives
(In thousands)		2009	2008
Trade names(1)	5 to 10 years	$2,720	$2,720
Customer relationships(2)	1 to 8 years	143,119	145,049
Franchise agreements(2)	23 to 25 years	10,148	11,147
Backlog	6 months	—	8,787
Sub-contractor and realtor network	7 to 10 years	1,252	1,252
Favorable lease commitments	5 years	2,223	2,247
Software	7 years	2,424	2,424

		$161,886	$173,626

(1)
Trade names with indefinite lives amounted to $2,380.1 million and $2,408.1 million at December 31, 2009 and 2008, respectively. Trade names with finite lives amounted to $7.0 million and $9.7 million, net of accumulated amortization, at December 31, 2009 and 2008, respectively.

(2)
Customer relationships and franchise agreements are amortized in proportion to the amount and timing of cash flows expected to be received over the anticipated period of the customer relationship or duration of the franchise agreement.

Note 4. Business Segment Reporting

        The business of the Company is conducted through six reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters.

        In accordance with accounting standards for segments, the Company's reportable segments are strategic business units that offer different services. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscaping services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home service contracts to consumers that cover HVAC, plumbing and other home systems and appliances. The ServiceMaster Clean segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of Merry Maids, which provides house cleaning services. The Other Operations and Headquarters segment also includes the Company's headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

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

        Segment information for continuing operations is presented below.

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands)	2009	2008
Operating Revenue:
TruGreen LawnCare	$1,048,936	$1,094,730	$501,830	$597,147
TruGreen LandCare	262,194	316,306	169,741	242,154
Terminix	1,089,072	1,093,922	445,760	645,700
American Home Shield	630,251	588,039	209,661	331,361
ServiceMaster Clean	125,614	129,798	55,390	68,183
Other Operations and Headquarters	84,012	88,637	39,976	49,845

Total Operating Revenue	$3,240,079	$3,311,432	$1,422,358	$1,934,390

Operating Income (Loss):(1),(2),(3),(4)
TruGreen LawnCare	$58,568	$96,475	$42,156	$75,656
TruGreen LandCare	3,417	1,385	(6,351)	(2,206)
Terminix	172,447	146,185	49,216	109,461
American Home Shield	63,983	23,806	(20,764)	35,582
ServiceMaster Clean	48,604	44,700	16,363	25,400
Other Operations and Headquarters	(89,862)	(114,789)	(47,380)	(99,961)

Total Operating Income	$257,157	$197,762	$33,240	$143,932

Identifiable Assets:
TruGreen LawnCare	$2,108,908	$2,168,190	$2,186,497
TruGreen LandCare	135,843	150,348	168,419
Terminix	2,584,937	2,610,320	2,630,405
American Home Shield	977,217	985,192	1,107,535
ServiceMaster Clean	388,847	395,005	411,463
Other Operations and Headquarters	950,595	1,184,160	1,044,267

Total Identifiable Assets(5)	$7,146,347	$7,493,215	$7,548,586

Depreciation & Amortization Expense:
TruGreen LawnCare	$87,527	$87,957	$88,628	$8,552
TruGreen LandCare	11,462	11,165	5,928	3,171
Terminix	63,129	60,199	28,543	10,596
American Home Shield	41,657	46,922	22,038	3,687
ServiceMaster Clean	8,213	9,024	3,971	786
Other Operations and Headquarters	14,290	13,937	6,533	5,622

Total Depreciation & Amortization Expense(6)	$226,278	$229,204	$155,641	$32,414

Capital Expenditures:
TruGreen LawnCare	$28,792	$54,269	$2,417	$6,353
TruGreen LandCare	6,518	10,029	1,591	3,324
Terminix	17,728	11,930	5,128	9,050
American Home Shield	1,820	5,846	1,855	3,091
ServiceMaster Clean	232	654	471	462
Other Operations and Headquarters	7,432	5,322	4,094	4,283

Total Capital Expenditures	$62,522	$88,050	$15,556	$26,563

(1)
Presented below is a reconciliation of segment operating income to income (loss) from continuing operations before income taxes.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Business Segment Reporting (Continued)

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to July 24, 2007
(In thousands)	2009	2008
Total Segment Operating Income	$257,157	$197,762	$33,240	$143,932
Non-operating expense (income):
Interest expense	299,377	347,231	177,938	31,643
Interest and net investment (income) loss	(7,079)	10,052	3,563	(28,624)
Gain on extinguishment of debt	(46,106)	—	—	—
Other expense	748	652	233	109

Income (Loss) from Continuing Operations before Income Taxes	$10,217	$(160,173)	$(148,494)	$140,804

(2)
As described in Note 1, includes non-cash impairment charges of $28.0 million and $60.1 million recorded in the years ended December 31, 2009 and 2008, respectively, to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 for a summary of the trade name impairment charge by segment.

(3)
Includes restructuring charges related to (i) a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) a branch optimization project at Terminix, (iii) Fast Forward, (iv) the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its former headquarters in Downers Grove, Illinois and (v) organizational changes at TruGreen LandCare. Presented below is a summary of restructuring charges by segment:

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands)	2009	2008
Restructuring charges:
TruGreen LawnCare	$8,717	$315	$405	$—
TruGreen LandCare	194	337	7,920	—
Terminix	3,390	57	76	—
American Home Shield	147	729	5,874	—
ServiceMaster Clean	—	1,545	191	—
Other Operations and Headquarters	12,107	8,263	11,550	16,919

Total restructuring charges	$24,555	$11,246	$26,016	$16,919

(4)
Includes Merger charges related to the purchase of ServiceMaster by a group of investors led by CD&R. The Merger related charges totaled $2.3 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively, $0.8 million for the Successor period from July 25, 2007 to December 31, 2007 and $41.4 million for the Predecessor period from January 1, 2007 to July 24, 2007. All Merger related charges are included in the Other Operations and Headquarters segment.

(5)
Assets of discontinued operations are not included in the business segment table.

(6)
There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to the consolidated totals. Amortization of debt issue costs is not included in the business segment table.

        The Other Operations and Headquarters segment includes the operations of Merry Maids, as well as the Company's headquarters function. The Merry Maids operations reported revenue of $78.0 million and $82.5 million for the years ended December 31, 2009 and 2008, respectively, $36.9 million for the Successor period from July 25, 2007 to December 31, 2007 and $46.1 million for the Predecessor period from January 1, 2007 to July 24, 2007. The Merry Maids operations reported operating income (loss) of $7.0 million and ($15.2) million for the years ended December 31, 2009 and 2008, respectively, $4.5 million for the Successor period from July 25, 2007 to December 31, 2007 and $7.9 million for the Predecessor period from January 1, 2007 to July 24, 2007.

        See Note 5 for information relating to segment goodwill.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets

        In accordance with accounting standards for goodwill and intangible assets, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As described in Note 1, the 2009 and 2008 results include non-cash impairment charges of $28.0 million and $60.1 million, respectively, to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. No impairment of goodwill was recorded as a result of this review.

        During the years ended December 31, 2009 and 2008, the increase in goodwill and other intangible assets relates primarily to tuck-in acquisitions completed throughout the period by Terminix, TruGreen LawnCare and Merry Maids.

        The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance at Dec. 31, 2007	$1,143,670	$47,872	$1,323,953	$350,079	$137,018	$47,331	$3,049,923
Acquisitions	21,447	—	33,529	—	—	2,302	57,278
Other(1)	(3,610)	(2,090)	(4,683)	(1,770)	(2,062)	923	(13,292)

Balance at Dec. 31, 2008	1,161,507	45,782	1,352,799	348,309	134,956	50,556	3,093,909
Acquisitions	17,662	—	9,693	—	—	1,463	28,818
Other(2)	(733)	(1,881)	(794)	(299)	757	(23)	(2,973)

Balance at Dec. 31, 2009	$1,178,436	$43,901	$1,361,698	$348,010	$135,713	$51,996	$3,119,754

(1)
Reflects the impact of the resolution of certain tax items, amortization of tax deductible goodwill, foreign exchange rate changes and adjustments to the preliminary purchase price allocation related to the Merger.

(2)
Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

        The table below summarizes the other intangible asset balances for continuing operations:

	December 31, 2009			December 31, 2008
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,380,100	$—	$2,380,100	$2,408,100	$—	$2,408,100
Customer relationships	669,581	(352,605)	316,976	660,677	(209,485)	451,192
Franchise agreements	88,000	(26,418)	61,582	88,000	(16,270)	71,730
Other	49,630	(21,051)	28,579	49,395	(12,433)	36,962

Total	$3,187,311	$(400,074)	$2,787,237	$3,206,172	$(238,188)	$2,967,984

(1)
Not subject to amortization.

        Amortization expense of $161.9 million, $173.6 million, $132.7 million and $5.2 million was recorded in the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. For the existing intangible assets, the Company anticipates amortization expense of $136.0 million, $85.8 million, $55.4 million, $41.5 million and $38.1 million in 2010, 2011, 2012, 2013 and 2014, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes

        The Company adopted the provisions of accounting standards for uncertain tax benefits on January 1, 2007. As a result of this adoption, the Company recorded a $0.8 million increase in the liability for unrecognized tax benefits and a corresponding reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2009, 2008 and 2007, the Company has $15.4 million, $14.2 million and $13.3 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes ("unrecognized tax benefits"). Included in the balance of unrecognized tax benefits at December 31, 2007 were $0.4 million of tax benefits that, if recognized, would have affected the effective tax rate and $12.9 million that would have been recorded as a purchase accounting adjustment to goodwill. Under accounting standards for business combinations, the reversal of pre-acquisition liabilities for uncertain tax benefits will no longer be recorded as an adjustment to goodwill effective in fiscal years beginning in 2009. At December 31, 2009 and December 31, 2008, $15.4 million and $14.2 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In millions)	2009	2008
Gross unrecognized tax benefits at beginning of period	$14.2	$13.3	$15.9	$18.4
Increases in tax positions for prior years	3.3	3.6	—	—
Decreases in tax positions for prior years	(3.3)	(3.1)	(1.4)	(0.1)
Increases in tax positions for current year	2.6	1.3	0.5	2.9
Settlements	—	—	(1.2)	—
Lapse in statute of limitations	(1.4)	(0.9)	(0.5)	(5.3)

Gross unrecognized tax benefits at end of period	$15.4	$14.2	$13.3	$15.9

        Up to $7.3 million of the Company's unrecognized tax benefits could be recognized within the next 12 months. As of December 31, 2008 the Company believed that it was reasonably possible that a decrease of up to $5.1 million in unrecognized tax benefits would have occurred during the year ended December 31, 2009. During the year ended December 31, 2009 unrecognized tax benefits actually decreased by $4.7 million as a result of the closing of certain federal and state audits and the expiration of statutes of limitation.

        The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the United States Internal Revenue Service ("IRS") through its year ended December 31, 2007, and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2001.

        In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, the Company participates in the IRS's Compliance Assurance Process whereby its U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed by the Company through the year ended December 31, 2007 have been audited by the IRS. In the second quarter and the fourth quarter of 2008, the IRS completed the audits of the Company's tax returns for the year

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

ended December 31, 2006 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively, with no adjustments or additional payments. In the first quarter of 2009, the IRS completed the audits of the Company's tax returns for the Successor period from July 25, 2007 to December 31, 2007 with no adjustments or additional payments. The Company's tax returns for the year ended December 31, 2008 are under audit, which is expected to be completed by the second quarter of 2010. The IRS commenced examinations of the Company's U.S. federal income tax returns for 2009 in the first quarter of 2009. The examination is anticipated to be completed by the end of 2010. Six state tax authorities are in the process of auditing state income tax returns of various subsidiaries. One state audit is at the appeals level.

        The Company's policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the year ended December 31, 2009, the Company recognized interest expense of $0.6 million through the tax provision. No tax penalties were recorded through the provision during the year ended December 31, 2009. During the year ended December 31, 2008, the Company recognized interest expense of $0.9 million and penalties of $0.4 million through the tax provision. During the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, the Company recognized interest income of $0.3 million and $0.8 million, respectively, through the tax provision, primarily as a result of the expiration of the statutes of limitation on certain tax positions and favorable state audit settlements. As of December 31, 2009, 2008 and 2007, the Company had accrued for the payment of interest and penalties of $4.2 million, $3.7 million and $2.4 million, respectively.

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's effective income tax rate for continuing operations is as follows:

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
	2009	2008
Tax at U.S. federal statutory rate	35.0%	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of U.S. federal benefit	(50.9)	2.0	(0.8)	4.3
Tax credits	(16.8)	(1.3)	(0.6)	(0.8)
Change in Valuation Allowance	(4.3)	5.2	—	—
Other, including foreign rate differences, reserves and permanent items	(6.0)	5.2	1.3	(1.8)

Effective rate	(43.0)%	(23.9)%	(35.1)%	36.7%

        In the effective tax rate reconciliation above, the state rate benefit for the year ended December 31, 2009 is primarily the result of a change in the state tax rates used to measure deferred taxes.

        The effective tax rate for discontinued operations for the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 was a tax benefit of 38.6%, 39.3%, 31.8% and 40.1%, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        Income tax expense from continuing operations is as follows:

	Successor 2009
(In thousands)	Current	Deferred	Total
U.S. federal	$(6,708)	$7,580	$872
Foreign	2,356	629	2,985
State and local	14,254	(22,501)	(8,247)

	$9,902	$(14,292)	$(4,390)

	Successor 2008
	Current	Deferred	Total
U.S. federal	$—	$(47,685)	$(47,685)
Foreign	—	2,526	2,526
State and local	11,958	(5,099)	6,859

	$11,958	$(50,258)	$(38,300)

	Successor period from Jul. 25, 2007 to Dec. 31, 2007
	Current	Deferred	Total
U.S. federal	$14,927	$(67,876)	$(52,949)
Foreign	2,184	45	2,229
State and local	493	(1,955)	(1,462)

	$17,604	$(69,786)	$(52,182)

	Predecessor period From Jan. 1, 2007 to Jul. 24, 2007
	Current	Deferred	Total
U.S. federal	$18,601	$28,289	$46,890
Foreign	1,086	(84)	1,002
State and local	1,562	2,238	3,800

	$21,249	$30,443	$51,692

        Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company's accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2009 was $15.5 million. The net change in the total valuation allowance for the year ended December 31, 2009 was a decrease of $1.4 million.

Notes to the Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        Significant components of the Company's deferred tax balances are as follows:

(In thousands)	Dec. 31, 2009	Dec. 31, 2008
Deferred tax assets (liabilities):
Current:
Prepaid expenses	$(13,278)	$(14,077)
Receivables allowances	12,031	13,103
Accrued insurance expenses	6,809	11,638
Current reserves	5,114	7,395
Accrued expenses and other	10,954	24,886
Less valuation allowance	(35)	—

Total current asset	21,595	42,945

Long-Term:
Intangible assets(1)	(1,056,971)	(1,104,021)
Accrued insurance expenses	6,081	5,399
Net operating loss and tax credit carryforwards	121,725	117,696
Other long-term obligations	(12,469)	16,054
Less valuation allowance	(15,443)	(16,874)

Total long-term liability	(957,077)	(981,746)

Net deferred tax liability	$(935,482)	$(938,801)

(1)
The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The majority of this liability will not actually be paid until a business unit of the Company is sold.

        At December 31, 2009, the Company had deferred tax assets, net of valuation allowances, of $100.7 million for federal and state net operating loss carryforwards which expire at various dates up to 2029. The Company also had deferred tax assets, net of valuation allowances, of $7.6 million for federal and state credit carryforwards which expire at various dates up to 2029.

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

Current Year

        During the year ended December 31, 2009, the Company completed several lawn care and pest control acquisitions, along with several Merry Maids' franchise acquisitions, for a total net purchase price of $35.7 million. Related to these acquisitions, the Company recorded goodwill of $28.8 million and other intangibles of $9.1 million.

Notes to the Consolidated Financial Statements (Continued)

Note 7. Acquisitions (Continued)

Prior Years

        During the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 25, 2007, the Company completed several lawn care and pest control acquisitions, along with several Merry Maids' franchise acquisitions, for a total net purchase price of $74.2 million, $17.9 million and $31.6 million, respectively, and, related to these acquisitions, the Company recorded goodwill of $57.3 million, $13.9 million and $26.0 million, respectively, and other intangibles of $16.4 million, $3.6 million and $5.9 million, respectively.

Cash Flow Information for Acquisitions

        Supplemental cash flow information regarding the Company's acquisitions, excluding the Merger, is as follows:

	Successor			Predecessor
	Year Ended December 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands)	2009	2008
Purchase price (including liabilities assumed)	$37,722	$80,729	$18,809	$36,061
Less liabilities assumed	(2,070)	(6,503)	(939)	(4,452)

Net purchase price	$35,652	$74,226	$17,870	$31,609

Net cash paid for acquisitions	$32,647	$60,764	$14,889	$25,460
Value of shares issued	—	—	—	753
Seller financed debt	3,005	13,462	2,981	5,396

Payment for acquisitions	$35,652	$74,226	$17,870	$31,609

Note 8. Discontinued Operations

Current Year Dispositions

        There were no dispositions during the year ended December 31, 2009.

Prior Year Dispositions

        In the fourth quarter of 2007, management of the Company concluded that InStar did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. InStar provided disaster response and reconstruction services to primarily commercial customers and was previously reported as part of the Company's Other Operations and Headquarters segment. As a result of the decision to sell this business, an $18.1 million impairment charge ($12.3 million, net of tax) was recorded in "loss from discontinued operations, net of income taxes" in the fourth quarter of 2007 to reduce the carrying value of InStar's long-lived assets to their fair value less cost to sell. This charge was in addition to a $12.9 million ($8.8 million, net of tax) goodwill impairment charge recorded in 2007.

Notes to the Consolidated Financial Statements (Continued)

Note 8. Discontinued Operations (Continued)

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

Financial Information for Discontinued Operations

        Reported "loss from discontinued operations, net of income taxes" for all periods presented includes the operating results of the sold businesses noted above. The operating results and financial position of discontinued operations are as follows:

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands)	2009	2008
Operating Results:
Operating revenue	$64	$50,909	$30,994	$43,413
Operating loss	(1,811)	(215)	(8,833)	(7,617)
Interest expense	—	(73)	(34)	(38)
Impairment charge	—	(6,317)	(31,006)	—

Pre-tax loss	(1,811)	(6,605)	(39,873)	(7,655)
Benefit for income taxes	(699)	(2,618)	(12,665)	(3,067)
Loss on sale, net of tax	—	(539)	—	—

Loss from discontinued operations, net of income taxes	$(1,112)	$(4,526)	$(27,208)	$(4,588)

	Successor
(In thousands)	Dec. 31, 2009	Dec. 31, 2008
Financial Position:
Current assets	$42	$412

Total assets	$42	$412

Current liabilities	$2,806	$4,870
Long-term liabilities	4,145	4,077

Total liabilities	$6,951	$8,947

        The table below summarizes the activity during the year ended December 31, 2009 for the remaining liabilities from operations that were discontinued in years prior to 2009. The remaining

Notes to the Consolidated Financial Statements (Continued)

Note 8. Discontinued Operations (Continued)

obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at Dec. 31, 2008	Cash Payments or Other	(Income)/ Expense	Balance at Dec. 31, 2009
Remaining liabilities of discontinued operations:
ARS/AMS	$2,331	$(191)	$781	$2,921
LandCare Construction	869	(186)	39	722
LandCare utility line clearing business	1,099	(188)	—	911
Certified Systems, Inc. and other	3,558	(1,409)	—	2,149
InStar	1,090	(842)	—	248

Total liabilities of discontinued operations	$8,947	$(2,816)	$820	$6,951

Note 9. Restructuring Charges

        Concurrent with the completion of the Merger, the Company engaged in a reorganization and restructuring of certain of its businesses and support functions known as Fast Forward. Among the purposes of Fast Forward was to eliminate layers and bureaucracy and simplify work processes in order to better align the Company's work processes around its operational and strategic objectives. Fast Forward involved, among other things, a reduction in work force and various process improvements, including the closing of American Home Shield's call center located in Santa Rosa, California, the organization of certain corporate support functions into centers of excellence which are expected to deliver higher quality services to our business units at lower costs, the outsourcing to third party vendors of business activities that were previously handled internally, as well as other employee workforce reductions expected to result in cost-savings. The initiatives referred to as Fast Forward are substantially complete, and the Company has achieved its previously forecasted savings of $60 million pre-tax on an annualized basis. Most of these savings benefit the selling and administrative expenses line in the Consolidated Statements of Operations.

        As part of Fast Forward, on December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM will provide information technology operations and applications development services to the Company. The initial term of the agreement is seven years. The agreement commenced on December 11, 2008, and the services were phased in during the first half of 2009. In connection with the agreement, the Company eliminated approximately 275 positions. As a result of the elimination of positions and the transition of information technology services to IBM, the Company incurred charges related to, among other things, employee retention and severance costs, transition fees paid to IBM and other consulting fees. Almost all charges related to the agreement were cash charges and were expensed throughout the transition period. Such charges amounted to $9.9 million and $3.5 million, pre-tax, during 2009 and 2008, respectively. These charges were recorded as restructuring charges in the Consolidated Statements of Operations as incurred.

Notes to the Consolidated Financial Statements (Continued)

Note 9. Restructuring Charges (Continued)

        In connection with Fast Forward, the Company incurred costs of $12.5 million ($7.7 million, net of tax), $10.8 million ($6.6 million, net of tax), and $9.8 million ($6.0 million, net of tax) for the years ended December 31, 2009 and 2008 and for the Successor period from July 25, 2007 to December 31, 2007, respectively, which included the costs described above. For the year ended December 31, 2009, these charges include transition fees paid to IBM of $7.6 million, consulting fees of $2.8 million and severance, lease termination and other costs of $2.1 million. For the year ended December 31, 2008, these charges include transition fees paid to IBM of $0.3 million, consulting fees of $5.3 million and severance, lease termination and other costs of $5.2 million. For the Successor period from July 25, 2007 to December 31, 2007, these charges include lease termination and other costs related to closing the Santa Rosa call center of $3.7 million, consulting fees of $2.3 million and severance and other costs of $3.8 million.

        For the year ended December 31, 2009, TruGreen LawnCare recorded restructuring costs of $8.7 million ($5.4 million, net of tax) relating to a reorganization of field leadership and a restructuring of branch operations. These costs included consulting fees of $6.3 million, severance costs of $0.9 million and lease termination and other costs of $1.5 million.

        For the year ended December 31, 2009, Terminix recorded restructuring costs of $3.4 million ($2.1 million, net of tax) relating to a branch optimization project. These costs included lease termination costs of $3.1 million and severance costs of $0.3 million.

        The restructuring charges for the Successor period from July 25, 2007 to December 31, 2007 also included $7.9 million ($4.8 million, net of tax) of charges, primarily severance costs, related to organizational changes made within the TruGreen LandCare operations.

        The results for the year ended December 31, 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 include restructuring charges related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois. The transition to Memphis was substantially completed in 2007. Almost all costs related to the transition were cash expenditures and were expensed throughout the transition period. In the Successor period from July 25, 2007 to December 31, 2007, the Company recognized charges of $8.3 million ($5.1 million, net of tax), which consisted of $6.0 million of employee retention and severance and $2.3 million of recruiting and related costs. In the Predecessor period from January 1, 2007 to July 24, 2007, the Company recognized charges of $16.9 million ($10.7 million, net of tax), which consisted of $12.8 million of employee retention and severance and $4.1 million of recruiting and related costs. During the year ended December 31, 2008, the Company recorded additional expense of $0.4 million ($0.2 million, net of tax) relating to this relocation, which includes additional severance and other costs.

Notes to the Consolidated Financial Statements (Continued)

Note 9. Restructuring Charges (Continued)

        A reconciliation of the beginning and ending balances of accrued restructuring charges is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance at December 31, 2007	$19,385
Costs incurred	11,246
Costs paid or otherwise settled	(20,048)

Balance at December 31, 2008	$10,583
Costs incurred	24,555
Costs paid or otherwise settled	(24,100)

Balance at December 31, 2009	$11,038

        The Company incurred Merger related charges of $2.3 million ($1.5 million, net of tax), $1.2 million ($0.6 million, net of tax), $0.8 million ($0.1 million, net of tax) and $41.4 million ($34.7 million, net of tax) for the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007, respectively. These Merger related charges include investment banking, accounting, legal fees, legal settlements, change in control severance and other costs associated with the Merger.

        On the date of the Merger, the Company had change in control severance agreements with certain of its officers. These agreements generally provided, among other things, for severance pay and other benefits to the officer if, within two years following a change in control of ServiceMaster, the officer's employment was terminated by the Company other than for cause or was terminated by the officer for good reason. The consummation of the Merger constituted a change in control for purposes of these agreements. The financial results for year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007 include severance and retention costs for certain officers in the Company's Downers Grove, Illinois office whose employment was terminated due to the consolidation of the corporate headquarters into the Memphis, Tennessee operations support center. The consummation of the Merger resulted in additional severance costs and other benefits that were due under the change in control severance agreements for these officers. These additional costs, as well as change in control severance costs and other benefits due to certain terminated officers of the Company's Memphis, Tennessee operations support center, totaled $45.4 million pre-tax, which were not included in the statements of operations and were reflected as a cost of the acquisition as presented in Notes 2 and 3. These costs were incremental to the costs described in the preceding paragraph. $23.6 million and $21.8 million of change in control severance costs were paid in the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007, respectively.

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

        Rental expense for the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 was $119.0 million, $139.1 million, $72.1 million and $96.6 million, respectively. Future long-term non-cancelable operating lease payments are approximately $58.4 million in 2010, $47.1 million in 2011, $35.6 million in 2012, $24.3 million in 2013, $16.5 million in 2014 and $39.3 million in 2015 and thereafter.

        A portion of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. At December 31, 2009, the Company's residual value guarantees related to the leased assets totaled $78.4 million for which the Company has recorded the estimated fair value of these guarantees of $1.6 million in the Consolidated Statements of Financial Position.

        The Company maintains lease facilities with banks totaling $65.2 million, which provide for the financing of branch properties to be leased by the Company. At December 31, 2009, $65.2 million was funded under these facilities. $12.5 million of these leases are accounted for as capital leases and have been included on the balance sheet as assets with related debt as of December 31, 2009. The balance of the funded amount is accounted for as operating leases. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. This $22.0 million investment is included in other assets in the Consolidated Statements of Financial Position, and will be returned to the Company at the end of the lease term. The operating lease and capital lease classifications of these leases did not change as a result of the modifications. No later than 120 days prior to the end of the lease term, the Company must exercise one of the following three options related to the leased properties: (1) negotiate an extension to the current leasing arrangement; (2) return the properties to the lessor; or (3) purchase the properties for $65.2 million, the total amount funded under the lease facilities. If the properties are returned to the lessor, the lessor will sell the properties and the Company will be obligated to pay the lessor for any shortfall between the sales proceeds and the amount funded under the lease facilities up to 73 percent of the fair market value of the properties at the commencement of the lease pursuant to a residual value guarantee.

        In the third quarter of 2009, the Company determined that it was probable that the fair value of the properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company's current estimate of this shortfall is $11.8 million, which will be expensed over the remainder of the lease term. The Company recorded a charge of $5.5 million in the year ended December 31, 2009 related to this shortfall and will

Notes to the Consolidated Financial Statements (Continued)

Note 10. Commitments and Contingencies (Continued)

record the remaining $6.3 million over the remainder of the lease term, which expires July 24, 2010. There was no similar charge in any prior period.

        Certain of the Company's assets, including certain branch properties discussed above, a call center facility, and equipment, are leased under capital leases with $19.4 million in remaining lease obligations as of December 31, 2009. Future lease payments under capital leases are $14.5 million in 2010, $1.7 million in 2011, $0.9 million in 2012, $0.5 million in 2013, $0.5 million in 2014 and $1.3 million in 2015 and thereafter.

        In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, the Company does not expect these guarantees and indemnifications to have a material effect on the Company's business, financial condition, results of operations or cash flows.

        The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company purchases insurance from third party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. As of December 31, 2009 and 2008, the Company had accrued self-insured claims of $131.3 million and $146.2 million, respectively. During the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 the Company recorded provisions for uninsured claims totaling $32.1 million, $35.9 million, $20.7 million and $29.2 million, respectively, and the Company paid claims totaling $47.0 million, $49.2 million, $23.3 million and $32.7 million, respectively. In determining the Company's accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

        As part of the American Residential Services and American Mechanical Services sale agreements in 2006, the Company continues to be obligated to third parties with respect to operating leases for which the Company has been released as being the primary obligor, as well as certain real estate leased and operated by the buyers. The Company's obligations under these agreements may be limited in terms of time and or amount, and in some cases, the Company may have recourse against the buyers for any potential future payments made by the Company. At the present time, the Company does not believe it is probable that the buyers will default on their

Notes to the Consolidated Financial Statements (Continued)

Note 10. Commitments and Contingencies (Continued)

obligations subject to guarantee. The fair value of the Company's obligations related to these guarantees is not significant and no liability has been recorded.

        In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured employment, general, and commercial liability actions (on an individual and class basis) and environmental proceedings. The Company does not expect any of these proceedings to have a material effect on its financial position, results of operations and cash flows; however, the Company can give no assurance that the results of any such proceedings may not be material to its financial position, results of operations and cash flows for any period in which costs, if any, are recognized.

Note 11. Related Party Transactions

        In connection with the Transactions, the Company paid the Equity Sponsors and certain affiliates thereof approximately $80.0 million in fees and expenses for financial and transaction structuring advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. The amount has been included in the purchase price of the Merger. Also in connection with the Transactions, the Company entered into a consulting agreement with CD&R, which subsequently was amended, under which CD&R provided the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2.0 million, which was payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align the fee structure with current market rates. Under this agreement, the Company recorded a management fee of $6.25 million for the year ended December 31, 2009 and $2.0 million for the year ended December 31, 2008. The amended consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions.

        In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $1.25 million for the year ended December 31, 2009.

        The Company was advised by Holdings that, during the first quarter of 2009, Holdings completed open market purchases of $11.0 million in face value of the Permanent Notes for a cost of $4.5 million. As of December 31, 2009, Holdings has completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. During the years ended December 31, 2009 and 2008, the Company recorded interest expense of $6.9 million and $0.4 million, respectively, related to Permanent Notes held by Holdings. During the year ended December 31, 2009, the Company made cash payments to Holdings in the amount of $6.5 million. There were no cash payments by the Company to Holdings in 2008. Interest accrued by the Company and payable to Holdings as of December 31,

Notes to the Consolidated Financial Statements (Continued)

Note 11. Related Party Transactions (Continued)

2009 and 2008 amounted to $3.2 million and $2.8 million, respectively ($2.4 million of the accrued interest payable to Holdings at December 31, 2008 was acquired by Holdings in their open market purchases).

Note 12. Employee Benefit Plans

        Effective January 2, 2007, the Company approved a new long-term incentive plan (the "LTIP") designed to reward certain employees based on the accumulated three-year Company financial performance against pre-tax income and revenue goals. Pursuant to the LTIP, the awards would be paid out in cash at the end of a three-year performance period, if certain performance measures were achieved. The costs of the awards are recognized over the performance period and are included in selling and administrative expense in the Consolidated Statements of Operations. Compensation expense related to the LTIP was $1.7 million for the year ended December 31, 2008, $1.5 million for the Successor period from July 25, 2007 to December 31, 2007 and $1.9 million for the Predecessor period from January 1, 2007 to July 24, 2007. During 2009, the Company determined that the three year financial performance measures had not been achieved and reversed reserves related to the Plan in the amount of $4.4 million.

        Discretionary contributions to qualified profit sharing and non-qualified deferred compensation plans were made in the amount of $13.1 million and $14.0 million for the years ended December 31, 2009 and 2008, $3.5 million for the Successor period from July 25, 2007 to December 31, 2007 and $5.8 million for the Predecessor period from January 1, 2007 to July 24, 2007. Under the Employee Share Purchase Plan, the Company contributed $0.2 million for the Predecessor period from January 1, 2007 to July 24, 2007. These funds defrayed part of the cost of the shares purchased by employees. The Employee Share Purchase Plan was terminated in conjunction with the Merger.

Note 13. Noncontrolling Interests

        On June 4, 2007, the noncontrolling interest in Terminix was converted into eight million shares of ServiceMaster common stock and the noncontrolling interest balance in the Consolidated Statements of Financial Position was reduced to zero. As a result of the Merger, the eight million shares of ServiceMaster common stock that were issued were converted into the right to receive $15.625 in cash per the Merger Consideration.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Long-Term Debt

        Long-term debt at December 31, 2009 and December 31, 2008 is summarized in the following table:

	Successor
(In thousands)	2009	2008
Senior secured term loan facility maturing in 2014	$2,583,750	$2,610,250
10.75% /11.50% senior toggle notes maturing in 2015(1)	1,061,000	1,150,000
Revolving credit facility maturing in 2013	—	165,000
7.10% notes maturing in 2018(2)	63,624	61,698
7.45% notes maturing in 2027(2)	147,885	145,215
7.25% notes maturing in 2038(2)	59,824	59,016
Other	58,861	74,913
Less current portion	(64,395)	(221,269)

Total long-term debt	$3,910,549	$4,044,823

(1)
During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of the Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a gain on extinguishment of debt of $46.1 million in its Consolidated Statement of Operations for the year ended December 31, 2009 related to these retirements. Included in the gain on extinguishment of debt are write-offs of unamortized debt issuance costs related to the extinguished debt of $1.9 million.

(2)
The increase in the balance from 2008 to 2009 reflects the amortization of fair value adjustments related to purchase accounting, which effectively increases the stated coupon interest rates.

        In connection with the completion of the Transactions, the Company (i) entered into the Senior Term Loan Facility, (ii) entered into a new $1.15 billion senior unsecured interim loan facility, (iii) entered into the Revolving Credit Facility and (iv) entered into a new synthetic letter of credit facility in an aggregate principal amount of $150.0 million. Additionally, the Company repaid certain of its existing indebtedness, including the 2009 Notes. The 2009 Notes were called for redemption on the Closing Date and were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities described and defined below to repay at maturity the 2007 Notes. The debt issuance costs related to the Merger have been capitalized and these costs are being amortized to interest expense over the terms of the underlying debt instruments.

Term Facilities

        On the Closing Date, in connection with the completion of the Merger, Acquisition Co. entered into the Term Facilities. The rights and obligations of Acquisition Co. under the Term Facilities were assumed by ServiceMaster on the Closing Date of the Merger.

        The Term Facilities consist of (1) the Senior Term Loan Facility providing for term loans in an aggregate principal amount of $2.65 billion and (2) a pre-funded synthetic letter of credit facility in

Notes to the Consolidated Financial Statements (Continued)

Note 14. Long-Term Debt (Continued)

an aggregate principal amount of $150.0 million. As of December 31, 2009, the Company had issued $118.8 million of letters of credit, resulting in unused commitments under the synthetic letter of credit facility of $31.2 million.

        The Term Facilities will mature on July 24, 2014. The interest rates applicable to the loans under the Term Facilities are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of December 31, 2009—2.50%) or (ii) an alternate base rate, plus a borrowing margin (as of December 31, 2009—1.50%). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Term Facilities agreement) for the previous fiscal quarter.

        In August 2007, the Company entered into three, three-year interest rate swap agreements, effective September 4, 2007. The total notional amount of the agreements was $530.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 5.05% on the $530.0 million notional amount and the Company will receive a floating rate of interest (based on the one month LIBOR) on the notional amount. Therefore, the effective interest rate for $530.0 million of the term loans is fixed at 7.55%, including the borrowing margin of 2.50% as of December 31, 2009.

        In February 2008, the Company entered into two, three-year interest rate swap agreements and a four-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the three-year agreements was $250.0 million and the total notional amount of the four-year swap agreement was $250.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 3.15% on the $250.0 million notional amount under the three-year swap agreements and 3.48% on the $250.0 million notional amount under the four-year swap agreement. The Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, the effective interest rate for $500.0 million of the term loans is fixed at a rate between 5.65% and 5.98%, including the borrowing margin of 2.50% as of December 31, 2009.

        In August 2008, the Company entered into two, three-year interest rate swap agreements effective September 2, 2008. The total notional amount of the swap agreements was $200.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 3.83% on the $200.0 million notional amount of the swap agreements. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200.0 million of the term loans is fixed at a rate of 6.33%, including the borrowing margin of 2.50% as of December 31, 2009.

        In September 2008, the Company entered into a four-year interest rate swap agreement effective October 1, 2008. The notional amount of the swap agreement was $200.0 million. Under the terms of the agreement, the Company will pay a weighted average fixed rate of interest of 3.53% on the $200.0 million notional amount of the swap agreement. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, the effective interest rate for $200.0 million of the term loans is fixed at a rate of 6.03%, including the borrowing margin of 2.50% as of December 31, 2009.

        In April 2009, the Company entered into a two-year interest rate swap agreement effective August 2, 2010 with a notional amount of $530.0 million. Under the terms of the agreement, the

Notes to the Consolidated Financial Statements (Continued)

Note 14. Long-Term Debt (Continued)

Company will pay a fixed rate of interest of 2.55% on the notional amount of the agreement. The Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreement, the effective interest rate for $530.0 million of the term loans will be fixed at a rate of 5.05%, including the borrowing margin of 2.50% as of December 31, 2009.

        In accordance with accounting standards for derivative instruments and hedging activities, the Company's interest rate swap agreements are classified as cash flow hedges and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

10.75%/11.50% Senior Toggle Notes

        On the Closing Date, in connection with the completion of the Merger, Acquisition Co. entered into the Interim Loan Facility. The rights and obligations of Acquisition Co. under the Interim Loan Facility were assumed by ServiceMaster on the Closing Date of the Merger.

        The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into the Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated on November 19, 2009.

        Pursuant to the refinancing indenture, ServiceMaster may, at its option prior to the start of any six month interest period through July 15, 2011, elect to pay Cash Interest, PIK Interest or 50 percent as Cash Interest and 50 percent as PIK Interest. Cash Interest will accrue on the Permanent Notes at a rate per annum equal to 10.75%. PIK Interest will accrue on the Permanent Notes at a rate per annum equal to 11.50%. If the Company elects to pay PIK Interest, the principal amount of the notes will increase in an amount equal to the PIK Interest payable for the applicable payment period to the holders of the Permanent Notes on the relevant record date. Interest payable after July 15, 2011 is payable entirely as Cash Interest. All interest payments due through January 2010 were paid entirely as Cash Interest. The Company has elected to pay all interest payable in 2010 entirely as Cash Interest.

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

        During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of the Permanent Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The

Notes to the Consolidated Financial Statements (Continued)

Note 14. Long-Term Debt (Continued)

Company recorded a gain on extinguishment of debt of $46.1 million in its Consolidated Statement of Operations for the year ended December 31, 2009 related to these retirements.

Revolving Credit Facility

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster entered into the Revolving Credit Facility. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit of up to a maximum aggregate principal amount of $500.0 million. The Revolving Credit Facility limits outstanding letters of credit to $75.0 million. As of December 31, 2009, there were no revolving loans or letters of credit outstanding under the Revolving Credit Facility. As of December 31, 2008, there was $165.0 million of revolving loans and $15.8 million of letters of credit outstanding. As of December 31, 2009, the Company had $500.0 million of remaining capacity available under the Revolving Credit Facility.

        The final maturity date of the Revolving Credit Facility is July 24, 2013. The interest rates applicable to the loans under the Revolving Credit Facility will be based on a fluctuating rate of interest measured by reference to either, at the borrower's option, (1) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of December 31, 2009—2.50%) or (2) an alternate base rate, plus a borrowing margin (as of December 31, 2009—1.50%). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Revolving Credit Agreement) for the previous fiscal quarter.

        The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2009.

        Future scheduled long-term debt payments are $64.4 million in 2010 (average rate of 4.3 percent), $35.9 million in 2011 (average rate of 3.8 percent), $31.9 million in 2012 (average rate of 3.6 percent), $29.4 million in 2013 (average rate of 3.3 percent) and $2,479.7 million in 2014 (average rate of 4.9 percent). The scheduled long-term debt payments of $64.4 million in 2010 include the repayment of $10.0 million transferred under the Company's accounts receivable securitization arrangement, as described in Note 16.

Note 15. Cash and Marketable Securities

        Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in the Statements of Financial Position caption "Cash and Cash Equivalents". As of December 31, 2009 and 2008, the Company's investments consist primarily of domestic publicly traded debt and certificates of deposit totaling $93.9 million and $90.1 million, respectively, and common equity securities of $38.3 million and $43.0 million, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 15. Cash and Marketable Securities (Continued)

        The aggregate market value of the Company's short-term and long-term investments in debt and equity securities was $132.2 million and $133.1 million, and the aggregate cost basis was $126.7 million and $134.9 million at December 31, 2009 and 2008, respectively.

        Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The Company recorded gross realized gains resulting from sales of available-for-sale securities of $3.9 million ($2.4 million, net of tax) and $13.2 million ($10.0 million, net of tax) for the years ended December 31, 2009 and 2008, respectively, $6.3 million ($4.1 million, net of tax) for the Successor period from July 25, 2007 to December 31, 2007 and $22.1 million ($14.0 million, net of tax) for the Predecessor period from January 1, 2007 to July 24, 2007. The Company recorded gross realized losses resulting from sales of available-for-sale securities of $1.5 million ($0.9 million, net of tax) and $10.9 million ($8.3 million, net of tax) for the years ended December 31, 2009 and 2008, respectively, $2.9 million ($1.9 million, net of tax) for the Successor period from July 25, 2007 to December 31, 2007 and $1.8 million ($1.1 million, net of tax) for the Predecessor period from January 1, 2007 to July 24, 2007. The Company recorded impairment charges of $5.9 million ($3.6 million, net of tax) for the year ended December 31, 2009, $16.5 million ($12.6 million, net of tax) for the year ended December 31, 2008, $10.9 million ($7.1 million, net of tax) for the Successor period from July 25, 2007 to December 31, 2007 and $0.9 million ($0.6 million, net of tax) for the Predecessor period January 1, 2007 to July 24, 2007 due to other than temporary declines in the value of certain investments. The unrealized gains in the investment portfolio were $7.7 million and $4.2 million as of December 31, 2009 and 2008, respectively. Unrealized losses were $2.2 million and $6.0 million as of December 31, 2009 and 2008, respectively. The portion of unrealized losses which had been in a loss position for more than one year at December 31, 2009 and 2008 was $0.7 million and $0.4 million, respectively. The aggregate fair value of the investments with unrealized losses totaled $7.9 million and $26.8 million at December 31, 2009 and 2008, respectively.

Note 16. Receivable Sales

        The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix may sell certain eligible trade accounts receivable to Funding, the Company's wholly owned, bankruptcy-remote subsidiary which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of December 31, 2009, the amount of eligible receivables was approximately $36.0 million.

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

Notes to the Consolidated Financial Statements (Continued)

Note 16. Receivable Sales (Continued)

As part of the annual review of the facility, which occurred on July 21, 2009, this Purchaser agreed to continue its participation in the arrangement at least through July 20, 2010.

        During the year ended December 31, 2009, there were no transfers of interests in the pool of accounts receivables to Purchasers under this arrangement. During the third quarter of 2008 an interest in the pool of accounts receivable was transferred to a third party in exchange for $10.0 million. As of December 31, 2009 and 2008, the Company had $10.0 million outstanding under the arrangement and had $26.0 million of remaining capacity available under the accounts receivable securitization arrangement as of December 31, 2009.

        The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in these Consolidated Financial Statements. The interest rates applicable to the Company's obligation are based on a fluctuating rate of interest measured based on the third party purchaser's pooled commercial paper rate, as defined (0.21% at December 31, 2009). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012, the final termination date of the arrangement.

Note 17. Comprehensive Income

        Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the Consolidated Statements of Shareholder's Equity. The following table summarizes the activity in other comprehensive (loss) income and the related tax effects.

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands)	2009	2008
Net unrealized gains (losses) on securities:
Unrealized gains (losses)(1)	$2,416	$(14,859)	$4,390	$10,009
Reclassification adjustment for net losses (gains) realized(2)	2,182	9,067	246	(12,502)

Net unrealized gains (losses) on securities	4,598	(5,792)	4,636	(2,493)

Net unrealized gains (losses) on derivative instruments:
Unrealized (losses) gains(3)	(24,636)	(45,567)	(10,614)	1,897
Reclassification adjustment for net losses realized(4)	47,380	3,062	159	837

Net unrealized gains (losses) on derivative instruments	22,744	(42,505)	(10,455)	2,734
Foreign currency translation	5,038	(3,511)	1,473	1,747

Other comprehensive income (loss)	$32,380	$(51,808)	$(4,346)	$1,988

(1)
Net of tax effect of $(1.4) million in 2009, $8.5 million in 2008, ($2.3) million from July 25, 2007 to December 31, 2007, and ($5.1) million from January 1, 2007 to July 24, 2007.

Notes to the Consolidated Financial Statements (Continued)

Note 17. Comprehensive Income (Continued)

(2)
Net of tax effect of $(1.3) million in 2009, ($5.3) million in 2008, ($0.1) million from July 25, 2007 to December 31, 2007 and $7.3 million from January 1, 2007 to July 24, 2007.

(3)
Net of tax effect of $13.8 million in 2009, $26.9 million in 2008, $7.1 million from July 25, 2007 to December 31, 2007 and ($1.3) million from January 1, 2007 to July 24, 2007.

(4)
Net of tax effect of $(28.6) million in 2009, ($2.0) million in 2008, ($0.1) million from July 25, 2007 to December 31, 2007 and ($0.6) million from January 1, 2007 to July 24, 2007.

        Accumulated comprehensive (loss) income included the following components as of December 31:

	Successor
(In thousands)	2009	2008
Net unrealized gains (losses) on securities, net of tax	$3,442	$(1,156)
Net unrealized losses on derivative instruments, net of tax	(30,216)	(52,960)
Foreign currency translation	3,000	(2,038)

Total	$(23,774)	$(56,154)

Note 18. Supplemental Cash Flow Information

        In the Consolidated Statements of Cash Flows, the caption "Cash and cash equivalents" includes investments in short-term, highly-liquid securities having a maturity of three months or less when purchased. Supplemental information relating to the Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, the Successor period from July 25, 2007 to December 31, 2007 and the Predecessor period from January 1, 2007 to July 24, 2007 is presented in the following table:

	Successor			Predecessor
	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands)	2009	2008
Cash paid for or (received from):
Interest expense	$301,571	$269,580	$140,653	$27,387
Interest and dividend income	(6,623)	(13,094)	(8,698)	(7,810)
Income taxes, net of refunds	824	10,413	8,083	17,363

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

Notes to the Consolidated Financial Statements (Continued)

Note 20. Stock-Based Compensation

  Successor

        The board of directors of Holdings adopted the ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the "MSIP") in 2007. The MSIP provides for the sale of shares of Holdings stock to ServiceMaster's executive officers, other key employees and directors as well as the grant of deferred share units and options to purchase shares of Holdings to those individuals. The board of directors of Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the MSIP and determines the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 13,045,000 shares of Holdings stock are available for issuance under the MSIP. Holdings currently intends to satisfy any need for shares of common stock of Holdings associated with the exercise of options issued under the MSIP through those new shares available for issuance or any shares repurchased from participants in the MSIP.

        All option grants under the MSIP will be non-qualified options with a per-share exercise price no less than the fair market value of one share of Holdings stock on the grant date. Any stock options granted will generally have a term of 10 years and vesting will be subject to an employee's continued employment. The board of directors of Holdings, or a committee designated by it, may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Holdings experiences a change in control (as defined in the MSIP) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee's death or disability (as defined in the MSIP). Upon a termination for cause (as defined in the MSIP), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earliest of the expiration of their term or three months following termination of employment (one year in the case of death, disability or retirement at normal retirement age).

        Unless sooner terminated by the board of directors of Holdings, the MSIP will remain in effect until November 20, 2017.

        In December 2007, Holdings completed an equity offering to certain executive officers and key employees pursuant to the MSIP. The shares sold and options granted to employees in connection with this equity offering are subject to and governed by the terms of the MSIP. In connection with this offering, Holdings sold 1,416,870 shares of common stock at a purchase price of $10.00 per share and sold 576,668 deferred share units ("DSUs") at a purchase price of $10.00 per DSU. DSUs represent a right to receive a share of common stock in the future. Holdings also granted options to purchase 3,937,076 additional shares of common stock at an exercise price of $10.00 per share in connection with this equity offering. In addition, Holdings granted ServiceMaster's executive officers and key employees options to purchase an additional 5,332,125 shares of Holdings common stock at an exercise price of $10.00 per share. These options are subject to and governed by the terms of the MSIP. The $10.00 per share purchase price and exercise price was based on the determination by the board of directors of Holdings of the fair market value of the common stock of Holdings as of the purchase/grant date.

        In 2009 and 2008, Holdings completed various equity offerings to certain executive officers and key employees pursuant to the MSIP. The shares sold and options granted to employees in connection with these equity offerings are subject to and governed by the terms of the MSIP. In connection with these offerings, Holdings sold a total of 234,500 shares of common stock in 2009

Notes to the Consolidated Financial Statements (Continued)

Note 20. Stock-Based Compensation (Continued)

and 240,700 shares of common stock in 2008 at a purchase price of $10.00 per share. Holdings also granted options to purchase 469,000 and 466,400 additional shares of common stock in 2009 and 2008, respectively, at an exercise price of $10.00 per share in connection with these equity offerings. In addition, Holdings granted ServiceMaster's executive officers and key employees options to purchase an additional 437,000 and 427,500 shares of Holdings common stock at an exercise price of $10.00 per share in 2009 and 2008, respectively. These options are subject to and governed by the terms of the MSIP. The $10.00 per share purchase price and exercise price was based on the determination by the compensation committee of Holdings of the fair market value of the common stock of Holdings as of the purchase/grant dates.

        All options granted to date will vest in four equal annual installments, subject to an employee's continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. The options will be accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the MSIP is pushed down from Holdings and recorded in the financial statements of ServiceMaster.

        The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2009 and 2008, the expected volatilities were based on the historical and implied volatilities of the publicly traded stock of a group of companies comparable to ServiceMaster. For options granted in the Successor period from July 25, 2007 to December 31, 2007, expected volatility was based on actual historical experience of the Company's publicly traded stock prior to the Merger. The expected life represents the period of time that options granted are expected to be outstanding and, for options granted in the Successor period from July 25, 2007 to December 31, 2007, was estimated based on actual historical experience of the predecessor Company's stock options and expected future exercise and forfeiture activity related to the Company's stock options. Due to the passage of time since the observed stock option activity in the Predecessor periods and due to the lack of any option exercise activity in the Successor periods, the expected life for options granted in 2009 and 2008 was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110. The risk-free interest rates were based on the U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended Dec. 31,
			Jul. 25, 2007 to Dec. 31, 2007
Assumption	2009	2008
Expected volatility	38.5% - 46.9%	25.1% - 46.9%	25.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.3	6.3	6.0
Risk-free interest rate	2.56% - 2.92%	2.56% - 3.56%	3.56%

        The weighted-average grant-date fair value of the options granted during 2009, 2008 and during the Successor period from July 25, 2007 to December 31, 2007 was $4.36, $4.19 and $3.27 per option, respectively. The Company has applied a forfeiture assumption of 3.79% per annum in the recognition of the expense related to these options.

Notes to the Consolidated Financial Statements (Continued)

Note 20. Stock-Based Compensation (Continued)

        A summary of option activity under the MSIP as of December 31, 2009, and changes during the year then ended is presented below:

	Stock Options	Weighted Avg. Exercise Price	Remaining Contractual Term (in years)
Total outstanding, December 31, 2008	9,585,501	$10.00
Granted to employees	906,000	$10.00
Exercised	0
Forfeited	(477,368)	$10.00

Total outstanding, December 31, 2009	10,014,133	$10.00	8.2

Total exercisable, December 31, 2009	4,341,843	$10.00	8.0

        During the years ended December 31, 2009 and 2008 and the Successor period from July 25, 2007 to December 31, 2007, the Company recognized stock-based compensation cost of $8.1 million ($5.0 million, net of tax), $7.0 million ($5.3 million, net of tax) and $0.3 million ($0.2 million, net of tax), respectively. As of December 31, 2009, there was $19.1 million of total unrecognized compensation cost related to non-vested stock options granted by Holdings under the MSIP. These remaining costs are expected to be recognized over a weighted-average period of 2.3 years.

  Predecessor

        The Company maintained a shareholder approved incentive plan that allowed for the issuance of equity-based compensation awards, including stock options, stock appreciation rights, share grants, restricted stock awards and restricted stock unit awards ("Share Plan"). The Share Plan was terminated upon the consummation of the Merger.

        The Company's stock options and stock appreciation rights are collectively referred to as "options". During the Predecessor period from January 1, 2007 to July 24, 2007 the Company recognized pre-tax option expense of $1.7 million, and the Company recognized related tax benefits of $0.7 million.

        During the Predecessor period from January 1, 2007 to July 24, 2007, the Company recognized total pre-tax share grant and restricted stock compensation expense of $1.7 million, and the Company recognized related tax benefits of $0.7 million.

        The Company did not issue stock options, stock appreciation rights, share grants, restricted stock awards or restricted stock unit awards during the Predecessor period from January 1, 2007 to July 24, 2007. Due to provisions in the Share Plan that allowed for the cash settlement of equity awards upon a change in control of the Company, the Company recorded a charge of $45.7 million pre-tax for the reclassification of the awards from equity awards to liability awards. Additionally, the Merger resulted in the accelerated vesting of previously unvested equity awards, for which the Company recorded a charge of $12.4 million pre-tax. These charges were not included in the statements of operations of the Predecessor or Successor; rather they were reflected as a cost of the Merger.

Notes to the Consolidated Financial Statements (Continued)

Note 21. Fair Value of Financial Instruments

        The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss), or, for certain unrealized losses, reported in interest and net investment income in the statements of operations if the decline in value is other than temporary. The carrying amount of total debt was $3,974.9 million and $4,266.1 million and the estimated fair value was $3,716.5 million and $2,165.7 million at December 31, 2009 and December 31, 2008, respectively. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of December 31, 2009 and 2008.

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

Notes to the Consolidated Financial Statements (Continued)

Note 21. Fair Value of Financial Instruments (Continued)

        The carrying amount and estimated fair value of the Company's financial instruments that are recorded at fair value for the periods presented are as follows:

		As of December 31, 2009				As of December 31, 2008
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$9,985	$9,985	$—	$—	$9,901	$9,901
Investments in marketable securities	Marketable securities and Long-term marketable securities	122,201	46,251	75,950	—	123,161	123,161
Fuel swap contracts:
Current	Prepaid expenses and other assets	7,840	—	—	7,840	—	—

Total financial assets		$140,026	$56,236	$75,950	$7,840	$133,062	$133,062

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$924	$—	$—	$924	$23,607	$23,607
Noncurrent	Other Long-term obligations	—	—	—	—	1,317	1,317
Interest rate swap contracts	Other Long-term obligations	54,120	—	54,120	—	59,852	59,852

Total financial liabilities		$55,044	$—	$54,120	$924	$84,776	$84,776

Notes to the Consolidated Financial Statements (Continued)

Note 21. Fair Value of Financial Instruments (Continued)

        A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2007	$—
Total gains (losses) (realized and unrealized):
Included in earnings(1)	5,103
Included in other comprehensive loss	(24,924)
Settlements, net	(5,103)

Balance at December 31, 2008	$(24,924)
Total gains (losses) (realized and unrealized):
Included in earnings(1)	(25,305)
Included in other comprehensive income	31,840
Settlements, net	25,305

Balance at December 31, 2009	$6,916

(1)
Gains (losses) included in earnings are reported in cost of services rendered and products sold.

        The Company uses derivative financial instruments to manage risks associated with changes in fuel prices and interest rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. In designating its derivative financial instruments as hedging instruments under accounting standards for derivative instruments, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected changes in cash flows of the associated forecasted transactions. All of the Company's designated hedging instruments are classified as cash flow hedges.

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 25 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. All of the Company's fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statement of Financial Position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in other comprehensive income. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements (Continued)

Note 21. Fair Value of Financial Instruments (Continued)

        The effect of derivative instruments on the Consolidated Statements of Operations and other comprehensive income for the years ended December 31, 2009 and 2008, respectively, is presented as follows:

	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income
(In thousands)
Derivatives designated as Cash Flow Hedge Relationships			Location of Gain (Loss) included in Income
	Year ended December 31, 2009
Fuel swap contracts	$31,840	$(25,305)	Cost of services rendered and products sold
Interest rate swap contracts	$5,732	$(50,704)	Interest expense

	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss
		Effective Portion of Gain (Loss) Reclassified from AOCI into Income
Derivatives designated as Cash Flow Hedge Relationships			Location of Gain (Loss) included in Income
	Year ended December 31, 2008
Fuel swap contracts	$(24,924)	$5,103	Cost of services rendered and products sold
Interest rate swap contracts	$(43,295)	$(15,135)	Interest expense

        Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the year ended December 31, 2009. As of December 31, 2009, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $54.0 million, maturing through 2010. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of December 31, 2009, the Company had posted $2.5 million in letters of credit as collateral for these contracts, none of which were posted under the Company's Revolving Credit Facility. As of December 31, 2009, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.430 billion, maturing through 2012.

        The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $20.6 million, net of tax, at December 31, 2009. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

Notes to the Consolidated Financial Statements (Continued)

Note 22. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries

        The following condensed consolidating financial statements of the Company and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the Consolidated Financial Statements. Goodwill and other intangible assets have been allocated to all of the subsidiaries of the Company based on management's estimates.

        On July 24, 2008, outstanding amounts under the Interim Loan Facility converted into the Permanent Notes. The payment obligations of the Company under the Permanent Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries excluding certain subsidiaries subject to regulatory requirements in various states ("Guarantors"). Each of the Guarantors is wholly owned, directly or indirectly, by the Company, and all guarantees are full and unconditional. All other subsidiaries of the Company, either directly or indirectly owned, do not guarantee the Permanent Notes ("Non-Guarantors").

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,546,819	$765,609	$(72,349)	$3,240,079
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,642,667	343,011	(72,349)	1,913,329
Selling and administrative expenses	9,582	529,446	313,803	—	852,831
Amortization expense	222	125,758	35,906	—	161,886
TradeName Impairment	—	22,800	5,200	—	28,000
Merger related charges	2,321	—	—	—	2,321
Restructuring charges	—	12,301	12,254	—	24,555

Total operating costs and expenses	12,125	2,332,972	710,174	(72,349)	2,982,922

Operating (Loss) Income	(12,125)	213,847	55,435	—	257,157
Non-operating Expense (Income):
Interest expense (income)	288,514	25,148	(14,285)	—	299,377
Interest and net investment loss (income)	938	5,555	(13,572)	—	(7,079)
Gain on extinguishment of debt	(46,106)	—	—	—	(46,106)
Other expense	—	—	748	—	748

(Loss) Income from Continuing Operations before Income Taxes	(255,471)	183,144	82,544	—	10,217
(Benefit) provision for income taxes	(107,346)	37,259	65,697	—	(4,390)

(Loss) Income from Continuing Operations	(148,125)	145,885	16,847	—	14,607
Income (loss) from discontinued operations, net of income taxes	—	628	(1,740)	—	(1,112)
Equity in earnings of subsidiaries (net of tax)	161,620	5,251	—	(166,871)	—

Net Income	13,495	151,764	15,107	(166,871)	13,495
Net Income attributable to noncontrolling interests	—	—	—	—	—

Net Income attributable to ServiceMaster	$13,495	$151,764	$15,107	$(166,871)	$13,495

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,653,326	$730,115	$(72,009)	$3,311,432
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,753,042	343,163	(72,009)	2,024,196
Selling and administrative expenses	3,696	529,432	310,125	—	843,253
Amortization expense	222	131,902	41,502	—	173,626
Trade name impairment	—	17,900	42,200	—	60,100
Merger related charges	1,249	—	—	—	1,249
Restructuring charges	—	2,254	8,992	—	11,246

Total operating costs and expenses	5,167	2,434,530	745,982	(72,009)	3,113,670

Operating (Loss) Income	(5,167)	218,796	(15,867)	—	197,762
Non-operating Expense (Income):
Interest expense (income)	348,637	7,004	(8,410)	—	347,231
Interest and net investment loss	8,049	1,944	59	—	10,052
Other expense	—	—	652	—	652

(Loss) Income from Continuing Operations before Income Taxes	(361,853)	209,848	(8,168)	—	(160,173)
(Benefit) provision for income taxes	(135,270)	57,943	39,027	—	(38,300)

(Loss) Income from Continuing Operations	(226,583)	151,905	(47,195)	—	(121,873)
Loss from discontinued operations, net of income taxes	—	—	(4,526)	—	(4,526)
Equity in earnings (losses) of subsidiaries (net of tax)	100,184	(60,567)	—	(39,617)	—

Net (Loss) Income	(126,399)	91,338	(51,721)	(39,617)	(126,399)
Net income attributable to noncontrolling interests	—	—	—	—	—

Net (Loss) Income attributable to ServiceMaster	$(126,399)	$91,338	$(51,721)	$(39,617)	$(126,399)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the period July 25, 2007 to December 31, 2007 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,180,256	$273,124	$(31,022)	$1,422,358
Operating Costs and Expenses:
Cost of services rendered and products sold	—	781,445	148,078	(31,022)	898,501
Selling and administrative expenses	1,489	206,792	122,859	—	331,140
Amortization expense	96	112,424	20,142	—	132,662
Merger related charges	799	—	—	—	799
Restructuring charges	—	8,691	17,325	—	26,016

Total operating costs and expenses	2,384	1,109,352	308,404	(31,022)	1,389,118

Operating (Loss) Income	(2,384)	70,904	(35,280)	—	33,240
Non-operating Expense (Income):
Interest expense (income)	175,383	3,637	(1,082)	—	177,938
Interest and net investment (income) loss	(413)	1,157	2,819	—	3,563
Other expense	—	—	233	—	233

(Loss) Income from Continuing Operations before Income Taxes	(177,354)	66,110	(37,250)	—	(148,494)
(Benefit) provision for income taxes	(63,372)	2,349	8,841	—	(52,182)

(Loss) Income from Continuing Operations	(113,982)	63,761	(46,091)	—	(96,312)
Loss from discontinued operations, net of income taxes	—	—	(27,208)	—	(27,208)
Equity in losses of subsidiaries (net of tax)	(9,538)	(76,091)	—	85,629	—

Net Loss	(123,520)	(12,330)	(73,299)	85,629	(123,520)
Net income attributable to noncontrolling interests	—	—	—	—	—

Net Loss attributable to ServiceMaster	$(123,520)	$(12,330)	$(73,299)	$85,629	$(123,520)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the period January 1, 2007 to July 24, 2007 (Predecessor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,565,266	$408,148	$(39,024)	$1,934,390
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,055,793	179,493	(39,024)	1,196,262
Selling and administrative expenses	2,185	330,625	197,864	—	530,674
Amortization expense	—	4,527	645	—	5,172
Merger related charges	41,431	—	—	—	41,431
Restructuring charges	—	—	16,919	—	16,919

Total operating costs and expenses	43,616	1,390,945	394,921	(39,024)	1,790,458

Operating (Loss) Income	(43,616)	174,321	13,227	—	143,932
Non-operating Expense (Income):
Interest expense	19,293	11,917	433	—	31,643
Interest and net investment (income) loss	(1,764)	1,443	(28,303)	—	(28,624)
Other expense	—	—	109	—	109

(Loss) Income from Continuing Operations before Income Taxes	(61,145)	160,961	40,988	—	140,804
(Benefit) provision for income taxes	(14,320)	25,836	40,176	—	51,692

(Loss) Income from Continuing Operations	(46,825)	135,125	812	—	89,112
Loss from discontinued operations, net of income taxes	—	—	(4,588)	—	(4,588)
Equity in earnings (losses) of subsidiaries (net of tax)	131,349	(7,209)	—	(124,140)	—

Net Income (Loss)	84,524	127,916	(3,776)	(124,140)	84,524
Net income attributable to noncontrolling interest	3,423	—	—	—	3,423

Net Income (Loss) attributable to ServiceMaster	$81,101	$127,916	$(3,776)	$(124,140)	$81,101

Condensed Consolidating Statement of Financial Position

As of December 31, 2009 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$124,674	$15,796	$112,993	$—	$253,463
Marketable securities	—	—	21,120	—	21,120
Receivables	1,162	133,866	424,395	(210,768)	348,655
Inventories	—	74,041	2,551	—	76,592
Prepaid expenses and other assets	7,840	15,239	13,485	—	36,564
Deferred customer acquisition costs	—	13,759	22,311	—	36,070
Deferred taxes	—	22,481	996	(1,882)	21,595
Assets of discontinued operations	—	15	27	—	42

Total Current Assets	133,676	275,197	597,878	(212,650)	794,101

Property and Equipment:
At cost	—	262,223	82,877	—	345,100
Less: accumulated depreciation	—	(94,423)	(38,542)	—	(132,965)

Net property and equipment	—	167,800	44,335	—	212,135

Other Assets:
Goodwill	—	2,755,813	363,941	—	3,119,754
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,992,843	794,394	—	2,787,237
Notes receivable	1,992,857	707	22,783	(1,992,857)	23,490
Long-term marketable securities	9,985	—	101,081	—	111,066
Investments in and advances to subsidiaries	3,586,670	1,392,095	7,934	(4,986,699)	—
Other assets	105,761	3,889	4,292	(82,143)	31,799
Debt issuance costs	66,807	—	—	—	66,807

Total Assets	$5,895,756	$6,588,344	$1,936,638	$(7,274,349)	$7,146,389

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable	$1,046	$42,325	$30,100	$—	$73,471
Accrued liabilities:
Payroll and related expenses	2,185	33,687	38,513	—	74,385
Self-insured claims and related expenses	—	21,727	65,605	—	87,332
Other	51,391	41,716	65,424	(1,882)	156,649
Deferred revenue	—	138,691	311,055	—	449,746
Liabilities of discontinued operations	—	248	2,558	—	2,806
Current portion of long-term debt	141,230	27,226	106,707	(210,768)	64,395

Total Current Liabilities	195,852	305,620	619,962	(212,650)	908,784

Long-Term Debt	3,889,574	1,999,226	14,606	(1,992,857)	3,910,549
Other Long-Term Liabilities:
Deferred taxes	—	754,531	284,689	(82,143)	957,077
Intercompany payable	545,995	—	—	(545,995)	—
Liabilities of discontinued operations	—	—	4,145	—	4,145
Other long-term obligations, primarily self-insured claims	78,004	2,284	99,215	—	179,503

Total Other Long-Term Liabilities	623,999	756,815	388,049	(628,138)	1,140,725

Shareholder's Equity	1,186,331	3,526,683	914,021	(4,440,704)	1,186,331

Total Liabilities and Shareholder's Equity	$5,895,756	$6,588,344	$1,936,638	$(7,274,349)	$7,146,389

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of December 31, 2008 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets:
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

Liabilities and Shareholder's Equity:
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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$300,362	$12,105	$93,120	$—	$405,587

Net Cash Provided from Operating Activities from Continuing Operations	252,927	419,433	45,290	(525,459)	192,191

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(54,226)	(8,296)	—	(62,522)
Sale of equipment and other assets	—	3,071	118	—	3,189
Acquisition of The ServiceMaster Company	(1,695)	—	—	—	(1,695)
Other business acquisitions, net of cash acquired	—	(32,647)	—	—	(32,647)
Notes receivable, financial investments and securities, net	—	—	6,151	—	6,151

Net Cash Used for Investing Activities from Continuing Operations	(1,695)	(83,802)	(2,027)	—	(87,524)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	—	—	—
Payments of debt	(233,260)	(17,127)	(2,498)		(252,885)
Shareholders' dividends	—	(426,359)	(99,100)	525,459	—
Debt issuance costs paid	(426)	—	—	—	(426)
Net intercompany advances	(193,234)	111,546	81,688	—	—

Net Cash Used for Financing Activities from Continuing Operations	(426,920)	(331,940)	(19,910)	525,459	(253,311)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(2,566)	—	(2,566)
Cash used for investing activities	—	—	(914)	—	(914)
Cash used for financing activities	—	—	—	—	—

Net Cash Used for Discontinued Operations	—	—	(3,480)	—	(3,480)

Cash (Decrease) Increase During the Period	(175,688)	3,691	19,873	—	(152,124)

Cash and Cash Equivalents at End of Period	$124,674	$15,796	$112,993	$—	$253,463

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$100,429	$14,999	$91,791	$—	$207,219

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	319,197	586,377	(10,272)	(733,244)	162,058

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(76,901)	(11,149)	—	(88,050)
Sale of equipment and other assets	—	5,543	344	—	5,887
Acquisition of The ServiceMaster Company	(27,111)	—	—	—	(27,111)
Other business acquisitions, net of cash acquired	—	(60,764)	—	—	(60,764)
Notes receivable, financial investments and securities, net	1,003	—	94,434	—	95,437

Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(26,108)	(132,122)	83,629	—	(74,601)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	347,000	—	10,000	—	357,000
Payments of debt	(208,500)	(29,429)	(3,056)	—	(240,985)
Shareholders' dividends	—	(490,645)	(242,599)	733,244	—
Debt issuance costs paid	(26,973)	—	—	—	(26,973)
Net intercompany advances	(204,683)	62,925	141,758	—	—

Net Cash Used for Financing Activities from Continuing Operations	(93,156)	(457,149)	(93,897)	733,244	89,042

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	2,721	—	2,721
Cash provided from (used for) investing activities
Proceeds from sale of businesses	—	—	19,523	—	19,523
Other investing activities	—	—	(208)	—	(208)
Cash used for financing activities	—	—	(167)	—	(167)

Net Cash Provided from Discontinued Operations	—	—	21,869	—	21,869

Cash Increase (Decrease) During the Period	199,933	(2,894)	1,329	—	198,368

Cash and Cash Equivalents at End of Period	$300,362	$12,105	$93,120	$—	$405,587

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the period July 25, 2007 to December 31, 2007 (Successor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$79,394	$26,247	$131,924	$—	$237,565

Net Cash Provided from Operating Activities from Continuing Operations	154,992	210,528	17,259	(315,381)	67,398

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(8,489)	(7,067)	—	(15,556)
Sale of equipment and other assets	—	2,607	29	—	2,636
Acquisition of The ServiceMaster Company	(4,906,526)	—	—	—	(4,906,526)
Other business acquisitions, net of cash acquired	—	(14,889)	—	—	(14,889)
Notes receivable, financial investments and securities, net	(23,015)	—	(6,632)	—	(29,647)

Net Cash Used for Investing Activities from Continuing Operations	(4,929,541)	(20,771)	(13,670)	—	(4,963,982)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(252,921)	(9,129)	(304)	—	(262,354)
Borrowings under senior secured term loan facility	2,650,000	—	—	—	2,650,000
Borrowings under senior unsecured interim loan facility	1,150,000	—	—	—	1,150,000
Cash equity contributions	1,431,100	—	—	—	1,431,100
Shareholders' dividends	—	(248,279)	(67,102)	315,381	—
Debt issuance costs paid	(101,534)	—	—	—	(101,534)
Proceeds from employee share plans	158	—	—	—	158
Net intercompany advances	(81,219)	56,403	24,816	—	—

Net Cash Provided from (Used for) Financing Activities from Continuing Operations	4,795,584	(201,005)	(42,590)	315,381	4,867,370

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(896)	—	(896)
Cash used for investing activities	—	—	(138)	—	(138)
Cash used for financing activities	—	—	(98)	—	(98)

Net Cash Used for Discontinued Operations	—	—	(1,132)	—	(1,132)

Cash Increase (Decrease) During the Period	21,035	(11,248)	(40,133)	—	(30,346)

Cash and Cash Equivalents at End of Period	$100,429	$14,999	$91,791	$—	$207,219

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the period January 1, 2007 to July 24, 2007 (Predecessor)

(in thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$20,442	$13,668	$89,565	$—	$123,675

Net Cash Provided from Operating Activities from Continuing Operations	203,829	274,381	43,548	(326,265)	195,493

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(20,289)	(6,274)	—	(26,563)
Sale of equipment and other assets	—	1,091	—	—	1,091
Acquisition of The ServiceMaster Company	(4,030)	—	—	—	(4,030)
Other business acquisitions, net of cash acquired	—	(25,460)	—	—	(25,460)
Notes receivable, financial investments and securities, net	—	—	38,127	—	38,127

Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(4,030)	(44,658)	31,853	—	(16,835)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	415,411	—	—	—	415,411
Payments of debt	(446,121)	(12,245)	(1,171)	—	(459,537)
Shareholders' dividends	(70,077)	(226,281)	(99,984)	326,265	(70,077)
Proceeds from employee share plans	36,069	—	—	—	36,069
Net intercompany advances	(76,129)	21,382	54,747	—	—

Net Cash Used for Financing Activities from Continuing Operations	(140,847)	(217,144)	(46,408)	326,265	(78,134)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	12,559	—	12,559
Cash provided from investing activities	—	—	988	—	988
Cash used for financing activities	—	—	(181)	—	(181)

Net Cash Provided from Discontinued Operations	—	—	13,366	—	13,366

Cash Increase During the Period	58,952	12,579	42,359	—	113,890

Cash and Cash Equivalents at End of Period	$79,394	$26,247	$131,924	$—	$237,565

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The ServiceMaster Company
Memphis, Tennessee

        We have audited the internal control over financial reporting of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2009 and the related consolidated statements of operations, shareholder's equity, and cash flows for the year ended December 31, 2009 and our report dated March 29, 2010 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph concerning the change in basis for the Consolidated Financial Statements for the period after July 24, 2007 as a result of the application of purchase accounting as of July 25, 2007.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 29, 2010

Quarterly Operating Results (Unaudited)

        Quarterly operating results for the last two years in revenue, gross profit, income (loss) from continuing operations, (loss) income from discontinued operations and net income (loss) are shown in the table below. As discussed in the "Interim Reporting" section in the Significant Accounting Policies, for interim accounting purposes, TruGreen LawnCare and other business segments of the Company incur pre-season advertising costs. In addition, TruGreen LawnCare incurs costs related to annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized as expense in proportion to revenue over the balance of the year. Full year results are not affected.

	Year Ended Dec. 31,
(In thousands)	2009	2008
Continuing Operations:
Operating Revenue:
First Quarter	$645,927	$632,231
Second Quarter	957,292	997,305
Third Quarter	920,514	948,073
Fourth Quarter	716,346	733,823

	$3,240,079	$3,311,432

Gross Profit:
First Quarter	251,527	$214,863
Second Quarter	403,919	407,571
Third Quarter	393,069	388,518
Fourth Quarter	278,235	276,284

	$1,326,750	$1,287,236

Income (Loss) from Continuing Operations:(1)
First Quarter(2)	$712	$(75,094)
Second Quarter	22,392	20,826
Third Quarter	20,904	18,205
Fourth Quarter(3)	(29,401)	(85,810)

	$14,607	$(121,873)

(Loss) Income from Discontinued Operations:
First Quarter	$(163)	$(748)
Second Quarter	(107)	(2,736)
Third Quarter	(396)	(1,186)
Fourth Quarter	(446)	144

	$(1,112)	$(4,526)

Net Income (Loss) attributable to ServiceMaster Company:(1)
First Quarter(2)	$549	$(75,842)
Second Quarter	22,285	18,090
Third Quarter	20,508	17,019
Fourth Quarter(3)	(29,847)	(85,666)

	$13,495	$(126,399)

(1)
The results include restructuring charges related to (i) a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) a branch optimization project at

  Terminix and (iii) Fast Forward. The table below summarizes the quarterly impacts of the restructuring charges.

	2009
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pre-tax	$(8.5)	$(4.4)	$(7.7)	$(4.0)	$(24.6)
After-tax	$(5.2)	$(2.7)	$(5.0)	$(2.2)	$(15.1)

	2008
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pre-tax	$(3.3)	$(4.0)	$(1.8)	$(2.1)	$(11.2)
After-tax	$(1.9)	$(2.5)	$(1.2)	$(1.3)	$(6.9)
(2)
During the first quarter of 2009, the Company recorded a $46.1 million ($29.6 million, net of tax) gain on extinguishment of debt related to the completion of open market purchases of $89.0 million in face value of the Company's Permanent Notes.

(3)
During the fourth quarters of 2009 and 2008, the Company recorded non-cash impairment charges associated with certain of its trade names that are not amortized in the amount of $28.0 million ($17.3 million, net of tax) and $60.1 million ($45.7 million, net of tax), respectively. See "Critical Accounting Policies and Estimates" for further details.

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

        Management's Report on Internal Control over Financial Reporting.    The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed, under the supervision and with the participation of ServiceMaster's Chief Executive Officer, J. Patrick Spainhour, and ServiceMaster's Senior Vice President and Chief Financial Officer, Steven J. Martin, the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated

Framework. Based on our assessment we believe that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

        Although the Company is not a "large accelerated filer" or an "accelerated filer" as those terms are defined by the SEC, and therefore not required to provide an attestation report from its independent registered public accounting firm, the Company is voluntarily providing such report. Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. This attestation report is included in Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    No change in ServiceMaster's internal control over financial reporting occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, ServiceMaster's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The Board is responsible for reviewing the qualifications of nominees for membership on the Board. Consideration of Board candidates typically involves a series of internal discussions and review of information concerning candidates.

        The Board does not have an audit committee or an audit committee financial expert because the Company is not a listed issuer under SEC rules and is not required to have such.

DIRECTORS

        Biographical information for each director follows, including information regarding the qualifications, skills and attributes that led the Board to conclude that the directors should continue serving as directors.

Name	Age	Principal Occupation	Director Since
Kenneth A. Giuriceo	36	Principal, Clayton, Dubilier & Rice, LLC	2007
David H. Wasserman	43	Principal, Clayton, Dubilier & Rice, LLC	2007

        Mr. Giuriceo joined CD&R in 2003. Prior to joining CD&R, Mr. Giuriceo worked in the principal investment area of Goldman, Sachs & Co. Mr. Giuriceo serves on the Board of Directors of Sally Beauty Holdings, Inc. Mr. Giuriceo's extensive knowledge of the capital markets and his experience with other consumer-oriented service businesses give him beneficial insight into the Company's capital and liquidity needs, in addition to its challenges, opportunities and operations.

        Mr. Wasserman has been with CD&R for 12 years. Prior to joining CD&R, Mr. Wasserman worked in the principal investment area at Goldman, Sachs & Co. and as a management consultant at both Monitor Company and Fidelity Capital. Mr. Wasserman serves on the Boards of Directors of Culligan Ltd., Hertz Global Holdings, Inc. and ICO Global Communications (Holdings) Limited and formerly served on the Boards of Directors of Covansys Corporation and Kinko's, Inc. Mr. Wasserman's extensive knowledge of the capital markets, experience as a management consultant and experience as a director of other consumer-oriented service businesses with nationwide locations that are similar to ServiceMaster's business structure give him beneficial insight into the Company's capital and liquidity needs, in addition to its challenges, opportunities and operations.

EXECUTIVE OFFICERS OF SERVICEMASTER

        The names and ages of the executive officers of ServiceMaster, together with certain biographical information, are as follows:

Name	Age	Present Positions	First Became an Officer
J. Patrick Spainhour	59	Chief Executive Officer	2006
Richard A. Ascolese	56	President & Chief Operating Officer, TruGreen LandCare	1997
Thomas G. Brackett	43	President & Chief Operating Officer, Terminix	1997
David J. Crawford	52	President & Chief Operating Officer, American Home Shield	2005
Reggie L. Crenshaw	40	Senior Vice President-Innovation & Process Improvement	2008
Stephen M. Donly	58	President & Chief Operating Officer, TruGreen	2009
Laura J. Hendricks	47	President & Chief Operating Officer, Merry Maids	2007
Michael M. Isakson	56	President & Chief Operating Officer, ServiceMaster Clean, Furniture Medic and AmeriSpec	1992
James J. Kunihiro	43	Senior Vice President-Corporate Strategy & Marketing	2008
Daniel J. Marks	45	Senior Vice President & Chief Information Officer	1994
David W. Martin	45	Senior Vice President & Controller	2005
Steven J. Martin	46	Senior Vice President & Chief Financial Officer	2000
Greerson G. McMullen	47	Senior Vice President, General Counsel, Government Affairs & Secretary	2007
Jed L. Norden	59	Senior Vice President-Human Resources	2008
Mark W. Peterson	55	Senior Vice President & Treasurer	2007
Peter L. Tosches	44	Vice President-Corporate Communications	2007

        J. Patrick Spainhour has served as Chief Executive Officer of the Company since May 2006. He served as Chairman of the Company from May 2006 to June 2007. He served as Chairman and Chief Executive Officer of Ann Taylor Stores Corporation, a women's specialty retailer, from 1996 to 2005. Mr. Spainhour serves on the Board of Directors of Tupperware Brands Corporation.

        Richard A. Ascolese has served as President & Chief Operating Officer of TruGreen LandCare since September 2005. He served as Chief Operating Officer, TruGreen LandCare from November 2004 to September 2005.

        Thomas G. Brackett has served as President & Chief Operating Officer of Terminix since December 2006. He served as Chief Operating Officer of Terminix from January 2005 to December 2006.

        David J. Crawford has served as President & Chief Operating Officer of American Home Shield since March 2006. Mr. Crawford served as Senior Vice President, Sales of American Home Shield from January 2005 to February 2006.

        Reggie L. Crenshaw has served as Senior Vice President-Innovation & Process Improvement since November 2008. From April 2006 to November 2008, Mr. Crenshaw worked at Wachovia Card Services, National Association, a financial services company, where he was Senior Vice President, Process Quality and Innovation. From August 2002 to April 2006, Mr. Crenshaw worked at Bank of America Card Services, a financial services company, where he served as Senior Vice President, Claims Operations/Optimization.

        Stephen M. Donly has served as President & Chief Operating Officer of TruGreen since March 2009. From November 2006 to August 2007, Mr. Donly worked at Enterprise Media Networks, Inc., a technology company that specializes in software graphics for the restaurant and entertainment industries, where he served as President and Chief Executive Officer. From 2000 to 2006, Mr. Donly worked at Aramark Uniform Services, Inc., a uniform rental company, where he served as President.

        Laura J. Hendricks has served as President & Chief Operating Officer of Merry Maids since December 2007. Prior to joining ServiceMaster, Ms. Hendricks served as Vice President, Supply Chain of Cintas Corporation, a corporate uniform and supply company, from January 2005 to December 2007.

        Michael M. Isakson has served as President & Chief Operating Officer of ServiceMaster Clean since August 1995. He has served as President and Chief Operating Officer of Furniture Medic and AmeriSpec since January 2007.

        James J. Kunihiro has served as Senior Vice President-Corporate Strategy & Marketing since August 2008. From January 2005 to August 2008, Mr. Kunihiro worked at Culligan International Company, a water treatment company, where he served as Executive Vice President, Strategy and Marketing.

        Daniel J. Marks has served as Senior Vice President & Chief Information Officer since August 2007. He served as Senior Vice President and Chief Information Officer for American Home Shield from October 1994 to August 2007.

        David W. Martin has served as Senior Vice President & Controller since November 2007. He served as Vice President and Chief Financial Officer of Terminix from March 2006 to October 2007, and Vice President and Financial Controller of Terminix from April 2005 to February 2006. Prior to joining Terminix, Mr. Martin served as Audit Partner of Grant Thornton LLP, an independent public accounting, tax and business advisory firm, from May 2002 to March 2005.

        Steven J. Martin has served as Senior Vice President & Chief Financial Officer since November 2007. He served as Senior Vice President and Chief Financial Officer of TruGreen LawnCare from September 2003 to November 2007.

        Greerson G. McMullen has served as Senior Vice President, General Counsel & Secretary of ServiceMaster since August 2007 and has also led its Government Affairs function since such time. From October 2005 to May 2007, Mr. McMullen worked at CNL Hotels & Resorts, Inc., a hotel real estate investment trust, where he served as Senior Vice President, General Counsel and Secretary and Executive Vice President, General Counsel and Secretary. From July 2004 to September 2005, Mr. McMullen served as Executive Vice President, General Counsel and Secretary of Global Signal, Inc., a wireless communication tower real estate investment trust.

        Jed L. Norden has served as Senior Vice President-Human Resources of ServiceMaster since June 2008. From January 2004 to May 2008, Mr. Norden worked at Retail Ventures, Inc., a footwear and fashion retailer, where he served as Executive Vice President and Chief Administrative Officer;

Executive Vice President, Human Resources, Real Estate, Information Technology, Logistics and Construction; and Executive Vice President, Human Resources.

        Mark W. Peterson has served as Senior Vice President & Treasurer since November 2007. Prior to joining ServiceMaster, Mr. Peterson served as Treasurer of Cincinnati Bell, Inc., an integrated communications solutions company, from March 1999 to November 2007.

        Peter L. Tosches has served as Vice President-Corporate Communications since December 2007. Prior to joining ServiceMaster, Mr. Tosches served as Director, Internal Communications of Mars North America, a confectionary, pet food and food manufacturer from August 2005 to August 2007, and Vice President of Corporate Communications of Cendant Timeshare Resort Group, Inc., a vacation ownership company, from February 2005 to March 2005.

FINANCIAL CODE OF ETHICS

        ServiceMaster has a Financial Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Controller, or persons performing similar functions, and other designated officers and employees, including the primary financial officer of each ServiceMaster business unit and the Treasurer. ServiceMaster also has a Code of Conduct that applies to directors, officers and employees. The Financial Code of Ethics and Code of Conduct each address matters such as conflicts of interest, confidentiality, fair dealing and compliance with laws and regulations. Copies of the Financial Code of Ethics and the Code of Conduct are available on ServiceMaster's website at http://www.svm.com and are also available in print, without charge, to any person who requests it by writing to the Corporate Secretary at the following address: The ServiceMaster Company, 860 Ridge Lake Boulevard, Memphis, Tennessee 38120. The Company intends to post on its website all disclosures required by law or regulation, including the SEC's Form 8-K rules, related to all amendments to, or waivers from, any provisions of the Financial Code of Ethics and the Code of Conduct.

ITEM 11.    EXECUTIVE COMPENSATION

  Compensation Discussion and Analysis

        This section describes the material elements of our 2009 executive compensation program and the principles underlying our executive compensation policies and decisions. In addition, in this section we provide information regarding the compensation paid to our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and the three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as such as of the end of our most recent fiscal year (collectively referred to as our Named Executive Officers).

Highlights

  •
  Underscoring our pay-for-performance philosophy, the Named Executive Officers with Company-wide responsibilities earned payouts under our Annual Bonus Plan equal to 66.2 percent of the target payout. The amount earned reflects near target performance against our adjusted comparable operating performance and above threshold performance against our cash flow goal. No payout was earned under the Annual Bonus Plan for the revenue component as threshold performance was not achieved.

  •
  No payout was earned under the LTIP for the three-year performance period ending December 31, 2009, as the threshold revenue performance required for a payout was not achieved.

  •
  In light of deteriorating global economic conditions in 2008, our Board decided not to increase base salaries of our Named Executive Officers in 2009.

  •
  As part of our strategy to forge a direct connection between our executive officers and shareholders, and in recognition of their hire into the senior management team, Messrs. Crenshaw and Donly were invited to purchase ownership interests in Holdings and simultaneously were granted options under the MSIP to acquire additional shares in the future. (This was also done previously for officers present at the time the Equity Sponsors acquired ServiceMaster as well as for those subsequently hired or promoted.)

  •
  There were no significant changes in our pay programs and policies that were in place during 2008 with the exception of our change-in-control severance agreements that were terminated in 2009 following the second anniversary of our acquisition by the Equity Sponsors. (See Item 12 of this Annual Report on Form 10-K below for a summary of Holdings' ownership.)

Objectives of Our Compensation Program

        Our compensation plans for executive officers (including the Named Executive Officers) are designed to:

  •
  Attract, motivate and retain highly qualified executives;

  •
  Reward successful performance by the executives and the Company by linking a significant portion of compensation to financial and business results; and

  •
  Align our executives' long-term interests with those of our primary ownership group through meaningful direct and indirect share ownership.

Elements of Compensation for Named Executive Officers

        To meet these objectives, our executive compensation program for 2009 consisted of several elements, including:

  •
  Base salary, which is intended to attract and retain highly qualified executives and to recognize individual performance by the executive;

  •
  Annual cash incentive, which is intended to reward the executive based on short-term Company (and, where relevant, business unit) performance;

  •
  Long-term cash incentive, which is intended to reward our executives based on long-term Company performance;

  •
  Stock and stock options to provide equity and ownership of Holdings to our executives to ensure goal alignment with the Company's primary ownership group; and

  •
  Employee benefits and perquisites which are intended to attract and retain qualified executives by ensuring that our compensation program is competitive.

        Each of these elements, discussed in more detail below, plays an integral role in our balancing of executive rewards over short- and long-term periods. We believe the design of our executive compensation program creates alignment between performance achieved and compensation rewarded and motivates achievement of both annual goals and sustainable long-term performance. With respect to Mr. Donly's annual cash incentive component, based on performance under the terms of the Annual Bonus Plan, Mr. Donly would have earned $56,917; however, in accordance with Mr. Donly's offer of employment, his 2009 bonus was guaranteed to be not less than

65 percent of his 2009 annualized salary, then prorated based on his hire date, which equals $214,945.

Determination of Executive Compensation

Pay Decision Process

        The Board establishes the compensation of our Chief Executive Officer. In determining the Chief Executive Officer's compensation, the Board considers the following factors: the operating and financial performance of the Company, the competitive market data provided by Hewitt Associates ("Hewitt") and presented to the Board by our Senior Vice President, Human Resources, the Board's assessment of the Chief Executive Officer's individual performance and prevailing economic conditions. The Chief Executive Officer recommends compensation for the Company's other executive officers based on his assessment of each executive officer's individual responsibility, performance, overall contribution, the competitive market data provided by Hewitt and prevailing economic conditions. The Board approves the compensation arrangements for each executive officer.

        We believe that our executive compensation program must be attractive to compete in the market for executive talent and must support our growth strategy. As a result of this focus, we rely heavily on competitive pay practices and individual performance in determining the compensation of our executives. In making these determinations, we also consider historical compensation levels and the current ownership structure of the Company. Furthermore, the compensation program and underlying philosophy are reviewed at least annually to determine what, if any, modifications should be considered.

        As part of our review of competitive pay practices, ServiceMaster engaged Hewitt in 2008 to conduct a total market review to determine whether executive officer cash compensation opportunities were competitive. Companies used for the executive compensation pay comparison included a broad group of companies similar in size to ServiceMaster. In consultation with Hewitt, we developed a comparison group (the "Peer Group") consisting of more than 60 diversified or service, retail and manufacturing companies with revenues ranging from approximately one-half to two times our revenues. The decision to set that range was made on Hewitt's recommendation due to our diversified business model and the comparability of compensation levels within that particular revenue range. Regression analysis was used to further refine estimated market values to reflect our revenue size.

Peer Group

ACCO Brands Corporation	DSW Inc.	Mattel Inc.
Affinion Group, Inc.	The Dun & Bradstreet Corporation	Merrill Corporation
Alberto-Culver Company	Eddie Bauer, Inc.	Newell Rubbermaid Inc.
Alticor Inc.	Energizer Holdings, Inc.	The Nielsen Company
Andersen Corporation	Equifax Inc.	The Pantry, Inc.
AnnTaylor Stores Corporation	Essilor of America	Papa John's International, Inc.
Automatic Data Processing, Inc.	FedEx Kinko's Office and Print	Petco Animal Supplies, Inc.
AutoZone, Inc.	Center, Inc.	PetSmart, Inc.
Big Lots, Inc.	The Finish Line, Inc.	Phillips-Van Heusen Corporation
Blockbuster Inc.	Fiserv, Inc.	Pier 1 Imports, Inc.
Brinker International, Inc.	General Parts International, Inc.	Pitney Bowes, Inc.
Broadridge Financial	Hanesbrands, Inc.	Recreational Equipment Inc.
Solutions, Inc.	Hasbro, Inc.	Ross Stores, Inc.
Brown Shoe Company, Inc.	Henkel of America, Inc.	S.C. Johnson & Son, Inc.
Ceridian Corporation	IMS Health Incorporated	Shaw Industries, Inc.
Chico's FAS, Inc.	Interpublic Group of	Sodexho, Inc.
Church & Dwight Company, Inc.	Companies Inc.	Solo Cup Company
The Clorox Company	Kohler Company	The Timberland Company
Collective Brands, Inc. (Formerly	L'Oreal USA, Inc.	Toyota Motor Sales U.S.A., Inc.
Payless Shoesource)	Leggett & Platt Inc.	Tupperware Brands Corporation
Corporate Express, Inc.	Lennox International Inc.	Unisys Corporation
Crate and Barrel	LG Electronics USA	VF Corporation
Deloitte & Touche LLP	LVMH Moet Hennessy Louis
Deluxe Corporation	Vuitton SA

        In determining 2009 executive compensation, we relied on the Peer Group data provided by Hewitt in 2008 and adjusted it to mirror general market merit increases. We then evaluated base pay and annual bonuses for our executives as discussed below. Differences in total compensation generally reflect the tenure, relevant experience and expertise of the individual Named Executive Officers within their roles. Given the deterioration in global economic conditions during 2008, the Board chose to continue using the 2008 data to help make its pay decisions for 2009.

Base Salary

        Base salaries for executive officers are reviewed annually by the Board during the Company's merit review process in February. To determine base salaries for executive officers, the Company first reviews market data and targets base salaries at the market median of the Peer Group. Base salary for each Named Executive Officer is then determined by adjusting the target amount according to the Named Executive Officer's experience relative to industry peers, time in his or her position, individual performance, future potential and leadership qualities. In 2009, when a detailed review was performed, the base salary of our Chief Executive Officer was 102 percent of the median of the Peer Group. The base salaries for all other Named Executive Officers were also within acceptable ranges from the median of the Peer Group. Given the poor economic conditions at the beginning of 2009, the Board concluded there would be no increases in base salaries for 2009.

        The following table sets forth information regarding the base salaries for our Named Executive Officers effective January 1, 2009.

  2009 Salary Table

Named Executive Officer	Increase %	2009 Salary
J. Patrick Spainhour	0.0%	$950,000
Steven J. Martin	0.0%	$350,000
Greerson G. McMullen	0.0%	$405,000
Reggie L. Crenshaw	0.0%	$250,000
Stephen M. Donly	0.0%	$425,000

        Mr. Donly was hired on March 23, 2009 with an annualized salary of $425,000. His 2009 actual salary was $329,080.

Annual Bonus Plan

        To encourage our executive officers to focus on Company (and, where relevant, business unit) goals and financial performance, incentives under the Annual Bonus Plan are based primarily on the performance of the Company with respect to the following measures at both a corporate consolidated as well as business unit level:

  •
  Adjusted Comparable Operating Performance ("ACOP"), which is calculated by making the following adjustments to Comparable Operating Performance (as defined in Item 7 of this Annual Report on Form 10-K): (1) adding back restructuring charges and Merger related charges; (2) subtracting interest and net investment income and (3) adjusting for other normalization items as approved by the Board, including adjustments for the following items in 2009 (i) the impact of our primary vehicle lessor electing not to renew its agreement with the Company in 2008; (ii) amending our consulting agreement with CD&R and entering new consulting agreements with our other Equity Sponsors in 2009; and (iii) adding back expenses related to legislative changes at the corporate consolidated level and legal settlements at the business unit level, both of which were deemed to be outside of current management's control for 2009;

  •
  Revenue; and

  •
  Cash Flow, which represents ACOP minus capital expenditures plus the change in net working capital (except that Cash Flow is not normalized for the impact of the change in our vehicle leasing program as discussed above).

        These performance measures were selected as the most appropriate measures upon which to determine annual bonuses because they are the primary metrics that management and the Equity Sponsors use to measure the performance of the Company from year-to-year for purposes unrelated to compensation. Depending on a Named Executive Officer's responsibilities, 90 percent to 100 percent of the opportunity for payment under the Annual Bonus Plan is based on these three measures. In addition to these measures, we set goals for reduction in the turnover of customers in TruGreen LawnCare for Mr. Donly. Finally, current plan year performance must exceed threshold performance for any payout under each performance measure.

        For Named Executive Officers holding positions within corporate headquarter functions, such as Messrs. Spainhour, Martin, McMullen and Crenshaw, Annual Bonus Plan payments are based 100 percent on overall Company performance. For our Named Executive Officer in charge of a business unit, Mr. Donly, payments are based on both Company and business unit performance.

        Performance targets are established by the Board toward the beginning of each year and are based on expected performance in accordance with the Company's and, where applicable, the business unit's approved business plan for the year. In the event the Company and, where applicable, the business unit achieve the performance targets, payout under the Annual Bonus Plan would be 100 percent of a specified percentage of the executive's base salary. In the event the Company and, where applicable, the business unit do not achieve the performance targets, a lesser bonus may be earned if the Company and, where applicable, the business unit meet or exceed the threshold amounts for the performance targets, which are generally equal to the previous year's results achieved for each performance measure. In the event the Company exceeds the performance targets, the amount of the bonus will increase accordingly. There is no maximum payout under the Annual Bonus Plan on the theory that we pay for performance and our executives should receive additional compensation when we exceed our performance goals.

        The tables below provide information regarding the 2009 Annual Bonus Plan for our Named Executive Officers, including the performance goals and the weight attached to each, the thresholds required for minimum payout, and the payout as a percentage of the target bonus if the threshold or target performance is met. The performance goals and relative weighting reflect the Board's objective of ensuring that a substantial amount of each Named Executive Officer's total compensation is tied to Company and, where applicable, business unit performance goals.

2009 Annual Bonus Plan Weighting

Participant	Organizational Weighting	Performance Weighting	% of Target Performance for Threshold Payout	% Payout With Threshold Performance

J. Patrick Spainhour	100% ServiceMaster	60% ServiceMaster ACOP	96%	76%
Steven J. Martin		20% ServiceMaster Revenue	98%	88%
Greerson G. McMullen		20% ServiceMaster Cash Flow	88%	28%
Reggie L. Crenshaw

Stephen M. Donly	40% ServiceMaster	24% ServiceMaster ACOP	96%	76%
		8% ServiceMaster Revenue	98%	88%
		8% ServiceMaster Cash Flow	88%	28%
	60% TruGreen	30% TruGreen ACOP	89%	34%
		10% TruGreen Revenue	98%	88%
		10% TruGreen Cash Flow	84%	4%
		10% TruGreen Cancellation Reduction	89%	34%

        The "% of Target Performance for Threshold Payout"is equal to threshold performance (which is generally equal to the prior year's actual performance) divided by the current year's target goal. (See table below.) The payout levels for performance between threshold and target are based on a 6:1 ratio—for every one percent of achievement beyond threshold performance levels, the plan pays out an additional six percentage points of the targeted payout. The Board has found the 6:1 ratio to be an effective motivator to improve over the prior year's results. The payout scale above target is a 4:1 ratio—for every one percent of achievement above target, the plan pays out an additional four percentage points of the targeted payout. The payout scale below target is based on a somewhat higher ratio to underscore the importance of achieving target performance and to provide a more material penalty for every percentage point performance is below target.

2009 Annual Bonus Plan Threshold and Target Performance Goals

		Threshold ($ in 000s)	Target ($ in 000s)	% of Target Performance for Threshold Payout	% of Payout With Threshold Performance

Corporate Consolidated	ACOP	$ 524,248	$ 550,000	96%	76%
	Revenue	$3,342,370	$3,444,861	98%	88%
	Cash Flow	$ 427,603	$ 489,237	88%	28%

TruGreen	ACOP	$ 179,063	$ 201,916	89%	34%
	Revenue	$1,094,730	$1,124,346	98%	88%
	Cash Flow	$ 159,896	$ 191,883	84%	4%
	Targeted Cancellation Reduction	2008 customer cancellations	10% reduction in customer cancellations	89%	34%

        The 2009 Annual Bonus Plan target payout opportunity for each Named Executive Officer (see table below) was based on our review of Peer Group survey data and the importance of the Named Executive Officer's position relative to the overall financial success of the Company. The following table sets forth information regarding the 2009 performance under the Annual Bonus Plan, including the percentage of performance target attained and the percentage of target bonus earned.

2009 Annual Bonus Plan Performance

Named Executive Officer	Target % of Salary	% of SVM Target ACOP Attained	% of SVM Target Revenue Attained	% of SVM Target Cash Flow Attained	Business Unit	% of BU Target ACOP Attained	% of BU Target Revenue Attained	% of BU Target Cash Flow Attained	% of BU Targeted Cancellation Reduction	% of Target Bonus Earned

J. Patrick Spainhour	100%	98.07%	94.06%	94.29%	Corporate	N/A	N/A	N/A	N/A	66.20%

Steven J. Martin	65%	98.07%	94.06%	94.29%	Corporate	N/A	N/A	N/A	N/A	66.20%

Greerson G. McMullen	65%	98.07%	94.06%	94.29%	Corporate	N/A	N/A	N/A	N/A	66.20%

Reggie L. Crenshaw	60%	98.07%	94.06%	94.29%	Corporate	N//A	N//A	N//A	N/A	66.20%

Stephen M. Donly(1)	65%	98.07%	94.06%	94.29%	TruGreen	82.04%	93.29%	78.66%	98.10%	26.48%

(1)
Based on performance under the terms of the Annual Bonus Plan, Mr. Donly would have earned $56,917; however, in accordance with Mr. Donly's offer of employment, his 2009 bonus was guaranteed to be not less than 65 percent of his 2009 annualized salary, then prorated based on his hire date, which equals $214,945.

2009 Annual Bonus Plan Payout

        The following table sets forth information regarding the Annual Bonus Plan payments to the Named Executive Officers.

2009 Annual Bonus Plan Payments

Named Executive Officer	% of Salary Paid at Target Performance	Salary	Actual % of Target Achieved	Total Bonus Award

J. Patrick Spainhour	100%	$950,000	66.20%	$628,865

Steven J. Martin	65%	$350,000	66.20%	$150,596

Greerson G. McMullen	65%	$405,000	66.20%	$174,262

Reggie L. Crenshaw	60%	$250,000	66.20%	$99,294

Stephen M. Donly(1)	65%	$425,000	N/A	$214,945

(1)
Based on performance under the terms of the Annual Bonus Plan, Mr. Donly would have earned $56,917; however, in accordance with Mr. Donly's offer of employment, his 2009 bonus was guaranteed to be not less than 65 percent of his 2009 annualized salary, then prorated based on his hire date, which equals $214,945.

Long-Term Incentive Plans

        Our long-term incentive plans are designed to retain valuable executives and to align the interests of our executives with the achievement of sustainable long-term growth and performance. For 2009, our executive officers participated in two incentive plans: the MSIP and LTIP.

MSIP

        The MSIP provides certain key employees of ServiceMaster (including all of our Named Executive Officers) with the opportunity to invest in shares of Holdings' common stock and to receive matching options to purchase shares of Holdings' common stock. (For each share of common stock or DSU acquired by a Named Executive Officer, Holdings granted such Named Executive Officer two "matching" options to purchase shares of Holdings' common stock.) Unlike equity awards at publicly traded companies, these investment opportunities are not available to the general public and present a relatively greater reward opportunity as well as greater risk profile. To date, our policy has been to provide this opportunity to invest and receive options at one time only, either shortly after the closing of the acquisition of ServiceMaster by the Equity Sponsors or upon hire or promotion, if later). Therefore, when the stock options were granted it was intended that they would not be supplemented by subsequent annual stock option awards. The Board could, however, also decide, from time to time, to elect to grant additional equity awards to certain key employees, including our Named Executive Officers, in order to recognize outstanding performance or otherwise as the Board may determine are in the best interests of the Company.

        The MSIP investment opportunities provided to any executive officer or the executive officers as a group are entirely at the discretion of Holdings. Although the investment opportunities and grants of stock options are made to our executive officers by Holdings rather than the Company, they are an integral part of the total rewards package provided to the executive officers. The costs of these transactions are borne by the Company and are reflected in its financial statements.

        We believe that the opportunity to purchase shares and to receive options to purchase shares of Holdings' stock encourages our executive officers to focus on our long-term performance, thereby aligning their interests with the interests of the other Holdings' stockholders. The purchase of shares under the MSIP allows executive officers to increase their stake in the Company's performance by putting their own financial resources "at risk". Additionally, through stock option grants, the executive officers are encouraged to focus on sustained increases in stockholder value. Specifically, we believe the granting of stock options assists the Company to:

  •
  Enhance the link between the creation of stockholder value and long-term executive incentive compensation;

  •
  Provide an opportunity for increased equity ownership by executives; and

  •
  Maintain competitive levels of total compensation.

        Each of our Named Executive Officers has accepted the offer to purchase Holdings' shares of common stock and has already received his shares and a grant of options to purchase additional shares. Each participating Named Executive Officer purchased shares for cash and, in addition to cash purchases, Mr. McMullen elected to allocate his eligible deferred compensation to DSUs, which represent the right to receive a share on the first to occur of (i) such Named Executive Officer's termination of employment, (ii) a fixed date selected by such Named Executive Officer or (iii) a change in control of Holdings.

        Apart from the "matching" options described above, Holdings has also granted additional "standalone" options to each Named Executive Officer. The number of shares offered to and options granted to each Named Executive Officer was determined based on position in the organization, scope of responsibility and size of business unit or function that the Named Executive Officer oversees. While Holdings may, in its discretion, offer additional shares or grant additional options to our executive officers, Holdings' practice to date has been to offer each Named Executive Officer only one opportunity to invest in Holdings' common stock and to receive options. Mr. Crenshaw and Mr. Donly are the only Named Executive Officers who purchased shares and received options in 2009. The options held by the Named Executive Officers are set forth in the "Outstanding Equity Awards at Fiscal Year-End (2009)" table below.

LTIP

        In 2007, the Company's then-standing Compensation Committee approved the LTIP, which replaced the Company's equity-based compensation plan that was suspended due to the then-pending sale of the Company. The goal of the LTIP was to link compensation of key employees to the achievement of performance goals established by the Compensation Committee relating to consolidated pre-tax income and revenue of the Company and its subsidiaries over a three-year performance period beginning January 1, 2007, and ending December 31, 2009. Individual grant levels were based on an evaluation of historical compensation levels, taking into consideration internal compensation equity and start date, where relevant, and were delivered in the form of units with a target cash value of $100 per unit. There was no payment to the Named Executive Officers under LTIP for the performance period ending December 31, 2009, since threshold levels of performance required for payment were not attained. There have been no additional LTIP grants made since 2007. Our Board believes that the financial opportunities under the MSIP are significant and no additional long-term incentive opportunity needs to be provided at this time. This analysis will be evaluated each year based upon the competitive marketplace.

Retirement Benefits

        Employees, including the Named Executive Officers, are generally eligible to participate in the ServiceMaster Profit Sharing and Retirement Plan (the "PSRP"). The PSRP is a qualified 401(k) defined contribution plan. We also maintain the ServiceMaster Deferred Compensation Plan (the "DCP"), which is a non-qualified supplemental plan designed to afford certain highly compensated employees (including the Named Executive Officers, executive officers and certain other employees) the opportunity to defer additional amounts of compensation on a pre-tax basis, over and above the amounts allowed under the PSRP. The Company provides this benefit because the Company wishes to permit our employees to defer the obligation to pay taxes on certain elements of the compensation that they are entitled to receive. All deferred amounts under the DCP are subject to earnings or losses based on the investments selected by the individual participants. The Company believes that provision of this benefit is important as a recruitment and retention tool as many, if not all, of the companies with which the Company competes for executive talent provide a similar plan to their senior employees.

Employee Benefits and Executive Perquisites

        We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers are eligible for the same health and welfare benefit programs on the same basis as the rest of the Company's employees, including medical and dental care coverage, life insurance coverage and short- and long-term disability.

        The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our compensation goal of enabling the Company to attract and retain superior executives for key positions. The perquisites provided to our Named Executive Officers are memberships in social and professional clubs and, for our Chief Executive Officer, personal use of Company aircraft and certain spousal travel. Expenses associated with relocation of newly hired executives (including income tax gross-ups on taxable relocation expense reimbursements) are paid to certain executives pursuant to our relocation policy and are based on standard market practices for executive-level relocation.

        The Company has established a policy regarding our Chief Executive Officer's personal use of the Company aircraft (the "Aircraft Policy"). The Aircraft Policy provides that the Chief Executive Officer shall reimburse the Company for personal use of the Company aircraft exceeding 50 hours annually. Any amount so reimbursed to the Company shall be applied to reduce the executive's taxable income arising from the personal use.

Post-Termination Compensation

        The Company entered into an employment agreement with Mr. Spainhour, which provides for certain payments surrounding his termination of employment. This agreement was entered into to attract Mr. Spainhour to take the position of Chief Executive Officer.

        For 48 months beginning on his hire date (March 23, 2009), Mr. Donly will be covered under the terms of his offer letter that provides payments related to termination of employment. All of the other Named Executive Officers are covered under ServiceMaster's standard policy or practice as in effect at the time employment is terminated. The terms of these post-termination arrangements are described in detail below under the Section "Potential Payments Upon Termination or Change in Control".

        In 2009, the Company terminated all prior change-in-control severance agreements since the two-year period of protection following the effective date of the Company's acquisition by the Equity Sponsors ended. Under private equity ownership, the Board determined not to implement new change-in-control agreements. The Board does not have any current plans to implement new change-in-control agreements; however, future agreements of this type may be considered at an appropriate time, as determined by the Board.

REPORT OF THE BOARD OF DIRECTORS

        The Company's Board of Directors has reviewed the Compensation Discussion and Analysis and discussed it with management and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Kenneth A. Giuriceo
David H. Wasserman

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

J. Patrick Spainhour	2009	950,000	0	0	0	628,865	45,527	1,624,392
Chief Executive Officer	2008	950,000	0	0	0	793,136	60,686	1,803,822
	2007	900,000	0	0	4,251,000	964,800	38,459	6,154,259

Steven J. Martin	2009	350,000	0	0	0	150,596	8,575	509,171
Senior Vice President	2008	350,000	0	0	0	239,935	8,050	597,985
& Chief Financial	2007	285,381	50,000	0	899,250	438,901	5,850	1,679,382
Officer

Greerson G. McMullen	2009	405,000	0	0	0	174,262	4,013	583,275
Senior Vice President,	2008	405,000	0	0	0	219,782	154,986	779,768
General Counsel, Government Affairs & Secretary

Reggie L. Crenshaw(3)	2009	250,000	0	0	389,600	99,294	87,024	825,918
Senior Vice President—
Innovation & Process
Improvement

Stephen M. Donly(4)	2009	329,080	0	0	1,712,000	214,945	553,517	2,809,542
President & Chief
Operating Officer,
TruGreen

(1)
The amounts in this column reflect the aggregate grant date fair value of stock options granted during the specified years. The assumptions used in the valuation of awards are disclosed in the Stock-Based Compensation footnote to the audited financial statements for the fiscal year ended December 31, 2009 included in this Annual Report on Form 10-K.

(2)
Amounts in this column for 2009 are detailed in the "All Other Compensation (2009)" table below.

(3)
The SEC recently revised the executive compensation rules to require companies to account for stock option awards based on the grant date fair value of such awards. As discussed above in "Long-Term Incentive Plans—MSIP", Holdings' practice to date has been to offer each Named Executive Officer only one opportunity to invest in Holdings' common stock and to receive options, and for many of our executives that opportunity was shortly after the Merger in 2007. Because Mr. Crenshaw received a stock option award in 2009 related to his hiring in 2008, his total compensation made him one of our Named Executive Officers.

(4)
Based on performance under the terms of the Annual Bonus Plan, Mr. Donly would have earned $56,917; however, in accordance with Mr. Donly's offer of employment, his 2009 bonus was guaranteed to be not less than 65 percent of his 2009 annualized salary, then prorated based on his hire date, which equals $214,945.

All Other Compensation (2009)

Named Executive Officer	Perquisites and Other Personal Benefits ($)	Company Contributions to PSRP ($)(1)	Tax Payment(s) ($)(2)	Total ($)

J. Patrick Spainhour(3)	45,527	0	0	45,527

Steven J. Martin	0	8,575	0	8,575

Greerson G. McMullen	0	4,013	0	4,013

Reggie L. Crenshaw(4)	63,448	4,600	18,976	87,024

Stephen M. Donly(5)	462,816	4,593	86,108	553,517

  (1)
  The PSRP is the Company's tax qualified savings plan.

  (2)
  Mr. Donly and Mr. Crenshaw each received a gross-up payment in connection with certain of their relocation expenses.

  (3)
  Mr. Spainhour's perquisites include personal use of the corporate aircraft of $43,977 and Company-provided membership fees of $1,550 for one business and social dining club.

  The incremental cost of the use of the Company aircraft is calculated based on the variable operating costs to ServiceMaster, including fuel costs, mileage, trip-related maintenance, universal weather-monitoring costs, on-board catering, lamp/ramp fees and other miscellaneous variable costs based on occupied seat hours. Fixed costs, which do not change based on usage, such as pilot salaries, the lease costs of the Company aircraft and the cost of maintenance not related to trips are excluded. The aggregate cost of other perquisites and personal benefits is measured on the basis of the actual cost to the Company.

  (4)
  Mr. Crenshaw's perquisites include relocation expenses of $57,558, COBRA reimbursement of $4,034 and personal use of the corporate aircraft of $1,856, which was deemed to be taxable income to Mr. Crenshaw when his spouse returned from a business trip she had attended at management's request.

  (5)
  Mr. Donly's perquisites include (i) relocation expenses of $46,248 for storage and shipment of household goods, $188,741 for third-party relocation company expense, $147,500 for a quick-sale bonus and $75,000 for loss on sale reimbursement, (ii) COBRA reimbursement of $3,882 and (iii) personal lawn service expenses of $1,445.

Grants of Plan-Based Awards (2009)

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
					All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Named Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)

J. Patrick Spainhour		653,600	950,000	None			None

Steven J. Martin		156,520	227,500	None			None

Greerson G. McMullen		181,116	263,250	None			None

Reggie L. Crenshaw(2)	4/24/2009	103,200	150,000	None	80,000	$10.00	$389,600

Stephen M. Donly(2)	6/30/2009	139,009	276,250	None	400,000	$10.00	$1,712,000

(1)
The amount listed represents the potential earnings under the Annual Bonus Plan which is a non-equity incentive plan. The threshold amount is the minimum amount earned if threshold performance is attained for all performance measures. There is no maximum payment in this plan. Additional information is discussed under "Annual Bonus Plan" in the Compensation Discussion and Analysis section.

(2)
Messrs. Donly and Crenshaw each received an award of stock options in 2009 in conjunction with being hired in 2009 and 2008, respectively.

Employment Agreements

Employment Agreement with Mr. Spainhour

        ServiceMaster entered into an employment agreement with J. Patrick Spainhour to serve as our Chief Executive Officer effective as of June 30, 2006. The original term of the employment agreement ended on December 31, 2008. The agreement automatically renews each year unless terminated by ServiceMaster or Mr. Spainhour.

        The employment agreement provides Mr. Spainhour with an annual base salary of not less than $900,000. Mr. Spainhour's annual bonus target under the Annual Bonus Plan is 100 percent of his salary, or $950,000 in 2009, with no cap on payout. The actual payouts under the Annual Bonus Plan are subject to the satisfaction of performance targets established by the Board.

        Mr. Spainhour's base salary, target annual bonus and all other compensation are subject to approval each year by the Board.

Employment Offer to Mr. McMullen, Mr. Donly and Mr. Crenshaw

        At the time Messrs. McMullen, Donly and Crenshaw were hired, ServiceMaster provided each with an offer letter that set forth their initial base salary and initial annual target bonus opportunity under our Annual Bonus Plan. (The actual payouts under the Annual Bonus Plan are subject to the satisfaction of performance targets established by the Board.) Base salary, target annual bonus and all other compensation are subject to approval each year by the Board. In addition, the offer letter provided that each would be offered a one-time future grant of stock options to be made at the first closing of a sale of shares after the date of hire. Mr. Donly and Mr. Crenshaw received such a grant of options in 2009 as disclosed in the Summary Compensation Table and Grants of Plan-Based Awards (2009) table above. Mr. McMullen's grant was made in 2007.

MSIP

        Other than the option grants to Mr. Donly and Mr. Crenshaw described above, there were no stock options awarded to Named Executive Officers under the MSIP or other equity-based awards granted to Named Executive Officers in 2009. All stock options currently held by the Named Executive Officers are shown below in the Outstanding Equity Awards at Fiscal Year-End Table (2009). The MSIP and an employee stock option agreement govern each option award and provide, among other things, that the options vest in equal installments over the first four years of the ten-year option term. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. For more information on the MSIP, see "Compensation Discussion and Analysis—Long-Term Incentive Plans" above. See "Potential Payments Upon Termination or Change in Control" below for information regarding the cancellation or acceleration of vesting of stock options.

Outstanding Equity Awards at Fiscal Year-End (2009)

	Option Awards(1)

Named Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

J. Patrick Spainhour	12/19/2007	650,000	650,000	$10.00	12/19/2017

Steven J. Martin	12/19/2007	137,500	137,500	$10.00	12/19/2017

Greerson G. McMullen	12/19/2007	95,000	95,000	$10.00	12/19/2017

Reggie L. Crenshaw	4/24/2009	0	80,000	$10.00	4/24/2019

Stephen M. Donly	6/30/2009	0	400,000	$10.00	6/30/2019

(1)
Represents options to purchase shares of Holdings' common stock granted under the MSIP. Options become exercisable on the basis of passage of time and continued employment over a four-year period, with 25 percent becoming exercisable on each anniversary following the date of grant.

2009 Option Exercises and Stock Vested

        No options were exercised by a Named Executive Officer in 2009, and no stock vested during 2009 as the Company does not have a plan that includes restricted stock.

Nonqualified Deferred Compensation Plans

        The table below sets forth information regarding the Named Executive Officers' nonqualified deferred compensation.

Nonqualified Deferred Compensation (2009)

Named Executive Officer	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(4)

J. Patrick Spainhour	0	0	0	0	0

Steven J. Martin	0	0	42,358	50,291	156,476

Greerson G. McMullen	109,891	0	120,734	0	469,230

Reggie L. Crenshaw	0	0	0	0	0

Stephen M. Donly	0	0	0	0	0

(1)
Amount shown in this column for Mr. McMullen is included in the "Salary" column of the Summary Compensation Table for 2009.

(2)
Matching contributions to the DCP were not made in 2009.

(3)
The amounts in this column do not represent above-market or preferential earnings and therefore are not included in the Summary Compensation Table.

(4)
As reported in 2008, Mr. McMullen elected to allocate a portion of his eligible deferred compensation to invest in 2,503 DSUs in 2007. The value of these units ($25,030) is included in the "Aggregate Balance at Last FYE" column. Amounts shown in this column were included as compensation in prior years' Summary Compensation Table for Mr. Martin as non-equity incentive plan compensation in an amount of $27,001 in 2007 and for Mr. McMullen as salary in an amount of $222,750 in 2008.

Deferred Compensation Plan

        The DCP is a nonqualified deferred compensation plan designed to afford certain highly compensated employees the opportunity to defer up to 75 percent of their compensation on a pre-tax basis. Deferred amounts are credited with earnings or losses based on the rate of return of investments selected by the participants in the DCP. The Company, in its sole discretion, may make matching contributions, based on the amounts that are deferred by employees pursuant to the DCP, but did not choose to make matching contributions for 2009. Distributions are paid at the time elected by the participant in accordance with the DCP.

        The DCP is not currently funded by the Company, and participants have an unsecured contractual commitment from the Company to pay the amounts due under the DCP. All plan assets are considered general assets of the Company. When such payments are due, the cash will be distributed from the DCP's rabbi trust.

        Participants in the 2007 offering under the MSIP were permitted to allocate eligible deferred compensation under the DCP to purchase DSUs. The DSUs were acquired for $10 each. Mr. McMullen is the only Named Executive Officer who elected to allocate a portion of his eligible deferred compensation to purchase DSUs.

Potential Payments Upon Termination or Change in Control

Severance Benefits for Named Executive Officers

        Upon a termination by the Company for cause, by the executive without good reason, or upon death or disability, we have no obligation to pay any prospective amounts or provide any benefits to our Named Executive Officers. Our obligations will consist of those obligations accrued at the date of termination, including payment of earned salary, reimbursement of expenses and obligations which may otherwise be payable in the event of death or disability. For this purpose, "cause" means a material breach by the executive of the duties and responsibilities of the executive (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on the executive's part, which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach and period of time; or the commission by the executive of a felony or misdemeanor involving any act of fraud, embezzlement or dishonesty or any other intentional misconduct by the executive that materially and adversely affects the business affairs or reputation of the Company.

        Mr. Spainhour's employment agreement provides for severance benefits equal to two times his highest annual base salary and highest annual target bonus if his employment is terminated involuntarily by the Company without cause or voluntarily by him for Good Reason. "Good Reason" means, without Mr. Spainhour's written consent, the occurrence of any of the following events:

  •
  Any of (i) the reduction in any material respect in Mr. Spainhour's position(s), authorities or responsibilities with ServiceMaster, (ii) Mr. Spainhour no longer reporting directly to the Board or (iii) any failure to re-elect Mr. Spainhour to serve as CEO of ServiceMaster; provided, however, that "Good Reason" shall not occur if the Board elects a non-executive Chairman, so long as Mr. Spainhour remains a member of the Board and continues to report directly to the Board;

  •
  A reduction in Mr. Spainhour's base salary or target annual bonus, each as in effect as of the effective date or as the same may be increased from time to time thereafter;

  •
  The failure of ServiceMaster to (i) provide Mr. Spainhour and Mr. Spainhour's dependents benefits substantially comparable to the plans, practices, programs and policies of ServiceMaster and it subsidiaries in effect for Mr. Spainhour on the effective date of his agreement, (ii) provide fringe benefits substantially comparable to the plans, practices, programs and policies of ServiceMaster and its subsidiaries in effect for Mr. Spainhour on the effective date of his agreement, (iii) provide an office, together with secretarial and other assistance, substantially comparable to that provided to Mr. Spainhour by ServiceMaster on the effective date of his agreement or (iv) provide Mr. Spainhour with four weeks annual paid vacation.

        In addition, for the two year period following his termination, Mr. Spainhour and his dependents will be eligible to continue health insurance and life insurance under the same terms as the other executive officers. Mr. Spainhour's severance benefits are subject to his signing a general release and observing covenants not to compete, solicit, nor disclose confidential information.

        Mr. Donly's offer letter provides that he will be eligible for severance in the event of his termination without cause during the first 48 months of his employment with the Company (i.e., through March 22, 2013). If the Company were to terminate Mr. Donly's employment without cause during that time, he would receive the higher of (i) an amount equal to one times his base salary and (ii) severance in accordance with ServiceMaster's policy or practice in existence at the time of his termination and applicable to executives at his level with the organization. In addition, his offer letter provides for a guaranteed bonus of 65 percent of his prorated salary for 2009 (regardless of whether his employment is terminated or not).

        As officers who report directly to our Chief Executive Officer, Messrs. Martin, McMullen, and Crenshaw are eligible to receive severance if terminated without cause. Under ServiceMaster's practice in effect as of December 31, 2009, in the event of such termination, an amount equal to one times base salary, plus target bonus for the year of termination, and, if termination occurs after June 30 of a year, a prorated portion of the bonus earned under the Annual Bonus Plan, would be payable to the terminated executive.

MSIP

        If an executive's employment is terminated by the Company with cause before there is a public offering of Holdings' common stock, all options (vested and unvested) are immediately cancelled and Holdings and certain Equity Sponsors have the right to purchase shares owned by the executive at the lower of fair market value or the original cost of the shares to the executive.

        If an executive's employment terminates involuntarily without cause before there is a public offering of Holdings' common stock, all unvested options immediately terminate and Holdings and certain Equity Sponsors have the right to repurchase shares owned by the executive at fair market value. If Holdings and certain Equity Sponsors choose not to exercise their repurchase rights following an involuntary termination without cause, the executive may require Holdings to repurchase the shares at fair market value. Upon such a termination, the executive may exercise vested options before the first to occur of (i) the three month anniversary of the executive's termination of employment or (ii) the expiration of the options' normal term, after which date such options are cancelled.

        If an executive's employment terminates voluntarily before there is a public offering of Holdings' common stock, all unvested options immediately terminate and Holdings and certain Equity Sponsors have the right to purchase shares owned by the executive at fair market value. Upon such a termination, the executive may exercise vested options before the first to occur of (i) the three-month anniversary of the executive's termination of employment (one-year anniversary in the case of retirement) and (ii) the expiration of the options' normal term, after which date such options are cancelled. If the executive's voluntary termination is because of the executive's retirement and if Holdings and certain Equity Sponsors choose not to exercise their repurchase rights, the executive may require Holdings to repurchase the shares at fair market value.

        If an executive's employment terminates by reason of death or disability before there is a public offering of Holdings' common stock, Holdings and certain Equity Sponsors have the right to purchase the shares at fair market value. Upon such termination, all options, whether or not vested, will become and remain exercisable until the first to occur of (i) the one-year anniversary of the executive's date of termination or (ii) the expiration of the options' normal term, after which date such options are cancelled.

        The stock option agreements provide that the vesting of options to purchase shares of Holdings common stock will be accelerated if Holdings experiences a change in control (as defined in the MSIP), unless the Holdings' Board of Directors reasonably determines in good faith that options with substantially equivalent or better terms are substituted for the existing options. A change in control means:

  •
  an acquisition by a person or group (other than the Equity Sponsors or their affiliates) of 50 percent or more of the voting power of Holdings' voting stock (other than an acquisition by Holdings or by a benefit plan of Holdings);

  •
  a change in a majority of Holdings' Board;

  •
  the merger, consolidation or similar transaction as a result of which Holdings' stockholders do not own more than 50 percent of the voting power of the surviving company; or

  •
  the sale, transfer or other disposition of all or substantially all of Holdings' assets to an unaffiliated third party.

        The Holdings' Board of Directors also has the discretion to accelerate the vesting of options at any time and from time to time.

Payment Upon Death, Disability or Qualifying Termination as of December 31, 2009

        The following table sets forth information regarding the value of payments and other benefits payable by the Company to each of the Named Executive Officers employed by the Company as of December 31, 2009 in the event of death, disability or qualifying termination. In the event of a change in control and based on a year-end estimated share value of $10 per share, there would be no stock option value from an acceleration of vesting on December 31, 2009. The amounts shown do not include payments of compensation that have previously been deferred as disclosed under "Nonqualified Deferred Compensation (2009)". The amounts shown assume termination effective as of December 31, 2009.

Potential Payments Upon Death, Disability or Qualifying Termination (2009)

Named Executive Officer	Base Salary and Target Bonus ($)(1)	Payment of Current Year Bonus ($)(2)	Acceleration of Vesting of Stock Options ($)(3)	Health & Welfare ($)	Total Payments ($)

J. Patrick Spainhour	3,800,000	628,865	0	9,120	4,437,985

Steven J. Martin	577,500	150,596	0	0	728,096

Greerson G. McMullen	668,250	174,262	0	0	842,512

Reggie L. Crenshaw	400,000	99,294	0	0	499,294

Stephen M. Donly	701,250	214,945	0	0	916,195

(1)
Calculations are based upon the terms previously discussed under "Severance Benefits for Named Executive Officers".

(2)
Amounts shown are the same as those reflected in the Summary Compensation Table as Non-Equity Incentive Plan Compensation for the Named Executive Officers. The amounts are payable upon an involuntary termination without cause (and for Mr. Spainhour upon voluntary termination for Good Reason).

(3)
Except as noted above in the section entitled "MSIP", upon a change in control, death or disability, all unvested stock options become vested and exercisable. Based on an estimated share value of $10 per share at December 31, 2009, and an option exercise price of $10 per share, there would be no value from an acceleration of vesting on December 31, 2009.

        Other than the employment agreement with Mr. Spainhour, the Company does not currently offer employment agreements or change-in-control agreements to newly hired executive officers. The Board periodically reassesses the need to offer these types of arrangements and may decide to do so in the future.

Director Compensation

        The Company does not compensate our directors for their service on our Board.

Board Interlocks and Insider Participation

        No member of our Board was at any time during 2009 an officer or employee of ServiceMaster or any of our subsidiaries nor is any such person a former officer of ServiceMaster or any of our subsidiaries. Our directors are principals of CD&R. See Item 13 of this Annual Report on Form 10-K below for a discussion of agreements between ServiceMaster and the Equity Sponsors and their affiliates.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        CDRSVM Holding, Inc., whose address is 860 Ridge Lake Boulevard, Memphis, Tennessee 38120, owns all of the outstanding common stock of ServiceMaster. CDRSVM Investment Holding, Inc. owns all of the outstanding common stock of CDRSVM Holding, Inc. Investment funds associated with or designated by the Equity Sponsors, together with certain of our executives and other key employees, own all of the common stock of Holdings.

        The following table sets forth information as of March 15, 2010 with respect to the ownership of the common stock of Holdings by:

  •
  each person known to own beneficially more than 5 percent of the common stock of Holdings;

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

Name of Beneficial Owner	Number of Shares Owned		Percent of Class (%)
Clayton, Dubilier & Rice Fund VII, L.P. and related funds(1)	90,610,000		62.33
Citigroup Private Equity LP managed funds(2)	25,000,000		17.20
BAS Capital Funding Corporation and related funds(3)	17,500,000		12.04
J.P. Morgan Ventures Corporation(4)	10,000,000		6.88
Kenneth A. Giuriceo(5)	0		0
David H. Wasserman(5)	0		0
J. Patrick Spainhour	950,000	(6)	*
Steven J. Martin	187,500	(6)	*
Greerson G. McMullen	140,000	(6)	*
Stephen M. Donly	100,000		*
Reggie L. Crenshaw	40,000	(6)	*
All current directors and executive officers as a group (18 persons)(6)(7)	2,913,950	(6)	1.98%

*
Less than one percent.

(1)
Represents shares held by the following group of investment funds associated with or designated by Clayton, Dubilier & Rice, LLC: (i) 60,000,000 shares of common stock held by Clayton, Dubilier & Rice Fund VII, L.P., whose general partner is CD&R Associates VII, Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (ii) 14,682,792 shares of common stock held by Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., whose general partner is CD&R Associates VII (Co-Investment), Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (iii) 10,500,000 shares of common stock held by CDR SVM Co-Investor L.P., whose general partner is CDR SVM Co-Investor GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; (iv) 5,000,000 shares of common stock held by CDR SVM Co-Investor No. 2 L.P., whose general partner is CDR SVM Co-Investor No. 2 GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; and (v) 427,208 shares of common stock held by CD&R Parallel Fund VII, L.P., whose general partner is CD&R Parallel Fund Associates VII, Ltd. CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd. are each managed by a three-person board of directors, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. Joseph L. Rice, III, Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd., may be deemed to share beneficial ownership of the shares shown as beneficially owned by the funds associated with Clayton, Dubilier & Rice, LLC. Such persons disclaim such beneficial ownership.

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

(2)
Represents shares held by Citigroup Capital Partners II 2007 Citigroup Investment L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holding, L.P., and CPE Co-Investment (ServiceMaster) LLC, each an affiliate of Citigroup Inc. The address for each of Citigroup Capital Partners II 2007 Citigroup Investment L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holding, L.P., and CPE Co-Investment (ServiceMaster) LLC, is c/o Citi Private Equity, 388 Greenwich Street, 21st Floor, New York, NY 10013.

(3)
Represents shares held by BAS Capital Funding Corporation, Banc of America Capital Investors V, LP, and BACSVM-A, LP, each an affiliate of Bank of America Corporation. BAS Capital Funding Corporation has the right to and may transfer shares of Holdings' common stock to one or more entities controlling, controlled by or under common control with BAS Capital Funding Corporation. The address for each of BAS Capital Funding Corporation, Banc of America Capital Investors V, LP, and BACSVM-A, LP, is, c/o BAS Capital Funding Corporation, 100 N. Tyron, Charlotte, NC 28256.

(4)
J.P. Morgan Ventures Corporation is an affiliate of JPMorgan Chase & Co. The address for J.P. Morgan Ventures Corporation is 270 Park Avenue, New York, NY 10017.

(5)
Does not include common stock held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. Messrs. Giuriceo and Wasserman are directors of The ServiceMaster Company and Holdings and executives of Clayton, Dubilier & Rice, LLC. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC.

(6)
Includes shares which the executive officers have the right to acquire prior to May 14, 2010 through the exercise of stock options as follows: Mr. Spainhour, 650,000 shares, Mr. Martin, 137,500 shares, Mr. McMullen, 95,000 shares and Mr. Crenshaw, 20,000 shares. All executive officers as a group have the right to acquire 1,926,350 shares prior to May 14, 2010 through the exercise of stock options.

(7)
All employees of the Company as a group held 2,258,304 shares of common stock as of December 31, 2009, constituting 1.55% of the total ownership of Holdings.

  Equity Compensation Plan Information

        The following table contains information, as of December 31, 2009, about the amount of shares in Holdings, our indirect parent company, to be issued upon the exercise of outstanding options granted under the MSIP.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(1)	10,014,133	$10.00	772,563
Equity compensation plans not approved by shareholders	—	—	—
Total	10,014,133	$10.00	772,563

(1)
Granted pursuant to the MSIP. For a description of the MSIP, please refer to Item 11, "Compensation Discussion and Analysis".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

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

        A "Related Person" as defined in the Related Person Transaction Policy, means any person who is, or at any time since the beginning of ServiceMaster's last fiscal year was, a director or executive officer of ServiceMaster or a nominee to become a director of ServiceMaster; any person who is known to be the beneficial owner of more than 5 percent of ServiceMaster's or its parent or affiliate's common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5 percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5 percent beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owner in which such person has a beneficial ownership interest of 10 percent or more.

Stockholders Agreement

        On the Closing Date of the Merger, Holdings entered into a stockholders agreement (the "Stockholders Agreement") with investment funds associated with or designated by the Equity Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with each of the Equity Sponsors to elect (or cause to be elected) all of Holdings' directors. The directors include three designees of investment funds associated with CD&R (one of whom shall serve as the chairman and each of whom is entitled to three votes), one designee of BAS, and one designee of investment funds associated with Citigroup, subject to adjustment in the case investment funds associated with or designated by certain of the Equity Sponsors sell more than a specified amount of their shareholdings in Holdings. The Stockholders Agreement provides for our chief executive officer to be a director of Holdings, as well as his successor as chief executive officer, subject to the approval of the Holdings board and Clayton, Dubilier & Rice Fund VII, L.P. (the "Lead Investor"). The Stockholders Agreement grants to investment funds associated with the Equity Sponsors special governance rights, including rights of approval over certain corporate and other transactions. The Stockholders Agreement also gives investment funds associated with the Equity Sponsors preemptive rights with respect to certain issuances of equity securities of Holdings and its subsidiaries, including ServiceMaster, subject to certain exceptions, and contains restrictions on the transfer of shares of Holdings, as well as tag-along rights and rights of first offer.

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

Consulting Agreements; Transaction Fee Agreement; Advisory Agreements

        On the closing date of the Merger, Holdings and ServiceMaster entered into a consulting agreement with CD&R, which subsequently was amended, pursuant to which CD&R provides Holdings and its subsidiaries with financial advisory and management consulting services. Pursuant to the consulting agreement, Holdings was to pay or cause to be paid to CD&R an annual fee of $2.0 million for such services, plus expenses, unless the Equity Sponsors (or the disinterested directors of Holdings) agreed to a higher amount. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align the fee structure with current market rates. Under this agreement, the Company recorded a management fee of $6.25 million for the year ended December 31, 2009 and $2.0 million for the year ended December 31, 2008. The amended consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. Holdings will also pay to CD&R a fee for certain types of future transactions that Holdings or its subsidiaries complete. If an individual designated by CD&R serves in an executive management position, Holdings will pay CD&R an additional fee to be reasonably determined by CD&R, but not to exceed the amount of the annual fee then in effect.

        In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded management fees of $1.25 million under these agreements in 2009.

        In connection with the Merger, Holdings and ServiceMaster entered into a Transaction Fee Agreement, pursuant to which they paid an aggregate fee of $55 million to the Equity Sponsors and reimbursed certain expenses of the Equity Sponsors and their affiliates.

        In connection with the Merger, Holdings and ServiceMaster entered into advisory agreements with the following Equity Sponsors or their affiliates: Citigroup, BAS, and JPMorgan. Pursuant to these agreements the Company paid an aggregate fee of $24 million to Citigroup, BAS, and JPMorgan and their affiliates and reimbursed certain expenses of the Equity Sponsors and their affiliates.

Indemnification Agreements

        Holdings and ServiceMaster have entered into indemnification agreements with the Equity Sponsors and Holdings stockholders affiliated with the Equity Sponsors, pursuant to which Holdings and ServiceMaster will indemnify the Equity Sponsors, the Holdings stockholders affiliated with the Equity Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of the consulting agreement, transaction fee agreement and advisory agreements described above under "Consulting Agreements; Transaction Fee Agreement; Advisory Agreements" and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

Director Independence

        Though not formally considered by our Board because our common stock is not registered with the SEC or traded on any national securities exchange, based upon the listing standards of the NYSE, the national securities exchange upon which our common stock was traded prior to the Merger, we do not believe that either of our directors would be considered "independent" because of their relationships with CD&R. See "Consulting Agreements; Transaction Fee Agreement; Advisory Agreements" above.

Debt Purchases

        The Company was advised by Holdings that, during the year ended December 31, 2009, Holdings completed open market purchases of $11.0 million in face value of the Permanent Notes for a cost of $4.5 million. As of December 31, 2009, Holdings has completed aggregate open market purchases totaling $65.0 in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. During the years ended December 31, 2009 and 2008, the Company recorded interest expense of $6.9 million and $0.4 million, respectively, related to Permanent Notes held by Holdings. During the year ended December 31, 2009, the Company made cash payments to Holdings in the amount of $6.5 million. There were no cash payments by the Company to Holdings in 2008. Interest accrued by the Company and payable to Holdings as of December 31, 2009 and 2008 amounted to $3.2 million and $2.8 million, respectively ($2.4 million of the accrued interest payable to Holdings at December 31, 2008 was acquired by Holdings in their open market purchases).

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Board selected Deloitte & Touche LLP as our independent auditors for 2009. The Board pre-approves all audit, audit-related and non-audit related services to be provided by our independent auditors.

        The following table presents, for 2009 and 2008, fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP. In accordance with the SEC's definitions and rules, "audit fees" are fees ServiceMaster paid Deloitte & Touche LLP for professional services for the audit of ServiceMaster's Consolidated Financial Statements included in ServiceMaster's Annual Report on Form 10-K, review of the financial statements included in ServiceMaster's quarterly reports on Form 10-Q and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of ServiceMaster's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any products and services provided by Deloitte & Touche LLP not included in the first three categories.

	2009	2008
(1) Audit Fees	$2,675,160	$3,325,086
(2) Audit-Related Fees(a)	$44,000	$44,000
(3) Tax Fees(b)	$238,865	$303,010
(4) All Other Fees(c)	$166,553	$—

(a)
Principally represents fees paid in connection with the audits of the employee benefit plan.

(b)
Includes $142,173 and $188,669 related to services rendered in connection with tax compliance and tax return preparation fees for 2009 and 2008, respectively.

(c)
Principally represents fees paid in connection with due diligence services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Schedules and Exhibits.

1.
Financial Statements

  Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Financial Position as of December 31, 2009 and 2008 (Successor) contained in Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 (Successor), the period from July 25, 2007 through December 31, 2007 (Successor), and the period from January 1, 2007 through July 24, 2007 (Predecessor) contained in Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 (Successor), the period from July 25, 2007 through December 31, 2007 (Successor) and the period from January 1, 2007 through July 24, 2007 (Predecessor) contained in Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Shareholder's Equity for the years ended December 31, 2009 and 2008 (Successor), the period from July 25, 2007 through December 31, 2007 (Successor) and the period from January 1, 2007 through July 24, 2007 (Predecessor) contained in Item 8 of this Annual Report on Form 10-K.

  Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

2.
Financial Statements Schedules

        The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

  Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

  Schedule II—Valuation and Qualifying Accounts

3.
Exhibits

        The exhibits filed with this report are listed on pages 164-167 (the "Exhibits Index"). Entries marked by an asterisk next to the exhibit's number identify management compensatory plans, contracts or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SERVICEMASTER COMPANY
Date: March 30, 2010	By	/s/ J. PATRICK SPAINHOUR J. Patrick Spainhour Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. PATRICK SPAINHOUR J. Patrick Spainhour	Chief Executive Officer (Principal Executive Officer)	March 30, 2010
/s/ STEVEN J. MARTIN Steven J. Martin	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2010
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director	March 30, 2010
/s/ DAVID H. WASSERMAN David H. Wasserman	Director	March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The ServiceMaster Company
Memphis, Tennessee

        We have audited the consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2009 and 2008 (Successor Company), and the related consolidated statements of operations, shareholder's equity, and cash flows for the years ended December 31, 2009 and 2008, the period January 1, 2007 through July 24, 2007 (Predecessor Company) and the period July 25, 2007 through December 31, 2007 (Successor Company), and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 29, 2010 (which express an unqualified opinion and include an explanatory paragraph concerning the change in basis for the Consolidated Financial Statements for the period after July 24, 2007 as a result of the application of purchase accounting as of July 25, 2007); such Consolidated Financial Statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 29, 2010

SCHEDULE II
THE SERVICEMASTER COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2009 (SUCCESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$19,328	$43,040	$44,305	$18,063
Notes receivable	1,810	640	199	2,251
Income tax valuation allowance	16,874	822	2,217	15,479
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2008 (SUCCESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$19,420	$36,852	$36,944	$19,328
Notes receivable	1,574	430	194	1,810
Income tax valuation allowance	9,031	8,865	1,022	16,874
FOR THE PERIOD FROM JULY 25, 2007 TO DECEMBER 31, 2007 (SUCCESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$21,924	$19,618	$22,122	$19,420
Notes receivable	1,387	241	54	1,574
Income tax valuation allowance	8,786	374	129	9,031
FOR THE PERIOD FROM JANUARY 1, 2007 TO JULY 24, 2007 (PREDECESSOR)
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$17,145	$23,971	$19,192	$21,924
Notes receivable	1,549	119	281	1,387
Income tax valuation allowance	1,800	6,986	—	8,786

(1)
Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the remaining items reflect cash payments.

Exhibit Index

Description of Index

3.1	Amended and Restated Certificate of Incorporation, amended as of July 24, 2007, is incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated July 30, 2007 (File No. 001-14762 (the "2007 8-K")).
3.2	Amended and Restated By-Laws, amended as of July 24, 2007, are incorporated by reference to Exhibit 3.2 to the 2007 8-K.
4.1
Indenture dated as of August 15, 1997 between The ServiceMaster Company (the "Company") (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-32167 (the "1997 S-3")).
4.2
First Supplemental Indenture dated as of August 15, 1997 between the Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-14762 (the "1997 10-K")).
4.3
Second Supplemental Indenture dated as of January 1, 1998 between the Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed February 26, 1998 (File No. 001-14762).
4.4
Third Supplemental Indenture dated as of March 2, 1998 between the Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 27, 1998 (File No. 001-14762 (the "1998 8-K")).
4.5	Form of 7.45% Note due August 14, 2027 is incorporated by reference to Exhibit 4.2 to the 1997 S-3.
4.6	Form of 7.10% Note due March 1, 2018 is incorporated by reference to Exhibit 4.1 to the 1998 8-K.
4.7	Form of 7.25% Note due March 1, 2038 is incorporated by reference to Exhibit 4.2 to the 1998 8-K.
4.8
Indenture, dated July 24, 2008, among the Company, the Subsidiary Guarantors from time to time parties thereto and Wilmington Trust FSB, as trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated July 24, 2008 (File No. 001-14762).
4.9
Exchange and Registration Rights Agreement, dated July 24, 2008, among the Company, the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K dated July 24, 2008 (File No. 001-14762).
4.10
First Supplemental Indenture, dated August 13, 2008, among TruGreen LandCare, the Company, each existing Subsidiary Guarantor under the Indenture and Wilmington Trust FSB is incorporated by reference to Exhibit 4.3 to the registrant's Registration Statement on Form S-1 (File No. 333-154648 (the "2009 S-1")).

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
10.9
Transaction Fee Agreement, dated as of July 24, 2007, among the Company; CDRSVM Topco, Inc., predecessor to ServiceMaster Global Holdings, Inc. ("Holdings"); Clayton, Dubilier & Rice, Inc.; Bank of America Capital Investors V, L.P.; Citigroup Alternative Investments LLC; and J.P. Morgan Ventures Corporation is incorporated by reference to Exhibit 10.12 to the 2007 8-K.
10.10	†	Amended and Restated Consulting Agreement, dated as of November 23, 2009, among the Company; Holdings; and Clayton, Dubilier & Rice, LLC.
10.11	†
Amended and Restated Indemnification Agreement, dated as of November 23, 2009, among the Company; Holdings; Clayton, Dubilier & Rice, Inc.; Clayton, Dubilier & Rice Fund VII, L.P.; Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P.; CDR SVM Co-Investor L.P.; CD&R Parallel Fund VII, L.P.; Clayton, Dubilier & Rice, LLC; and Clayton, Dubilier & Rice Holdings, L.P.

10.12	†	Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and Banc of America Capital Investors V, L.P., BAS Capital Funding Corporation, BACSVM, L.P., Banc of America Strategic Investments Corporation, Banc of America Capital Management V, L.P., BACM I GP, LLC and BA Equity Co-Invest GP LLC.
10.13	†
Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and Citigroup Capital Partners II 2007 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holdings, L.P., CPE Co-Investment (ServiceMaster) LLC and Citigroup Private Equity LP.
10.14	†	Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and JP Morgan Chase Funding, Inc.
10.15
Intercreditor Agreement, dated as of July 24, 2007, between the Revolving Administrative Agent and Revolving Collateral Agent and the Term Loan Administrative Agent and Term Loan Collateral Agent is incorporated by reference to Exhibit 10.15 to the 2007 8-K.
10.16	*	Annual Bonus Plan is incorporated by reference to Exhibit C to the April 16, 2003 Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders held May 21, 2003 (File No. 001-14762).
10.17	*
ServiceMaster Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 14, 2005 (File No. 001-14762).
10.18	*
Employment Agreement dated August 16, 2006, effective as of June 30, 2006, between the Company and J. Patrick Spainhour is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated August 15, 2006 (File No. 001-14762).
10.19	*	2007 Long-Term Incentive Plan ("LTIP") is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 20, 2007 (File No. 001-14762).
10.20	*	Form of Participation Unit Award Agreement under the LTIP is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed March 20, 2007 (File No. 001-14762).
10.21	*†	ServiceMaster Global Holdings, Inc. Stock Incentive Plan ("MSIP").
10.22	*
Form of Employee Stock Subscription Agreement under the MSIP is incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14762).
10.23	*
Form of Employee Stock Option Agreement under the MSIP is incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14762).
10.24	*
Form of Employee Deferred Share Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14762).
10.25	*	Form of Participation Agreement under the MSIP is incorporated by reference to Exhibit 10.34 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14762).

10.26		Term Loan Assumption Agreement dated as of August 13, 2008, made by TruGreen LandCare in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.32 to the registrant's 2009 S-1.
10.27		Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.33 to the registrant's 2009 S-1.
10.28		Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.34 to the registrant's 2009 S-1.
10.29		Revolving Credit Assumption Agreement, dated as of August 13, 2008, made by TruGreen LandCare in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.35 to the registrant's 2009 S-1.
10.30
Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.36 to the registrant's 2009 S-1.
10.31
Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.37 to the registrant's 2009 S-1.
10.32
Master Services Agreement, dated December 11, 2008, by and between ServiceMaster Consumer Services, L.P., and International Business Machines Corporation including Transaction Document No. 1 thereunder and all related exhibits and schedules (portions omitted pursuant to registrant's request for confidential treatment filed with the Securities and Exchange Commission) is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 23, 2008 (File No. 001-14762).
10.33
Form of Consulting Agreement entered into among the Company; Holdings; Citigroup Alternative Investments LLC; BAS Capital Funding Corporation; and JPMorgan Chase is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-14762).
10.34	*†	Amended and Restated Offer of Employment letter, dated March 24, 2010, between the Company and Steve Donly.
12	†	Ratio of Earnings to Fixed Charges
21	†	Subsidiaries.
31.1	†	Certification of Chief Executive Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Chief Financial Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management compensatory plan, contract or arrangement.

†
Filed herewith