Form 10-Q
period 2010-03-31
SERVICEMASTER CO
filed 2010-05-13
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At May 13, 2010, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

The ServiceMaster Company is not required to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and is doing so on a voluntary basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2009
Operating Revenue	$639,408	$645,927

Operating Costs and Expenses:
Cost of services rendered and products sold	402,520	394,400
Selling and administrative expenses	183,875	173,763
Amortization expense	40,442	40,309
Restructuring and Merger related charges	3,924	8,777
Total operating costs and expenses	630,761	617,249

Operating Income	8,647	28,678

Non-operating Expense (Income):
Interest expense	72,681	76,666
Interest and net investment (income) loss	(2,502)	4,761
Gain on extinguishment of debt	—	(46,106)
Other expense	171	200

Loss from Continuing Operations before Income Taxes	(61,703)	(6,843)
Benefit for income taxes	(29,420)	(7,555)

(Loss) Income from Continuing Operations	(32,283)	712

Loss from discontinued operations, net of income taxes	(377)	(163)
Net (Loss) Income	$(32,660)	$549

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position

(In thousands, except share data)

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$203,043	$253,463
Marketable securities	19,566	21,120
Receivables, less allowance of $20,773 and $20,314, respectively	351,642	348,655
Inventories	82,834	76,592
Prepaid expenses and other assets	98,649	36,564
Deferred customer acquisition costs	62,088	36,070
Deferred taxes	26,321	21,595
Assets of discontinued operations	22	42
Total Current Assets	844,165	794,101
Property and Equipment:
At cost	360,707	345,100
Less: accumulated depreciation	(148,086)	(132,965)
Net property and equipment	212,621	212,135

Other Assets:
Goodwill	3,126,444	3,119,754
Intangible assets, primarily trade names, service marks and trademarks, net	2,749,445	2,787,237
Notes receivable	23,025	23,490
Long-term marketable securities	117,053	111,066
Other assets	29,954	31,799
Debt issuance costs	63,157	66,807
Total Assets	$7,165,864	$7,146,389

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$93,933	$73,471
Accrued liabilities:
Payroll and related expenses	69,503	74,385
Self-insured claims and related expenses	84,902	87,332
Other	133,059	156,649
Deferred revenue	516,680	449,746
Liabilities of discontinued operations	2,853	2,806
Current portion of long-term debt	63,098	64,395
Total Current Liabilities	964,028	908,784

Long-Term Debt	3,913,680	3,910,549

Other Long-Term Liabilities:
Deferred taxes	944,186	957,077
Liabilities of discontinued operations	4,101	4,145
Other long-term obligations	183,222	179,503
Total Other Long-Term Liabilities	1,131,509	1,140,725

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,448,687	1,446,529
Retained deficit	(269,084)	(236,424)
Accumulated other comprehensive loss	(22,956)	(23,774)
Total Shareholder’s Equity	1,156,647	1,186,331
Total Liabilities and Shareholder’s Equity	$7,165,864	$7,146,389

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2009
Cash and Cash Equivalents at Beginning of Period	$253,463	$405,587

Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(32,660)	549
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Loss from discontinued operations	377	163
Depreciation expense	15,808	15,614
Amortization expense	40,442	40,309
Amortization of debt issuance costs	3,650	3,768
Gain on extinguishment of debt	—	(46,106)
Deferred income tax benefit	(16,971)	(2,280)
Stock-based compensation expense	2,158	1,934
Restructuring and Merger related charges	3,924	8,777
Cash payments related to restructuring charges	(4,036)	(4,296)
Change in working capital, net of acquisitions:
Current income taxes	(17,048)	(3,026)
Receivables	(2,032)	6,001
Inventories and other current assets	(77,589)	(87,560)
Accounts payable	13,476	26,548
Deferred revenue	66,817	58,033
Accrued liabilities	(29,003)	(75,177)
Other, net	3,176	9,141
Net Cash Used for Operating Activities from Continuing Operations	(29,511)	(47,608)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(8,905)	(18,608)
Sale of equipment and other assets	596	362
Acquisition of The ServiceMaster Company	(156)	(486)
Other business acquisitions, net of cash acquired	(8,363)	(4,871)
Notes receivable, financial investments and securities, net	(1,921)	3,536
Net Cash Used for Investing Activities from Continuing Operations	(18,749)	(20,067)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	10,000	—
Payments of debt	(11,532)	(47,504)
Debt issuance costs paid	(30)	(198)
Net Cash Used for Financing Activities from Continuing Operations	(1,562)	(47,702)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(598)	(980)
Cash used for investing activities	—	(914)
Net Cash Used for Discontinued Operations	(598)	(1,894)

Cash Decrease During the Period	(50,420)	(117,271)

Cash and Cash Equivalents at End of Period	$203,043	$288,316

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The ServiceMaster Company is a national company serving both residential and commercial customers. Its products and services include lawn care, landscape maintenance, termite and pest control, home service contracts, cleaning and disaster restoration, house cleaning, furniture repair and home inspection. ServiceMaster provides these services through a network of company-owned locations and franchise licenses operating under the following leading brands: TruGreen, TruGreen LandCare, Terminix, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. ServiceMaster is organized into six principal reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield, ServiceMaster Clean, and Other Operations and Headquarters.

The condensed consolidated financial statements include the accounts of The ServiceMaster Company and its majority owned subsidiary partnerships, limited liability companies and corporations, collectively referred to as “ServiceMaster”, the “Company”, “we”, “us” or “our”.

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results which might be achieved for a full year.

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

On July 24, 2007 (the “Closing Date”), the Merger was completed, and, immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, Inc. (now operated as Clayton, Dublier & Rice, LLC, “CD&R”), Citigroup Private Equity LP (together with its affiliate, Citigroup Alternative Investments LLC, “Citigroup”) BAS Capital Funding Corporation (“BAS”) and J.P. Morgan Ventures Corporation (“JP Morgan”) (collectively, the “Equity Sponsors”).

Equity contributions totaling $1,431.1 million from the Equity Sponsors, together with (i) borrowings under a new $1,150.0 million senior unsecured interim loan facility (“Interim Loan Facility”), (ii) borrowings under a new $2,650.0 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate merger consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger Agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under, a new $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 10.75%/11.50% senior toggle notes maturing in 2015 (the “Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which ServiceMaster filed with the Securities and Exchange Commission (“SEC”) a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated on November 19, 2009.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following selected accounting policies should be read in conjunction with that Annual Report on Form 10-K.

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

The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were $15.3 million and $15.8 million for the three months ended March 31, 2010 and 2009, respectively, and consolidated operating income from continuing operations was $8.6 million and $28.7 million for the three months ended March 31, 2010 and 2009, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $516.7 million and $449.7 million of deferred revenue at March 31, 2010 and December 31, 2009, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen LawnCare has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen LawnCare defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed primarily in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These pre-season costs are deferred and recognized approximately in proportion to revenue over the balance of the year and are not deferred beyond the calendar year-end.

The cost of direct-response advertising at Terminix and TruGreen LawnCare, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits.

The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 presented the significant areas that require the use of management’s estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Note 3. Restructuring and Merger Related Charges

The Company incurred restructuring and Merger related charges of $3.9 million ($2.4 million, net of tax) and $8.8 million ($5.4 million, net of tax) for the three months ended March 31, 2010 and 2009, respectively. Restructuring and Merger related charges were comprised of the following:

	Three months ended March 31,
(In thousands)	2010	2009
TruGreen LawnCare reorganization and restructuring(1)	$3,023	$—
Information technology outsourcing(2)	—	5,274
Terminix branch optimization(3)	46	3,219
Merger related charges(4)	131	294
Other	724	(10)
Total restructuring and Merger related charges	$3,924	$8,777

(1)           Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended March 31, 2010, these costs included consulting fees of $1.9 million and severance, lease termination and other costs of $1.1 million.

(2)           On December 11, 2008, the Company entered into an agreement with International Business Machines Corporation (“IBM”) pursuant to which IBM will provide information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the three months ended March 31, 2009, these costs included transition fees paid to IBM of $3.8 million, employee retention and severance costs of $0.9 million and consulting and other costs of $0.6 million.

(3)           Represents restructuring charges related to a branch optimization project. For the three months ended March 31, 2010, these costs included adjustments to lease termination reserves. For the three months ended March 31, 2009, these costs included lease termination costs of $2.9 million and severance costs of $0.3 million.

(4)           Includes legal fees, legal settlements and other costs associated with the Merger.

The pretax charges discussed above are reported in the “Restructuring and Merger related charges” line in the condensed consolidated statement of operations.

A reconciliation of the beginning and ending balances of accrued restructuring charges is presented as follows:

(In thousands)	Accrued Restructuring and Merger Related Charges
Balance at December 31, 2009	$12,083
Costs incurred	3,924
Costs paid or otherwise settled	(8,791)
Balance at March 31, 2010	$7,216

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At March 31, 2010, the Company’s residual value guarantees related to the leased assets totaled $71.4 million for which the Company has recorded a liability for the estimated fair value of these guarantees of approximately $1.5 million in the condensed consolidated statement of financial position.

The Company maintains lease facilities with banks totaling $65.2 million, which provide for the financing of branch properties to be leased by the Company. At March 31, 2010, approximately $65.2 million was funded under these facilities, including $12.5 million of leases that are accounted for as capital leases and are included on the condensed consolidated statement of financial position as assets with related debt. The balance of the funded amount is accounted for as operating leases. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. This $22.0 million investment is included in other assets in the condensed consolidated statement of financial position. The operating lease and capital lease classifications of these leases did not change as a result of the modifications. No later than 120 days prior to the end of the lease term, the Company was required to exercise one of the following three options related to the leased properties: (1) negotiate an extension to the current leasing arrangement; (2) return the properties to the lessor; or (3) purchase the properties for $65.2 million, the total amount funded under the lease facilities. If the properties were returned to the lessor, the lessor would sell the properties and the Company would be obligated to pay the lessor for any shortfall between the sales proceeds and the amount funded under the lease facilities up to 73 percent of fair market value of the properties at the commencement of the lease pursuant to a residual value guarantee. In March 2010, the Company elected the third option noted above and will purchase the properties for $65.2 million on or before July 24, 2010. The Company’s $22.0 million investment in the lease facilities will be returned to the Company upon purchase, resulting in a net cash payment of $43.2 million.

In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s current estimate of this shortfall is $15.8 million, which will be expensed over the remainder of the lease term. The Company recorded charges of $5.5 million in 2009 and $5.1 million in the first quarter of 2010 related to this shortfall. The remaining $5.2 million will be recorded over the remainder of the lease term, which expires July 24, 2010.

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance policies from third party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. As of March 31, 2010 and December 31, 2009, the Company had accrued self-insured claims of $134.1 million and $131.3 million, respectively. During the three months ended March 31, 2010 and 2009, the Company recorded provisions for uninsured claims totaling $9.9 million and $9.2 million, respectively, and the Company paid claims totaling $7.1 million and $12.2 million, respectively. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

As part of the American Residential Services and American Mechanical Services sale agreements in 2006, the Company continues to be obligated to third parties with respect to operating leases for which the Company has been released as being the primary obligor, as well as certain real estate leased and operated by the buyers. The Company’s obligations under these agreements may be limited in terms of time and or amount, and in some cases, the Company may have recourse against the buyers for potential future payments made by the Company. At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective and class action basis, regulatory, insured and uninsured employment, general, and commercial liability actions and environmental proceedings. Additionally, the Company has entered into settlement agreements in certain cases, including putative class actions, which are subject to court approval. If one or more of these settlements are not finally approved, the Company could have additional or different exposure. At this time, the Company does not expect any of these proceedings to have a material effect on its financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings may not be material to its financial position, results of operations and cash flows for any period in which costs, if any, are recognized.

Note 5. Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There was no impairment recorded in the three months ended March 31, 2010.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance at Dec. 31, 2009	$1,178,436	$43,901	$1,361,698	$348,010	$135,713	$51,996	$3,119,754
Acquisitions	1,124	—	6,280	—	—	—	7,404
Other(1)	(151)	(456)	(163)	(62)	156	(38)	(714)
Balance at Mar. 31, 2010	$1,179,409	$43,445	$1,367,815	$347,948	$135,869	$51,958	$3,126,444

(1)           Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

The table below summarizes the other intangible asset balances for continuing operations:

	As of March 31, 2010			As of December 31, 2009
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,380,100	$—	$2,380,100	$2,380,100	$—	$2,380,100
Customer relationships	672,231	(388,807)	283,424	669,581	(352,605)	316,976
Franchise agreements	88,000	(28,632)	59,368	88,000	(26,418)	61,582
Other	49,630	(23,077)	26,553	49,630	(21,051)	28,579
Total	$3,189,961	$(440,516)	$2,749,445	$3,187,311	$(400,074)	$2,787,237

(1)           Not subject to amortization.

Note 6. Stock-Based Compensation

For the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense of $2.2 million ($1.3 million, net of tax) and $1.9 million ($1.1 million, net of tax), respectively. As of March 31, 2010, there was $17.0 million of total unrecognized compensation cost related to non-vested stock options granted by Holdings under the ServiceMaster Global Holdings, Inc. Stock Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.1 years.

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statement of cash flows for the three months ended March 31, 2010 and 2009 is presented in the following table:

	Three months ended March 31,
(In thousands)	2010	2009
Cash paid for or (received from):
Interest expense	$103,005	$127,710
Interest and dividend income	(1,327)	(2,368)
Income taxes, net of refunds	3,856	(864)

Note 8. Comprehensive Income

Total comprehensive (loss) income was ($31.8) million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. Total comprehensive (loss) income primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation.

Note 9. Receivable Sales

The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests.

During the three months ended March 31, 2010, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of March 31, 2010 and December 31, 2009, the Company had $10.0 million outstanding under the arrangement and, as of March 31, 2010, had approximately $31.8 million of eligible receivables and $21.8 million of remaining capacity available under the trade accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company under this agreement may be reduced or eliminated. As part of the annual renewal of the facility, which last occurred on July 21, 2009, this Purchaser agreed to continue its participation in the arrangement at least through July 20, 2010.

The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in these condensed consolidated financial statements. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest measured based on the third party Purchaser’s pooled commercial paper rate (0.23% at March 31, 2010). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012, the final termination date of the arrangement.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in the condensed consolidated statement of financial position caption “Cash and cash equivalents”. As of March 31, 2010 and December 31, 2009, the Company’s investments consist primarily of domestic publicly traded debt and certificates of deposit totaling $96.6 million and $93.9 million, respectively, and common equity securities of $40.0 million and $38.3 million, respectively.

The aggregate market value of the Company’s short-term and long-term investments in debt and equity securities was $136.6 million and $132.2 million, and the aggregate cost basis was $129.7 million and $126.7 million at March 31, 2010 and December 31, 2009, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The Company recorded gross realized gains resulting from sales of available-for-sale securities of $0.5 million ($0.3 million, net of tax) and $0.6 million ($0.4 million, net of tax) for the three months ended March 31, 2010 and 2009, respectively. The Company recorded gross realized losses resulting from sales of available-for-sale securities of $1.2 million ($0.8 million, net of tax) for the three months ended March 31, 2009. The Company recorded impairment charges of $5.4 million ($3.4 million, net of tax) for the three months ended March 31, 2009 due to other than temporary declines in the value of certain investments. The Company had no such realized losses or impairments for the three months ended March 31, 2010. Unrealized gains in the investment portfolio were $8.8 million and $7.7 million as of March 31, 2010 and December 31, 2009, respectively. Unrealized losses were $1.9 million and $2.2 million as of March 31, 2010 and December 31, 2009, respectively. The portion of unrealized losses which had been in a loss position for more than one year at March 31, 2010 and December 31, 2009 was approximately $0.6 million and $0.7 million, respectively. The aggregate fair value of the investments with unrealized losses totaled $19.2 million and $26.8 million at March 31, 2010 and December 31, 2009, respectively.

Note 11. Long-Term Debt

Long-term debt at March 31, 2010 and December 31, 2009 is summarized in the following table:

(In thousands)	As of March 31, 2010	As of December 31, 2009
Senior secured term loan facility maturing in 2014	$2,577,125	$2,583,750
10.75% /11.50% senior toggle notes maturing in 2015	1,061,000	1,061,000
Revolving credit facility maturing in 2013	—	—
7.10% notes maturing in 2018(1)	64,105	63,624
7.45% notes maturing in 2027(1)	148,553	147,885
7.25% notes maturing in 2038(1)	60,026	59,824
Other	65,969	58,861
Less current portion	(63,098)	(64,395)
Total long-term debt	$3,913,680	$3,910,549

(1)

The increase in the balance from December 31, 2009 to March 31, 2010 reflects the amortization of fair value adjustments related to purchase accounting, which effectively increases the stated coupon interest rates.

The Company had $35.2 million and $70.2 million of accrued interest at March 31, 2010 and December 31, 2009, respectively. Accrued interest is included in Accrued Liabilities — Other on the condensed consolidated statements of financial position.

Note 12. Discontinued Operations

Reported “loss from discontinued operations, net of income taxes” for all periods presented includes the operating results of the sold businesses noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The operating results and financial position of discontinued operations are as follows:

	Three months ended March 31,
(In thousands)	2010	2009
Operating Results:
Operating revenue	$—	$—
Operating loss	(618)	(264)
Interest expense	—	—
Loss from discontinued operations, before income taxes	(618)	(264)
Benefit from income taxes	(241)	(101)
Loss from discontinued operations, net of income taxes	$(377)	$(163)

(In thousands)	As of March 31, 2010	As of December 31, 2009
Financial Position:
Current assets	$22	$42
Total assets	$22	$42
Current liabilities	$2,853	$2,806
Long-term liabilities	4,101	4,145
Total liabilities	$6,954	$6,951

The table below summarizes the activity for the three months ended March 31, 2010 for the remaining liabilities from operations that were disposed of in years prior to 2010. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2009	Cash Payments or Other	(Income)/ Expense	As of March 31, 2010
Remaining liabilities of discontinued operations:
ARS/AMS	$2,921	$(633)	$608	$2,896
LandCare Construction	722	(24)	(8)	690
LandCare utility line clearing business	911	(43)	—	868
Certified Systems, Inc. and other	2,149	108	—	2,257
InStar	248	(23)	18	243
Total liabilities of discontinued operations	$6,951	$(615)	$618	$6,954

Note 13. Income Taxes

At March 31, 2010 and December 31, 2009, the Company had $15.4 million of tax benefits primarily reflected in state tax returns that had not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $6.1 million during the next 12 months.

Note 14. Business Segment Reporting

The business of the Company is conducted through six reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscaping services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other home systems and appliances. The ServiceMaster Clean segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of Merry Maids, which provides house cleaning services. The Other Operations and Headquarters segment also includes The ServiceMaster Acceptance Company Limited Partnership (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

Segment information for continuing operations is presented below.

	Three months ended
	March 31,
(In thousands)	2010	2009
Operating Revenue:
TruGreen LawnCare	$124,082	$134,666
TruGreen LandCare	58,800	66,885
Terminix	270,917	263,161
American Home Shield	133,205	130,868
ServiceMaster Clean	32,262	30,156
Other Operations and Headquarters	20,142	20,191
Total Operating Revenue	$639,408	$645,927
Operating (Loss) Income:(1),(2)
TruGreen LawnCare	$(40,566)	$(19,387)
TruGreen LandCare	1,284	5,696
Terminix	49,901	46,491
American Home Shield	4,920	5,454
ServiceMaster Clean	12,118	11,504
Other Operations and Headquarters	(19,010)	(21,080)
Total Operating Income	$8,647	$28,678

(1)          Presented below is a reconciliation of segment operating income to loss from continuing operations before income taxes.

	Three months ended
	March 31,
(In thousands)	2010	2009
Total Segment Operating Income	$8,647	$28,678
Non-operating expense (income):
Interest expense	72,681	76,666
Interest and net investment (income) loss	(2,502)	4,761
Gain on extinguishment of debt	—	(46,106)
Other expense	171	200
Loss from Continuing Operations before Income Taxes	$(61,703)	$(6,843)

(2)            Includes (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, a branch optimization project at Terminix and information technology outsourcing at Other Operations and Headquarters and (ii) Merger related charges. Presented below is a summary of restructuring and Merger related charges by segment.

	Three months ended
	March 31,
(In thousands)	2010	2009
Restructuring and Merger related charges
TruGreen LawnCare	$3,023	$—
TruGreen LandCare	571	(30)
Terminix	46	3,219
American Home Shield	(127)	39
ServiceMaster Clean	—	—
Other Operations and Headquarters	411	5,549
Total restructuring and Merger related charges	$3,924	$8,777

Note 15. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R, which was subsequently amended, under which CD&R provided the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2.0 million, which was payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align our fee structure with current market rates. Under this agreement, the Company recorded a management fee of $1.6 million for the three months ended March 31, 2010 and $0.5 million for the three months ended March 31, 2009. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were paid to CD&R in the third quarter of 2009. The amended consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $0.3 million for the three months ended March 31, 2010. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were paid to Citigroup, BAS and JPMorgan in the third quarter of 2009.

Between the Merger and March 31, 2010, Holdings has completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $1.7 million for the three months ended March 31, 2010 and 2009 related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $3.5 million and $3.0 million during the three months ended March 31, 2010 and 2009, respectively. Interest accrued by the Company and payable to Holdings as of March 31, 2010 and December 31, 2009 amounted to $1.5 million and $3.2 million, respectively.

Note 16. Newly Issued Accounting Statements and Positions

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition”. This standard amends the criteria for separating consideration received for products or services in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that total arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The Company is currently evaluating the effect of this standard on its condensed consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Accounting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R) made by Statement of Financial Accounting Standards (“SFAS “) 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualifying special-purpose entities. This standard applies prospectively for fiscal years beginning on or after November 15, 2009. The Company applied the provisions of this standard to these condensed consolidated financial statements and there was no material effect from that application.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Level 1 and 2 measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This standard is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company applied the required provisions of this standard to these condensed consolidated financial statements (see Note 17).

Note 17. Fair Value of Financial Instruments

The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss), or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statement of operations if the decline in value is other than temporary. The carrying amount of total debt was $3,976.8 million and $3,974.9 million and the estimated fair value was $3,978.9 million and $3,716.5 million at March 31, 2010 and December 31, 2009, respectively. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2010 and December 31, 2009.

The Company has estimated the fair value of its financial instruments measured at fair value on a recurring basis using the market and income approaches. For investments in marketable securities, deferred compensation trust assets and derivative contracts, which are carried at their fair values, the Company’s fair value estimates incorporate quoted market prices, other observable inputs (for example, forward interest rates) and unobservable inputs (for example, forward commodity prices) at the balance sheet date.

Interest rate swap contracts are valued using forward interest rate curves obtained from third party market data providers.  The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value.  The expected future settlements are determined by comparing the contract interest rate to the expected forward interest rate as of each settlement date and applying the difference between the two rates to the notional amount of debt in the interest rate swap contracts.

Fuel swap contracts are valued using the forward fuel price curves obtained from third party market data providers.  The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value.  The expected future settlements are determined by comparing the contract fuel price to the expected forward fuel price as of each settlement date and applying the difference between the contract and expected prices to the notional gallons in the fuel swap contracts.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value for the periods presented are as follows:

		As of March 31, 2010				As of December 31, 2009
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$10,750	$10,750	$—	$—	$9,985	$9,985
Investments in marketable securities	Marketable securities and Long-term marketable securities	125,869	47,245	78,624	—	122,201	122,201
Fuel swap contracts:
Current	Prepaid expenses and other assets	8,821	—	—	8,821	7,840	7,840
Noncurrent	Other assets	203	—	—	203	—	—
Total financial assets		$145,643	$57,995	$78,624	$9,024	$140,026	$140,026

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$530	$—	$—	$530	$924	$924
Interest rate swap contracts	Other long-term obligations	56,944	—	56,944	—	54,120	54,120
Total financial liabilities		$57,474	$—	$56,944	$530	$55,044	$55,044

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2009	$6,916
Total gains (losses) (realized and unrealized)
Included in earnings(1)	856
Included in other comprehensive income	1,578
Settlements, net	(856)
Balance at March 31, 2010	$8,494

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2008	$(24,924)
Total gains (losses) (realized and unrealized)
Included in earnings(1)	(6,577)
Included in other comprehensive income	3,678
Settlements, net	6,577
Balance at March 31, 2009	$(21,246)

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

The Company has historically hedged a significant portion of its annual fuel consumption of approximately 25 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. Substantially all of the Company’s fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the condensed consolidated statement of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in other comprehensive income. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the condensed consolidated statement of cash flows.

The effect of derivative instruments on the condensed consolidated statement of operations and other comprehensive income for the three months ended March 31, 2010 and 2009, respectively, is presented as follows:

(In thousands)	Effective Portion of Gain (Loss) Recognized in Accumulated Other	Effective Portion of Gain (Loss) Reclassified from Accumulated Other
Derivatives designated as Cash Flow Hedge	Comprehensive Income (Loss)	Comprehensive Income (Loss) into Income	Location of Gain (Loss)
Relationships	Three months ended March 31, 2010		included in Income

Fuel swap contracts	$1,578	$856	Cost of services rendered and products sold
Interest rate swap contracts	$(2,824)	$(13,660)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Location of Gain (Loss)
Relationships	Three months ended March 31, 2009		included in Income

Fuel swap contracts	$3,678	$(6,577)	Cost of services rendered and products sold
Interest rate swap contracts	$3,622	$(11,044)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the three months ended March 31, 2010. As of March 31, 2010, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $48.8 million, maturing through 2011. Under the terms of its fuel swap contracts, the Company is required to post collateral in certain circumstances, including in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of March 31, 2010, the Company had posted $2.5 million in letters of credit as collateral for these contracts, none of which were issued under the Company’s Revolving Credit Facility. As of March 31, 2010, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.43 billion, maturing through 2012.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $21.3 million, net of tax, at March 31, 2010. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$496,945	$159,088	$(16,625)	$639,408

Operating Costs and Expenses:
Cost of services rendered and products sold	—	346,818	72,327	(16,625)	402,520
Selling and administrative expenses	2,263	104,902	76,710	—	183,875
Amortization expense	55	31,423	8,964	—	40,442
Restructuring and Merger related charges	131	3,640	153	—	3,924
Total operating costs and expenses	2,449	486,783	158,154	(16,625)	630,761

Operating (Loss) Income	(2,449)	10,162	934	—	8,647

Non-operating Expense (Income):
Interest expense (income)	49,580	26,215	(3,114)	—	72,681
Interest and net investment loss (income)	651	1,197	(4,350)	—	(2,502)
Other expense	—	—	171	—	171

(Loss) Income from Continuing Operations before Income Taxes	(52,680)	(17,250)	8,227	—	(61,703)
(Benefit) provision for income taxes	(21,617)	(19,939)	12,136	—	(29,420)

(Loss) Income from Continuing Operations	(31,063)	2,689	(3,909)	—	(32,283)
Income (loss) from discontinued operations, net of income taxes	—	221	(598)	—	(377)
Equity in losses of subsidiaries (net of tax)	(1,597)	(4,508)	—	6,105	—
Net Loss	$(32,660)	$(1,598)	$(4,507)	$6,105	$(32,660)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$506,936	$156,284	$(17,293)	$645,927

Operating Costs and Expenses:
Cost of services rendered and products sold	—	342,774	68,919	(17,293)	394,400
Selling and administrative expenses	998	99,157	73,608	—	173,763
Amortization expense	55	31,248	9,006	—	40,309
Restructuring and Merger related charges	294	3,190	5,293	—	8,777
Total operating costs and expenses	1,347	476,369	156,826	(17,293)	617,249

Operating (Loss) Income	(1,347)	30,567	(542)	—	28,678

Non-operating Expense (Income):
Interest expense (income)	76,859	3,201	(3,394)	—	76,666
Interest and net investment loss	1,484	2,075	1,202	—	4,761
Gain on extinguishment of debt	(46,106)	—	—	—	(46,106)
Other expense	—	—	200	—	200

(Loss) Income from Continuing Operations before Income Taxes	(33,584)	25,291	1,450	—	(6,843)
(Benefit) provision for income taxes	(23,206)	15,009	642	—	(7,555)

(Loss) Income from Continuing Operations	(10,378)	10,282	808	—	712
Loss from discontinued operations, net of income taxes	—	—	(163)	—	(163)
Equity in earnings of subsidiaries (net of tax)	10,927	1,399	—	(12,326)	—
Net Income	$549	$11,681	$645	$(12,326)	$549

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of March 31, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$58,843	$17,764	$126,436	$—	$203,043
Marketable securities	—	—	19,566	—	19,566
Receivables	1,233	146,573	389,260	(185,424)	351,642
Inventories	—	80,360	2,474	—	82,834
Prepaid expenses and other assets	23,686	54,955	20,008	—	98,649
Deferred customer acquisition costs	—	37,982	24,106	—	62,088
Deferred taxes	—	24,445	4,253	(2,377)	26,321
Assets of discontinued operations	—	8	14	—	22
Total Current Assets	83,762	362,087	586,117	(187,801)	844,165
Property and Equipment:
At cost	—	276,806	83,901	—	360,707
Less: accumulated depreciation	—	(105,617)	(42,469)	—	(148,086)
Net property and equipment	—	171,189	41,432	—	212,621

Other Assets:
Goodwill	—	2,762,068	364,376	—	3,126,444
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,963,888	785,557	—	2,749,445
Notes receivable	1,982,658	633	43,790	(2,004,056)	23,025
Long-term marketable securities	10,750	—	106,303	—	117,053
Investments in and advances to subsidiaries	3,575,323	1,381,888	—	(4,957,211)	—
Other assets	111,021	3,929	2,292	(87,288)	29,954
Debt issuance costs	63,157	—	—	—	63,157
Total Assets	$5,826,671	$6,645,682	$1,929,867	$(7,236,356)	$7,165,864

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$1,014	$57,831	$35,088	$—	$93,933
Accrued liabilities:
Payroll and related expenses	2,229	36,384	30,890	—	69,503
Self-insured claims and related expenses	—	22,692	62,210	—	84,902
Other	35,097	53,753	46,586	(2,377)	133,059
Deferred revenue	—	201,190	315,490	—	516,680
Liabilities of discontinued operations	—	243	2,610	—	2,853
Current portion of long-term debt	146,060	26,158	76,304	(185,424)	63,098
Total Current Liabilities	184,400	398,251	569,178	(187,801)	964,028

Long-Term Debt	3,905,697	1,997,917	14,122	(2,004,056)	3,913,680

Other Long-Term Liabilities:
Deferred taxes	—	731,051	300,423	(87,288)	944,186
Intercompany payable	498,736	—	44,275	(543,011)	—
Liabilities of discontinued operations	—	—	4,101	—	4,101
Other long-term obligations	81,191	2,047	99,984	—	183,222
Total Other Long-Term Liabilities	579,927	733,098	448,783	(630,299)	1,131,509

Shareholder’s Equity	1,156,647	3,516,416	897,784	(4,414,200)	1,156,647

Total Liabilities and Shareholder’s Equity	$5,826,671	$6,645,682	$1,929,867	$(7,236,356)	$7,165,864

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Audited)

As of December 31, 2009

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$124,674	$15,796	$112,993	$—	$253,463
Marketable securities	—	—	21,120	—	21,120
Receivables	1,162	133,866	424,395	(210,768)	348,655
Inventories	—	74,041	2,551	—	76,592
Prepaid expenses and other assets	7,840	15,239	13,485	—	36,564
Deferred customer acquisition costs	—	13,759	22,311	—	36,070
Deferred taxes	—	22,481	996	(1,882)	21,595
Assets of discontinued operations	—	15	27	—	42
Total Current Assets	133,676	275,197	597,878	(212,650)	794,101
Property and Equipment:
At cost	—	262,223	82,877	—	345,100
Less: accumulated depreciation	—	(94,423)	(38,542)	—	(132,965)
Net property and equipment	—	167,800	44,335	—	212,135

Other Assets:
Goodwill	—	2,755,813	363,941	—	3,119,754
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,992,843	794,394	—	2,787,237
Notes receivable	1,992,857	707	22,783	(1,992,857)	23,490
Long-term marketable securities	9,985	—	101,081	—	111,066
Investments in and advances to subsidiaries	3,586,670	1,392,095	7,934	(4,986,699)	—
Other assets	105,761	3,889	4,292	(82,143)	31,799
Debt issuance costs	66,807	—	—	—	66,807
Total Assets	$5,895,756	$6,588,344	$1,936,638	$(7,274,349)	$7,146,389

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$1,046	$42,325	$30,100	$—	$73,471
Accrued liabilities:
Payroll and related expenses	2,185	33,687	38,513	—	74,385
Self-insured claims and related expenses	—	21,727	65,605	—	87,332
Other	51,391	41,716	65,424	(1,882)	156,649
Deferred revenue	—	138,691	311,055	—	449,746
Liabilities of discontinued operations	—	248	2,558	—	2,806
Current portion of long-term debt	141,230	27,226	106,707	(210,768)	64,395
Total Current Liabilities	195,852	305,620	619,962	(212,650)	908,784

Long-Term Debt	3,889,574	1,999,226	14,606	(1,992,857)	3,910,549

Other Long-Term Liabilities:
Deferred taxes	—	754,531	284,689	(82,143)	957,077
Intercompany payable	545,995	—	—	(545,995)	—
Liabilities of discontinued operations	—	—	4,145	—	4,145
Other long-term obligations	78,004	2,284	99,215	—	179,503
Total Other Long-Term Liabilities	623,999	756,815	388,049	(628,138)	1,140,725

Shareholder’s Equity	1,186,331	3,526,683	914,021	(4,440,704)	1,186,331

Total Liabilities and Shareholder’s Equity	$5,895,756	$6,588,344	$1,936,638	$(7,274,349)	$7,146,389

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$124,674	$15,796	$112,993	$—	$253,463
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(72,701)	36,441	29,835	(23,086)	(29,511)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(7,339)	(1,566)	—	(8,905)
Sale of equipment and other assets	—	510	86	—	596
Acquisition of The ServiceMaster Company	(156)	—	—	—	(156)
Other business acquisitions, net of cash acquired	—	(8,252)	(111)	—	(8,363)
Notes receivable, financial investments and securities, net	—	—	(1,921)	—	(1,921)
Net Cash Used for Investing Activities from Continuing Operations	(156)	(15,081)	(3,512)	—	(18,749)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	10,000	—	10,000
Payments of debt	(6,813)	(4,429)	(290)	—	(11,532)
Debt issuance costs paid	—	—	(30)	—	(30)
Shareholders’ dividends	—	(11,543)	(11,543)	23,086	—
Net intercompany advances	13,839	(3,420)	(10,419)	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	7,026	(19,392)	(12,282)	23,086	(1,562)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(598)	—	(598)
Net Cash Used for Discontinued Operations	—	—	(598)	—	(598)
Cash (Decrease) Increase During the Period	(65,831)	1,968	13,443	—	(50,420)

Cash and Cash Equivalents at End of Period	$58,843	$17,764	$126,436	$—	$203,043

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger Agreement

On March 18, 2007, ServiceMaster entered into the Merger Agreement with Holdings and Acquisition Co., and the Merger was completed on July 24, 2007. Immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, the Equity Sponsors.

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

On July 24, 2008, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into a Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated on November 19, 2009.

Results of Operations

First Quarter 2010 Compared to 2009

The Company reported first quarter 2010 revenue of $639.4 million, a $6.5 million or 1.0 percent decrease compared to 2009. The revenue decrease was driven by the results of our business units as described in “Segment Reviews for the First Quarter 2010 Compared to 2009”.

Operating income was $8.6 million for the first quarter of 2010 compared to $28.7 million for the first quarter of 2009. Loss from continuing operations before income taxes was $61.7 million for the first quarter of 2010 compared to $6.8 million for the first quarter of 2009. The increase in loss from continuing operations before income taxes of $54.9 million reflects the net effect of:

(In millions)
Interest expense(1)	$4.0
Interest and net investment income(2)	7.3
Restructuring and Merger related charges(3)	4.9
Gain on extinguishment of debt(4)	(46.1)
Management fee(5)	(1.4)
Residual value guarantee charge(6)	(5.1)
Segment results(7)	(18.5)
$(54.9)

(1)           Represents a decrease in interest expense as a result of decreases in our weighted average long-term debt balances as compared to the first quarter of 2009.

(2)           As further described in “Operating and Non-Operating Expenses”, represents an increase in interest and net investment income.

(3)           Represents the net effect of (i) an increase in restructuring charges relating to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) a decrease in restructuring charges relating to a branch optimization project at Terminix and information technology outsourcing at Other Operations and Headquarters and (iii) a decrease in Merger related charges.

(4)           Represents the gain on extinguishment of debt recorded in the three months ended March 31, 2009 related to the completion of open market purchases of $89.0 million in face value of the Company’s Permanent Notes. There were no open market purchases of Permanent Notes by the Company in the three months ended March 31, 2010.

(5)           Represents an increase in management and consulting fees payable to certain related parties. A management fee is payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align the fee structure with current market rates. Under this agreement, the Company recorded a management fee of $1.6 million for the three months ended March 31, 2010 and $0.5 million for the three months ended March 31, 2009. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were paid to CD&R in the third quarter of 2009.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each will provide the Company with on-going consulting and management advisory services until June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company will pay annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $0.3 million for the three months ended March 31, 2010. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were paid to Citigroup, BAS and JPMorgan in the third quarter of 2009.

(6)           Represents residual value guarantee charges related to a synthetic lease for operating properties that do not result in additional cash payments to exit the facility at the end of the lease term. In the third quarter of 2009, the Company determined that it was probable that the fair value of certain properties under operating leases would be below the guaranteed residual value at the end of the lease term. The Company’s current estimate of this shortfall is $15.8 million, which will be expensed over the remainder of the lease term. The Company recorded charges of $5.5 million in 2009 and $5.1 million in the first quarter of 2010 related to this shortfall. The remaining $5.2 million will be recorded over the remainder of the lease term, which expires July 24, 2010.

(7)           Represents a net decrease in (loss) income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, gain on extinguishment of debt, restructuring and Merger related charges, residual value guarantee charge and management fee supported by the decline in results at TruGreen LawnCare, TruGreen LandCare, American Home Shield and Other Operations and Headquarters, offset, in part, by improved results at Terminix and ServiceMaster Clean as described in “Segment Reviews for the First Quarter 2010 Compared to 2009”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $402.5 million for the first quarter of 2010 compared to $394.4 million for the first quarter of 2009. As a percentage of revenue, these costs increased to 63.0 percent for the three months ended March 31, 2010 from 61.1 percent for the three months ended March 31, 2009. This primarily reflects decreased labor efficiency at TruGreen LawnCare as a result of weather related production delays, increased frequency of contract claims costs at American Home Shield, increased provisions for certain legal matters at Terminix, and the impact of residual value guarantee charges at TruGreen LawnCare, offset, in part, by favorable termite damage claim trends at Terminix, reduced fertilizer costs at TruGreen LawnCare, and lower vehicle fleet counts and reduced fuel costs throughout the enterprise.

The Company reported selling and administrative expenses of $183.9 million for the first quarter of 2010 compared to $173.8 million for the first quarter of 2009. As a percentage of revenue, these costs increased to 28.8 percent for the three months ended March 31, 2010 from 26.9 percent for the three months ended March 31, 2009. This primarily reflects investments in sales labor at TruGreen LawnCare, increased management fees related to the consulting agreements executed in 2009 and increased provisions for incentive compensation at Other Operations and Headquarters.

Amortization expense was $40.4 million for the first quarter of 2010 compared to $40.3 million for the first quarter of 2009.

Non-operating expense totaled $70.4 million for the first quarter of 2010 compared to $35.5 million for the first quarter of 2009. This change is primarily due to a $46.1 million gain on extinguishment of debt recorded in the first quarter of 2009, offset, in part, by a $4.0 million decrease in interest expense primarily resulting from decreases in our weighted average long-term debt balances, as well as a $7.3 million increase in interest and net investment income. Interest and net investment income (loss) was comprised of the following for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(In thousands)	2010	2009
Realized gains(1)	$1,625	$620
Impairments of securities(2)	—	(5,385)
Deferred compensation trust(3)	437	(701)
Other(4)	440	705
Interest and net investment income (loss)	$2,502	$(4,761)

(1)           Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)           Represents other than temporary declines in the value of certain investments in the American Home Shield investment portfolio.

(3)           Represents investment income (loss) resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within (loss) income from continuing operations before income taxes).

(4)           Represents a portion of the earnings generated by SMAC, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and interest income on other cash balances.

The effective tax rate on (loss) income from continuing operations was a benefit of 47.7 percent for the first quarter of 2010 compared to a benefit of 110.4 percent for the first quarter of 2009. The change in the effective tax rate is primarily due to the release of liability related to federal and state uncertain tax positions reflected in the first quarter of 2009.

Restructuring and Merger Related Charges

The Company incurred restructuring and Merger related charges of $3.9 million and $8.8 million for the three months ended March 31, 2010 and 2009, respectively. Restructuring and Merger related charges were comprised of the following:

	Three months ended March 31,
(In thousands)	2010	2009
TruGreen LawnCare reorganization and restructuring(1)	$3,023	$—
Information technology outsourcing(2)	—	5,274
Terminix branch optimization(3)	46	3,219
Merger related charges(4)	131	294
Other	724	(10)
Total restructuring and Merger related charges	$3,924	$8,777

(1)           Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended March 31, 2010, these costs included consulting fees of $1.9 million and severance, lease termination and other costs of $1.1 million. In connection with the restructuring of branch operations, we expect to incur cash charges through the fourth quarter of 2010 related to, among other things, employee retention, severance costs and consulting fees. Such charges are expected to amount to an additional $6.8 million, pre-tax, and will be recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

(2)           On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM will provide information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the three months ended March 31, 2009, these costs included transition fees paid to IBM of $3.8 million, employee retention and severance costs of $0.9 million and consulting and other costs of $0.6 million.

(3)           Represents restructuring charges related to a branch optimization project. For the three months ended March 31, 2010, these costs included adjustments to lease termination reserves. For the three months ended March 31, 2009, these costs included lease termination costs of $2.9 million and severance costs of $0.3 million.

(4)           Includes legal fees, legal settlements and other costs associated with the Merger.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest revenue generating businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of March 31,
	2010	2009
TruGreen LawnCare—
Growth (Reduction) in Full Program Accounts	3%	(3)%
Customer Retention Rate	70.6%	66.3%
Terminix—
Growth in Pest Control Customers	1%	3%
Pest Control Customer Retention Rate	79.0%	77.9%
Reduction in Termite Customers	(1)%	(1)%
Termite Customer Retention Rate	85.9%	86.3%
American Home Shield—
Growth (Reduction) in Home Service Contracts	3%	(2)%
Customer Retention Rate	64.5%	62.2%

Segment Reviews for the First Quarter 2010 Compared to 2009

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to (loss) income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity. “Adjusted EBITDA” means net income (loss) before net income (loss) from discontinued operations; provision (benefit) for income taxes; other expense; gain on extinguishment of debt; interest expense and interest and net investment loss (income); and depreciation and amortization expense; as well as adding back interest and net investment loss (income) and residual value guarantee charges. “Comparable Operating Performance” is calculated by adding back to Adjusted EBITDA non-cash stock-based compensation expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

The Company believes Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. In addition, the Company excludes residual value guarantee charges that do not result in additional cash payments to exit the facility at the end of the lease term. The Company uses Comparable Operating Performance as a supplemental measure to assess the Company’s performance because it excludes non-cash stock-based compensation expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger. The Company presents Comparable Operating Performance because it believes that it is useful for investors, analysts and other interested parties in their analysis of the Company’s operating results.

The Company believes Comparable Operating Performance, which excludes the impact of purchase accounting and non-cash stock-based compensation expense adjustments, is useful to investors. The exclusion of the impact of these items facilitates a comparison of operating results from periods pre-dating the Merger transaction with the Equity Sponsors with periods subsequent to the Merger. The purchase accounting charges were not present prior to the Merger. In addition, charges relating to non-cash stock-based compensation expense prior to the Merger were computed under different plans and formulas than charges subsequent to the Merger. Moreover, such charges are non-cash and the exclusion of the impact of these items from Comparable Operating Performance allows investors to understand the current period results of operations of the business on a comparable basis with previous periods and, secondarily, gives the investors added insight into cash earnings available to service the Company’s debt. We believe this to be of particular importance to the Company’s public investors, which are debt holders. The Company also believes that the exclusion of the impact of purchase accounting and non-cash stock-based compensation expense may provide an additional means for comparing the Company’s performance to the performance of other companies by eliminating the impact of differently structured equity-based long-term incentive plans (although care must be taken in making any such comparison, as there may be inconsistencies among companies in the manner of computing similarly titled financial measures).

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

•      Other companies in the Company’s industries may calculate Adjusted EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures; and

•      Comparable Operating Performance does not include the impact of purchase accounting and non-cash stock-based compensation expense, the latter exclusion may cause the overall compensation cost of the business to be understated.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended March, 31
(In thousands)	2010	2009
Operating Revenue:
TruGreen LawnCare	$124,082	$134,666
TruGreen LandCare	58,800	66,885
Terminix	270,917	263,161
American Home Shield	133,205	130,868
ServiceMaster Clean	32,262	30,156
Other Operations and Headquarters	20,142	20,191
Total Operating Revenue	$639,408	$645,927
Comparable Operating Performance:
TruGreen LawnCare	$(14,119)	$2,197
TruGreen LandCare	3,906	8,426
Terminix	65,858	62,113
American Home Shield	16,808	10,973
ServiceMaster Clean	14,376	13,530
Other Operations and Headquarters	(12,385)	(15,721)
Total Comparable Operating Performance	$74,444	$81,518

Memo: Items included in Comparable Operating Performance:
Restructuring and Merger related charges(1)	$3,924	$8,777
Management fee(2)	$1,875	$500

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations	$(618)	$(264)

(1)           Represents (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, a branch optimization project at Terminix and information technology outsourcing at Other Operations and Headquarters and (ii) Merger related charges.

(2)           Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

The following table presents reconciliations of operating income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Three Months Ended March 31, 2010
Operating (loss) income(1)	$(40,566)	$1,284	$49,901	$4,920	$12,118	$(19,010)	$8,647
Depreciation and amortization expense	21,928	2,780	16,020	10,263	1,786	3,473	56,250
EBITDA	(18,638)	4,064	65,921	15,183	13,904	(15,537)	64,897
Interest and net investment income (2)	—	—	—	1,625	—	877	2,502
Residual value guarantee charge(3)	4,534	—	—	—	472	117	5,123
Adjusted EBITDA	(14,104)	4,064	65,921	16,808	14,376	(14,543)	72,522
Non-cash stock-based compensation expense	—	—	—	—	—	2,158	2,158
Non-cash credits attributable to purchase accounting(4)	(15)	(158)	(63)	—	—	—	(236)
Comparable Operating Performance	$(14,119)	$3,906	$65,858	$16,808	$14,376	$(12,385)	$74,444
Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges(5)	$3,023	$571	$46	$(127)	$—	$411	$3,924
Management fee(6)	$—	$—	$—	$—	$—	$1,875	$1,875
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$—	$(618)	$(618)

Three Months Ended March 31, 2009
Operating (loss) income(1)	$(19,387)	$5,696	$46,491	$5,454	$11,504	$(21,080)	$28,678
Depreciation and amortization expense	21,613	2,893	15,564	10,403	2,026	3,421	55,920
EBITDA	2,226	8,589	62,055	15,857	13,530	(17,659)	84,598
Interest and net investment (loss) income(2)	—	—	—	(4,765)	—	4	(4,761)
Adjusted EBITDA	2,226	8,589	62,055	11,092	13,530	(17,655)	79,837
Non-cash stock-based compensation expense	—	—	—	—	—	1,934	1,934
Non-cash (credits) charges attributable to purchase accounting(4)	(29)	(163)	58	(119)	—	—	(253)
Comparable Operating Performance	$2,197	$8,426	$62,113	$10,973	$13,530	$(15,721)	$81,518
Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges(5)	$—	$(30)	$3,219	$39	$—	$5,549	$8,777
Management fee(6)	$—	$—	$—	$—	$—	$500	$500
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$—	$(264)	$(264)

(1)                                  Presented below is a reconciliation of total segment operating income to net (loss) income.

	Three months ended March 31,
(In thousands)	2010	2009
Total Segment Operating Income	$8,647	$28,678
Non-operating Expense (Income):
Interest expense	72,681	76,666
Interest and net investment (income) loss	(2,502)	4,761
Gain on extinguishment of debt	—	(46,106)
Other expense	171	200
Loss from Continuing Operations before Income Taxes	(61,703)	(6,843)
Benefit for income taxes	(29,420)	(7,555)
(Loss) Income from Continuing Operations	(32,283)	712
Loss from discontinued operations, net of income taxes	(377)	(163)
Net (Loss) Income	$(32,660)	$549

(2)                                 Interest and net investment income (loss) is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $285.6 million as of March 31, 2010. American Home Shield interest and net investment income (loss) was $1.6 million and ($4.8) million for the first quarter of 2010 and 2009, respectively. The balance of interest and net investment income (loss) primarily relates to (i) a portion of the earnings generated by SMAC, (ii) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within (loss) income from continuing operations before income taxes) and (iii) interest income on other cash balances.

(3)                                 Represents residual value guarantee charges related to a synthetic lease for operating properties that do not result in additional cash payments to exit the facility at the end of the lease term. In the third quarter of 2009, the Company determined that it was probable that the fair value of certain properties under operating leases would be below the guaranteed residual value at the end of the lease term. The Company’s current estimate of this shortfall is $15.8 million, which will be expensed over the remainder of the lease term. The Company recorded charges of $5.5 million in 2009 and $5.1 million in the first quarter of 2010 related to this shortfall. The remaining $5.2 million will be recorded over the remainder of the lease term, which expires July 24, 2010.

(4)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)                                 Represents (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, a branch optimization project at Terminix and information technology outsourcing at Other Operations and Headquarters and (ii) Merger related charges.

(6)                                 Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

(7)                                 There are no adjustments necessary to reconcile operating loss from discontinued operations, the most directly comparable financial measure under GAAP, to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the three months ended March 31, 2010 and 2009.

TruGreen LawnCare Segment

The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported a 7.9 percent decrease in revenue, a 109.2 percent increase in operating loss and a 742.6 percent decline in Comparable Operating Performance for the first quarter of 2010 compared to 2009. The revenue results reflect a 3.3 percent increase in customer counts, which was more than offset by the impact of unfavorable weather conditions, which delayed service delivery in almost all areas of the country. The increase in customer counts was driven by a 430 basis point improvement in the customer retention rate driven by a reduction in the number of cancelled accounts, offset, in part, by a decrease in new unit sales. New unit sales were adversely impacted by the unfavorable weather conditions but such impact was offset, in part, by an increase in new accounts generated in our neighborhood selling channel.  Customer service remains the key focus for TruGreen LawnCare to drive continued improvement in customer retention rates in 2010.

TruGreen LawnCare’s Comparable Operating Performance declined $16.3 million for the first quarter of 2010 compared to 2009, which includes the impact of a $3.0 million increase in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. TruGreen LawnCare’s Comparable Operating Performance also reflects decreased labor efficiency as a result of weather related production delays and investments in sales labor, offset, in part, by lower vehicle fleet counts and reduced fuel and fertilizer costs.

TruGreen LandCare Segment

The TruGreen LandCare segment, which includes landscape maintenance services, reported a 12.1 percent decrease in revenue, a 77.5 percent decrease in operating income and a 53.6 percent decline in Comparable Operating Performance for the first quarter of 2010 compared to 2009. The decline in revenue included a 13.3 percent decline in base contract maintenance revenue and a 17.5 percent decline in enhancement revenue. Revenue trends were primarily impacted by contract cancellations and pricing concessions granted in 2009 to offset the impacts of a difficult economic environment.

TruGreen LandCare’s Comparable Operating Performance declined $4.5 million for the first quarter of 2010 compared to 2009, which includes the impacts of a $0.6 million increase in restructuring charges related to adjustments to lease termination reserves. TruGreen LandCare’s Comparable Operating Performance also reflects improved sales labor management, lower vehicle fleet counts and reduced fuel costs.

Terminix Segment

The Terminix segment, which includes termite and pest control services, reported a 2.9 percent increase in revenue, a 7.3 percent increase in operating income and a 6.0 percent increase in Comparable Operating Performance for the first quarter of 2010 compared to 2009. The segment’s overall revenue results reflected increased sales of products and modest growth in pest control revenues and revenue from termite completions, offset, in part, by a decline in revenue from termite contract renewals. Pest control revenues increased 1.8 percent for the first quarter of 2010 compared to 2009, reflecting an improvement in customer counts and an improvement in price realization. The increase in customer counts was driven by a 110 basis point improvement in customer retention. A 0.6 percent decrease in termite renewal revenues for the first quarter of 2010 compared to 2009 was due to a 40 basis point decline in termite customer retention. Revenue from termite completions increased 1.5 percent for the first quarter of 2010 compared to 2009, due to increased average pricing on new termite treatments and an increase in units sold.

Terminix’s Comparable Operating Performance improved $3.7 million for the first quarter of 2010 compared to 2009, which includes the impact of a $3.2 million decrease in restructuring charges related to a branch optimization program completed in 2009. Terminix’s Comparable Operating Performance also reflects favorable termite damage claim trends and reduced fuel costs, offset, in part, by increased provisions for certain legal matters.

American Home Shield Segment

The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 1.8 percent increase in revenue, a 9.8 percent decrease in operating income and a 53.2 percent improvement in Comparable Operating Performance for the first quarter of 2010 compared to 2009. The increase in revenue reflects an improvement in price realization and an increase in customer counts. The increase in customer counts was driven by an increase in new unit sales and a 230 basis point improvement in customer retention.

American Home Shield’s Comparable Operating Performance increased $5.8 million for the first quarter of 2010 compared to 2009, which includes a $6.4 million increase in interest and net investment income from the American Home Shield investment portfolio (primarily reflecting reductions in impairments of securities). American Home Shield’s Comparable Operating Performance also reflects increased contract claims costs.

ServiceMaster Clean Segment

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration and cleaning services through franchisees primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 7.0 percent increase in revenue, a 5.3 percent increase in operating income and a 6.3 percent improvement in Comparable Operating Performance for the first quarter of 2010 compared to 2009. Trends in revenue reflect an increase in product sales, primarily to franchisees, and an increase in other franchise revenues.

ServiceMaster Clean’s Comparable Operating Performance increased $0.8 million for the first quarter of 2010 compared to 2009, reflecting the impact of increased revenues.

Other Operations and Headquarters Segment

This segment includes the operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported comparable revenue, a 9.8 percent improvement in operating loss and a 21.2 percent improvement in Comparable Operating Performance for the first quarter of 2010 compared to 2009. The Merry Maids operations reported comparable revenue, a 30.0 percent increase in operating income and a 20.9 percent improvement in Comparable Operating Performance for the first quarter of 2010 compared to 2009.

The segment’s Comparable Operating Performance improved $3.3 million for the first quarter of 2010 compared to 2009, which includes the impact of a $5.1 million decrease in restructuring and Merger related charges, offset, in part, by a $1.4 million increase in management fees related to the consulting agreements executed in 2009. Comparable Operating Performance for Merry Maids increased $0.8 million for the first quarter of 2010 compared to 2009, which reflects reduced overhead spending.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
(In thousands)	2010	2009
Operating Loss	$(618)	$(264)
Interest expense	—	—
Loss from discontinued operations, before income taxes	(618)	(264)
Benefit for income taxes	(241)	(101)
Loss from discontinued operations, net of income taxes	$(377)	$(163)

There are no adjustments necessary to reconcile operating loss from discontinued operations to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the three months ended March 31, 2010 and 2009.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash used for operating activities from continuing operations decreased $18.1 million to $29.5 million for the three months ended March 31, 2010 compared to $47.6 million for the three months ended March 31, 2009.

Net cash used for operating activities for the three months ended March 31, 2010 was comprised of a $42.2 million increase in cash required for working capital and $4.0 million in cash payments related to restructuring charges, offset, in part, by $16.7 million in earnings adjusted for non-cash charges. The increase in working capital requirements for the three months ended March 31, 2010 was driven primarily by seasonal activity, incentive compensation payments related to 2009 performance and the timing of interest payments on the Permanent Notes.

Net cash used for operating activities for the three months ended March 31, 2009 was comprised of a $66.0 million increase in cash required for working capital and $4.3 million in cash payments related to restructuring charges, offset, in part, by $22.7 million in earnings adjusted for non-cash charges. The increase in working capital requirements for the three months ended March 31, 2009 was driven primarily by seasonal activity, incentive compensation payments related to 2008 performance, reductions in reserve levels under certain of our self-insurance programs and the timing of interest payments on the Permanent Notes and Term Facilities.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $18.7 million for the three months ended March 31, 2010 compared to $20.1 million for the three months ended March 31, 2009.

Capital expenditures decreased to $8.9 million for the three months ended March 31, 2010 from $18.6 million for the three months ended March 31, 2009 and included vehicle purchases of $2.3 million, recurring capital needs and information technology projects. The Company anticipates that capital expenditures, excluding vehicle fleet purchases, for 2010 will range from $55.0 million to $65.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. The Company’s capital requirement for fleet vehicles for 2010 is expected to range from $50.0 million to $60.0 million. The Company will make net cash payments of $43.2 million in 2010 in connection with exiting certain real estate leases. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions, excluding the Merger, for the three months ended March 31, 2010 totaled $8.4 million, compared with $4.9 million for the three months ended March 31, 2009. Consideration paid for acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its acquisition program at Terminix, TruGreen LawnCare and Merry Maids.

The change in notes receivable, financial investments and securities for the three months ended March 31, 2010 compared to December 31, 2009 reflects a decrease in net sales of certain marketable securities.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $1.6 million for the three months ended March 31, 2010 compared to $47.7 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, the Company had borrowings of $10.0 million and made scheduled principal payments of long-term debt of $11.5 million. During the three months ended March 31, 2009, the Company completed open market purchases of $89.0 million in face value of the Permanent Notes for a cost of $41.0 million, of which $79.0 million in face value for a cost of $36.0 million settled during the quarter. The Company also made scheduled principal payments of long-term debt of $11.5 million during the three months ended March 31, 2009.

Liquidity

The Company is highly leveraged, and a very substantial portion of the Company’s liquidity needs arise from debt service on indebtedness incurred in connection with the Merger and from funding the Company’s operations, working capital and capital expenditures.

The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at March 31, 2010.

Through July 15, 2011, the Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Permanent Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding loans (“PIK Interest”), or 50 percent as Cash Interest and 50 percent as PIK Interest. Interest payable after July 15, 2011 is payable entirely as Cash Interest. All interest payments due through January 2010 were paid entirely as Cash Interest. The Company elected to pay all interest payable in 2010 entirely as Cash Interest.

Cash and short- and long-term marketable securities totaled $339.7 million at March 31, 2010, compared with $385.6 million at December 31, 2009. As of March 31, 2010 and December 31, 2009, $285.6 million and $256.5 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, which could enhance our liquidity.

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At March 31, 2010, the Company’s residual value guarantees related to the leased assets totaled $71.4 million for which the Company has recorded a liability for the estimated fair value of these guarantees of approximately $1.5 million in the condensed consolidated statement of financial position.

The Company maintains lease facilities with banks totaling $65.2 million, which provide for the financing of branch properties to be leased by the Company. At March 31, 2010, approximately $65.2 million was funded under these facilities, including $12.5 million of leases that are accounted for as capital leases and are included on the condensed consolidated statement of financial position as assets with related debt. The balance of the funded amount is accounted for as operating leases. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. This $22.0 million investment is included in other assets in the condensed consolidated statement of financial position. The operating lease and capital lease classifications of these leases did not change as a result of the modifications. No later than 120 days prior to the end of the lease term, the Company was required to exercise one of the following three options related to the leased properties: (1) negotiate an extension to the current leasing arrangement; (2) return the properties to the lessor; or (3) purchase the properties for $65.2 million, the total amount funded under the lease facilities. If the properties were returned to the lessor, the lessor would sell the properties and the Company would be obligated to pay the lessor for any shortfall between the sales proceeds and the amount funded under the lease facilities up to 73 percent of fair market value of the properties at the commencement of the lease pursuant to a residual value guarantee. In March 2010, the Company elected the third option noted above and will purchase the properties for $65.2 million on or before July 24, 2010. The

Company’s $22.0 million investment in the lease facilities will be returned to the Company upon purchase, resulting in a net cash payment of $43.2 million.

In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s current estimate of this shortfall is $15.8 million, which will be expensed over the remainder of the lease term. The Company recorded charges of $5.5 million in 2009 and $5.1 million in the first quarter of 2010 related to this shortfall. The remaining $5.2 million will be recorded over the remainder of the lease term, which expires July 24, 2010.

The Company holds certain financial instruments that are measured at fair value on a recurring basis. The fair values of these instruments are measured using both the market and income approaches. For investments in marketable securities, deferred compensation trust assets and derivative contracts, which are carried at their fair values, the Company’s fair value estimates incorporate quoted market prices, other observable inputs (for example, forward interest rates) and unobservable inputs (for example, forward commodity prices) at the balance sheet date.

Under the terms of its fuel swap contracts, the Company is required to post collateral in certain circumstances, including in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of March 31, 2010, the fair value of the Company’s fuel swap contracts was an asset of $8.5 million, and the Company posted approximately $2.5 million in letters of credit as collateral for these contracts, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement (discussed below). We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of March 31, 2010, the Company had $500.0 million of remaining capacity available under the Revolving Credit Facility and $21.8 million of remaining capacity under the accounts receivable securitization arrangement.

The Company may from time to time repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its condensed consolidated statement of financial position.

Between the Merger and March 31, 2010, Holdings has completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $1.7 million for the three months ended March 31, 2010 and 2009 related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $3.5 million and $3.0 million during the three months ended March 31, 2010 and 2009, respectively. Interest accrued by the Company and payable to Holdings as of March 31, 2010 and December 31, 2009 amounted to $1.5 million and $3.2 million, respectively.

The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix may sell certain eligible trade accounts receivable to Funding, the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests.

During the three months ended March 31, 2010, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of March 31, 2010 and December 31, 2009, the Company had $10.0 million outstanding under the arrangement and, as of March 31, 2010, had approximately $31.8 million of eligible receivables and $21.8 million of remaining capacity available under the trade accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company under this arrangement may be reduced or eliminated. As part of the annual renewal of the facility, which last occurred on July 21, 2009, this Purchaser agreed to continue its participation in the arrangement at least through July 20, 2010.

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of 10 percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $285.6 million as of March 31, 2010, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $220.1 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect throughout 2010, and similar limitations will be re-computed as of December 31, 2010 and will be in effect in 2011. The remainder of the $285.6 million, or $65.5 million, is related to amounts that the Company’s management does not consider readily available to be used to service the Company’s indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 included disclosure of the Company’s contractual obligations and commitments as of December 31, 2009. The Company continues to make the contractually required payments and, therefore, the 2010 obligations and commitments as listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 have been reduced by the required payments. There were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes”, “expects”, “may”, “will”, “shall”, “should”, “would”, “could”, “seek”, “intends”, “plans”, “estimates”, “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs or current expectations concerning, among other things, the degree and timing of economic recovery; our liquidity; cash flows; results of operations; financial condition; prospects; growth strategies; future impairments; capital expenditures and requirements; customer retention; the continuation of tuck-in acquisitions; other acquisitions; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes, and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including the risks and uncertainties discussed in Item 1A—Risk Factors in Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, could cause actual results and outcomes to differ materially from those in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•                  employee retention, labor shortages, including shortages due to immigration legislation, or increases in compensation and benefits costs, including costs related to the comprehensive health care reform law enacted in the first quarter of 2010;

•                  epidemics, pandemics or other public health concerns or crises;

•                  a continuation or change in general economic, financial and credit conditions in the United States and elsewhere (including further deterioration or disruption in the credit and financial markets), especially as such may affect home sales, consumer or business liquidity, bank failures, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, mortgage foreclosures and subprime credit dislocations;

•                  a failure of any insurance company that provides insurance to us;

•                  changes in the type or mix of our service offerings or products;

•                  existing and future governmental regulation and the enforcement thereof, including regulation relating to restricting or banning of telemarketing, door-to-door solicitation, direct mail or other marketing activities, the Termite Inspection Protection Plan, pesticides and/or fertilizers;

•                  laws and regulations relating to financial reform and the use of derivative instruments, including by companies such as ServiceMaster;

•                  the success of and costs associated with restructuring initiatives;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into these contracts for trading or speculative purposes. The market risk associated with debt obligations and other significant instruments as of March 31, 2010 has not materially changed from December 31, 2009 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 25 million gallons of fuel on an annual basis. A 10 percent change in fuel prices would result in a change of approximately $6.4 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2010, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $48.8 million, maturing through 2011. The estimated fair value of these contracts at March 31, 2010 was an asset of $8.5 million. These fuel swap contracts provide a fixed price for approximately 83.7 percent and 6.9 percent of the Company’s estimated fuel usage for the remainder of 2010 and 2011, respectively.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Squires v. The ServiceMaster Company and Clayton, Dubilier & Rice, Inc.

On March 11, 2008, a lawsuit was filed by Vernon Squires, the Company’s former General Counsel, on behalf of himself and a putative class, against the Company and CD&R, in the Chancery Court of Shelby County, Tennessee. The complaint alleges that, in connection with the acquisition of the Company by the Equity Sponsors, the defendants improperly cancelled out-of-the-money stock options that had been previously granted to individuals in connection with certain stock option plans. On March 30, 2010, the Court approved a settlement agreement that calls for the Company to pay monies into a settlement fund that will be used to pay all claims asserted, or arising, from cancellation of the stock options, including claims for attorney fees related thereto. The amount to be paid into the settlement fund is not material to the Company’s financial condition or results of operations.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10	Form of Employee Stock Subscription Agreement under the ServiceMaster Global Holdings, Inc. Stock Incentive Plan related to stock option exercises.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2010

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Steven J. Martin
Steven J. Martin
Senior Vice President and Chief Financial Officer