Form 10-Q
period 2010-06-30
SERVICEMASTER CO
filed 2010-08-16
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At August 16, 2010, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

The ServiceMaster Company is not required to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and is doing so on a voluntary basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three months ended June 30,
	2010	2009
Operating Revenue	$1,003,062	$957,292

Operating Costs and Expenses:
Cost of services rendered and products sold	573,581	553,373
Selling and administrative expenses	263,463	239,929
Amortization expense	40,451	40,401
Goodwill and trade name impairment	46,884	—
Restructuring and Merger related charges	4,167	5,584
Total operating costs and expenses	928,546	839,287

Operating Income	74,516	118,005

Non-operating Expense (Income):
Interest expense	73,169	74,656
Interest and net investment income	(996)	(3,395)
Other expense	176	179

Income from Continuing Operations before Income Taxes	2,167	46,565
(Benefit) Provision for income taxes	(10,482)	24,173

Income from Continuing Operations	12,649	22,392

Loss from discontinued operations, net of income taxes	(205)	(107)
Net Income	$12,444	$22,285

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Six months ended June 30,
	2010	2009
Operating Revenue	$1,642,470	$1,603,219

Operating Costs and Expenses:
Cost of services rendered and products sold	976,101	947,773
Selling and administrative expenses	447,338	413,692
Amortization expense	80,893	80,710
Goodwill and trade name impairment	46,884	—
Restructuring and Merger related charges	8,091	14,361
Total operating costs and expenses	1,559,307	1,456,536

Operating Income	83,163	146,683

Non-operating Expense (Income):
Interest expense	145,850	151,322
Interest and net investment (income) loss	(3,498)	1,366
Gain on extinguishment of debt	—	(46,106)
Other expense	347	379

(Loss) Income from Continuing Operations before Income Taxes	(59,536)	39,722
(Benefit) Provision for income taxes	(39,902)	16,618

(Loss) Income from Continuing Operations	(19,634)	23,104

Loss from discontinued operations, net of income taxes	(582)	(270)
Net (Loss) Income	$(20,216)	$22,834

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position

(In thousands, except share data)

	As of June 30, 2010	As of December 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$289,135	$253,463
Marketable securities	21,197	21,120
Receivables, less allowance of $22,534 and $20,314, respectively	435,093	348,655
Inventories	83,412	76,592
Prepaid expenses and other assets	106,184	36,564
Deferred customer acquisition costs	61,739	36,070
Deferred taxes	24,370	21,595
Assets of discontinued operations	16	42
Total Current Assets	1,021,146	794,101
Property and Equipment:
At cost	388,424	345,100
Less: accumulated depreciation	(164,665)	(132,965)
Net property and equipment	223,759	212,135

Other Assets:
Goodwill	3,088,340	3,119,754
Intangible assets, primarily trade names, service marks and trademarks, net	2,707,761	2,787,237
Notes receivable	24,839	23,490
Long-term marketable securities	112,017	111,066
Other assets	29,136	31,799
Debt issuance costs	59,504	66,807
Total Assets	$7,266,502	$7,146,389

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$126,541	$73,471
Accrued liabilities:
Payroll and related expenses	89,843	74,385
Self-insured claims and related expenses	93,922	87,332
Other	186,077	156,649
Deferred revenue	520,547	449,746
Liabilities of discontinued operations	2,736	2,806
Current portion of long-term debt	62,137	64,395
Total Current Liabilities	1,081,803	908,784

Long-Term Debt	3,907,466	3,910,549

Other Long-Term Liabilities:
Deferred taxes	933,226	957,077
Liabilities of discontinued operations	4,080	4,145
Other long-term obligations	175,620	179,503
Total Other Long-Term Liabilities	1,112,926	1,140,725

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,450,868	1,446,529
Retained deficit	(256,640)	(236,424)
Accumulated other comprehensive loss	(29,921)	(23,774)
Total Shareholder’s Equity	1,164,307	1,186,331
Total Liabilities and Shareholder’s Equity	$7,266,502	$7,146,389

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2010	2009
Cash and Cash Equivalents at Beginning of Period	$253,463	$405,587

Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(20,216)	22,834
Adjustments to reconcile net income to net cash provided from operating activities:
Loss from discontinued operations	582	270
Depreciation expense	33,300	32,550
Amortization expense	80,893	80,710
Amortization of debt issuance costs	7,333	9,263
Gain on extinguishment of debt	—	(46,106)
Deferred income tax provision	(21,193)	11,480
Stock-based compensation expense	4,339	3,901
Goodwill and trade name impairment	46,884	—
Restructuring and Merger related charges	8,091	14,361
Cash payments related to restructuring charges	(7,939)	(9,955)
Change in working capital, net of acquisitions:
Current income taxes	(30,064)	5,202
Receivables	(88,673)	(52,050)
Inventories and other current assets	(76,831)	(59,565)
Accounts payable	50,115	22,425
Deferred revenue	69,462	46,003
Accrued liabilities	44,882	(17,757)
Other, net	4,959	7,663
Net Cash Provided from Operating Activities from Continuing Operations	105,924	71,229

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(40,385)	(38,893)
Sale of equipment and other assets	1,088	1,955
Acquisition of The ServiceMaster Company	(2,164)	(1,119)
Other business acquisitions, net of cash acquired	(14,753)	(7,268)
Notes receivable, financial investments and securities, net	(898)	3,968
Net Cash Used for Investing Activities from Continuing Operations	(57,112)	(41,357)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	10,000	—
Payments of debt	(22,062)	(64,807)
Debt issuance costs paid	(30)	(369)
Net Cash Used for Financing Activities from Continuing Operations	(12,092)	(65,176)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(1,048)	(1,209)
Cash used for investing activities	—	(914)
Net Cash Used for Discontinued Operations	(1,048)	(2,123)

Cash Increase (Decrease) During the Period	35,672	(37,427)

Cash and Cash Equivalents at End of Period	$289,135	$368,160

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

On July 24, 2007 (the “Closing Date”), the Merger was completed, and, immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, Inc. (now operated as Clayton, Dublier & Rice, LLC, “CD&R”), Citigroup Private Equity LP (together with its affiliate, Citigroup Alternative Investments LLC, “Citigroup”), BAS Capital Funding Corporation (“BAS”) and J.P. Morgan Ventures Corporation (“JP Morgan”) (collectively, the “Equity Sponsors”).

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

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 10.75%/11.50% senior toggle notes maturing in 2015 (the “Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which ServiceMaster filed with the Securities and Exchange Commission (“SEC”) a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated, on November 19, 2009.

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

The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were $16.3 million and $31.6 million for the three and six months ended June 30, 2010, respectively, and $13.8 million and $29.6 million for the three and six months ended June 30, 2009, respectively. Consolidated operating income from continuing operations was $74.5 million and $83.2 million for the three and six months ended June 30, 2010, respectively, and $118.0 million and $146.7 million for the three and six months ended June 30, 2009, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $520.5 million and $449.7 million of deferred revenue at June 30, 2010 and December 31, 2009, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

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

The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 presented the significant areas that require the use of management’s estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities, as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Note 3. Restructuring and Merger Related Charges

The Company incurred restructuring and Merger related charges of $4.2 million ($2.6 million, net of tax) and $8.1 million ($5.0 million, net of tax) for the three and six months ended June 30, 2010, respectively, and $5.6 million ($3.4 million, net of tax) and $14.4 million ($8.8 million, net of tax) for the three and six months ended June 30, 2009, respectively. Restructuring and Merger related charges were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
TruGreen LawnCare reorganization and restructuring(1)	$2,939	$—	$5,962	$—
Information technology outsourcing(2)	—	4,187	—	9,461
Terminix branch optimization(3)	—	—	—	3,219
Merger related charges(4)	1,005	1,154	1,136	1,448
Other	223	243	993	233
Total restructuring and Merger related charges	$4,167	$5,584	$8,091	$14,361

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended June 30, 2010, these costs included consulting fees of $1.9 million and severance, lease termination and other costs of $1.0 million. For the six months ended June 30, 2010, these costs included consulting fees of $3.8 million and severance, lease termination and other costs of $2.2 million.

(2)                                  On December 11, 2008, the Company entered into an agreement with International Business Machines Corporation (“IBM”) pursuant to which IBM provides information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the three months ended June 30, 2009, these costs included transition fees paid to IBM of $3.4 million, employee retention and severance costs of $0.4 million and consulting and other costs of $0.4 million. For the six months ended June 30, 2009, these costs included transition fees paid to IBM of $7.2 million, employee retention and severance costs of $1.3 million and consulting and other costs of $1.0 million.

(3)                                  Represents restructuring charges (credits) related to a branch optimization project. For the six months ended June 30, 2009, these costs included lease termination costs of $2.8 million and severance costs of $0.4 million.

(4)                                  Includes severance, retention, legal fees and other costs associated with the Merger.

The pretax charges discussed above are reported in the “Restructuring and Merger related charges” line in the condensed consolidated statement of operations.

A reconciliation of the beginning and ending balances of accrued restructuring and Merger related charges is presented as follows:

(In thousands)	Accrued Restructuring and Merger Related Charges
Balance at December 31, 2009	$12,083
Costs incurred	8,091
Costs paid or otherwise settled	(14,700)
Balance at June 30, 2010	$5,474

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At June 30, 2010, the Company’s residual value guarantees related to the leased assets totaled $65.1 million for which the Company has recorded a liability for the estimated fair value of these guarantees of approximately $1.4 million in the condensed consolidated statement of financial position.

The Company maintained lease facilities with banks totaling $65.2 million, which provided for the financing of branch properties to be leased by the Company. At June 30, 2010, approximately $65.2 million was funded under these facilities, including $12.5 million of leases that were accounted for as capital leases and were included on the condensed consolidated statement of financial position as assets with related debt. The balance of the funded amount was accounted for as operating leases. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. This $22.0 million investment was included in other assets in the condensed consolidated statement of financial position. The operating lease and capital lease classifications of these leases did not change as a result of the modifications. In July 2010, the Company purchased the properties for $65.2 million. The Company’s $22.0 million investment in the lease facilities was returned to the Company upon purchase, resulting in a net cash payment of $43.2 million.

In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $5.5 million in 2009 and $3.9 million and $9.1 million in the three and six months ended June 30, 2010, respectively, related to this shortfall. The remaining $1.3 million was recorded in July 2010.

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance policies from third party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. As of June 30, 2010 and December 31, 2009, the Company had accrued self-insured claims of $129.3 million and $131.3 million, respectively, which are included in Accrued Liabilities — self-insured claims and related expenses and other long-term obligations on the condensed consolidated statements of financial position. During the six months ended June 30, 2010 and 2009, the Company recorded provisions for uninsured claims totaling $18.7 million and $18.3 million, respectively, and the Company paid claims totaling $20.7 million and $21.7 million, respectively. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective and class action basis, regulatory, insured and uninsured employment, general, and commercial liability actions and environmental proceedings. Additionally, the Company has entered into settlement agreements in certain cases, including putative class actions, which are subject to court approval. If one or more of these settlements are not finally approved, the Company could have additional or different exposure. The enactment of new federal or state legislation or the promulgation of new regulation or interpretation at any level of government may also expose the Company to potential new liabilities or costs, or may require the Company to modify its business model or business practices. At this time, the Company does not expect any of these proceedings or changes in law to have a material effect on its financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings may not be material to its financial position, results of operations and cash flows for any period in which costs, if any, are recognized.

Note 5. Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. The results for the three and six months ended June 30, 2010 include a non-cash impairment charge of $46.9 million to reduce the carrying value of goodwill and trade names as a result of the Company’s interim impairment testing of goodwill and indefinite-lived intangible assets.

Based on the results of operations at TruGreen LandCare in the first six months of 2010 and the revised outlook for the remainder of 2010, the Company has concluded there was an impairment indicator requiring the performance of an interim goodwill impairment test for the TruGreen LandCare reporting unit as of June 30, 2010. The first step of the goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determined the fair value of the TruGreen LandCare reporting unit using a combination of a discounted cash flow analysis, a market-based comparable approach and a market-based transaction approach. Based on the results of the step one analysis, the Company determined that the carrying value of the TruGreen LandCare reporting unit exceeded its fair value, indicating that goodwill was potentially impaired. As a result, the Company completed the second step of the goodwill impairment test which involves calculating the implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The Company determined that the implied fair value of goodwill was less that the carrying value for TruGreen LandCare by $43.0 million, which was recorded as a goodwill impairment charge in the second quarter of 2010. As of June 30, 2010, there was no remaining goodwill at TruGreen LandCare.

As a result of the aforementioned goodwill impairment indicators and in accordance with applicable accounting standards, the Company performed an impairment analysis on its indefinite lived intangible asset related to TruGreen LandCare’s trade name to determine the fair value as of June 30, 2010. Based on the lower projected cash flows for TruGreen LandCare as discussed above, the Company determined the fair value attributable to the indefinite lived intangible asset was less than the carrying value for TruGreen LandCare by $3.9 million, which was recorded as a trade name impairment in the second quarter of 2010.

The Company determined that there were no impairment indicators for the goodwill or other indefinite lived intangible assets of any reporting units other than TruGreen LandCare as of June 30, 2010.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance at Dec. 31, 2009	$1,178,436	$43,901	$1,361,698	$348,010	$135,713	$51,996	$3,119,754
Impairment charge	—	(42,984)	—	—	—	—	(42,984)
Acquisitions	4,430	—	8,419	—	—	504	13,353
Other(1)	(298)	(917)	(324)	(123)	(74)	(47)	(1,783)
Balance at Jun. 30, 2010	$1,182,568	$—	$1,369,793	$347,887	$135,639	$52,453	$3,088,340

(1)                                 Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

The accumulated impairment losses as of June 30, 2010 were $43.0 million associated with our TruGreen LandCare segment. There were no accumulated impairment losses as of December 31, 2009.

The table below summarizes the other intangible asset balances for continuing operations:

	As of June 30, 2010			As of December 31, 2009
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,376,200	$—	$2,376,200	$2,380,100	$—	$2,380,100
Customer relationships	674,898	(425,086)	249,812	669,581	(352,605)	316,976
Franchise agreements	88,000	(30,845)	57,155	88,000	(26,418)	61,582
Other	49,630	(25,036)	24,594	49,630	(21,051)	28,579
Total	$3,188,728	$(480,967)	$2,707,761	$3,187,311	$(400,074)	$2,787,237

(1)                                 Not subject to amortization.

Note 6. Stock-Based Compensation

For the three and six months ended June 30, 2010, the Company recognized stock-based compensation expense of $2.2 million ($1.3 million, net of tax) and $4.3 million ($2.6 million, net of tax), respectively. For the three and six months ended June 30, 2009, the Company recognized stock-based compensation expense of $2.0 million ($1.2 million, net of tax) and $3.9 million ($2.3 million, net of tax), respectively. As of June 30, 2010, there was $15.5 million of total unrecognized compensation cost related to non-vested stock options granted by Holdings under the ServiceMaster Global Holdings, Inc. Stock Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.0 years.

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statement of cash flows for the six months ended June 30, 2010 and 2009 is presented in the following table:

	Six months ended June 30,
(In thousands)	2010	2009
Cash paid for or (received from):
Interest expense	$136,540	$162,652
Interest and dividend income	(2,790)	(3,626)
Income taxes, net of refunds	10,127	195

Note 8. Comprehensive Income

Total comprehensive income (loss) was $5.5 million and ($26.4) million for the three and six months ended June 30, 2010 and $41.7 million and $41.7 million for the three and six months ended June 30, 2009, respectively. Total comprehensive income primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation.

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

During the six months ended June 30, 2010, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of June 30, 2010 and December 31, 2009, the Company had $10.0 million outstanding under the arrangement and, as of June 30, 2010, had $40.0 million of remaining capacity available under the trade accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company under this agreement may be reduced or eliminated. As part of the annual renewal of the facility, which last occurred on July 20, 2010, this Purchaser agreed to continue its participation in the arrangement at least through July 19, 2011.

The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in the condensed consolidated financial statements. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the third party Purchaser’s pooled commercial paper rate (0.42% at June 30, 2010). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012, the final termination date of the arrangement.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in the condensed consolidated statement of financial position caption “Cash and cash equivalents”. As of June 30, 2010 and December 31, 2009, the Company’s investments consist primarily of domestic publicly traded debt and certificates of deposit totaling $98.3 million and $93.9 million, respectively, and common equity securities of $34.9 million and $38.3 million, respectively.

The aggregate market value of the Company’s short-term and long-term investments in debt and equity securities was $133.2 million and $132.2 million, and the aggregate cost basis was $128.2 million and $126.7 million at June 30, 2010 and December 31, 2009, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The Company recorded gross realized gains resulting from sales of available-for-sale securities of $0.6 million ($0.4 million, net of tax) and $1.1 million ($0.7 million, net of tax) for the three and six months ended June 30, 2010, respectively, and $1.0 million ($0.6 million, net of tax) and $1.6 million ($1.0 million, net of tax) for the three and six months ended June 30, 2009, respectively. The Company recorded gross realized losses resulting from sales of available-for-sale securities of $0.1 million ($0.1 million, net of tax) and $0.1 million ($0.1 million, net of tax) for the three and six months ended June 30, 2010, respectively, and $0.2 million ($0.1 million, net of tax) and $1.4 million ($0.9 million, net of tax) for the three and six months ended June 30, 2009, respectively. The Company recorded impairment charges of $0.5 million ($0.3 million, net of tax) and $5.9 million ($3.7 million, net of tax) for the three and six months ended June 30, 2009, respectively, due to other than temporary declines in the value of certain investments. The Company had no such impairments for the three and six months ended June 30, 2010. Unrealized gains in the investment portfolio were $7.8 million and $7.7 million as of June 30, 2010 and December 31, 2009, respectively. Unrealized losses were $2.8 million and $2.2 million as of June 30, 2010 and December 31, 2009, respectively. The portion of unrealized losses which had been in a loss position for more than one year at June 30, 2010 and December 31, 2009 was approximately $0.5 million and $0.7 million, respectively. The aggregate fair value of the investments with unrealized losses totaled $13.4 million and $26.8 million at June 30, 2010 and December 31, 2009, respectively.

Note 11. Long-Term Debt

Long-term debt at June 30, 2010 and December 31, 2009 is summarized in the following table:

(In thousands)	As of June 30, 2010	As of December 31, 2009
Senior secured term loan facility maturing in 2014	$2,570,500	$2,583,750
10.75% /11.50% senior toggle notes maturing in 2015	1,061,000	1,061,000
Revolving credit facility maturing in 2013	—	—
7.10% notes maturing in 2018(1)	64,587	63,624
7.45% notes maturing in 2027(1)	149,220	147,885
7.25% notes maturing in 2038(1)	60,228	59,824
Other	64,068	58,861
Less current portion	(62,137)	(64,395)
Total long-term debt	$3,907,466	$3,910,549

(1)          The increase in the balance from December 31, 2009 to June 30, 2010 reflects the amortization of fair value adjustments related to purchase accounting, which effectively increases the stated coupon interest rates.

The Company had $70.1 million and $70.2 million of accrued interest at June 30, 2010 and December 31, 2009, respectively. Accrued interest is included in Accrued Liabilities — Other on the condensed consolidated statements of financial position.

In June 2010, the Company entered into two, two-year interest rate swap agreements effective March 3, 2011. The total notional amount of the agreements was $250.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 1.70% on the $250.0 million notional amount and the Company will receive a floating rate of interest (based on the one month LIBOR) on the notional amount. Therefore, during the term of the swap agreements, the effective interest rate for $250.0 million of the term loans will be fixed at a rate of 1.70% plus the incremental borrowing margin described in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In June 2010, the Company entered into two, two-year interest rate swap agreements effective September 1, 2011. The total notional amount of the agreements was $200.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 2.22% on the $200.0 million notional amount and the Company will receive a floating rate of interest (based on the one month LIBOR) on the notional amount. Therefore, during the term of the swap agreements, the effective interest rate for $200.0 million of the term loans will be fixed at a rate of 2.22% plus the incremental borrowing margin described in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note 12. Discontinued Operations

Reported “loss from discontinued operations, net of income taxes” for all periods presented includes the operating results of the sold businesses noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The operating results and financial position of discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Operating Results:
Operating revenue	$—	$56	$—	$56
Operating loss	(326)	(177)	(944)	(441)
Loss from discontinued operations, before income taxes	(326)	(177)	(944)	(441)
Benefit from income taxes	(121)	(70)	(362)	(171)
Loss from discontinued operations, net of income taxes	$(205)	$(107)	$(582)	$(270)

(In thousands)	As of June 30, 2010	As of December 31, 2009
Financial Position:
Current assets	$16	$42
Total assets	$16	$42
Current liabilities	$2,736	$2,806
Long-term liabilities	4,080	4,145
Total liabilities	$6,816	$6,951

The table below summarizes the activity for the six months ended June 30, 2010 for the remaining liabilities from operations that were disposed of in years prior to 2010. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2009	Cash Payments or Other	Expense	As of June 30, 2010
Remaining liabilities of discontinued operations:
ARS/AMS	$2,921	$(485)	$658	$3,094
LandCare Construction	722	(65)	8	665
LandCare utility line clearing business	911	(75)	—	836
Certified Systems, Inc. and other	2,149	(167)	—	1,982
InStar	248	(38)	29	239
Total liabilities of discontinued operations	$6,951	$(830)	$695	$6,816

Note 13. Income Taxes

At June 30, 2010 and December 31, 2009, the Company had $15.6 million of tax benefits primarily reflected in state tax returns that had not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $9.8 million during the next 12 months.

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

In the second quarter of 2010, the Company revised its methodology for the allocation of general corporate overhead expenses to each reportable segment. The portion of general corporate support services previously allocated to each reportable segment are now reflected in the Other Operations and Headquarters segment. Under the revised method, allocations are limited to corporate support services incurred directly on behalf of each reportable segment. The operating income presented below for each reportable segment has been revised to reflect the new allocation methodology for all periods presented. The revision to the allocation methodology had no impact on reported operating revenue for each reportable segment or total operating income.

Segment information for continuing operations is presented below.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Operating Revenue:
TruGreen LawnCare	$378,642	$348,403	$502,724	$483,069
TruGreen LandCare	63,463	69,433	122,263	136,318
Terminix	323,393	307,375	594,310	570,536
American Home Shield	183,792	179,823	316,997	310,691
ServiceMaster Clean	32,034	30,581	64,296	60,737
Other Operations and Headquarters	21,738	21,677	41,880	41,868
Total Operating Revenue	$1,003,062	$957,292	$1,642,470	$1,603,219
Operating Income (Loss):(1),(2),(3)
TruGreen LawnCare	$52,606	$41,055	$13,518	$24,009
TruGreen LandCare	(50,572)	591	(47,229)	8,631
Terminix	68,755	65,381	121,735	115,288
American Home Shield	21,360	28,750	28,468	36,144
ServiceMaster Clean	12,572	12,139	25,244	24,124
Other Operations and Headquarters	(30,205)	(29,911)	(58,573)	(61,513)
Total Operating Income	$74,516	$118,005	$83,163	$146,683

(1)          Presented below is a reconciliation of segment operating income to income (loss) from continuing operations before income taxes.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Total Segment Operating Income	$74,516	$118,005	$83,163	$146,683
Non-operating expense (income):
Interest expense	73,169	74,656	145,850	151,322
Interest and net investment (income) loss	(996)	(3,395)	(3,498)	1,366
Gain on extinguishment of debt	—	—	—	(46,106)
Other expense	176	179	347	379
Income (Loss) from Continuing Operations before Income Taxes	$2,167	$46,565	$(59,536)	$39,722

(2)            As described in Note 5, includes a non-cash impairment charge of $46.9 million recorded in the second quarter of 2010 to reduce the carrying value of goodwill and trade names at TruGreen LandCare as a result of the Company’s interim impairment test of goodwill and indefinite-lived intangible assets.

(3)            Includes (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, a branch optimization project at Terminix and information technology outsourcing at Other Operations and Headquarters and (ii) Merger related charges. Presented below is a summary of restructuring and Merger related charges (credits) by segment.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Restructuring and Merger related charges:
TruGreen LawnCare	$2,939	$—	$5,962	$—
TruGreen LandCare	87	(21)	658	(51)
Terminix	32	(69)	78	3,151
American Home Shield	—	36	(127)	75
ServiceMaster Clean	—	—	—	—
Other Operations and Headquarters	1,109	5,638	1,520	11,186
Total restructuring and Merger related charges	$4,167	$5,584	$8,091	$14,361

Note 15. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R, which was subsequently amended, under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2.0 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align our fee structure with current market rates. Under this agreement, the Company recorded a management fee of $1.6 million and $3.2 million for the three and six months ended June 30, 2010, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were recorded and paid to CD&R in the third quarter of 2009. The amended consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company pays annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $0.3 million and $0.6 million for the three and six months ended June 30, 2010, respectively. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were recorded and paid to Citigroup, BAS and JPMorgan in the third quarter of 2009.

Between the Merger and June 30, 2010, Holdings has completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $3.5 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively, related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $3.5 million and $3.0 million during the six months ended June 30, 2010 and 2009, respectively. Interest accrued by the Company and payable to Holdings as of June 30, 2010 and December 31, 2009 amounted to $3.2 million.

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

In December 2009, the FASB issued ASU 2009-17, “Accounting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R) made by Statement of Financial Accounting Standards (“SFAS “) 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualifying special-purpose entities. This standard applies prospectively for fiscal years beginning on or after November 15, 2009. The Company adopted the required provisions of this standard during the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Level 1 and 2 measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This standard is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company applied the required provisions of this standard on the Company’s condensed consolidated financial statements during the first quarter of 2010 (see Note 17).

Note 17. Fair Value of Financial Instruments

The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss), or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statement of operations if the decline in value is other than temporary. The carrying amount of total debt was $3,969.6 million and $3,974.9 million and the estimated fair value was $3,900.6 million and $3,716.5 million at June 30, 2010 and December 31, 2009, respectively. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2010 and December 31, 2009.

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

Fuel swap contracts are valued using forward fuel price curves obtained from third party market data providers. The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract fuel price to the expected forward fuel price as of each settlement date and applying the difference between the contract and expected prices to the notional gallons in the fuel swap contracts.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value for the periods presented are as follows:

		As of June 30, 2010				As of December 31, 2009
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$9,017	$9,017	$—	$—	$9,985	$9,985
Investments in marketable securities	Marketable securities and Long-term marketable securities	124,198	43,956	80,242	—	122,201	122,201
Fuel swap contracts:
Current	Prepaid expenses and other assets	4,087	—	—	4,087	7,840	7,840
Noncurrent	Other assets	152	—	—	152	—	—
Total financial assets		$137,454	$52,973	$80,242	$4,239	$140,026	$140,026

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$1,438	$—	$—	$1,438	$924	$924
Noncurrent	Other long-term obligations	829	—	—	829	—	—
Interest rate swap contracts	Other long-term obligations	58,390	—	58,390	—	54,120	54,120
Total financial liabilities		$60,657	$—	$58,390	$2,267	$55,044	$55,044

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2009	$6,916
Total gains (losses) (realized and unrealized)
Included in earnings(1)	2,784
Included in other comprehensive income	(4,944)
Settlements, net	(2,784)
Balance at June 30, 2010	$1,972

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2008	$(24,924)
Total gains (losses) (realized and unrealized)
Included in earnings(1)	(14,781)
Included in other comprehensive income	20,157
Settlements, net	14,781
Balance at June 30, 2009	$(4,767)

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

The effect of derivative instruments on the condensed consolidated statement of operations and other comprehensive income for the six months ended June 30, 2010 and 2009, respectively, is presented as follows:

(In thousands)	Effective Portion of Gain (Loss) Recognized in Accumulated Other	Effective Portion of Gain (Loss) Reclassified from Accumulated Other
Derivatives designated as Cash Flow Hedge	Comprehensive Income (Loss)	Comprehensive Income (Loss) into Income	Location of Gain (Loss)
Relationships	Six months ended June 30, 2010		included in Income

Fuel swap contracts	$(4,944)	$2,784	Cost of services rendered and products sold
Interest rate swap contracts	$(4,270)	$(27,216)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Location of Gain (Loss)
Relationships	Six months ended June 30, 2009		included in Income

Fuel swap contracts	$20,157	$(14,781)	Cost of services rendered and products sold
Interest rate swap contracts	$2,553	$(23,389)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the six months ended June 30, 2010. As of June 30, 2010, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $75.1 million, maturing through 2011. Under the terms of its fuel swap contracts, the Company is required to post collateral in certain circumstances, including in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of June 30, 2010, the Company had posted $5.0 million in letters of credit as collateral for these contracts, none of which were issued under the Company’s Revolving Credit Facility. As of June 30, 2010, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.43 billion, maturing through 2012.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $21.3 million, net of tax, at June 30, 2010. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$798,804	$223,052	$(18,794)	$1,003,062

Operating Costs and Expenses:
Cost of services rendered and products sold	—	487,251	105,124	(18,794)	573,581
Selling and administrative expenses	2,277	164,280	96,906	—	263,463
Amortization expense	56	31,429	8,966	—	40,451
Goodwill and trade name impairment	—	46,884	—	—	46,884
Restructuring and Merger related charges	1,005	3,058	104	—	4,167
Total operating costs and expenses	3,338	732,902	211,100	(18,794)	928,546

Operating (Loss) Income	(3,338)	65,902	11,952	—	74,516

Non-operating Expense (Income):
Interest expense (income)	50,486	25,970	(3,287)	—	73,169
Interest and net investment loss (income)	1,518	1,545	(4,059)	—	(996)
Other expense	—	—	176	—	176

(Loss) Income from Continuing Operations before Income Taxes	(55,342)	38,387	19,122	—	2,167
(Benefit) provision for income taxes	(30,825)	3,931	16,412	—	(10,482)

(Loss) Income from Continuing Operations	(24,517)	34,456	2,710	—	12,649
Income (loss) from discontinued operations, net of income taxes	—	114	(319)	—	(205)
Equity in losses of subsidiaries (net of tax)	36,961	(9,092)	—	(27,869)	—
Net Loss	$12,444	$25,478	$2,391	$(27,869)	$12,444

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$758,031	$218,407	$(19,146)	$957,292

Operating Costs and Expenses:
Cost of services rendered and products sold	—	472,335	100,184	(19,146)	553,373
Selling and administrative expenses	1,009	161,166	77,754	—	239,929
Amortization expense	55	31,353	8,993	—	40,401
Restructuring and Merger related charges	1,154	(90)	4,520	—	5,584
Total operating costs and expenses	2,218	664,764	191,451	(19,146)	839,287

Operating (Loss) Income	(2,218)	93,267	26,956	—	118,005

Non-operating Expense (Income):
Interest expense (income)	84,241	(6,682)	(2,903)	—	74,656
Interest and net investment (income) loss	(321)	2,357	(5,431)	—	(3,395)
Other expense	—	—	179	—	179

(Loss) Income from Continuing Operations before Income Taxes	(86,138)	97,592	35,111	—	46,565
(Benefit) provision for income taxes	(33,862)	9,638	48,397	—	24,173

(Loss) Income from Continuing Operations	(52,276)	87,954	(13,286)	—	22,392
Loss from discontinued operations, net of income taxes	—	—	(107)	—	(107)
Equity in earnings of subsidiaries (net of tax)	74,561	(17,283)	—	(57,278)	—
Net Income (Loss)	$22,285	$70,671	$(13,393)	$(57,278)	$22,285

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,295,749	$382,140	$(35,419)	$1,642,470

Operating Costs and Expenses:
Cost of services rendered and products sold	—	834,069	177,451	(35,419)	976,101
Selling and administrative expenses	4,540	261,647	181,151	—	447,338
Amortization expense	111	62,852	17,930	—	80,893
Goodwill and trade name impairment	—	46,884	—	—	46,884
Restructuring and Merger related charges	1,136	6,698	257	—	8,091
Total operating costs and expenses	5,787	1,212,150	376,789	(35,419)	1,559,307

Operating (Loss) Income	(5,787)	83,599	5,351	—	83,163

Non-operating Expense (Income):
Interest expense (income)	100,066	52,185	(6,401)	—	145,850
Interest and net investment loss (income)	2,169	2,742	(8,409)	—	(3,498)
Other expense	—	—	347	—	347

(Loss) Income from Continuing Operations before Income Taxes	(108,022)	28,672	19,814	—	(59,536)
(Benefit) provision for income taxes	(52,442)	(16,008)	28,548	—	(39,902)

(Loss) Income from Continuing Operations	(55,580)	44,680	(8,734)	—	(19,634)
Income (loss) from discontinued operations, net of income taxes	—	335	(917)	—	(582)
Equity in losses of subsidiaries (net of tax)	35,364	(13,585)	—	(21,779)	—
Net Loss	$(20,216)	$31,430	$(9,651)	$(21,779)	$(20,216)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,264,967	$374,691	$(36,439)	$1,603,219

Operating Costs and Expenses:
Cost of services rendered and products sold	—	815,109	169,103	(36,439)	947,773
Selling and administrative expenses	2,007	260,323	151,362	—	413,692
Amortization expense	110	62,601	17,999	—	80,710
Restructuring and Merger related charges	1,448	3,100	9,813	—	14,361
Total operating costs and expenses	3,565	1,141,133	348,277	(36,439)	1,456,536

Operating (Loss) Income	(3,565)	123,834	26,414	—	146,683

Non-operating Expense (Income):
Interest expense (income)	161,100	(3,481)	(6,297)	—	151,322
Interest and net investment loss (income)	1,163	4,432	(4,229)	—	1,366
Gain on extinguishment of debt	(46,106)	—	—	—	(46,106)
Other expense	—	—	379	—	379

(Loss) Income from Continuing Operations before Income Taxes	(119,722)	122,883	36,561	—	39,722
(Benefit) provision for income taxes	(57,068)	24,647	49,039	—	16,618

(Loss) Income from Continuing Operations	(62,654)	98,236	(12,478)	—	23,104
Loss from discontinued operations, net of income taxes	—	—	(270)	—	(270)
Equity in earnings of subsidiaries (net of tax)	85,488	(15,884)	—	(69,604)	—
Net Income (Loss)	$22,834	$82,352	$(12,748)	$(69,604)	$22,834

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of June 30, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$142,223	$19,660	$127,252	$—	$289,135
Marketable securities	—	—	21,197	—	21,197
Receivables	1,174	199,387	479,374	(244,842)	435,093
Inventories	—	80,768	2,644	—	83,412
Prepaid expenses and other assets	32,146	53,639	20,399	—	106,184
Deferred customer acquisition costs	—	38,053	23,686	—	61,739
Deferred taxes	—	23,222	1,450	(302)	24,370
Assets of discontinued operations	—	—	16	—	16
Total Current Assets	175,543	414,729	676,018	(245,144)	1,021,146
Property and Equipment:
At cost	—	303,209	85,215	—	388,424
Less: accumulated depreciation	—	(117,855)	(46,810)	—	(164,665)
Net property and equipment	—	185,354	38,405	—	223,759

Other Assets:
Goodwill	—	2,724,210	364,130	—	3,088,340
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,931,591	776,170	—	2,707,761
Notes receivable	2,024,394	352	24,487	(2,024,394)	24,839
Long-term marketable securities	9,017	—	103,000	—	112,017
Investments in and advances to subsidiaries	3,614,151	1,459,763	23,576	(5,097,490)	—
Other assets	108,775	4,002	1,538	(85,179)	29,136
Debt issuance costs	59,504	—	—	—	59,504
Total Assets	$5,991,384	$6,720,001	$2,007,324	$(7,452,207)	$7,266,502

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$13	$87,319	$39,209	$—	$126,541
Accrued liabilities:
Payroll and related expenses	2,275	47,042	40,526	—	89,843
Self-insured claims and related expenses	—	23,040	70,882	—	93,922
Other	77,417	60,446	48,516	(302)	186,077
Deferred revenue	—	194,716	325,831	—	520,547
Liabilities of discontinued operations	—	239	2,497	—	2,736
Current portion of long-term debt	141,427	25,332	140,220	(244,842)	62,137
Total Current Liabilities	221,132	438,134	667,681	(245,144)	1,081,803

Long-Term Debt	3,879,022	1,997,318	55,520	(2,024,394)	3,907,466

Other Long-Term Liabilities:
Deferred taxes	—	730,052	288,353	(85,179)	933,226
Intercompany payable	650,515	—	—	(650,515)	—
Liabilities of discontinued operations	—	—	4,080	—	4,080
Other long-term obligations	76,408	1,838	97,374	—	175,620
Total Other Long-Term Liabilities	726,923	731,890	389,807	(735,694)	1,112,926

Shareholder’s Equity	1,164,307	3,552,659	894,316	(4,446,975)	1,164,307

Total Liabilities and Shareholder’s Equity	$5,991,384	$6,720,001	$2,007,324	$(7,452,207)	$7,266,502

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$124,674	$15,796	$112,993	$—	$253,463
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(51,391)	170,576	28,561	(41,822)	105,924

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(37,030)	(3,355)	—	(40,385)
Sale of equipment and other assets	—	983	105	—	1,088
Acquisition of The ServiceMaster Company	(2,164)	—	—	—	(2,164)
Other business acquisitions, net of cash acquired	—	(14,644)	(109)	—	(14,753)
Notes receivable, financial investments and securities, net	—	—	(898)	—	(898)
Net Cash Used for Investing Activities from Continuing Operations	(2,164)	(50,691)	(4,257)	—	(57,112)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	10,000	—	10,000
Payments of debt	(13,625)	(7,827)	(610)	—	(22,062)
Debt issuance costs paid	—	—	(30)	—	(30)
Shareholders’ dividends	—	(20,911)	(20,911)	41,822	—
Net intercompany advances	84,729	(87,283)	2,554	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	71,104	(116,021)	(8,997)	41,822	(12,092)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(1,048)	—	(1,048)
Net Cash Used for Discontinued Operations	—	—	(1,048)	—	(1,048)
Cash (Decrease) Increase During the Period	17,549	3,864	14,259	—	35,672

Cash and Cash Equivalents at End of Period	$142,223	$19,660	$127,252	$—	$289,135

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2009

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$300,362	$12,105	$93,120	$—	$405,587
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(82,702)	208,214	(10,649)	(43,634)	71,229

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(33,520)	(5,373)	—	(38,893)
Sale of equipment and other assets	—	1,905	50	—	1,955
Acquisition of The ServiceMaster Company	(1,119)	—	—	—	(1,119)
Other business acquisitions, net of cash acquired	—	(7,268)	—	—	(7,268)
Notes receivable, financial investments and securities, net	—	—	3,968	—	3,968
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(1,119)	(38,883)	(1,355)	—	(41,357)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(54,635)	(8,249)	(1,923)	—	(64,807)
Debt issuance costs paid	(369)	—	—	—	(369)
Shareholders’ dividends	—	(21,817)	(21,817)	43,634	—
Net intercompany advances	55,670	(132,980)	77,310	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	666	(163,046)	53,570	43,634	(65,176)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(1,209)	—	(1,209)
Cash used for investing activities	—	—	(914)	—	(914)
Net Cash Used for Discontinued Operations	—	—	(2,123)	—	(2,123)
Cash (Decrease) Increase During the Period	(83,155)	6,285	39,443	—	(37,427)

Cash and Cash Equivalents at End of Period	$217,207	$18,390	$132,563	$—	$368,160

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

On July 24, 2008, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into the Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into the Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated, on November 19, 2009.

Results of Operations

Second Quarter 2010 Compared to 2009

The Company reported second quarter 2010 revenue of $1,003.1 million, a $45.8 million, or 4.8 percent, increase compared to 2009. The revenue increase was driven by the results of our business units as described in “Segment Reviews for the Second Quarter 2010 Compared to 2009”.

Operating income was $74.5 million for the second quarter of 2010 compared to $118.0 million for the second quarter of 2009. Income from continuing operations before income taxes was $2.2 million for the second quarter of 2010 compared to $46.6 million for the second quarter of 2009. The decrease in income from continuing operations before income taxes of $44.4 million reflects the net effect of:

(In millions)
Interest expense(1)	$1.5
Interest and net investment income(2)	(2.4)
Restructuring and Merger related charges(3)	1.4
Non-cash goodwill and trade name impairment(4)	(46.9)
Management fee(5)	(1.4)
Residual value guarantee charge(6)	(3.9)
Segment results(7)	7.3
$(44.4)

(1)                                 Represents a decrease in interest expense as a result of a decrease in our weighted average long-term debt balance as compared to the second quarter of 2009.

(2)                                 As further described in “Operating and Non-Operating Expenses”, represents a decrease in interest and net investment income.

(3)                                 Represents the net positive effect of (i) an increase in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) a decrease in restructuring charges related to an information technology outsourcing at Other Operations and Headquarters and (iii) a decrease in Merger related charges.

(4)                                  Represents a non-cash impairment charge of $46.9 million recorded in the second quarter of 2010 to reduce the carrying value of goodwill and trade names at TruGreen LandCare as a result of the Company’s interim impairment test of goodwill and indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further information.

(5)                                  Represents an increase in management and consulting fees payable to certain related parties. A management fee is payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align the fee structure with current market rates. Under this agreement, the Company recorded a management fee of $1.6 million and $0.5 million for the second quarter of 2010 and 2009, respectively. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were recorded and paid to CD&R in the third quarter of 2009.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company pays annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $0.3 million for the second quarter of 2010. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were recorded and paid to Citigroup, BAS and JPMorgan in the third quarter of 2009.

(6)                                  Represents residual value guarantee charges related to a synthetic lease for operating properties that do not result in additional cash payments to exit the facility at the end of the lease term. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $5.5 million in 2009 and $9.1 million in the first six months of 2010 (of which $3.9 million was recorded in the second quarter) related to this shortfall. The remaining $1.3 million was recorded in July 2010.

(7)                                 Represents a net increase in income from continuing operations before income taxes, interest expense, interest and net investment income, restructuring and Merger related charges, non-cash goodwill and trade name impairment, residual value guarantee charge and management fee, reflecting the improvement in results at TruGreen LawnCare, Terminix and ServiceMaster Clean, offset, in part, by the decline in results at American Home Shield, TruGreen LandCare and Other Operations and Headquarters as described in “Segment Reviews for the Second Quarter 2010 Compared to 2009”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $573.6 million for the second quarter of 2010 compared to $553.4 million for the second quarter of 2009. As a percentage of revenue, these costs decreased to 57.2 percent for the second quarter of 2010 from 57.8 percent for the second quarter of 2009. This primarily reflects reduced fuel costs, as well as reduced fertilizer costs at TruGreen LawnCare, offset, in part, by the impact of residual value guarantee charges at TruGreen LawnCare, decreased labor efficiencies at TruGreen LandCare and increased frequency of contract claims costs at American Home Shield.

The Company reported selling and administrative expenses of $263.5 million for the second quarter of 2010 compared to $239.9 million for the second quarter of 2009. As a percentage of revenue, these costs increased to 26.3 percent for the second quarter of 2010 from 25.1 percent for the second quarter of 2009. This primarily reflects investments in sales and marketing, increased provisions for incentive compensation, increased project costs related to our ongoing initiatives to restructure our branch operations and to improve customer service at TruGreen LawnCare, increased provisions for certain legal matters at American Home Shield and increased management fees related to the consulting agreements with the Equity Sponsors amended and executed in 2009.

Amortization expense was $40.5 million for the second quarter of 2010 compared to $40.4 million for the second quarter of 2009.

Non-operating expense totaled $72.3 million for the second quarter of 2010 compared to $71.4 million for the second quarter of 2009. This change includes a $2.4 million decrease in interest and net investment income, offset, in part, by a $1.5 million decrease in interest expense resulting from a decrease in our weighted average long-term debt balance. Interest and net investment income was comprised of the following for the second quarter of 2010 and 2009:

	Three months ended June 30,
(In thousands)	2010	2009
Realized gains(1)	$1,604	$2,141
Impairments of securities(2)	—	(469)
Deferred compensation trust(3)	(810)	1,203
Other(4)	202	520
Interest and net investment income	$996	$3,395

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

The effective tax rate on income from continuing operations was a benefit of 483.7 percent for the second quarter of 2010 compared to a provision of 51.9 percent for the second quarter of 2009. The benefit in the second quarter of 2010 is primarily the result of a change in the full year projected rate (due to the impairment of goodwill and trade names at TruGreen LandCare) applied to the loss from continuing operations before income taxes for the six months ended June 30, 2010.

Restructuring and Merger Related Charges

The Company incurred restructuring and Merger related charges of $4.2 million and $5.6 million for the second quarter of 2010 and 2009, respectively. Restructuring and Merger related charges were comprised of the following:

	Three months ended June 30,
(In thousands)	2010	2009
TruGreen LawnCare reorganization and restructuring(1)	$2,939	$—
Information technology outsourcing(2)	—	4,187
Merger related charges(3)	1,005	1,154
Other	223	243
Total restructuring and Merger related charges	$4,167	$5,584

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the second quarter of 2010, these costs included consulting fees of $1.9 million and severance, lease termination and other costs of $1.0 million. In connection with the restructuring of branch operations, we expect to incur cash charges through the fourth quarter of 2010 related to, among other things, employee retention, severance costs and consulting fees. Such charges are expected to amount to an additional $2.9 million, pre-tax, and will be recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

(2)                                  On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM provides information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the second quarter of 2009, these costs included transition fees paid to IBM of $3.4 million, employee retention and severance costs of $0.4 million and consulting and other costs of $0.4 million.

(3)                                  Includes severance, retention, legal fees and other costs associated with the Merger.

Impairment of Goodwill and Trade Names

During the second quarter of 2010, the Company recorded a non-cash impairment charge of $46.9 million to reduce the carrying value of goodwill and trade names at TruGreen LandCare as a result of an interim impairment test of goodwill and indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further details.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest revenue generating businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of June 30,
	2010	2009
TruGreen LawnCare—
Growth (Reduction) in Full Program Accounts	3%	(3)%
Customer Retention Rate	70.9%	68.3%
Terminix—
Growth in Pest Control Customers	2%	1%
Pest Control Customer Retention Rate	79.7%	77.9%
Growth (Reduction) in Termite Customers	0%	(1)%
Termite Customer Retention Rate	86.2%	86.2%
American Home Shield—
Growth (Reduction) in Home Service Contracts	5%	(3)%
Customer Retention Rate	65.6%	62.6%

Segment Reviews for the Second Quarter 2010 Compared to 2009

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. The operating income, EBITDA, Adjusted EBITDA, and Comparable Operating Performance for each reportable segment have been revised to reflect the Company’s revised allocation methodology for all periods presented. See Note 14 to the condensed consolidated financial statements for further information.

The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity. “Adjusted EBITDA” means net income (loss) before net income (loss) from discontinued operations; provision (benefit) for income taxes; other expense; gain on extinguishment of debt; interest expense and interest and net investment loss (income); and depreciation and amortization expense; as well as adding back interest and net investment loss (income), residual value guarantee charge and non-cash goodwill and trade name impairment. “Comparable Operating Performance” is calculated by adding back to Adjusted EBITDA an amount equal to the non-cash stock-based compensation expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

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

The Company believes Comparable Operating Performance, which excludes the impact of purchase accounting and non-cash stock-based compensation expense adjustments, is useful to investors. The exclusion of the impact of these items facilitates a comparison of operating results from periods pre-dating the Merger transaction with the Equity Sponsors with periods subsequent to the Merger. The purchase accounting charges were not present prior to the Merger. In addition, charges relating to non-cash stock-

based compensation expense prior to the Merger were computed under different plans and formulas than charges subsequent to the Merger. Moreover, such charges are non-cash and the exclusion of the impact of these items from Comparable Operating Performance allows investors to understand the current period results of operations of the business on a comparable basis with previous periods and, secondarily, gives the investors added insight into cash earnings available to service the Company’s debt. We believe this to be of particular importance to the Company’s public investors, which are debt holders. The Company also believes that the exclusion of the impact of purchase accounting and non-cash stock-based compensation expense may provide an additional means for comparing the Company’s performance to the performance of other companies by eliminating the impact of differently structured equity-based long-term incentive plans (although care must be taken in making any such comparison, as there may be inconsistencies among companies in the manner of computing similarly titled financial measures).

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

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended June 30,
(In thousands)	2010	2009
Operating Revenue:
TruGreen LawnCare	$378,642	$348,403
TruGreen LandCare	63,463	69,433
Terminix	323,393	307,375
American Home Shield	183,792	179,823
ServiceMaster Clean	32,034	30,581
Other Operations and Headquarters	21,738	21,677
Total Operating Revenue	$1,003,062	$957,292
Comparable Operating Performance:
TruGreen LawnCare	$78,577	$63,192
TruGreen LandCare	(855)	3,472
Terminix	85,091	81,210
American Home Shield	33,775	41,118
ServiceMaster Clean	14,745	14,222
Other Operations and Headquarters	(25,140)	(22,748)
Total Comparable Operating Performance	$186,193	$180,466

Memo: Items included in Comparable Operating Performance:
Restructuring and Merger related charges(1)	$4,167	$5,584
Management fee(2)	$1,875	$500

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of Discontinued Operations	$(326)	$(177)

(1)                                 Represents (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare and information technology outsourcing at Other Operations and Headquarters and (ii) Merger related charges.

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

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Service Master Clean	Other Operations and Headquarters	Total
Three Months Ended June 30, 2010
Operating income (loss)(1)	$52,606	$(50,572)	$68,755	$21,360	$12,572	$(30,205)	$74,516
Depreciation and amortization expense	22,536	2,987	16,386	10,850	1,789	3,395	57,943
EBITDA	75,142	(47,585)	85,141	32,210	14,361	(26,810)	132,459
Interest and net investment income (2)	—	—	—	1,603	—	(607)	996
Residual value guarantee charge(3)	3,448	—	—	—	384	96	3,928
Non-cash goodwill and trade name impairment(4)	—	46,884	—	—	—	—	46,884
Adjusted EBITDA	78,590	(701)	85,141	33,813	14,745	(27,321)	184,267
Non-cash stock-based compensation expense	—	—	—	—	—	2,181	2,181
Non-cash credits attributable to purchase accounting(5)	(13)	(154)	(50)	(38)	—	—	(255)
Comparable Operating Performance	$78,577	$(855)	$85,091	$33,775	$14,745	$(25,140)	$186,193
Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges(6)	$2,939	$87	$32	$—	$—	$1,109	$4,167
Management fee(7)	$—	$—	$—	$—	$—	$1,875	$1,875
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of Discontinued Operations(8)	$—	$—	$—	$—	$—	$(326)	$(326)

Three Months Ended June 30, 2009
Operating income (loss)(1)	$41,055	$591	$65,381	$28,750	$12,139	$(29,911)	$118,005
Depreciation and amortization expense	22,166	3,044	15,929	10,645	2,083	3,473	57,340
EBITDA	63,221	3,635	81,310	39,395	14,222	(26,438)	175,345
Interest and net investment income(2)	—	—	—	1,672	—	1,723	3,395
Adjusted EBITDA	63,221	3,635	81,310	41,067	14,222	(24,715)	178,740
Non-cash stock-based compensation expense	—	—	—	—	—	1,967	1,967
Non-cash (credits) charges attributable to purchase accounting(5)	(29)	(163)	(100)	51	—	—	(241)
Comparable Operating Performance	$63,192	$3,472	$81,210	$41,118	$14,222	$(22,748)	$180,466
Memo: Items included in Comparable Operating Performance
Restructuring and Merger related (credits) charges(6)	$—	$(21)	$(69)	$36	$—	$5,638	$5,584
Management fee(7)	$—	$—	$—	$—	$—	$500	$500
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of Discontinued Operations(8)	$—	$—	$—	$—	$—	$(177)	$(177)

(1)                                  Presented below is a reconciliation of total segment operating income to net income.

	Three months ended June 30,
(In thousands)	2010	2009
Total Segment Operating Income	$74,516	$118,005
Non-operating Expense (Income):
Interest expense	73,169	74,656
Interest and net investment income	(996)	(3,395)
Other expense	176	179
Income from Continuing Operations before Income Taxes	2,167	46,565
(Benefit) Provision for income taxes	(10,482)	24,173
Income from Continuing Operations	12,649	22,392
Loss from discontinued operations, net of income taxes	(205)	(107)
Net Income	$12,444	$22,285

(2)                                 Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $278.7 million as of June 30, 2010. American Home Shield interest and net investment income was $1.6 million and $1.7 million for the second quarter of 2010 and 2009, respectively. The balance of interest and net investment income primarily relates to (i) a portion of the earnings generated by SMAC, (ii) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes) and (iii) interest income on other cash balances.

(3)                                  Represents residual value guarantee charges related to a synthetic lease for operating properties that do not result in additional cash payments to exit the facility at the end of the lease term. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $5.5 million in 2009 and $9.1 million in the first six months of 2010 (of which $3.9 million was recorded in the second quarter) related to this shortfall. The remaining $1.3 million was recorded in July 2010.

(4)                                Represents a non-cash impairment charge of $46.9 million recorded in the second quarter of 2010 to reduce the carrying value of goodwill and trade names at TruGreen LandCare as a result of the Company’s interim impairment test of goodwill and indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further information.

(5)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(6)                                 Represents (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare and information technology outsourcing at Other Operations and Headquarters and (ii) Merger related charges.

(7)                                 Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

(8)                                 There are no adjustments necessary to reconcile operating loss from discontinued operations, the most directly comparable financial measure under GAAP, to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the second quarter of 2010 and 2009.

TruGreen LawnCare Segment

The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported an 8.7 percent increase in revenue, a 28.1 percent increase in operating income and a 24.3 percent improvement in Comparable Operating Performance for the second quarter of 2010 compared to 2009. The revenue and Comparable Operating Performance results were favorably impacted by a delay in the timing of service delivery from the first quarter into the second quarter of 2010 as a result of the unfavorable weather conditions experienced in the first quarter in almost all areas of the country. The revenue results also reflect a 2.5 percent increase in customer counts, higher sales of expanded services to existing customers, lower discounts and improved price realization. The increase in customer counts was driven by a 260 basis point improvement in the customer retention rate and an increase in new unit sales generated in our neighborhood selling channel. Customer service remains the key focus for TruGreen LawnCare to drive continued improvement in customer retention in 2010.

TruGreen LawnCare’s Comparable Operating Performance improved $15.4 million for the second quarter of 2010 compared to 2009, which includes the impact of a $2.9 million increase in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. TruGreen LawnCare’s improved Comparable Operating Performance also reflects reduced fuel and fertilizer costs, offset, in part, by investments in sales and marketing and increased project costs related to our ongoing initiatives to restructure our branch operations and to improve customer service.

TruGreen LandCare Segment

The TruGreen LandCare segment, which includes landscape maintenance services, reported an 8.6 percent decrease in revenue, a $51.2 million decrease in operating income and a 124.6 percent decline in Comparable Operating Performance for the second quarter of 2010 compared to 2009. The decrease in revenue included a 10.1 percent decrease in base contract maintenance revenue and an 8.0 percent decrease in enhancement revenue. Revenue trends were primarily impacted by contract cancellations and pricing concessions granted in 2009 and 2010 to offset the impacts of a difficult economic environment. However, the ratio of enhancement revenue to base contract maintenance revenue for the second quarter of 2010 increased 120 basis points as compared to 2009.

TruGreen LandCare’s $51.2 million decline in operating income includes a non-cash impairment charge of $46.9 million to reduce the carrying value of goodwill and trade names to their estimated fair value as further described in Note 5 to the condensed consolidated financial statements. TruGreen LandCare’s Comparable Operating Performance declined $4.3 million for the second quarter of 2010 compared to 2009, which also reflects decreased labor efficiencies resulting from increased technician overtime, offset, in part, by reduced fuel costs.

Terminix Segment

The Terminix segment, which includes termite and pest control services and sales of pest control products, reported a 5.2 percent increase in revenue, a 5.2 percent increase in operating income and a 4.8 percent improvement in Comparable Operating Performance for the second quarter of 2010 compared to 2009. The segment’s overall revenue results reflected growth in termite and pest control revenues, as well as increased sales of products of $7.6 million. Termite revenues increased 1.3 percent for the second quarter of 2010 compared to 2009, due to an increase in new unit sales, while customer retention remained flat year over year. Pest control revenues increased 4.3 percent for the second quarter of 2010 compared to 2009, reflecting a 2.4 percent increase in customer counts due to a 180 basis point improvement in the customer retention rate and an increase in new unit sales.

Terminix’s Comparable Operating Performance improved $3.9 million for the second quarter of 2010 compared to 2009, which also reflects reduced fuel costs and the favorable impact of acquiring assets in connection with exiting certain fleet leases, offset, in part, by investments in sales and marketing and increased provisions for incentive compensation.

American Home Shield Segment

The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 2.2 percent increase in revenue, a 25.7 percent decrease in operating income and a 17.9 percent decline in Comparable Operating Performance for the second quarter of 2010 compared to 2009. The increase in revenue reflects a 5.0 percent increase in customer counts and improved price realization. The increase in customer counts was driven by an increase in new unit sales and a 300 basis point improvement in customer retention. The second quarter revenue results were adversely impacted by a difference between years in the timing of revenue recognition. American Home Shield recognizes revenue over the contract period in proportion to the expected direct costs. However, in the second quarter of 2010, seasonal contract claims significantly exceeded historical averages, and the Company has concluded these claims will result in a full year reduction in American Home Shield’s planned operating income and Comparable Operating Performance. As a result, in the second quarter of 2010, the Company did not adjust the timing of revenue recognition related to the unusual volume of seasonal contract claims. In the second quarter of 2009, revenue was recognized in proportion with the direct costs incurred.

American Home Shield’s Comparable Operating Performance declined $7.3 million for the second quarter of 2010 compared to 2009, which includes a 5.9 percent increase in contract claims costs driven by an increase in seasonal contract claims. American Home Shield’s Comparable Operating Performance also reflects increased provisions for certain legal matters and investments in consumer sales programs.

ServiceMaster Clean Segment

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration and cleaning services through franchisees primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 4.8 percent increase in revenue, a 3.6 percent increase in operating income and a 3.7 percent improvement in Comparable Operating Performance for the second quarter of 2010 compared to 2009. Trends in revenue reflect an increase in national janitorial accounts and other revenues.

ServiceMaster Clean’s Comparable Operating Performance improved $0.5 million for the second quarter of 2010 compared to 2009, primarily reflecting the impact of increased revenues.

Other Operations and Headquarters Segment

This segment includes the operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported comparable revenue, a 1.0 percent increase in operating loss and a 10.5 percent decline in Comparable Operating Performance for the second quarter of 2010 compared to 2009. The Merry Maids operations reported comparable revenue, a 20.5 percent increase in operating income and a 15.1 percent improvement in Comparable Operating Performance for the second quarter of 2010 compared to 2009.

The segment’s Comparable Operating Performance declined $2.4 million for the second quarter of 2010 compared to 2009, which includes the impact of a $1.4 million increase in management and consulting fees payable to the Equity Sponsors and increased provisions for incentive compensation in 2010, due primarily to the reversal of a $4.4 million reserve for cash awards in 2009 related to a long-term incentive plan as certain performance measures under the plan were not achieved. These factors were offset, in part, by a $4.5 million decrease in restructuring and Merger related charges. Comparable Operating Performance for Merry Maids improved $0.7 million for the second quarter of 2010 compared to 2009, which reflects reduced overhead spending.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes for the second quarter of 2010 and 2009 are as follows:

	Three months ended June 30,
(In thousands)	2010	2009
Operating loss	$(326)	$(177)
Interest expense	—	—
Loss from discontinued operations, before income taxes	(326)	(177)
Benefit for income taxes	(121)	(70)
Loss from discontinued operations, net of income taxes	$(205)	$(107)

There are no adjustments necessary to reconcile operating loss from discontinued operations to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the second quarter of 2010 and 2009.

Six Months Ended June 30, 2010 Compared to 2009

The Company reported revenue of $1,642.5 million for the six months ended June 30, 2010, a $39.3 million, or 2.4 percent, increase compared to 2009. The revenue increase was driven by the results of our business units as described in “Segment Reviews for the Six Months Ended June 30, 2010 Compared to 2009”.

Operating income was $83.2 million for the six months ended June 30, 2010 compared to $146.7 million for the six months ended June 30, 2009. Loss from continuing operations before income taxes was $59.5 million for the six months ended June 30, 2010 compared to income from continuing operations before income taxes of $39.7 million for the six months ended June 30, 2009. The decrease in income from continuing operations before income taxes of $99.3 million reflects the net effect of:

(In millions)
Interest expense(1)	$5.5
Interest and net investment income(2)	4.9
Restructuring and Merger related charges(3)	6.3
Non-cash goodwill and trade name impairment(4)	(46.9)
Gain on extinguishment of debt(5)	(46.1)
Management fee(6)	(2.8)
Residual value guarantee charge(7)	(9.1)
Segment results(8)	(11.1)
$(99.3)

(1)                                 Represents a decrease in interest expense as a result of a decrease in our weighted average long-term debt balance as compared to the six months ended June 30, 2009.

(2)                                 As further described in “Operating and Non-Operating Expenses”, represents an increase in interest and net investment income.

(3)                                 Represents the net positive effect of (i) an increase in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) a decrease in restructuring charges related to a branch optimization project at Terminix, (iii) a decrease in restructuring charges related to an information technology outsourcing at Other Operations and Headquarters and (iv) a decrease in Merger related charges.

(4)                                 Represents a non-cash impairment charge of $46.9 million recorded in the second quarter of 2010 to reduce the carrying value of goodwill and trade names at TruGreen LandCare as a result of the Company’s interim impairment testing of goodwill and indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further information.

(5)                                 Represents the gain on extinguishment of debt recorded in the six months ended June 30, 2009 related to the completion of open market purchases of $89.0 million in face value of the Company’s Permanent Notes. There were no open market or other purchases of Permanent Notes by the Company in the six months ended June 30, 2010.

(6)                                  Represents an increase in management and consulting fees payable to certain related parties. A management fee is payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align the fee structure with current market rates. Under this agreement, the Company recorded a management fee of $3.2 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were recorded and paid to CD&R in the third quarter of 2009.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company pays annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $0.6 million for the six months ended June 30, 2010. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were recorded and paid to Citigroup, BAS and JPMorgan in the third quarter of 2009.

(7)                                  Represents residual value guarantee charges related to a synthetic lease for operating properties that do not result in additional cash payments to exit the facility at the end of the lease term. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $5.5 million in 2009 and $9.1 million in the first six months of 2010 related to this shortfall. The remaining $1.3 million was recorded in July 2010.

(8)                                 Represents a net decrease in income from continuing operations before income taxes, interest expense, interest and net investment income, gain on extinguishment of debt, restructuring and Merger related charges, non-cash goodwill and trade name impairment, residual value guarantee charge and management fee, reflecting the decline in results at TruGreen LandCare, American Home Shield and Other Operations and Headquarters, offset, in part, by the improvement in results at Terminix, TruGreen LawnCare and ServiceMaster Clean as described in “Segment Reviews for the Six Months Ended June 30, 2010 Compared to 2009”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $976.1 million for the six months ended June 30, 2010 compared to $947.8 million for the six months ended June 30, 2009. As a percentage of revenue, these costs increased to 59.4 percent for the six months ended June 30, 2010 from 59.1 percent for the six months ended June 30, 2009. This primarily reflects the impact of residual value guarantee charges at TruGreen LawnCare, decreased labor efficiencies at TruGreen LandCare, increased provisions for certain legal matters at Terminix and increased frequency of contract claims costs at American Home Shield, offset, in part, by reduced fuel costs, as well as reduced fertilizer costs at TruGreen LawnCare and favorable termite damage claim trends at Terminix.

The Company reported selling and administrative expenses of $447.3 million for the six months ended June 30, 2010 compared to $413.7 million for the six months ended June 30, 2009. As a percentage of revenue, these costs increased to 27.2 percent for the six months ended June 30, 2010 from 25.8 percent for the six months ended June 30, 2009. This primarily reflects investments in sales and marketing, increased provisions for incentive compensation, increased project costs related to our ongoing initiatives to restructure our branch operations and to improve customer service at TruGreen LawnCare, increased provisions for certain legal matters at American Home Shield and increased management fees related to the consulting agreements with the Equity Sponsors amended and executed in 2009.

Amortization expense was $80.9 million for the six months ended June 30, 2010 compared to $80.7 million for the six months ended June 30, 2009.

Non-operating expense totaled $142.7 million for the six months ended June 30, 2010 compared to $107.0 million for the six months ended June 30, 2009. This change includes a $46.1 million gain on extinguishment of debt recorded in the six months ended June 30, 2009, offset, in part, by a $5.5 million decrease in interest expense resulting from a decrease in our weighted average long-term debt balance and a $4.9 million increase in interest and net investment income. Interest and net investment income was comprised of the following for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
(In thousands)	2010	2009
Realized gains(1)	$3,229	$2,761
Impairments of securities(2)	—	(5,854)
Deferred compensation trust(3)	(373)	502
Other(4)	642	1,225
Interest and net investment income (loss)	$3,498	$(1,366)

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

The effective tax rate on income from continuing operations was a benefit of 67.0 percent for the six months ended June 30, 2010 compared to a provision of 41.8 percent for the six months ended June 30, 2009. The benefit for the six months ended June 30, 2010 is primarily the result of a change in the full year projected rate (due to the impairment of goodwill and trade names at TruGreen LandCare) applied to the loss from continuing operations before income taxes for the six months ended June 30, 2010.

Restructuring and Merger Related Charges

The Company incurred restructuring and Merger related charges of $8.1 million and $14.4 million for the six months ended June 30, 2010 and 2009, respectively. Restructuring and Merger related charges were comprised of the following:

	Six months ended June 30,
(In thousands)	2010	2009
TruGreen LawnCare reorganization and restructuring(1)	$5,962	$—
Information technology outsourcing(2)	—	9,461
Terminix branch optimization(3)	—	3,219
Merger related charges(4)	1,136	1,448
Other	993	233
Total restructuring and Merger related charges	$8,091	$14,361

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the six months ended June 30, 2010, these costs included consulting fees of $3.8 million and severance, lease termination and other costs of $2.2 million. In connection with the restructuring of branch operations, we expect to incur cash charges through the fourth quarter of 2010 related to, among other things, employee retention, severance costs and consulting fees. Such charges are expected to amount to an additional $2.9 million, pre-tax, and will be recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

(2)                                  On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM provides information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the six months ended June 30, 2009, these costs included transition fees paid to IBM of $7.2 million, employee retention and severance costs of $1.3 million and consulting and other costs of $1.0 million.

(3)                                  Represents restructuring charges related to a branch optimization project. For the six months ended June 30, 2009, these costs included lease termination costs of $2.8 million and severance costs of $0.4 million.

(4)                                  Includes severance, retention, legal fees and other costs associated with the Merger.

Impairment of Goodwill and Trade Names

During the second quarter of 2010, the Company recorded a non-cash impairment charge of $46.9 million to reduce the carrying value of goodwill and trade names at TruGreen LandCare as a result of an interim impairment test of goodwill and indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further information.

Segment Reviews for the Six Months Ended June 30, 2010 Compared to 2009

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. As noted in segment reviews for the second quarter 2010 compared to 2009, the Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. The operating income, EBITDA, Adjusted EBITDA, and Comparable Operating Performance for each reportable segment have been revised to reflect the Company’s revised allocation methodology for all periods presented. See Note 14 to the condensed consolidated financial statements for further information.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Six months ended June 30,
(In thousands)	2010	2009
Operating Revenue:
TruGreen LawnCare	$502,724	$483,069
TruGreen LandCare	122,263	136,318
Terminix	594,310	570,536
American Home Shield	316,997	310,691
ServiceMaster Clean	64,296	60,737
Other Operations and Headquarters	41,880	41,868
Total Operating Revenue	$1,642,470	$1,603,219
Comparable Operating Performance:
TruGreen LawnCare	$65,983	$67,762
TruGreen LandCare	5,118	14,246
Terminix	154,072	146,764
American Home Shield	52,795	54,043
ServiceMaster Clean	29,684	28,238
Other Operations and Headquarters	(47,015)	(49,069)
Total Comparable Operating Performance	$260,637	$261,984

Memo: Items included in Comparable Operating Performance:
Restructuring and Merger related charges(1)	$8,091	$14,361
Management fee(2)	$3,750	$1,000

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of Discontinued Operations	$(944)	$(441)

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

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Service Master Clean	Other Operations and Headquarters	Total
Six months ended June 30, 2010
Operating income (loss)(1)	$13,518	$(47,229)	$121,735	$28,468	$25,244	$(58,573)	$83,163
Depreciation and amortization expense	44,511	5,775	32,450	21,137	3,584	6,736	114,193
EBITDA	58,029	(41,454)	154,185	49,605	28,828	(51,837)	197,356
Interest and net investment income (2)	—	—	—	3,228	—	270	3,498
Residual value guarantee charge(3)	7,982	—	—	—	856	213	9,051
Non-cash goodwill and trade name impairment(4)	—	46,884	—	—	—	—	46,884
Adjusted EBITDA	66,011	5,430	154,185	52,833	29,684	(51,354)	256,789
Non-cash stock-based compensation expense	—	—	—	—	—	4,339	4,339
Non-cash credits attributable to purchase accounting(5)	(28)	(312)	(113)	(38)	—	—	(491)
Comparable Operating Performance	$65,983	$5,118	$154,072	$52,795	$29,684	$(47,015)	$260,637
Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges (credits)(6)	$5,962	$658	$78	$(127)	$—	$1,520	$8,091
Management fee(7)	$—	$—	$—	$—	$—	$3,750	$3,750
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of Discontinued Operations(8)	$—	$—	$—	$—	$—	$(944)	$(944)

Six months ended June 30, 2009
Operating income (loss)(1)	$24,009	$8,631	$115,288	$36,144	$24,124	$(61,513)	$146,683
Depreciation and amortization expense	43,811	5,941	31,518	21,060	4,114	6,816	113,260
EBITDA	67,820	14,572	146,806	57,204	28,238	(54,697)	259,943
Interest and net investment (loss) income(2)	—	—	—	(3,093)	—	1,727	(1,366)
Adjusted EBITDA	67,820	14,572	146,806	54,111	28,238	(52,970)	258,577
Non-cash stock-based compensation expense	—	—	—	—	—	3,901	3,901
Non-cash credits attributable to purchase accounting(5)	(58)	(326)	(42)	(68)	—	—	(494)
Comparable Operating Performance	$67,762	$14,246	$146,764	$54,043	$28,238	$(49,069)	$261,984
Memo: Items included in Comparable Operating Performance
Restructuring and Merger related (credits) charges(6)	$—	$(51)	$3,151	$75	$—	$11,186	$14,361
Management fee(7)	$—	$—	$—	$—	$—	$1,000	$1,000
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of Discontinued Operations(8)	$—	$—	$—	$—	$—	$(441)	$(441)

(1)                                  Presented below is a reconciliation of total segment operating income to net income.

	Six months ended June 30,
(In thousands)	2010	2009
Total Segment Operating Income	$83,163	$146,683
Non-operating Expense (Income):
Interest expense	145,850	151,322
Interest and net investment (income) loss	(3,498)	1,366
Gain on extinguishment of debt	—	(46,106)
Other expense	347	379
(Loss) Income from Continuing Operations before Income Taxes	(59,536)	39,722
(Benefit) Provision for income taxes	(39,902)	16,618
(Loss) Income from Continuing Operations	(19,634)	23,104
Loss from discontinued operations, net of income taxes	(582)	(270)
Net (Loss) Income	$(20,216)	$22,834

(2)                                 Interest and net investment income (loss) is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $278.7 million as of June 30, 2010. American Home Shield interest and net investment income (loss) was $3.2 million and ($3.1) million for the six months ended June 30, 2010 and 2009, respectively. The balance of interest and net investment income (loss) primarily relates to (i) a portion of the earnings generated by SMAC, (ii) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes) and (iii) interest income on other cash balances.

(3)                                  Represents residual value guarantee charges related to a synthetic lease for operating properties that do not result in additional cash payments to exit the facility at the end of the lease term. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $5.5 million in 2009 and $9.1 million in the first six months of 2010 related to this shortfall. The remaining $1.3 million was recorded in July 2010.

(4)                                Represents a non-cash impairment charge of $46.9 million recorded in the second quarter of 2010 to reduce the carrying value of goodwill and trade names at TruGreen LandCare as a result of the Company’s interim impairment test of goodwill and indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further information.

(5)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(6)                                 Represents (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, a branch optimization project at Terminix and information technology outsourcing at Other Operations and Headquarters and (ii) Merger related charges.

(7)                                 Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

(8)                                 There are no adjustments necessary to reconcile operating loss from discontinued operations, the most directly comparable financial measure under GAAP, to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the six months ended June 30, 2010 and 2009.

TruGreen LawnCare Segment

The TruGreen LawnCare segment reported a 4.1 percent increase in revenue, a 43.7 percent decrease in operating income and a 2.6 percent decline in Comparable Operating Performance for the six months ended June 30, 2010 compared to 2009. The revenue results reflect a 2.5 percent increase in customer counts, higher sales of expanded services to existing customers, lower discounts and improved price realization. The increase in customer counts was driven by a 260 basis point improvement in the customer retention rate and an increase in new unit sales generated in our neighborhood selling channel.

TruGreen LawnCare’s Comparable Operating Performance declined $1.8 million for the six months ended June 30, 2010 compared to 2009, which includes the impact of a $6.0 million increase in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. TruGreen LawnCare’s Comparable Operating Performance also reflects reduced fuel and fertilizer costs, offset, in part, by investments in sales and marketing and increased project costs related to our ongoing initiatives to restructure our branch operations and to improve customer service.

TruGreen LandCare Segment

The TruGreen LandCare segment reported a 10.3 percent decrease in revenue, a $55.9 million decrease in operating income and a 64.1 percent decline in Comparable Operating Performance for the six months ended June 30, 2010 compared to 2009. The decline in revenue included an 11.6 percent decrease in base contract maintenance revenue and a 12.0 percent decrease in enhancement revenue. Revenue trends were primarily impacted by contract cancellations and pricing concessions granted in 2009 and 2010 to offset the impacts of a difficult economic environment. The ratio of enhancement revenue to base contract maintenance revenue for the six months ended June 30, 2010 was comparable to 2009.

TruGreen LandCare’s $55.9 million decline in operating income includes a non-cash impairment charge of $46.9 million to reduce the carrying value of goodwill and trade names to their estimated fair value as further described in Note 5 to the condensed consolidated financial statements. TruGreen LandCare’s Comparable Operating Performance declined $9.1 million for the six months ended June 30, 2010 compared to 2009, which also reflects decreased labor efficiencies resulting from increased technician overtime, offset, in part, by reduced fuel costs.

Terminix Segment

The Terminix segment reported a 4.2 percent increase in revenue, a 5.6 percent increase in operating income and a 5.0 percent improvement in Comparable Operating Performance for the six months ended June 30, 2010 compared to 2009. The segment’s overall revenue results reflected growth in termite and pest control revenues, as well as increased sales of products of $12.6 million. Termite revenues increased 0.8 percent for the six months ended June 30, 2010 compared to 2009, due to an increase in new unit sales, while customer retention remained flat year over year. Pest control revenues increased 3.1 percent for the six months ended June 30, 2010 compared to 2009, reflecting a 2.4 percent increase in customer counts due to a 180 basis point improvement in the customer retention rate and an increase in new unit sales.

Terminix’s Comparable Operating Performance improved $7.3 million for the six months ended June 30, 2010 compared to 2009, which includes the impact of a $3.1 million decrease in restructuring charges related to a branch optimization program completed in 2009. Terminix’s Comparable Operating Performance also reflects reduced fuel costs, favorable termite damage claims trends and the favorable impact of acquiring assets in connection with exiting certain fleet leases, offset, in part, by increased provisions for certain legal matters, investments in sales and marketing and increased provisions for incentive compensation.

American Home Shield Segment

The American Home Shield segment reported a 2.0 percent increase in revenue, a 21.2 percent decrease in operating income and a 2.3 percent decline in Comparable Operating Performance for the six months ended June 30, 2010 compared to 2009. The increase in revenue reflects a 5.0 percent increase in customer counts and improved price realization. The increase in customer counts was driven by an increase in new unit sales and a 300 basis point improvement in customer retention. The second quarter revenue results were adversely impacted by a difference between years in the timing of revenue recognition. American Home Shield recognizes revenue over the contract period in proportion to the expected direct costs. However, in the first six months of 2010, seasonal contract claims significantly exceeded historical averages, and the Company has concluded these claims will result in a full year reduction in American Home Shield’s planned operating income and Comparable Operating Performance. As a result, in the second quarter of 2010, the Company did not adjust the timing of revenue recognition related to the unusual volume of seasonal contract claims. In the first six months of 2009, revenue was recognized in proportion with the direct costs incurred.

American Home Shield’s Comparable Operating Performance declined $1.2 million for the six months ended June 30, 2010 compared to 2009, which includes a $6.3 million increase in interest and net investment income from the American Home Shield investment portfolio (primarily reflecting reductions in impairments of securities) and a 4.9 percent increase in contract claims costs driven by an increase in seasonal contract claims. American Home Shield’s Comparable Operating Performance also reflects increased provisions for certain legal matters and investments in consumer sales programs.

ServiceMaster Clean Segment

The ServiceMaster Clean segment reported a 5.9 percent increase in revenue, a 4.6 percent increase in operating income and a 5.1 percent improvement in Comparable Operating Performance for the six months ended June 30, 2010 compared to 2009. Trends in revenue reflect an increase in national janitorial accounts, product sales to franchisees and other revenues.

ServiceMaster Clean’s Comparable Operating Performance improved $1.4 million for the six months ended June 30, 2010 compared to 2009, primarily reflecting the impact of increased revenues.

Other Operations and Headquarters Segment

This segment includes the operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported comparable revenue, a 4.8 percent improvement in operating loss and a 4.2 percent improvement in Comparable Operating Performance for the six months ended June 30, 2010 compared to 2009. The Merry Maids operations reported comparable revenue, a 26.8 percent increase in operating income and a 19.6 percent improvement in Comparable Operating Performance for the six months ended June 30, 2010 compared to 2009.

The segment’s Comparable Operating Performance improved $2.1 million for the six months ended June 30, 2010 compared to 2009, which includes the impact of a $9.7 million decrease in restructuring and Merger related charges, offset, in part, by a $2.8 million increase in management and consulting fees payable to Equity Sponsors and increased provisions for incentive compensation in 2010, due primarily to the reversal of a $4.4 million reserve for cash awards in 2009 related to a long-term incentive plan as certain performance measures under the plan were not achieved. Comparable Operating Performance for Merry Maids improved $1.7 million for the six months ended June 30, 2010 compared to 2009, which reflects reduced overhead spending.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes for the six months ended June 30, 2010 and 2009 are as follows:

	Six months ended June 30,
(In thousands)	2010	2009
Operating Loss	$(944)	$(441)
Interest expense	—	—
Loss from discontinued operations, before income taxes	(944)	(441)
Benefit for income taxes	(362)	(171)
Loss from discontinued operations, net of income taxes	$(582)	$(270)

There are no adjustments necessary to reconcile operating loss from discontinued operations to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the six months ended June 30, 2010 and 2009.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations increased $34.7 million to $105.9 million for the six months ended June 30, 2010 compared to $71.2 million for the six months ended June 30, 2009.

Net cash provided from operating activities for the six months ended June 30, 2010 was comprised of $140.0 million in earnings as adjusted for non-cash charges, offset, in part, by a $26.2 million increase in cash required for working capital and $7.9 million in cash payments related to restructuring charges. Working capital requirements were impacted by normal seasonal working capital needs. Working capital requirements were adversely impacted by growth in accounts receivable balances due to the timing of services in the second quarter, as well as increases in revenue in service lines with longer than average collection terms. Working capital requirements were also adversely impacted by growth in current income taxes receivable due to the application of the full year projected income tax rate to the loss from continuing operations before income taxes for the six months ended June 30, 2010. Working capital requirements were favorably impacted by increased accruals for residual value guarantee charges related to the synthetic lease, certain legal matters and incentive compensation related to 2010 performance.

Net cash provided from operating activities for the six months ended June 30, 2009 was comprised of $129.3 million in earnings as adjusted for non-cash charges, offset in part, by a $48.1 million increase in cash required for working capital and $10.0 million in cash payments related to restructuring charges. The increase in working capital requirements for the six months ended June 30, 2009 was driven primarily by seasonal activity and the timing of interest payments on the Term Facilities.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $57.1 million for the six months ended June 30, 2010 compared to $41.4 million for the six months ended June 30, 2009.

Capital expenditures increased to $40.4 million for the six months ended June 30, 2010 from $38.9 million for the six months ended June 30, 2009 and included vehicle purchases of $15.6 million, recurring capital needs and information technology projects. The Company anticipates that capital expenditures, excluding vehicle fleet purchases, for 2010 will range from $55.0 million to $65.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. The Company’s capital requirement for fleet vehicles for 2010 is expected to range from $50.0 million to $60.0 million. As further discussed in “Liquidity”, the Company made a net cash payment of $43.2 million in July 2010 in connection with exiting certain real estate leases. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions, excluding the Merger, for the six months ended June 30, 2010 totaled $14.8 million, compared with $7.3 million for the six months ended June 30, 2009. Consideration paid for acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its acquisition program at Terminix, TruGreen LawnCare and Merry Maids.

The change in notes receivable, financial investments and securities for the six months ended June 30, 2010 compared to December 31, 2009 reflects a decrease in net sales of certain marketable securities.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $12.1 million for the six months ended June 30, 2010 compared to $65.2 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, the Company borrowed $10.0 million and made scheduled principal payments of long-term debt of $22.1 million. During the six months ended June 30, 2009, the Company completed open market purchases of $89.0 million in face value of the Permanent Notes for a cost of $41.0 million. The Company also made scheduled principal payments of long-term debt of $23.8 million during the six months ended June 30, 2009.

Liquidity

The Company is highly leveraged, and a very substantial portion of the Company’s liquidity needs arise from debt service on indebtedness incurred in connection with the Merger and from funding the Company’s operations, working capital and capital expenditures.

The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at June 30, 2010.

Through July 15, 2011, the Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Permanent Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding loans (“PIK Interest”), or 50 percent as Cash Interest and 50 percent as PIK Interest. Interest payable after July 15, 2011 is payable entirely as Cash Interest. All interest payments due through July 2010 were paid entirely as Cash Interest. The Company elected to pay all interest payable through January 2011 entirely as Cash Interest.

Cash and short- and long-term marketable securities totaled $422.3 million at June 30, 2010, compared with $385.6 million at December 31, 2009. As of June 30, 2010 and December 31, 2009, $278.7 million and $256.5 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, which could enhance our liquidity.

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At June 30, 2010, the Company’s residual value guarantees related to the leased assets totaled $65.1 million for which the Company has recorded a liability for the estimated fair value of these guarantees of approximately $1.4 million in the condensed consolidated statement of financial position.

The Company maintained lease facilities with banks totaling $65.2 million, which provided for the financing of branch properties to be leased by the Company. At June 30, 2010, approximately $65.2 million was funded under these facilities, including $12.5 million of leases that were accounted for as capital leases and were included on the condensed consolidated statement of financial position as assets with related debt. The balance of the funded amount was accounted for as operating leases. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. This $22.0 million investment was included in other assets in the condensed consolidated statement of financial position. The operating lease and capital lease classifications of these leases did not change as a result of the modifications. In July 2010, the Company purchased the properties for $65.2 million. The Company’s $22.0 million investment in the lease facilities was returned to the Company upon purchase, resulting in a net cash payment of $43.2 million.

In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $5.5 million in 2009 and $9.1 million in the first six months of 2010 related to this shortfall. The remaining $1.3 million was recorded in July 2010.

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

Under the terms of its fuel swap contracts, the Company is required to post collateral in certain circumstances, including in the event that the fair value of the contracts exceeds a certain agreed upon liability level. As of June 30, 2010, the fair value of the Company’s fuel swap contracts was an asset of $2.0 million, and the Company posted approximately $5.0 million in letters of credit as collateral for these contracts, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement (discussed below). We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of June 30, 2010, the Company had $500.0 million of remaining capacity available under the Revolving Credit Facility and $40.0 million of remaining capacity under the accounts receivable securitization arrangement.

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

Between the Merger and June 30, 2010, Holdings has completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $3.5 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively, related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $3.5 million and $3.0 million during the six months ended June 30, 2010 and 2009, respectively. Interest accrued by the Company and payable to Holdings as of June 30, 2010 and December 31, 2009 amounted to $3.2 million.

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

During the six months ended June 30, 2010, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of June 30, 2010 and December 31, 2009, the Company had $10.0 million outstanding under the arrangement and, as of June 30, 2010, had $40.0 million of remaining capacity available under the trade accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company under this arrangement may be reduced or eliminated. As part of the annual renewal of the facility, which last occurred on July 20, 2010, this Purchaser agreed to continue its participation in the arrangement at least through July 19, 2011.

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of 10 percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $278.7 million as of June 30, 2010, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $220.2 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect throughout 2010, and similar limitations will be re-computed as of December 31, 2010 and will be in effect in 2011. The remainder of the $278.7 million, or $58.5 million, is related to amounts that the Company’s management does not consider readily available to be used to service the Company’s indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 included disclosure of the Company’s contractual obligations and commitments as of December 31, 2009. The Company continues to make the contractually required payments and, therefore, the 2010 obligations and commitments as listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 have been reduced by the required payments. There were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes”, “expects”, “may”, “will”, “shall”, “should”, “would”, “could”, “seek”, “aims”, “projects”, “is optimistic”, “intends”, “plans”, “estimates”, “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, the degree and timing of economic recovery; governmental regulation or interpretation thereof; our liquidity; cash flows; results of operations; financial condition; prospects; growth strategies; future impairments; capital expenditures and requirements; customer retention; the continuation of acquisitions; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; and the impact of prevailing economic conditions.

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

•                  changes in interest rates because a significant portion of our indebtedness bears interest at variable rates;

•                  our ability to secure sources of financing or other funding to allow for direct purchases of commercial vehicles, primarily for TruGreen LawnCare, Terminix and TruGreen LandCare;

•                  changes in the source and intensity of competition in our market segments;

•                  weather conditions and seasonality factors that affect the demand for our services, including any impact from climate change factors, known and unknown;

•                  higher commodity prices and lack of availability, including fuel and fertilizers (primarily at TruGreen LawnCare, Terminix and TruGreen LandCare) could impact our ability to provide and the profitability of our brands;

•                  increases in operating costs, such as higher insurance premiums, self-insurance costs and health care costs;

•                  employee retention, labor shortages, including shortages due to immigration legislation, or increases in compensation and benefits costs, including costs related to the comprehensive health care reform law enacted in the first quarter of 2010;

•                  epidemics, pandemics or other public health concerns or crises could affect the demand for, or our ability to provide, our services resulting in a reduction in revenues;

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

•                  existing and future governmental regulation and the enforcement thereof, including regulation relating to restricting or banning of telemarketing; door-to-door solicitation; direct mail or other marketing activities; the Termite Inspection Protection Plan; pesticides and/or fertilizers; or other legislation, regulation or interpretations impacting our business models;

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

•                  risks associated with acquisitions and dispositions, including retaining customers from the businesses acquired, difficulties in integrating acquired businesses and achieving expected synergies therefrom;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into these contracts for trading or speculative purposes. The market risk associated with debt obligations and other significant instruments as of June 30, 2010 has not materially changed from December 31, 2009 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 25 million gallons of fuel on an annual basis. A 10 percent change in fuel prices would result in a change of approximately $6.5 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2010, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $75.1 million, maturing through 2011. The estimated fair value of these contracts at June 30, 2010 was an asset of $2.0 million. These fuel swap contracts provide a fixed price for approximately 80.2 percent and 61.5 percent of the Company’s estimated fuel usage for the remainder of 2010 and 2011, respectively.

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

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective and class action basis, regulatory, insured and uninsured employment, general, and commercial liability actions and environmental proceedings.  For instance, American Home Shield Corporation was sued in a putative class action on May 26, 2009 in the U.S. District Court for the Northern District of Alabama by Abigail Rudd, et al., and is alleged to have violated Section 8 of the Real Estate Settlement Procedures Act in connection with certain payments made to real estate agencies.  The plaintiffs seek damages equal to three times the amount of the allegedly improper payments occurring after May 26, 2008.  The Company intends to defend its interests vigorously.

Additionally, the Company has entered into settlement agreements in certain cases, including putative class actions, which are subject to court approval. If one or more of these settlements are not finally approved, the Company could have additional or different exposure. The enactment of new federal or state legislation or the promulgation of new regulation or interpretation at any level of government may also expose the Company to potential new liabilities or costs, or may require the Company to modify its business model or business practices. At this time, the Company does not expect any of these proceedings or changes in law to have a material effect on its financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings may not be material to its financial position, results of operations and cash flows for any period in which costs, if any, are recognized.

ITEM 5. OTHER INFORMATION

In August 2010, ServiceMaster received a letter from the SEC Staff informing ServiceMaster that the SEC Staff does not intend to recommend any enforcement action by the SEC against ServiceMaster related to an investigation described in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

ITEM 6. EXHIBITS

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

Date: August 16, 2010

THE SERVICEMASTER COMPANY (Registrant)

By:	/s/ Steven J. Martin
Steven J. Martin
Senior Vice President and Chief Financial Officer