Form 10-Q
period 2010-09-30
SERVICEMASTER CO
filed 2010-11-15
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant is a privately held corporation and its equity shares are not publicly traded. At November 15, 2010, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

The ServiceMaster Company is not required to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and is doing so on a voluntary basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three months ended September 30,
	2010	2009
Operating Revenue	$977,260	$920,514

Operating Costs and Expenses:
Cost of services rendered and products sold	561,236	527,445
Selling and administrative expenses	266,794	249,302
Amortization expense	30,868	40,429
Restructuring and Merger related charges	1,690	8,498
Total operating costs and expenses	860,588	825,674

Operating Income	116,672	94,840

Non-operating Expense (Income):
Interest expense	71,267	74,216
Interest and net investment income	(3,989)	(4,558)
Other expense	209	176

Income from Continuing Operations before Income Taxes	49,185	25,006
Provision for income taxes	43,790	4,102

Income from Continuing Operations	5,395	20,904

Loss from discontinued operations, net of income taxes	(105)	(396)
Net Income	$5,290	$20,508

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Nine months ended September 30,
	2010	2009
Operating Revenue	$2,619,730	$2,523,733

Operating Costs and Expenses:
Cost of services rendered and products sold	1,537,337	1,475,218
Selling and administrative expenses	714,132	662,994
Amortization expense	111,761	121,139
Goodwill and trade name impairment	46,884	—
Restructuring and Merger related charges	9,781	22,859
Total operating costs and expenses	2,419,895	2,282,210

Operating Income	199,835	241,523

Non-operating Expense (Income):
Interest expense	217,117	225,538
Interest and net investment income	(7,487)	(3,192)
Gain on extinguishment of debt	—	(46,106)
Other expense	556	555

(Loss) Income from Continuing Operations before Income Taxes	(10,351)	64,728
Provision for income taxes	3,888	20,720

(Loss) Income from Continuing Operations	(14,239)	44,008

Loss from discontinued operations, net of income taxes	(687)	(666)
Net (Loss) Income	$(14,926)	$43,342

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position

(In thousands, except share data)

	As of September 30, 2010	As of December 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$197,040	$253,463
Marketable securities	28,127	21,120
Receivables, less allowance of $21,335 and $20,314, respectively	442,093	348,655
Inventories	77,812	76,592
Prepaid expenses and other assets	46,020	36,564
Deferred customer acquisition costs	43,121	36,070
Deferred taxes	16,757	21,595
Assets of discontinued operations	10	42
Total Current Assets	850,980	794,101
Property and Equipment:
At cost	448,982	345,100
Less: accumulated depreciation	(180,122)	(132,965)
Net property and equipment	268,860	212,135

Other Assets:
Goodwill	3,119,484	3,119,754
Intangible assets, primarily trade names, service marks and trademarks, net	2,689,260	2,787,237
Notes receivable	23,880	23,490
Long-term marketable securities	111,518	111,066
Other assets	7,094	31,799
Debt issuance costs	55,909	66,807
Total Assets	$7,126,985	$7,146,389

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$99,005	$73,471
Accrued liabilities:
Payroll and related expenses	102,711	74,385
Self-insured claims and related expenses	86,037	87,332
Other	139,590	156,649
Deferred revenue	452,751	449,746
Liabilities of discontinued operations	656	2,806
Current portion of long-term debt	50,316	64,395
Total Current Liabilities	931,066	908,784

Long-Term Debt	3,906,902	3,910,549

Other Long-Term Liabilities:
Deferred taxes	932,656	957,077
Liabilities of discontinued operations	4,078	4,145
Other long-term obligations	178,719	179,503
Total Other Long-Term Liabilities	1,115,453	1,140,725

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,453,393	1,446,529
Retained deficit	(251,350)	(236,424)
Accumulated other comprehensive loss	(28,479)	(23,774)
Total Shareholder’s Equity	1,173,564	1,186,331
Total Liabilities and Shareholder’s Equity	$7,126,985	$7,146,389

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2010	2009
Cash and Cash Equivalents at Beginning of Period	$253,463	$405,587

Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(14,926)	43,342
Adjustments to reconcile net income to net cash provided from operating activities:
Loss from discontinued operations	687	666
Depreciation expense	50,699	48,781
Amortization expense	111,761	121,139
Amortization of debt issuance costs	10,933	10,989
Gain on extinguishment of debt	—	(46,106)
Deferred income tax (benefit) provision	(13,516)	6,887
Stock-based compensation expense	6,864	5,992
Goodwill and trade name impairment	46,884	—
Restructuring and Merger related charges	9,781	22,859
Cash payments related to restructuring charges	(10,249)	(19,805)
Change in working capital, net of acquisitions:
Current income taxes	3,827	12,933
Receivables	(95,207)	(56,039)
Inventories and other current assets	(21,260)	(16,533)
Accounts payable	27,929	(9,214)
Deferred revenue	1,042	(2,919)
Accrued liabilities	(1,416)	(63,185)
Other, net	5,406	9,417
Net Cash Provided from Operating Activities from Continuing Operations	119,239	69,204

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(105,292)	(50,470)
Sale of equipment and other assets	1,558	2,756
Acquisition of The ServiceMaster Company	(2,219)	(1,482)
Other business acquisitions, net of cash acquired	(52,488)	(20,730)
Notes receivable, financial investments and securities, net	20,954	8,032
Net Cash Used for Investing Activities from Continuing Operations	(137,487)	(61,894)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	15,000	—
Payments of debt	(49,797)	(201,371)
Debt issuance costs paid	(30)	(410)
Net Cash Used for Financing Activities from Continuing Operations	(34,827)	(201,781)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(3,348)	(2,329)
Cash used for investing activities	—	(914)
Net Cash Used for Discontinued Operations	(3,348)	(3,243)

Cash Decrease During the Period	(56,423)	(197,714)

Cash and Cash Equivalents at End of Period	$197,040	$207,873

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

On July 24, 2007 (the “Closing Date”), the Merger was completed, and, immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, Inc. (now operated as Clayton, Dubilier & Rice, LLC, “CD&R”), Citigroup Private Equity LP (together with its affiliate, Citigroup Alternative Investments LLC, “Citigroup”), BAS Capital Funding Corporation (“BAS”) and J.P. Morgan Ventures Corporation (“JP Morgan”) (collectively, the “Equity Sponsors”).

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

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one-to-one basis into 10.75%/11.50% senior toggle notes maturing in 2015 (the “Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which ServiceMaster filed with the Securities and Exchange Commission (“SEC”) a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated, on November 19, 2009.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following selected accounting policies should be read in conjunction with that Annual Report on Form 10-K.

Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. Revenues from landscaping services are recognized as they are earned based upon contractual arrangements or when services are performed for non-contractual arrangements. The Company eradicates termites through the use of non-baiting methods (e.g., fumigation or liquid treatments) and baiting systems. Termite services using baiting systems, termite inspection and protection contracts, as well as home service contracts, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for home service contracts) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). The Company regularly reviews its estimates of direct costs for its termite bait and home service contracts and adjusts the estimates when appropriate. Revenue from trade name licensing arrangements is recognized when earned.

The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $17.3 million and $51.9 million for the three and nine months ended September 30, 2010, respectively, and $20.3 million and $49.9 million for the three and nine months ended September 30, 2009, respectively. Consolidated operating income from continuing operations was $116.7 million and $199.8 million for the three and nine months ended September 30, 2010, respectively, and $94.8 million and $241.5 million for the three and nine months ended September 30, 2009, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $452.8 million and $449.7 million of deferred revenue at September 30, 2010 and December 31, 2009, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

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

Note 3. Restructuring and Merger Related Charges

The Company incurred restructuring and Merger related charges of $1.7 million ($1.0 million, net of tax) and $9.8 million ($6.0 million, net of tax) for the three and nine months ended September 30, 2010, respectively, and $8.5 million ($5.6 million, net of tax) and $22.9 million ($14.4 million, net of tax) for the three and nine months ended September 30, 2009, respectively. Restructuring and Merger related charges were comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
TruGreen LawnCare reorganization and restructuring(1)	$695	$5,951	$6,657	$5,951
Information technology outsourcing(2)	—	—	—	9,461
Terminix branch optimization(3)	—	—	—	3,219
Merger related charges(4)	44	786	1,180	2,234
Other(5)	951	1,761	1,944	1,994
Total restructuring and Merger related charges	$1,690	$8,498	$9,781	$22,859

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended September 30, 2010, these costs included consulting fees of $0.7 million. For the nine months ended September 30, 2010, these costs included consulting fees of $4.5 million and severance, lease termination and other costs of $2.2 million. For the three and nine months ended September 30, 2009, these costs included consulting fees of $4.1 million and severance, lease termination and other costs of $1.9 million.

(2)                                  On December 11, 2008, the Company entered into an agreement with International Business Machines Corporation (“IBM”) pursuant to which IBM provides information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the nine months ended September 30, 2009, these costs included transition fees paid to IBM of $7.2 million, employee retention and severance costs of $1.3 million and consulting and other costs of $1.0 million.

(3)                                  Represents restructuring charges related to a branch optimization project. For the nine months ended September 30, 2009, these costs included lease termination costs of $2.8 million and severance costs of $0.4 million.

(4)                                  Includes severance, retention, legal fees and other costs associated with the Merger.

(5)                                  For the three and nine months ended September 30, 2010, these costs included adjustments to lease termination reserves related to previous restructuring initiatives of $1.2 million and $1.7 million, respectively, and consulting and other (credits) costs of ($0.2) million and $0.2 million, respectively. For the three and nine months ended September 30, 2009, these costs included adjustments to lease termination reserves related to previous restructuring initiatives of $0.4 million and consulting and other costs of $1.4 million and $1.6 million, respectively.

The pretax charges discussed above are reported in the “Restructuring and Merger related charges” line in the condensed consolidated statement of operations.

A reconciliation of the beginning and ending balances of accrued restructuring and Merger related charges, which are included in Accrued Liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Restructuring and Merger Related Charges
Balance at December 31, 2009	$12,083
Costs incurred	9,781
Costs paid or otherwise settled	(17,085)
Balance at September 30, 2010	$4,779

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At September 30, 2010, the Company’s residual value guarantees related to the leased assets totaled $59.2 million for which the Company has recorded a liability for the estimated fair value of these guarantees of approximately $1.3 million in the condensed consolidated statement of financial position.

Prior to the Merger, the Company maintained lease facilities with banks totaling $65.2 million, which provided for the financing of branch properties to be leased by the Company. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. In July 2010, the Company purchased the properties for $65.2 million. The Company’s $22.0 million investment in the lease facilities was returned to the Company upon purchase, resulting in a net cash payment of $43.2 million. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $1.4 million and $10.4 million in the three and nine months ended September 30, 2010, respectively, and $2.7 million for the three and nine months ended September 30, 2009 related to this shortfall.

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance policies from third party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. As of September 30, 2010 and December 31, 2009, the Company had accrued self-insured claims of $128.3 million and $131.3 million, respectively, which are included in Accrued Liabilities — Self-insured claims and related expenses and Other long-term obligations on the condensed consolidated statements of financial position. During the nine months ended September 30, 2010 and 2009, the Company recorded provisions for uninsured claims totaling $26.2 million and $27.2 million, respectively, and the Company paid claims totaling $29.2 million and $34.7 million, respectively. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

Note 5. Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges in the three months ended September 30, 2010. The results for the nine months ended September 30, 2010 include a non-cash impairment charge of $46.9 million to reduce the carrying value of goodwill and trade names as a result of the Company’s interim impairment testing of goodwill and indefinite-lived intangible assets. There were no goodwill or trade name impairment charges in the three and nine months ended September 30, 2009.

Based on the results of operations at TruGreen LandCare in the first six months of 2010 and the revised outlook for the remainder of 2010, the Company concluded there was an impairment indicator requiring the performance of an interim goodwill impairment test for the TruGreen LandCare reporting unit as of June 30, 2010. The first step of the goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determined the fair value of the TruGreen LandCare reporting unit using a combination of a discounted cash flow analysis, a market-based comparable approach and a market-based transaction approach. Based on the results of the step one analysis, the Company determined that the carrying value of the TruGreen LandCare reporting unit exceeded its fair value, indicating that goodwill was potentially impaired. As a result, the Company completed the second step of the goodwill impairment test which involves calculating the implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The Company determined that the implied fair value of goodwill was less than the carrying value for TruGreen LandCare by $43.0 million, which was recorded as a goodwill impairment charge in the second quarter of 2010. As of June 30 and September 30, 2010, there was no remaining goodwill at TruGreen LandCare.

As a result of the aforementioned goodwill impairment indicators and in accordance with applicable accounting standards, the Company performed an impairment analysis on its indefinite lived intangible asset related to TruGreen LandCare’s trade name to determine its fair value as of June 30, 2010. Based on the lower projected cash flows for TruGreen LandCare as discussed above, the Company determined the fair value attributable to the indefinite lived intangible asset was less than the carrying value for TruGreen LandCare by $3.9 million, which was recorded as a trade name impairment in the second quarter of 2010.

The Company determined that there were no additional impairment indicators for goodwill or other indefinite lived intangible assets as of September 30, 2010.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance at Dec. 31, 2009	$1,178,436	$43,901	$1,361,698	$348,010	$135,713	$51,996	$3,119,754
Impairment charge	—	(42,984)	—	—	—	—	(42,984)
Acquisitions	11,786	—	31,762	—	—	1,214	44,762
Other(1)	(393)	(917)	(483)	(190)	11	(76)	(2,048)
Balance at Sept. 30, 2010	$1,189,829	$—	$1,392,977	$347,820	$135,724	$53,134	$3,119,484

(1)                                 Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

The accumulated impairment losses as of September 30, 2010 were $43.0 million associated with our TruGreen LandCare segment. There were no accumulated impairment losses as of December 31, 2009.

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30, 2010			As of December 31, 2009
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,375,787	$—	$2,375,787	$2,380,100	$—	$2,380,100
Customer relationships	682,618	(451,487)	231,131	669,581	(352,605)	316,976
Franchise agreements	88,000	(33,058)	54,942	88,000	(26,418)	61,582
Other	54,690	(27,290)	27,400	49,630	(21,051)	28,579
Total	$3,201,095	$(511,835)	$2,689,260	$3,187,311	$(400,074)	$2,787,237

(1)           Not subject to amortization. Reflects the $3.9 million trade name impairment at TruGreen LandCare discussed above and the impact of the amortization of tax deductible goodwill at TruGreen LandCare, which is applied to the trade name balance beginning July 1, 2010.

Note 6. Stock-Based Compensation

For the three and nine months ended September 30, 2010, the Company recognized stock-based compensation expense of $2.5 million ($1.5 million, net of tax) and $6.9 million ($4.3 million, net of tax), respectively. For the three and nine months ended September 30, 2009, the Company recognized stock-based compensation expense of $2.1 million ($1.7 million, net of tax) and $6.0 million ($4.1 million, net of tax), respectively. As of September 30, 2010, there was $21.1 million of total unrecognized compensation cost related to non-vested stock options and restricted share units (“RSUs”) granted by Holdings under the ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.2 years.

As of September 24, 2010, the board of directors and stockholders of Holdings approved an amendment to the MSIP. The amendment to the MSIP increased by 800,000 the maximum number of shares of Holdings’ common stock available for issuance thereunder, to 13,845,000, and provides for the award of RSUs under the MSIP.

In addition, on September 24, 2010, the compensation committee of the Holdings board of directors approved an employee restricted stock unit agreement to be used when awards of RSUs are made under the MSIP and granted 735,000 RSU awards to certain senior executives of ServiceMaster. The RSUs had a grant-date fair value of $10 per unit and will vest in three equal annual installments, subject to an employee’s continued employment. Upon vesting, each RSU will be converted into one share of Holdings’ common stock.

On September 7, 2010, ServiceMaster announced the retirement of its Chief Executive Officer (“CEO”) with a targeted retirement date of December 31, 2010, or such earlier or later date as a successor CEO is appointed. On September 8, 2010, in connection with the CEO’s retirement, Holdings extended the option period on the CEO’s vested standalone options to three years following his departure date. This extension of the option period is considered a stock option modification resulting in additional stock compensation expense of $0.5 million, of which $0.3 million was recorded in the third quarter of 2010.

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009 is presented in the following table:

	Nine months ended
	September 30,
(In thousands)	2010	2009
Cash paid for or (received from):
Interest expense	$238,727	$266,943
Interest and dividend income	(3,997)	(5,193)
Income taxes, net of refunds	12,139	1,457

Note 8. Comprehensive Income

Total comprehensive income (loss) was $6.7 million and ($19.6) million for the three and nine months ended September 30, 2010 and $24.5 million and $66.2 million for the three and nine months ended September 30, 2009, respectively. Total comprehensive income primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation.

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

During the nine months ended September 30, 2010, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of September 30, 2010 and December 31, 2009, the Company had $10.0 million outstanding under the arrangement and, as of September 30, 2010, had $40.0 million of remaining capacity available under the trade accounts receivable securitization arrangement.

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

The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in the condensed consolidated financial statements. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the third party Purchaser’s pooled commercial paper rate (0.36% at September 30, 2010). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012, the final termination date of the arrangement.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in the condensed consolidated statement of financial position caption “Cash and cash equivalents”. As of September 30, 2010 and December 31, 2009, the Company’s investments consist primarily of domestic publicly traded debt and certificates of deposit totaling $102.0 million and $93.9 million, respectively, and common equity securities of $37.7 million and $38.3 million, respectively.

The aggregate market value of the Company’s short-term and long-term investments in debt and equity securities was $139.7 million and $132.2 million, and the aggregate cost basis was $131.4 million and $126.7 million at September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010 and December 31, 2009, $296.0 million and $256.5 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities, and impairment charges due to other than temporary declines in the value of certain investments.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Gross realized gains, pre-tax	$988	$1,250	$2,089	$2,812
Gross realized gains, net of tax	605	770	1,279	1,732

Gross realized losses, pre-tax	(52)	(137)	(178)	(1,490)
Gross realized losses, net of tax	(32)	(84)	(109)	(918)

Impairment charges, pre-tax	—	—	—	(5,854)
Impairment charges, net of tax	—	—	—	(3,606)

The table below summarizes unrealized gains and losses in the investment portfolio.

(In thousands)	As of September 30, 2010	As of December 31, 2009
Unrealized gains	$10,363	$7,674
Unrealized losses	(2,099)	(2,226)
Portion of unrealized losses which had been in a loss position for more than one year	(189)	(739)
Aggregate fair value of the investments with unrealized losses	4,290	26,837

Note 11. Long-Term Debt

Long-term debt at September 30, 2010 and December 31, 2009 is summarized in the following table:

(In thousands)	As of September 30, 2010	As of December 31, 2009
Senior secured term loan facility maturing in 2014	$2,563,875	$2,583,750
10.75% /11.50% senior toggle notes maturing in 2015	1,061,000	1,061,000
Revolving credit facility maturing in 2013	—	—
7.10% notes maturing in 2018(1)	65,068	63,624
7.45% notes maturing in 2027(1)	149,887	147,885
7.25% notes maturing in 2038(1)	60,431	59,824
Other	56,957	58,861
Less current portion	(50,316)	(64,395)
Total long-term debt	$3,906,902	$3,910,549

(1)          The increase in the balance from December 31, 2009 to September 30, 2010 reflects the amortization of fair value adjustments related to purchase accounting, which effectively increases the stated coupon interest rates.

The Company had $34.5 million and $70.2 million of accrued interest at September 30, 2010 and December 31, 2009, respectively. Accrued interest is included in Accrued Liabilities — Other on the condensed consolidated statements of financial position.

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

Note 12. Discontinued Operations

Reported “loss from discontinued operations, net of income taxes” for all periods presented includes the operating results of the sold businesses noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The operating results of discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Operating Results:
Operating revenue	$—	$6	$—	$62
Operating loss	(227)	(609)	(1,171)	(1,050)
Loss from discontinued operations, before income taxes	(227)	(609)	(1,171)	(1,050)
Benefit from income taxes	(122)	(213)	(484)	(384)
Loss from discontinued operations, net of income taxes	$(105)	$(396)	$(687)	$(666)

The table below summarizes the activity for the nine months ended September 30, 2010 for the remaining liabilities from operations that were disposed of in years prior to 2010. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2009	Cash Payments or Other	Expense	As of September 30, 2010
Remaining liabilities of discontinued operations:
ARS/AMS	$2,921	$(2,459)	$639	$1,101
LandCare Construction	722	(85)	11	648
LandCare utility line clearing business	911	(102)	—	809
Certified Systems, Inc. and other	2,149	(207)	1	1,943
InStar	248	(51)	36	233
Total liabilities of discontinued operations	$6,951	$(2,904)	$687	$4,734

Note 13. Income Taxes

The effective tax rates for the three and nine months ending September 30, 2010 are 89.0 percent and (37.6) percent, respectively. As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The computed effective rate for the three months ending September 30, 2010 is higher than the customary relationship between income tax expense and income from continuing operations before income taxes due to a change in our forecasted annual rate. The computed effective rate for the nine months ending September 30, 2010 is lower than the customary relationship between income tax expense and loss from continuing operations before income taxes primarily due to the Company incurring foreign and state tax expense despite anticipating a full year loss from continuing operations before income taxes.

At September 30, 2010 and December 31, 2009, the Company had $14.9 million and $15.4 million, respectively, of tax benefits primarily reflected in state tax returns that had not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $9.3 million during the next 12 months.

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

In the second quarter of 2010, the Company revised its methodology for the allocation of general corporate overhead expenses to each reportable segment. The portion of general corporate support services previously allocated to each reportable segment is now reflected in the Other Operations and Headquarters segment. Under the revised method, allocations are limited to corporate support services incurred directly on behalf of each reportable segment. The operating income presented below for each reportable segment has been revised to reflect the new allocation methodology for all periods presented. The revision to the allocation methodology had no impact on reported operating revenue for each reportable segment or total operating income.

Segment information for continuing operations is presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Operating Revenue:
TruGreen LawnCare	$371,298	$351,830	$874,022	$834,899
TruGreen LandCare	58,278	63,244	180,541	199,562
Terminix	295,172	272,598	889,482	843,134
American Home Shield	196,913	179,617	513,910	490,308
ServiceMaster Clean	34,041	32,132	98,337	92,869
Other Operations and Headquarters	21,558	21,093	63,438	62,961
Total Operating Revenue	$977,260	$920,514	$2,619,730	$2,523,733
Operating Income (Loss):(1),(2),(3)
TruGreen LawnCare	$66,730	$51,373	$80,248	$75,382
TruGreen LandCare	(5,138)	27	(52,367)	8,658
Terminix	44,979	37,490	166,714	152,778
American Home Shield	28,777	24,279	57,245	60,423
ServiceMaster Clean	13,464	12,549	38,708	36,673
Other Operations and Headquarters	(32,140)	(30,878)	(90,713)	(92,391)
Total Operating Income	$116,672	$94,840	$199,835	$241,523

(1)          Presented below is a reconciliation of segment operating income to income (loss) from continuing operations before income taxes.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Total Segment Operating Income	$116,672	$94,840	$199,835	$241,523
Non-operating expense (income):
Interest expense	71,267	74,216	217,117	225,538
Interest and net investment income	(3,989)	(4,558)	(7,487)	(3,192)
Gain on extinguishment of debt	—	—	—	(46,106)
Other expense	209	176	556	555
Income (Loss) from Continuing Operations before Income Taxes	$49,185	$25,006	$(10,351)	$64,728

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Restructuring and Merger related charges:
TruGreen LawnCare	$695	$5,951	$6,657	$5,951
TruGreen LandCare	127	184	785	133
Terminix	1,061	214	1,139	3,365
American Home Shield	—	30	(127)	105
ServiceMaster Clean	61	—	61	—
Other Operations and Headquarters	(254)	2,119	1,266	13,305
Total restructuring and Merger related charges	$1,690	$8,498	$9,781	$22,859

Note 15. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2.0 million, which is payable quarterly. On July 30, 2009, the consulting agreement was amended and the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align our fee structure with current market rates. Under this agreement, the Company recorded a management fee of $1.6 million and $4.7 million for the three and nine months ended September 30, 2010, respectively, and $3.7 million and $4.7 million for the three and nine months ended September 30, 2009, respectively. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were recorded and paid to CD&R in the third quarter of 2009. The amended consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through September 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company pays annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $0.3 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, and $0.9 million for the three and nine months ended September 30, 2009. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were recorded and paid to Citigroup, BAS and JPMorgan in the third quarter of 2009. On September 30, 2010, Citigroup transferred the management responsibility for, and its proprietary interests in, certain investment funds that own shares of common stock of Holdings to StepStone Group LLC (“StepStone”) and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under the consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup will be paid to StepStone.

Between the Merger and September 30, 2010, Holdings has completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $5.2 million for the nine months ended September 30, 2010 and 2009, respectively, related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $7.0 million and $6.5 million during the nine months ended September 30, 2010 and 2009, respectively. Interest accrued by the Company and payable to Holdings as of September 30, 2010 and December 31, 2009 amounted to $1.4 million and $3.2 million, respectively.

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

In December 2009, the FASB issued ASU 2009-17, “Accounting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R) made by Statement of Financial Accounting Standards (“SFAS”) 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualifying special-purpose entities. This standard applies prospectively for fiscal years beginning on or after November 15, 2009. The Company adopted the required provisions of this standard during the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 17. Fair Value of Financial Instruments

The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss), or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statement of operations if the decline in value is other than temporary. The carrying amount of total debt was $3,957.2 million and $3,974.9 million and the estimated fair value was $3,903.5 million and $3,716.5 million at September 30, 2010 and December 31, 2009, respectively. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2010 and December 31, 2009.

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

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value for the periods presented are as follows:

		As of September 30, 2010				As of December 31, 2009
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$9,984	$9,984	$—	$—	$9,985	$9,985
Investments in marketable securities	Marketable securities and Long-term marketable securities	129,661	45,798	83,863	—	122,201	122,201
Fuel swap contracts:
Current	Prepaid expenses and other assets	3,382	—	—	3,382	7,840	7,840
Noncurrent	Other assets	640	—	—	640	—	—
Total financial assets		$143,667	$55,782	$83,863	$4,022	$140,026	$140,026

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$804	$—	$—	$804	$924	$924
Noncurrent	Other long-term obligations	192	—	—	192	—	—
Interest rate swap contracts	Other long-term obligations	62,385	—	62,385	—	54,120	54,120
Total financial liabilities		$63,381	$—	$62,385	$996	$55,044	$55,044

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2009	$6,916
Total gains (losses) (realized and unrealized)
Included in earnings(1)	4,154
Included in other comprehensive income	(3,890)
Settlements, net	(4,154)
Balance at September 30, 2010	$3,026

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2008	$(24,924)
Total gains (losses) (realized and unrealized)
Included in earnings(1)	(20,881)
Included in other comprehensive income	24,584
Settlements, net	20,881
Balance at September 30, 2009	$(340)

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

The effect of derivative instruments on the condensed consolidated statement of operations and other comprehensive income for the nine months ended September 30, 2010 and 2009, respectively, is presented as follows:

(In thousands)	Effective Portion of Loss Recognized in Accumulated Other	Effective Portion of Gain (Loss) Reclassified from Accumulated Other
Derivatives designated as Cash Flow Hedge	Comprehensive Income (Loss)	Comprehensive Income (Loss) into Income	Location of Gain (Loss)
Relationships	Nine months ended September 30, 2010		included in Income

Fuel swap contracts	$(3,890)	$4,154	Cost of services rendered and products sold
Interest rate swap contracts	$(8,265)	$(38,516)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Effective Portion of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Location of Gain (Loss)
Relationships	Nine months ended September 30, 2009		included in Income

Fuel swap contracts	$24,584	$(20,881)	Cost of services rendered and products sold
Interest rate swap contracts	$(2,752)	$(36,841)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the nine months ended September 30, 2010. As of September 30, 2010, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $78.2 million, maturing through 2012. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2010, the Company had posted $5.0 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. As of September 30, 2010, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.430 billion, maturing through 2013.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $21.2 million, net of tax, at September 30, 2010. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$758,593	$224,864	$(6,197)	$977,260

Operating Costs and Expenses:
Cost of services rendered and products sold	—	457,808	109,421	(5,993)	561,236
Selling and administrative expenses	2,464	164,497	99,913	(80)	266,794
Amortization expense	56	21,848	8,964	—	30,868
Restructuring and Merger related charges	44	1,944	(298)	—	1,690
Total operating costs and expenses	2,564	646,097	218,000	(6,073)	860,588

Operating (Loss) Income	(2,564)	112,496	6,864	(124)	116,672

Non-operating Expense (Income):
Interest expense (income)	48,752	26,097	(3,458)	(124)	71,267
Interest and net investment (income) loss	(825)	2,164	(5,328)	—	(3,989)
Other expense	—	—	209	—	209

(Loss) Income from Continuing Operations before Income Taxes	(50,491)	84,235	15,441	—	49,185
Provision for income taxes	2,567	22,454	18,769	—	43,790

(Loss) Income from Continuing Operations	(53,058)	61,781	(3,328)	—	5,395
Income (loss) from discontinued operations, net of income taxes	—	80	(185)	—	(105)
Equity in losses of subsidiaries (net of tax)	58,348	(8,864)	—	(49,484)	—
Net Income (Loss)	$5,290	$52,997	$(3,513)	$(49,484)	$5,290

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$719,387	$219,992	$(18,865)	$920,514

Operating Costs and Expenses:
Cost of services rendered and products sold	—	448,203	98,107	(18,865)	527,445
Selling and administrative expenses	5,171	159,575	84,556	—	249,302
Amortization expense	55	31,431	8,943	—	40,429
Restructuring and Merger related charges	786	6,349	1,363	—	8,498
Total operating costs and expenses	6,012	645,558	192,969	(18,865)	825,674

Operating (Loss) Income	(6,012)	73,829	27,023	—	94,840

Non-operating Expense (Income):
Interest expense (income)	72,226	5,597	(3,607)	—	74,216
Interest and net investment income	(40)	(2,290)	(2,228)	—	(4,558)
Other expense	—	—	176	—	176

(Loss) Income from Continuing Operations before Income Taxes	(78,198)	70,522	32,682	—	25,006
(Benefit) provision for income taxes	(53,727)	41,660	16,169	—	4,102

(Loss) Income from Continuing Operations	(24,471)	28,862	16,513	—	20,904
Loss from discontinued operations, net of income taxes	—	—	(396)	—	(396)
Equity in earnings of subsidiaries (net of tax)	44,979	10,736	—	(55,715)	—
Net Income	$20,508	$39,598	$16,117	$(55,715)	$20,508

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,054,342	$607,004	$(41,616)	$2,619,730

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,291,877	286,872	(41,412)	1,537,337
Selling and administrative expenses	7,004	426,144	281,064	(80)	714,132
Amortization expense	167	84,700	26,894	—	111,761
Goodwill and trade name impairment	—	46,884	—	—	46,884
Restructuring and Merger related charges	1,180	8,642	(41)	—	9,781
Total operating costs and expenses	8,351	1,858,247	594,789	(41,492)	2,419,895

Operating (Loss) Income	(8,351)	196,095	12,215	(124)	199,835

Non-operating Expense (Income):
Interest expense (income)	148,818	78,282	(9,859)	(124)	217,117
Interest and net investment loss (income)	1,344	4,906	(13,737)	—	(7,487)
Other expense	—	—	556	—	556

(Loss) Income from Continuing Operations before Income Taxes	(158,513)	112,907	35,255	—	(10,351)
(Benefit) provision for income taxes	(49,875)	6,446	47,317	—	3,888

(Loss) Income from Continuing Operations	(108,638)	106,461	(12,062)	—	(14,239)
Income (loss) from discontinued operations, net of income taxes	—	415	(1,102)	—	(687)
Equity in losses of subsidiaries (net of tax)	93,712	(22,449)	—	(71,263)	—
Net (Loss) Income	$(14,926)	$84,427	$(13,164)	$(71,263)	$(14,926)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,984,354	$594,683	$(55,304)	$2,523,733

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,263,312	267,210	(55,304)	1,475,218
Selling and administrative expenses	7,178	419,898	235,918	—	662,994
Amortization expense	165	94,032	26,942	—	121,139
Restructuring and Merger related charges	2,234	9,449	11,176	—	22,859
Total operating costs and expenses	9,577	1,786,691	541,246	(55,304)	2,282,210

Operating (Loss) Income	(9,577)	197,663	53,437	—	241,523

Non-operating Expense (Income):
Interest expense (income)	233,326	2,116	(9,904)	—	225,538
Interest and net investment loss (income)	1,123	2,142	(6,457)	—	(3,192)
Gain on extinguishment of debt	(46,106)	—	—	—	(46,106)
Other expense	—	—	555	—	555

(Loss) Income from Continuing Operations before Income Taxes	(197,920)	193,405	69,243	—	64,728
(Benefit) provision for income taxes	(110,795)	66,307	65,208	—	20,720

(Loss) Income from Continuing Operations	(87,125)	127,098	4,035	—	44,008
Loss from discontinued operations, net of income taxes	—	—	(666)	—	(666)
Equity in earnings of subsidiaries (net of tax)	130,467	(5,148)	—	(125,319)	—
Net Income	$43,342	$121,950	$3,369	$(125,319)	$43,342

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of September 30, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$39,114	$20,284	$137,642	$—	$197,040
Marketable securities	—	—	28,127		28,127
Receivables	1,202	185,959	459,318	(204,386)	442,093
Inventories	—	75,243	2,569	—	77,812
Prepaid expenses and other assets	3,242	24,593	18,185	—	46,020
Deferred customer acquisition costs	—	22,060	21,061	—	43,121
Deferred taxes	—	15,988	1,017	(248)	16,757
Assets of discontinued operations	—	—	10	—	10
Total Current Assets	43,558	344,127	667,929	(204,634)	850,980
Property and Equipment:
At cost	—	324,433	124,549	—	448,982
Less: accumulated depreciation	—	(129,944)	(50,178)	—	(180,122)
Net property and equipment	—	194,489	74,371	—	268,860

Other Assets:
Goodwill	—	2,755,130	364,354	—	3,119,484
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,921,985	767,275	—	2,689,260
Notes receivable	2,012,779	287	31,543	(2,020,729)	23,880
Long-term marketable securities	9,984	—	101,534	—	111,518
Investments in and advances to subsidiaries	3,671,237	1,493,466	—	(5,164,703)	—
Other assets	101,555	4,101	1,015	(99,577)	7,094
Debt issuance costs	55,909	—	—	—	55,909
Total Assets	$5,895,022	$6,713,585	$2,008,021	$(7,489,643)	$7,126,985

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$5	$58,269	$40,731	$—	$99,005
Accrued liabilities:
Payroll and related expenses	2,211	58,159	42,341	—	102,711
Self-insured claims and related expenses	—	21,846	64,191	—	86,037
Other	43,677	46,867	49,294	(248)	139,590
Deferred revenue	—	139,123	313,628	—	452,751
Liabilities of discontinued operations	—	233	423	—	656
Current portion of long-term debt	111,382	13,778	129,542	(204,386)	50,316
Total Current Liabilities	157,275	338,275	640,150	(204,634)	931,066

Long-Term Debt	3,873,749	2,010,286	43,596	(2,020,729)	3,906,902

Other Long-Term Liabilities:
Deferred taxes	—	760,180	272,053	(99,577)	932,656
Intercompany payable	610,198	—	61,804	(672,002)	—
Liabilities of discontinued operations	—	—	4,078	—	4,078
Other long-term obligations	80,236	1,737	96,746	—	178,719
Total Other Long-Term Liabilities	690,434	761,917	434,681	(771,579)	1,115,453

Shareholder’s Equity	1,173,564	3,603,107	889,594	(4,492,701)	1,173,564

Total Liabilities and Shareholder’s Equity	$5,895,022	$6,713,585	$2,008,021	$(7,489,643)	$7,126,985

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$124,674	$15,796	$112,993	$—	$253,463
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(111,085)	290,685	(9,005)	(51,356)	119,239

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(61,778)	(43,514)	—	(105,292)
Sale of equipment and other assets	—	1,426	132	—	1,558
Acquisition of The ServiceMaster Company	(2,219)	—	—	—	(2,219)
Other business acquisitions, net of cash acquired	—	(52,276)	(212)	—	(52,488)
Notes receivable, financial investments and securities, net	22,012	—	(1,058)	—	20,954
Net Cash Used for Investing Activities from Continuing Operations	19,793	(112,628)	(44,652)	—	(137,487)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	5,000	—	10,000	—	15,000
Payments of debt	(25,438)	(10,918)	(13,441)	—	(49,797)
Debt issuance costs paid	—	—	(30)	—	(30)
Shareholders’ dividends	—	(25,678)	(25,678)	51,356	—
Net intercompany advances	26,170	(136,973)	110,803	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	5,732	(173,569)	81,654	51,356	(34,827)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(3,348)	—	(3,348)
Net Cash Used for Discontinued Operations	—	—	(3,348)	—	(3,348)
Cash (Decrease) Increase During the Period	(85,560)	4,488	24,649	—	(56,423)

Cash and Cash Equivalents at End of Period	$39,114	$20,284	$137,642	$—	$197,040

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2009

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$300,362	$12,105	$93,120	$—	$405,587
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(129,660)	259,507	(17,009)	(43,634)	69,204

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(43,915)	(6,555)	—	(50,470)
Sale of equipment and other assets	—	2,651	105	—	2,756
Acquisition of The ServiceMaster Company	(1,482)	—	—	—	(1,482)
Other business acquisitions, net of cash acquired	—	(20,730)	—	—	(20,730)
Notes receivable, financial investments and securities, net	—	—	8,032	—	8,032
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(1,482)	(61,994)	1,582	—	(61,894)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(186,448)	(12,704)	(2,219)	—	(201,371)
Debt issuance costs paid	(410)	—	—	—	(410)
Shareholders’ dividends	—	(21,817)	(21,817)	43,634	—
Net intercompany advances	99,556	(159,446)	59,890	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(87,302)	(193,967)	35,854	43,634	(201,781)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(2,329)	—	(2,329)
Cash used for investing activities	—	—	(914)	—	(914)
Net Cash Used for Discontinued Operations	—	—	(3,243)	—	(3,243)
Cash (Decrease) Increase During the Period	(218,444)	3,546	17,184	—	(197,714)

Cash and Cash Equivalents at End of Period	$81,918	$15,651	$110,304	$—	$207,873

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

Results of Operations

Third Quarter 2010 Compared to 2009

The Company reported third quarter 2010 revenue of $977.3 million, a $56.7 million, or 6.2 percent, increase compared to 2009. The revenue increase was driven by the results of our business units as described in “Segment Reviews for the Third Quarter 2010 Compared to 2009”.

Operating income was $116.7 million for the third quarter of 2010 compared to $94.8 million for the third quarter of 2009. Income from continuing operations before income taxes was $49.2 million for the third quarter of 2010 compared to $25.0 million for the third quarter of 2009. The increase in income from continuing operations before income taxes of $24.2 million reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments(1)	$10.2
Interest expense(2)	2.9
Interest and net investment income(3)	(0.6)
Restructuring and Merger related charges(4)	6.8
Management and consulting fees(5)	2.8
Residual value guarantee charge(6)	1.3
Key executive separation charges(7)	(5.0)
Segment results(8)	5.8
$24.2

(1)                                 Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets being fully amortized as of July 24, 2010.

(2)                                 Represents a decrease in interest expense as a result of decreases in our weighted average interest rates and average long-term debt balances as compared to the third quarter of 2009.

(3)                                 As further described in “Operating and Non-Operating Expenses”, represents a decrease in interest and net investment income.

(4)                                 Represents (i) a decrease in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare and (ii) a decrease in Merger related charges.

(5)                                  Represents management and consulting fees payable to certain related parties. A management fee is payable to CD&R pursuant to a consulting agreement under which CD&R provides the Company with on-going consulting and management advisory services in exchange for an annual management fee of $6.25 million, which is payable quarterly. On July 30, 2009, the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align the fee structure with current market rates. Under this agreement, the Company recorded a management fee of $1.6 million and $3.7 million for the third quarter of 2010 and 2009, respectively. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were recorded and paid to CD&R in the third quarter of 2009.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through September 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company pays annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $0.3 million and $0.9 million for the third quarter of 2010 and 2009, respectively. The full year management fee was applied in 2009, and the incremental fees relating to the first three quarters of 2009 were recorded and paid to Citigroup, BAS and JPMorgan in the third quarter of 2009. On September 30, 2010, Citigroup transferred the management responsibility for, and its proprietary interests in, certain investment funds that own shares of common stock of Holdings to StepStone Group LLC (“StepStone”) and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under the consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup will be paid to StepStone.

(6)                                  Represents a decrease in residual value guarantee charges related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $1.4 million and $2.7 million in the three months ended September 30, 2010 and 2009, respectively, related to this shortfall.

(7)                                 Represents key executive separation charges recorded in the third quarter of 2010 related to the pending retirement of our Chief Executive Officer and the resignation of the President of TruGreen LandCare.

(8)                                 Represents a net increase in income from continuing operations before income taxes, non-cash purchase accounting charges, interest expense, interest and net investment income, restructuring and Merger related charges, management and consulting fees, residual value guarantee charge and key executive separation charges, reflecting the improvement in results at Terminix, American Home Shield and ServiceMaster Clean, offset, in part, by the decline in results at TruGreen LandCare, TruGreen LawnCare and Other Operations and Headquarters as described in “Segment Reviews for the Third Quarter 2010 Compared to 2009”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $561.2 million for the third quarter of 2010 compared to $527.4 million for the third quarter of 2009. As a percentage of revenue, these costs increased to 57.4 percent for the third quarter of 2010 from 57.3 percent for the third quarter of 2009. This percentage increase primarily reflects increased contract claims costs at American Home Shield, decreased labor efficiencies at TruGreen LandCare and increased costs related to ongoing initiatives at TruGreen LawnCare to transform our branch operations and to improve customer service, offset, in part, by, reduced fertilizer costs and residual value guarantee charges at TruGreen LawnCare and reduced fuel costs.

The Company reported selling and administrative expenses of $266.8 million for the third quarter of 2010 compared to $249.3 million for the third quarter of 2009. As a percentage of revenue, these costs increased to 27.3 percent for the third quarter of 2010 from 27.1 percent for the third quarter of 2009. This percentage increase primarily reflects investments in sales and marketing, increased provisions for incentive compensation, key executive separation charges of $5.0 million recorded in the third quarter of 2010 related to the pending retirement of our Chief Executive Officer and the resignation of the President of TruGreen LandCare and increases in spending in the Company’s headquarters functions to enhance capabilities in our centers of excellence and on initiatives designed to improve the performance of our operating segments, offset, in part, by decreased management and consulting fees payable to the Equity Sponsors due to the timing of fees recognized in 2009.

Amortization expense was $30.9 million for the third quarter of 2010 compared to $40.4 million for the third quarter of 2009. The decrease is a result of certain finite lived intangible assets being fully amortized as of July 24, 2010.

Non-operating expense totaled $67.5 million for the third quarter of 2010 compared to $69.8 million for the third quarter of 2009. This decrease includes a $2.9 million decrease in interest expense resulting from decreases in our weighted average interest rates and average long-term debt balances, offset, in part, by a $0.6 million decrease in interest and net investment income. Interest and net investment income was comprised of the following for the third quarter of 2010 and 2009:

	Three months ended September 30,
(In thousands)	2010	2009
Realized gains(1)	$2,016	$2,763
Deferred compensation trust(2)	884	1,168
Other(3)	1,089	627
Interest and net investment income	$3,989	$4,558

(1)                                 Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)                                 Represents investment income resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes).

(3)                                 Represents interest income on other cash balances.

The effective tax rate on income from continuing operations was a provision of 89.0 percent for the third quarter of 2010 compared to a provision of 16.4 percent for the third quarter of 2009. The change in the effective rate is primarily due to a decrease in the state tax rates in 2009 applied to cumulative deferred taxes; an increase in unfavorable permanent book to tax differences from 2009 to 2010; and recording the impact of an adjustment to the Company’s 2010 forecasted annual effective tax rate during the third quarter of 2010.

Restructuring and Merger Related Charges

The Company incurred restructuring and Merger related charges of $1.7 million and $8.5 million for the third quarter of 2010 and 2009, respectively. Restructuring and Merger related charges were comprised of the following:

	Three months ended September 30,
(In thousands)	2010	2009
TruGreen LawnCare reorganization and restructuring(1)	$695	$5,951
Merger related charges(2)	44	786
Other(3)	951	1,761
Total restructuring and Merger related charges	$1,690	$8,498

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the third quarter of 2010, these costs included consulting fees of $0.7 million. For the third quarter of 2009, these costs included consulting fees of $4.1 million and severance, lease termination and other costs of $1.9 million. In connection with the restructuring of branch operations, we expect to incur cash charges through the second quarter of 2011 primarily related to consulting fees. Such charges are expected to amount to an additional $0.7 million, pre-tax, and will be recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

(2)                                  Includes legal fees and other costs associated with the Merger.

(3)                                  For the three months ended September 30, 2010, these costs included adjustments to lease termination reserves related to previous restructuring initiatives of $1.2 million and a net reversal of consulting and other costs of $0.2 million. For the three months ended September 30, 2009, these costs included adjustments to lease termination reserves related to previous restructuring initiatives of $0.4 million and consulting and other costs of $1.4 million.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest revenue generating businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of September 30,
	2010	2009
TruGreen LawnCare—
Growth in Full Program Accounts	1%	0%
Customer Retention Rate	69.5%	69.2%
Terminix(a)—
Growth in Pest Control Customers	5%	1%
Pest Control Customer Retention Rate	80.4%	77.9%
Growth (Reduction) in Termite Customers	0%	(1)%
Termite Customer Retention Rate	86.0%	85.8%
American Home Shield—
Growth (Reduction) in Home Service Contracts	3%	(2)%
Customer Retention Rate	66.3%	63.3%

(a)                                  2010 pest control customer count growth excluding the impact of the Antimite Termite and Pest Control acquisition completed in the third quarter of 2010 was 3%. The pest control customer retention rate in 2010 excluding the impact of the Antimite Termite and Pest Control acquisition was 80.1%.

Segment Reviews for the Third Quarter 2010 Compared to 2009

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. The operating income, EBITDA, Adjusted EBITDA, and Comparable Operating Performance for each reportable segment have been revised to reflect the Company’s revised methodology for the allocation of general corporate overhead expenses for all periods presented. See Note 14 to the condensed consolidated financial statements for further information.

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

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended September 30,
(In thousands)	2010	2009
Operating Revenue:
TruGreen LawnCare	$371,298	$351,830
TruGreen LandCare	58,278	63,244
Terminix	295,172	272,598
American Home Shield	196,913	179,617
ServiceMaster Clean	34,041	32,132
Other Operations and Headquarters	21,558	21,093
Total Operating Revenue	$977,260	$920,514
Comparable Operating Performance:
TruGreen LawnCare	$80,290	$75,673
TruGreen LandCare	(2,383)	2,754
Terminix	62,328	53,241
American Home Shield	41,276	37,438
ServiceMaster Clean	15,533	15,056
Other Operations and Headquarters	(24,492)	(23,563)
Total Comparable Operating Performance	$172,552	$160,599

Memo: Items included in Comparable Operating Performance:
Restructuring and Merger related charges(1)	$1,690	$8,498
Management and consulting fees(2)	$1,875	$4,625

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of Discontinued Operations	$(227)	$(609)

(1)                                 Represents (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare and (ii) Merger related charges.

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

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Service Master Clean	Other Operations and Headquarters	Total
Three Months Ended September 30, 2010
Operating income (loss)(1)	$66,730	$(5,138)	$44,979	$28,777	$13,464	$(32,140)	$116,672
Depreciation and amortization expense	12,332	2,909	17,388	10,577	1,790	3,271	48,267
EBITDA	79,062	(2,229)	62,367	39,354	15,254	(28,869)	164,939
Interest and net investment income (2)	—	—	—	2,016	153	1,820	3,989
Residual value guarantee charge(3)	1,240	—	—	—	126	32	1,398
Adjusted EBITDA	80,302	(2,229)	62,367	41,370	15,533	(27,017)	170,326
Non-cash stock-based compensation expense	—	—	—	—	—	2,525	2,525
Non-cash (credits) attributable to purchase accounting(4)	(12)	(154)	(39)	(94)	—	—	(299)
Comparable Operating Performance	$80,290	$(2,383)	$62,328	$41,276	$15,533	$(24,492)	$172,552
Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges (credits)(5)	$695	$127	$1,061	$—	$61	$(254)	$1,690
Management and consulting fees(6)	$—	$—	$—	$—	$—	$1,875	$1,875
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of Discontinued Operations(7)	$—	$—	$—	$—	$—	$(227)	$(227)

Three Months Ended September 30, 2009
Operating income (loss)(1)	$51,373	$27	$37,490	$24,279	$12,549	$(30,878)	$94,840
Depreciation and amortization expense	21,965	2,890	15,850	10,387	2,069	3,499	56,660
EBITDA	73,338	2,917	53,340	34,666	14,618	(27,379)	151,500
Interest and net investment income(2)	—	—	—	2,762	144	1,652	4,558
Residual value guarantee charge(3)	2,363	—	—	—	294	73	2,730
Adjusted EBITDA	75,701	2,917	53,340	37,428	15,056	(25,654)	158,788
Non-cash stock-based compensation expense	—	—	—	—	—	2,091	2,091
Non-cash (credits) charges attributable to purchase accounting(4)	(28)	(163)	(99)	10	—	—	(280)
Comparable Operating Performance	$75,673	$2,754	$53,241	$37,438	$15,056	$(23,563)	$160,599
Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges(5)	$5,951	$184	$214	$30	$—	$2,119	$8,498
Management and consulting fees(6)	$—	$—	$—	$—	$—	$4,625	$4,625
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of Discontinued Operations(7)	$—	$—	$—	$—	$—	$(609)	$(609)

(1)                                  Presented below is a reconciliation of total segment operating income to net income.

	Three months ended September 30,
(In thousands)	2010	2009
Total Segment Operating Income	$116,672	$94,840
Non-operating Expense (Income):
Interest expense	71,267	74,216
Interest and net investment income	(3,989)	(4,558)
Other expense	209	176
Income from Continuing Operations before Income Taxes	49,185	25,006
Provision for income taxes	43,790	4,102
Income from Continuing Operations	5,395	20,904
Loss from discontinued operations, net of income taxes	(105)	(396)
Net Income	$5,290	$20,508

(2)                                 Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $296.0 million as of September 30, 2010. American Home Shield interest and net investment income was $2.0 million and $2.8 million for the third quarter of 2010 and 2009, respectively. The balance of interest and net investment income primarily relates to (i) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                                  Represents residual value guarantee charges related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $1.4 million and $2.7 million in the three months ended September 30, 2010 and 2009, respectively, related to this shortfall.

(4)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)                                 Represents (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare and (ii) Merger related charges.

(6)                                 Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

(7)                                 There are no adjustments necessary to reconcile operating loss from discontinued operations, the most directly comparable financial measure under GAAP, to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the third quarter of 2010 and 2009.

TruGreen LawnCare Segment

The TruGreen LawnCare segment, which includes lawn, tree and shrub care services, reported a 5.5 percent increase in revenue, a 29.9 percent increase in operating income and a 6.1 percent improvement in Comparable Operating Performance for the third quarter of 2010 compared to 2009. The revenue results reflect a 1.3 percent increase in customer counts, higher sales of expanded services to existing customers, lower discounts and improved price realization. The increase in customer counts was driven by an increase in new unit sales generated in our neighborhood selling channel and the contribution of acquisitions.

TruGreen LawnCare’s Comparable Operating Performance improved $4.6 million for the third quarter of 2010 compared to 2009. In addition to the favorable impact of increased revenue, TruGreen LawnCare’s improved Comparable Operating Performance reflects a $5.3 million decrease in restructuring charges and reduced fuel and fertilizer costs, offset, in part, by investments in sales and marketing and increased costs related to our ongoing initiatives to transform our branch operations and to improve customer service.

TruGreen LandCare Segment

The TruGreen LandCare segment, which includes landscape maintenance services, reported a 7.9 percent decrease in revenue, a $5.2 million decrease in operating income and a 186.5 percent decline in Comparable Operating Performance for the third quarter of 2010 compared to 2009. The decrease in revenue included a 9.0 percent decrease in base contract maintenance revenue and an 8.3 percent decrease in enhancement revenue. Revenue trends were primarily impacted by contract cancellations and pricing concessions granted in 2009 and 2010 in response to the impacts of a difficult economic environment. However, the ratio of enhancement revenue to base contract maintenance revenue for the third quarter of 2010 increased 33 basis points as compared to 2009.

TruGreen LandCare’s Comparable Operating Performance declined $5.1 million for the third quarter of 2010 compared to 2009. In addition to the unfavorable impact of decreased revenue, TruGreen LandCare’s decline in Comparable Operating Performance reflects decreased labor efficiencies resulting from increased technician overtime and key executive separation charges, offset, in part, by reduced fuel costs. The Company is exploring strategic options relating to TruGreen LandCare, including the potential sale of the business.

Terminix Segment

The Terminix segment, which includes termite and pest control services and the distribution of pest control products, reported an 8.3 percent increase in revenue, a 20.0 percent increase in operating income and a 17.1 percent improvement in Comparable Operating Performance for the third quarter of 2010 compared to 2009. The segment’s overall revenue results reflected growth in termite and pest control revenues, as well as increased product distribution revenue of $6.2 million. Termite revenues increased 4.8 percent for the third quarter of 2010 compared to 2009, due to an increase in new unit sales, the contribution of acquisitions and a 20 basis point improvement in the customer retention rate. Pest control revenues increased 7.2 percent for the third quarter of 2010 compared to 2009, reflecting a 5.0 percent increase in customer counts due to an increase in new unit sales, the contribution of acquisitions and a 250 basis point improvement in the customer retention rate. In the third quarter of 2010, Terminix acquired the assets of Antimite Termite and Pest Control, a company with annual revenues of approximately $30 million.

Terminix’s Comparable Operating Performance improved $9.1 million for the third quarter of 2010 compared to 2009. In addition to the favorable impact of increased revenue, Terminix’s Comparable Operating Performance reflects reduced fuel costs, the favorable impact of acquiring assets in connection with exiting certain fleet leases, and favorable termite damage claims trends, offset, in part, by investments in sales and marketing, increased provisions for incentive compensation and an $0.8 million increase in restructuring charges due to adjustments to lease termination reserves related to previous restructuring initiatives.

American Home Shield Segment

The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 9.6 percent increase in revenue, an 18.5 percent increase in operating income and a 10.3 percent improvement in Comparable Operating Performance for the third quarter of 2010 compared to 2009. The increase in revenue reflects a 3.4 percent increase in customer counts and improved price realization. The increase in customer counts was driven by an increase in new unit sales and a 300 basis point improvement in customer retention. The revenue results for the third quarter of 2010, as compared to 2009, were also positively impacted by a difference between years in the timing of revenue recognition. American Home Shield recognizes revenue over the contract period in proportion to the expected direct costs.

American Home Shield’s Comparable Operating Performance improved $3.8 million for the third quarter of 2010 compared to 2009. In addition to the favorable impact of increased revenue, American Home Shields’s Comparable Operating Performance reflects the favorable impact of accelerating sales and marketing spend earlier in the year as compared to prior year, offset, in part, by a 15.9 percent increase in contract claims costs driven by an increase in the number of seasonal contract claims and a $0.7 million reduction in interest and net investment income from the American Home Shield investment portfolio.

ServiceMaster Clean Segment

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration and cleaning services through franchisees primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 5.9 percent increase in revenue, a 7.3 percent increase in operating income and a 3.2 percent improvement in Comparable Operating Performance for the third quarter of 2010 compared to 2009. Trends in revenue reflect an increase in national janitorial accounts, product sales to franchisees and other revenues.

ServiceMaster Clean’s Comparable Operating Performance improved $0.5 million for the third quarter of 2010 compared to 2009, primarily reflecting the favorable impact of increased revenue.

Other Operations and Headquarters Segment

This segment includes the operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 2.2 percent increase in revenue, a 4.1 percent increase in operating loss and a 3.9 percent decline in Comparable Operating Performance for the third quarter of 2010 compared to 2009. The Merry Maids operations reported a 2.3 percent increase in revenue, a 59.2 percent increase in operating income and a 34.5 percent improvement in Comparable Operating Performance for the third quarter of 2010 compared to 2009.

The segment’s Comparable Operating Performance declined $0.9 million for the third quarter of 2010 compared to 2009, which includes key executive separation charges of $4.3 million recorded in the third quarter of 2010 and increases in spending in the Company’s headquarters functions to enhance capabilities in our centers of excellence and on initiatives designed to improve the performance of our operating segments. These items were offset, in part, by a $2.8 million decrease in management and consulting fees payable to the Equity Sponsors due to the timing of fees recognized in 2009, a $2.4 million decrease in restructuring and Merger related charges and a $1.2 million improvement in Merry Maid’s Comparable Operating Performance, primarily reflecting reduced overhead spending and increased labor efficiencies.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes for the third quarter of 2010 and 2009 are as follows:

	Three months ended September 30,
(In thousands)	2010	2009
Operating loss	$(227)	$(609)
Interest expense	—	—
Loss from discontinued operations, before income taxes	(227)	(609)
Benefit for income taxes	(122)	(213)
Loss from discontinued operations, net of income taxes	$(105)	$(396)

There are no adjustments necessary to reconcile operating loss from discontinued operations to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the third quarter of 2010 and 2009.

Nine Months Ended September 30, 2010 Compared to 2009

The Company reported revenue of $2,619.7 million for the nine months ended September 30, 2010, a $96.0 million, or 3.8 percent, increase compared to 2009. The revenue increase was driven by the results of our business units as described in “Segment Reviews for the Nine Months Ended September 30, 2010 Compared to 2009”.

Operating income was $199.8 million for the nine months ended September 30, 2010 compared to $241.5 million for the nine months ended September 30, 2009. Loss from continuing operations before income taxes was $10.4 million for the nine months ended September 30, 2010 compared to income from continuing operations before income taxes of $64.7 million for the nine months ended September 30, 2009. The decrease in income from continuing operations before income taxes of $75.1 million reflects the net effect of:

(In millions)
Non-cash purchase accounting adjustments(1)	$10.0
Interest expense(2)	8.4
Interest and net investment income(3)	4.3
Restructuring and Merger related charges(4)	13.1
Non-cash goodwill and trade name impairment(5)	(46.9)
Gain on extinguishment of debt(6)	(46.1)
Residual value guarantee charge(7)	(7.7)
Long-term incentive plan(8)	(4.4)
Key executive separation charges(9)	(5.0)
Segment results(10)	(0.8)
$(75.1)

(1)                                 Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets being fully amortized as of July 24, 2010.

(2)                                 Represents a decrease in interest expense as a result of decreases in our average long-term debt balances and weighted average interest rates as compared to the nine months ended September 30, 2009.

(3)                                 As further described in “Operating and Non-Operating Expenses”, represents an increase in interest and net investment income.

(4)                                 Represents the net positive effect of (i) an increase in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) a decrease in restructuring charges related to a branch optimization project at Terminix, (iii) a decrease in restructuring charges related to information technology outsourcing at Other Operations and Headquarters and (iv) a decrease in Merger related charges.

(5)                                 Represents a non-cash impairment charge recorded in the second quarter of 2010 to reduce the carrying value of goodwill and trade names at TruGreen LandCare as a result of the Company’s interim impairment testing of goodwill and indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further information.

(6)                                 Represents the gain on extinguishment of debt recorded in the nine months ended September 30, 2009 related to the completion of open market purchases of $89.0 million in face value of the Company’s Permanent Notes. There were no open market or other purchases of Permanent Notes by the Company in the nine months ended September 30, 2010.

(7)                                 Represents an increase in residual value guarantee charges related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $10.4 million and $2.7 million in the nine months ended September 30, 2010 and 2009, respectively, related to this shortfall.

(8)                                 Represents the reversal, in 2009, of a reserve for cash awards related to a long-term incentive plan as certain performance measures under the plan were not achieved. There was no similar reversal in 2010.

(9)                                 Represents key executive separation charges recorded in the third quarter of 2010 related to the pending retirement of our Chief Executive Officer and the resignation of the President of TruGreen LandCare.

(10)                           Represents a net decrease in income from continuing operations before income taxes, non-cash purchase accounting adjustment charges, interest expense, interest and net investment income, restructuring and Merger related charges, non-cash goodwill and trade name impairment, gain on extinguishment of debt, residual value guarantee charge, long-term incentive plan adjustments and key executive separation charges, reflecting the decline in results at TruGreen LandCare, American Home Shield and Other Operations and Headquarters, offset, in part, by the improvement in results at Terminix, TruGreen LawnCare and ServiceMaster Clean as described in “Segment Reviews for the Nine Months Ended September 30, 2010 Compared to 2009”.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $1,537.3 million for the nine months ended September 30, 2010 compared to $1,475.2 million for the nine months ended September 30, 2009. As a percentage of revenue, these costs increased to 58.7 percent for the nine months ended September 30, 2010 from 58.5 percent for the nine months ended September 30, 2009. This percentage increase primarily reflects increased contract claims costs at American Home Shield, decreased labor efficiencies at TruGreen LandCare, increased costs related to ongoing initiatives at TruGreen LawnCare to transform our branch operations and to improve customer service and increased residual value guarantee charges at TruGreen LawnCare, offset, in part, by, reduced fertilizer costs at TruGreen LawnCare and reduced fuel costs.

The Company reported selling and administrative expenses of $714.1 million for the nine months ended September 30, 2010 compared to $663.0 million for the nine months ended September 30, 2009. As a percentage of revenue, these costs increased to 27.3 percent for the nine months ended September 30, 2010 from 26.3 percent for the nine months ended September 30, 2009. This percentage increase primarily reflects investments in sales and marketing, increased provisions for incentive compensation, key executive separation charges of $5.0 million recorded in the third quarter of 2010 related to the pending retirement of our Chief Executive Officer and the resignation of the President of TruGreen LandCare, increased costs related to ongoing initiatives at TruGreen LawnCare, increased provisions for certain legal matters at American Home Shield and increases in spending in the Company’s headquarters functions to enhance capabilities in our centers of excellence and on initiatives designed to improve the performance of our operating segments.

Amortization expense was $111.8 million for the nine months ended September 30, 2010 compared to $121.1 million for the nine months ended September 30, 2009. The decrease is a result of certain finite lived intangible assets being fully amortized as of July 24, 2010.

Non-operating expense totaled $210.2 million for the nine months ended September 30, 2010 compared to $176.8 million for the nine months ended September 30, 2009. This increase includes a $46.1 million gain on extinguishment of debt recorded in the nine months ended September 30, 2009, offset, in part, by an $8.4 million decrease in interest expense resulting from decreases in our average long-term debt balances and weighted average interest rates and a $4.3 million increase in interest and net investment income. Interest and net investment income was comprised of the following for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(In thousands)	2010	2009
Realized gains(1)	$5,245	$5,524
Impairments of securities(2)	—	(5,854)
Deferred compensation trust(3)	511	1,670
Other(4)	1,731	1,852
Interest and net investment income	$7,487	$3,192

(1)                                 Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)                                 Represents other than temporary declines in the value of certain investments in the American Home Shield investment portfolio.

(3)                                 Represents investment income resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes).

(4)                                 Represents interest income on other cash balances.

The effective tax rate on income from continuing operations was a provision of (37.6) percent for the nine months ended September 30, 2010 compared to a provision of 32.0 percent for the nine months ended September 30, 2009. The negative effective rate for the nine months ended September 30, 2010 is primarily attributable to the Company providing for state and foreign tax expense despite incurring a loss from continuing operations before income taxes.

Restructuring and Merger Related Charges

The Company incurred restructuring and Merger related charges of $9.8 million and $22.9 million for the nine months ended September 30, 2010 and 2009, respectively. Restructuring and Merger related charges were comprised of the following:

	Nine months ended September 30,
(In thousands)	2010	2009
TruGreen LawnCare reorganization and restructuring(1)	$6,657	$5,951
Information technology outsourcing(2)	—	9,461
Terminix branch optimization(3)	—	3,219
Merger related charges(4)	1,180	2,234
Other(5)	1,944	1,994
Total restructuring and Merger related charges	$9,781	$22,859

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the nine months ended September 30, 2010, these costs included consulting fees of $4.5 million and severance, lease termination and other costs of $2.2 million. For the nine months ended September 30, 2009, these costs included consulting fees of $4.1 million and severance, lease termination and other costs of $1.9 million. In connection with the restructuring of branch operations, we expect to incur cash charges through the second quarter of 2011 primarily related to consulting fees. Such charges are expected to amount to an additional $0.7 million, pre-tax, and will be recorded as restructuring charges in the condensed consolidated statement of operations as incurred.

(2)                                  On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM provides information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the nine months ended September 30, 2009, these costs included transition fees paid to IBM of $7.2 million, employee retention and severance costs of $1.3 million and consulting and other costs of $1.0 million.

(3)                                  Represents restructuring charges related to a branch optimization project. For the nine months ended September 30, 2009, these costs included lease termination costs of $2.9 million and severance costs of $0.3 million.

(4)                                  Includes severance, retention, legal fees and other costs associated with the Merger.

(5)                                  For the nine months ended September 30, 2010, these costs included adjustments to lease termination reserves related to previous restructuring initiatives of $1.7 million and consulting and other costs of $0.2 million. For the nine months ended September 30, 2009, these costs included adjustments to lease termination reserves related to previous restructuring initiatives of $0.4 million and consulting and other costs of $1.6 million.

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

Segment Reviews for the Nine Months Ended September 30, 2010 Compared to 2009

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. As noted in segment reviews for the third quarter 2010 compared to 2009, the Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. The operating income, EBITDA, Adjusted EBITDA, and Comparable Operating Performance for each reportable segment have been revised to reflect the Company’s revised allocation methodology for all periods presented. See Note 14 to the condensed consolidated financial statements for further information.

Operating revenues and Comparable Operating Performance by operating segment are as follows:

	Nine months ended September 30,
(In thousands)	2010	2009
Operating Revenue:
TruGreen LawnCare	$874,022	$834,899
TruGreen LandCare	180,541	199,562
Terminix	889,482	843,134
American Home Shield	513,910	490,308
ServiceMaster Clean	98,337	92,869
Other Operations and Headquarters	63,438	62,961
Total Operating Revenue	$2,619,730	$2,523,733
Comparable Operating Performance:
TruGreen LawnCare	$146,273	$143,435
TruGreen LandCare	2,735	17,000
Terminix	216,400	200,005
American Home Shield	94,071	91,481
ServiceMaster Clean	45,217	43,294
Other Operations and Headquarters	(71,507)	(72,632)
Total Comparable Operating Performance	$433,189	$422,583

Memo: Items included in Comparable Operating Performance:
Restructuring and Merger related charges(1)	$9,781	$22,859
Management and consulting fees(2)	$5,625	$5,625

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of Discontinued Operations	$(1,171)	$(1,050)

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

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	Service Master Clean	Other Operations and Headquarters	Total
Nine months ended September 30, 2010
Operating income (loss)(1)	$80,248	$(52,367)	$166,714	$57,245	$38,708	$(90,713)	$199,835
Depreciation and amortization expense	56,843	8,684	49,838	31,714	5,374	10,007	162,460
EBITDA	137,091	(43,683)	216,552	88,959	44,082	(80,706)	362,295
Interest and net investment income (2)	—	—	—	5,244	153	2,090	7,487
Residual value guarantee charge(3)	9,222	—	—	—	982	245	10,449
Non-cash goodwill and trade name impairment(4)	—	46,884	—	—	—	—	46,884
Adjusted EBITDA	146,313	3,201	216,552	94,203	45,217	(78,371)	427,115
Non-cash stock-based compensation expense	—	—	—	—	—	6,864	6,864
Non-cash credits attributable to purchase accounting(5)	(40)	(466)	(152)	(132)	—	—	(790)
Comparable Operating Performance	$146,273	$2,735	$216,400	$94,071	$45,217	$(71,507)	$433,189
Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges (credits)(6)	$6,657	$785	$1,139	$(127)	$61	$1,266	$9,781
Management and consulting fees(7)	$—	$—	$—	$—	$—	$5,625	$5,625
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of Discontinued Operations(8)	$—	$—	$—	$—	$—	$(1,171)	$(1,171)

Nine months ended September 30, 2009
Operating income (loss)(1)	$75,382	$8,658	$152,778	$60,423	$36,673	$(92,391)	$241,523
Depreciation and amortization expense	65,776	8,831	47,368	31,447	6,183	10,315	169,920
EBITDA	141,158	17,489	200,146	91,870	42,856	(82,076)	411,443
Interest and net investment (loss) income (2)	—	—	—	(331)	144	3,379	3,192
Residual value guarantee charge(3)	2,363	—	—	—	294	73	2,730
Adjusted EBITDA	143,521	17,489	200,146	91,539	43,294	(78,624)	417,365
Non-cash stock-based compensation expense	—	—	—	—	—	5,992	5,992
Non-cash credits attributable to purchase accounting(5)	(86)	(489)	(141)	(58)	—	—	(774)
Comparable Operating Performance	$143,435	$17,000	$200,005	$91,481	$43,294	$(72,632)	$422,583
Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges(6)	$5,951	$133	$3,365	$105	$—	$13,305	$22,859
Management and consulting fees(7)	$—	$—	$—	$—	$—	$5,625	$5,625
Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of Discontinued Operations(8)	$—	$—	$—	$—	$—	$(1,050)	$(1,050)

(1)                                  Presented below is a reconciliation of total segment operating income to net income.

	Nine months ended September 30,
(In thousands)	2010	2009
Total Segment Operating Income	$199,835	$241,523
Non-operating Expense (Income):
Interest expense	217,117	225,538
Interest and net investment income	(7,487)	(3,192)
Gain on extinguishment of debt	—	(46,106)
Other expense	556	555
(Loss) Income from Continuing Operations before Income Taxes	(10,351)	64,728
Provision for income taxes	3,888	20,720
(Loss) Income from Continuing Operations	(14,239)	44,008
Loss from discontinued operations, net of income taxes	(687)	(666)
Net (Loss) Income	$(14,926)	$43,342

(2)                                 Interest and net investment income (loss) is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $296.0 million as of September 30, 2010. American Home Shield interest and net investment income (loss) was $5.2 million and ($0.3) million for the nine months ended September 30, 2010 and 2009, respectively. The balance of interest and net investment income (loss) primarily relates to (i) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                                  Represents residual value guarantee charges related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $10.4 million and $2.7 million in the nine months ended September 30, 2010 and 2009, respectively, related to this shortfall.

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

(8)                                 There are no adjustments necessary to reconcile operating loss from discontinued operations, the most directly comparable financial measure under GAAP, to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the nine months ended September 30, 2010 and 2009.

TruGreen LawnCare Segment

The TruGreen LawnCare segment reported a 4.7 percent increase in revenue, a 6.5 percent increase in operating income and a 2.0 percent increase in Comparable Operating Performance for the nine months ended September 30, 2010 compared to 2009. The revenue results reflect a 1.3 percent increase in customer counts, higher sales of expanded services to existing customers, lower discounts and improved price realization. The increase in customer counts was driven by an increase in new unit sales generated in our neighborhood selling channel and the contribution of acquisitions.

TruGreen LawnCare’s Comparable Operating Performance improved $2.8 million for the nine months ended September 30, 2010 compared to 2009. In addition to the favorable impact of increased revenue, TruGreen LawnCare’s Comparable Operating Performance reflects reduced fuel and fertilizer costs, offset, in part, by investments in sales and marketing and increased costs related to our ongoing initiatives to transform our branch operations and to improve customer service.

TruGreen LandCare Segment

The TruGreen LandCare segment reported a 9.5 percent decrease in revenue, a $61.0 million decrease in operating income and an 83.9 percent decline in Comparable Operating Performance for the nine months ended September 30, 2010 compared to 2009. The decline in revenue included a 10.8 percent decrease in base contract maintenance revenue and a 10.8 percent decrease in enhancement revenue. Revenue trends were primarily impacted by contract cancellations and pricing concessions granted in 2009 and 2010 in response to the impacts of a difficult economic environment. The ratio of enhancement revenue to base contract maintenance revenue for the nine months ended September 30, 2010 was comparable to 2009.

TruGreen LandCare’s $61.0 million decline in operating income includes a non-cash impairment charge of $46.9 million to reduce the carrying value of goodwill and trade names to their estimated fair value as further described in Note 5 to the condensed consolidated financial statements. TruGreen LandCare’s Comparable Operating Performance declined $14.3 million for the nine months ended September 30, 2010 compared to 2009. In addition to the unfavorable impact of decreased revenue, TruGreen LandCare’s Comparable Operating Performance reflects decreased labor efficiencies resulting from increased technician overtime and key executive separation charges, offset, in part, by reduced fuel costs. The Company is exploring strategic options relating to TruGreen LandCare, including the potential sale of the business.

Terminix Segment

The Terminix segment reported a 5.5 percent increase in revenue, a 9.1 percent increase in operating income and an 8.2 percent improvement in Comparable Operating Performance for the nine months ended September 30, 2010 compared to 2009. The segment’s overall revenue results reflected growth in termite and pest control revenues, as well as increased product distribution revenue of $18.8 million. Termite revenues increased 2.0 percent for the nine months ended September 30, 2010 compared to 2009, due to an increase in new unit sales, the contribution of acquisitions and a 20 basis point improvement in the customer retention rate. Pest control revenues increased 4.5 percent for the nine months ended September 30, 2010 compared to 2009, reflecting a 5.0 percent increase in customer counts due to an increase in new unit sales, the contribution of acquisitions and a 250 basis point improvement in the customer retention rate. In the third quarter of 2010, Terminix acquired the assets of Antimite Termite and Pest Control, a company with annual revenues of approximately $30 million.

Terminix’s Comparable Operating Performance improved $16.4 million for the nine months ended September 30, 2010 compared to 2009. In addition to the favorable impact of increased revenue, Terminix’s Comparable Operating Performance reflects reduced fuel costs, the favorable impact of acquiring assets in connection with exiting certain fleet leases, favorable termite damage claims trends and a $2.2 million decrease in restructuring charges related to a branch optimization program completed in 2009, offset, in part by increased provisions for incentive compensation and investments in sales and marketing.

American Home Shield Segment

The American Home Shield segment reported a 4.8 percent increase in revenue, a 5.3 percent decrease in operating income and a 2.8 percent improvement in Comparable Operating Performance for the nine months ended September 30, 2010 compared to 2009. The increase in revenue reflects a 3.4 percent increase in customer counts and improved price realization. The increase in customer counts was driven by an increase in new unit sales and a 300 basis point improvement in customer retention.

American Home Shield’s Comparable Operating Performance improved $2.6 million for the nine months ended September 30, 2010 compared to 2009. In addition to the favorable impact of increased revenue, American Home Shields’s Comparable Operating Performance reflects a $5.6 million increase in interest and net investment income from the American Home Shield investment portfolio (primarily reflecting reductions in impairments of securities) offset, in part, by investments in consumer sales programs, an 8.9 percent increase in contract claims costs driven by an increase in the number of seasonal contract claims and increased provisions for certain legal matters.

ServiceMaster Clean Segment

The ServiceMaster Clean segment reported a 5.9 percent increase in revenue, a 5.5 percent increase in operating income and a 4.4 percent improvement in Comparable Operating Performance for the nine months ended September 30, 2010 compared to 2009. Trends in revenue reflect an increase in national janitorial accounts, product sales to franchisees and other revenues.

ServiceMaster Clean’s Comparable Operating Performance improved $1.9 million for the nine months ended September 30, 2010 compared to 2009, primarily reflecting the favorable impact of increased revenues.

Other Operations and Headquarters Segment

This segment includes the operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported comparable revenue, a 1.8 percent improvement in operating loss and a 1.5 percent improvement in Comparable Operating Performance for the nine months ended September 30, 2010 compared to 2009. The Merry Maids operations reported comparable revenue, a 35.3 percent increase in operating income and a 23.8 percent improvement in Comparable Operating Performance for the nine months ended September 30, 2010 compared to 2009.

The segment’s Comparable Operating Performance improved $1.1 million for the nine months ended September 30, 2010 compared to 2009, which includes a $12.0 million decrease in restructuring and Merger related charges and a $2.9 million improvement in Merry Maid’s Comparable Operating Performance, primarily reflecting reduced overhead spending and increased labor efficiencies. These items were offset, in part, by key executive separation charges of $4.3 million recorded in the third quarter of 2010, increased provisions for incentive compensation in 2010, due primarily to the reversal, in 2009, of a $4.4 million reserve for cash awards related to a long-term incentive plan as certain performance measures under the plan were not achieved, and increases in spending in the Company’s headquarters functions to enhance capabilities in our centers of excellence and on initiatives designed to improve the performance of our operating segments.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine months ended September 30,
(In thousands)	2010	2009
Operating Loss	$(1,171)	$(1,050)
Interest expense	—	—
Loss from discontinued operations, before income taxes	(1,171)	(1,050)
Benefit for income taxes	(484)	(384)
Loss from discontinued operations, net of income taxes	$(687)	$(666)

There are no adjustments necessary to reconcile operating loss from discontinued operations to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the nine months ended September 30, 2010 and 2009.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations increased $50.0 million to $119.2 million for the nine months ended September 30, 2010 compared to $69.2 million for the nine months ended September 30, 2009.

Net cash provided from operating activities for the nine months ended September 30, 2010 was comprised of $209.1 million in earnings as adjusted for non-cash charges, offset, in part, by a $79.7 million increase in cash required for working capital and $10.2 million in cash payments related to restructuring charges. Working capital requirements were impacted by normal seasonal working capital needs. Working capital requirements were adversely impacted by growth in accounts receivable balances, due to increases in revenue as compared to prior year and unfavorable collection trends partially attributable to increases in revenue in service lines with longer than average collection terms, and the timing of interest payments on our Permanent Notes. Working capital requirements were favorably impacted by favorable timing of accounts payable and payroll and related payments.

Net cash provided from operating activities for the nine months ended September 30, 2009 was comprised of $214.5 million in earnings as adjusted for non-cash charges, offset in part, by a $125.5 million increase in cash required for working capital and $19.8 million in cash payments related to restructuring charges. The increase in working capital requirements for the nine months ended September 30, 2009 was driven primarily by normal seasonal activity and the timing of interest payments on our Permanent Notes and Term Facilities.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $137.5 million for the nine months ended September 30, 2010 compared to $61.9 million for the nine months ended September 30, 2009.

Capital expenditures increased to $105.3 million for the nine months ended September 30, 2010 from $50.5 million for the nine months ended September 30, 2009 and included vehicle purchases of $32.8 million, real estate purchases of $37.4 million in connection with exiting certain real estate leases as further discussed in “Liquidity”, recurring capital needs and information technology projects. The Company anticipates that capital expenditures, excluding vehicle fleet and real estate purchases, for 2010 will range from $55.0 million to $65.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. The Company’s capital requirement for fleet vehicles for 2010 is expected to range from $50.0 million to $60.0 million. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions, excluding the Merger, for the nine months ended September 30, 2010 totaled $52.5 million, compared with $20.7 million for the nine months ended September 30, 2009. Consideration paid for acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its acquisition program at Terminix, TruGreen LawnCare and Merry Maids.

The increase in notes receivable, financial investments and securities for the nine months ended September 30, 2010 compared to September 30, 2009 reflects the return of the Company’s $22.0 million investment in previously leased real estate facilities as further discuss in “Liquidity”, offset, in part, by a decrease in net sales of certain marketable securities.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $34.8 million for the nine months ended September 30, 2010 compared to $201.8 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company borrowed and repaid $5.0 million under the Revolving Credit Facility, borrowed $10.0 million under other financing arrangements, made scheduled principal payments of long-term debt of $32.3 million and, as further discussed in “Liquidity”, made repayments of $12.5 million in connection with exiting certain real estate leases. During the nine months ended September 30, 2009, the Company completed open market purchases of $89.0 million in face value of the Permanent Notes for a cost of $41.0 million. The Company also made repayments of $125.0 million under the Revolving Credit Facility and made scheduled principal payments of long-term debt of $35.4 million during the nine months ended September 30, 2009.

Liquidity

The Company is highly leveraged, and a very substantial portion of the Company’s liquidity needs arise from debt service on indebtedness incurred in connection with the Merger and from funding the Company’s operations, working capital and capital expenditures.

The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at September 30, 2010.

Through July 15, 2011, the Company may, at its option prior to the start of any interest period, elect to pay interest on outstanding amounts under the Permanent Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding loans (“PIK Interest”), or 50 percent as Cash Interest and 50 percent as PIK Interest. Interest payable after July 15, 2011 is payable entirely as Cash Interest. All interest payments due through July 2010 were paid entirely as Cash Interest. The Company elected to pay all interest payable through January 2011 entirely as Cash Interest and expects to pay interest payable through July 15, 2011 entirely as Cash Interest.

Cash and short- and long-term marketable securities totaled $336.7 million at September 30, 2010, compared with $385.6 million at December 31, 2009. As of September 30, 2010 and December 31, 2009, $296.0 million and $256.5 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, which could enhance our liquidity.

A portion of the Company’s vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. At September 30, 2010, the Company’s residual value guarantees related to the leased assets totaled $59.2 million for which the Company has recorded a liability for the estimated fair value of these guarantees of approximately $1.3 million in the condensed consolidated statement of financial position.

Prior to the Merger, the Company maintained lease facilities with banks totaling $65.2 million, which provided for the financing of branch properties to be leased by the Company. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. In July 2010, the Company purchased the properties for $65.2 million. The Company’s $22.0 million investment in the lease facilities was returned to the Company upon purchase, resulting in a net cash payment of $43.2 million. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company’s estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $10.4 million in the nine months ended September 30, 2010 and $5.5 million in 2009 related to this shortfall.

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

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2010, the fair value of the Company’s fuel swap contracts was a net asset of $3.0 million, and the Company posted $5.0 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement (discussed below). We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of September 30, 2010, the Company had $500.0 million of remaining capacity available under the Revolving Credit Facility and $40.0 million of remaining capacity under the accounts receivable securitization arrangement.

The Company may from time to time repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its condensed consolidated statement of financial position.

Between the Merger and September 30, 2010, Holdings has completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $5.2 million for the nine months ended September 30, 2010 and 2009, respectively, related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $7.0 million and $6.5 million during the nine months ended September 30, 2010 and 2009, respectively. Interest accrued by the Company and payable to Holdings as of September 30, 2010 and December 31, 2009 amounted to $1.4 million and $3.2 million, respectively.

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

During the nine months ended September 30, 2010, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of September 30, 2010 and December 31, 2009, the Company had $10.0 million outstanding under the arrangement and, as of September 30, 2010, had $40.0 million of remaining capacity available under the trade accounts receivable securitization arrangement.

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

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of 10 percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $296.0 million as of September 30, 2010, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $235.5 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect throughout 2010, and similar limitations will be re-computed as of December 31, 2010 and will be in effect in 2011. The remainder of the $296.0 million, or $60.5 million, is related to amounts that the Company’s management does not consider readily available to be used to service the Company’s indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 included disclosure of the Company’s contractual obligations and commitments as of December 31, 2009. The Company continues to make the contractually required payments and, therefore, the 2010 obligations and commitments as listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 have been reduced by the required payments. There were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes”, “expects”, “may”, “will”, “shall”, “should”, “would”, “could”, “seek”, “aims”, “projects”, “is optimistic”, “intends”, “plans”, “estimates”, “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, the degree and timing of economic recovery; governmental regulation or interpretation thereof; our liquidity; cash flows; results of operations; financial condition; prospects; growth strategies; future impairments; capital expenditures and requirements; customer retention; the continuation of acquisitions; strategies related to divestitures; attraction and retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; and the impact of prevailing economic conditions.

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

•                  our ability to attract and retain key personnel, including a successor to our CEO who has announced his pending retirement with a targeted date of December 31, 2010, or such earlier or later date as a successor CEO is appointed;

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

•                  the number, type, outcomes (by judgement or settlement) and costs of legal or administrative proceedings;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into these contracts for trading or speculative purposes. In the Company’s opinion, the market risk associated with debt obligations and other significant instruments as of September 30, 2010 has not materially changed from December 31, 2009 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2010, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $78.2 million, maturing through 2012. The estimated fair value of these contracts at September 30, 2010 was a net asset of $3.0 million. These fuel swap contracts provide a fixed price for approximately 80.5 percent, 74.7 percent and 11.3 percent of the Company’s estimated fuel usage for the remainder of 2010, 2011 and 2012, respectively.

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

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Letter Agreement with J. Patrick Spainhour, executed on September 8, 2010, related to calculation of Mr. Spainhour’s benefits upon retirement.

10.2	Amended and Restated ServiceMaster Global Holdings, Inc. MSIP

10.3	Form of Employee Restricted Stock Unit Agreement under the MSIP

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010

THE SERVICEMASTER COMPANY (Registrant)

By:	/s/ Steven J. Martin
Steven J. Martin
Senior Vice President and Chief Financial Officer