Form 10-K
period 2010-12-31
SERVICEMASTER CO
filed 2011-03-28
CIK 1052045

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The registrant is a privately held corporation and its equity shares are not publicly traded. At March 28, 2011, 1,000 shares of the registrant's common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

         The ServiceMaster Company is not required to file this Annual Report on Form 10-K with the Securities and Exchange Commission and is doing so on a voluntary basis.

THE SERVICEMASTER COMPANY
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

        The ServiceMaster Company ("ServiceMaster," the "Company," "we," "us" or "our") is a national company serving both residential and commercial customers. Its services include lawn care, landscape maintenance, termite and pest control, home service contracts, cleaning and disaster restoration, house cleaning, furniture repair and home inspection. As of December 31, 2010, ServiceMaster provided these services through a network of approximately 5,090 company-owned locations and franchise licenses operating primarily under the following leading brands: TruGreen, TruGreen LandCare, Terminix, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. Approximately 98 percent of ServiceMaster's revenues are generated by sales in the United States. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

        On July 24, 2007 (the "Closing Date"), ServiceMaster was acquired pursuant to a merger transaction (the "Merger"), and, immediately following the completion of the Merger, all of the outstanding common stock of ServiceMaster Global Holdings, Inc. ("Holdings"), the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, Inc. (now operated as Clayton, Dubilier & Rice, LLC, "CD&R"), Citigroup Private Equity LP (together with its affiliate, Citigroup Alternative Investments LLC, "Citigroup"), BAS Capital Funding Corporation ("BAS") and J.P. Morgan Ventures Corporation (now known as JPMorgan Chase Funding Inc., "JPMorgan"). On September 30, 2010, Citigroup transferred the management responsibility for, and its proprietary interests in, certain investment funds that own shares of common stock of Holdings to StepStone LLC ("StepStone" and collectively with CD&R, Citigroup, BAS and JPMorgan, the "Equity Sponsors") and Lexington Partners Advisors LP. For information with respect to the ownership of common stock of Holdings by Equity Sponsors and related funds, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        ServiceMaster is organized into six principal reportable segments: TruGreen LawnCare; TruGreen LandCare; Terminix; American Home Shield; ServiceMaster Clean; and Other Operations and Headquarters. The financial information for each operating segment for 2010, 2009 and 2008 is contained in Note 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

SERVICES

        The following table shows the percentage of ServiceMaster's consolidated revenue from continuing operations derived from each of ServiceMaster's reportable segments in the years indicated:

Segment	2010	2009	2008
TruGreen LawnCare	33%	32%	33%
TruGreen LandCare	7%	8%	9%
Terminix	34%	34%	33%
American Home Shield	19%	19%	18%
ServiceMaster Clean	4%	4%	4%
Other Operations and Headquarters	3%	3%	3%

TruGreen LawnCare Segment

        The TruGreen LawnCare segment provides lawn, tree and shrub care services primarily under the TruGreen brand name. The TruGreen LawnCare business is seasonal in nature. In the winter and spring, this business sells to customers a series of lawn applications, which are rendered primarily in March through October. Weather conditions such as droughts, severe winter storms and snow fall, whether created by climate change factors or otherwise, can adversely impact the timing of product or service delivery and/or demand for lawn care services and may result in a decrease in revenues or an increase in costs.

        TruGreen LawnCare is a leading provider of lawn, tree and shrub care services in the United States, serving both residential and commercial customers. As of December 31, 2010, TruGreen LawnCare provided these services in 48 states and the District of Columbia through approximately 200 company-owned locations and 45 franchised outlets. As of December 31, 2010, TruGreen LawnCare also provided lawn care services through a subsidiary in Canada and had licensing arrangements whereby licensees provided these services in Japan, Saudi Arabia and the United Kingdom.

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

        TruGreen LandCare is a leading provider of landscape maintenance services in the United States, serving primarily commercial customers. As of December 31, 2010, TruGreen LandCare provided these services in 38 states and the District of Columbia through approximately 60 company-owned locations and a national network of contractors. TruGreen LandCare has no international operations. TruGreen LandCare also operates a nursery in California. The Company announced in November 2010 that it was exploring strategic options relating to TruGreen LandCare, including the potential sale of the business. In the first quarter of 2011, the Company concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and finalized development of a plan to sell the business. The Company expects this sale to occur in 2011.

Terminix Segment

        The Terminix segment provides termite and pest control services and distributes pest control products primarily under the Terminix brand name. The Terminix business is seasonal in nature. The termite swarm season, which generally occurs in early spring but varies in timing and intensity by region depending on climate and other factors, leads to the highest demand for termite control services and, therefore, the highest level of revenues. Similarly, increased pest activity in the warmer months generally leads to the highest demand for pest control services and, therefore, the highest level of revenues.

        Terminix is a leading provider of termite and pest control services in the United States, serving both residential and commercial customers. As of December 31, 2010, Terminix provided these services in 46 states and the District of Columbia through approximately 310 company-owned locations and 100 franchised outlets. As of December 31, 2010, Terminix also provided termite and pest control services through three subsidiaries in Mexico and had licensing arrangements whereby licensees provided these services in Japan, China, South Korea, Southeast Asia, Central America, the Caribbean and the Middle East.

American Home Shield Segment

        The American Home Shield segment provides home service contracts for household systems and appliances primarily under the American Home Shield brand name. Weather conditions such as extreme temperatures can lead to an increase in service requests related to household systems and appliances, resulting in higher claim costs and lower profitability thereby adversely impacting results of operations and cash flows.

        American Home Shield is a leading provider of home service contracts for household systems and appliances in the United States. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, water heaters and other covered household systems and appliances and services those contracts through independent repair contractors. As of December 31, 2010, American Home Shield issued and administered home service contracts in 49 states and the District of Columbia and had no international operations.

ServiceMaster Clean Segment

        The ServiceMaster Clean segment provides residential and commercial disaster restoration and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services under the Furniture Medic brand name and home inspection services under the AmeriSpec brand name.

        ServiceMaster Clean.    ServiceMaster Clean is a leading franchisor in the residential and commercial disaster restoration and cleaning field in the United States. As of December 31, 2010, ServiceMaster Clean provided these services in all 50 states and the District of Columbia through approximately 3,050 franchised outlets. As of December 31, 2010, ServiceMaster Clean, through subsidiaries, also provided disaster restoration and cleaning services in Canada, the United Kingdom and Spain and had licensing arrangements whereby licensees provided these services in Honduras, India, Lebanon, Turkey, Saudi Arabia, Japan and Southeast Asia.

        Furniture Medic.    Furniture Medic is a leading provider of on-site furniture repair and restoration services in the United States serving residential customers. As of December 31, 2010, Furniture Medic provided these services in 44 states and the District of Columbia through approximately 215 franchised outlets. As of December 31, 2010, Furniture Medic also provided on-site furniture repair and restoration services through franchises in Canada and the United Kingdom and had licensing arrangements whereby licensees provided these services in Turkey and Saudi Arabia.

        AmeriSpec.    AmeriSpec is a leading provider of home inspection services in the United States serving residential customers. As of December 31, 2010, AmeriSpec provided these services in 44 states and the District of Columbia through approximately 250 franchised outlets. AmeriSpec also provided home inspection services through franchises in Canada.

Other Operations and Headquarters Segment

        The Other Operations and Headquarters segment includes the Merry Maids business unit, The ServiceMaster Acceptance Company Limited Partnership ("SMAC") and ServiceMaster's corporate headquarters functions.

        Merry Maids.    Merry Maids is a leading provider of home cleaning services in the United States. As of December 31, 2010, these services were provided in 49 states and the District of Columbia through approximately 80 company-owned locations and 400 franchised outlets. As of December 31, 2010, Merry Maids, through franchises, also provided home cleaning services in Canada, Ireland and the United Kingdom and had licensing arrangements whereby licensees provided these services in Hong Kong, Japan, South Korea and Southeast Asia.

        SMAC.    SMAC provides financing to franchisees of the Company through commercial loans for franchise fees and royalties, equipment and vehicle purchases and working capital needs and to consumer customers of Terminix through retail installment sales contracts. Commercial loans are typically for a term of one to seven years and are generally secured by the assets of the franchisee and other collateral. On December 31, 2010, the outstanding balance of commercial loans was $35.6 million with a bad debt reserve for commercial loans of $2.3 million. SMAC wrote off $0.9 million in commercial loans in 2010. Retail installment sales contracts are typically for a term of 12 months and are unsecured. On December 31, 2010, the outstanding balance of retail installment sales contracts was $19.5 million. In the event a customer fails to make payments under a retail installment sales contract for 120 days after the due date, Terminix purchases the installment contract from SMAC.

        Headquarters Functions.    The Business Support Center, headquartered in Memphis, Tennessee, administers payroll, benefits, risk management, travel and certain procurement services for ServiceMaster's internal operations. Various administrative support departments also provide communications, marketing, government and public relations, administrative, accounting, financial, tax, human resources and legal services.

MARKETING AND DISTRIBUTION

        ServiceMaster markets its services primarily through yellow pages advertisements, direct mail, the internet, television and radio advertising, print advertisements, door-to-door solicitation and telemarketing. Additionally, American Home Shield and Terminix, in certain jurisdictions, market their services through real estate brokerage offices, financial institutions and insurance agencies.

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

        ServiceMaster holds various service marks, trademarks and trade names, such as ServiceMaster, Terminix, TruGreen, TruGreen LandCare, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec and Furniture Medic, that it deems particularly important to the advertising activities conducted by each of its reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2010, ServiceMaster had marks that were protected by registration (either by direct registration or by treaty) in the United States and 117 other countries.

FRANCHISES

        Franchises are important to the TruGreen LawnCare, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Total franchise fees (initial and recurring) represented 3.6%, 3.8% and 3.8% of consolidated revenue from continuing operations in 2010, 2009 and 2008, respectively. Related franchise operating expenses were 1.6%, 1.9% and 2.0% of consolidated operating expenses in 2010, 2009 and 2008, respectively. Total franchise-related profits comprised 27.5%, 25.9% and 32.2% of consolidated operating income in 2010, 2009 and 2008, respectively. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five to ten years. The majority of these franchise agreements are renewed prior to expiration. The majority of international licenses are for ten-year terms.

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

        Landscape Maintenance Services.    Competition in the market segment for commercial landscape maintenance services comes mainly from local, independently owned firms and, to a lesser degree, from a few large companies operating in multiple regions and from property owners who perform their own landscaping services.

        Termite and Pest Control Services.    Competition in the market segment for termite and pest control services comes mainly from regional and local, independently owned firms, from homeowners who treat their own termite and pest control problems and from Orkin, Inc., a subsidiary of Rollins, Inc., which operates on a national basis. Competition also comes from Ecolab Inc., which operates nationally in the commercial pest control segment.

        Home Service Contracts for Systems and Appliances.    Competition in the market segment for home service contracts for household systems and appliances comes mainly from regional providers of home service contracts.

        Home Inspection Services.    Competition in the market segment for home inspection services comes mainly from regional and local, independently owned firms.

        Residential & Commercial Disaster Restoration and Cleaning Services.    Competition in the market segment for disaster restoration and cleaning services comes mainly from local, independently owned firms and a few national professional cleaning companies such as ServPro Industries, Inc.; Paul Davis Restoration, a subsidiary of FirstService Corporation; Belfor, a subsidiary of Belfor Europe GmbH; and BMS Cat, Inc.

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

MAJOR CUSTOMERS

        ServiceMaster has no single customer that accounts for more than ten percent of its consolidated operating revenue. Additionally, no operating segment has a single customer that accounts for more than ten percent of its operating revenue. None of ServiceMaster's operating segments is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the segment.

REGULATORY COMPLIANCE

Government Regulations

        ServiceMaster's operating segments are subject to various international, federal, state and local laws and regulations, compliance with which increases ServiceMaster's operating costs, limits or restricts the services provided by ServiceMaster's operating segments or the methods by which ServiceMaster's operating segments offer, sell and fulfill those services or conduct their respective businesses, or subjects ServiceMaster and its operating segments to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject ServiceMaster to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on its reputation, business, financial condition, results of operations and cash flows.

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

        The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern ServiceMaster's telephone sales practices. In addition, many states and local governing bodies have adopted laws and regulations targeted at direct telephone sales and "do-not-knock," "do-not-mail" and "do-not-leave" activities. The implementation of these marketing regulations requires TruGreen LawnCare, and, to a lesser extent, ServiceMaster's other operating segments, to rely more extensively on other marketing methods and channels. In addition, if ServiceMaster were to fail to comply with any applicable law or regulation, ServiceMaster could be subject to substantial fines or damages, be involved in litigation, suffer losses to its reputation and its business or suffer the loss of licenses or penalties that may affect how the business is operated, which, in turn, could have a material adverse effect on its financial position, results of operations and cash flows.

Franchise Matters

        TruGreen LawnCare, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids are subject to various international, federal and state laws and regulations governing franchise sales, marketing and licensing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale and licensing of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster seeks to comply with regulatory requirements and deal with franchisees and licensees in good faith. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that material disputes with one or more franchisees will not arise.

Environmental Matters

        ServiceMaster's operating segments are subject to various international, federal, state and local laws and regulations regarding environmental, health and safety matters. Compliance with such laws increases ServiceMaster's operating costs, limits or restricts the services provided by ServiceMaster's operating segments or the methods by which they offer, sell and fulfill those services or conduct their respective businesses, or subjects ServiceMaster and its operating segments to the possibility of regulatory or private actions or proceedings. Terminix, TruGreen LawnCare and TruGreen LandCare are regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977, each as amended. ServiceMaster cannot predict the effect of possible future environmental laws on its operations. During 2010, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2011 or 2012 related to such facilities.

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

EMPLOYEES

        The average number of persons employed by ServiceMaster during 2010 was approximately 27,000. Due to the seasonal nature of some of the Company's businesses, employee headcount can fluctuate during the course of a year, reaching approximately 30,000 during peak service periods.

AVAILABLE INFORMATION

        ServiceMaster maintains a website at http://www.svm.com that includes a hyperlink to a website maintained by a third party where ServiceMaster's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission (the "SEC"). The information found on the Company's website is not a part of this or any other report filed with or furnished to the SEC.

ITEM 1A.    RISK FACTORS

        The following discussion of risk factors contains "forward-looking statements," as discussed in Part II, Item 7 below. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, operations and financial condition are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, business, financial position, results of operations and cash flows. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business and Our Industry

Adverse credit and financial market events and conditions could, among other things, impede access to or increase the cost of financing or cause our commercial customers to incur liquidity issues that could lead to some of our services being cancelled or result in reduced revenues and lower operating income, which could have an adverse impact on our business, financial position, results of operations and cash flows.

        Adverse developments in the credit and financial markets, unstable consumer sentiment and high unemployment continue to challenge the U.S. and global financial and credit markets and overall economies. These developments have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our debt in the future, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under our senior secured term loan facility and pre-funded letter of credit facility (together, the "Term Facilities") and senior secured revolving credit facility (the "Revolving Credit Facility") (the Term Facilities and Revolving Credit Facility are collectively referred to herein as the "Credit Facilities"), to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced, or that could result in an increase in the time it takes our customers to pay us, or that could lead to a decrease in pricing for our services and products, any of which could adversely affect our accounts receivable and, in turn, increase our working capital needs.

        Although we are not currently experiencing any limitation of access to the Credit Facilities and are not aware of any issues currently impacting the ability of the lenders under them to honor their commitments to extend credit, there is no assurance that the U.S. and global credit crisis will not adversely affect our ability to borrow under the Credit Facilities in the future. Liquidity or capital problems at one or more of the lenders on the Revolving Credit Facility could reduce or eliminate the amount available for us to draw under such facility. Although we were able to obtain an amendment and extension of our Revolving Credit Facility in February 2011, our access to additional capital may not be available on terms acceptable to us or at all.

        There can be no assurance that adverse developments in the credit and financial markets, along with other economic uncertainties, will not get worse over time and thus impact us more than they have to date. Adverse developments in the credit and financial markets and economic uncertainties make it difficult for us to accurately forecast and plan future business activities. The continuance of the current uncertain economic conditions or further deterioration of such conditions could have a material adverse impact on our business, financial position, results of operations and cash flows.

Further weakening in general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our business, financial position, results of operations and cash flows.

        A substantial portion of our results of operations is dependent upon spending by consumers. Deterioration in general economic conditions and consumer confidence could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions, and there can be no assurance that consumer spending or confidence will materially improve. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce the demand for our services and adversely impact our business, financial position, results of operations and cash flows. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

Weather conditions and seasonality affect the demand for our services and our results of operations and cash flows.

        The demand for our services and our results of operations are affected by weather conditions and by the seasonal nature of our lawn care and landscape maintenance services, termite and pest control services, home inspection services and disaster restoration services. For example, in our geographies that do not have a year-round growing season, the demand for our lawn care and landscape maintenance services decreases during the winter months. Adverse weather conditions (e.g., droughts, severe storms and significant rain or snow fall), whether created by climate change factors or otherwise, can adversely impact the timing of product or service delivery and/or demand for lawn care and landscape maintenance services, and cooler temperatures can impede the development of the termite swarm and lead to lower demand for our termite control services. Severe winter storms can also impact our home cleaning business if we cannot travel to service locations due to hazardous road conditions. In addition, extreme temperatures can lead to an increase in service requests related to household systems and appliances in our home service contract business, resulting in higher claim costs and lower profitability thereby adversely impacting our results of operations and cash flows.

Availability of our raw materials and increases in raw material prices, fuel prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

        Our financial performance is affected by the level of our operating expenses, such as fuel, fertilizer, chemicals, raw materials, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. We cannot predict what effect the recent events in North Africa and the Middle East could have on fuel prices in the future, but it is possible that such events could result in reduced fuel supplies, resulting in higher fuel prices. With respect to fuel, our fleet, which consumes approximately 25 million gallons annually, has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. A ten percent change in fuel prices would result in a change of approximately $6.4 million in the Company's annual fuel cost before considering the impact of fuel swap contracts. Based upon current Department of Energy fuel price forecasts, as well as the hedges the Company has executed to date for 2011, the Company has projected that fuel prices will increase our fuel costs by $15.0 million to $20.0 million for 2011 compared to 2010. Fuel price increases can also result in increases in the cost of fertilizer, chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, fertilizer, chemicals, raw materials, wages, employee benefits, healthcare, vehicles, insurance and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not successfully implement our business strategies, including achieving our growth objectives.

        We may not be able to fully implement our business strategies or realize, in whole or in part within the time frames anticipated, the anticipated benefits of our various growth initiatives. Our various business strategies and initiatives, including our productivity and customer retention initiatives, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, we may incur certain costs to achieve efficiency improvements in our business. Even if these efficiency improvement initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or these initiatives could adversely impact our customer retention and/or our operations. Also, our business strategy may change from time to time. As a result, we may not be able to achieve our expected results of operations and cash flows.

Our market segments are highly competitive. Competition could reduce our share of the market segments served by us and adversely impact our reputation, business, financial position, results of operations and cash flows.

        We operate in highly competitive market segments. Changes in the source and intensity of competition in the market segments served by us impact the demand for our services and may result in additional pricing pressures. The relatively low capital cost of entry to certain of our businesses has led to strong competitive market segments, including competition from regional and local owner-operated companies. Regional and local competitors operating in a limited geographic area may have lower labor, benefits and overhead costs. The principal methods of competition in our businesses include name recognition, quality and speed of service, pricing, customer satisfaction and reputation. No assurance can be given that we will be able to compete successfully against current or future competitors and that the competitive pressures that we face will not result in reduced market segment share or adversely impact our reputation, business, financial position, results of operations and cash flows.

Any inability to attract and retain qualified key executives could hurt the Company and its businesses and inhibit our ability to operate and grow successfully.

        On February 22, 2011, we announced that Harry J. Mullany III would become our new Chief Executive Officer ("CEO"), effective March 31, 2011. Our future success and financial performance will continue to depend in significant part on our executive management team and other key management personnel and the smooth transition to new leadership. Any inability to timely attract qualified key executives, retain our leadership team and recruit other important personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

Public perceptions that our products and services are not environmentally friendly or safe may adversely impact the demand for our services.

        In providing our services, we use, among other things, fertilizers, herbicides and pesticides. Public perception that our products and services are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or our improper application of these chemicals, could reduce demand for our services, increase regulation or government restrictions, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse impact on our business, financial position, results of operations and cash flows.

Changes in the types or mix of our services or products could impact our reputation, business, financial position, results of operations and cash flows.

        Our financial performance is affected by changes in the types or mix of services and products we offer our customers. For example, when Terminix transitioned from offering primarily bait termite services to providing both liquid and bait termite services, this transition required the purchase of additional equipment and training. The bait and termite service lines also have different price points (for both the initial treatment and for renewals), different ongoing service obligations and different revenue recognition policies. Such changes in mix can also affect the timing of our revenues. An unsuccessful rollout or adjustment of our services or products could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Laws and government regulations applicable to our businesses could increase our legal and regulatory expenses and impact our business, financial position, results of operations and cash flows.

        Our businesses are subject to significant international, federal, state and local laws and regulations. These international, federal, state and local laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permit and licensing requirements, workers' safety, the environment, insurance and home service contracts, employee benefits, marketing (including telemarketing or green marketing) and advertising, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and water management techniques. In particular, we anticipate that various federal, state and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including legislation relating to the Employee Free Choice Act; environmental regulations related to water quality, water use, chemical use, climate change and other environmental matters; other consumer protection laws or regulations; or "do-not-knock," "do-not-mail," "do-not-leave" or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses but changes to such requirements may affect our operations and financial performance. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation or suffer the loss of licenses or penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

        The enactment of new federal or state legislation or the promulgation of new regulations or interpretations at any level of government may also expose the Company to potential new liabilities or costs, or may require the Company to modify its business model or business practices. At this time the Company does not expect any such changes in law or regulation to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, in March 2010, comprehensive health care reform legislation was enacted in the U.S. which, among other things, includes guaranteed coverage requirements, including for dependents up to age 26;

eliminates pre-existing condition exclusions and annual and lifetime maximum limits; restricts the extent to which policies can be rescinded; and requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements. The legislation imposes implementation effective dates that began in 2010. Due to the breadth and complexity of the health reform legislation, the current lack of implementing regulations and interpretive guidance, the phased-in nature of the implementation and pending court challenges, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years. However, new requirements to provide additional health insurance benefits to our employees would likely increase our expenses, and any such increases could be significant enough to materially impact our business, financial position, results of operations and cash flows.

Compliance with environmental laws and regulations, including laws pertaining to the use of pesticides and fertilizers, could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.

        Local, state, federal and international laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with the U.S. Environmental Protection Agency ("EPA") and similar state agencies before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the withdrawal from the market place of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA's continuing evaluations.

        In addition, the use of certain pesticides, herbicides and fertilizer products is regulated by various local, state, federal and international environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products only be used on certain types of locations. These laws may also require users to post notices on properties at which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may restrict or ban the use of certain products. Although we strive to comply with such regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous employees, we can give no assurance that we will not violate these or other regulations or changes thereto. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot assure you that the pesticides or other products we apply, or the manner in which we apply them, will not be alleged to cause injury to the environment, to people or to animals, or that such products will not be banned in certain circumstances. The costs of compliance, non-compliance, remediation, combating unfavorable public perceptions or defending products liability lawsuits could have a material adverse impact on our reputation, business, financial position, operating results and cash flows.

        Local, state, federal and foreign agencies regulate the disposal, handling and storage of waste discharges from our facilities and the investigation and clean-up of contaminated sites. We could incur significant costs, including investigation and clean-up costs, fines, penalties and civil or criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of, or liabilities under, these laws and regulations. If there is a significant change in the facts or circumstances surrounding the assumptions upon which we operate, or if we are found to violate applicable environmental and public health laws and regulations, it could have a material adverse impact on future environmental capital expenditures and other environmental expenses and on our financial position, results of operations and cash flows. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

        Local, state, federal and foreign agencies that regulate environmental matters may change environmental laws, regulations or standards, including imposing new regulations with respect to climate change matters. Changes in any of these or other laws, regulations or standards could materially adversely impact our business, financial position, results of operations and cash flows.

If we fail to protect the security of personal information about our customers, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

        We rely, among other things, on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry. The Company is evaluating and updating its systems and protocols to establish compliance with these industry standards as they currently exist, and going forward will continue to evaluate its systems and protocols in a continued effort to comply with industry standards, as such standards may change from time to time in the future. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in application related to our systems or failures to comply with standards set by the payment card industry could cause interruptions in our operations, damage to our reputation and our customers' ability to pay for our services and products by credit card or their willingness to purchase our services and products, result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Our business process outsourcing initiatives have increased our reliance on third-party contractors and may expose our business to harm upon the termination or disruption of our third party contractor relationships.

        Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of business process outsourcing initiatives. As a result, our future operations will increasingly rely on third party vendors to provide services that we previously performed internally. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third party vendors of their agreements with us, could adversely affect our brands, customer relationships, financial position, results of operations and cash flows. Also, if a third party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, there are risks associated with any transitioning activities. In addition, in the event a third party outsourcing relationship is terminated and we are unable to replace it, there is a risk that we may no longer have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, business, financial position, results of operations and cash flows.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

        Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, ServiceMaster, Terminix, TruGreen, TruGreen LandCare, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec and Furniture Medic. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

        Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain services under our recognized brand names, which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Disruptions or security failures in our information technology systems could create liability for us and/or limit our ability to effectively monitor, operate and control our operations and adversely impact our reputation, business, financial position, results of operations and cash flows.

        Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws and regulations. For example, delays, higher than expected costs or unsuccessful implementation of new information technology systems at American Home Shield could adversely impact our operations. In addition, any disruption in or failure of our information technology systems to operate as expected could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws related to our customers and employees. If our disaster recovery plans do not work as anticipated, or if the third party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely impacted and any of these circumstances could adversely impact our reputation, business, financial position, results of operations and cash flows.

Future acquisitions could impact our reputation, business, financial position, results of operations and cash flows.

        We plan to continue to pursue opportunities to expand through selective acquisitions. Our ability to make acquisitions at reasonable prices and to integrate acquired businesses is an important factor in our future growth. We cannot ensure that we will be able to manage or integrate acquired businesses successfully and/or retain customers of the acquired businesses. Any inability on our part to consolidate and manage growth from acquired businesses could have an adverse impact on our reputation, business, financial position, results of operations and cash flows and there can be no assurance that any acquisition that we make in the future will provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities; failure to effectively and timely adopt and adhere to our internal control processes; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses.

We are subject to various restrictive covenants that could adversely impact our business, financial position, results of operations and cash flows.

        From time to time, we enter into noncompetition agreements, especially in connection with dispositions, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our business. We also are subject to various non-solicitation and no-hire covenants that may restrict our ability to solicit potential customers or employees. To the extent that such restrictive covenants prevent us from taking advantage of business opportunities, or if we fail to comply with them, our business, financial position, results of operations and cash flows may be adversely impacted.

Our future success depends on our ability to attract and retain trained workers and third party contractors.

        Our future success and financial performance depend substantially on our ability to attract, retain and train workers and attract and retain third party contractors. Our ability to conduct our operations is in part impacted by our ability to increase our labor force, including on a seasonal basis, which may be adversely impacted by a number of factors, including immigration reform or lack thereof, which may negatively impact the number of foreign nationals available to engage in seasonal employment. In the event of a labor shortage, we could experience difficulty in delivering our services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

We may be required to recognize additional impairment charges.

        We have significant amounts of goodwill and intangible assets and have incurred impairment charges in the past with respect to goodwill and intangible assets. In accordance with applicable accounting standards, we test for impairment annually, or more frequently if there are indicators of impairment, such as:

  •
  significant adverse changes in the business climate;

  •
  adverse actions or assessments by regulators;

  •
  unanticipated competition;

  •
  loss of key personnel; and

  •
  a current expectation that more-likely-than-not (e.g., a likelihood that is more than 50%) a reporting unit or intangible asset will be sold or otherwise disposed of.

        For example, in the second quarter of 2010, we recorded a non-cash impairment charge of $46.9 million, of which $43.0 million was related to the remaining goodwill at our TruGreen LandCare segment. Based upon future economic conditions, as well as the operating performance of our reporting units, future impairment charges could be incurred.

Our franchisees could take actions that could harm our business.

        Our franchisees are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and a brand's image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. In addition, it is possible that creditors, or other claimants, of a franchisee, could, in the event such creditors and claimants cannot collect from our franchisee or otherwise, attempt to make claims against us under various legal theories. If successful, these claims could have a material adverse impact on our reputation, business, financial position, results of operation and cash flows.

Changes in accounting rules or interpretations could adversely impact our financial position and results of operations.

        Changes in rules applicable to our business, including proposed revisions to the rules related to accounting for leases and reserves for and disclosures relating to legal contingencies, could (i) affect our reported results of operations and financial position, (ii) potentially decrease the comparability of our financial statements to others within our industry and (iii) increase our liability exposure.

Risks Related to Our Capital Structure and Our Debt

We are indirectly owned and controlled by the Equity Sponsors, and their interests as equity holders may conflict with the interests of holders of our debt.

        We are indirectly owned and controlled by the Equity Sponsors, who have the ability to control our policies and operations. The directors elected by certain of the Equity Sponsors are able to make decisions affecting our capital structure, including decisions to issue or repurchase capital stock, pay dividends and incur, repurchase or refinance our debt. The interests of the Equity Sponsors may not in all cases be aligned with the interests of the holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Equity Sponsors might conflict with the interests of holders of our debt. In addition, our Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to our business or the holders of our then existing debt. Furthermore, the Equity Sponsors may in the future own businesses that directly or indirectly compete with us. One or more of the Equity Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

        As of December 31, 2010, we had $3,948.5 million of consolidated indebtedness and, after amending the Revolving Credit Facility on February 2, 2011, we have approximately $442.0 million of available borrowings under that facility. Our substantial debt could have important consequences to holders of our debt and other stakeholders in the Company. Because of our substantial debt:

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

  •
  we may be at a competitive disadvantage compared to our competitors with proportionately less debt or with comparable debt on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;

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

        While the terms of the instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us or our subsidiaries from incurring additional indebtedness in the future and the indebtedness that we and our subsidiaries may incur could be substantial. The Credit Facilities provide us with commitments for additional borrowings of approximately $442.0 million under the Revolving Credit Facility, as of February 2, 2011, and permit additional borrowings beyond those commitments under certain circumstances. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.

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

  •
  create liens;

  •
  in the case of the Term Facilities, enter into agreements restricting dividends or other distributions by subsidiaries to ServiceMaster; and

  •
  in the case of the Revolving Credit Facility, make acquisitions, enter into agreements restricting our ability to incur liens securing the Revolving Credit Facility and change our business or ServiceMaster's fiscal year.

        The indenture governing our senior toggle notes maturing in 2015 (the "Permanent Notes") also contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

  •
  incur more debt;

  •
  repurchase our debt;

  •
  pay dividends, redeem stock or make other distributions;

  •
  make investments;

  •
  create liens;

  •
  transfer or sell assets;

  •
  merge, consolidate or sell all or substantially all of our assets;

  •
  limit the ability of restricted subsidiaries to make payments to us;

  •
  designate our subsidiaries as unrestricted subsidiaries; and

  •
  enter into certain transactions with our affiliates.

        The restrictions in the indenture governing the Permanent Notes, the Credit Facilities and the instruments governing our other debt may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be able to pay or refinance our debt, at maturity or otherwise, on terms acceptable to us, or at all.

        Our ability to comply with the covenants and restrictions contained in the Credit Facilities, the indenture governing the Permanent Notes and the instruments governing our other debt may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under the Credit Facilities and the Permanent Notes. This could have a material adverse impact on our business, financial position, results of operations and cash flows and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our debt and our ability to refinance all or a portion of our debt or obtain additional financing depends on many factors beyond our control.

        As a holding company, we have no independent operations or material assets other than our ownership of equity interests in our subsidiaries, and we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including satisfying our obligations under our debt. Our ability to make scheduled payments on, or to refinance our obligations under, our debt depends on the ability of our subsidiaries to make distributions and dividends to us, which, in turn, depends on their operating results, cash requirements and financial condition, general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control, and as described under "Risks Relating to Our Business and Our Industry" above.

        The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home service, or similar companies is subject to applicable state law limitations. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $240.1 million as of December 31, 2010, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $197.7 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect in 2011. The remainder of the $240.1 million, or $42.4 million, is related to amounts that the Company's management does not consider readily available to be used to service the Company's indebtedness due, among other reasons, to the Company's cash management practices and working capital needs at various subsidiaries.

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

        The Revolving Credit Facility, as amended, is scheduled to mature on July 24, 2014, and the Term Facilities will mature on July 24, 2014. The Permanent Notes will mature on July 15, 2015. We cannot assure you that we will be able to refinance any of our debt or obtain additional financing, particularly because of our high levels of debt. It is our understanding that a significant amount of global indebtedness related to the leveraged buy-out boom will mature between 2012 and 2015, when significant portions of our debt is scheduled to mature. There is no assurance that the debt markets will be able to absorb all of the potential refinancing during that time period. Moreover, in 2008 and 2009, the global credit markets suffered a significant contraction, including the failure of some large financial institutions. This resulted in a significant decline in the credit markets and the overall availability of credit. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant debt levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected. If we cannot refinance our debt, we could face substantial liquidity problems, causing us to become bankrupt or insolvent, and we might be required to dispose of material assets or operations to meet our debt service and other obligations. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be, whether the proceeds that we realize will be adequate to meet our debt service obligations when due or whether we would receive fair value for such assets.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of December 31, 2010, each one percentage point change in interest rates would result in approximately a $11.3 million change in the annual interest expense on our Term Facilities after considering the impact of the interest rate swaps into which we have entered. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in approximately a $5.0 million change in annual interest expense on our Revolving Credit Facility. We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in approximately a $0.5 million change in annual interest expense with respect to this arrangement. We are also exposed to increases in interest rates with respect to our floating rate operating leases, and a one percentage point change in interest rates would result in approximately a $0.5 million change in annual rent expense with respect to such operating leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The headquarters for TruGreen LawnCare, Terminix and TruGreen LandCare, along with the corporate headquarters, are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Home Shield are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, AmeriSpec, Furniture Medic, Merry Maids and a training facility are located in owned premises at 3839 Forest Hill Irene Road, Memphis, Tennessee. In addition, ServiceMaster leases space for a call center located at 6399 Shelby View Drive, Memphis, Tennessee; offices located at 850 and 855 Ridge Lake Boulevard, Memphis, Tennessee; a training facility located at 1650 Shelby Oaks Drive North, Memphis, Tennessee; and a warehouse located at 1575 Two Place, Memphis, Tennessee.

        ServiceMaster and its operating companies own and lease a variety of facilities, principally in the United States, for branch and service center operations and for office, storage, call center and data processing space. The following chart identifies the number of owned and leased facilities used by each of its operating segments and Merry Maids as of December 31, 2010. ServiceMaster believes that these facilities, when considered with the corporate headquarters, call center facility, offices, training facilities and warehouse described above, are suitable and adequate to support the current needs of its business.

Operating Company	Owned Facilities	Leased Facilities
TruGreen LawnCare	37	245
TruGreen LandCare	2	109
Terminix	19	434
American Home Shield	1	4
ServiceMaster Clean	—	10
Merry Maids	—	86

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective and class action basis, regulatory, insured and uninsured employment, general and commercial liability, wage and hour and environmental proceedings. The Company has entered into settlement agreements in certain cases, including putative collective and class actions, which are subject to court approval. For instance, American Home Shield Corporation was sued in a putative class action on May 26, 2009 in the U.S. District Court for the Northern District of Alabama by Abigail Rudd, et al., and is alleged to have violated Section 8 of the Real Estate Settlement Procedures Act in connection with certain payments made to real estate agencies. On March 4, 2011, the court granted preliminary approval of a settlement to resolve this matter, which settlement is not expected to have a material effect on the Company's reputation, business, financial position, results of operations or cash flows. If one or more of the Company's settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings may not prove to be material to its reputation, business, financial position, results of operations and cash flows.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's sole class of issued equity is common stock. As of March 28, 2011, all of the Company's common stock was owned by CDRSVM Holding, Inc.

        On July 24, 2007, the Company completed the Merger pursuant to which the Company's publicly traded securities were cancelled in exchange for cash. As a result of the Merger transaction, the Company became a privately held corporation, and its equity shares are no longer publicly traded. The Company has not paid any dividends since the Merger. There are restrictions on the Company's, and its subsidiaries', ability to pay dividends in the future. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

Five-Year Financial Summary

	Successor(1)				Predecessor(1)
						Year Ended Dec. 31,
	Year Ended Dec. 31,
				Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands, except per share data)	2010	2009	2008			2006
Operating Results:
Operating revenue	$3,365,902	$3,240,079	$3,311,432	$1,422,358	$1,934,390	$3,332,703
Operating income(2)	257,890	257,157	197,762	33,240	143,932	324,128
Percentage of operating revenue	7.7%	7.9%	6.0%	2.3%	7.4%	9.7%
Non-operating expense(3)	278,354	246,940	357,935	181,734	3,128	35,639
(Benefit) provision for income taxes(2),(4)	(6,433)	(4,390)	(38,300)	(52,182)	51,692	95,205

(Loss) Income from continuing operations(2),(3),(4)	(14,031)	14,607	(121,873)	(96,312)	89,112	193,284
Loss from discontinued operations, net of income taxes(2)	(528)	(1,112)	(4,526)	(27,208)	(4,588)	(15,585)

Net (loss) income(2),(3),(4)	(14,559)	13,495	(126,399)	(123,520)	84,524	177,699
Net income attributable to noncontrolling interests	—	—	—	—	3,423	8,000

Net (loss) income attributable to ServiceMaster(2),(3),(4)	$(14,559)	$13,495	$(126,399)	$(123,520)	$81,101	$169,699

Cash dividends per share	$—	$—	$—	$—	$0.24	$0.46
Financial Position:
Total assets	$7,098,090	$7,146,389	$7,493,627	$7,591,060		$3,134,441
Total liabilities	$5,910,563	$5,960,058	$6,361,268	$6,287,526		$1,945,583
Total long-term debt outstanding	$3,948,487	$3,974,944	$4,266,092	$4,130,811		$706,954
Total shareholder's equity(2),(3),(4)	$1,187,527	$1,186,331	$1,132,359	$1,303,534		$1,188,858

(1)
Although ServiceMaster continued as the same legal entity after the Merger, the accompanying selected financial data is presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.

(2)
The 2010, 2009 and 2008 results include restructuring and Merger related charges of $12.2 million, $26.9 million and $12.5 million, respectively, as described in Note 8 to the Consolidated Financial Statements.

The 2007 results include restructuring and Merger related charges of $26.8 million for the Successor period from July 25, 2007 to December 31, 2007 and $58.4 million for the Predecessor period from January 1, 2007 to July 24, 2007. These charges include lease termination and other costs related to the closing of the Santa Rosa call center; severance and other costs related to organizational changes made within the TruGreen LandCare operations; employee retention, severance and other costs related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois; consulting, severance and other costs related to prior initiatives; and Merger charges related to the purchase of ServiceMaster by a group of investors led by CD&R.

The 2006 results include restructuring charges for severance, as well as costs associated with the Company's initiative to improve the effectiveness and efficiency of its functional support areas, and accruals for employee retention and severance to be paid in future periods that are related to the Company's decision to consolidate its corporate headquarters into its operations support center in Memphis, Tennessee and close its former headquarters in Downers Grove, Illinois. The restructuring charges totaled $21.6 million pre-tax and $6.9 million after-tax. The after-tax impact of the restructuring charges includes approximately $6 million of non-recurring net operating loss carry forward benefits which became realizable to the Company as a result of its decision to consolidate its corporate headquarters in Memphis, Tennessee.

In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. During 2010, 2009 and 2008, the Company recorded non-cash impairment charges of $46.9 million, $28.0 million and $60.1 million, respectively, to reduce the carrying value of goodwill and trade names as a result of the Company's interim and annual impairment testing of goodwill and indefinite-lived intangible assets. These charges are included in the results of continuing operations for 2010, 2009 and 2008.

In the fourth quarter of 2007, the Company recorded a non-cash impairment charge associated with the goodwill at its InStar business in the amount of $12.9 million. This charge is classified within the financial statement caption "loss from discontinued operations, net of income taxes." In the first quarter of 2006, the Company recorded a $42.0 million impairment charge for expected losses on the disposition of American Residential Services and American Mechanical Services. This charge is classified within the financial statement caption "loss from discontinued operations, net of income taxes."

In addition to the impairment charges noted above, the Company also recorded impairment charges of $6.3 million and $18.1 million for the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007, respectively, related to the long-lived assets (other than goodwill) at its InStar business in connection with the decision to sell the InStar business. This charge is classified within the financial statement caption "loss from discontinued operations, net of income taxes."

(3)
The 2009 results include a $46.1 million ($29.6 million, net of tax) gain on extinguishment of debt related to the completion of open market purchases of $89.0 million in face value of the Company's Permanent Notes.

(4)
In the third and fourth quarters of 2009, the Company recorded a reduction in income tax expense of $12.1 million and $3.1 million, respectively, related to changes in state tax rates used to measure deferred taxes. In the fourth quarter of 2008, the Company recorded a reduction in income tax benefit of $8.3 million resulting from the establishment of a valuation allowance related to certain deferred tax assets for which the realization in future years is not more likely than not. In the fourth quarter of 2006, the Company recorded a reduction in income tax expense of $7.0 million resulting from the favorable resolution of state tax items related to a prior non-recurring transaction.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year ended December 31, 2010 compared with the year ended December 31, 2009

        The Company reported revenue of $3,365.9 million for the year ended December 31, 2010, a $125.8 million or 3.9 percent increase compared to the year ended December 31, 2009. The revenue increase was driven by the results of our business units as described in our "Segment Review (Year ended December 31, 2010 compared with the year ended December 31, 2009)."

        Operating income was $257.9 million for the year ended December 31, 2010 compared to $257.2 million for the year ended December 31, 2009. Loss from continuing operations before income taxes was $20.5 million for the year ended December 31, 2010 compared to income from continuing operations before income taxes of $10.2 million for the year ended December 31, 2009. The decrease in income from continuing operations before income taxes of $30.7 million primarily reflects the net effect of year over year changes in the following items:

(In thousands)
Non-cash purchase accounting adjustments(1)	$24,201
Interest expense(2)	12,398
Interest and net investment income(3)	2,279
Restructuring and Merger related charges(4)	14,650
Non-cash goodwill and trade name impairment(5)	(18,884)
Gain on extinguishment of debt(6)	(46,106)
Residual value guarantee charge(7)	(4,988)
Long-term incentive plan(8)	(4,446)
Key executive separation charges(9)	(6,220)
Segment results(10)	(3,565)

$(30,681)

(1)
Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets being fully amortized as of July 24, 2010.

(2)
Represents a decrease in interest expense as a result of decreases in our weighted average interest rates and average long-term debt balances as compared to 2009.

(3)
As further described in "Operating and Non-Operating Expenses," represents an increase in interest and net investment income.

(4)
Represents a decrease in (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) restructuring charges related to a branch optimization project at Terminix, (iii) restructuring charges related to information technology outsourcing at Other Operations and Headquarters and (iv) Merger related charges.

(5)
Represents the difference between non-cash impairment charges of $46.9 million and $28.0 million recorded in the years ended December 31, 2010 and 2009, respectively, to reduce the carrying value of goodwill and trade names as a result of the Company's interim and annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further details.

(6)
Represents the gain on extinguishment of debt recorded in the year ended December 31, 2009 related to the completion of open market purchases of $89.0 million in face value of the Company's Permanent Notes. There were no open market or other purchases of Permanent Notes by the Company in the year ended December 31, 2010.

(7)
Represents an increase in residual value guarantee charges related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company's estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $10.4 million and $5.5 million in the years ended December 31, 2010 and 2009, respectively, related to this shortfall.

(8)
Represents the reversal, in 2009, of a reserve for cash awards related to a long-term incentive plan as certain performance measures under the plan were not achieved. There was no similar reversal in 2010.

(9)
Represents key executive separation charges recorded in the year ended December 31, 2010 related to the retirement of our CEO on March 31, 2011 and the resignation of the President of TruGreen LandCare in 2010.

(10)
Represents a net decrease in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, restructuring and Merger related charges, non-cash goodwill trade name impairment, gain on extinguishment of debt, residual value guarantee charge, long-term incentive plan adjustments and key executive separation charges, reflecting the decline in results at TruGreen LandCare, American Home Shield and Other Operations and Headquarters, offset, in part, by the improvement in results at TruGreen LawnCare, Terminix and ServiceMaster Clean as described in our "Segment Review (Year ended December 31, 2010 compared with the year ended December 31, 2009)."

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 25 million gallons. Fuel costs, after the impacts of the hedges and after adjusting for the impact of year over year changes in the number of gallons used, decreased $22.3 million for the year ended December 31, 2010 compared to 2009. Based upon current Department of Energy fuel price forecasts, as well as the hedges the Company has executed to date for 2011, the Company has projected that fuel prices will increase our fuel costs by $15.0 million to $20.0 million for 2011 compared to 2010.

        The Company experienced a reduction in its health care costs in 2010. After adjusting for the impact of year over year changes in the number of covered employees, health care and related costs decreased $14.1 million for the year ended December 31, 2010 compared to 2009. We expect to incur incremental aggregate health care costs in 2011 as compared to 2010 as a result of continued inflation in the cost of health care services and due to certain provisions of the Patient Protection and Affordable Care Act.

        The Company has entered into multiple interest rate swap agreements as further discussed in Note 12 to the Consolidated Financial Statements. Changes in interest rates, after the impacts of the interest rate swap agreements, have improved the Company's non-operating expenses by approximately $3.3 million pre-tax for the year ended December 31, 2010 compared to 2009 by virtue of the effect on floating rate debt, offset, in part, by the negative effect on investment income.

Operating and Non-Operating Expenses

        The Company reported cost of services rendered and products sold of $1,991.1 million for the year ended December 31, 2010 compared to $1,913.3 million for the year ended December 31, 2009. As a percentage of revenue, these costs increased to 59.2 percent for the year ended December 31, 2010 from 59.1 percent for the year ended December 31, 2009. This percentage increase primarily reflects residual value guarantee charges, provisions for incentive compensation and costs related to ongoing initiatives at TruGreen LawnCare; decreased labor and materials efficiencies at TruGreen LandCare; increases in lower margin product distribution revenue at

Terminix; and increased contract claims costs at American Home Shield. These increased costs were offset, in part, by reduced fertilizer costs at TruGreen LawnCare and reduced fuel and health care costs.

        The Company reported selling and administrative expenses of $918.7 million for the year ended December 31, 2010 compared to $852.8 million for the year ended December 31, 2009. As a percentage of revenue, these costs increased to 27.3 percent for the year ended December 31, 2010 from 26.3 percent for the year ended December 31, 2009. This percentage increase primarily reflects increased investments in sales and marketing, increased costs related to on-going initiatives at TruGreen LawnCare, increased spending in the Company's headquarters functions to enhance capabilities in our centers of excellence and on initiatives designed to improve the performance of our operating segments, increased provisions for incentive compensation and key executive separation charges of $6.2 million related to the retirement of our CEO on March 31, 2011 and the resignation of the President of TruGreen LandCare in 2010.

        Amortization expense was $139.1 million for the year ended December 31, 2010 compared to $161.9 million for the year ended December 31, 2009. The decrease is a result of certain finite lived intangible assets being fully amortized as of July 24, 2010.

        Non-operating expense totaled $278.4 million for the year ended December 31, 2010 compared to $246.9 million for the year ended December 31, 2009. The increase includes the impact of a $46.1 million gain on extinguishment of debt recorded in the year ended December 31, 2009, which did not recur in 2010, offset, in part, by a $12.4 million decrease in interest expense, primarily resulting from decreases in our weighted-average interest rates and average long-term debt balances, and a $2.3 million increase in interest and net investment income. Interest and net investment income was comprised of the following for the years ended December 31, 2010 and 2009:

	Year Ended Dec. 31,
(In thousands)	2010	2009
Realized gains(1)	$6,418	$7,830
Impairments of securities(2)	(174)	(5,854)
Deferred compensation trust(3)	1,200	1,964
Other(4)	1,914	3,139

Interest and net investment income	$9,358	$7,079

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

        The effective tax rate on (loss) income from continuing operations was a benefit of 31.4 percent for the year ended December 31, 2010 compared to a benefit of 43.0 percent for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010 includes a reduction to income tax expense resulting from the resolution of examinations by state taxing authorities and the lapsing of statutes of limitations. However, these benefits are reduced by foreign and state tax expense that the Company incurred for the current year despite sustaining a full year loss from continuing operations before tax. The effective tax rate for the year ended December 31, 2009 includes a reduction to income tax expense resulting from a change in the state tax rates used to measure deferred taxes which more than offset federal, state and foreign tax expense.

Restructuring and Merger Related Charges

        The Company incurred restructuring and Merger related charges of $12.2 million and $26.9 million for the years ended December 31, 2010 and 2009, respectively. Restructuring and Merger related charges were comprised of the following:

	Year Ended Dec. 31,
(In thousands)	2010	2009
TruGreen LawnCare reorganization and restructuring(1)	$6,922	$8,717
Information technology outsourcing(2)	—	9,861
Terminix branch optimization(3)	2,352	3,219
Merger related charges(4)	1,208	2,321
Other(5)	1,744	2,758

Total restructuring and Merger related charges	$12,226	$26,876

(1)
Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the years ended December 31, 2010 and 2009, these costs included consulting fees of $4.7 million and $6.3 million, respectively, and severance, lease termination and other costs of $2.2 million and $2.4 million, respectively.

(2)
On December 11, 2008, the Company entered into an agreement with International Business Machines Corporation ("IBM") pursuant to which IBM provides information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the year ended December 31, 2009, these costs included transition fees paid to IBM of $7.6 million, employee retention and severance costs of $1.3 million and consulting and other costs of $1.0 million.

(3)
Represents restructuring charges related to a branch optimization project. For the years ended December 31, 2010, these costs were comprised of lease termination costs. For the year ended December 31, 2009, these costs included lease termination costs of $2.9 million and severance costs of $0.3 million.

(4)
Includes severance, retention, legal fees and other costs associated with the Merger.

(5)
For the years ended December 31, 2010 and 2009 these costs related to previous restructuring initiatives and included adjustments to lease termination reserves of $0.9 million and $0.4 million, respectively, employee retention and severance costs of $0.4 million and $0.6 million, respectively, and consulting and other costs of $0.4 million and $1.8 million, respectively.

Impairment of Goodwill and Trade Names

        During the years ended December 31, 2010 and 2009, the Company recorded non-cash impairment charges of $46.9 million and $28.0 million, respectively, to reduce the carrying value of goodwill and trade names as a result of its interim and annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further details.

Key Performance Indicators

        The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of December 31,
	2010	2009	2008
TruGreen LawnCare—
(Reduction) Growth in Full Program Accounts	(1.7)%	0.7%	1.4%
Customer Retention Rate	66.0%	68.1%	66.0%
Terminix—
Growth (Reduction) in Pest Control Customers	3.6%	(0.9)%	2.9%
Pest Control Customer Retention Rate	79.9%	78.5%	78.8%
Growth (Reduction) in Termite Customers	0.3%	(1.5)%	0.2%
Termite Customer Retention Rate	86.0%	85.7%	86.8%
American Home Shield—
Growth (Reduction) in Home Service Contracts	0.1%	0.1%	(0.8)%
Customer Retention Rate	66.1%	63.8%	61.8%

Segment Review (Year ended December 31, 2010 compared with the year ended December 31, 2009)

        The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income (loss) from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

        The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company's performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company's financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company's cash flow or liquidity. "Adjusted EBITDA" means net income (loss) before net loss from discontinued operations; (benefit) provision for income taxes; other expense; gain on extinguishment of debt; interest expense and interest and net investment (income) loss; and depreciation and amortization expense; as well as adding back interest and net investment (income) loss, residual value guarantee charge and non-cash goodwill and trade name impairment. "Comparable Operating Performance" is calculated by adding back to Adjusted EBITDA an amount equal to the non-cash stock-based compensation expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

        The Company believes Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. In addition, the Company excludes residual value guarantee charges that do not result in additional cash payments to exit the facility at the end of the lease term. The Company uses Comparable Operating Performance as a supplemental measure to assess the Company's performance because it excludes non-cash stock-based compensation expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger. The Company presents Comparable Operating Performance because it believes that it is useful for investors, analysts and other interested parties in their analysis of the Company's operating results.

        Charges relating to stock-based compensation expense and the impact of purchase accounting are non-cash and the exclusion of the impact of these items from Comparable Operating Performance allows investors to understand the current period results of operations of the business on a comparable basis with previous periods and, secondarily, gives the investors added insight into cash earnings available to service the Company's debt. We believe this to be of particular importance to the Company's public investors, which are debt holders. The Company also believes that the exclusion of the purchase accounting and non-cash stock-based compensation expense may provide an additional means for comparing the Company's performance to the performance of other companies by eliminating the impact of differently structured equity-based, long-term incentive plans (although care must be taken in making any such comparison, as there may be inconsistencies among companies in the manner of computing similarly titled financial measures).

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

  •
  Other companies in the Company's industries may calculate Adjusted EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures; and

  •
  Comparable Operating Performance does not include the impact of purchase accounting and non-cash stock-based compensation expense; the latter exclusion may cause the overall compensation cost of the business to be understated.

        Operating Revenues and Comparable Operating Performance by operating segment are as follows:

	Year Ended Dec. 31,
(In thousands)	2010	2009	2008
Operating Revenue:
TruGreen LawnCare	$1,096,667	$1,048,936	$1,094,730
TruGreen LandCare	238,508	262,194	316,306
Terminix	1,157,346	1,089,072	1,093,922
American Home Shield	656,572	630,251	588,039
ServiceMaster Clean	132,132	125,614	129,798
Other Operations and Headquarters	84,677	84,012	88,637

Total Operating Revenue	$3,365,902	$3,240,079	$3,311,432

Comparable Operating Performance:
TruGreen LawnCare	$187,550	$178,646	$194,883
TruGreen LandCare	7,684	24,141	20,468
Terminix	267,338	247,182	228,082
American Home Shield	116,736	113,738	95,138
ServiceMaster Clean	63,691	59,431	56,479
Other Operations and Headquarters	(101,910)	(92,265)	(89,151)

Total Comparable Operating Performance	$541,089	$530,873	$505,899

Memo: Items included in Comparable Operating Performance Restructuring and Merger related charges(1)	$12,226	$26,876	$12,495

Management and consulting fees(2)	$7,500	$7,500	$2,000

Memo: Items excluded from Comparable Operating Performance Comparable Operating Performance of discontinued operations	$(1,123)	$(1,811)	$(215)

  (1)
  Represents (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, a branch optimization project at Terminix and information technology outsourcing at Other Operations and Headquarters and (ii) Merger related charges.

  (2)
  Represents management and consulting fees payable to certain related parties. See Note 10 to the Consolidated Financial Statements for further information on management and consulting fees.

        The following table presents reconciliations of operating income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(in thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Year Ended Dec. 31, 2010
Operating income (loss)(1)	$112,312	$(50,103)	$199,750	$68,380	$55,450	$(127,899)	$257,890
Depreciation and amortization expense	66,069	11,524	67,761	42,259	7,106	13,430	208,149

EBITDA	178,381	(38,579)	267,511	110,639	62,556	(114,469)	466,039
Interest and net investment income(2)	—	—	—	6,243	153	2,962	9,358
Residual value guarantee charge(3)	9,222	—	—	—	982	245	10,449
Non-cash goodwill and trade name impairment(4)	—	46,884	—	—	—	—	46,884

Adjusted EBITDA	187,603	8,305	267,511	116,882	63,691	(111,262)	532,730
Non-cash stock-based compensation expense	—	—	—	—	—	9,352	9,352
Non-cash credits attributable to purchase accounting(5)	(53)	(621)	(173)	(146)	—	—	(993)

Comparable Operating Performance	$187,550	$7,684	$267,338	$116,736	$63,691	$(101,910)	$541,089

Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges (credits)(6)	$6,922	$778	$3,491	$(127)	$71	$1,091	$12,226

Management and consulting fees(7)	$—	$—	$—	$—	$—	$7,500	$7,500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of discontinued operations(8)	$—	$—	$—	$—	$—	$(1,123)	$(1,123)

Year Ended Dec. 31, 2009
Operating income (loss)(1)	$64,897	$11,906	$184,131	$70,253	$50,456	$(124,486)	$257,157
Depreciation and amortization expense	87,726	11,486	63,277	41,728	8,243	13,818	226,278

EBITDA	152,623	23,392	247,408	111,981	58,699	(110,668)	483,435
Interest and net investment income(2)	—	—	—	1,976	144	4,959	7,079
Residual value guarantee charge(3)	4,726	—	—	—	588	147	5,461
Non-cash trade name impairment(4)	21,400	1,400	—	—	—	5,200	28,000

Adjusted EBITDA	178,749	24,792	247,408	113,957	59,431	(100,362)	523,975
Non-cash stock-based compensation expense	—	—	—	—	—	8,097	8,097
Non-cash credits attributable to purchase accounting(5)	(103)	(651)	(226)	(219)	—	—	(1,199)

Comparable Operating Performance	$178,646	$24,141	$247,182	$113,738	$59,431	$(92,265)	530,873

Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges(6)	$8,717	$194	$3,390	$147	$—	$14,428	$26,876

Management and consulting fees(7)	$—	$—	$—	$—	$—	$7,500	$7,500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of discontinued operations(8)	$—	$—	$—	$—	$—	$(1,811)	$(1,811)

Year Ended Dec. 31, 2008
Operating income (loss)(1)	$106,821	$8,537	$155,252	$30,475	$46,321	$(149,644)	$197,762
Depreciation and amortization expense	87,990	11,181	60,217	46,924	9,031	13,861	229,204

EBITDA	194,811	19,718	215,469	77,399	55,352	(135,783)	426,966
Interest and net investment (loss) income(2)	—	—	—	(8,201)	127	(1,978)	(10,052)
Non-cash trade name impairment(4)	—	1,400	16,500	—	1,000	41,200	60,100

Adjusted EBITDA	194,811	21,118	231,969	69,198	56,479	(96,561)	477,014
Non-cash stock-based compensation expense	—	—	—	—	—	7,032	7,032
Non-cash charges (credits) attributable to purchase accounting(5)	72	(650)	(3,887)	25,940	—	378	21,853

Comparable Operating Performance	$194,883	$20,468	$228,082	$95,138	$56,479	$(89,151)	$505,899

Memo: Items included in Comparable Operating Performance
Restructuring and Merger related charges(6)	$315	$337	$57	$729	$1,545	$9,512	$12,495

Management and consulting fees(7)	$—	$—	$—	$—	$—	$2,000	$2,000

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of discontinued operations(8)	$—	$—	$—	$—	$—	$(215)	$(215)

(1)
Presented below is a reconciliation of total segment operating income to net (loss) income.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Total Segment Operating Income	$257,890	$257,157	$197,762
Non-operating Expense (Income):
Interest expense	286,979	299,377	347,231
Interest and net investment (income) loss	(9,358)	(7,079)	10,052
Gain on extinguishment of debt	—	(46,106)	—
Other expense	733	748	652

(Loss) Income from Continuing Operations before Income Taxes	(20,464)	10,217	(160,173)
Benefit for income taxes	(6,433)	(4,390)	(38,300)

(Loss) Income from Continuing Operations	(14,031)	14,607	(121,873)
Loss from discontinued operations, net of income taxes	(528)	(1,112)	(4,526)

Net (Loss) Income	$(14,559)	$13,495	$(126,399)

(2)
Interest and net investment income (loss) is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $240.1 million as of December 31, 2010. American Home Shield interest and net investment income (loss) was $6.2 million, $2.0 million and ($8.2) million for the years ended December 31, 2010, 2009 and 2008, respectively. The balance of interest and net investment income (loss) primarily relates to (i) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within (loss) income from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)
Represents residual value guarantee charges related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company's estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded charges of $10.4 million and $5.5 million in the years ended December 31, 2010 and 2009, respectively, related to this shortfall.

(4)
Represents non-cash impairment charges of $46.9 million, $28.0 million and $60.1 million recorded in the years ended December 31, 2010, 2009 and 2008, respectively, to reduce the carrying value of goodwill and trade names as a result of the Company's interim and annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further information.

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

(7)
Represents management and consulting fees payable to certain related parties. See Note 10 to the Consolidated Financial Statements for further information on management and consulting fees.

(8)
There are no adjustments necessary to reconcile operating loss from discontinued operations, the most directly comparable financial measure under GAAP, to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the years ended December 31, 2010, 2009 or 2008.

TruGreen LawnCare Segment

        The TruGreen LawnCare segment, which provides lawn, tree and shrub care services, reported a 4.6 percent increase in revenue, a 73.1 percent increase in operating income and a 5.0 percent increase in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. The revenue results reflect improved price realization and higher sales of expanded services, offset, in part, by a 1.7 percent decline in customer counts. The decline in customer counts was driven by a 210 basis point reduction in the customer retention rate, offset, in part, by an increase in new unit sales generated in our neighborhood selling channel. TruGreen LawnCare is continuing its efforts to improve customer retention by focusing on the overall quality of service delivery, including the lawn quality audit program, the reduction of lawn specialist turnover and the continued improvement of overall communication with customers.

        TruGreen LawnCare's Comparable Operating Performance improved $8.9 million for the year ended December 31, 2010 compared to 2009. In addition to the favorable impact of increased revenue, TruGreen LawnCare's Comparable Operating Performance reflects reduced fuel, fertilizer and health care costs, offset, in part, by increased investments in sales and marketing, increased provisions for incentive compensation and increased costs related to our ongoing initiatives to transform our branch operations and to improve customer service.

TruGreen LandCare Segment

        The TruGreen LandCare segment, which provides landscape maintenance services, reported a 9.0 percent decrease in revenue, a $62.0 million decrease in operating income and a 68.2 percent decrease in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. The decline in revenue included a 9.7 percent decrease in base contract maintenance revenue and a 10.0 percent decrease in enhancement revenue. Revenue trends were primarily impacted by contract cancellations and pricing concessions in 2009 and 2010 in response to the impacts of a difficult economic environment.

        TruGreen LandCare's $62.0 million decrease in operating income includes a non-cash impairment charge of $46.9 million to reduce the carrying value of goodwill and trade names to their estimated fair value as further described in Note 1 to the Consolidated Financial Statements. TruGreen LandCare's Comparable Operating Performance declined $16.5 million for the year ended December 31, 2010 compared to 2009. In addition to the impact of revenue, TruGreen LandCare's Comparable Operating Performance reflects labor inefficiencies created by labor shortages in certain markets and key executive separation charges, offset, in part, by reduced fuel and health care costs and the favorable impact of acquiring assets in connection with exiting certain fleet leases. The Company announced in November 2010 that it was exploring strategic options relating to TruGreen LandCare, including the potential sale of the business. In the first quarter of 2011, the Company concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and finalized development of a plan to sell the business. The Company expects this sale to occur in 2011.

Terminix Segment

        The Terminix segment, which provides termite and pest control services and distributes pest control products, reported a 6.3 percent increase in revenue, an 8.5 percent increase in operating income and an 8.2 percent increase in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. The segment's overall revenue results reflected growth in termite and pest control revenues, as well as increased product distribution revenue. Termite revenue increased 3.1 percent for the year ended December 31, 2010 compared to 2009 due to an increase in new unit sales, the contribution of acquisitions, improved price realization and a 30 basis point improvement in the customer retention rate. Pest control revenues increased 5.2 percent for the year ended December 31, 2010 compared to 2009, reflecting a 3.6 percent increase in customer counts due to an increase in new unit sales, the contribution of acquisitions and a 140 basis point improvement in the customer retention rate. Product distribution revenue, which has lower margins than termite or pest revenue and accounted for less than five percent of total segment revenue, increased $23.2 million. In August 2010, Terminix acquired the assets of Antimite Termite and Pest Control, a company with annual revenues of approximately $30 million.

        Terminix's Comparable Operating Performance increased $20.2 million for the year ended December 31, 2010 compared to 2009. In addition to the favorable impact of increased revenue, Terminix's Comparable Operating Performance reflects reduced fuel and health care costs and the favorable impact of acquiring assets in connection with exiting certain fleet leases, offset, in part, by increased investments in sales and marketing and increased provisions for incentive compensation.

American Home Shield Segment

        The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 4.2 percent increase in revenue, a 2.7 percent decrease in operating income and a 2.6 percent increase in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. The increase in revenue reflects improved price realization. Customer counts were comparable to 2009, reflecting a 3.8 percent decline in new unit sales, offset by a 230 basis point improvement in the customer retention rate. American Home Shield's sales in the real estate channel were negatively impacted by softness in the home resale market, offset, in part, by growth in consumer sales and renewals.

        American Home Shield's Comparable Operating Performance increased $3.0 million for the year ended December 31, 2010 compared to 2009. In addition to the favorable impact of increased revenue, American Home Shield's Comparable Operating Performance reflects a $4.3 million increase in interest and net investment income from the American Home Shield investment portfolio (primarily reflecting reductions in impairments of securities), offset, in part, by an 8.3 percent increase in contract claims costs driven by an increase in the number of seasonal contract claims.

ServiceMaster Clean Segment

        The ServiceMaster Clean segment, which provides residential and commercial disaster restoration and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 5.2 percent increase in revenue, a 9.9 percent increase in operating income and a 7.2 percent increase in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. Trends in revenue reflect an increase in national janitorial accounts, product sales to franchisees and other revenues.

        ServiceMaster Clean's Comparable Operating Performance increased $4.3 million for the year ended December 31, 2010 compared to 2009. In addition to the favorable impact of increased revenue, ServiceMaster Clean's Comparable Operating Performance reflects reduced overhead spending.

Other Operations and Headquarters Segment

        This segment includes the operations of Merry Maids, SMAC and the Company's headquarters functions. The segment reported comparable revenue, a 2.7 percent increase in operating loss and a 10.5 percent decrease in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. The Merry Maids operations reported comparable revenue, a 100.3 percent increase in operating income and a 15.2 percent increase in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009.

        The segment's Comparable Operating Performance declined $9.6 million for the year ended December 31, 2010 compared to 2009, which includes key executive separation charges of $5.5 million recorded in 2010, increased provisions for incentive compensation in 2010, due primarily to the reversal, in 2009, of a $4.4 million reserve for cash awards related to a long-term incentive plan as certain performance measures under the plan were not achieved, and increases in spending in the Company's headquarters functions to enhance capabilities in our centers of excellence and on initiatives designed to improve the performance of our operating segments. These items were offset, in part, by a $13.3 million decrease in restructuring and Merger related charges and a $2.7 million improvement in Merry Maids' Comparable Operating Performance, primarily reflecting increased labor efficiencies and reduced legal provisions.

Discontinued Operations

        The components of loss from discontinued operations, net of income taxes, for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended Dec. 31,
(In thousands)	2010	2009	2008
Operating loss	$(1,123)	$(1,811)	$(215)
Interest expense	—	—	(73)
Impairment charge	—	—	(6,317)

Loss from discontinued operations, before incomes taxes	(1,123)	(1,811)	(6,605)
Benefit from income taxes	(595)	(699)	(2,618)
Loss on sale, net of tax	—	—	(539)

Loss from discontinued operations, net of income taxes	$(528)	$(1,112)	$(4,526)

        There are no adjustments necessary to reconcile operating loss from discontinued operations to Adjusted EBITDA or Comparable Operating Performance from discontinued operations for the years ended December 31, 2010, 2009 and 2008.

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

Year ended December 31, 2009 compared with the year ended December 31, 2008

        The Company reported revenue of $3,240.1 million for the year ended December 31, 2009, a $71.4 million or 2.2 percent decrease compared to the year ended December 31, 2008. Revenue for the year ended December 31, 2008 was reduced by $34.1 million (non-cash) resulting from recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the year ended December 31, 2009 decreased $105.5 million, or 3.2 percent, from 2008 levels, driven by the results of our business units as described in our "Segment Review (Year ended December 31, 2009 compared with the year ended December 31, 2008)."

        Operating income was $257.2 million for the year ended December 31, 2009 compared to $197.8 million for the year ended December 31, 2008. Income from continuing operations before income taxes was $10.2 million for the year ended December 31, 2009 compared to a loss from continuing operations before income taxes of $160.2 million for the year ended December 31, 2008.

The increase in income from continuing operations before income taxes of $170.4 million primarily reflects the net effect of year over year changes in the following items:

(In thousands)
Non-cash purchase accounting adjustments(1)	$33,741
Interest expense(2)	47,854
Interest and net investment income(3)	17,131
Restructuring and Merger related charges(4)	(14,381)
Non-cash trade name impairment(5)	32,100
Gain on extinguishment of debt(6)	46,106
Management and consulting fees(7)	(5,500)
Residual value guarantee charge(8)	(5,461)
Long-term incentive plan(9)	6,130
Segment results(10)	12,670

$170,390

(1)
Consists primarily of decreased amortization of intangible assets of $13.3 million and a $34.1 million increase in revenue resulting from recording deferred revenue at its fair value in conjunction with purchase accounting, offset, in part, by increased deferred customer acquisition expense of $14.1 million.

(2)
Represents a decrease in interest expense as a result of decreases in our weighted average interest rates and average long-term debt balances as compared to 2008.

(3)
As further described in "Operating and Non-Operating Expenses," represents an increase in interest and net investment income.

(4)
Represents an increase in (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, (ii) restructuring charges related to a branch optimization project at Terminix, (iii) restructuring charges related to information technology outsourcing at Other Operations and Headquarters and (iv) Merger related charges.

(5)
Represents the difference between non-cash impairment charges of $28.0 million and $60.1 million recorded in the years ended December 31, 2009 and 2008, respectively, to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further details.

(6)
Represents the gain on extinguishment of debt recorded in the year ended December 31, 2009 related to the completion of open market purchases of $89.0 million in face value of the Company's Permanent Notes.

(7)
Represents the increase in management and consulting fees payable to certain related parties. See Note 10 to the Consolidated Financial Statements for further information on management and consulting fees.

(8)
Represents residual value guarantee charges related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company's estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. The Company recorded a charge of $5.5 million in 2009 related to this shortfall.

(9)
Represents the reversal, in 2009, of a reserve for cash awards related to a long-term incentive plan as certain performance measures under the plan were not achieved.

(10)
Represents a net increase in income from continuing operations before income taxes, non-cash purchase accounting adjustments, interest expense, interest and net investment income, restructuring and Merger related charges, non-cash trade name impairment, gain on extinguishment of debt, management and consulting fees, residual value guarantee charge and long-term incentive plan adjustments supported by the improved results at Terminix, American Home Shield, TruGreen LandCare and ServiceMaster Clean, offset, in part, by a decline in results at TruGreen LawnCare and Other Operations and Headquarters as described in our "Segment Review (Year ended December 31, 2009 compared with the year ended December 31, 2008)."

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 25 million gallons. Fuel costs, after the impacts of the hedges and after adjusting for the impacts of year over year changes in the number of gallons used, increased $0.9 million for the year ended December 31, 2009 compared to 2008.

        The Company experienced significant increases in its health care costs in 2009. In total, health care and related costs increased $13.6 million for the year ended December 31, 2009 compared to 2008.

        Changes in short term interest rates had a beneficial impact on the Company's business on both operating income (loss) and non-operating expense (income) by virtue of the effect on variable rate-based fleet and occupancy leases, offset, in part, by the negative effect on investment income. Short term interest rates improved the Company's results of operations by approximately $46.2 million for the year ended December 31, 2009 compared to 2008.

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

        Non-operating expense totaled $246.9 million for the year ended December 31, 2009 compared to $357.9 million for the year ended December 31, 2008. The decrease is a result of a $46.1 million gain on extinguishment of debt, a $47.9 million decrease in interest expense, primarily resulting from decreases in our weighted-average interest rates and average long-term debt balances, and a $17.1 million increase in interest and net investment income. Interest and net investment income (loss) was comprised of the following for the years ended December 31, 2009 and 2008:

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

Restructuring and Merger Related Charges

        The Company incurred restructuring and Merger related charges of $26.9 million and $12.5 million for the years ended December 31, 2009 and 2008, respectively. Restructuring and Merger related charges were comprised of the following:

	Year Ended Dec. 31,
(In thousands)	2009	2008
TruGreen LawnCare reorganization and restructuring(1)	$8,717	$—
Information technology outsourcing(2)	9,861	3,504
Terminix branch optimization(3)	3,219	—
Merger related charges(4)	2,321	1,249
Other(5)	2,758	7,742

Total restructuring and Merger related charges	$26,876	$12,495

(1)
Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the year ended December 31, 2009, these costs included consulting fees of $6.3 million and severance, lease termination and other costs of $2.4 million.

(2)
On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM provides information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the years ended December 31, 2009 and 2008, these costs included transition fees paid to IBM of $7.6 million and $0.3 million, respectively, employee retention and severance costs of $1.3 million and $0.4 million, respectively, and consulting and other costs of $1.0 million and $2.8 million, respectively.

(3)
Represents restructuring charges related to a branch optimization project. For the year ended December 31, 2009, these costs included lease termination costs of $2.9 million and severance costs of $0.3 million.

(4)
Includes severance, retention, legal fees and other costs associated with the Merger.

(5)
For the years ended December 31, 2009 and 2008 these costs related to previous restructuring initiatives and included adjustments to lease termination reserves of $0.4 million and $1.8 million, respectively, employee retention and severance costs of $0.6 million and $1.5 million, respectively, and consulting and other costs of $1.8 million and $4.4 million, respectively.

Impairment of Trade Names

        During the fourth quarters of 2009 and 2008, the Company recorded non-cash impairment charges of $28.0 million and $60.1 million, respectively, to reduce the carrying value of trade names as a result of its annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further details.

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

TruGreen LawnCare Segment

        The TruGreen LawnCare segment reported a 4.2 percent decrease in revenue, a 39.2 percent decrease in operating income and an 8.3 percent decrease in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. The revenue results were adversely impacted by soft consumer demand and $14.3 million of incremental discounts offered on full program accounts in 2009 designed to offset the impacts of a difficult economic environment. Customer counts increased 0.9 percent compared to 2008 due primarily to a 210 basis point improvement in the customer retention rate, offset, in part, by a decline in new unit sales in the first and second quarter.

        TruGreen LawnCare's Comparable Operating Performance declined $16.2 million for the year ended December 31, 2009 compared to 2008, which includes the impact of $8.4 million of restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. TruGreen LawnCare's Comparable Operating Performance also reflects increased sales and marketing expenses, unfavorable trending in health care costs, and increased overhead expenses, offset, in part, by improved management of seasonal staffing of production labor, reduced fuel and fertilizer costs and a $15.7 million reduction in vehicle lease expense driven by lower vehicle fleet counts and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008.

TruGreen LandCare Segment

        The TruGreen LandCare segment reported a 17.1 percent decrease in revenue, a 39.5 percent increase in operating income and a 17.9 percent increase in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. The decline in revenue included a 12.4 percent decline in base contract maintenance revenue and a 26.9 percent decline in enhancement revenue. Revenue in the first quarter of 2009 was adversely impacted by TruGreen LandCare's continued efforts to improve the quality of its customer mix by pruning less profitable jobs, implementing stricter pricing on new sales and increasing the average size of new proposals and sales. In addition, revenue trends were adversely impacted by soft consumer demand and pricing concessions.

        TruGreen LandCare's Comparable Operating Performance increased $3.7 million for the year ended December 31, 2009 compared to 2008, which reflects improved materials management, reduced branch administrative and corporate overhead spending, reduced sales and marketing expenses and a $3.7 million reduction in vehicle lease expense driven by lower vehicle fleet counts and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008. These factors were offset, in part, by unfavorable trending in health care costs and increased fuel costs.

Terminix Segment

        The Terminix segment reported comparable revenue for the year ended December 31, 2009 compared to 2008. Revenue for the year ended December 31, 2008 was reduced by $3.3 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the year ended December 31, 2009 reflected a 0.7 percent decrease as compared to 2008. Despite the decline in revenue, Terminix reported an 18.6 percent increase in operating income and an 8.4 percent increase in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. The segment's overall revenue results, excluding the impact of purchase accounting, reflected modest growth in pest control revenues offset by a decline in termite revenues. Pest control revenues increased 1.6 percent for the year ended December 31, 2009 compared to 2008, reflecting improved price realization, offset, in part, by a decline in customer counts. The decline in customer counts was driven by a decline in new unit sales and a 30 basis point decline in customer retention. A 3.5 percent decrease in termite revenues for the year ended December 31, 2009 compared to 2008 was due to a 110 basis point decline in the customer retention rate and reduced average pricing on new termite treatments. Trends in retention and new unit sales were adversely impacted by soft consumer demand.

        Terminix's Comparable Operating Performance increased $19.1 million for the year ended December 31, 2009 compared to 2008, which includes the impact of $3.3 million of restructuring charges in 2009 related to a branch optimization program. Terminix's Comparable Operating Performance also reflects favorable termite damage claims trends, effective management of seasonal staffing of production and sales labor, reduced fuel costs and overhead spending and a $5.9 million reduction in vehicle lease expense driven by lower vehicle fleet counts and the favorable impact of acquiring assets in connection with exiting certain fleet leases in 2008. The factors were offset, in part, by unfavorable trending in health care costs.

American Home Shield Segment

        The American Home Shield segment reported a 7.2 percent increase in revenue for the year ended December 31, 2009 compared to 2008. Revenue for the year ended December 31, 2008 was reduced by $30.8 million (non-cash) as a result of recording deferred revenue at its fair value in connection with purchase accounting. Excluding this impact of purchase accounting, revenue for the year ended December 31, 2009 reflected a 1.8 percent increase as compared to 2008. American Home Shield reported a 130.5 percent increase in operating income and a 19.6 percent increase in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. Trends in revenue reflect improved price realization. Customer counts are comparable to 2008, reflecting a 2.1 percent decline in new unit sales, offset by a 200 basis point improvement in customer retention. American Home Shield's sales in the real estate market in the first and second quarter were significantly impacted by the continued softness in the home resale market throughout most of the country; however, this was offset, in part, by increased sales in the real estate market in the third and fourth quarters.

        American Home Shield's Comparable Operating Performance increased $18.6 million for the year ended December 31, 2009 compared to 2008, which includes a $10.2 million increase in interest and net investment income from the American Home Shield investment portfolio (primarily reflecting reductions in impairments of securities). American Home Shield's Comparable Operating Performance also reflects a decline in sales and marketing costs, offset, in part, by unfavorable trending in health care costs.

ServiceMaster Clean Segment

        The ServiceMaster Clean segment reported a 3.2 percent decrease in revenue, an 8.9 percent increase in operating income and a 5.2 percent increase in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. Trends in revenue reflect a decline in product sales, primarily to franchisees, offset, in part, by increases in disaster restoration services and other franchise revenues.

        ServiceMaster Clean's Comparable Operating Performance increased $3.0 million for the year ended December 31, 2009 compared to 2008, which includes a $1.5 million decrease in restructuring charges compared to 2008. ServiceMaster Clean's Comparable Operating Performance also reflects reduced corporate overhead spending.

Other Operations and Headquarters Segment

        This segment includes the operations of Merry Maids, SMAC and the Company's headquarters functions. The segment reported a 5.2 percent decrease in revenue, a 16.8 percent improvement in operating loss and a 3.5 percent decrease in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. The Merry Maids operations reported a 5.5 percent decrease in revenue, a 159.0 percent increase in operating income and an 8.1 percent increase in Comparable Operating Performance for the year ended December 31, 2009 compared to 2008. Trends in revenue were adversely impacted by soft consumer demand.

        The segment's Comparable Operating Performance declined $3.1 million for the year ended December 31, 2009 compared to 2008, which includes the impacts of a $4.9 million increase in restructuring and Merger related charges, a $5.5 million increase in management fees related to the consulting agreements executed in 2009 and unfavorable health care costs, offset, in part, by a $6.9 million increase in interest and net investment income, reduced provisions for incentive compensation, due primarily to the reversal, in 2009, of a $4.4 million reserve for cash awards related to a long-term incentive plan as certain performance measures under the plan were not achieved, reduced spending in the Company's headquarters functions and a $1.3 million improvement in Merry Maids' Comparable Operating Performance, primarily reflecting reduced overhead spending.

Discontinued Operations

        See "Discontinued Operations" in the Segment Review (Year ended December 31, 2010 compared with the year ended December 31, 2009)."

Financial Position and Liquidity

Cash Flows from Operating Activities from Continuing Operations

        Net cash provided from operating activities from continuing operations increased $41.3 million to $233.5 million for the year ended December 31, 2010 compared to $192.2 million for the year ended December 31, 2009.

        Net cash provided from operating activities in 2010 was comprised of $264.2 million in earnings adjusted for non-cash charges, offset, in part, by $11.4 in cash payments related to restructuring charges and a $19.3 million increase in cash required for working capital. For the year ended December 31, 2010 working capital requirements were adversely impacted by growth in accounts receivable balances, due to increases in revenue as compared to prior year and unfavorable collection trends partially attributable to increases in revenue in service lines with longer than average collection terms. Also adversely impacting working capital requirements was a reduction in reserve levels under certain self-insurance programs. Working capital requirements were favorably impacted by a change in the timing of payments to our vendors and increased accruals for incentive compensation.

        Net cash provided from operating activities in 2009 was comprised of $258.1 million in earnings adjusted for non-cash charges, offset, in part, by $24.1 in cash payments related to restructuring charges and a $41.8 million increase in cash required for working capital. The increase in working capital requirements for the year ended December 31, 2009 was driven primarily by reductions in accrued interest due to changes in the timing of interest payments on the Term Facilities, reductions in reserve levels under certain of our self-insurance programs, decreased accruals for incentive compensation and a change in the timing of payments to our vendors.

Cash Flows from Investing Activities from Continuing Operations

        Net cash used for investing activities from continuing operations was $185.6 million for the year ended December 31, 2010 compared to $87.5 million for the year ended December 31, 2009.

        Capital expenditures increased to $145.4 million for the year ended December 31, 2010 from $62.5 million for the year ended December 31, 2009 and included vehicle purchases of $51.4 million, real estate purchases of $37.4 million in connection with purchases of properties previously under lease as further discussed in "Liquidity," recurring capital needs and information technology projects. The Company anticipates that capital expenditures, excluding vehicle fleet purchases, for the full year 2011 will range from $50.0 million to $60.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. The Company's capital requirement for fleet vehicles for the full year 2011 is expected to range from $55.0 million to $65.0 million. The Company has no additional material capital commitments at this time.

        Cash payment for acquisitions, excluding the Merger, for the year ended December 31, 2010 totaled $57.9 million, compared with $32.6 million for the year ended December 31, 2009. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. In August 2010, Terminix acquired the assets of Antimite Termite and Pest Control, a company with annual revenues of approximately $30 million. The Company expects to continue its tuck-in acquisition program at Terminix, TruGreen LawnCare and Merry Maids.

        The increased cash flows from notes receivable, financial investments and securities for the years ended December 31, 2010 and 2009 reflects the return of the Company's $22.0 million investment in previously leased real estate facilities as further discussed in "Liquidity," offset, in part, by a decrease in net sales of certain marketable securities.

Cash Flows from Financing Activities from Continuing Operations

        Net cash used for financing activities from continuing operations was $46.4 million for the year ended December 31, 2010 compared to $253.3 million for the year ended December 31, 2009. During the year ended December 31, 2010, the Company borrowed and repaid $5.0 million under the Revolving Credit Facility, borrowed $10.0 million under other financing arrangements, made scheduled principal payments of long-term debt of $43.8 million, and as further discussed in "Liquidity," made repayments of $12.5 million in connection with purchases of properties previously under lease. During the year ended December 31, 2009, the Company completed open market purchases of $89.0 million in face value of the Permanent Notes for a cost of $41.0 million. The Company also made repayments of $165.0 million under the Revolving Credit Facility and made scheduled principal payments of long-term debt of $46.9 million during the year ended December 31, 2009.

Liquidity

        The Company is highly leveraged, and a very substantial portion of the Company's liquidity needs is due to service requirements on indebtedness incurred in connection with the Merger and funding the Company's operations, working capital and capital expenditures. The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2010.

        The Company had the option to pay interest on outstanding amounts under the Permanent Notes entirely in cash ("Cash Interest"), entirely as PIK Interest or 50 percent as Cash Interest and 50 percent as PIK Interest through July 15, 2011. Interest payable after July 15, 2011 is payable entirely as Cash Interest. All interest payments due through January 2011 were paid entirely as Cash Interest. The Company has elected to pay all interest payable through July 15, 2011 entirely as Cash Interest.

        Cash and short- and long-term marketable securities totaled $391.2 million at December 31, 2010, compared with $385.6 million at December 31, 2009. $240.1 million and $256.5 million of the cash and short- and long-term marketable securities balance as of December 31, 2010 and 2009, respectively, are associated with regulatory requirements at American Home Shield and for other purposes and is identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield's investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, which could enhance our liquidity.

        A portion of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. At December 31, 2010, the Company's residual value guarantees related to the leased assets totaled $53.5 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $1.1 million in the Consolidated Statements of Financial Position.

        Prior to the Merger, the Company maintained lease facilities with banks totaling $65.2 million, which provided for the financing of branch properties to be leased by the Company. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. In July 2010, the Company purchased the properties for $65.2 million. The Company's $22.0 million investment in the lease facilities was returned to the Company upon purchase, resulting in a net cash payment of $43.2 million. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company's estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. For the years ended December 31, 2010 and 2009, the Company recorded charges of $10.4 million and $5.5 million, respectively, related to this shortfall.

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

        Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2010, the estimated fair value of the Company's fuel swap contracts was a net asset of $6.6 million, and the Company posted $1.5 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company's Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company's ability to post letters of credit for other purposes and could limit the Company's borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

        The Company's ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement (discussed below). We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of December 31, 2010, the Company had $500.0 million of remaining capacity available under the Revolving Credit Facility and $21.5 million of remaining capacity under the accounts receivable securitization arrangement.

        On February 2, 2011, ServiceMaster entered into an amendment to its Revolving Credit Facility, which provides for senior secured revolving loans and stand-by and other letters of credit. Prior to the amendment, the facility was scheduled to mature on July 24, 2013 and provided for maximum borrowing capacity of $500.0 million with outstanding letters of credit limited to $75.0 million. The Company desired to extend the maturity date of the facility by one year, and as an inducement for such extension offered to allow any lenders in the syndicate group that were willing to extend the maturity date by one year a 20 percent reduction of such lender's loan commitment. As a result of the amendment, the Company will have available borrowing capacity under its amended Revolving Credit Facility of approximately $442.0 million through July 24, 2013 and will have approximately $229.0 million of available borrowing capacity from July 25, 2013 through July 24, 2014. The Company will continue to have access to letters of credit up to $75.0 million through July 24, 2014.

        The Company may from time to time repurchase or otherwise retire the Company's debt and take other steps to reduce the Company's debt or otherwise improve the Company's financial position. These actions may include open market debt repurchases, negotiated repurchases, and other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of the Company's debt, the Company's cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company's debt from time to time, through open market purchases or other transactions. In such cases, the Company's debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its Consolidated Statements of Financial Position.

        Between the Merger and December 31, 2010, Holdings completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. During the years ended December 31, 2010, 2009 and 2008, the Company recorded interest expense of $7.0 million, $6.9 million and $0.4 million, respectively, related to Permanent Notes held by Holdings. During the years ended December 31, 2010 and 2009, the Company made cash payments to Holdings in the amount of $7.0 million and $6.5 million, respectively. There were no cash payments made by the Company to Holdings in

2008. Interest accrued by the Company and payable to Holdings as of December 31, 2010 and 2009 amounted to $3.2 million.

        The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC ("Funding"), the Company's wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement ("Purchasers"). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of December 31, 2010, the amount of eligible receivables was approximately $31.5 million.

        During the years ended December 31, 2010 and 2009, there were no transfers of interests in the pool of trade accounts receivable to Purchasers under this arrangement. During the third quarter of 2008, an interest in the pool of trade accounts receivable was transferred to a third party in exchange for $10.0 million. As of December 31, 2010 and 2009, the Company had $10.0 million outstanding under the arrangement and, as of December 31, 2010 had $21.5 million of remaining capacity available under the trade accounts receivable securitization arrangement.

        The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company under this arrangement may be reduced or eliminated. As part of the annual renewal of the facility, which occurred on July 20, 2010, this Purchaser agreed to continue its participation in the arrangement at least through July 19, 2011.

        As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $240.1 million as of December 31, 2010, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $197.7 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations were in effect throughout 2010, and similar limitations will be in effect in 2011. The remainder of the $240.1 million, or $42.4 million, is related to amounts that the Company's management does not consider readily available to be used to service the Company's indebtedness due, among other reasons, to the Company's cash management practices and working capital needs at various subsidiaries.

        The following table presents the Company's contractual obligations and commitments as of December 31, 2010.

(In millions)	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Principal repayments*	$4,024.2	$47.8	$75.1	$3,544.2	$357.1
Capital leases	4.7	1.5	1.4	1.1	0.7
Estimated interest payments(1)	1,344.4	250.4	448.1	322.6	323.3
Non-cancelable operating leases(2)	196.4	52.7	77.6	36.0	30.1
Purchase obligations:
Supply agreements and other(3)	147.2	131.3	13.5	2.4	—
Outsourcing agreements(4)	161.5	45.3	58.9	57.3	—
Other long-term liabilities:*
Insurance claims	171.6	81.6	30.4	10.1	49.5
Discontinued Operations	3.7	0.8	1.0	0.3	1.6
Other, including deferred compensation trust(2)	15.7	2.2	2.2	1.9	9.4

Total Amount	$6,069.4	$613.6	$708.2	$3,975.9	$771.7

*
These items are reported in the Consolidated Statements of Financial Position

(1)
These amounts represent future interest payments related to the Company's existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at December 31, 2010 plus the specified margin in the associated debt agreements for each period presented. The estimated debt balance (including capital leases) as of each fiscal year end from 2011 through 2015 is $3,979.6 million, $3,934.8 million, $3,903.1 million, $1,421.1 million, and $357.9 million, respectively. The weighted average interest rate (including interest rate swaps) on the estimated debt balances at each fiscal year end from 2011 through 2015 is expected to be 6.4%, 6.4%, 6.4%, 9.9%, and 7.3%, respectively. See Note 12 of the Consolidated Financial Statements for the terms and maturities of existing debt obligations.

(2)
A portion of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. The amounts in Non-cancelable operating leases exclude all prospective cancelable payments under these agreements. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. At December 31, 2010, the Company's residual value guarantees related to the leased assets totaled $53.5 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $1.1 million in the Consolidated Statements of Financial Position. This liability has been included in Other long-term liabilities above.

(3)
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

(4)
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

On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM provides information technology operations and applications development services (collectively, the "IT Services") to the Company. ServiceMaster will pay IBM for the IT Services under the agreement through a combination of fixed and variable charges, with variable charges fluctuating based on the Company's actual need for IT Services. As amended on November 1, 2010, future minimum annual fixed charges for IT Services range between $14.0 million and $16.0 million. The Company estimates that the future variable charges for the IT Services will be in the range of $14.0 million to $16.0 million per year, which estimates are based on the current projected usage of IT Services during the term of the agreement.

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

        Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2010, the Company is unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $13.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in Note 5 of the Consolidated Financial Statements.

Financial Position—Continuing Operations

        Receivables increased from prior year levels, reflecting an increase in home service contracts written at American Home Shield and unfavorable collection trends partially attributable to increases in revenue in service lines with longer than average collection terms.

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

        Current deferred tax assets decreased from prior year primarily due to the deduction of certain prepaid items for income tax purposes.

        Property and equipment increased from prior year levels, reflecting vehicle purchases, real estate purchases in connection with purchases of properties previously under lease as further discussed in "Liquidity," recurring capital needs and information technology projects.

        Goodwill increased from prior year levels as a result of tuck-in acquisitions at TruGreen LawnCare, Terminix and Merry Maids, offset, in part, by a recorded goodwill impairment.

        Intangibles decreased from prior year levels due to amortization expense and a recorded trade name impairment.

        Other assets decreased from prior year levels, reflecting the return of the Company's investment in previously leased real estate facilities as further discussed in "Liquidity."

        Debt issue costs decreased from prior year levels due to amortization expense being recorded.

        The increase in accounts payable reflects a change in the timing of payments to vendors.

        Accrued payroll and related expenses increased from prior year levels, reflecting an increase in accruals for incentive compensation.

        Accrued self-insurance claims and related expenses decreased from prior year levels, reflecting a reduction in required reserve levels under certain of our self-insurance programs, offset, in part, by an increase in accruals for home service contract claims in the American Home Shield business.

        Long-term debt decreased from prior year levels, reflecting the scheduled principal payments of long-term debt.

        Non-current deferred tax liabilities decreased from the prior year as a result of an increase in the Company's net operating losses and amortization expense for financial reporting purposes exceeding tax deductible amortization, partially offset by tax deductible depreciation exceeding depreciation expense for financial reporting purposes.

        Other long-term obligations, primarily self-insured claims, decreased from prior year levels, reflecting decreases in the fair value liability recorded for interest rate swap contracts and reductions in required reserve levels under certain of our self-insurance programs.

        Total shareholder's equity was $1,187.5 million at December 31, 2010 compared to $1,186.3 million at December 31, 2009.

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

Off-Balance Sheet Arrangements

        The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 9 of the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2010, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

        As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to an assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As permitted under accounting standards for goodwill and other intangibles, the Company carries forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin and, based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2010 annual goodwill impairment review performed as of October 1, 2010, the Company carried forward the valuations of the Terminix and ServiceMaster Clean reporting units completed as of October 1, 2009. The Company did not carry forward the valuations for any trade names for the 2010 annual trade name impairment review. For the 2009 and 2008 annual goodwill and trade name impairment reviews performed as of October 1, 2009 and 2008, respectively, the Company did not carry forward the valuations of any reporting units or trade names.

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

        The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates and hypothetical royalty rates, estimating the amount and timing of estimated future cash flows attributable to the hypothetical royalty rates and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Based on the results of operations at TruGreen LandCare in the first six months of 2010 and the outlook for the remainder of 2010 at that time, the Company concluded there was an impairment indicator requiring the performance of an interim goodwill impairment test for the TruGreen LandCare reporting unit as of June 30, 2010. The Company determined that the implied fair value of goodwill was less than the carrying value for TruGreen LandCare by $43.0 million, which was recorded as a goodwill impairment charge in the second quarter of 2010. As of December 31, 2010, there was no remaining goodwill at TruGreen LandCare. As a result of the aforementioned goodwill impairment indicators and in accordance with applicable accounting standards, the Company performed an impairment analysis on its indefinite lived intangible asset related to TruGreen LandCare's trade name to determine its fair value as of June 30, 2010. Based on the lower projected cash flows for TruGreen LandCare as discussed above, the Company determined the fair value attributable to the indefinite lived intangible asset was less than the carrying value for TruGreen LandCare by $3.9 million, which was recorded as a trade name impairment in the second quarter of 2010.

        The Company's 2010, 2009 and 2008 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments. However, as of the 2010 annual impairment analysis, the following reporting unit had an estimated fair value that the Company has determined, from both a quantitative and a qualitative perspective, was not significantly in excess of its carrying value:

(In millions)	Goodwill Balance	Fair Value as a Percent of Carrying Value
TruGreen LawnCare	$1,191.1	103%

        For the TruGreen LawnCare reporting unit, the revenue growth assumption and the margin expansion assumption had the most significant influence on the estimation of fair value. The revenue growth assumption was based on expected sales growth to commercial and residential customers along with improved retention of existing customers. The key uncertainties in the revenue growth assumption include the impact of the various marketing and selling initiatives being undertaken by TruGreen LawnCare to increase demand for its services, along with the continuation of the economic recovery and whether such recovery drives an increase in consumer demand for the reporting unit's services back to historical levels. The margin expansion assumption was based primarily on the achievement of cost efficiencies as a result of projected revenue growth. The key uncertainty in the margin expansion assumption is TruGreen LawnCare's ability to achieve the forecasted revenue growth while controlling growth in costs and expenses.

        The Company's 2010 annual trade name impairment analysis, which was performed as of October 1, 2010, did not result in any impairment. The 2009 and 2008 trade name impairment analyses, which were performed as of October 1 of each year, resulted in non-cash pre-tax impairments of $28.0 million and $60.1 million in 2009 and 2008, respectively. The Company did record a $3.9 million trade name impairment in the second quarter of 2010 in its TruGreen LandCare business segment as discussed above. The impairment charges by business segment, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2010 and 2009, are as follows:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters(1)	Total
Balance at Dec. 31, 2007	$783,600	$12,700	$891,600	$140,400	$153,600	$486,300	$2,468,200
2008 Impairment	—	(1,400)	(16,500)	—	(1,000)	(41,200)	(60,100)

Balance at Dec. 31, 2008	783,600	11,300	875,100	140,400	152,600	445,100	2,408,100
2009 Impairment	(21,400)	(1,400)	—	—	—	(5,200)	(28,000)

Balance at Dec. 31, 2009	762,200	9,900	875,100	140,400	152,600	439,900	2,380,100
2010 Impairment	—	(3,900)	—	—	—	—	(3,900)
Other(2)	—	(990)	—	—	—	—	(990)

Balance at Dec. 31, 2010	$762,200	$5,010	$875,100	$140,400	$152,600	$439,900	$2,375,210

(1)
The Other Operations and Headquarters segment includes Merry Maids.

(2)
Reflects the impact of the amortization of tax deductible goodwill at TruGreen LandCare, which is applied to the trade name balance beginning July 1, 2010.

        The aggregate impairment charge in 2009 was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the projected future cash flows used in the 2008 impairment analysis. Although the Company continues to project future growth in cash flows, such growth is lower than that estimated at the time the trade names were tested for impairment in 2008. The aggregate impairment charge in 2008 was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the allocation of purchase price pursuant to the Merger. The terminal growth rates used in the analyses for both the allocation of purchase price pursuant to the Merger and the October 1, 2010, 2009 and 2008 impairment tests were the same and in line with historical U.S. gross domestic product growth rates. Had the Company used a discount rate in assessing the impairment of its trade names that was one percent higher across all business segments (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $267.0 million in 2010.

        As a result of the trade name impairment taken in 2009, the carrying values of the Company's impaired trade names were adjusted to their estimated fair values as of October 1, 2009. Further, the October 1, 2010 estimated fair value of the trade names at the TruGreen LawnCare, TruGreen LandCare, and Other Operations and Headquarters (in particular the Merry Maids trade name) business segments were not significantly in excess of their carrying values. Consequently, any further decline in the estimated fair values of these trade names will result in additional trade name impairments. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2011 (i.e., during an interim period) if the Company's results of operations or other factors require such assets to be tested for impairment at an interim date.

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

Newly Issued Accounting Statements and Positions:

        In September 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends the multiple-element arrangement guidance under ASC 605, "Revenue Recognition." This standard amends the criteria for separating consideration received for products or services in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that total arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The Company does not expect the adoption of this standard to have a material effect on its Consolidated Financial Statements.

        In December 2009, the FASB issued ASU 2009-17, "Accounting by Enterprises Involved with Variable Interest Entities" ("ASU 2009-17"). ASU 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R) made by Statement of Financial Accounting Standards ("SFAS") 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualifying special-purpose entities. This standard applies prospectively for fiscal years beginning on or after November 15, 2009. The Company adopted the required provisions of this standard during the first quarter of 2010. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements," which amends ASC 820 to add new requirements for disclosures about transfers into and out of Level 1 and 2 measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. This ASU also clarifies existing fair value disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, this ASU amends guidance on employers' disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This standard is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the required provisions of this standard during the first quarter of 2010 (see Note 19 of the Consolidated Financial Statements).

Information Regarding Forward-Looking Statements

        This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "shall," "should," "would," "could," "seek," "aims," "projects," "is optimistic," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, the degree and timing of economic recovery; governmental regulation or interpretation thereof; financial position; results of operations; cash flows; prospects; growth strategies and/or expectations; future impairments; capital expenditures and requirements; customer retention; the continuation of acquisitions; strategies related to divestitures, including the possible disposition of TruGreen LandCare; fuel prices; retention of key personnel; the impact of interest rate hedges and fuel swaps; achieving cost savings and other benefits from outsourcing initiatives; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; and the impact of prevailing economic conditions.

        Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including the risks and uncertainties discussed in Item 1A—Risk Factors in Part I of this report, could cause actual results and outcomes to differ materially from those in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

  •
  our ability to attract and retain key personnel;

  •
  weather conditions and seasonality factors that affect the demand for, and the cost of providing, our services, including potential impacts, if any, from climate change, known and unknown;

  •
  higher commodity prices and lack of availability thereof, including fuel and fertilizers (primarily at TruGreen LawnCare, Terminix and TruGreen LandCare) could impact our ability to provide our services and the profitability of our brands;

  •
  increases in operating costs, such as higher insurance premiums, self-insurance costs and compensation and benefits costs, including costs related to the comprehensive health care reform law enacted in the first quarter of 2010;

  •
  employee retention and labor shortages, including shortages due to immigration legislation;

  •
  epidemics, pandemics or other public health concerns or crises that could affect the demand for, or our ability to provide our services, resulting in a reduction in revenues;

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

  •
  a failure of any insurance company that provides insurance or reinsurance to us;

  •
  changes in the type or mix of our service offerings or products;

  •
  existing and future governmental regulation and the enforcement thereof, including regulation relating to the environment; restricting or banning of telemarketing; door-to-door solicitation; direct mail or other marketing activities; the Termite Inspection Protection Plan; pesticides and/or fertilizers; or other legislation, regulation or interpretations impacting our business models;

  •
  laws and regulations relating to financial reform and the use of derivative instruments, including by companies such as ServiceMaster;

  •
  the success of, and costs associated with, restructuring initiatives;

  •
  the number, type, outcomes (by judgment or settlement) and costs of legal or administrative proceedings, including class or collective action litigation;

  •
  possible labor organizing activities at the Company or its franchisees;

  •
  risk of liabilities being passed through from our franchisees;

  •
  risks associated with acquisitions, including retaining customers from businesses acquired, difficulties in integrating acquired businesses and achieving expected synergies therefrom;

  •
  risks associated with dispositions, including failure to obtain appropriate value for the disposed businesses, post-closing claims being levied against us, and disruption to our other businesses during the sale process or thereafter;

  •
  risks associated with budget deficits at federal, state and local levels resulting from deteriorating economic conditions, which could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses to generate more tax revenues, which could adversely impact our business, financial position, results of operations and cash flows;

  •
  regulations imposed by several states related to our home service and insurance subsidiaries limiting the amount of funds that can be paid to the Company by its subsidiaries;

  •
  the timing, structuring and success of our business process outsourcing, including any current or future outsourcing of all or portions of our information technology, call center, certain human resource functions and other corporate functions, and risks associated with such outsourcing; and

  •
  other factors described from time to time in documents that we file with the SEC.

        You should read this report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, changes in future operating results over time or otherwise.

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

        In February 2008, the Company entered into two three-year interest rate swap agreements and a four-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the three-year swap agreements was $250.0 million, and the total notional amount of the four-year swap agreement was $250.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 3.15% on the $250.0 million notional amount under the three-year swap agreements and 3.48% on the $250.0 million notional amount under the four-year swap agreement, and the Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, during the term of the swap agreements, the effective interest rate for $500.0 million of the term loans is fixed at a rate between 3.15% and 3.48% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In August 2008, the Company entered into two three-year interest rate swap agreements effective September 2, 2008. The total notional amount of the agreements was $200.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 3.83% on the $200.0 million notional amount, and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreements, the effective interest rate for $200.0 million of the term loans is fixed at a rate of 3.83% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In September 2008, the Company entered into a four-year interest rate swap agreement effective October 1, 2008. The notional amount of the agreement was $200.0 million. Under the terms of the agreement, the Company will pay a fixed rate of interest of 3.53% on the $200.0 million notional amount, and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreement, the effective interest rate for $200.0 million of the term loans is fixed at a rate of 3.53% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In April 2009, the Company entered into a two-year interest rate swap agreement effective August 2, 2010. The notional amount of the agreement was $530.0 million. Under the terms of the agreement, the Company will pay a fixed rate of interest of 2.55% on the $530.0 notional amount, and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreement, the effective interest rate for $530.0 million of the term loans is fixed at a rate of 2.55% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In June 2010, the Company entered into two two-year interest rate swap agreements effective March 3, 2011. The total notional amount of the agreements was $250.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 1.70% on the $250.0 million notional amount, and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreements, the effective interest rate for $250.0 million of the term loans will be fixed at a rate of 1.70% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In June 2010, the Company entered into two two-year interest rate swap agreements effective September 1, 2011. The total notional amount of the agreements was $200.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 2.22% on the $200.0 million notional amount, and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreements, the effective interest rate for $200.0 million of the term loans will be fixed at a rate of 2.22% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

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

        The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to its overall results of operations. A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could adversely impact our results of operations and cash flows. As of December 31, 2010, each one percentage point change in interest rates would result in approximately an $11.3 million change in the annual interest expense on our Term Facilities after considering the impact of the interest rate swaps into which we had entered. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in approximately a $5.0 million change in annual interest expense on our Revolving Credit Facility. We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in approximately a $0.5 million change in annual interest expense with respect to this arrangement. Additionally, we are exposed to increases in interest rates with respect to our floating rate operating leases, and a one percentage point change in interest rates would result in approximately a $0.5 million change in annual rent expense with respect to such operating leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

        The following table summarizes information about the Company's debt as of December 31, 2010 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2010.

	Expected Year of Maturity
								Fair Value
As of December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$12.8	$8.2	$5.3	$1,434.2	$1,063.3	$357.8	$2,881.6	$2,866.8
Average interest rate	7.7%	8.4%	8.9%	5.6%	10.7%	7.3%	7.8%
Variable rate	$36.5	$36.5	$26.5	$1,047.8	$—	$—	$1,147.3	$1,090.9
Average interest rate	2.5%	2.7%	2.8%	2.8%	N/A	N/A	2.8%
Interest Rate Swaps(1):
Receive variable/pay fixed	$450.0	$980.0
Average pay rate	3.5%	3.0%
Average receive rate	0.3%	0.3%

(1)
The table does not include the $250.0 million and $200.0 million swaps entered into in June 2010 as those swaps are not effective until March 2011 and September 2011, respectively.

Fuel Price Risk

        The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 25 million gallons of fuel on an annual basis. A ten percent change in fuel prices would result in a change of approximately $6.4 million in the Company's annual fuel costs before considering the impact of fuel swap contracts.

        The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2010, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $66.1 million, maturing through 2012. The estimated fair value of these contracts at December 31, 2010 was a net asset of $6.6 million. These fuel swap contracts provide a fixed price for approximately 72.3 percent and 10.9 percent of the Company's estimated fuel usage for 2011 and 2012, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The ServiceMaster Company
Memphis, Tennessee

        We have audited the accompanying consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The ServiceMaster Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 28, 2011

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Revenue	$3,365,902	$3,240,079	$3,311,432
Operating Costs and Expenses:
Cost of services rendered and products sold	1,991,132	1,913,329	2,024,196
Selling and administrative expenses	918,655	852,831	843,253
Amortization expense	139,115	161,886	173,626
Goodwill and trade name impairment	46,884	28,000	60,100
Restructuring and Merger related charges	12,226	26,876	12,495

Total operating costs and expenses	3,108,012	2,982,922	3,113,670

Operating Income	257,890	257,157	197,762
Non-operating Expense (Income)
Interest expense	286,979	299,377	347,231
Interest and net investment (income) loss	(9,358)	(7,079)	10,052
Gain on extinguishment of debt	—	(46,106)	—
Other expense	733	748	652

(Loss) Income from Continuing Operations before Income Taxes	(20,464)	10,217	(160,173)
Benefit for income taxes	(6,433)	(4,390)	(38,300)

(Loss) Income from Continuing Operations	(14,031)	14,607	(121,873)
Loss from discontinued operations, net of income taxes	(528)	(1,112)	(4,526)

Net (Loss) Income	$(14,559)	$13,495	$(126,399)

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In thousands, except share data)

As of December 31,	2010	2009
Assets:
Current Assets:
Cash and cash equivalents	$250,596	$253,463
Marketable securities	30,406	21,120
Receivables, less allowances of $17,829 and $20,314, respectively	379,827	348,655
Inventories	75,767	76,592
Prepaid expenses and other assets	42,464	36,564
Deferred customer acquisition costs	34,377	36,070
Deferred taxes	14,270	21,595
Assets of discontinued operations	26	42

Total Current Assets	827,733	794,101

Property and Equipment:
At cost	486,211	345,100
Less: accumulated depreciation	(196,815)	(132,965)

Net Property and Equipment	289,396	212,135

Other Assets:
Goodwill	3,125,293	3,119,754
Intangible assets, primarily trade names, service marks and trademarks, net	2,663,411	2,787,237
Notes receivable	22,550	23,490
Long-term marketable securities	110,177	111,066
Other assets	7,164	31,799
Debt issuance costs	52,366	66,807

Total Assets	$7,098,090	$7,146,389

Liabilities and Shareholder's Equity:
Current Liabilities:
Accounts payable	$79,982	$73,471
Accrued liabilities:
Payroll and related expenses	89,942	74,385
Self-insured claims and related expenses	81,623	87,332
Other	156,086	156,649
Deferred revenue	449,839	449,746
Liabilities of discontinued operations	804	2,806
Current portion of long-term debt	49,412	64,395

Total Current Liabilities	907,688	908,784

Long-Term Debt	3,899,075	3,910,549
Other Long-Term Liabilities:
Deferred taxes	935,813	957,077
Liabilities of discontinued operations	2,896	4,145
Other long-term obligations, primarily self-insured claims	165,091	179,503

Total Other Long-Term Liabilities	1,103,800	1,140,725

Commitments and Contingencies (See Note 9)
Shareholder's Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,455,881	1,446,529
Retained deficit	(250,983)	(236,424)
Accumulated other comprehensive loss	(17,371)	(23,774)

Total Shareholder's Equity	1,187,527	1,186,331

Total Liabilities and Shareholder's Equity	$7,098,090	$7,146,389

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholder's Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2007	$—	$1,431,400	$(123,520)	$(4,346)	$1,303,534

Net loss			(126,399)		(126,399)
Other comprehensive loss, net of tax:
Net unrealized loss on securities				(5,792)	(5,792)
Net unrealized loss on derivative instruments				(42,505)	(42,505)
Foreign currency translation				(3,511)	(3,511)

Total comprehensive loss			(126,399)	(51,808)	(178,207)
Stock-based employee compensation—contribution from Holdings		7,032			7,032

Balance December 31, 2008	$—	$1,438,432	$(249,919)	$(56,154)	$1,132,359

Net income			13,495		13,495
Other comprehensive income, net of tax:
Net unrealized gain on securities				4,598	4,598
Net unrealized gain on derivative instruments				22,744	22,744
Foreign currency translation				5,038	5,038

Total comprehensive income			13,495	32,380	45,875
Stock-based employee compensation—contribution from Holdings		8,097			8,097

Balance December 31, 2009	$—	$1,446,529	$(236,424)	$(23,774)	$1,186,331

Net loss			(14,559)		(14,559)
Other comprehensive income, net of tax:
Net unrealized gain on securities				1,583	1,583
Net unrealized gain on derivative instruments				2,634	2,634
Foreign currency translation				2,186	2,186

Total comprehensive (loss) income			(14,559)	6,403	(8,156)
Stock-based employee compensation—contribution from Holdings		9,352			9,352

Balance December 31, 2010	$—	$1,455,881	$(250,983)	$(17,371)	$1,187,527

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash and Cash Equivalents at Beginning of Period	$253,463	$405,587	$207,219
Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(14,559)	13,495	(126,399)
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Loss from discontinued operations	528	1,112	4,526
Depreciation expense	69,034	64,392	55,578
Amortization expense	139,115	161,886	173,626
Amortization of debt issuance costs	14,503	14,639	27,093
Gain on extinguishment of debt	—	(46,106)	—
Deferred income tax benefit	(12,923)	(14,292)	(50,258)
Stock-based compensation expense	9,352	8,097	7,032
Goodwill and trade name impairment	46,884	28,000	60,100
Restructuring and Merger related charges	12,226	26,876	12,495
Cash payments related to restructuring charges	(11,364)	(24,100)	(20,048)
Change in working capital, net of acquisitions:
Current income taxes	(6,757)	10,245	1,115
Receivables	(30,331)	(9,651)	(793)
Inventories and other current assets	230	1,848	(19,226)
Accounts payable	9,945	(18,883)	(14,964)
Deferred revenue	(1,839)	4,192	31,421
Accrued liabilities	3,471	(39,392)	8,104
Other, net	5,958	9,833	12,656

Net Cash Provided from Operating Activities from Continuing Operations	233,473	192,191	162,058

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(145,418)	(62,522)	(88,050)
Sale of equipment and other assets	2,062	3,189	5,887
Acquisition of The ServiceMaster Company	(2,245)	(1,695)	(27,111)
Other business acquisitions, net of cash acquired	(57,941)	(32,647)	(60,764)
Purchase of other intangibles	(2,500)	—	—
Notes receivable, financial investments and securities, net	20,427	6,151	95,437

Net Cash Used for Investing Activities from Continuing Operations	(185,615)	(87,524)	(74,601)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	15,000	—	357,000
Payments of debt	(61,333)	(252,885)	(240,985)
Debt issuance costs paid	(30)	(426)	(26,973)

Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(46,363)	(253,311)	89,042

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(4,362)	(2,566)	2,721
Cash provided from (used for) investing activities:
Proceeds from sale of businesses	—	—	19,523
Other investing activities	—	(914)	(208)
Cash used for financing activities	—	—	(167)

Net Cash (Used for) Provided from Discontinued Operations	(4,362)	(3,480)	21,869

Cash (Decrease) Increase During the Period	(2,867)	(152,124)	198,368

Cash and Cash Equivalents at End of Period	$250,596	$253,463	$405,587

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Significant Accounting Policies

        The Consolidated Financial Statements include the accounts of ServiceMaster and its subsidiary partnerships, limited liability companies and corporations. All ServiceMaster subsidiaries are wholly owned. Intercompany transactions and balances have been eliminated.

        Summary:    The preparation of the Consolidated Financial Statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2010, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

        The Company has franchise agreements in its TruGreen LawnCare, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of annual consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations (excluding trade name licensing) were $70.9 million, $66.5 million and $63.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Consolidated operating income from continuing operations was $257.9 million, $257.2 million and $197.8 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of a franchise was immaterial to the Company's Consolidated Financial Statements for all periods.

        The Company had $449.8 million and $449.7 million of deferred revenue at December 31, 2010 and 2009, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

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

        Advertising:    As discussed in the "Interim Reporting" note above, certain pre-season advertising costs are deferred and recognized approximately in proportion to the revenue over the year. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix and TruGreen LawnCare, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Advertising expense for the years ended December 31, 2010, 2009 and 2008 was $152.7 million, $150.0 million and $151.3 million, respectively.

        Inventory:    Inventories are recorded at the lower of cost (primarily on a weighted average cost basis) or market. The Company's inventory primarily consists of finished goods to be used on the customers' premises or sold to franchisees.

  Property and Equipment, Intangible Assets and Goodwill:

        Property and equipment consist of the following:

	Balance as of December 31,
			Estimated Useful Lives (Years)
(In millions)	2010	2009
Land	$24.3	$12.9	N/A
Buildings and improvements	81.4	54.2	10 - 40
Technology and communications	162.5	125.8	3 - 7
Machinery, production equipment and vehicles	198.8	134.5	3 - 9
Office equipment, furniture and fixtures	19.2	17.7	5 - 7

	486.2	345.1
Less accumulated depreciation	(196.8)	(133.0)

Net property and equipment	$289.4	$212.1

        Depreciation of property and equipment, including depreciation of assets held under capital leases, was $69.0 million, $64.4 million and $55.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Intangible assets consisted primarily of goodwill in the amount of $3,125.3 million and $3,119.8 million, indefinite-lived trade names in the amount of $2,375.2 million and $2,380.1 million, and other intangible assets in the amount of $288.2 million and $407.1 million at December 31, 2010 and 2009, respectively.

        Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company's

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long- lived assets, the Company's long-lived assets, including fixed assets and intangible assets (other than goodwill), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause the Company to adjust its book value or future expense accordingly. As part of applying purchase accounting related to the Merger, the Company has established useful lives for depreciable and amortizable assets and assigned fair values to its tangible and intangible assets.

        As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to an assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As permitted under accounting standards for goodwill and other intangibles, the Company carries forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin and, based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2010 annual goodwill impairment review performed as of October 1, 2010, the Company carried forward the valuations of the Terminix and ServiceMaster Clean reporting units completed as of October 1, 2009. The Company did not carry forward the valuations for any trade names for the 2010 annual trade name impairment review. For the 2009 and 2008 annual goodwill and trade name impairment reviews performed as of October 1, 2009 and 2008, respectively, the Company did not carry forward the valuations of any reporting units or trade names.

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

        The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates and hypothetical royalty rates, estimating the amount and timing of estimated future cash flows attributable to the hypothetical royalty rates and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Based on the results of operations at TruGreen LandCare in the first six months of 2010 and the outlook for the remainder of 2010 at that time, the Company concluded there was an impairment indicator requiring the performance of an interim goodwill impairment test for the TruGreen LandCare reporting unit as of June 30, 2010. The Company determined that the implied fair value of goodwill was less than the carrying value for TruGreen LandCare by $43.0 million, which was recorded as a goodwill impairment charge in the second quarter of 2010. As of December 31, 2010, there was no remaining goodwill at TruGreen LandCare. As a result of the aforementioned goodwill impairment indicators and in accordance with applicable accounting standards, the Company performed an impairment analysis on its indefinite lived intangible asset related to TruGreen LandCare's trade name to determine its fair value as of June 30, 2010. Based on the lower projected cash flows for TruGreen LandCare as discussed above, the Company determined the fair value attributable to the indefinite lived intangible asset was less than the carrying value for TruGreen LandCare by $3.9 million, which was recorded as a trade name impairment in the second quarter of 2010.

        The Company's 2010, 2009 and 2008 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments. The Company's 2010 annual trade name impairment analysis, which was performed as of October 1, 2010, did not result in any impairment. The 2009 and 2008 trade name impairment analyses, which were performed as of October 1 of each year, resulted in non-cash pre-tax impairments of $28.0 million and $60.1 million

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

in 2009 and 2008, respectively. The impairment charges by business segment for the years ended December 31, 2010, 2009 and 2008, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2010 and 2009 are as follows:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters(1)	Total
Balance at Dec. 31, 2007	$783,600	$12,700	$891,600	$140,400	$153,600	$486,300	$2,468,200
2008 Impairment	—	(1,400)	(16,500)	—	(1,000)	(41,200)	(60,100)

Balance at Dec. 31, 2008	783,600	11,300	875,100	140,400	152,600	445,100	2,408,100
2009 Impairment	(21,400)	(1,400)	—	—	—	(5,200)	(28,000)

Balance at Dec. 31, 2009	762,200	9,900	875,100	140,400	152,600	439,900	2,380,100
2010 Impairment	—	(3,900)	—	—	—	—	(3,900)
Other(2)	—	(990)	—	—	—	—	(990)

Balance at Dec. 31, 2010	$762,200	$5,010	$875,100	$140,400	$152,600	$439,900	$2,375,210

(1)
The Other Operations and Headquarters segment includes Merry Maids.

(2)
Reflects the impact of the amortization of tax deductible goodwill at TruGreen LandCare, which is applied to the trade name balance beginning July 1, 2010.

        The aggregate impairment charge in 2009 was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the projected future cash flows used in the 2008 impairment analysis. Although the Company continues to project future growth in cash flows, such growth is lower than that estimated at the time the trade names were tested for impairment in 2008. The aggregate impairment charge in 2008 was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the allocation of purchase price pursuant to the Merger. The terminal growth rates used in the analyses for both the allocation of purchase price pursuant to the Merger and the October 1, 2010, 2009 and 2008 impairment tests were the same and in line with historical U.S. gross domestic product growth rates. Had the Company used a discount rate in assessing the impairment of its trade names that was one percent higher across all business segments (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $267.0 million in 2010.

        As a result of the trade name impairment taken in 2009, the carrying values of the Company's impaired trade names were adjusted to their estimated fair values as of October 1, 2009. Further, the October 1, 2010 estimated fair value of the trade names at the TruGreen LawnCare, TruGreen LandCare, and Other Operations and Headquarters (in particular the Merry Maids trade name) business segments were not significantly in excess of their carrying values. Consequently, any further decline in the estimated fair values of these trade names will result in additional trade name impairments. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2011 (i.e., during an interim period) if the Company's results of operations or other factors require such assets to be tested for impairment at an interim date.

        Fair Value of Financial Instruments and Credit Risk:    See Note 19 for information relating to the fair value of financial instruments.

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

  Newly Issued Accounting Statements and Positions:

        In September 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends the multiple-element arrangement guidance under ASC 605, "Revenue Recognition." This standard amends the criteria for separating consideration received for products or services in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that total arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The Company does not expect the adoption of this standard to have a material effect on its Consolidated Financial Statements.

        In December 2009, the FASB issued ASU 2009-17, "Accounting by Enterprises Involved with Variable Interest Entities" ("ASU 2009-17"). ASU 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R) made by Statement of Financial Accounting Standards ("SFAS") 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualifying special-purpose entities. This standard applies prospectively for fiscal years beginning on or after November 15, 2009. The Company adopted the required provisions of this standard during the first quarter of 2010. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements," which amends ASC 820 to add new requirements for disclosures about transfers into and out of Level 1 and 2 measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. This ASU also clarifies existing fair value disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, this ASU amends guidance on employers' disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This standard is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the required provisions of this standard during the first quarter of 2010 (see Note 19).

Note 2. Acquisition of ServiceMaster

        On the Closing Date, ServiceMaster was acquired pursuant to the Merger, and, immediately following the completion of the Merger, all of the outstanding capital stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by or affiliated with the Equity Sponsors.

        Equity contributions totaling $1,431.1 million, together with (i) borrowings under a new $1,150.0 million senior unsecured interim loan facility, (the "Interim Loan Facility"), (ii) borrowings under a new $2,650.0 million senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under, the Revolving Credit Facility.

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

Notes to the Consolidated Financial Statements (Continued)

Note 2. Acquisition of ServiceMaster (Continued)

The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into the Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated on November 19, 2009. See Note 12 for a description of the Company's indebtedness.

        Upon consummation of the Merger, ServiceMaster de-listed its shares of common stock from the New York Stock Exchange (the "NYSE") and deregistered under Section 12 of the Securities Exchange Act of 1934. The last day of trading of ServiceMaster common stock on the NYSE was July 24, 2007.

Note 3. Business Segment Reporting

        The business of the Company is conducted through six reportable segments: TruGreen LawnCare, TruGreen LandCare, Terminix, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters.

        In accordance with accounting standards for segments, the Company's reportable segments are strategic business units that offer different services. The TruGreen LawnCare segment provides residential and commercial lawn care services. The TruGreen LandCare segment provides landscaping services primarily to commercial customers. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other home systems and appliances. The ServiceMaster Clean segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of Merry Maids, which provides house cleaning services. The Other Operations and Headquarters segment also includes SMAC, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company's headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

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

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

        Segment information for continuing operations is presented below.

	Year Ended Dec. 31,
(In thousands)	2010	2009	2008
Operating Revenue:
TruGreen LawnCare	$1,096,667	$1,048,936	$1,094,730
TruGreen LandCare	238,508	262,194	316,306
Terminix	1,157,346	1,089,072	1,093,922
American Home Shield	656,572	630,251	588,039
ServiceMaster Clean	132,132	125,614	129,798
Other Operations and Headquarters	84,677	84,012	88,637

Total Operating Revenue	$3,365,902	$3,240,079	$3,311,432

Operating Income (Loss):(1),(2),(3),(4)
TruGreen LawnCare	$112,312	$64,897	$106,821
TruGreen LandCare	(50,103)	11,906	8,537
Terminix	199,750	184,131	155,252
American Home Shield	68,380	70,253	30,475
ServiceMaster Clean	55,450	50,456	46,321
Other Operations and Headquarters	(127,899)	(124,486)	(149,644)

Total Operating Income	$257,890	$257,157	$197,762

Identifiable Assets:
TruGreen LawnCare	$2,103,341	$2,108,908	$2,168,190
TruGreen LandCare	83,374	135,843	150,348
Terminix	2,615,388	2,584,937	2,610,320
American Home Shield	956,089	977,217	985,192
ServiceMaster Clean	385,287	388,847	395,005
Other Operations and Headquarters	954,585	950,595	1,184,160

Total Identifiable Assets(4)	$7,098,064	$7,146,347	$7,493,215

Depreciation & Amortization Expense:
TruGreen LawnCare	$66,069	$87,726	$87,990
TruGreen LandCare	11,524	11,486	11,181
Terminix	67,761	63,277	60,217
American Home Shield	42,259	41,728	46,924
ServiceMaster Clean	7,106	8,243	9,031
Other Operations and Headquarters	13,430	13,818	13,861

Total Depreciation & Amortization Expense(5)	$208,149	$226,278	$229,204

Capital Expenditures:
TruGreen LawnCare	$49,014	$28,792	$54,269
TruGreen LandCare	11,184	6,518	10,029
Terminix	32,380	17,728	11,930
American Home Shield	8,031	1,820	5,846
ServiceMaster Clean	435	232	654
Other Operations and Headquarters	44,374	7,432	5,322

Total Capital Expenditures	$145,418	$62,522	$88,050

(1)
Presented below is a reconciliation of segment operating income to (loss) income from continuing operations before income taxes.

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

	Year Ended Dec. 31,
(In thousands)	2010	2009	2008
Total Segment Operating Income	$257,890	$257,157	$197,762
Non-operating Expense (Income):
Interest expense	286,979	299,377	347,231
Interest and net investment (income) loss	(9,358)	(7,079)	10,052
Gain on extinguishment of debt	—	(46,106)	—
Other expense	733	748	652

(Loss) Income from Continuing Operations before Income Taxes	$(20,464)	$10,217	$(160,173)

(2)
As described in Note 1, includes non-cash impairment charges of $46.9 million and $28.0 million recorded in the years ended December 31, 2010 and 2009, respectively, to reduce the carrying value of goodwill and trade names as a result of the Company's interim and annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 for a summary of the goodwill and trade name impairment charges by segment.

(3)
Includes (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, a branch optimization project at Terminix and information technology outsourcing at Other Operations and Headquarters and (ii) Merger related charges. Presented below is a summary of restructuring and Merger related charges (credits) by segment:

	Year Ended Dec. 31,
(In thousands)	2010	2009	2008
Restructuring and Merger related charges (credits):
TruGreen LawnCare	$6,922	$8,717	$315
TruGreen LandCare	778	194	337
Terminix	3,491	3,390	57
American Home Shield	(127)	147	729
ServiceMaster Clean	71	—	1,545
Other Operations and Headquarters	1,091	14,428	9,512

Total restructuring and Merger related charges	$12,226	$26,876	$12,495

(4)
Assets of discontinued operations are not included in the business segment table.

(5)
There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to the consolidated totals. Amortization of debt issue costs is not included in the business segment table.

        The Other Operations and Headquarters segment includes the operations of Merry Maids, as well as the Company's headquarters function. The Merry Maids operations reported revenue of $78.6 million, $78.0 million and $82.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Merry Maids operations reported operating income (loss) of $16.9 million, $8.4 million and ($14.3) million for the years ended December 31, 2010, 2009 and 2008, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

        See Note 4 for information relating to segment goodwill.

Note 4. Goodwill and Intangible Assets

        In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As described in Note 1, the 2010, 2009 and 2008 results include non-cash impairment charges of $46.9 million, $28.0 million and $60.1 million, respectively, to reduce the carrying value of goodwill and trade names as a result of the Company's interim and annual impairment testing of goodwill and indefinite-lived intangible assets.

        During the years ended December 31, 2010 and 2009, the increase in goodwill and other intangible assets relates primarily to tuck-in acquisitions completed throughout the period by Terminix, TruGreen LawnCare and Merry Maids.

        The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen LawnCare	TruGreen LandCare	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance at Dec. 31, 2008	$1,161,507	$45,782	$1,352,799	$348,309	$134,956	$50,556	$3,093,909
Acquisitions	17,662	—	9,693	—	—	1,463	28,818
Other(1)	(733)	(1,881)	(794)	(299)	757	(23)	(2,973)

Balance at Dec. 31, 2009	1,178,436	43,901	1,361,698	348,010	135,713	51,996	3,119,754
Impairment charge	—	(42,984)	—	—	—	—	(42,984)
Acquisitions	12,655	—	36,287	—	—	1,214	50,156
Other(1)	(20)	(917)	(571)	(227)	181	(79)	(1,633)

Balance at Dec. 31, 2010	$1,191,071	$—	$1,397,414	$347,783	$135,894	$53,131	$3,125,293

(1)
Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

        The accumulated impairment losses as of December 31, 2010 were $43.0 million associated with our TruGreen LandCare segment. There were no accumulated impairment losses as of December 31, 2009.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

        The table below summarizes the other intangible asset balances for continuing operations:

	December 31, 2010			December 31, 2009
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,375,210	$—	$2,375,210	$2,380,100	$—	$2,380,100
Customer relationships	683,949	(474,569)	209,380	669,581	(352,605)	316,976
Franchise agreements	88,000	(35,272)	52,728	88,000	(26,418)	61,582
Other	55,395	(29,302)	26,093	49,630	(21,051)	28,579

Total	$3,202,554	$(539,143)	$2,663,411	$3,187,311	$(400,074)	$2,787,237

(1)
Not subject to amortization. Reflects the $3.9 million trade name impairment at TruGreen LandCare as described in Note 1 and the impact of amortization of tax deductible goodwill at TruGreen LandCare, which is applied to the tradename balance beginning July 1, 2010.

        Amortization expense of $139.1 million, $161.9 million and $173.6 million was recorded in the years ended December 31, 2010, 2009 and 2008, respectively. For the existing intangible assets, the Company anticipates amortization expense of $92.3 million, $59.7 million, $44.8 million, $39.8 million and $22.8 million in 2011, 2012, 2013, 2014 and 2015, respectively.

Note 5. Income Taxes

        As of December 31, 2010, 2009 and 2008, the Company has $13.7 million, $15.4 million and $14.2 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes ("unrecognized tax benefits"). Under accounting standards for business combinations, the reversal of pre-acquisition liabilities for uncertain tax benefits will no longer be recorded as an adjustment to goodwill effective in fiscal years beginning in 2009. At December 31, 2010 and 2009, $13.7 million and $15.4 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended Dec. 31,
(In millions)	2010	2009	2008
Gross unrecognized tax benefits at beginning of period	$15.4	$14.2	$13.3
Increases in tax positions for prior years	0.3	3.3	3.6
Decreases in tax positions for prior years	(1.9)	(3.3)	(3.1)
Increases in tax positions for current year	1.0	2.6	1.3
Lapse in statute of limitations	(1.1)	(1.4)	(0.9)

Gross unrecognized tax benefits at end of period	$13.7	$15.4	$14.2

        Up to $8.0 million of the Company's unrecognized tax benefits could be recognized within the next 12 months. As of December 31, 2009 the Company believed that it was reasonably possible that a decrease of up to $7.3 million in unrecognized tax benefits would have occurred during the year ended December 31, 2010. During the year ended December 31, 2010 unrecognized tax benefits actually decreased by $3.0 million as a result of the closing of certain federal and state audits and the expiration of statutes of limitation.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

        The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the United States Internal Revenue Service ("IRS") through its year ended December 31, 2008, and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2001.

        In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, the Company participates in the IRS's Compliance Assurance Process whereby its U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed by the Company through the year ended December 31, 2008 have been audited by the IRS. In the fourth quarter of 2010, the IRS completed the audits of the Company's tax returns for the year ended December 31, 2008 with no adjustments or additional payments. The Company's tax returns for the year ended December 31, 2009 are under audit, which is expected to be completed during the first quarter of 2011. The IRS commenced examinations of the Company's U.S. federal income tax returns for 2010 in the first quarter of 2010. The examination is anticipated to be completed by the second quarter of 2012. Four state tax authorities are in the process of auditing state income tax returns of various subsidiaries.

        The Company's policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the year ended December 31, 2010, the Company reversed interest expense of $0.6 million through the tax provision. During the years ended December 31, 2009 and 2008, the Company recognized interest expense of $0.6 million and $0.9 million through the tax provision. No tax penalties were recorded through the provision during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Company recognized penalties of $0.4 million through the tax provision. As of December 31, 2010, 2009 and 2008, the Company had accrued for the payment of interest and penalties of $3.5 million, $4.2 million and $3.7 million, respectively.

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's effective income tax rate for continuing operations is as follows:

	Year Ended Dec. 31,
	2010	2009	2008
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	1.6	(50.9)	(2.0)
Tax credits	12.7	(16.8)	1.3
Change in valuation allowance	0.2	(4.3)	(5.2)
Permanent items	(13.7)	(3.7)	(1.6)
Unremitted foreign earnings	(6.2)	(12.4)	—
Other, including foreign rate differences and reserves	1.8	10.1	(3.6)

Effective rate	31.4%	(43.0)%	23.9%

        In the effective tax rate reconciliation above, the state rate benefit for the year ended December 31, 2009 is primarily the result of a change in the state tax rates used to measure deferred taxes.

        The effective tax rate for discontinued operations for the years ended December 31, 2010, 2009 and 2008, was a tax benefit of 52.9%, 38.6% and 39.3%, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

        Income tax expense from continuing operations is as follows:

	2010
(In thousands)	Current	Deferred	Total
U.S. federal	$574	$(8,271)	$(7,697)
Foreign	1,847	259	2,106
State and local	4,069	(4,911)	(842)

	$6,490	$(12,923)	$(6,433)

	2009
	Current	Deferred	Total
U.S. federal	$(6,708)	$7,580	$872
Foreign	2,356	629	2,985
State and local	14,254	(22,501)	(8,247)

	$9,902	$(14,292)	$(4,390)

	2008
	Current	Deferred	Total
U.S. federal	$—	$(47,685)	$(47,685)
Foreign	—	2,526	2,526
State and local	11,958	(5,099)	6,859

	$11,958	$(50,258)	$(38,300)

        Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company's accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2010 was $15.4 million. The net change in the total valuation allowance for the year ended December 31, 2010 was a decrease of $0.1 million.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

        Significant components of the Company's deferred tax balances are as follows:

	December 31,
(In thousands)	2010	2009
Deferred tax assets (liabilities):
Current:
Prepaid expenses	$(21,182)	$(13,278)
Receivables allowances	13,258	12,031
Accrued insurance expenses	5,661	6,809
Current reserves	7,002	5,114
Accrued expenses and other	9,559	10,954
Less valuation allowance	(28)	(35)

Total current asset	14,270	21,595

Long-Term:
Intangible assets(1)	(1,044,752)	(1,056,971)
Accrued insurance expenses	5,770	6,081
Net operating loss and tax credit carryforwards	141,706	121,725
Other long-term obligations	(23,128)	(12,469)
Less valuation allowance	(15,409)	(15,443)

Total long-term liability	(935,813)	(957,077)

Net deferred tax liability	$(921,543)	$(935,482)

(1)
The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The majority of this liability will not actually be paid unless certain business units of the Company are sold.

        At December 31, 2010, the Company had deferred tax assets, net of valuation allowances, of $117.0 million for federal and state net operating loss carryforwards which expire at various dates up to 2030. The Company also had deferred tax assets, net of valuation allowances, of $6.9 million for federal and state credit carryforwards which expire at various dates up to 2030.

Note 6. Acquisitions

        Acquisitions have been accounted for using the purchase method and, accordingly, the results of operations of the acquired businesses have been included in the Company's Consolidated Financial Statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

Current Year

        During the year ended December 31, 2010, the Company completed several lawn care and pest control acquisitions, along with several Merry Maids' franchise acquisitions, for a total net purchase price of $70.9 million. Related to these acquisitions, the Company recorded goodwill of $50.2 million and other intangibles of $17.6 million.

Notes to the Consolidated Financial Statements (Continued)

Note 6. Acquisitions (Continued)

Prior Years

        During the year ended December 31, 2009 and 2008, the Company completed several lawn care and pest control acquisitions, along with several Merry Maids' franchise acquisitions, for a total net purchase price of $35.7 million and $74.2 million, respectively. Related to these acquisitions, the Company recorded goodwill of $28.8 million and $57.3 million and other intangibles of $9.1 million and $16.4 million in 2009 and 2008, respectively.

Cash Flow Information for Acquisitions

        Supplemental cash flow information regarding the Company's acquisitions, excluding the Merger, is as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Purchase price (including liabilities assumed)	$73,142	$37,722	$80,729
Less liabilities assumed	(2,243)	(2,070)	(6,503)

Net purchase price	$70,899	$35,652	$74,226

Net cash paid for acquisitions	$57,941	$32,647	$60,764
Seller financed debt	12,958	3,005	13,462

Payment for acquisitions	$70,899	$35,652	$74,226

Note 7. Discontinued Operations

Current Year Dispositions

        There were no dispositions during the year ended December 31, 2010.

        The Company announced in November 2010 that it was exploring strategic options relating to TruGreen LandCare, including the potential sale of the business. In the first quarter of 2011, the Company concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and finalized development of a plan to sell the business. The Company expects this sale to occur in 2011.

Notes to the Consolidated Financial Statements (Continued)

Note 7. Discontinued Operations (Continued)

        The carrying amounts of the major classes of assets and liabilities for TruGreen LandCare are presented below.

As of December 31,	2010	2009
Assets:
Receivables, net	$27,732	$30,327
Inventories and other current assets	23,245	23,921

Total Current Assets	50,977	54,248

Net property and equipment	22,498	19,790
Goodwill and intangible assets, net	9,899	61,805

Total Assets	$83,374	$135,843

Liabilities:
Current liabilities	$15,495	$15,950
Long-term liabilities	1,951	4,453

Total Liabilities	$17,446	$20,403

Prior Year Dispositions

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

Financial Information for Discontinued Operations

        Reported "loss from discontinued operations, net of income taxes" for all periods presented includes the operating results of the sold businesses noted above. The operating results of discontinued operations are as follows:

	Year Ended Dec. 31,
(In thousands)	2010	2009	2008
Operating Results:
Operating revenue	$—	$64	$50,909
Operating loss	(1,123)	(1,811)	(215)
Interest expense	—	—	(73)
Impairment charge	—	—	(6,317)

Pre-tax loss	(1,123)	(1,811)	(6,605)
Benefit for income taxes	(595)	(699)	(2,618)
Loss on sale, net of tax	—	—	(539)

Loss from discontinued operations, net of income taxes	$(528)	$(1,112)	$(4,526)

Notes to the Consolidated Financial Statements (Continued)

Note 7. Discontinued Operations (Continued)

        The table below summarizes the activity during the year ended December 31, 2010 for the remaining liabilities from operations that were discontinued in years prior to 2010. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at Dec. 31, 2009	Cash Payments or Other	Expense/ (Income)	Balance at Dec. 31, 2010
Remaining liabilities of discontinued operations:
ARS/AMS	$2,921	$(3,254)	$552	$219
LandCare Construction	722	(84)	18	656
LandCare utility line clearing business	911	(140)	—	771
Certified Systems, Inc. and other	2,149	(245)	1	1,905
InStar	248	(56)	(43)	149

Total liabilities of discontinued operations	$6,951	$(3,779)	$528	$3,700

Note 8. Restructuring and Merger Related Charges

        The Company incurred restructuring and Merger related charges of $12.2 million ($7.5 million, net of tax), $26.9 million ($16.6 million, net of tax) and $12.5 million ($7.5 million, net of tax) for the years ended December 31, 2010, 2009 and 2008, respectively. Restructuring and Merger related charges were comprised of the following:

	Year Ended Dec. 31,
(In thousands)	2010	2009	2008
TruGreen LawnCare reorganization and restructuring(1)	$6,922	$8,717	$—
Information technology outsourcing(2)	—	9,861	3,504
Terminix branch optimization(3)	2,352	3,219	—
Merger related charges(4)	1,208	2,321	1,249
Other(5)	1,744	2,758	7,742

Total restructuring and Merger related charges	$12,226	$26,876	$12,495

(1)
Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the years ended December 31, 2010 and 2009, these costs included consulting fees of $4.7 million and $6.3 million, respectively and severance, lease termination and other costs of $2.2 million and $2.4 million, respectively.

(2)
On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM provides information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the years ended December 31, 2009 and 2008, these costs included transition fees paid to IBM of $7.6 million and $0.3 million, respectively, employee retention and severance costs of $1.3 million and $0.4 million, respectively, and consulting and other costs of $1.0 million and $2.8 million, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 8. Restructuring and Merger Related Charges (Continued)

(3)
Represents restructuring charges related to a branch optimization project. For the year ended December 31, 2010, these costs were comprised of lease termination costs. For the year ended December 31, 2009, these costs included lease termination costs of $2.9 million and severance costs of $0.3 million.

(4)
Includes severance, retention, legal fees and other costs associated with the Merger.

(5)
For the years ended December 31, 2010, 2009 and 2008 these costs related to previous restructuring initiatives and included adjustments to lease termination reserves of $0.9 million, $0.4 million and $1.8 million, respectively, employee retention and severance costs of $0.4 million, $0.6 million and $1.5 million, respectively, and consulting and other costs of $0.4 million, $1.8 million and $4.4 million, respectively.

        The pretax charges discussed above are reported in the "Restructuring and Merger related charges" line in the Consolidated Statement of Operations.

        A reconciliation of the beginning and ending balances of accrued restructuring and Merger related charges, which are included in Accrued Liabilities—Other on the Consolidated Statement of Financial Position, is presented as follows:

(In thousands)	Accrued Restructuring and Merger Related Charges
Balance at December 31, 2008	$11,002
Costs incurred	26,876
Costs paid or otherwise settled	(25,795)

Balance at December 31, 2009	12,083
Costs incurred	12,226
Costs paid or otherwise settled	(19,332)

Balance at December 31, 2010	$4,977

Note 9. Commitments and Contingencies

        The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

        Rental expense for the years ended December 31, 2010, 2009 and 2008 was $115.8 million, $119.0 million and $139.1 million, respectively. Future long-term non-cancelable operating lease payments are approximately $52.7 million in 2011, $45.4 million in 2012, $32.2 million in 2013, $22.0 million in 2014, $14.0 million in 2015 and $30.1 million in 2016 and thereafter.

        A portion of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of

Notes to the Consolidated Financial Statements (Continued)

Note 9. Commitments and Contingencies (Continued)

the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. At December 31, 2010, the Company's residual value guarantees related to the leased assets totaled $53.5 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $1.1 million in the Consolidated Statements of Financial Position.

        Prior to the Merger, the Company maintained lease facilities with banks totaling $65.2 million, which provided for the financing of branch properties to be leased by the Company. In connection with the closing of the Merger, the Company amended these leases effective July 24, 2007. Among the modifications, the Company extended the lease terms through July 24, 2010 and made a $22.0 million investment in the lease facilities. In July 2010, the Company purchased the properties for $65.2 million. The Company's $22.0 investment in the lease facilities was returned to the Company upon purchase, resulting in a net cash payment of $43.2 million. In the third quarter of 2009, the Company determined that it was probable that the fair value of the real properties under operating leases would be below the total amount funded under the lease facilities at the end of the lease term. The Company's estimate of this shortfall was $15.9 million, which was expensed over the remainder of the lease term. For the years ended December 31, 2010 and 2009, the Company recorded charges of $10.4 million and $5.5 million, respectively, related to this shortfall.

        Certain of the Company's assets, including a call center facility and equipment, are leased under capital leases with $4.7 million in remaining lease obligations as of December 31, 2010. Future lease payments under capital leases are $1.5 million in 2011, $0.9 million in 2012, $0.5 million in 2013, $0.5 million in 2014, $0.6 million in 2015 and $0.7 million in 2016 and thereafter.

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

        The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers' compensation, auto and general liability risks. The Company purchases insurance policies from third party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. As of December 31, 2010 and 2009, the Company had accrued self-insured claims of $122.2 million and $131.3 million, respectively, which are included in Accrued Liabilities—Self-insured claims and related expenses and Other long-term obligations on the Consolidated Statements of Financial Position. During the years ended December 31, 2010, 2009 and 2008, the Company recorded provisions for uninsured claims totaling $31.5 million, $32.1 million and $35.9 million, respectively, and the Company paid claims totaling $40.6 million, $47.0 million and $49.2 million, respectively. In determining the Company's accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

Notes to the Consolidated Financial Statements (Continued)

Note 9. Commitments and Contingencies (Continued)

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

        In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective and class action basis, regulatory, insured and uninsured employment, general, and commercial liability, wage and hour and environmental proceedings. Additionally, the Company has entered into settlement agreements in certain cases, including putative collective and class actions, which are subject to court approval. If one or more of the Company's settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings may not prove to be material to its reputation, business, financial position, results of operations and cash flows.

Note 10. Related Party Transactions

        In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provided the Company with on-going consulting and management advisory services in exchange for an annual management fee of $2.0 million, which was payable quarterly. On July 30, 2009, the consulting agreement was amended and the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align our fee structure with market rates. Under this agreement, the Company recorded management fees for the years ended December 31, 2010, 2009 and 2008 of $6.25 million, $6.25 million and $2.0 million, respectively. The amended consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The amended consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R's election.

        In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company pays annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $1.25 million for the years ended December 31, 2010 and 2009. On September 30, 2010, Citigroup transferred the management responsibility for, and its proprietary interests in, certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and

Notes to the Consolidated Financial Statements (Continued)

Note 10. Related Party Transactions (Continued)

beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone.

        Between the Merger and December 31, 2010, Holdings completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. During the years ended December 31, 2010, 2009 and 2008, the Company recorded interest expense of $7.0 million, $6.9 million and $0.4 million, respectively, related to Permanent Notes held by Holdings. During the years ended December 31, 2010 and 2009, the Company made cash payments to Holdings in the amount of $7.0 million and $6.5 million, respectively. There were no cash payments made by the Company to Holdings in 2008. Interest accrued by the Company and payable to Holdings as of December 31, 2010 and 2009 amounted to $3.2 million.

Note 11. Employee Benefit Plans

        Effective January 2, 2007, the Company approved a long-term incentive plan (the "LTIP") designed to reward certain employees based on the accumulated three-year Company financial performance against pre-tax income and revenue goals. Pursuant to the LTIP, the awards would be paid out in cash at the end of a three-year performance period, if certain performance measures were achieved. The costs of the awards were recognized over the performance period and were included in selling and administrative expenses in the Consolidated Statements of Operations. Compensation expense related to the LTIP was $1.7 million for the year ended December 31, 2008. During 2009, the Company determined that the three year financial performance measures had not been achieved and reversed reserves related to the Plan in the amount of $4.4 million. The LTIP was terminated as of December 31, 2009.

        Discretionary contributions to qualified profit sharing and non-qualified deferred compensation plans were made in the amount of $15.2 million, $13.1 million and $14.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt

        Long-term debt at December 31, 2010 and December 31, 2009 is summarized in the following table:

(In thousands)	2010	2009
Senior secured term loan facility maturing in 2014	$2,557,250	$2,583,750
10.75% /11.50% senior toggle notes maturing in 2015	1,061,000	1,061,000
Revolving credit facility maturing in 2014	—	—
7.10% notes maturing in 2018(1)	65,549	63,624
7.45% notes maturing in 2027(1)	150,555	147,885
7.25% notes maturing in 2038(1)	60,633	59,824
Other	53,500	58,861
Less current portion	(49,412)	(64,395)

Total long-term debt	$3,899,075	$3,910,549

(1)
The increase in the balance from 2009 to 2010 reflects the amortization of fair value adjustments related to purchase accounting, which effectively increases the stated coupon interest rates.

        The Company had $69.6 million and $70.2 million of accrued interest at December 31, 2010 and 2009, respectively. Accrued interest is included in Accrued Liabilities—Other on the Consolidated Statement of Financial Position.

        In connection with the completion of the Transactions, the Company entered into (i) the senior secured term loan facility, (ii) the Interim Loan Facility, (iii) the Revolving Credit Facility and (iv) a new synthetic letter of credit facility in an aggregate principal amount of $150.0 million. Additionally, the Company repaid certain of its existing indebtedness, including the 2009 Notes. The 2009 Notes were called for redemption on the Closing Date and were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities described and defined below to repay at maturity the 2007 Notes. The debt issuance costs related to the Merger have been capitalized and these costs are being amortized to interest expense over the terms of the underlying debt instruments.

Term Facilities

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster became obligated under the Term Facilities. The Term Facilities consist of (i) the senior secured term loan facility providing for term loans in an aggregate principal amount of $2.65 billion and (ii) a pre-funded synthetic letter of credit facility in an aggregate principal amount of $150.0 million. As of December 31, 2010, the Company had issued $143.1 million of letters of credit, resulting in unused commitments under the synthetic letter of credit facility of $6.9 million.

        The Term Facilities will mature on July 24, 2014. The interest rates applicable to the loans under the Term Facilities are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of December 31, 2010—2.50%) or (ii) an alternate base rate, plus a borrowing margin (as of December 31, 2010—1.50%). The borrowing margin, in each case,

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Term Facilities agreement) for the previous fiscal quarter.

        In February 2008, the Company entered into two three-year interest rate swap agreements and a four-year interest rate swap agreement, effective March 3, 2008. The total notional amount of the three-year swap agreements was $250.0 million, and the total notional amount of the four-year swap agreement was $250.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 3.15% on the $250.0 million notional amount under the three-year swap agreements and 3.48% on the $250.0 million notional amount under the four-year swap agreement, and the Company will receive a floating rate of interest (based on three month LIBOR) on the notional amount. Therefore, during the term of the swap agreements, the effective interest rate for $500.0 million of the term loans is fixed at a rate between 3.15% and 3.48% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In August 2008, the Company entered into two three-year interest rate swap agreements effective September 2, 2008. The total notional amount of the agreements was $200.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 3.83% on the $200.0 million notional amount, and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreements, the effective interest rate for $200.0 million of the term loans is fixed at a rate of 3.83% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In September 2008, the Company entered into a four-year interest rate swap agreement effective October 1, 2008. The notional amount of the agreement was $200.0 million. Under the terms of the agreement, the Company will pay a fixed rate of interest of 3.53% on the $200.0 million notional amount, and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreement, the effective interest rate for $200.0 million of the term loans is fixed at a rate of 3.53% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In April 2009, the Company entered into a two-year interest rate swap agreement effective August 2, 2010. The notional amount of the agreement was $530.0 million. Under the terms of the agreement, the Company will pay a fixed rate of interest of 2.55% on the $530.0 notional amount, and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreement, the effective interest rate for $530.0 million of the term loans is fixed at a rate of 2.55% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In June 2010, the Company entered into two two-year interest rate swap agreements effective March 3, 2011. The total notional amount of the agreements was $250.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 1.70% on the $250.0 million notional amount, and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreements, the effective interest rate for $250.0 million of the term loans will be fixed at a rate of 1.70% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In June 2010, the Company entered into two two-year interest rate swap agreements effective September 1, 2011. The total notional amount of the agreements was $200.0 million. Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 2.22%

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

on the $200.0 million notional amount, and the Company will receive a floating rate of interest (based on one month LIBOR) on the notional amount. Therefore, during the term of the swap agreements, the effective interest rate for $200.0 million of the term loans will be fixed at a rate of 2.22% plus the incremental borrowing margin of 2.50% as of December 31, 2010.

        In accordance with accounting standards for derivative instruments and hedging activities, these interest rate swap agreements are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the balance sheet as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive income.

10.75%/11.50% Senior Toggle Notes

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster became obligated under the Interim Loan Facility. The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into Permanent Notes. The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of Permanent Notes, ServiceMaster entered into the Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated on November 19, 2009.

        Pursuant to the refinancing indenture, the Company had the option to pay Cash Interest, PIK Interest or 50 percent as Cash Interest and 50 percent as PIK Interest through July 15, 2011. Interest payable after July 15, 2011 is payable entirely as Cash Interest. All interest payments due through January 2011 were paid entirely as Cash Interest. The Company has elected to pay all interest payable through July 15, 2011 entirely as Cash Interest. Cash Interest accrues on the Permanent Notes at a rate per annum equal to 10.75%. PIK Interest would have accrued on the Permanent Notes at a rate per annum equal to 11.50%. If the Company had elected to pay PIK Interest, the principal amount of the notes would have increased in an amount equal to the PIK Interest payable for the applicable payment period to the holders of the Permanent Notes on the relevant record date.

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

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

Revolving Credit Facility

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster became obligated under the Revolving Credit Facility. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $75.0 million. As of December 31, 2010 and 2009, there were no revolving loans or letters of credit outstanding under the Revolving Credit Facility. As of December 31, 2010 and 2009, the Company had $500.0 million of remaining capacity available under the Revolving Credit Facility.

        On February 2, 2011, ServiceMaster entered into an amendment to its Revolving Credit Facility, which provides for senior secured revolving loans and stand-by and other letters of credit. Prior to the amendment, the facility was scheduled to mature on July 24, 2013 and provided for maximum borrowing capacity of $500.0 million with outstanding letters of credit limited to $75.0 million. The Company desired to extend the maturity date of the facility by one year, and as an inducement for such extension offered to allow any lenders in the syndicate group that were willing to extend the maturity date by one year a 20 percent reduction of such lender's loan commitment. As a result of the amendment, the Company will have available borrowing capacity under its amended Revolving Credit Facility of approximately $442.0 million through July 24, 2013 and will have approximately $229.0 million of available borrowing capacity from July 25, 2013 through July 24, 2014. The Company will continue to have access to letters of credit up to $75.0 million through July 24, 2014.

        The interest rates applicable to the loans under the Revolving Credit Facility will be based on a fluctuating rate of interest measured by reference to either, at the borrower's option, (1) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (as of December 31, 2010—2.50%) or (2) an alternate base rate, plus a borrowing margin (as of December 31, 2010—1.50%). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Revolving Credit Agreement) for the previous fiscal quarter.

        The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2010.

        Future scheduled long-term debt payments are $49.3 million, $44.7 million, $31.8 million, $2,482.0 million and $1,063.3 million for the years ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively. The scheduled long-term debt payments of $49.3 million in 2011 include the repayment of $10.0 million transferred under the Company's accounts receivable securitization arrangement, as described in Note 14.

Note 13. Cash and Marketable Securities

        Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in the Consolidated Statements of Financial Position caption "Cash and Cash Equivalents." As of December 31, 2010 and 2009, the Company's investments consist primarily of domestic publicly traded debt and certificates of deposit totaling $100.9 million and $93.9 million, respectively, and common equity securities of $39.7 million and $38.3 million, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 13. Cash and Marketable Securities (Continued)

        The aggregate market value of the Company's short- and long-term investments in debt and equity securities was $140.6 million and $132.2 million, and the aggregate cost basis was $133.0 million and $126.7 million at December 31, 2010 and 2009, respectively.

        As of December 31, 2010 and 2009, $240.1 million and $256.5 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield's investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities.

        Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The table below summarizes gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities and impairment charges due to other than temporary declines in the value of certain investments.

	Year Ended Dec. 31,
(In thousands)	2010	2009	2008
Gross realized gains, pre-tax	$2,326	$3,882	$13,191
Gross realized gains, net of tax	1,418	2,385	10,038
Gross realized losses, pre-tax	(207)	(1,492)	(10,896)
Gross realized losses, net of tax	(126)	(917)	(8,292)
Impairment charges, pre-tax	(174)	(5,854)	(16,478)
Impairment charges, net of tax	(106)	(3,596)	(12,540)

        The table below summarizes unrealized gains and losses in the investment portfolio

	As of December 31,
(In thousands)	2010	2009
Unrealized gains	$9,621	$7,674
Unrealized losses	(1,995)	(2,226)
Portion of unrealized losses which had been in a loss position for more than one year	(109)	(739)
Aggregate fair value of the investments with unrealized losses	18,535	26,837

Note 14. Receivable Sales

        The Company has entered into an accounts receivable securitization arrangement under which TruGreen LawnCare and Terminix may sell certain eligible trade accounts receivable to Funding, the Company's wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of December 31, 2010, the amount of eligible receivables was approximately $31.5 million.

        During the years ended December 31, 2010 and 2009, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. During the third

Notes to the Consolidated Financial Statements (Continued)

Note 14. Receivable Sales (Continued)

quarter of 2008, an interest in the pool of trade accounts receivable was transferred to a third party in exchange for $10.0 million. As of December 31, 2010 and 2009, the Company had $10.0 million outstanding under the arrangement and, as of December 31, 2010, had $21.5 million of remaining capacity available under the trade accounts receivable securitization arrangement.

        The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. If this Purchaser were to exercise its right to terminate its participation in the arrangement, which it may do in the third quarter of each year, the amount of cash available to the Company under this agreement may be reduced or eliminated. As part of the annual renewal of the facility, which occurred on July 20, 2010, this Purchaser agreed to continue its participation in the arrangement at least through July 19, 2011.

        The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in these Consolidated Financial Statements. The interest rates applicable to the Company's obligation are based on a fluctuating rate of interest measured based on the third party Purchaser's pooled commercial paper rate, as defined (0.32% at December 31, 2010). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012, the final termination date of the arrangement.

Note 15. Comprehensive Income

        Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the Consolidated Statements of Shareholder's Equity. The following table summarizes the activity in other comprehensive income (loss) and the related tax effects.

	Year Ended Dec. 31,
(In thousands)	2010	2009	2008
Net unrealized gains (losses) on securities:
Unrealized gains (losses)(1)	$2,808	$2,416	$(14,859)
Reclassification adjustment for net (gains) losses realized(2)	(1,225)	2,182	9,067

Net unrealized gains (losses) on securities	1,583	4,598	(5,792)

Net unrealized gains (losses) on derivative instruments:
Unrealized losses(3)	(24,901)	(24,636)	(45,567)
Reclassification adjustment for net losses realized(4)	27,535	47,380	3,062

Net unrealized gains (losses) on derivative instruments	2,634	22,744	(42,505)
Foreign currency translation	2,186	5,038	(3,511)

Other comprehensive income (loss)	$6,403	$32,380	$(51,808)

(1)
Net of tax effect of $(1.3) million in 2010, $(1.4) million in 2009 and $8.5 million in 2008.

Notes to the Consolidated Financial Statements (Continued)

Note 15. Comprehensive Income (Continued)

(2)
Net of tax effect of $0.7 million in 2010, $(1.3) million in 2009 and ($5.3) million in 2008.

(3)
Net of tax effect of $14.4 million in 2010, $13.8 million in 2009 and $26.9 million in 2008.

(4)
Net of tax effect of $(15.5) million in 2010, $(28.6) million in 2009 and ($2.0) million in 2008.

        Accumulated other comprehensive loss included the following components as of December 31:

(In thousands)	2010	2009
Net unrealized gains on securities, net of tax	$5,026	$3,442
Net unrealized losses on derivative instruments, net of tax	(27,582)	(30,216)
Foreign currency translation	5,185	3,000

Total	$(17,371)	$(23,774)

Note 16. Supplemental Cash Flow Information

        In the Consolidated Statements of Cash Flows, the caption "Cash and cash equivalents" includes investments in short-term, highly-liquid securities having a maturity of three months or less when purchased. Supplemental information relating to the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 is presented in the following table:

	Year Ended Dec. 31,
(In thousands)	2010	2009	2008
Cash paid for or (received from):
Interest expense	$268,739	$301,571	$269,580
Interest and dividend income	(5,331)	(6,623)	(13,094)
Income taxes, net of refunds	13,353	824	10,413

Note 17. Capital Stock

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

Note 18. Stock-Based Compensation

        The board of directors and stockholders of Holdings have adopted the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the "MSIP"). The MSIP provides for the sale of shares and deferred share units ("DSUs") of Holdings stock to ServiceMaster's executive officers, other key employees and directors as well as the grant of options to purchase shares of Holdings to those individuals. DSUs represent a right to receive a share of common stock in the future. The board of directors of Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the MSIP and determines the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 13,045,000 shares of Holdings stock was available for issuance under the MSIP. As of September 24, 2010, the board of directors and stockholders of Holdings approved an amendment

Notes to the Consolidated Financial Statements (Continued)

Note 18. Stock-Based Compensation (Continued)

to the MSIP. The amendment to the MSIP increased by 800,000 the maximum number of shares of Holdings' common stock available for issuance thereunder, to 13,845,000, and provides for the award of restricted stock units ("RSUs") under the MSIP. Holdings currently intends to satisfy any need for shares of common stock of Holdings associated with the settlement of DSUs, vesting of RSUs or exercise of options issued under the MSIP through those new shares available for issuance or any shares repurchased from participants in the MSIP.

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

        In 2010, 2009 and 2008, Holdings completed various equity offerings to certain executive officers and key employees pursuant to the MSIP. The shares sold and options granted to employees in connection with these equity offerings are subject to and governed by the terms of the MSIP. In connection with these offerings, Holdings sold a total of 97,200, 234,500 and 240,700 shares of common stock in 2010, 2009 and 2008, respectively, at a purchase price of $10.00 per share. In addition, Holdings granted ServiceMaster's executive officers and key employees options to purchase 284,400, 906,000 and 893,900 shares of Holdings common stock in 2010, 2009 and 2008, respectively, at an exercise price of $10.00 per share. These options are subject to and governed by the terms of the MSIP. The $10.00 per share purchase price and exercise price was based on the determination by the compensation committee of Holdings of the fair market value of the common stock of Holdings as of the purchase/grant dates.

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

        The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2010, 2009 and 2008, the expected volatilities were based on the historical and implied volatilities of the publicly traded stock of a group of companies comparable to ServiceMaster. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins

Notes to the Consolidated Financial Statements (Continued)

Note 18. Stock-Based Compensation (Continued)

No. 107 and 110. The risk-free interest rates were based on the U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended Dec. 31,
Assumption	2010	2009	2008
Expected volatility	31.7% - 34.3%	38.5% - 46.9%	25.1% - 46.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.3	6.3	6.3
Risk-free interest rate	1.77% - 2.63%	2.56% - 2.92%	2.56% - 3.56%

        The weighted-average grant-date fair value of the options granted during 2010, 2009 and 2008 was $3.65, $4.36 and $4.19 per option, respectively. The Company has applied a forfeiture assumption of 5.78% per annum in the recognition of the expense related to these options.

        A summary of option activity under the MSIP as of December 31, 2010, and changes during the year then ended is presented below:

	Stock Options	Weighted Avg. Exercise Price	Remaining Contractual Term (in years)
Total outstanding, December 31, 2009	10,014,133	$10.00
Granted to employees	284,400	$10.00
Exercised	—
Forfeited	(696,850)	$10.00

Total outstanding, December 31, 2010	9,601,683	$10.00	7.3

Total exercisable, December 31, 2010	6,346,898	$10.00	7.0

        On September 24, 2010, the compensation committee of the Holdings board of directors approved an employee restricted stock unit agreement to be used when awards of RSUs are made under the MSIP and granted 735,000 RSU awards to certain senior executives of ServiceMaster. The RSUs had a grant-date fair value of $10.00 per unit, which was equivalent to the then current fair value of Holdings' common stock, and will vest in three equal annual installments, subject to an employee's continued employment. Upon vesting, each RSU will be converted into one share of Holdings' common stock.

        A summary of RSU activity under the MSIP as of December 31, 2010, and changes during the year then ended is presented below:

	RSUs	Weighted Avg. Grant Date Fair Value
Total outstanding, December 31, 2009	—
Granted to employees	735,000	$10.00
Vested	—
Forfeited	—

Total outstanding, December 31, 2010	735,000	$10.00

Notes to the Consolidated Financial Statements (Continued)

Note 18. Stock-Based Compensation (Continued)

        During the years ended December 31, 2010, 2009 and 2008, the Company recognized stock-based compensation expense of $9.4 million ($5.7 million, net of tax), $8.1 million ($5.0 million, net of tax) and $7.0 million ($5.3 million, net of tax), respectively. As of December 31, 2010, there was $16.9 million of total unrecognized compensation cost related to non-vested stock options and RSUs granted by Holdings under the MSIP. These remaining costs are expected to be recognized over a weighted-average period of 2.1 years.

        In September 2010, ServiceMaster announced the retirement of its CEO with a targeted retirement date of December 31, 2010, or such later date as a successor CEO is appointed. On September 8, 2010, in connection with the CEO's retirement announcement, Holdings extended the option period on the CEO's vested standalone options to three years following his departure date. This extension of the option period is considered a stock option modification resulting in additional stock compensation expense of $0.5 million, which was recorded in the year ended December 31, 2010.

Note 19. Fair Value of Financial Instruments

        The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated comprehensive income (loss), or, for certain unrealized losses, reported in interest and net investment income in the Consolidated Statements of Operations if the decline in value is other than temporary. The carrying amount of total debt was $3,948.5 million and $3,974.9 million and the estimated fair value was $3,957.7 million and $3,716.5 million at December 31, 2010 and 2009, respectively. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of December 31, 2010 and 2009.

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

        Fuel swap contracts are valued using forward fuel price curves obtained from third party market data providers. The fair value of each contract is the sum of expected future settlements between contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract fuel price to the expected forward fuel price as of each

Notes to the Consolidated Financial Statements (Continued)

Note 19. Fair Value of Financial Instruments (Continued)

settlement date and applying the difference between the contract and expected prices to the notional gallons in the fuel swap contracts.

        The carrying amount and estimated fair value of the Company's financial instruments that are recorded at fair value for the periods presented are as follows:

		As of December 31, 2010				As of December 31, 2009
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$10,859	$10,859	$—	$—	$9,985	$9,985
Investments in marketable securities	Marketable securities and Long-term marketable securities	129,724	40,373	89,351	—	122,201	122,201
Fuel swap contracts:
Current	Prepaid expenses and other assets	5,813	—	—	5,813	7,840	7,840
Noncurrent	Other assets	836	—	—	836

Total financial assets		$147,232	$51,232	$89,351	$6,649	$140,026	$140,026

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$—	$—	$—	$—	$924	$924
Interest rate swap contracts	Other long-term obligations	50,085	—	50,085	—	54,120	54,120

Total financial liabilities		$50,085	$—	$50,085	$—	$55,044	$55,044

Notes to the Consolidated Financial Statements (Continued)

Note 19. Fair Value of Financial Instruments (Continued)

        A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance at December 31, 2008	$(24,924)
Total gains (losses) (realized and unrealized):
Included in earnings(1)	(25,305)
Included in other comprehensive loss	31,840
Settlements, net	25,305

Balance at December 31, 2009	$6,916
Total gains (losses) (realized and unrealized):
Included in earnings(1)	6,015
Included in other comprehensive income	(267)
Settlements, net	(6,015)

Balance at December 31, 2010	$6,649

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

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 25 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. Substantially all of the Company's fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statement of Financial Position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in other comprehensive income. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements (Continued)

Note 19. Fair Value of Financial Instruments (Continued)

        The effect of derivative instruments on the Consolidated Statements of Operations and other comprehensive income for the years ended December 31, 2010 and 2009, respectively, is presented as follows:

		Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Effective Portion of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss
(In thousands)
Derivatives designated as Cash Flow Hedge Relationships			Location of Gain (Loss) included in Income
	Year ended December 31, 2010
Fuel swap contracts	$(267)	$6,015	Cost of services rendered and products sold
Interest rate swap contracts	$4,035	$(48,970)	Interest expense

		Effective Portion of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Loss
Derivatives designated as Cash Flow Hedge Relationships			Location of Gain (Loss) included in Income
	Year ended December 31, 2009
Fuel swap contracts	$31,840	$(25,305)	Cost of services rendered and products sold
Interest rate swap contracts	$5,732	$(50,704)	Interest expense

        Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the year ended December 31, 2010. As of December 31, 2010, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $66.1 million, maturing through 2012. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2010, the Company had posted $1.5 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company's Revolving Credit Facility. As of December 31, 2010, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.430 billion, maturing through 2013.

        The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $17.6 million, net of tax, at December 31, 2010. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,644,330	$777,219	$(55,647)	$3,365,902
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,675,302	371,293	(55,463)	1,991,132
Selling and administrative expenses	9,577	540,355	368,907	(184)	918,655
Amortization expense	222	103,033	35,860	—	139,115
Goodwill and tradename Impairment	—	46,884	—	—	46,884
Restructuring and Merger related charges (credits)	1,208	11,262	(244)	—	12,226

Total operating costs and expenses	11,007	2,376,836	775,816	(55,647)	3,108,012

Operating (Loss) Income	(11,007)	267,494	1,403	—	257,890
Non-operating Expense (Income):
Interest expense (income)	196,647	104,195	(13,863)	—	286,979
Interest and net investment loss (income)	1,628	3,596	(14,582)	—	(9,358)
Other expense	—	—	733	—	733

(Loss) Income from Continuing Operations before Income Taxes	(209,282)	159,703	29,115	—	(20,464)
(Benefit) provision for income taxes	(73,163)	7,756	58,974	—	(6,433)

(Loss) Income from Continuing Operations	(136,119)	151,947	(29,859)	—	(14,031)
Income (loss) from discontinued operations, net of income taxes	—	490	(1,018)	—	(528)
Equity in earnings of subsidiaries (net of tax)	121,560	(39,272)	—	(82,288)	—

Net (Loss) Income	$(14,559)	$113,165	$(30,877)	$(82,288)	$(14,559)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,546,819	$765,609	$(72,349)	$3,240,079
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,642,667	343,011	(72,349)	1,913,329
Selling and administrative expenses	9,582	529,446	313,803	—	852,831
Amortization expense	222	125,758	35,906	—	161,886
TradeName Impairment	—	22,800	5,200	—	28,000
Restructuring and Merger related charges	2,321	12,301	12,254	—	26,876

Total operating costs and expenses	12,125	2,332,972	710,174	(72,349)	2,982,922

Operating (Loss) Income	(12,125)	213,847	55,435	—	257,157
Non-operating Expense (Income):
Interest expense (income)	288,514	25,148	(14,285)	—	299,377
Interest and net investment loss (income)	938	5,555	(13,572)	—	(7,079)
Gain on extinguishment of debt	(46,106)	—	—	—	(46,106)
Other expense	—	—	748	—	748

(Loss) Income from Continuing Operations before Income Taxes	(255,471)	183,144	82,544	—	10,217
(Benefit) provision for income taxes	(107,346)	37,259	65,697	—	(4,390)

(Loss) Income from Continuing Operations	(148,125)	145,885	16,847	—	14,607
Income (loss) from discontinued operations, net of income taxes	—	628	(1,740)	—	(1,112)
Equity in earnings of subsidiaries (net of tax)	161,620	5,251	—	(166,871)	—

Net Income	$13,495	$151,764	$15,107	$(166,871)	$13,495

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,653,326	$730,115	$(72,009)	$3,311,432
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,753,042	343,163	(72,009)	2,024,196
Selling and administrative expenses	3,696	529,432	310,125	—	843,253
Amortization expense	222	131,902	41,502	—	173,626
Trade name impairment	—	17,900	42,200	—	60,100
Restructuring and Merger related charges	1,249	2,254	8,992	—	12,495

Total operating costs and expenses	5,167	2,434,530	745,982	(72,009)	3,113,670

Operating (Loss) Income	(5,167)	218,796	(15,867)	—	197,762
Non-operating Expense (Income):
Interest expense (income)	348,637	7,004	(8,410)	—	347,231
Interest and net investment loss	8,049	1,944	59	—	10,052
Other expense	—	—	652	—	652

(Loss) Income from Continuing Operations before Income Taxes	(361,853)	209,848	(8,168)	—	(160,173)
(Benefit) provision for income taxes	(135,270)	57,943	39,027	—	(38,300)

(Loss) Income from Continuing Operations	(226,583)	151,905	(47,195)	—	(121,873)
Loss from discontinued operations, net of income taxes	—	—	(4,526)	—	(4,526)
Equity in earnings (losses) of subsidiaries (net of tax)	100,184	(60,567)	—	(39,617)	—

Net (Loss) Income	$(126,399)	$91,338	$(51,721)	$(39,617)	$(126,399)

Condensed Consolidating Statement of Financial Position

As of December 31, 2010

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$132,168	$14,798	$103,630	$—	$250,596
Marketable securities	—	—	30,406	—	30,406
Receivables	1,229	137,413	414,370	(173,185)	379,827
Inventories	—	73,174	2,593	—	75,767
Prepaid expenses and other assets	10,129	14,183	18,152	—	42,464
Deferred customer acquisition costs	—	15,163	19,214	—	34,377
Deferred taxes	—	15,520	391	(1,641)	14,270
Assets of discontinued operations	—	—	26	—	26

Total Current Assets	143,526	270,251	588,782	(174,826)	827,733

Property and Equipment:
At cost	—	353,630	132,581	—	486,211
Less: accumulated depreciation	—	(142,278)	(54,537)	—	(196,815)

Net property and equipment	—	211,352	78,044	—	289,396

Other Assets:
Goodwill	—	2,760,512	364,781	—	3,125,293
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,904,959	758,452	—	2,663,411
Notes receivable	1,990,383	231	30,269	(1,998,333)	22,550
Long-term marketable securities	10,859	—	99,318	—	110,177
Investments in and advances to subsidiaries	3,299,019	1,156,032	—	(4,455,051)	—
Other assets	98,425	4,164	882	(96,307)	7,164
Debt issuance costs	52,366	—	—	—	52,366

Total Assets	$5,594,578	$6,307,501	$1,920,528	$(6,724,517)	$7,098,090

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable	$272	$53,524	$26,186	$—	$79,982
Accrued liabilities:
Payroll and related expenses	1,608	49,326	39,008	—	89,942
Self-insured claims and related expenses	—	20,775	60,848	—	81,623
Other	77,040	40,859	39,828	(1,641)	156,086
Deferred revenue	—	135,009	314,830	—	449,839
Liabilities of discontinued operations	—	150	654	—	804
Current portion of long-term debt	103,654	13,093	105,850	(173,185)	49,412

Total Current Liabilities	182,574	312,736	587,204	(174,826)	907,688

Long-Term Debt	3,868,474	2,008,047	20,887	(1,998,333)	3,899,075
Other Long-Term Liabilities:
Deferred taxes	—	754,787	277,333	(96,307)	935,813
Intercompany payable	287,220	—	111,756	(398,976)	—
Liabilities of discontinued operations	—	—	2,896	—	2,896
Other long-term obligations, primarily self-insured claims	68,783	1,645	94,663	—	165,091

Total Other Long-Term Liabilities	356,003	756,432	486,648	(495,283)	1,103,800

Shareholder's Equity	1,187,527	3,230,286	825,789	(4,056,075)	1,187,527

Total Liabilities and Shareholder's Equity	$5,594,578	$6,307,501	$1,920,528	$(6,724,517)	$7,098,090

Condensed Consolidating Statement of Financial Position

As of December 31, 2009

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$124,674	$15,796	$112,993	$—	$253,463
Marketable securities	—	—	21,120	—	21,120
Receivables	1,162	133,866	424,395	(210,768)	348,655
Inventories	—	74,041	2,551	—	76,592
Prepaid expenses and other assets	7,840	15,239	13,485	—	36,564
Deferred customer acquisition costs	—	13,759	22,311	—	36,070
Deferred taxes	—	22,481	996	(1,882)	21,595
Assets of discontinued operations	—	15	27	—	42

Total Current Assets	133,676	275,197	597,878	(212,650)	794,101

Property and Equipment:
At cost	—	262,223	82,877	—	345,100
Less: accumulated depreciation	—	(94,423)	(38,542)	—	(132,965)

Net property and equipment	—	167,800	44,335	—	212,135

Other Assets:
Goodwill	—	2,755,813	363,941	—	3,119,754
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,992,843	794,394	—	2,787,237
Notes receivable	1,992,857	707	22,783	(1,992,857)	23,490
Long-term marketable securities	9,985	—	101,081	—	111,066
Investments in and advances to subsidiaries	3,586,670	1,392,095	7,934	(4,986,699)	—
Other assets	105,761	3,889	4,292	(82,143)	31,799
Debt issuance costs	66,807	—	—	—	66,807

Total Assets	$5,895,756	$6,588,344	$1,936,638	$(7,274,349)	$7,146,389

Liabilities and Shareholder's Equity Current Liabilities:
Accounts payable	$1,046	$42,325	$30,100	$—	$73,471
Accrued liabilities:
Payroll and related expenses	2,185	33,687	38,513	—	74,385
Self-insured claims and related expenses	—	21,727	65,605	—	87,332
Other	51,391	41,716	65,424	(1,882)	156,649
Deferred revenue	—	138,691	311,055	—	449,746
Liabilities of discontinued operations	—	248	2,558	—	2,806
Current portion of long-term debt	141,230	27,226	106,707	(210,768)	64,395

Total Current Liabilities	195,852	305,620	619,962	(212,650)	908,784

Long-Term Debt	3,889,574	1,999,226	14,606	(1,992,857)	3,910,549
Other Long-Term Liabilities:
Deferred taxes	—	754,531	284,689	(82,143)	957,077
Intercompany payable	545,995	—	—	(545,995)	—
Liabilities of discontinued operations	—	—	4,145	—	4,145
Other long-term obligations, primarily self-insured claims	78,004	2,284	99,215	—	179,503

Total Other Long-Term Liabilities	623,999	756,815	388,049	(628,138)	1,140,725

Shareholder's Equity	1,186,331	3,526,683	914,021	(4,440,704)	1,186,331

Total Liabilities and Shareholder's Equity	$5,895,756	$6,588,344	$1,936,638	$(7,274,349)	$7,146,389

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$124,674	$15,796	$112,993	$—	$253,463

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	296,963	443,717	(34,670)	(472,537)	233,473

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(93,778)	(51,640)	—	(145,418)
Sale of equipment and other assets	—	1,710	352	—	2,062
Acquisition of The ServiceMaster Company	(2,245)	—	—	—	(2,245)
Other business acquisitions, net of cash acquired	—	(57,724)	(217)	—	(57,941)
Purchase of other intangibles	—	(2,500)	—	—	(2,500)
Notes receivable, financial investments and securities, net	22,012	—	(1,585)	—	20,427

Net Cash Provided from (Used for) Investing Activities from Continuing Operations	19,767	(152,292)	(53,090)	—	(185,615)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	5,000	—	10,000	—	15,000
Payments of debt	(32,250)	(15,325)	(13,758)	—	(61,333)
Shareholders' dividends	—	(413,197)	(59,340)	472,537	—
Debt issuance costs paid	—	—	(30)	—	(30)
Net intercompany advances	(281,986)	136,099	145,887	—	—

Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(309,236)	(292,423)	82,759	472,537	(46,363)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(4,362)	—	(4,362)

Net Cash Used for Discontinued Operations	—	—	(4,362)	—	(4,362)

Cash Increase (Decrease) During the Period	7,494	(998)	(9,363)	—	(2,867)

Cash and Cash Equivalents at End of Period	$132,168	$14,798	$103,630	$—	$250,596

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The ServiceMaster Company
Memphis, Tennessee

        We have audited the internal control over financial reporting of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 28, 2011

Quarterly Operating Results (Unaudited)

        Quarterly operating results for the last two years in revenue, gross profit, (loss) income from continuing operations, (loss) income from discontinued operations and net (loss) income are shown in the table below. As discussed in the "Interim Reporting" section in the Significant Accounting Policies, for interim accounting purposes, TruGreen LawnCare and other business segments of the Company incur pre-season advertising costs. In addition, TruGreen LawnCare incurs costs related to annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized as expense in proportion to revenue over the balance of the year. Full year results are not affected.

	2010
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating Revenue	$639,408	$1,003,062	$977,260	$746,172	$3,365,902
Gross Profit	236,888	429,481	416,024	292,377	1,374,770
(Loss) Income from Continuing Operations(1)(2)	(32,283)	12,649	5,395	208	(14,031)
(Loss) Income from Discontinued Operations, net of income taxes	(377)	(205)	(105)	159	(528)
Net (Loss) Income(1)(2)	(32,660)	12,444	5,290	367	(14,559)

	2009
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating Revenue	$645,927	$957,292	$920,514	$716,346	$3,240,079
Gross Profit	251,527	403,919	393,069	278,235	1,326,750
Income (Loss) from Continuing Operations(1)(2)(3)	712	22,392	20,904	(29,401)	14,607
Loss from Discontinued Operations, net of income taxes	(163)	(107)	(396)	(446)	(1,112)
Net Income (Loss)(1)(2)(3)	549	22,285	20,508	(29,847)	13,495

(1)
The results include (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen LawnCare, a branch optimization project at Terminix and information technology outsourcing at Other Operations and Headquarters and (ii) Merger related charges.

	2010
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pre-tax	$(3,924)	$(4,167)	$(1,690)	$(2,445)	$(12,226)
After-tax	$(2,413)	$(2,578)	$(1,040)	$(1,468)	$(7,499)

	2009
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pre-tax	$(8,777)	$(5,584)	$(8,498)	$(4,017)	$(26,876)
After-tax	$(5,397)	$(3,447)	$(4,964)	$(2,749)	$(16,557)
(2)
During the second quarter of 2010 and the fourth quarter of 2009, the Company recorded non-cash impairment charges of $46.9 million ($28.7 million, net of tax) and $28.0 million ($17.3 million, net of tax), respectively, to reduce the carrying value of goodwill and trade names as a result of the Company's interim and annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further information.

(3)
During the first quarter of 2009, the Company recorded a $46.1 million ($29.6 million, net of tax) gain on extinguishment of debt related to the completion of open market purchases of $89.0 million in face value of the Company's Permanent Notes.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Effectiveness of Disclosure Controls and Procedures.    ServiceMaster's Chief Executive Officer, J. Patrick Spainhour, and ServiceMaster's Senior Vice President and Chief Financial Officer, Steven J. Martin, have evaluated ServiceMaster's disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. ServiceMaster's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Memphis, Tennessee. Messrs. Spainhour and Martin have concluded that both the design and operation of ServiceMaster's disclosure controls and procedures were effective as of December 31, 2010.

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

        Management assessed, under the supervision and with the participation of ServiceMaster's Chief Executive Officer, J. Patrick Spainhour, and ServiceMaster's Senior Vice President and Chief Financial Officer, Steven J. Martin, the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

        Although the Company is not a "large accelerated filer" or an "accelerated filer" as those terms are defined by the SEC, and therefore not required to provide an attestation report from its independent registered public accounting firm, the Company is voluntarily providing such report. Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010. This attestation report is included in Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    No change in ServiceMaster's internal control over financial reporting occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, ServiceMaster's internal control over financial reporting.

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

Name	Age	Principal Occupation	Director Since
Kenneth A. Giuriceo	37	Principal, Clayton, Dubilier & Rice, LLC	2007
David H. Wasserman	44	Principal, Clayton, Dubilier & Rice, LLC	2007

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

        Mr. Wasserman has been with CD&R for 13 years. Prior to joining CD&R, Mr. Wasserman worked in the principal investment area at Goldman, Sachs & Co. and as a management consultant at both Monitor Company and Fidelity Capital. Mr. Wasserman serves on the Boards of Directors of Culligan Ltd., Hertz Global Holdings, Inc. and Univar Inc. and formerly served on the Boards of Directors of Covansys Corporation, Kinko's, Inc. and ICO Global Communications (Holdings) Limited. Mr. Wasserman's extensive knowledge of the capital markets, experience as a management consultant and experience as a director of other consumer-oriented service businesses with nationwide locations that are similar to ServiceMaster's business structure give him beneficial insight into the Company's capital and liquidity needs, in addition to its challenges, opportunities and operations.

EXECUTIVE OFFICERS OF SERVICEMASTER

        The names and ages of the executive officers (or persons named to become executive officers) of ServiceMaster as of March 28, 2011, together with certain biographical information, are as follows:

Name	Age	Present Positions	First Became an Officer
J. Patrick Spainhour	60	Chief Executive Officer (retiring effective March 31, 2011)	2006
Harry J. Mullany III	52	Chief Executive Officer (effective March 31, 2011)	—
Thomas G. Brackett	44	President & Chief Operating Officer, Terminix	1997
David J. Crawford	53	President & Chief Operating Officer, American Home Shield	2005
Stephen M. Donly	59	President & Chief Operating Officer, TruGreen	2009
Michael M. Isakson	57	President & Chief Operating Officer, ServiceMaster Clean, Furniture Medic and AmeriSpec; President, Merry Maids	1992
James J. Kunihiro	44	Senior Vice President-Corporate Strategy & Marketing	2008
Steven J. Martin	47	Senior Vice President & Chief Financial Officer	2000
Greerson G. McMullen	48	Senior Vice President, General Counsel, Government Affairs & Secretary	2007
Jed L. Norden	60	Senior Vice President-Human Resources	2008

        J. Patrick Spainhour has served as Chief Executive Officer of the Company since May 2006. Mr. Spainhour will be retiring from the Company effective March 31, 2011. He served as Chairman of the Company from May 2006 to June 2007. He served as Chairman and Chief Executive Officer of Ann Taylor Stores Corporation, a women's specialty retailer, from 1996 to 2005. Mr. Spainhour serves on the Board of Directors of Tupperware Brands Corporation.

        On February 22, 2011, ServiceMaster announced that Harry J. Mullany III had been elected to serve as Chief Executive Officer of ServiceMaster effective March 31, 2011. Mr. Mullany's employment with ServiceMaster commenced on February 22, 2011. From February 22nd through March 30th, Mr. Mullany is serving in a transitional role to enable the smooth transfer of executive responsibilities from Mr. Spainhour to Mr. Mullany. Most recently, Mr. Mullany was employed by Walmart U.S., a national retailer. From February 2010 until November 2010, he served as executive vice president of Walmart U.S., and president of its northern division; from 2006 until January 2010, Mr. Mullany was a senior vice president of Walmart U.S. and president of its northeast division. From 2003 to 2006, Mr. Mullany was the executive vice president and chief operating officer of the Kimmell Center, a non-profit performing arts organization in Philadelphia.

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

        Stephen M. Donly has served as President & Chief Operating Officer of TruGreen since March 2009. From November 2006 to August 2007, Mr. Donly served as Chief Executive Officer and President of Enterprise Media Networks, Inc., a technology company that specializes in software graphics for the restaurant and entertainment industries. From 2000 to 2006, Mr. Donly served as President of Aramark Uniform Services, Inc., a uniform rental company.

        Michael M. Isakson has served as President & Chief Operating Officer of ServiceMaster Clean since August 1995. He has served as President and Chief Operating Officer of Furniture Medic and AmeriSpec since January 2007 and as President of Merry Maids since January 2011.

        James J. Kunihiro has served as Senior Vice President-Corporate Strategy & Marketing since August 2008. From January 2005 to August 2008, Mr. Kunihiro worked at Culligan International Company, a water treatment company, where he served as Executive Vice President, Strategy and Marketing.

        Steven J. Martin has served as Senior Vice President & Chief Financial Officer since November 2007. He served as Senior Vice President and Chief Financial Officer of TruGreen from January 2001 to November 2007.

        Greerson G. McMullen has served as Senior Vice President and General Counsel of ServiceMaster since August 2007 overseeing its Legal; Risk Management Operations and Environmental, Health and Safety; and Government Affairs functions. He has served as Secretary of ServiceMaster since November 2007 and was given title for its Government Affairs function in March 2010. From October 2005 to May 2007, Mr. McMullen worked at CNL Hotels & Resorts, Inc., a hotel real estate investment trust, where he served as Senior Vice President, General Counsel and Secretary and Executive Vice President, General Counsel and Secretary.

        Jed L. Norden has served as Senior Vice President-Human Resources of ServiceMaster since June 2008. From August 2003 to May 2008, Mr. Norden worked at Retail Ventures, Inc., a footwear and fashion retailer, where he served as Executive Vice President and Chief Administrative Officer; Executive Vice President, Human Resources, Real Estate, Information Technology, Logistics and Construction; and Executive Vice President, Human Resources.

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

ITEM 11.    EXECUTIVE COMPENSATION

  Compensation Discussion and Analysis

        This section describes the material elements of our 2010 executive compensation program and the principles underlying our executive compensation policies and decisions. In addition, in this section we provide information regarding the compensation paid to our CEO (principal executive officer), Chief Financial Officer ("CFO") (principal financial officer) and the three most highly compensated executive officers (other than the CEO and CFO) who were serving as such as of the end of our most recent fiscal year (collectively referred to as our Named Executive Officers ("NEOs")).

Highlights

  •
  Underscoring our pay-for-performance philosophy, the NEOs with Company-wide responsibilities earned payouts for 2010 under our Annual Bonus Plan equal to 67.7 percent of the target payout. The amount earned reflects above target achievement of revenue goals and above threshold performance against the Adjusted Comparable Operating Performance goal (defined below). No payout was earned under the Annual Bonus Plan for the cash flow component as threshold performance was not achieved.

  •
  Base salaries of our NEOs were increased by percentages ranging from 2.8% to 14.3% in 2010 to better align base salary levels with competitive pay levels for similar positions in the marketplace.

  •
  The NEOs, other than Mr. Spainhour, our current CEO, were awarded RSUs, vesting over three years, to promote continuity of leadership in the senior management team after the announced retirement of Mr. Spainhour in September 2010 and to further align the long-term interests of senior management with Holdings' primary ownership group.

  •
  The Company hired Harry J. Mullany III, who commenced service with the Company on February 22, 2011 and will assume the role of CEO on March 31, 2011. Details of his compensation package are presented under the 2011 Employment Agreement with New CEO heading in this Item 11.

Objectives of Our Compensation Program

        Our compensation plans for executive officers (including the NEOs) are designed to:

  •
  Attract, motivate and retain highly qualified executives;

  •
  Reward successful performance by the executives and the Company by linking a significant portion of compensation to financial and business results;

  •
  Align our executives' long-term interests with those of Holdings' primary ownership group through meaningful direct and indirect share ownership; and

  •
  Appropriately balance long and short-term incentive compensation so that short-term performance is not emphasized at the expense of long-term value creation.

Elements of Executive Compensation, including for NEOs

        To meet these objectives, our executive compensation program for 2010 consisted of the following:

  •
  Base salary, which is intended to attract and retain highly qualified executives and to recognize individual performance by the executive;

  •
  Annual cash incentive, which is intended to motivate the executive to achieve short-term Company (and, where applicable, business unit) performance goals;

  •
  Stock, RSUs and stock options to motivate executives to achieve long-term performance goals and to provide equity ownership of Holdings to our executives to ensure goal alignment with Holdings' primary ownership group; and

  •
  Employee benefits and perquisites, which are intended to attract and retain qualified executives by ensuring that our compensation program is competitive.

        Each of these elements, discussed in more detail below, plays an integral role in our balancing of executive rewards over short- and long-term periods. We believe the design of our executive compensation program creates alignment between performance achieved and compensation rewarded and motivates achievement of both annual goals and sustainable long-term performance.

Determination of Executive Compensation

Pay Decision Process

        The Company's Board establishes the compensation of our CEO. In determining the CEO's compensation, the Board considers the following factors: (i) the operating and financial performance of the Company, (ii) the competitive market data provided by Aon Hewitt, our external compensation consultant, as presented to the Board by our Senior Vice President, Human Resources, (iii) the Board's assessment of the CEO's individual performance, and (iv) prevailing economic conditions. The CEO recommends compensation for the Company's other executive officers based on his assessment of each executive officer's individual responsibility, individual and business unit performance, overall contribution, the competitive market data provided by Aon Hewitt and prevailing economic conditions. The Board approves the compensation arrangements for each executive officer.

        We believe that our executive compensation program must be attractive to compete in the market for executive talent and must support our growth strategy. As a result of this focus, we rely on competitive pay practices and individual and business performance in determining the compensation of our executives. In making these determinations, we also consider historical individual compensation levels, historical company payout levels for annual cash incentives and the current privately held ownership structure of the Company. The executive compensation program and underlying philosophy are reviewed at least annually to determine what, if any, modifications should be considered.

        As part of our review of competitive pay practices, ServiceMaster engaged Aon Hewitt in 2010 to conduct a total market review to determine whether executive officer total compensation opportunities were competitive. Companies used for the executive compensation pay comparison included a broad group of companies similar in size to ServiceMaster. In consultation with Aon Hewitt, we developed a comparison group (the "Peer Group") consisting of more than 60 diversified or service, retail and manufacturing companies with revenues ranging from approximately one-half to two times our revenues. The decision to set that range was made on Aon Hewitt's recommendation due to our diversified business model and the comparability of compensation levels within that particular revenue range. Aon Hewitt performed a regression analysis to further refine estimated market values to reflect our revenue size. Companies in the Peer Group may change on a year-to-year basis as a result of the availability of the companies' compensation data in surveys conducted by Aon Hewitt. For 2010, the Peer Group consisted of the following companies:

Peer Group
Abercrombie & Fitch Co.	The Estee Lauder Companies Inc.	Nu Skin Enterprises, Inc.
ACCO Brands Corporation	Fiserv, Inc.	OfficeMax Incorporated
Alberto-Culver Company	Flowserve Corporation	The Pantry, Inc.
Andersen Corporation	Furniture Brands International, Inc.	PetSmart, Inc.
Anixter International Inc.	Hallmark Cards, Inorporated.	Phillips-Van Heusen Corporation
Ann Taylor Stores Corporation	Hanesbrands Inc.	Pier 1 Imports, Inc.
Aptargroup, Incorporated	Harland Clarke Holdings Corp.	Pitney Bowes Inc.
AutoZone, Inc.	Hasbro, Inc.	RadioShack Corporation
Avery Dennison Corporation	Henkel of America, Inc.	Ross Stores, Inc.
Big Lots, Inc.	Herbalife Ltd.	S.C. Johnson & Son, Inc.
Blockbuster Inc.	IMS Health Incorporated	The Scotts Miracle-Gro Company
Brink's Home Security Holdings, Inc.	Iron Mountain Incorporated	The Sherwin-Williams Company
CDW Corporation	Jarden Corporation	Sodexo Marriott Services, Inc.
Chipotle Mexican Grill, Inc.	Kohler Co.	Solo Cup Company
Church & Dwight Company	L'Oreal USA, Inc.	Steelcase Inc.
The Clorox Company	Leggett & Platt, Incorporated	Tiffany & Co.
Darden Restaurants, Inc.	Lennox International Inc.	The Timberland Company
Dick's Sporting Goods, Inc.	Luxottica Group S.p.A.	Tupperware Brands Corporation
The Dun & Bradstreet Corporation	Masco Corporation	Unisys Corporation
Dunkin' Brands Group Holdings, Inc.	Mattel, Inc.	UTI Worldwide Inc.
Elizabeth Arden, Inc.	Mead Johnson Nutrition Company	VF Corporation
Energizer Holdings, Inc.	Mohawk Industries, Inc.	Williams-Sonoma, Inc.
Equifax Inc.	Newell Rubbermaid Inc.
Essilor of America, Inc.	The Nielsen Company

        In determining 2010 executive compensation, we relied on the Peer Group data provided by Aon Hewitt in 2010 and adjusted it to mirror general market merit increases. We then evaluated base pay and annual bonuses for our executives as discussed below. Differences in total compensation generally reflect the tenure, relevant experience, expertise and performance of the individual NEO within his role.

Base Salary

        Base salaries for executive officers are reviewed annually by the Board during the Company's merit review process in February. To determine base salaries for executive officers, the Company first reviews market data and targets base salaries at the market median of the Peer Group. Base salary for each NEO is then determined by adjusting the target amount according to the NEO's experience relative to industry peers, time in his position, individual performance, future potential and leadership qualities. In 2010, when a detailed review was performed, the base salary of our CEO was 95 percent of the median of the Peer Group, the base salary for the CFO was below competitive market levels, and the base salaries for all other NEOs were within competitive ranges from the median of the Peer Group. Base salaries were increased for each NEO based on the Board's assessment of the individual's contribution to the sustained success of the Company. The salary increases ranged from 2.8% to 14.3% for the NEOs.

        The following table sets forth information regarding the base salaries for our NEOs effective April 1, 2010, except as noted below for Mr. Martin.

  2010 Salary Table

Named Executive Officer	Increase %	Base Salary
J. Patrick Spainhour	3.7%	$985,000
Steven J. Martin	14.3%	$400,000(1)
Greerson G. McMullen	4.0%	$421,200
Jed L. Norden	4.0%	$416,000
Stephen M. Donly	2.8%	$437,000

(1)
Mr. Martin's base salary was adjusted in September 2010 to better align his salary with market competitive levels. His base salary level was below the median of market base salaries, dictating a significantly higher increase as a percent of salary than other NEOs. His salary remains somewhat below the median of market salaries of the Peer Group.

Annual Bonus Plan

        To encourage our executive officers to focus on short-term Company (and, where applicable, business unit) goals and financial performance, incentives under the Annual Bonus Plan are based on the performance of the Company with respect to the following measures at both a corporate consolidated and, where applicable, a business unit level:

  •
  Adjusted Comparable Operating Performance ("ACOP"), which is calculated by making the following adjustments to Comparable Operating Performance (as defined in Item 7 of this Annual Report on Form 10-K): (i) adding back restructuring and Merger related charges; (ii) adding back management and consulting fees; (iii) adding back key executive separation charges; (iv) subtracting interest and net investment income; and (v) adjusting for other normalization items as approved by the Board, including adding back expenses related to increases in American Home Shield customer claims above historical levels and legal settlements at the business unit level, both of which were considered to be outside of current management's control for 2010;

  •
  Revenue; and

  •
  Cash Flow, which represents ACOP less capital expenditures, after adjusting for the change in net working capital.

        These performance measures were selected as the most appropriate measures upon which to determine annual bonuses because they are the primary metrics that management and the Equity Sponsors use to measure the performance of the Company from year-to-year for purposes unrelated to compensation. All of the opportunity for payment under the Annual Bonus Plan to our NEOs is based on these three performance measures.

        For executive officers holding positions within corporate headquarters functions, such as Messrs. Spainhour, Martin, McMullen and Norden, Annual Bonus Plan payments are based 100 percent on overall Company performance. For our executive officers in charge of a business unit, such as Mr. Donly, payments are based on both Company and business unit performance.

        Performance targets are established by the Board toward the beginning of each year and are based on expected performance in accordance with the Company's and, where applicable, the business unit's approved business plan for the year. In the event the Company and, where applicable, the business unit achieve the performance targets, payout under the Annual Bonus Plan would be 100 percent of a specified percentage of the executive's base salary. In the event the Company and, where applicable, the business unit do not achieve the performance targets, a lesser bonus may be earned if the Company and, where applicable, the business unit meet or exceed the threshold amounts for the performance targets, which are generally equal to the previous year's results achieved for the applicable performance measure. In the event the Company exceeds the performance targets, the amount of the bonus will increase accordingly. There is no maximum payout under the Annual Bonus Plan on the theory that we pay for performance and our executives should receive additional compensation when we exceed our performance goals. The weightings of the performance measures are reviewed and determined annually to reflect Company strategy.

        The tables below provide information regarding the 2010 Annual Bonus Plan for our NEOs, including the performance goals and the weight assigned to each, the thresholds required for minimum payout, and the payout as a percentage of the target bonus if the threshold or target performance is met. The performance goals and relative weighting reflect the Board's objective of ensuring that a substantial amount of each NEO's total compensation is tied to Company and, where applicable, business unit performance.

2010 Annual Bonus Plan Weighting, Threshold and Target Performance Goals

Named Executive Officer	Organizational Weighting	Performance Weighting	Threshold ($ in 000s)	Target ($ in 000s)	% of Target Performance for Threshold Payout	% Payout With Threshold Performance

J. Patrick Spainhour	100% ServiceMaster	50% ServiceMaster ACOP	$ 555,612	$ 595,855	93.2%	59.5%
Steven J. Martin		30% ServiceMaster Revenue	$3,235,512	$3,349,328	96.6%	79.6%
Greerson G. McMullen		20% ServiceMaster Cash Flow	$ 454,093	$ 474,285	95.7%	74.5%
Jed L. Norden

Stephen M. Donly	30% ServiceMaster	30% ServiceMaster ACOP	$ 555,612	$ 595,855	93.2%	59.5%
	70% TruGreen LawnCare	30% TruGreen LawnCare ACOP	$ 189,286	$ 214,476	88.3%	29.5%
		30% TruGreen LawnCare Revenue	$1,048,936	$1,094,085	95.9%	75.2%
		10% TruGreen LawnCare Cash Flow	$ 158,039	$ 168,919	93.6%	61.4%

        The "% of Target Performance for Threshold Payout" is equal to threshold performance (which is generally equal to the prior year's actual performance) divided by the current year's target goal. The payout levels for performance between threshold and target are based on a 6:1 ratio—for every one percent of achievement above threshold performance levels, the plan pays out six additional percentage points of the targeted payout. The Board has found the 6:1 ratio to be an effective motivator to improve over the prior year's results. The payout scale above target is a 4:1 ratio—for every one percent of achievement above target, the plan pays out an additional four percentage points of the targeted payout. The payout scale below target is based on a somewhat higher ratio to underscore the importance of achieving target performance and to provide a more material penalty for every percentage point performance is below target. The payout scale above target is increased to a 6:1 ratio for all performance measures if the plan's revenue target is achieved. This provision increasing the above target payout scale is intended to emphasize the importance of achieving the Company's revenue target in 2010.

        The 2010 Annual Bonus Plan target payout opportunity for each NEO (see table below) was based on our review of Peer Group data and the importance of the NEO's position relative to the overall financial success of the Company. The following table sets forth information regarding the 2010 performance under the Annual Bonus Plan, including the percentage of performance target attained and the percentage of target bonus earned.

2010 Annual Bonus Plan Performance

Named Executive Officer	Target % of Salary	% of SVM Target ACOP Attained	% of SVM Target Revenue Attained	% of SVM Target Cash Flow Attained	Business Unit	% of BU Target ACOP Attained	% of BU Target Revenue Attained	% of BU Target Cash Flow Attained	% of Target Bonus Earned

J. Patrick Spainhour	100.0%	95.6%	100.5%	93.3%	Corporate	N/A	N/A	N/A	67.7%

Steven J. Martin	65.0%	95.6%	100.5%	93.3%	Corporate	N/A	N/A	N/A	67.7%

Greerson G. McMullen	65.0%	95.6%	100.5%	93.3%	Corporate	N/A	N/A	N/A	67.7%

Jed L. Norden	60.0%	95.6%	100.5%	93.3%	Corporate	N/A	N/A	N/A	67.7%

Stephen M. Donly	65.0%	95.6%	N/A	N/A	TruGreen LawnCare	92.4%	100.2%	97.1%	77.0%

2010 Annual Bonus Plan Payments

        The following table sets forth information regarding the Annual Bonus Plan payments to the NEOs.

Named Executive Officer	% of Salary Paid at Target Performance	Base Salary	Actual % of Target Achieved	Total Bonus Award

J. Patrick Spainhour	100.0%	$985,000	67.7%	$666,648

Steven J. Martin	65.0%	$400,000	67.7%	$175,968

Greerson G. McMullen	65.0%	$421,200	67.7%	$185,294

Jed L. Norden	60.0%	$416,000	67.7%	$168,929

Stephen M. Donly	65.0%	$437,000	77.0%	$218,775

Discretionary Bonus

        For 2010, the Board approved the award of discretionary bonuses of $47,419 and $43,231 to Messrs. McMullen and Norden, respectively, to recognize their high levels of performance and contributions to the Company's success during 2010. These discretionary bonuses were paid in addition to payments under the Annual Bonus Plan described above. These bonuses are listed under the Bonus column in the Summary Compensation Table.

Long-Term Incentive Plan

        Our long-term equity incentive plan is designed to retain valuable executives and to align the interests of our executives with the achievement of sustainable long-term growth and performance. For 2010, our NEOs participated in the MSIP.

MSIP

        The MSIP provides certain key employees of ServiceMaster (including all of our NEOs) with the opportunity to invest in shares of Holdings' common stock and to receive matching options to purchase shares of Holdings' common stock. (For each share of common stock or DSU acquired by an NEO, Holdings granted such NEO two matching options to purchase shares of Holdings' common stock.) Unlike equity awards at publicly traded companies, these investment opportunities are not available to the general public and present an employment reward opportunity as well as a substantial risk profile. To date, our policy has been to provide this opportunity to invest and receive options at one time only, either shortly after the closing of the acquisition of ServiceMaster in 2007 or upon hire or promotion, if later. Therefore, when the stock options were granted it was intended that they would not be supplemented by subsequent annual stock option awards. Holdings could, however, also decide, from time to time, to elect to grant additional equity awards to certain key employees, including our NEOs, in order to recognize outstanding performance or otherwise as Holdings may determine is in the best interest of the Company. In 2010, Holdings amended the MSIP to allow for the award of RSUs. In connection with the amendment of the MSIP, RSUs that vest in equal installments on the first three anniversaries of the grant date were awarded to each executive officer (among others), other than Mr. Spainhour, to promote management continuity following the announcement of Mr. Spainhour's retirement. RSUs were awarded to the NEOs in the following amounts: 60,000 to Messrs. Martin, McMullen and Norden and 65,000 to Mr. Donly.

        The MSIP investment opportunities provided to any executive officer or the executive officers as a group are entirely at the discretion of Holdings. Although the investment opportunities and grants of stock options and RSUs are made to our executive officers by Holdings rather than by the Company, they are an integral part of the total rewards package provided to the executive officers. The costs of these transactions are borne by the Company and are reflected in our financial statements.

        We believe that the opportunity to purchase shares and to receive options to purchase shares and RSU awards of Holdings' stock encourages our executive officers to focus on our long-term performance, thereby aligning their interests with the interests of Holdings' primary ownership group. The purchase of shares under the MSIP allows executive officers to increase their stake in the Company's performance by putting their own financial resources at risk. Additionally, through stock option and RSU grants, the executive officers are encouraged to focus on sustained increases in stockholder value. Specifically, we believe the granting of stock options and RSUs assists the Company to:

  •
  Enhance the link between the creation of stockholder value and long-term executive incentive compensation;

  •
  Provide an opportunity for increased equity ownership by executives;

  •
  Maintain competitive levels of total compensation; and

  •
  Provide value for key executives enabling the Company to retain key leaders.

        Each of our NEOs accepted the offer to purchase Holdings' shares of common stock and has already received his shares and a grant of options to purchase additional shares. Each participating NEO purchased shares for cash and, in addition to cash purchases, Mr. McMullen elected to allocate his eligible deferred compensation to DSUs, which represent the right to receive a share of Holdings common stock on the first to occur of (i) his termination of employment, (ii) a fixed date selected by him or (iii) a change in control of Holdings.

        Apart from the matching options described above, Holdings has also granted additional standalone options to each NEO. The number of shares offered to and options granted to each NEO was determined based on position in the organization, scope of responsibility and size of business unit or function that the NEO oversees. While Holdings may, in its discretion, offer additional shares or grant additional options to our executive officers, Holdings' practice to date has been to offer each NEO only one opportunity to invest in Holdings' common stock and to receive options. The options held by the NEOs, along with the RSUs, if any, are set forth in the Outstanding Equity Awards at Fiscal Year-End (2010) table below.

Retirement Benefits

        Employees, including the NEOs, are generally eligible to participate in the ServiceMaster Profit Sharing and Retirement Plan (the "PSRP"). The PSRP is a qualified 401(k) defined contribution plan. The Company provides for a matching contribution in the PSRP where employees receive a dollar-for-dollar match on the first 1 percent of their contributions, then a $0.50-per-dollar match on the next 2 percent to 6 percent contributed. We also maintain the ServiceMaster Deferred Compensation Plan (the "DCP"), which is a non-qualified supplemental retirement plan designed to afford certain highly compensated employees (including the NEOs, executive officers and certain other employees) the opportunity to defer additional amounts of compensation on a pre-tax basis, over and above the amounts allowed under the PSRP. The DCP permits our employees to defer the obligation to pay taxes on certain elements of the compensation that they are entitled to receive. All deferred amounts under the DCP are subject to earnings or losses based on the investments selected by the individual participants. The Company believes that provision of the DCP is important as a recruitment and retention tool as many, if not all, of the companies with which the Company competes for executive talent provide a similar plan to their senior employees and the cost to the Company of providing this benefit is minimal. The Company provides no match for employee contributions under the DCP.

Employee Benefits and Executive Perquisites

        We offer a variety of health and welfare programs to all eligible employees, including the NEOs. The NEOs are eligible for the same health and welfare benefit programs on the same basis as the rest of the Company's employees, including medical and dental care coverage, life insurance coverage and short- and long-term disability.

        The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our compensation goal of enabling the Company to attract and retain superior executives for key positions. The perquisites provided to our NEOs are memberships in social and professional clubs and, for our CEO, personal use of Company aircraft and certain spousal travel. Expenses associated with relocation of newly hired executives (including income tax gross-ups on taxable relocation expense reimbursements) are paid to certain executives pursuant to our relocation policy and are based on standard market practices for executive-level relocation.

        The Company has established a policy regarding our CEO's personal use of the Company aircraft (the "Aircraft Policy"). The Aircraft Policy provides that the CEO shall reimburse the Company for personal use of the Company aircraft exceeding 50 hours annually. Any amount so reimbursed to the Company shall be applied to reduce the executive's taxable income arising from the personal use.

Post-Termination Compensation

        Holdings entered into a retirement agreement on September 8, 2010 with Mr. Spainhour following the announcement of his plan to retire from the Company. This agreement is described below under the Potential Payments Upon Termination or Change in Control heading in this Item 11. In connection with Mr. Spainhour's retirement, Holdings extended the option exercise period on 525,000 options from three months to three years following his departure date. This extension of the option exercise period was considered a stock option modification and resulted in additional stock compensation expense of $546,684.

        For 48 months beginning on his hire date (March 23, 2009), Mr. Donly will be covered under the terms of his offer letter that provides payments related to termination of employment. All of the other NEOs, except Mr. Spainhour as noted above, are covered under ServiceMaster's standard policy or practice as in effect at the time employment is terminated. The terms of these post-termination arrangements are described in detail below under the Potential Payments Upon Termination or Change in Control heading in this Item 11.

2011 Employment Agreement with New CEO

        On February 22, 2011, ServiceMaster announced that Harry J. Mullany III, had been elected to serve as CEO of ServiceMaster, succeeding Mr. Spainhour, effective March 31, 2011. Mr. Mullany's employment with ServiceMaster commenced on February 22, 2011 pursuant to an employment agreement with Holdings, dated February 16, 2011. From February 22, 2011 through March 30, 2011, Mr. Mullany is serving in a transitional role to enable the smooth transfer of executive responsibilities from Mr. Spainhour to Mr. Mullany. Under his employment agreement, Mr. Mullany will be paid an annual base salary of no less than $1 million, and will have a target annual incentive bonus opportunity of 100 percent of his base salary. For 2011, his base salary has been set at $1 million, prorated from February 22, 2011. Additionally, for the 2011 performance year, he will receive a minimum annual bonus of $500,000 and a signing bonus of $1.75 million.

        Mr. Mullany's employment agreement provides for severance of two times the sum of his base salary and his average annual bonus for the prior two years, continuation of health and certain other benefits for two years, and a pro rata bonus for the year in which he is terminated if he is terminated by Holdings without cause or resigns with good reason, as defined in the employment agreement. The severance would be paid in equal installments over a period of 24 months, and is subject to Mr. Mullany's execution of a release of claims. In all cases of termination, Mr. Mullany is subject to noncompetition and nonsolicitation provisions for two years following termination.

        In connection with his commencement of employment, Mr. Mullany purchased $1.9 million of common stock of Holdings at a price of $11 per share. At his discretion, Mr. Mullany may purchase up to an aggregate of $1.1 million of additional common stock of Holdings at its then-current fair market value over the next two years. In connection with his initial and subsequent equity investments, Mr. Mullany will be (or, in the case of his initial investment, has been) awarded RSUs and nonqualified stock options under the MSIP. He will receive (or, in the case of his initial investment, has received) RSUs worth half the aggregate fair market value, as determined under the MSIP, of his initial and subsequent investments, and these RSUs will vest at a rate of one-third per year on each of the first three anniversaries of their grant dates. Additionally, for each share of common stock he purchases in his initial and subsequent investments, he will receive (or, in the case of his initial investment, has received) nonqualified stock options to purchase five shares at an exercise price equal to the fair market value of a share of the common stock at the time of the option grant ("Matching Options"), which was $11 per share. The Matching Options vest at a rate of one-fourth per year on each of the first four anniversaries of the grant date. Finally, for each ten Matching Options that Mr. Mullany is awarded, he will also be awarded (or, in the case of his initial investment, has been awarded) one nonqualified stock option with an exercise price equal to the fair market value of a share of common stock at the time of the option grant ("Superperformance Option"). These Superperformance Options will vest before a public offering if the fair market value of the common stock as determined by the Board of Directors of Holdings is at least $25 per share, and after a public offering if the closing price of the common stock on the principal exchange on which it is traded equals or exceeds $25 per share for 20 consecutive trading days. Based on Mr. Mullany's initial equity investment, he acquired 172,727 shares of Holdings common stock and was granted 86,364 RSUs, 863,635 Matching Options, and 86,364 Superperformance Options.

        Should Mr. Mullany's employment terminate for cause, all vested and unvested options will be canceled, along with all unvested RSUs. In the case of Mr. Mullany's termination other than for cause and other than by reason of his death or disability, unvested options and RSUs will be canceled. Upon termination by reason of death or disability, Mr. Mullany's unvested Matching Options will fully vest, and any unvested Superperformance Options will be canceled. In addition, if the death or disability occurs prior to his RSUs having fully vested, a pro rata portion of the RSUs that would have vested in the year of termination will vest. Mr. Mullany will retain the right to exercise any vested options for up to 12 months following termination for death, disability, or retirement, and for 90 days following termination for all other reasons (except for termination for cause).

        Mr. Mullany's employment agreement is for a term of three years, commencing on February 22, 2011, subject to automatic one-year renewals thereafter, absent termination notice by either party. A failure by Holdings to renew the agreement will constitute a termination of Mr. Mullany's employment without cause for purposes of his severance benefits.

REPORT OF THE BOARD OF DIRECTORS

        The Company's Board of Directors has reviewed the Compensation Discussion and Analysis and discussed it with management and, based on such review and discussions, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.

Kenneth A. Giuriceo
David H. Wasserman

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)

J. Patrick Spainhour	2010	976,250	0	0	546,684	666,648	83,938	2,273,520
Chief Executive Officer	2009	950,000	0	0	0	628,865	45,527	1,624,392
	2008	950,000	0	0	0	793,136	60,686	1,803,822

Steven J. Martin	2010	364,583	0	600,000	0	175,968	8,113	1,148,664
SVP & Chief Financial	2009	350,000	0	0	0	150,596	8,575	509,171
Officer	2008	350,000	0	0	0	239,935	8,050	597,985

Greerson G. McMullen	2010	417,150	47,419	600,000	0	185,294	3,338	1,253,201
SVP & General Counsel	2009	405,000	0	0	0	174,262	4,013	583,274
	2008	405,000	0	0	0	219,782	154,986	779,768

Jed L. Norden	2010	412,000	43,231	600,000	0	168,929	8,960	1,233,120
SVP Human Resources

Stephen M. Donly	2010	434,000	0	650,000	0	218,775	8,960	1,311,735
President and COO—TG	2009	329,080	0	0	1,712,000	214,945(4)	553,517	2,809,542

(1)
The amounts in this column reflect the aggregate grant date fair value of RSUs awarded in 2010. The assumptions used in the valuation of RSU awards are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2010 included in Item 8 of this Annual Report on Form 10-K.

(2)
The amounts in this column reflect the aggregate grant date fair value of stock options granted during the specified years. The assumptions used in the valuation of option awards are disclosed in the Stock-Based Compensation footnote to the audited financial statements for the fiscal year ended December 31, 2010 included in Item 8 of this Annual Report on Form 10-K. For Mr. Spainhour, this column also includes a stock option modification completed in 2010. In September 2010, ServiceMaster announced the retirement of Mr. Spainhour with a targeted retirement date of December 31, 2010, or such later date as a successor CEO is appointed. In connection with Mr. Spainhour's retirement announcement, Holdings extended the option exercise period on 525,000 options from three months to three years following his departure date. This extension of the option exercise period was considered a stock option modification and resulted in additional stock compensation expense of $546,684.

(3)
Amounts in this column for 2010 are detailed in the All Other Compensation (2010) table below.

All Other Compensation (2010)

Named Executive Officer	Perquisites and Other Personal Benefits ($)	Company Paid Life Insurance Premiums ($)	Company Contributions to PSRP ($)(1)	Total ($)

J. Patrick Spainhour(2)	83,552	385	0	83,938

Steven J. Martin	0	385	7,728	8,113

Greerson G. McMullen	0	385	2,953	3,338

Jed L. Norden	0	385	8,575	8,960

Stephen M. Donly	0	385	8,575	8,960

  (1)
  The PSRP is the Company's tax-qualified retirement savings plan.

  (2)
  Mr. Spainhour's perquisites include personal use of the corporate aircraft ($80,315), Company-provided membership fees ($1,599) for one business and social dining club, and personal use of corporate event tickets ($1,638).

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

Grants of Plan-Based Awards (2010)

        The amount listed in the table below in the column entitled Estimated Future Payouts Under Non-Equity Incentive Plan Awards represents the potential 2010 earnings under the Annual Bonus Plan, which is a non-equity incentive plan. The threshold amount is the minimum earned amount if threshold performance is attained for all performance measures. There is no maximum in this plan. The NEOs with Company-wide responsibilities earned payouts for 2010 under our Annual Bonus Plan equal to 67.7 percent of the target payout. The amount earned reflects above target achievement of revenue goals and above threshold performance against the ACOP goal. No payout was earned under the Annual Bonus Plan for the cash flow component as threshold performance was not achieved. Mr. Donly earned a payout under the Annual Bonus Plan equal to 77.0 percent of his target payout. Additional information is discussed under Annual Bonus Plan in the Compensation Discussion and Analysis section above in this Item 11.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
					All Other Stock Awards: Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock and Option Awards
Named Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)

J. Patrick Spainhour	N/A	674,853	985,000	None	N/A
	(2)				(2)	546,684(2)

Steven J. Martin	N/A	178,134	260,000	None
	9/24/2010				60,000	600,000(3)

Greerson G. McMullen	N/A	187,575	273,780	None
	9/24/2010				60,000	600,000(3)

Jed L. Norden	N/A	171,008	249,600	None
	9/24/2010				60,000	600,000(3)

Stephen M. Donly	N/A	157,391	284,050	None
	9/24/2010				65,000	650,000(3)

(1)
Represents RSU awards granted on September 24, 2010 under the MSIP that will vest at a rate of one-third per year on each of the first three anniversaries of their grant dates.

(2)
Mr. Spainhour was granted 700,000 standalone options on December 19, 2007, of which 525,000 options have vested. The amount in the Grant Date Fair Value of Stock and Option Awards column for Mr. Spainhour reflects the incremental fair value associated with the modification of Mr. Spainhour's options in 2010. In September 2010, ServiceMaster announced the retirement of Mr. Spainhour with a targeted retirement date of December 31, 2010 or such later date as a successor CEO was appointed. In connection with Mr. Spainhour's retirement announcement, Holdings extended the option exercise period on 525,000 options from three months to three years following his retirement date. This extension of the option exercise period was considered a stock option modification and resulted in additional stock compensation expense of $546,684.

(3)
Represents RSU awards granted on September 24, 2010 under the MSIP that will vest at a rate of one-third per year on each of the first three anniversaries of their grant dates. The amounts in this column reflect the aggregate grant date fair value of RSUs awarded to the NEOs in 2010. The assumptions used in the valuation of RSU awards are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2010 included in Item 8 of this Annual Report on Form 10-K.

Employment Agreements

Employment Agreement with Mr. Spainhour

        ServiceMaster entered into an employment agreement with Mr. Spainhour to serve as our CEO effective as of June 30, 2006. The original term of the employment agreement ended on December 31, 2008; however, the agreement automatically renews each year unless terminated by ServiceMaster or Mr. Spainhour.

        The employment agreement provides Mr. Spainhour with an annual base salary of not less than $900,000. Mr. Spainhour's annual bonus target under the Annual Bonus Plan is 100 percent of his salary, or $985,000 in 2010, with no cap on payout. The actual payouts under the Annual Bonus Plan are subject to the satisfaction of performance targets established by the Board. Mr. Spainhour's base salary, target annual bonus and all other compensation are subject to approval each year by the Board.

        Holdings entered into a retirement agreement with Mr. Spainhour on September 8, 2010. Mr. Spainhour's retirement agreement provides for severance benefits equal to two times his highest annual base salary and highest annual target bonus upon his retirement. The agreement also extended the period of time to exercise his vested non-matching stock options (a total of 525,000 options) from three months to three years following his termination. Mr. Spainhour is allowed to retain a maximum of 50,000 shares of his original investment in Holdings (a total of 300,000 shares) and Holdings or CD&R investors will exercise their call right with respect to his remaining shares. Mr. Spainhour will have three months from his retirement date to exercise his vested matching options (a total of 450,000 options) and Holdings or CD&R investors will exercise their call right with respect to any shares acquired by Mr. Spainhour upon the exercise of these options. The Company will continue medical, prescription drug and life insurance for Mr. Spainhour and his dependents until his 65th birthday with expenses shared in the same proportion as prior to his retirement.

        Mr. Spainhour's severance benefits are subject to his signing a general release and observing covenants not to compete, solicit, nor disclose confidential information.

Employment Offer to Mr. McMullen, Mr. Norden and Mr. Donly

        At the time Messrs. McMullen, Norden and Donly were hired, ServiceMaster provided each with an offer letter that set forth his initial base salary and initial annual target bonus opportunity under our Annual Bonus Plan. (The actual payouts under the Annual Bonus Plan are subject to the satisfaction of performance targets established by the Board each year.) Base salary, target annual bonus and all other compensation are subject to approval each year by the Board. In addition, the offer letters provided that each would be offered a one-time future grant of stock options to be made at the first closing of a sale of shares after the date of hire. Mr. Donly received such a grant of options in 2009 as disclosed in the Summary Compensation Table; Mr. McMullen's grant was made in 2007; and Mr. Norden's grant was made in 2008.

MSIP

        There were no stock options awarded to NEOs under the MSIP in 2010. Awards of RSUs were made to each NEO, other than Mr. Spainhour, in 2010 to promote the continuity of the senior management team following the announcement of Mr. Spainhour's retirement. All stock options and RSUs currently held by the NEOs are shown in the Outstanding Equity Awards at Fiscal Year-End (2010) table below. The MSIP and an employee stock option agreement govern each option award and provide, among other things, that the options vest in equal installments over the first four years of the ten-year option term. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. The MSIP and an RSU award agreement govern each RSU award and provide, among other things, that the RSUs vest in equal annual installments over a period of three years. Holders of RSUs have no rights as a stockholder, including voting rights. Holders of RSUs are, however, entitled to dividend equivalents if a dividend is declared on Holdings common stock. For more information on the MSIP, see Compensation Discussion and Analysis—Long-Term Incentive Plan above. See Potential Payments Upon Termination or Change in Control below for information regarding the cancellation or acceleration of vesting of stock options and RSUs upon certain terminations of employment or a change in control.

Outstanding Equity Awards at Fiscal Year-End (2010)

		Option Awards(1)				Stock Awards(2)

Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)(3)

J. Patrick Spainhour	12/19/2007	975,000	325,000	$10.00	12/19/2017	0	0

Steven J. Martin	12/19/2007	206,250	68,750	$10.00	12/19/2017
	9/24/2010					60,000	$660,000

Greerson G. McMullen	12/19/2007	142,500	47,500	$10.00	12/19/2017
	9/24/2010					60,000	$660,000

Jed L. Norden	10/10/2008	100,000	100,000	$10.00	10/10/2018
	9/24/2010					60,000	$660,000

Stephen M. Donly	6/30/2009	100,000	300,000	$10.00	6/30/2019
	9/24/2010					65,000	$715,000

(1)
Represents options to purchase shares of Holdings' common stock granted under the MSIP. Options become exercisable on the basis of passage of time and continued employment over a four-year period, with one-fourth becoming exercisable on each anniversary following the date of grant.

(2)
Represents RSUs to be settled in stock granted under the MSIP. RSUs become vested and will settle on the basis of passage of time and continued employment over a three-year period, with one-third becoming vested on each anniversary following the date of grant.

(3)
Fair market value as of December 31, 2010 of $11 per share was determined by Holdings' Compensation Committee.

2010 Option Exercises and Stock Vested

        No options were exercised by an NEO in 2010, and no stock vested during 2010 as the Company granted RSU awards in 2010 that have a three year ratable vesting schedule with the first vesting date to occur in 2011.

Nonqualified Deferred Compensation Plans

        The table below sets forth information regarding the NEO's deferred compensation.

Nonqualified Deferred Compensation (2010)

Named Executive Officer	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(4)

J. Patrick Spainhour	0	0	0	0	0

Steven J. Martin	0	0	20,222	(74,959)	101,739

Greerson G. McMullen	87,131	0	76,833	0	633,194

Jed L. Norden	109,918	0	22,650	0	199,522

Stephen M. Donly	0	0	0	0	0

(1)
Amounts shown in this column for Messrs. McMullen and Norden are included in the Summary Compensation Table as 2010 Salary and Non-Equity Incentive Plan Compensation.

(2)
Matching contributions to the DCP were not made in 2010.

(3)
The amounts in this column do not represent above-market or preferential earnings and therefore are not included in the Summary Compensation Table. For Mr. McMullen, the amount in this column includes $2,503 attributable to the increase in the value of his DSUs in 2010.

(4)
Mr. McMullen elected to allocate a portion of his eligible deferred compensation to invest in 2,503 DSUs in 2007. The value of these units ($27,533) is included in the Aggregate Balance at Last FYE column. Amounts shown in this column for Mr. McMullen were included as compensation in prior years' Summary Compensation Table in an amount of $222,750 in 2008 and $109,891 in 2009.

Deferred Compensation Programs

        The DCP is a nonqualified deferred compensation plan designed to afford certain highly compensated employees the opportunity to defer up to 75 percent of their compensation on a pre-tax basis. Deferred amounts are credited with earnings or losses based on the rate of return of mutual funds selected by the participants in the DCP. The Company, in its sole discretion, may make matching contributions, based on the amounts that are deferred by employees pursuant to the DCP, but did not choose to make matching contributions for 2010. Distributions are paid at the time elected by the participant in accordance with the DCP.

        The DCP is not currently funded by the Company, and participants have an unsecured contractual commitment from the Company to pay the amounts due under the DCP. All plan assets are held in trust and are considered general assets of the Company. When such payments are due, the cash will be distributed from the DCP's trust.

        Participants in the 2007 offering under the MSIP were permitted to allocate eligible deferred compensation under the DCP to purchase DSUs, which represent the right to receive a share of Holdings common stock on the first to occur of (i) the participant's termination of employment, (ii) a fixed date selected by the participant or (iii) a change in control of Holdings. DSUs were acquired for $10 each. Mr. McMullen was the only NEO who elected to allocate a portion of his eligible deferred compensation to purchase DSUs.

Potential Payments Upon Termination or Change in Control

Severance Benefits for NEOs

        Upon a termination by the Company for cause, by the executive without good reason, or upon death or disability, we have no obligation to pay any prospective amounts or provide any benefits to our NEOs. Our obligations will consist of those obligations accrued at the date of termination, including payment of earned salary, vacation, reimbursement of expenses and obligations that may otherwise be payable in the event of death or disability. For this purpose, "cause" means a material breach by the executive of the duties and responsibilities of the executive (other than as a result of incapacity due to physical or mental illness) that is demonstrably willful and deliberate on the executive's part, committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach; or the commission by the executive of a felony or misdemeanor involving any act of fraud, embezzlement or dishonesty or any other intentional misconduct by the executive that materially and adversely affects the business affairs or reputation of the Company.

        Mr. Spainhour's retirement agreement provides for severance benefits equal to two times his highest annual base salary and highest annual target bonus upon his retirement. The severance benefits are payable over a two year period following Mr. Spainhour's retirement. The agreement also extended the period of time to exercise his vested non-matching stock options (a total of

525,000 options) from three months to three years following his retirement. Mr. Spainhour is allowed to retain a maximum of 50,000 shares of his original investment in Holdings (a total of 300,000 shares) and Holdings or CD&R investors will exercise their call right with respect to his remaining shares. Mr. Spainhour will have three months from his retirement to exercise his vested matching options (a total of 450,000 options) and Holdings or CD&R investors will exercise their call right with respect to any shares acquired by Mr. Spainhour upon the exercise of those options. The Company will continue medical, prescription drug and life insurance for Mr. Spainhour and his dependents until his 65th birthday with expenses shared in the same proportion as prior to his retirement. Mr. Spainhour's severance benefits are subject to his signing a general release and observing covenants not to compete, solicit, nor disclose confidential information.

        Mr. Donly's offer letter provides that he will be eligible for severance in the event of his termination without cause during the first 48 months of his employment with the Company (i.e., through March 22, 2013). If the Company were to terminate Mr. Donly's employment without cause during that time, he would receive the higher of (i) an amount equal to one times his base salary and (ii) severance in accordance with ServiceMaster's policy or practice in existence at the time of his termination and applicable to executives at his level within the organization.

        As officers who report directly to our CEO, Messrs. Martin, McMullen and Norden are eligible to receive severance if terminated without cause. Under ServiceMaster's practice in effect as of December 31, 2010, in the event of such termination, an amount equal to one times base salary plus target bonus for the year of termination, and, if termination occurs after June 30 of a year, a prorated portion of the bonus earned under the Annual Bonus Plan, would be payable to the terminated executive at the same time as annual bonuses are paid to other executives for the applicable year.

MSIP

        If an executive's employment is terminated by the Company for cause before there is a public offering of Holdings' common shares, all options (vested and unvested) and RSUs are immediately cancelled and Holdings and certain Equity Sponsors have the right to purchase shares owned by the executive at the lower of fair market value or the original cost of the shares to the executive.

        If an executive's employment is terminated by the Company without cause before there is a public offering of Holdings' common shares, all unvested options and RSUs immediately terminate and Holdings and certain Equity Sponsors have the right to repurchase shares owned by the executive at fair market value. If Holdings and certain Equity Sponsors choose not to exercise their repurchase rights following an involuntary termination without cause, the executive may require Holdings to repurchase the executive's shares at fair market value. Upon such a termination, the executive may exercise vested options before the first to occur of (i) the three month anniversary of the executive's termination of employment or (ii) the expiration of the options' normal term, after which date such options are cancelled. The executive's right to require Holdings to repurchase shares at fair market value does not extend to shares obtained through the exercise of options.

        If an executive terminates his employment for any reason voluntarily before there is a public offering of Holdings' common shares, all unvested options and RSUs immediately terminate and Holdings and certain Equity Sponsors have the right to purchase shares owned by the executive at fair market value. Upon such a termination, the executive may exercise vested options before the first to occur of (i) the three-month anniversary of the executive's termination of employment (one-year anniversary in the case of retirement) and (ii) the expiration of the options' normal term, after which date such options are cancelled. If the executive's voluntary termination is because of the executive's retirement and if Holdings and certain Equity Sponsors choose not to exercise their repurchase rights, the executive may require Holdings to repurchase purchased shares at fair market value. The executive's right to require Holdings to repurchase shares at fair market value does not extend to shares obtained through the exercise of options. See discussion above under Severance Benefits for NEOs for a discussion of the treatment of Mr. Spainhour's options following his retirement.

        If an executive's employment terminates by reason of death or disability before there is a public offering of the shares, Holdings and certain Equity Sponsors have the right to purchase the shares at fair market value and the executive (or his/her heirs) may require Holdings to repurchase the executive's shares at fair market value. Upon such termination, unvested options will vest and all options will remain exercisable until the first to occur of (i) the one-year anniversary of the executive's date of termination or (ii) the expiration of the options' normal term, after which date such options are cancelled. RSUs shall vest as to the number of RSUs that would have vested on the next anniversary of the grant date (assuming the executive's employment had continued through such anniversary) multiplied by a fraction, the numerator of which is the number of days elapsed since (x) the grant date, if the termination due to death or disability occurs on or prior to the first anniversary of the grant date, or (y) the most recent prior anniversary of the grant date, if the special termination (i.e., death or disability) occurs after the first anniversary of the grant date, and the denominator of which is 365.

        The stock option agreements provide that the vesting of options to purchase shares of Holdings common stock will be accelerated if Holdings experiences a change in control (as defined in the MSIP), unless Holdings' Board of Directors reasonably determines in good faith that options with substantially equivalent or better terms are substituted for the existing options. Upon a change in control, all RSUs shall become vested. A change in control means:

  •
  an acquisition by a person or group (other than the Equity Sponsors or their affiliates) of 50 percent or more of the voting power of Holdings' voting stock (other than an acquisition by Holdings or by a benefit plan of Holdings);

  •
  a change in a majority of Holdings' Board (other than by action of the incumbent Board members);

  •
  a merger, consolidation or similar transaction as a result of which Holdings' stockholders do not own more than 50 percent of the voting power of the surviving company; or

  •
  a sale, transfer or other disposition of all or substantially all of Holdings' assets to an unaffiliated third party.

Notwithstanding the forgoing, an initial public offering of Holdings common stock shall not constitute a change in control.

        The Holdings' Board of Directors also has the discretion to accelerate the vesting of options or RSUs at any time and from time to time.

Payment Upon Death, Disability, Qualifying Termination, or Change in Control as of December 31, 2010

        The following table sets forth information regarding the value of payments and other benefits payable by the Company to each of the NEOs employed by the Company as of December 31, 2010 in the event of death, disability, qualifying termination or change in control. The amounts shown do not include payments of compensation that have previously been deferred as disclosed under the Nonqualified Deferred Compensation (2010) table. Except as otherwise noted below, the amounts shown assume termination or change in control effective as of December 31, 2010 and a fair market value of Holdings common stock on December 31, 2010 of $11 per share, as determined by Holdings' Compensation Committee.

Potential Payments Upon Death, Disability, Qualifying Termination or Change in Control (2010)

Named Executive Officer	Event	Base Salary and Target Bonus ($)(1)	Payment of Current Year Bonus ($)(2)	Acceleration of Vesting of Stock Options ($)(3)	Acceleration of Vesting of RSUs ($)	Health & Welfare ($)	Total Payments ($)

J. Patrick Spainhour(4)	Death	3,940,000	985,000	325,000	0	13,000	5,263,000
	Disability	3,940,000	666,648	325,000	0	23,717	4,955,365
	Qualifying Termination	3,940,000	666,648	0	0	23,717	4,630,365
	Change in Control	0	0	325,000	0	0	325,000

Steven J. Martin	Death	0	260,000	68,750	59,070	0	387,820
	Disability	0	175,968	68,750	59,070	0	303,788
	Qualifying Termination	660,000	175,968	0	0	0	835,968
	Change in Control	0	0	68,750	660,000	0	728,750

Greerson G. McMullen	Death	0	273,780	47,500	59,070	0	380,350
	Disability	0	185,294	47,500	59,070	0	291,864
	Qualifying Termination	694,980	185,294	0	0	0	880,274
	Change in Control	0	0	47,500	660,000	0	707,500

Jed L. Norden	Death	0	249,600	100,000	59,070	0	408,670
	Disability	0	168,929	100,000	59,070	0	327,999
	Qualifying Termination	665,600	168,929	0	0	0	834,529
	Change in Control	0	0	100,000	660,000	0	760,000

Stephen M. Donly	Death	0	284,050	300,000	63,987	0	648,037
	Disability	0	218,775	300,000	63,987	0	582,762
	Qualifying Termination	721,050	218,775	0	0	0	939,825
	Change in Control	0	0	300,000	715,000	0	1,015,000

(1)
Calculations are based upon the terms previously discussed under Severance Benefits for NEOs.

(2)
Because termination is assumed to occur on the last day of the performance period for the 2010 Annual Bonus Plan, amounts shown are the same as those reflected in the Summary Compensation Table as Non-Equity Incentive Plan Compensation for the NEOs. The amounts are payable upon an involuntary termination without cause (and for Mr. Spainhour upon voluntary termination for good reason).

(3)
As noted above in the section entitled MSIP, upon a change in control, death or disability, all or portions of unvested stock options and RSUs become vested and exercisable. The value in the table was based on an estimated share value of $11 per share at December 31, 2010, and an option exercise price of $10 per share.

(4)
Payments to Mr. Spainhour for termination under the circumstances listed above are dictated by the provisions of his employment agreement, subsequent retirement agreement and the terms of the MSIP and stock option agreements. In the case of death, disability or qualifying termination, Mr. Spainhour or his estate/heirs would receive severance pay equal to two times his base salary and target annual bonus. Under the terms of the Annual Bonus Plan, in the event of his death, Mr. Spainhour's estate/heirs would receive a payment equal to his annual target bonus. If disabled, he would receive a payment equal to the actual bonus earned for the year. Under the terms of the MSIP, unvested stock options become exercisable in the event of death, disability or change in control. Mr. Spainhour will receive medical, prescription drug and life insurance benefits for himself and his dependents until the age of 65 under the terms of his retirement agreement. The amounts listed in the Health & Welfare column include the Company cost of providing medical prescription drug benefits to Mr. Spainhour"s dependents in the event of his death and medical, prescription drug and life insurance benefits for Mr. Spainhour and his dependents in the event of disability or qualifying termination.

        Other than the employment agreements with Messrs. Spainhour and Mullany, the Company does not currently offer employment agreements or change in control agreements to newly hired executive officers. The Board periodically reassesses the need to offer these types of arrangements and may decide to do so in the future.

Director Compensation

        Our directors are principals of CD&R, which is party to a consulting agreement with the Company and Holdings, pursuant to which CD&R provides Holdings and its subsidiaries with financial advisory and management consulting services in exchange for a fee. For a discussion of this agreement and other agreements between the Company, Holdings and the Equity Sponsors, see Item 13 of this Annual Report on Form 10-K. The Company does not separately compensate our directors for their service on our Board.

Board Interlocks and Insider Participation

        No member of the Company's Board was at any time during 2010 an officer or employee of ServiceMaster or any of our subsidiaries nor is any such person a former officer of ServiceMaster or any of our subsidiaries. The CEO recommends to the Board the compensation for the Company's other executive officers based on his assessment of each executive officer's individual responsibility, individual and business unit performance, overall contribution, the competitive market data provided by Aon Hewitt (as presented to the Board by our Senior Vice President of Human Resources) and prevailing economic conditions. Our directors are principals of CD&R. See Item 13 of this Annual Report on Form 10-K below for a discussion of agreements between ServiceMaster and the Equity Sponsors and their affiliates.

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

        The following table sets forth information as of March 28, 2011 with respect to the ownership of the common stock of Holdings by:

  •
  each person known to own beneficially more than five percent of the common stock of Holdings;

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

Name of Beneficial Owner	Number of Shares Owned		Percent of Class (%)
Clayton, Dubilier & Rice Fund VII, L.P. and related funds(1)	90,610,000		62.29
Citigroup Capital Partners II Employee Master Fund, L.P.(2)	5,159,226		3.55
BAS Capital Funding Corporation and related funds(3)	17,500,000		12.03
JPMorgan Chase Funding Inc.(4)	10,000,000		6.87
StepStone Group LLC managed funds (5)	19,840,774		13.64
Kenneth A. Giuriceo(6)	0		0
David H. Wasserman(6)	0		0
J. Patrick Spainhour	1,275,000	(7)	*
Steven J. Martin	256,250	(7)	*
Greerson G. McMullen	187,500	(7)	*
Jed L. Norden	150,000	(7)	*
Stephen M. Donly	200,000	(7)	*
All current directors and executive officers as a group (11 persons)(7)(8)	3,133,750		2.12

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

(2)
Represents shares held by, Citigroup Capital Partners II Employee Master Fund, L.P., affiliate of Citigroup Inc. The address for Citigroup Capital Partners II Employee Master Fund, L.P., is c/o Citi Private Equity, 388 Greenwich Street, 21st Floor, New York, NY 10013.

(3)
Represents shares held by BAS Capital Funding Corporation and BACSVM-A, LP, each an affiliate of Bank of America Corporation, and Banc of America Capital Investors V, LP, an investment fund controlled by Ridgemont Equity Partners in which Bank of America Corporation has an indirect pecuniary interest. BAS Capital Funding Corporation has the right to and may transfer shares of Holdings' common stock to one or more entities controlling, controlled by or under common control with BAS Capital Funding Corporation. The address for BAS Capital Funding Corporation and BACSVM-A, LP, is c/o BAS Capital Funding Corporation, 100 N. Tyron, Charlotte, NC 28255. The address for Banc of America Capital Investors V, LP is c/o Ridgemont Equity Partners, 150 North College Street, Suite 2500, Charlotte, NC 28202.

(4)
JPMorgan Chase Funding Inc. is an affiliate of JPMorgan Chase & Co. The address for JPMorgan Chase Funding Inc. is 270 Park Avenue, New York, NY 10017.

(5)
Represents shares held by 2007 Co-Investment Portfolio L.P., StepStone Capital Partners II Onshore, L.P., StepStone Capital Partners II Cayman Holding, L.P., and StepStone Co-Investment (ServiceMaster) LLC. The address for each of 2007 Co-Investment Portfolio L.P., StepStone Capital Partners II Onshore, L.P., StepStone Capital Partners II Cayman Holding, L.P., and StepStone Co-Investment (ServiceMaster) LLC, is c/o StepStone Group LLC, 4350 LaJolla Village Drive, Suite 800, San Diego, CA 92122.

(6)
Does not include common stock held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. Messrs. Giuriceo and Wasserman are directors of The ServiceMaster Company and Holdings and executives of Clayton, Dubilier & Rice, LLC. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. The address for Messrs. Giuriceo and Wasserman is 375 Park Avenue, New York, New York 10152.

(7)
Includes shares which the executive officers have the right to acquire prior to May 27, 2011 through the exercise of stock options as follows: Mr. Spainhour, 975,000 shares, Mr. Martin, 206,250 shares, Mr. McMullen, 142,500 shares, Mr. Norden, 100,000 shares and Mr. Donly, 100,000 shares. All executive officers as a group have the right to acquire 2,361,250 shares prior to May 27, 2011 through the exercise of stock options.

(8)
All employees of the Company as a group held 2,205,754 shares of common stock and DSUs as of December 31, 2010, constituting 1.52 percent of the total ownership of Holdings.

Equity Compensation Plan Information

        The following table contains information, as of December 31, 2010, about the amount of shares in Holdings, our indirect parent company, to be issued upon the exercise of outstanding options granted under the MSIP.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	10,336,683	$10.00	1,302,563
Equity compensation plans not approved by shareholders	—	—	—
Total	10,336,683	$10.00	1,302,563

(1)
The figures in this column reflect stock options and RSUs (735,000 granted to executive officers in 2010) granted pursuant to the MSIP. For a description of the MSIP, please refer to Item 11, "Compensation Discussion and Analysis."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

        Our Board has approved policies and procedures with respect to the review and approval of certain transactions between ServiceMaster and a "Related Person" (a "Related Person Transaction"), which we refer to as our "Related Person Transaction Policy." Pursuant to the terms of the Related Person Transaction Policy, the Board must review and decide whether to approve or ratify any Related Person Transaction. Any Related Person Transaction is required to be reported to our legal department and the legal department will determine whether it should be submitted to the Board for consideration.

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

        A "Related Person" as defined in the Related Person Transaction Policy, means any person who is, or at any time since the beginning of ServiceMaster's last fiscal year was, a director or executive officer of ServiceMaster or a nominee to become a director of ServiceMaster; any person who is known to be the beneficial owner of more than five percent of ServiceMaster's or its parent or affiliate's common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than five percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than five percent beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owner in which such person has a beneficial ownership interest of ten percent or more.

Stockholders Agreement

        Holdings has entered into a stockholders agreement (the "Stockholders Agreement") with investment funds associated with or designated by the Equity Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with certain of the Equity Sponsors to elect (or cause to be elected) all of Holdings' directors. The directors include three designees of investment funds associated with CD&R (one of whom shall serve as the chairman and each of whom is entitled to three votes), one designee of BAS, and one designee of investment funds associated with Citigroup (now a designee of StepStone), subject to adjustment in the case investment funds associated with or designated by certain of the Equity Sponsors sell more than a specified amount of their shareholdings in Holdings. The Stockholders Agreement provides for our CEO to be a director of Holdings, as well as his successor as CEO, subject to the approval of the Holdings board and Clayton, Dubilier & Rice Fund VII, L.P. (the "Lead Investor"). The Stockholders Agreement grants to investment funds associated with the Equity Sponsors special governance rights, including rights of approval over certain corporate and other transactions. The Stockholders Agreement also gives investment funds associated with the Equity Sponsors preemptive rights with respect to certain issuances of equity securities of Holdings and its subsidiaries, including ServiceMaster, subject to certain exceptions, and contains restrictions on the transfer of shares of Holdings, as well as tag-along rights and rights of first offer.

Registration Rights Agreement

        Holdings has entered into the Registration Rights Agreement with investment funds associated with or designated by the Equity Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, in the case of the Lead Investor at any time and in the case of the other Equity Sponsors at least 18 months following the initial public offering of Holdings common stock, to cause Holdings, at its own expense, to use its best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. In the event Holdings registers any of its common stock following its initial public offering, these investment funds also have the right to require Holdings to use its best efforts to include shares of common stock of Holdings held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for Holdings to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of Holdings' securities.

Consulting Agreements

        In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provided the Company with ongoing consulting and management advisory services in exchange for an annual management fee of $2.0 million. On July 30, 2009, the consulting agreement was amended and the annual management fee payable under the consulting agreement with CD&R was increased from $2.0 million to $6.25 million in order to align the fee structure with market rates. Under this agreement, the Company recorded management fees of $6.25 million for the years ended December 31, 2010 and 2009. The amended consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The amended consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R's election. Holdings will also pay to CD&R a fee for certain types of future transactions that Holdings or its subsidiaries complete. If an individual designated by CD&R serves in an executive management position, Holdings will pay CD&R an additional fee to be reasonably determined by CD&R, but not to exceed the amount of the annual fee then in effect.

        In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. The Company pays annual management fees of $0.5 million, $0.5 million and $0.25 million to Citigroup, BAS and JPMorgan, respectively. The Company recorded consulting fees relating to these agreements of $1.25 million for the years ended December 31, 2010 and 2009. On September 30, 2010, Citigroup transferred the management responsibility for, and its proprietary interests in, certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone.

Indemnification Agreements

        Holdings and ServiceMaster have entered into indemnification agreements with the Equity Sponsors and Holdings stockholders affiliated with the Equity Sponsors, pursuant to which Holdings and ServiceMaster will indemnify those Equity Sponsors, the Holdings stockholders affiliated with those Equity Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of the consulting agreement, transaction fee agreement and advisory agreements described above under "Consulting Agreements; Transaction Fee Agreement; Advisory Agreements" and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

Director Independence

        Though not formally considered by our Board because our common stock is not registered with the SEC or traded on any national securities exchange, based upon the listing standards of the NYSE, the national securities exchange upon which our common stock was traded prior to the Merger, we do not believe that either of our directors would be considered "independent" because of their relationships with CD&R. See "Consulting Agreements" above.

Debt Purchases

        Between the Merger and December 31, 2010, Holdings completed open market purchases totaling $65.0 in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. During the years ended December 31, 2010, 2009 and 2008, the Company recorded interest expense of $7.0 million, $6.9 million and $0.4 million, respectively, related to Permanent Notes held by Holdings. During the year ended December 31, 2010 and 2009, the Company made cash payments to Holdings in the amount of $7.0 million and $6.5 million, respectively. Interest accrued by the Company and payable to Holdings as of December 31, 2010 and 2009 amounted to $3.2 million.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Board selected Deloitte & Touche LLP as our independent auditors for 2010. The Board pre-approves all audit, audit-related and non-audit related services to be provided by our independent auditors.

        The following table presents, for 2010 and 2009, fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP. In accordance with the SEC's definitions and rules, "audit fees" are fees ServiceMaster paid Deloitte & Touche LLP for professional services for the audit of ServiceMaster's Consolidated Financial Statements included in ServiceMaster's Annual Report on Form 10-K, review of the financial statements included in ServiceMaster's quarterly reports on Form 10-Q and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of ServiceMaster's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any products and services provided by Deloitte & Touche LLP not included in the first three categories.

	2010	2009
(1) Audit Fees	$3,060,050	$2,675,160
(2) Audit-Related Fees(a)	$44,000	$44,000
(3) Tax Fees(b)	$232,548	$238,865
(4) All Other Fees(c)	$100,000	$166,553

(a)
Principally represents fees paid in connection with the audits of the employee benefit plan.

(b)
Includes $130,707 and $142,173 related to services rendered in connection with tax compliance and tax return preparation fees for 2010 and 2009, respectively.

(c)
Principally represents fees paid in connection with due diligence services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Schedules and Exhibits.

1.
Financial Statements

  Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Financial Position as of December 31, 2010 and 2009 contained in Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 contained in Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 contained in Item 8 of this Annual Report on Form 10-K.

  Consolidated Statements of Shareholder's Equity for the years ended December 31, 2010, 2009 and 2008 contained in Item 8 of this Annual Report on Form 10-K.

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
Financial Statements Schedules

        The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

  Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

  Schedule II—Valuation and Qualifying Accounts

3.
Exhibits

        The exhibits filed with this report are listed on pages 149-153 (the "Exhibit Index"). Entries marked by an asterisk next to the exhibit's number identify management compensatory plans, contracts or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SERVICEMASTER COMPANY
Date: March 28, 2011	By	/s/ J. PATRICK SPAINHOUR J. Patrick Spainhour Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. PATRICK SPAINHOUR J. Patrick Spainhour	Chief Executive Officer (Principal Executive Officer)	March 28, 2011
/s/ STEVEN J. MARTIN Steven J. Martin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2011
/s/ DAVID W. MARTIN David W. Martin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2011
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director	March 28, 2011
/s/ DAVID H. WASSERMAN David H. Wasserman	Director	March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The ServiceMaster Company
Memphis, Tennessee

        We have audited the consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2010, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated March 28, 2011 such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 28, 2011

SCHEDULE II
THE SERVICEMASTER COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2010
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$18,063	$52,761	$55,324	$15,500
Notes receivable	2,251	923	845	2,329
Income tax valuation allowance	15,479	48	90	15,437
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2009
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$19,328	$43,040	$44,305	$18,063
Notes receivable	1,810	640	199	2,251
Income tax valuation allowance	16,874	822	2,217	15,479
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2008
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$19,420	$36,852	$36,944	$19,328
Notes receivable	1,574	430	194	1,810
Income tax valuation allowance	9,031	8,865	1,022	16,874

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
4.2
First Supplemental Indenture dated as of August 15, 1997 between the Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-14762).
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

10.1	Term Loan Credit Agreement, dated as of July 24, 2007, among CDRSVM Acquisition Co., Inc., certain other Loan Parties (as defined therein), the lenders party thereto, and Citibank, N.A., as administrative agent (in such capacity, the "Term Loan Administrative Agent") and collateral agent (in such capacity, the "Term Loan Collateral Agent") and letter of credit facility issuing bank and JPMorgan Chase Bank, N.A., as syndication agent is incorporated by reference to Exhibit 10.1 to the 2007 8-K.
10.2	Term Loan Assumption Agreement, dated as of July 24, 2007, between CDRSVM Acquisition Co., Inc. and the Company is incorporated by reference to Exhibit 10.2 to the 2007 8-K.
10.3
Term Loan Amendment Letter, dated as of July 30, 2007, among the Company, the Commitment Letter Lenders and Joint Lead Arrangers (each as defined therein) parties thereto, and the other parties thereto is incorporated by reference to Exhibit 10.5 to the 2007 8-K.
10.4	Term Loan Assumption Agreement dated as of August 13, 2008, made by TruGreen LandCare in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.32 to the registrant's 2009 S-1.
10.5	Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.33 to the registrant's 2009 S-1.
10.6	Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.34 to the registrant's 2009 S-1.
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
10.9
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
10.10	Revolving Credit Assumption Agreement, dated as of August 13, 2008, made by TruGreen LandCare in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.35 to the registrant's 2009 S-1.
10.11
Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.36 to the registrant's 2009 S-1.
10.12
Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.37 to the registrant's 2009 S-1.

10.13	†	Amendment No. 1 to Revolving Credit Agreement, dated as of February 2, 2011, among the Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent.
10.14
Intercreditor Agreement, dated as of July 24, 2007, between the Revolving Administrative Agent and Revolving Collateral Agent and the Term Loan Administrative Agent and Term Loan Collateral Agent is incorporated by reference to Exhibit 10.15 to the 2007 8-K.
10.15
Guarantee and Collateral Agreement, dated as of July 24, 2007, made by the Company and the other Granting Parties (as defined therein), in favor of the Revolving Collateral Agent and the Revolving Administrative Agent is incorporated by reference to Exhibit 10.7 to the 2007 8-K.
10.16
Security Agreement, dated as of July 24, 2007, made by the Company and ServiceMaster Consumer Services Limited Partnership, in favor of the Revolving Collateral Agent and Revolving Administrative Agent is incorporated by reference to Exhibit 10.8 to the 2007 8-K.
10.17
Amended and Restated Consulting Agreement, dated as of November 23, 2009, among the Company; ServiceMaster Global Holdings, Inc. ("Holdings"); and Clayton, Dubilier & Rice, LLC is incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No 001-14762 (the "2009 10-K")).
10.18
Form of Consulting Agreement entered into among the Company; Holdings; Citigroup Alternative Investments LLC (assigned to StepStone Group LLC in 2010); BAS Capital Funding Corporation; and JPMorgan Chase is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-14762).
10.19
Amended and Restated Indemnification Agreement, dated as of November 23, 2009, among the Company; Holdings; Clayton, Dubilier & Rice, Inc.; Clayton, Dubilier & Rice Fund VII, L.P.; Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P.; CDR SVM Co-Investor L.P.; CD&R Parallel Fund VII, L.P.; Clayton, Dubilier & Rice, LLC; and Clayton, Dubilier & Rice Holdings, L.P is incorporated by reference to Exhibit 10.11 to the 2009 10-K.
10.20
Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and Banc of America Capital Investors V, L.P., BAS Capital Funding Corporation, BACSVM, L.P., Banc of America Strategic Investments Corporation, Banc of America Capital Management V, L.P., BACM I GP, LLC and BA Equity Co-Invest GP LLC is incorporated by reference to Exhibit 10.12 to the 2009 10-K.
10.21
Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and Citigroup Capital Partners II 2007 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holdings, L.P., CPE Co-Investment (ServiceMaster) LLC and Citigroup Private Equity LP is incorporated by reference to Exhibit 10.13 to the 2009 10-K.
10.22
Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and JP Morgan Chase Funding, Inc is incorporated by reference to Exhibit 10.14 to the 2009 10-K.

10.23	*	Annual Bonus Plan is incorporated by reference to Exhibit C to the April 16, 2003 Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders held May 21, 2003 (File No. 001-14762).
10.24	*
ServiceMaster Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 14, 2005 (File No. 001-14762).
10.25	*
Employment Agreement dated August 16, 2006, effective as of June 30, 2006, between the Company and J. Patrick Spainhour is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated August 15, 2006 (File No. 001-14762).
10.26	*
Letter Agreement with J. Patrick Spainhour, executed on September 8, 2010, related to calculation of Mr. Spainhour's benefits upon retirement is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-14762).
10.27	*
Employment Agreement dated as of February 16, 2011, by and between Harry J. Mullany III and Holdings is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 22, 2011 (File No. 001-14762 (the "2011 8-K")).
10.28	*	Amended and Restated Offer of Employment letter, dated March 24, 2010, between the Company and Steve Donly is incorporated by reference to Exhibit 10.34 to the 2009 10-K.
10.29	*	Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of February 16, 2011 (the "MSIP"), is incorporated by reference to Exhibit 10.6 to the 2011 8-K.
10.30	*
Form of Employee Stock Subscription Agreement under the MSIP is incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14762 (the "2007 10-K")).
10.31	*	Form of Employee Stock Option Agreement under the MSIP is incorporated by reference to Exhibit 10.32 to the 2007 10-K.
10.32	*	Form of Employee Deferred Share Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.33 to the 2007 10-K.
10.33	*	Form of Participation Agreement under the MSIP is incorporated by reference to Exhibit 10.34 to the 2007 10-K.
10.34	*
Form of Employee Stock Subscription Agreement under the MSIP related to stock option exercises is incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-14762).
10.35	*
Form of Employee Restricted Stock Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-14762).
10.36	*	Form of Employee Stock Subscription Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.2 to the 2011 8-K.
10.37	*	Form of Employee Restricted Stock Unit Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.3 to the 2011 8-K.
10.38	*	Form of Employee (Superperformance) Stock Option Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.4 to the 2011 8-K.

10.39	*	Form of Employee Stock Option Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.5 to the 2011 8-K.
10.40	†
First Amended and Restated Master Services Agreement, dated November 1, 2010, by and between ServiceMaster Consumer Services, L.P., and International Business Machines Corporation including the First Amended and Restated Transaction Document No. 1 thereunder and all related exhibits and schedules (portions omitted pursuant to registrant's request for confidential treatment filed with the Securities and Exchange Commission).
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