Form 10-Q
period 2011-03-31
SERVICEMASTER CO
filed 2011-05-16
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At May 16, 2011, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

The ServiceMaster Company is not required to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and is doing so on a voluntary basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Operating Revenue	$614,671	$580,608

Operating Costs and Expenses:
Cost of services rendered and products sold	370,569	354,479
Selling and administrative expenses	191,305	178,120
Amortization expense	26,363	39,663
Restructuring and Merger related charges	2,589	3,353
Total operating costs and expenses	590,826	575,615

Operating Income	23,845	4,993

Non-operating Expense (Income):
Interest expense	68,515	72,670
Interest and net investment income	(2,193)	(2,502)
Other expense	175	171

Loss from Continuing Operations before Income Taxes	(42,652)	(65,346)
Benefit for income taxes	(17,357)	(30,891)

Loss from Continuing Operations	(25,295)	(34,455)

(Loss) income from discontinued operations, net of income taxes	(21,101)	1,795
Net Loss	$(46,396)	$(32,660)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position

(In thousands, except share data)

	As of March 31, 2011	As of December 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$201,226	$252,698
Marketable securities	31,844	30,406
Receivables, less allowance of $17,888 and $16,709, respectively	350,232	352,094
Inventories	58,846	54,732
Prepaid expenses and other assets	102,907	40,864
Deferred customer acquisition costs	54,922	34,377
Deferred taxes	2,283	11,558
Assets of discontinued operations	47,936	51,004
Total Current Assets	850,196	827,733
Property and Equipment:
At cost	466,653	440,049
Less: accumulated depreciation	(188,906)	(173,151)
Net property and equipment	277,747	266,898

Other Assets:
Goodwill	3,133,340	3,125,293
Intangible assets, primarily trade names, service marks and trademarks, net	2,629,573	2,653,511
Notes receivable	21,359	22,550
Long-term marketable securities	110,150	110,177
Other assets	7,987	7,164
Debt issuance costs	49,077	52,366
Assets of discontinued operations	—	32,398
Total Assets	$7,079,429	$7,098,090

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$94,757	$72,645
Accrued liabilities:
Payroll and related expenses	77,939	85,647
Self-insured claims and related expenses	76,161	81,278
Accrued interest payable	34,028	69,645
Other	84,153	83,114
Deferred revenue	532,127	449,647
Liabilities of discontinued operations	15,017	16,300
Current portion of long-term debt	58,053	49,412
Total Current Liabilities	972,235	907,688

Long-Term Debt	3,883,666	3,899,075

Other Long-Term Liabilities:
Deferred taxes	904,714	934,971
Liabilities of discontinued operations	4,063	4,848
Other long-term obligations	160,037	163,981
Total Other Long-Term Liabilities	1,068,814	1,103,800

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,458,266	1,455,881
Retained deficit	(297,379)	(250,983)
Accumulated other comprehensive loss	(6,173)	(17,371)
Total Shareholder’s Equity	1,154,714	1,187,527
Total Liabilities and Shareholder’s Equity	$7,079,429	$7,098,090

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Cash and Cash Equivalents at Beginning of Period	$252,698	$255,356

Cash Flows from Operating Activities from Continuing Operations:
Net Loss	(46,396)	(32,660)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss (income) from discontinued operations	21,101	(1,795)
Depreciation expense	16,800	13,799
Amortization expense	26,363	39,663
Amortization of debt issuance costs	3,515	3,650
Deferred income tax benefit	(12,258)	(16,971)
Stock-based compensation expense	2,385	2,158
Restructuring and Merger related charges	2,589	3,353
Cash payments related to restructuring charges	(1,258)	(3,885)
Change in working capital, net of acquisitions:
Current income taxes	(6,421)	(17,048)
Receivables	(270)	(228)
Inventories and other current assets	(74,099)	(77,228)
Accounts payable	19,625	15,330
Deferred revenue	82,187	66,773
Accrued liabilities	(44,493)	(30,769)
Other, net	1,362	3,176
Net Cash Used for Operating Activities from Continuing Operations	(9,268)	(32,682)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(25,427)	(7,819)
Sale of equipment and other assets	337	540
Acquisition of The ServiceMaster Company	(32)	(156)
Other business acquisitions, net of cash acquired	(7,760)	(8,363)
Notes receivable, financial investments and securities, net	2,933	(1,921)
Net Cash Used for Investing Activities from Continuing Operations	(29,949)	(17,719)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	10,000
Payments of debt	(10,242)	(11,532)
Debt issuance costs paid	(226)	(30)
Net Cash Used for Financing Activities from Continuing Operations	(10,468)	(1,562)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(1,074)	2,343
Cash used for investing activities	(713)	(1,030)
Net Cash (Used for) Provided from Discontinued Operations	(1,787)	1,313

Cash Decrease During the Period	(51,472)	(50,650)

Cash and Cash Equivalents at End of Period	$201,226	$204,706

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The ServiceMaster Company (“ServiceMaster,” the “Company,” “we,” “us” or “our”) is a national company serving both residential and commercial customers. ServiceMaster’s services include lawn care, termite and pest control, home service contracts, cleaning and disaster restoration, house cleaning, furniture repair and home inspection. ServiceMaster provides these services through a network of company-owned locations and franchise licenses operating primarily under the following leading brands: TruGreen, Terminix, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec.

On July 24, 2007 (the “Closing Date”), ServiceMaster was acquired pursuant to a merger transaction (the “Merger”), and, immediately following the completion of the Merger, all of the outstanding common stock of ServiceMaster Global Holdings, Inc. (“Holdings”), the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, Inc. (now operated as Clayton, Dubilier & Rice, LLC, “CD&R”), Citigroup Private Equity LP (together with its affiliate, Citigroup Alternative Investments LLC, “Citigroup”), BAS Capital Funding Corporation (“BAS”) and J.P. Morgan Ventures Corporation (now known as JPMorgan Chase Funding Inc., “JPMorgan”). On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone Group LLC (“StepStone” and collectively with CD&R, Citigroup, BAS and JPMorgan, the “Equity Sponsors”) and its proprietary interests in such investment funds to Lexington Partners Advisors LP.

The condensed consolidated financial statements include the accounts of ServiceMaster and its subsidiary partnerships, limited liability companies and corporations. All ServiceMaster subsidiaries are wholly owned. ServiceMaster is organized into five principal reportable segments: TruGreen, Terminix, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters. Intercompany transactions and balances have been eliminated.

In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. The financial results, as well as the assets and liabilities, of the TruGreen LandCare business are reported in discontinued operations for all periods presented.

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

Equity contributions totaling $1,431.1 million, together with (i) borrowings under a $1,150.0 million senior unsecured interim loan facility (the “Interim Loan Facility”), (ii) borrowings under a $2,650.0 million senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a $150.0 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”)  were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under, a senior secured revolving credit facility (the “Revolving Credit Facility”).

The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one-to-one basis into 10.75% senior notes maturing in 2015 (the “Permanent Notes”). The Permanent Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the Permanent Notes, ServiceMaster entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the Permanent Notes, which was declared effective on January 16, 2009.  ServiceMaster deregistered the Permanent Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated, on November 19, 2009.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. The following selected accounting policies should be read in conjunction with that Annual Report on Form 10-K.

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

The Company has franchise agreements in its TruGreen, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $16.4 million and $15.3 million for the three months ended March 31, 2011 and 2010, respectively, and consolidated operating income from continuing operations was $23.8 million and $5.0 million for the three months ended March 31, 2011 and 2010, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $532.1 million and $449.6 million of deferred revenue as of March 31, 2011 and December 31, 2010, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed primarily in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These pre-season costs are deferred and recognized approximately in proportion to revenue over the balance of the year and are not deferred beyond the calendar year-end.

The cost of direct-response advertising at Terminix and TruGreen, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits.

The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC presented the significant areas requiring the use of management estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Note 3. Restructuring and Merger Related Charges

The Company incurred restructuring and Merger related charges of $2.6 million ($1.6 million, net of tax) and $3.4 million ($2.4 million, net of tax) for the three months ended March 31, 2011 and 2010, respectively. Restructuring and Merger related charges were comprised of the following:

	Three months ended March 31,
(In thousands)	2011	2010
TruGreen reorganization and restructuring(1)	$—	$3,023
Terminix branch optimization(2)	2,540	—
Merger related charges(3)	32	131
Other	17	199
Total restructuring and Merger related charges	$2,589	$3,353

(1)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended March 31, 2010, these costs included consulting fees of $1.9 million and severance, lease termination and other costs of $1.1 million.

(2)                                 Represents restructuring charges related to a branch optimization project. For the three months ended March 31, 2011, these costs included lease termination and severance costs of $2.4 million and $0.1 million, respectively.

(3)                                 Includes legal fees, legal settlements and other costs associated with the Merger.

The pretax charges discussed above are reported in Restructuring and Merger related charges in the condensed consolidated statements of operations.

A reconciliation of the beginning and ending balances of accrued restructuring and Merger related charges, which are included in Accrued liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Restructuring and Merger Related Charges
Balance as of December 31, 2010	$3,542
Costs incurred	2,589
Costs paid or otherwise settled	(1,681)
Balance as of March 31, 2011	$4,450

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of March 31, 2011, the Company’s residual value guarantees related to the leased assets totaled $48.1 million for which the Company has recorded a liability for the estimated fair value of these guarantees of $1.0 million in the condensed consolidated statements of financial position.

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance policies from third party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. As of March 31, 2011 and December 31, 2010, the Company had accrued self-insured claims of $125.0 million and $121.7 million, respectively, which are included in Accrued liabilities — Self-insured claims and related expenses and Other Long-Term Liabilities on the condensed consolidated statements of financial position. During the three months ended March 31, 2011 and

2010, the Company recorded provisions for uninsured claims totaling $11.0 million and $9.6 million, respectively, and the Company paid claims totaling $7.7 million and $7.1 million, respectively. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective and class action basis, regulatory, insured and uninsured employment, general and commercial liability, wage and hour and environmental proceedings. Additionally, the Company has entered into settlement agreements in certain cases, including putative collective and class actions, which are subject to court approval. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

Note 5. Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations in the three months ended March 31, 2011 and 2010, respectively. See Note 12 for a discussion of the impairment recorded in (loss) income from discontinued operations, net of income taxes as a result of the Company’s decision to sell its TruGreen LandCare business unit. This impairment included $4.6 million related to the TruGreen LandCare trade name.

During the three months ended March 31, 2011, the increase in goodwill and other intangible assets related primarily to tuck-in acquisitions completed throughout the period by TruGreen, Terminix and Merry Maids.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance as of December 31, 2010	$1,191,071	$1,397,414	$347,783	$135,894	$53,131	$3,125,293
Acquisitions	416	7,367	—	—	—	7,783
Other(1)	258	(124)	(51)	173	8	264
Balance as of March 31, 2011	$1,191,745	$1,404,657	$347,732	$136,067	$53,139	$3,133,340

(1)                                 Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

There were no accumulated impairment losses as of March 31, 2011.

The table below summarizes the other intangible asset balances for continuing operations:

	As of March 31, 2011			As of December 31, 2010
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,370,200	$—	$2,370,200	$2,370,200	$—	$2,370,200
Customer relationships	670,975	(486,501)	184,474	668,649	(464,056)	204,593
Franchise agreements	88,000	(37,055)	50,945	88,000	(35,272)	52,728
Other	55,115	(31,161)	23,954	55,024	(29,034)	25,990
Total	$3,184,290	$(554,717)	$2,629,573	$3,181,873	$(528,362)	$2,653,511

(1)                                Not subject to amortization.

Note 6. Stock-Based Compensation

For the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $2.4 million ($1.5 million, net of tax) and $2.2 million ($1.3 million, net of tax), respectively. As of March 31, 2011, there was $17.2 million of total unrecognized compensation cost related to non-vested stock options and restricted share units granted by Holdings under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.3 years.

In February 2011, the Board of Directors and stockholders of Holdings adopted an amendment to the MSIP.  The amendment increased the number of shares of Holdings’ common stock available for issuance under the MSIP by 750,000 shares, from 13,845,000 to 14,595,000 shares.

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 is presented in the following table:

	Three months ended March 31,
(In thousands)	2011	2010
Cash paid for or (received from):
Interest expense	$99,590	$102,995
Interest and dividend income	(1,155)	(1,327)
Income taxes, net of refunds	2,025	3,856

Note 8. Comprehensive Income

Total comprehensive loss was $35.2 million and $31.8 million for the three months ended March 31, 2011 and 2010, respectively. Total comprehensive loss primarily includes net loss, unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation.

Note 9. Receivable Sales

The Company has an accounts receivable securitization arrangement under which TruGreen and Terminix may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of March 31, 2011, the amount of eligible receivables was approximately $29.3 million.

During the three months ended March 31, 2011, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of March 31, 2011 and December 31, 2010, the Company had $10.0 million outstanding under the arrangement and, as of March 31, 2011, had $19.3 million of remaining capacity available under the trade accounts receivable securitization arrangement.

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

The Company has recorded its obligation to repay the third party for its interest in the pool of receivables as long-term debt in the condensed consolidated financial statements. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the third party Purchaser’s pooled commercial paper rate (0.28% as of March 31, 2011). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012, the final termination date of the arrangement.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of March 31, 2011 and December 31, 2010, the Company’s investments consist primarily of domestic publicly traded debt and certificates of deposit totaling $101.2 million and $100.9 million, respectively, and common equity securities of $40.8 million and $39.7 million, respectively.

The aggregate market value of the Company’s short- and long-term investments in debt and equity securities was $142.0 million and $140.6 million, and the aggregate cost basis was $133.9 million and $133.0 million as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, $283.7 million and $242.2 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
(In thousands)	2011	2010
Gross realized gains, pre-tax	$507	$499
Gross realized gains, net of tax	309	307
Gross realized losses, pre-tax	(15)	(1)
Gross realized losses, net of tax	(9)	—

The table below summarizes unrealized gains and losses in the investment portfolio.

(In thousands)	As of March 31, 2011	As of December 31, 2010
Unrealized gains	$10,219	$9,621
Unrealized losses	(2,164)	(1,995)
Portion of unrealized losses which had been in a loss position for more than one year	(169)	(109)
Aggregate fair value of the investments with unrealized losses	18,629	18,535

Note 11. Long-Term Debt

Long-term debt as of March 31, 2011 and December 31, 2010 is summarized in the following table:

(In thousands)	As of March 31, 2011	As of December 31, 2010
Senior secured term loan facility maturing in 2014	$2,550,625	$2,557,250
10.75% senior notes maturing in 2015	1,061,000	1,061,000
Revolving credit facility maturing in 2014	—	—
7.10% notes maturing in 2018(1)	66,031	65,549
7.45% notes maturing in 2027(1)	151,222	150,555
7.25% notes maturing in 2038(1)	60,835	60,633
Other	52,006	53,500
Less current portion	(58,053)	(49,412)
Total long-term debt	$3,883,666	$3,899,075

(1)                                The increase in the balance from December 31, 2010 to March 31, 2011 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

On February 2, 2011, ServiceMaster entered into an amendment to its Revolving Credit Facility, which provides for senior secured revolving loans and stand-by and other letters of credit. Prior to the amendment, the facility was scheduled to mature on July 24, 2013 and provided for maximum borrowing capacity of $500.0 million with outstanding letters of credit limited to $75.0 million. The Company desired to extend the maturity date of the facility by one year and, as an inducement for such extension, offered to allow any lenders in the syndicate group that were willing to extend the maturity date by one year a 20 percent reduction of such lender’s loan commitment. As a result of the amendment, the Company will have available borrowing capacity under its amended Revolving Credit Facility of $442.5 million through July 24, 2013 and will have available borrowing capacity of $229.6 million from July 25, 2013 through July 24, 2014. The Company will continue to have access to letters of credit up to $75.0 million through July 24, 2014.

Note 12. Discontinued Operations

In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in (loss) income from discontinued operations, net of income taxes in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards.

The carrying amounts of the major classes of assets and liabilities for TruGreen LandCare are presented below.

(In thousands)	As of March 31, 2011	As of December 31, 2010
Assets:
Receivables, net	$29,002	$27,732
Inventories and other current assets	18,924	23,245
Total Current Assets	47,926	50,977
Net property and equipment	—	22,498
Goodwill and intangible assets, net	—	9,899
Total Assets	$47,926	$83,374
Liabilities:
Current liabilities	$15,860	$15,495
Long-term liabilities	983	1,951
Total Liabilities	$16,843	$17,446

(Loss) income from discontinued operations, net of income taxes for all periods presented includes the operating results of TruGreen LandCare and the previously sold businesses noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The operating results of discontinued operations are as follows:

	Three months ended March 31,
(In thousands)	2011	2010
Operating Results:
Operating revenue	$56,301	$58,800

Impairment charge, net of taxes	(21,049)	—
Operating (loss) income	(63)	3,036
Interest expense	12	11
(Benefit) provision for income taxes	(23)	1,230
(Loss) income from discontinued operations, net of income taxes	$(21,101)	$1,795

The table below summarizes the activity for the three months ended March 31, 2011 for the remaining liabilities from operations that were discontinued in years prior to 2011. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2010	Cash Payments or Other	Expense/ (Income)	As of March 31, 2011
Remaining liabilities of discontinued operations:
ARS/AMS	$219	$(162)	$152	$209
LandCare Construction	656	(710)	54	—
LandCare utility line clearing business	771	(771)	—	—
Certified Systems, Inc. and other	1,905	(14)	—	1,891
InStar	149	(12)	—	137
Total liabilities of discontinued operations	$3,700	$(1,669)	$206	$2,237

Note 13. Income Taxes

The effective tax rates for the three months ending March 31, 2011 and 2010 are 40.7 percent and 47.3 percent, respectively. As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The change in the effective tax rate is primarily attributable to a decrease in the amount of tax reserves the Company released in the first quarter of 2011 compared to 2010.

As of March 31, 2011 and December 31, 2010, the Company had $11.6 million and $13.7 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $5.6 million during the next 12 months.

Note 14. Business Segment Reporting

The business of the Company is conducted through five reportable segments: TruGreen, Terminix, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn care services. The Terminix segment provides termite and pest control services to residential and commercial customers. The American Home Shield segment provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other home systems and appliances. The ServiceMaster Clean segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of Merry Maids, which provides house cleaning services. The Other Operations and Headquarters segment also includes The ServiceMaster Acceptance Company Limited Partnership

(“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

Segment information for continuing operations is presented below.

	Three months ended March 31,
(In thousands)	2011	2010
Operating Revenue:
TruGreen	$136,261	$124,082
Terminix	284,156	270,917
American Home Shield	140,932	133,205
ServiceMaster Clean	32,832	32,262
Other Operations and Headquarters	20,490	20,142
Total Operating Revenue	$614,671	$580,608
Operating (Loss) Income:(1),(2)
TruGreen	$(19,760)	$(39,088)
Terminix	51,381	52,980
American Home Shield	13,157	7,108
ServiceMaster Clean	12,733	12,672
Other Operations and Headquarters	(33,666)	(28,679)
Total Operating Income	$23,845	$4,993

(1)                                 Presented below is a reconciliation of segment operating income to loss from continuing operations before income taxes.

	Three months ended March 31,
(In thousands)	2011	2010
Total Segment Operating Income	$23,845	$4,993
Non-operating Expense (Income):
Interest expense	68,515	72,670
Interest and net investment income	(2,193)	(2,502)
Other expense	175	171
Loss from Continuing Operations before Income Taxes	$(42,652)	$(65,346)

(2)                                 Includes (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen and a branch optimization project at Terminix and (ii) Merger related charges. Presented below is a summary of restructuring and Merger related (credits) charges by segment:

	Three months ended March 31,
(In thousands)	2011	2010
Restructuring and Merger related (credits) charges:
TruGreen	$(3)	$3,023
Terminix	2,540	46
American Home Shield	—	(127)
ServiceMaster Clean	20	—
Other Operations and Headquarters	32	411
Total restructuring and Merger related charges	$2,589	$3,353

Note 15. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees of $1.6 million for the three months ended March 31, 2011 and 2010. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R’s election.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and its proprietary interests in such investment funds to Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. The Company pays annual management fees of $0.5 million, $0.5 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $0.3 million for the three months ended March 31, 2011 and 2010.

Between the Merger and March 31, 2011, Holdings completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $1.7 million for the three months ended March 31, 2011 and 2010 related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $3.5 million during the three months ended March 31, 2011 and 2010. Interest accrued by the Company and payable to Holdings as of March 31, 2011 and December 31, 2010 amounted to $1.5 million and $3.2 million, respectively.

Note 16. Newly Issued Accounting Statements and Positions

In September 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This standard amends the criteria for separating consideration received for products or services in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that total arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011).  The Company adopted the required provisions of this standard during the first quarter of 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Note 17. Fair Value of Financial Instruments

The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated other comprehensive loss on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations if the decline in value is other than temporary. The carrying amount of total debt was $3,941.7 million and $3,948.5 million and the estimated fair value was $3,983.5 million and $3,957.7 million as of March 31, 2011 and December 31, 2010, respectively. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2011 and December 31, 2010.

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

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value for the periods presented are as follows:

		As of March 31, 2011				As of December 31, 2010
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$11,659	$11,659	$—	$—	$10,859	$10,859
Investments in marketable securities	Marketable securities and Long-term marketable securities	130,335	47,187	83,148	—	129,724	129,724
Fuel swap contracts:
Current	Prepaid expenses and other assets	11,993	—	—	11,993	5,813	5,813
Noncurrent	Other assets	1,695	—	—	1,695	836	836
Total financial assets		$155,682	$58,846	$83,148	$13,688	$147,232	$147,232

Financial Liabilities:

Interest rate swap contracts	Other long-term obligations	$41,641	$—	$41,641	$—	$50,085	$50,085
Total financial liabilities		$41,641	$—	$41,641	$—	$50,085	$50,085

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2010	$6,649
Total gains (losses) (realized and unrealized)
Included in earnings(1)	1,257
Included in accumulated other comprehensive loss	7,039
Settlements, net	(1,257)
Balance as of March 31, 2011	$13,688

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2009	$6,916
Total gains (losses) (realized and unrealized)
Included in earnings(1)	856
Included in accumulated other comprehensive loss	1,578
Settlements, net	(856)
Balance as of March 31, 2010	$8,494

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

The Company has historically hedged a significant portion of its annual fuel consumption of approximately 23 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. Substantially all of the Company’s fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the condensed consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive loss. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the condensed consolidated statements of cash flows.

The effect of derivative instruments on the condensed consolidated statements of operations and accumulated other comprehensive loss on the condensed consolidated statements of financial positions for the three months ended March 31, 2011 and 2010, respectively, is presented as follows:

(In thousands)

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Loss	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain (Loss)
Relationships	Three months ended March 31, 2011		included in Income

Fuel swap contracts	$7,039	$1,257	Cost of services rendered and products sold
Interest rate swap contracts	$8,444	$(9,902)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain (Loss)
Relationships	Three months ended March 31, 2010		included in Income

Fuel swap contracts	$1,578	$856	Cost of services rendered and products sold
Interest rate swap contracts	$(2,824)	$(13,660)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the three months ended March 31, 2011. As of March 31, 2011, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $60.2 million, maturing through 2012. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2011, the Company had posted $1.5 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s Revolving Credit Facility. As of March 31, 2011, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.430 billion, maturing through 2013.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive loss. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive loss expected to be recognized in earnings is a loss of $13.7 million, net of tax, as of March 31, 2011. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011 (Unaudited)

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$464,318	$163,892	$(13,539)	$614,671
Operating Costs and Expenses:
Cost of services rendered and products sold	—	309,562	74,343	(13,336)	370,569
Selling and administrative expenses	2,233	99,760	89,418	(106)	191,305
Amortization expense	55	17,343	8,965	—	26,363
Restructuring and Merger related charges	32	2,557	—	—	2,589
Total operating costs and expenses	2,320	429,222	172,726	(13,442)	590,826
Operating (Loss) Income	(2,320)	35,096	(8,834)	(97)	23,845
Non-operating Expense (Income):
Interest expense (income)	45,935	26,155	(3,575)	—	68,515
Interest and net investment loss (income)	373	1,276	(3,842)	—	(2,193)
Other expense	—	—	175	—	175
(Loss) Income from Continuing Operations before Income Taxes	(48,628)	7,665	(1,592)	(97)	(42,652)
(Benefit) provision for income taxes	(20,733)	(7,938)	11,314	—	(17,357)
(Loss) Income from Continuing Operations	(27,895)	15,603	(12,906)	(97)	(25,295)
(Loss) income from discontinued operations, net of income taxes	—	(21,489)	291	97	(21,101)
Equity in earnings of subsidiaries (net of tax)	(18,501)	(12,183)	—	30,684	—
Net Loss	$(46,396)	$(18,069)	$(12,615)	$30,684	$(46,396)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010 (Unaudited)

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$438,145	$159,088	$(16,625)	$580,608
Operating Costs and Expenses:
Cost of services rendered and products sold	—	298,483	72,327	(16,331)	354,479
Selling and administrative expenses	2,263	98,851	77,006	—	178,120
Amortization expense	55	30,644	8,964	—	39,663
Restructuring and Merger related charges	131	3,069	153	—	3,353
Total operating costs and expenses	2,449	431,047	158,450	(16,331)	575,615
Operating (Loss) Income	(2,449)	7,098	638	(294)	4,993
Non-operating Expense (Income):
Interest expense (income)	49,580	26,204	(3,114)	—	72,670
Interest and net investment loss (income)	651	1,197	(4,350)	—	(2,502)
Other expense	—	—	171	—	171
(Loss) Income from Continuing Operations before Income Taxes	(52,680)	(20,303)	7,931	(294)	(65,346)
(Benefit) provision for income taxes	(21,617)	(21,410)	12,136	—	(30,891)
(Loss) Income from Continuing Operations	(31,063)	1,107	(4,205)	(294)	(34,455)
Income (loss) from discontinued operations, net of income taxes	—	1,788	(287)	294	1,795
Equity in earnings of subsidiaries (net of tax)	(1,597)	(4,493)	—	6,090	—
Net Loss	$(32,660)	$(1,598)	$(4,492)	$6,090	$(32,660)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of March 31, 2011

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$52,204	$24,874	$124,148	$—	$201,226
Marketable securities	—	—	31,844	—	31,844
Receivables	1,272	116,966	390,838	(158,844)	350,232
Inventories	—	56,067	2,779	—	58,846
Prepaid expenses and other assets	22,702	58,660	21,545	—	102,907
Deferred customer acquisition costs	—	36,048	18,874	—	54,922
Deferred taxes	—	4,293	2,194	(4,204)	2,283
Assets of discontinued operations	—	47,920	996	(980)	47,936
Total Current Assets	76,178	344,828	593,218	(164,028)	850,196
Property and Equipment:
At cost	—	327,140	139,513	—	466,653
Less: accumulated depreciation	—	(130,145)	(58,761)	—	(188,906)
Net property and equipment	—	196,995	80,752	—	277,747
Other Assets:
Goodwill	—	2,768,142	365,198	—	3,133,340
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,879,939	749,634	—	2,629,573
Notes receivable	1,982,659	337	49,604	(2,011,241)	21,359
Long-term marketable securities	11,659	—	98,491	—	110,150
Investments in and advances to subsidiaries	3,272,871	1,131,854	—	(4,404,725)	—
Other assets	103,357	4,143	726	(100,239)	7,987
Debt issuance costs	48,863	—	214	—	49,077
Total Assets	$5,495,587	$6,326,238	$1,937,837	$(6,680,233)	$7,079,429
Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$167	$58,650	$35,940	$—	$94,757
Accrued liabilities:
Payroll and related expenses	1,608	38,904	37,427	—	77,939
Self-insured claims and related expenses	—	22,144	54,017	—	76,161
Accrued interest payable	33,962	287	(221)		34,028
Other	5,353	36,050	46,954	(4,204)	84,153
Deferred revenue	—	209,339	322,788	—	532,127
Liabilities of discontinued operations	—	15,997	—	(980)	15,017
Current portion of long-term debt	116,365	11,825	88,707	(158,844)	58,053
Total Current Liabilities	157,455	393,196	585,612	(164,028)	972,235
Long-Term Debt	3,883,831	2,008,114	2,962	(2,011,241)	3,883,666
Other Long-Term Liabilities:
Deferred taxes	—	724,356	280,597	(100,239)	904,714
Intercompany payable	237,963	—	157,649	(395,612)	—
Liabilities of discontinued operations	—	983	3,080	—	4,063
Other long-term obligations	61,624	524	97,889	—	160,037
Total Other Long-Term Liabilities	299,587	725,863	539,215	(495,851)	1,068,814
Shareholder’s Equity	1,154,714	3,199,065	810,048	(4,009,113)	1,154,714
Total Liabilities and Shareholder’s Equity	$5,495,587	$6,326,238	$1,937,837	$(6,680,233)	$7,079,429

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Audited)

As of December 31, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$132,168	$16,900	$103,630	$—	$252,698
Marketable securities	—	—	30,406	—	30,406
Receivables	1,229	109,680	414,370	(173,185)	352,094
Inventories	—	52,139	2,593	—	54,732
Prepaid expenses and other assets	10,129	12,583	18,152	—	40,864
Deferred customer acquisition costs	—	15,163	19,214	—	34,377
Deferred taxes	—	12,808	391	(1,641)	11,558
Assets of discontinued operations	—	50,978	26	—	51,004
Total Current Assets	143,526	270,251	588,782	(174,826)	827,733
Property and Equipment:
At cost	—	307,468	132,581	—	440,049
Less: accumulated depreciation	—	(118,614)	(54,537)	—	(173,151)
Net property and equipment	—	188,854	78,044	—	266,898
Other Assets:
Goodwill	—	2,760,512	364,781	—	3,125,293
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,895,059	758,452	—	2,653,511
Notes receivable	1,990,383	231	30,269	(1,998,333)	22,550
Long-term marketable securities	10,859	—	99,318	—	110,177
Investments in and advances to subsidiaries	3,299,019	1,156,032	—	(4,455,051)	—
Other assets	98,425	4,164	882	(96,307)	7,164
Debt issuance costs	52,366	—	—	—	52,366
Assets of discontinued operations	—	32,398	—	—	32,398
Total Assets	$5,594,578	$6,307,501	$1,920,528	$(6,724,517)	$7,098,090
Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$272	$46,187	$26,186	$—	$72,645
Accrued liabilities:
Payroll and related expenses	1,608	45,031	39,008	—	85,647
Self-insured claims and related expenses	—	20,430	60,848	—	81,278
Accrued interest payable	69,613	259	(227)	—	69,645
Other	7,427	37,273	40,055	(1,641)	83,114
Deferred revenue	—	134,817	314,830	—	449,647
Liabilities of discontinued operations	—	15,646	654	—	16,300
Current portion of long-term debt	103,654	13,093	105,850	(173,185)	49,412
Total Current Liabilities	182,574	312,736	587,204	(174,826)	907,688
Long-Term Debt	3,868,474	2,008,047	20,887	(1,998,333)	3,899,075
Other Long-Term Liabilities:
Deferred taxes	—	753,945	277,333	(96,307)	934,971
Intercompany payable	287,220	—	111,756	(398,976)	—
Liabilities of discontinued operations	—	1,952	2,896	—	4,848
Other long-term obligations	68,783	535	94,663	—	163,981
Total Other Long-Term Liabilities	356,003	756,432	486,648	(495,283)	1,103,800
Shareholder’s Equity	1,187,527	3,230,286	825,789	(4,056,075)	1,187,527
Total Liabilities and Shareholder’s Equity	$5,594,578	$6,307,501	$1,920,528	$(6,724,517)	$7,098,090

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2011

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$132,168	$16,900	$103,630	$—	$252,698
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(64,869)	42,042	32,121	(18,562)	(9,268)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(17,999)	(7,428)	—	(25,427)
Sale of equipment and other assets	—	239	98	—	337
Acquisition of The ServiceMaster Company	(32)	—	—	—	(32)
Other business acquisitions, net of cash acquired	—	(7,760)	—	—	(7,760)
Notes receivable, financial investments and securities, net	—	—	2,933	—	2,933
Net Cash Used for Investing Activities from Continuing Operations	(32)	(25,520)	(4,397)	—	(29,949)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(6,625)	(3,370)	(247)	—	(10,242)
Debt issuance costs paid	(226)	—	—	—	(226)
Shareholders’ dividends		(9,281)	(9,281)	18,562	—
Net intercompany advances	(8,212)	4,656	3,556	—	—
Net Cash Used for Financing Activities from Continuing Operations	(15,063)	(7,995)	(5,972)	18,562	(10,468)

Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	—	160	(1,234)	—	(1,074)
Cash used for investing activities	—	(713)	—		(713)
Net Cash Used for Discontinued Operations	—	(553)	(1,234)	—	(1,787)

Cash (Decrease) Increase During the Period	(79,964)	7,974	20,518	—	(51,472)

Cash and Cash Equivalents at End of Period	$52,204	$24,874	$124,148	$—	$201,226

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated

Cash and Cash Equivalents at Beginning of Period	$124,674	$17,689	$112,993	$—	$255,356
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(72,701)	33,270	29,835	(23,086)	(32,682)
Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(6,253)	(1,566)	—	(7,819)
Sale of equipment and other assets	—	454	86	—	540
Acquisition of The ServiceMaster Company	(156)	—	—	—	(156)
Other business acquisitions, net of cash acquired	—	(8,252)	(111)	—	(8,363)
Notes receivable, financial investments and securities, net	—	—	(1,921)	—	(1,921)
Net Cash Used for Investing Activities from Continuing Operations	(156)	(14,051)	(3,512)	—	(17,719)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	10,000	—	10,000
Payments of debt	(6,813)	(4,429)	(290)	—	(11,532)
Debt issuance costs paid	—	—	(30)	—	(30)
Shareholders’ dividends	—	(11,543)	(11,543)	23,086	—
Net intercompany advances	13,839	(3,420)	(10,419)	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	7,026	(19,392)	(12,282)	23,086	(1,562)
Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	—	2,941	(598)	—	2,343
Cash used for investing activities	—	(1,030)	—	—	(1,030)
Net Cash Provided from (Used for) Discontinued Operations	—	1,911	(598)	—	1,313
Cash (Decrease) Increase During the Period	(65,831)	1,738	13,443	—	(50,650)
Cash and Cash Equivalents at End of Period	$58,843	$19,427	$126,436	$—	$204,706

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in (loss) income from discontinued operations, net of income taxes in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. The financial results, as well as the assets and liabilities, of the TruGreen LandCare business are reported in discontinued operations for all periods presented.

First Quarter 2011 Compared to 2010

The Company reported first quarter 2011 revenue of $614.7 million, a $34.1 million or 5.9 percent increase compared to the first quarter of 2010. The revenue increase was driven by the results of our business units as described in our “Segment Reviews for the First Quarter 2011 Compared to 2010.”

Operating income was $23.8 million for the first quarter of 2011 compared to $5.0 million for the first quarter of 2010. Loss from continuing operations before income taxes was $42.7 million for the first quarter of 2011 compared to $65.3 million for the first quarter of 2010. The improvement in loss from continuing operations before income taxes of $22.7 million primarily reflects the net effect of year over year changes in the following items:

(In thousands)
Depreciation and amortization expense(1)	$10,299
Residual value guarantee charge(2)	5,123
Non-cash stock-based compensation expense	(227)
Non-cash purchase accounting adjustments(3)	(53)
Restructuring and Merger related charges(4)	764
Interest expense(5)	4,155
Segment results(6)	2,633
$22,694

(1)                                  Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets being fully amortized as of July 24, 2010, offset, in part, by increased depreciation of property and equipment as a result of property additions.

(2)                                 Represents residual value guarantee charges recorded in the three months ended March 31, 2010 related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010. There is no similar charge in the three months ended March 31, 2011.

(3)                                  The Merger was accounted for using purchase accounting. This adjustment represents an increase in the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)                                  Represents the net favorable impact of (i) a decrease in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, (ii) an increase in restructuring charges related to a branch optimization project at Terminix, and (iii) a decrease in Merger related charges.

(5)                                  Represents a decrease in interest expense as a result of decreases in our weighted average interest rates and average long-term debt balances during the first quarter of 2011 as compared to the first quarter of 2010.

(6)                                 Represents an improvement in loss from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes key executive separation charges of $2.8 million recorded in the three months ended March 31, 2011, which include recruiting costs and a signing bonus related to the hiring of our new Chief Executive Officer (“CEO”), separation charges related to the retirement of our former CEO on March 31, 2011 and separation charges related to the resignation of the President of Merry Maids in the first quarter of 2011.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $370.6 million for the first quarter of 2011 compared to $354.5 million for the first quarter of 2010. As a percentage of revenue, these costs decreased to 60.3 percent for the three months ended March 31, 2011 from 61.1 percent for the three months ended March 31, 2010. This percentage decrease primarily reflects the impact of residual value guarantee charges recorded in 2010 at TruGreen for which there is no similar charge in 2011, improved labor efficiency at TruGreen and reduced provisions for certain legal matters at Terminix. These items were offset, in part, by increased costs related to ongoing initiatives at TruGreen and increased fuel costs.

The Company reported selling and administrative expenses of $191.3 million for the first quarter of 2011 compared to $178.1 million for the first quarter of 2010. As a percentage of revenue, these costs increased to 31.1 percent for the three months ended March 31, 2011 from 30.7 percent for the three months ended March 31, 2010. This percentage increase primarily reflects the timing of marketing spend at TruGreen, increased investments in sales and marketing and increased overhead spend at Terminix, increased provisions for incentive compensation and key executive separation charges of $2.8 million. These items were offset, in part, by the timing of sales and marketing spend at American Home Shield.

Amortization expense was $26.4 million for the first quarter of 2011 compared to $39.7 million for the first quarter of 2010. The decrease is a result of certain finite lived intangible assets being fully amortized as of July 24, 2010.

Non-operating expense totaled $66.5 million for the first quarter of 2011 compared to $70.3 million for the first quarter of 2010. This change is primarily due to a $4.2 million decrease in interest expense, primarily resulting from decreases in our weighted-average interest rates and average long-term debt balances. Interest and net investment income was comprised of the following for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(In thousands)	2011	2010
Realized gains(1)	$1,440	$1,625
Deferred compensation trust(2)	521	437
Other(3)	232	440
Interest and net investment income	$2,193	$2,502

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

The effective tax rate on loss from continuing operations was a benefit of 40.7 percent for the first quarter of 2011 compared to a benefit of 47.3 percent for the first quarter of 2010. The change in the effective tax rate is primarily attributable to a decrease in the amount of tax reserves the Company released in the first quarter of 2011 compared to 2010.

Restructuring and Merger Related Charges

The Company incurred restructuring and Merger related charges of $2.6 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively. Restructuring and Merger related charges were comprised of the following:

	Three months ended March 31,
(In thousands)	2011	2010
TruGreen reorganization and restructuring(1)	$—	$3,023
Terminix branch optimization(2)	2,540	—
Merger related charges(3)	32	131
Other	17	199
Total restructuring and Merger related charges	$2,589	$3,353

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended March 31, 2010, these costs included consulting fees of $1.9 million and severance, lease termination and other costs of $1.1 million.

(2)                                  Represents restructuring charges related to a branch optimization project. For the three months ended March 31, 2011, these costs included lease termination and severance costs of $2.4 million and $0.1 million, respectively.

(3)                                  Includes legal fees, legal settlements and other costs associated with the Merger.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of March 31,
	2011	2010
TruGreen —
(Reduction) Growth in Full Program Accounts	(3.6)%	3.3%
Customer Retention Rate	65.9%	70.6%
Terminix—
Growth in Pest Control Customers	4.5%	0.6%
Pest Control Customer Retention Rate	79.9%	79.0%
Reduction in Termite Customers	—%	(1.1)%
Termite Customer Retention Rate	85.9%	85.9%
American Home Shield—
Growth in Home Service Contracts	—%	2.6%
Customer Retention Rate	66.2%	64.5%

Segment Reviews for the First Quarter 2011 Compared to 2010

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to loss from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity. “Adjusted EBITDA” means net income (loss) before net income (loss) from discontinued operations; provision (benefit) for income taxes; other expense; interest expense and interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income and residual value guarantee charges. “Comparable Operating Performance” is calculated by adding back to Adjusted EBITDA an amount equal to the non-cash stock-based compensation expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

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

•                  Other companies in the Company’s industries may calculate Adjusted EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures; and

•                  Comparable Operating Performance does not include the impact of purchase accounting adjustments and non-cash stock-based compensation expense, the latter exclusion may cause the overall compensation cost of the business to be understated.

Operating Revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended March, 31
(In thousands)	2011	2010
Operating Revenue:
TruGreen	$136,261	$124,082
Terminix	284,156	270,917
American Home Shield	140,932	133,205
ServiceMaster Clean	32,832	32,262
Other Operations and Headquarters	20,490	20,142
Total Operating Revenue	$614,671	$580,608

Comparable Operating Performance:
TruGreen	$(10,389)	$(12,594)
Terminix	70,037	68,981
American Home Shield	25,111	19,020
ServiceMaster Clean	14,131	14,939
Other Operations and Headquarters	(27,329)	(22,186)
Total Comparable Operating Performance	$71,561	$68,160

Memo: Items included in Comparable Operating Performance:
Restructuring and Merger related charges(1)	$2,589	$3,353
Management and consulting fees(2)	$1,875	$1,875

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations	$2,592	$5,666

(1)                                 Represents (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen and a branch optimization project at Terminix and (ii) Merger related charges.

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

(in thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Three Months Ended March 31, 2011
Operating (loss) income(1)	$(19,760)	$51,381	$13,157	$12,733	$(33,666)	$23,845
Depreciation and amortization expense	9,381	18,671	10,514	1,398	3,199	43,163
EBITDA	(10,379)	70,052	23,671	14,131	(30,467)	67,008
Interest and net investment income(2)	—	—	1,440	—	753	2,193
Adjusted EBITDA	(10,379)	70,052	25,111	14,131	(29,714)	69,201
Non-cash stock-based compensation expense	—	—	—	—	2,385	2,385
Non-cash credits attributable to purchase accounting(4)	(10)	(15)	—	—	—	(25)
Comparable Operating Performance	$(10,389)	$70,037	$25,111	$14,131	$(27,329)	$71,561
Memo: Items included in Comparable Operating Performance:
Restructuring and Merger related (credits) charges(5)	$(3)	$2,540	$—	$20	$32	$2,589
Management and consulting fees(6)	$—	$—	$—	$—	$1,875	$1,875
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$2,592	$2,592

Three Months Ended March 31, 2010
Operating (loss) income(1)	$(39,088)	$52,980	$7,108	$12,672	$(28,679)	$4,993
Depreciation and amortization expense	21,975	16,064	10,287	1,795	3,341	53,462
EBITDA	(17,113)	69,044	17,395	14,467	(25,338)	58,455
Interest and net investment income(2)	—	—	1,625	—	877	2,502
Residual value guarantee charges(3)	4,534	—	—	472	117	5,123
Adjusted EBITDA	(12,579)	69,044	19,020	14,939	(24,344)	66,080
Non-cash stock-based compensation expense	—	—	—	—	2,158	2,158
Non-cash credits attributable to purchase accounting(4)	(15)	(63)	—	—	—	(78)
Comparable Operating Performance	$(12,594)	$68,981	$19,020	14,939	$(22,186)	$68,160
Memo: Items included in Comparable Operating Performance:
Restructuring and Merger related charges (credits) (5)	$3,023	$46	$(127)	$—	$411	$3,353
Management and consulting fees(6)	$—	$—	$—	$—	$1,875	$1,875
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$5,666	$5,666

(1)                                  Presented below is a reconciliation of total segment operating income to net loss.

	Three months ended March 31,
(In thousands)	2011	2010
Total Segment Operating Income	$23,845	$4,993
Non-operating Expense (Income):
Interest expense	68,515	72,670
Interest and net investment income	(2,193)	(2,502)
Other expense	175	171
Loss from Continuing Operations before Income Taxes	(42,652)	(65,346)
Benefit for income taxes	(17,357)	(30,891)
Loss from Continuing Operations	(25,295)	(34,455)
(Loss) income from discontinued operations, net of income taxes	(21,101)	1,795
Net Loss	$(46,396)	$(32,660)

(2)                                 Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $283.7 million as of March 31, 2011. American Home Shield interest and net investment income was $1.4 million and $1.6 million for the first quarter of 2011 and 2010, respectively. The balance of interest and net investment income primarily relates to (i) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within loss from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                                Represents residual value guarantee charges recorded in the three months ended March 31, 2010 related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010.

(4)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)                                 Represents (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen and a branch optimization project at Terminix and (ii) Merger related charges.

(6)                                 Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

(7)                                 The table included in “Discontinued Operations” below presents reconciliations of operating (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

TruGreen Segment

The TruGreen segment, which provides lawn, tree and shrub care services, reported a 9.8 percent increase in revenue, a 49.4 percent improvement in operating loss and a 17.5 percent improvement in Comparable Operating Performance for the first quarter of 2011 compared to 2010. The revenue results reflect improved price realization, an earlier start of production in certain areas of the country due to more favorable weather conditions than in 2010 and higher sales of expanded services and ice melt services, offset, in part, by a 3.6 percent decline in customer counts. TruGreen is continuing its efforts to reduce customer cancellations by focusing on the overall quality of service delivery, including the lawn quality audit program, the reduction of lawn specialist turnover and the continued improvement of overall communication with customers.

TruGreen’s Comparable Operating Performance improved $2.2 million for the first quarter of 2011 compared to 2010, which includes the impact of increased revenue, a $3.0 million decrease in restructuring charges and improved labor efficiency. The favorable impact of these items on TruGreen’s Comparable Operating Performance was offset, in part, by the timing of marketing spend and increased fuel costs and costs related to ongoing initiatives to improve customer service.

The Company announced that Stephen M. Donly, President of TruGreen, has resigned from the Company.  The effective date for Mr. Donly’s resignation as President of TruGreen was May 12, 2011.  He will remain employed with the Company in a non-executive officer capacity until June 1, 2011 to assist with transition matters.  While the Company conducts a search for Mr. Donly’s replacement, Thomas G. Brackett, President and Chief Operating Officer of Terminix, will lead the TruGreen business in addition to his current role leading the Terminix business.

Terminix Segment

The Terminix segment, which provides termite and pest control services and distributes pest control products, reported a 4.9 percent increase in revenue, a 3.0 percent decrease in operating income and a 1.5 percent increase in Comparable Operating Performance for the first quarter of 2011 compared to 2010. Termite revenue increased 3.5 percent for the first quarter of 2011 compared to 2010 due to an increase in new unit sales and improved price realization. Pest control revenues increased 6.6 percent for the first quarter of 2011 compared to 2010, reflecting a 4.5 percent increase in customer counts and an increase in one-time services.

Terminix’s Comparable Operating Performance improved $1.1 million for the first quarter of 2011 compared to 2010, which includes the impact of increased revenue and reduced provisions for certain legal matters. The favorable impact of these items on Terminix’s Comparable Operating Performance was offset, in part, by a $2.5 million increase in restructuring charges related to Terminix’s branch optimization program, increased investments in sales and marketing and increased fuel costs and overhead spend.

American Home Shield Segment

The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 5.8 percent increase in revenue, an 85.1 percent increase in operating income and a 32.0 percent increase in Comparable Operating Performance for the first quarter of 2011 compared to 2010. The increase in revenue reflects improved price realization.

American Home Shield’s Comparable Operating Performance improved $6.1 million for the first quarter of 2011 compared to 2010, which includes the impact of increased revenue and the timing of sales and marketing spend.

ServiceMaster Clean Segment

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration and cleaning services through franchisees primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 1.8 percent increase in revenue, a 0.5 percent increase in operating income and a 5.4 percent decrease in Comparable Operating Performance for the first quarter of 2011 compared to 2010. Trends in revenue reflect an increase in national janitorial accounts, offset, in part, by decreased product sales to franchisees.

ServiceMaster Clean’s Comparable Operating Performance declined $0.8 million for the first quarter of 2011 compared to 2010, which reflects the negative impact of decreased product sales to franchisees and increased investments in sales and marketing, offset, in part, by the favorable impact of increased revenue from national janitorial accounts.

Other Operations and Headquarters Segment

This segment includes the operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 1.7 percent increase in revenue, a 17.4 percent increase in operating loss and a 23.2 percent decrease in Comparable Operating Performance for the first quarter of 2011 compared to 2010. The Merry Maids operations reported a 2.2 percent increase in revenue, a 16.2 percent decrease in operating income and an 18.1 percent decrease in Comparable Operating Performance for the first quarter of 2011 compared to 2010.

The segment’s Comparable Operating Performance declined $5.1 million for the first quarter of 2011 compared to 2010, which includes key executive separation charges of $2.8 million recorded in the first quarter of 2011 (of which $0.6 million was attributable to the resignation of the President of Merry Maids) and increased provisions for incentive compensation.

Discontinued Operations

In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in (loss) income from discontinued operations, net of income taxes in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards.

The components of (loss) income from discontinued operations, net of income taxes, and the reconciliation of operating (loss) income to Adjusted EBITDA and Comparable Operating Performance for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
(In thousands)	2011	2010
Impairment charge, net of taxes	$(21,049)	$—
Operating (loss) income	(63)	3,036
Interest expense	12	11
(Benefit) provision for income taxes	(23)	1,230
(Loss) income from discontinued operations, net of income taxes	$(21,101)	$1,795

Operating (loss) income	$(63)	$3,036
Depreciation and amortization expense	2,809	2,788
EBITDA	2,746	5,824
Interest and net investment income	—	—
Adjusted EBITDA	2,746	5,824
Non-cash credits attributable to purchase accounting	(154)	(158)
Comparable Operating Performance	$2,592	$5,666

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash used for operating activities from continuing operations decreased $23.4 million to $9.3 million for the three months ended March 31, 2011 compared to $32.7 million for the three months ended March 31, 2010.

Net cash used for operating activities for the three months ended March 31, 2011 was comprised of a $22.1 million increase in cash required for working capital and $1.3 million in cash payments related to restructuring charges, offset, in part, by $14.1 million in earnings adjusted for non-cash charges. The increase in working capital requirements for the three months ended March 31, 2011 was driven primarily by seasonal activity, incentive compensation payments related to 2010 performance and the timing of interest payments on the Permanent Notes.

Net cash used for operating activities for the three months ended March 31, 2010 was comprised of a $40.0 million increase in cash required for working capital and $3.9 million in cash payments related to restructuring charges, offset, in part, by $11.2 million in earnings adjusted for non-cash charges. The increase in working capital requirements for the three months ended March 31, 2010 was driven primarily by seasonal activity, incentive compensation payments related to 2009 performance and the timing of interest payments on the Permanent Notes.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $29.9 million for the three months ended March 31, 2011 compared to $17.7 million for the three months ended March 31, 2010.

Capital expenditures increased to $25.4 million for the three months ended March 31, 2011 from $7.8 million for the three months ended March 31, 2010 and included vehicle purchases of $15.2 million, recurring capital needs and information technology projects. The Company anticipates that capital expenditures, excluding vehicle fleet purchases, for the full year 2011 will range from $50.0 million to $60.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. The Company’s capital requirement for fleet vehicles for the full year 2011 is expected to range from $55.0 million to $65.0 million. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions for the three months ended March 31, 2011 totaled $7.8 million, compared with $8.4 million for the three months ended March 31, 2010. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its acquisition program at Terminix, TruGreen and Merry Maids.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $10.5 million for the three months ended March 31, 2011 compared to $1.6 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company made scheduled principal payments of long-term debt of $10.2 million. During the three months ended March 31, 2010, the Company had borrowings of $10.0 million and made scheduled principal payments of long-term debt of $11.5 million.

Liquidity

The Company is highly leveraged, and a substantial portion of the Company’s liquidity needs is due to service requirements on indebtedness incurred in connection with the Merger and from funding the Company’s operations, working capital and capital expenditures. The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements as of March 31, 2011.

The Company had the option to pay interest on outstanding amounts under the Permanent Notes entirely in cash (“Cash Interest”), pay interest on portions of our debt by increasing the principal amount of the outstanding loans (“PIK Interest”) or 50 percent as Cash Interest and 50 percent as PIK Interest through July 15, 2011. Interest payable after July 15, 2011 is payable entirely as Cash Interest. All interest payments due through January 2011 were paid entirely as Cash Interest. The Company has elected to pay all interest payable through July 15, 2011 entirely as Cash Interest.

Cash and short- and long-term marketable securities totaled $343.2 million as of March 31, 2011, compared with $393.3 million as of December 31, 2010. As of March 31, 2011 and December 31, 2010, $283.7 million and $242.2 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, which could enhance our liquidity.

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of March 31, 2011, the Company’s residual value guarantees related to the leased assets totaled $48.1 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $1.0 million in the condensed consolidated statements of financial position.

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

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2011, the estimated fair value of the Company’s fuel swap contracts was a net asset of $13.7 million, and the Company had posted $1.5 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contacts to materially impact its financial position or liquidity.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement (discussed below). We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of March 31, 2011, the Company had $442.5 million of remaining capacity available under the Revolving Credit Facility and $19.3 million of remaining capacity under the accounts receivable securitization arrangement.

On February 2, 2011, ServiceMaster entered into an amendment to its Revolving Credit Facility, which provides for senior secured revolving loans and stand-by and other letters of credit. Prior to the amendment, the facility was scheduled to mature on July 24, 2013 and provided for maximum borrowing capacity of $500.0 million with outstanding letters of credit limited to $75.0 million. The Company desired to extend the maturity date of the facility by one year and, as an inducement for such extension, offered to allow any lenders in the syndicate group that were willing to extend the maturity date by one year a 20 percent reduction of such lender’s loan commitment. As a result of the amendment, the Company will have available borrowing capacity under its amended Revolving Credit Facility of $442.5 million through July 24, 2013 and will have available borrowing capacity of $229.6 million from July 25, 2013 through July 24, 2014. The Company will continue to have access to letters of credit up to $75.0 million through July 24, 2014.

The Company may from time to time repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, and other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its condensed consolidated statements of financial position.

Between the Merger and March 31, 2011, Holdings completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $1.7 million for the three months ended March 31, 2011 and 2010 related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $3.5 million during the three months ended March 31, 2011 and 2010. Interest accrued by the Company and payable to Holdings as of March 31, 2011 and December 31, 2010 amounted to $1.5 million and $3.2 million, respectively.

The Company has an accounts receivable securitization arrangement under which TruGreen and Terminix may sell certain eligible trade accounts receivable to Funding, the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of March 31, 2011, the amount of eligible receivables was approximately $29.3 million.

During the three months ended March 31, 2011, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of March 31, 2011 and December 31, 2010, the Company had $10.0 million outstanding under the arrangement and, as of March 31, 2011, had $19.3 million of remaining capacity available under the trade accounts receivable securitization arrangement.

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

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $283.7 million as of March 31, 2011, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $218.1 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect throughout 2011, and similar limitations are expected to be in effect in 2012. The remainder of the $283.7 million, or $65.6 million, is related to amounts that the Company’s management does not consider readily available to be used to service the Company’s indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2010 included disclosure of the Company’s contractual obligations and commitments as of December 31, 2010. The Company continues to make the contractually required payments, and, therefore, the 2011 obligations and commitments as listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 have been reduced by the required payments. There were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seek,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, the degree and timing of economic recovery; governmental regulation or interpretation thereof; financial position; results of operations; cash flows; prospects; growth strategies and/or expectations; future impairments; capital expenditures and requirements; customer retention; the continuation of acquisitions; strategies related to divestitures; fuel prices; retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including the risks and uncertainties discussed in Item 1A—Risk Factors in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, could cause actual results and outcomes to differ materially from those in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•                  our ability to secure sources of financing or other funding to allow for direct purchases of commercial vehicles, primarily for TruGreen and Terminix;

•                  changes in the source and intensity of competition in our market segments;

•                  our ability to attract and retain key personnel;

•                  weather conditions and seasonality factors that affect the demand for, and the cost of providing, our services, including potential impacts, if any, from climate change, known and unknown;

•                  higher commodity prices and lack of availability thereof, including fuel and fertilizers (primarily at TruGreen and Terminix) could impact our ability to provide our services and the profitability of our brands;

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

•                  risks associated with dispositions, including failure to obtain appropriate value for the disposed businesses, post-closing claims being made against us, post-closing purchase price adjustments related to working capital and disruption to our other businesses during the sale process or thereafter;

•                  risks associated with budget deficits at federal, state and local levels resulting from economic conditions, which could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses to generate more tax revenues, which could adversely impact our business, financial position, results of operations and cash flows;

•                  regulations imposed by several states related to our home service and insurance subsidiaries limiting the amount of funds that can be paid to the Company by its subsidiaries;

•                  the timing, structuring and success of our business process outsourcing, including any current or future outsourcing (or insourcing) of all or portions of our information technology, call center, certain human resource functions and other corporate functions, and risks associated with such outsourcing (or insourcing); and

•                  other factors described from time to time in documents that we file with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into these contracts for trading or speculative purposes. In the Company’s opinion, the market risk associated with debt obligations and other significant instruments as of March 31, 2011 has not materially changed from December 31, 2010 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 23 million gallons of fuel on an annual basis. A ten percent change in fuel prices would result in a change of approximately $7.4 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2011, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $60.2 million, maturing through 2012. The estimated fair value of these contracts as of March 31, 2011 was a net asset of $13.7 million. These fuel swap contracts provide a fixed price for approximately 76.6 percent and 20.7 percent of the Company’s estimated fuel usage for the remainder of 2011 and 2012, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s Chief Executive Officer, Harry J. Mullany III, and ServiceMaster’s Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer, David W. Martin, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. ServiceMaster’s disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Memphis, Tennessee. Messrs. Mullany

and Martin have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective and class action basis, regulatory, insured and uninsured employment, general and commercial liability, wage and hour and environmental proceedings. The Company has entered into settlement agreements in certain cases, including putative collective and class actions, which are subject to court approval. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

ITEM 5. OTHER INFORMATION

The Company announced that Stephen M. Donly, President of TruGreen, has resigned from the Company.  The effective date for Mr. Donly’s resignation as President of TruGreen was May 12, 2011.  He will remain employed with the Company in a non-executive officer capacity until June 1, 2011 to assist with transition matters.  While the Company conducts a search for Mr. Donly’s replacement, Thomas G. Brackett, President and Chief Operating Officer of Terminix, will lead the TruGreen business in addition to his current role leading the Terminix business.

On May 16, 2011, the Company entered into a Separation Agreement And General Release with Mr. Donly (the “Separation Agreement”).  Under the Separation Agreement, Mr. Donly will receive: (1) aggregate cash payments of $941,717, subject to applicable payroll withholdings and other deductions, to be paid in 11 monthly installments of $66,337 through April 30, 2012, with a final payment of $212,010 on May 31, 2012; and (2) consistent with the MSIP, the right to exercise any vested stock options for a period of three months after June 1, 2011.  Also pursuant to the Separation Agreement, Mr. Donly has agreed to a general release of claims with respect to ServiceMaster and its affiliates and is subject to customary restrictive covenants regarding non-competition, non-solicitation, non-disparagement and confidential information.  The Compensation Committee of Holdings approved the terms of the Separation Agreement.

The above description of the Separation Agreement is qualified in its entirety by reference to the complete terms and conditions of the Separation Agreement, which we will file no later than as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2011.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1

Purchase Agreement among TruGreen Companies L.L.C. and Commercial Finance Services 110-A, LLC and, solely for purposes of complying with its obligations under Section 8.5 and Section 13.17, The ServiceMaster Company, dated as of April 21, 2011 is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 27, 2011 (File No. 001-14762).

10.2

Trademark License Agreement between TruGreen Companies L.L.C. and TruGreen LandCare L.L.C., dated as of April 21, 2011 is incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 27, 2011 (File No. 001-14762).

10.3	Separation Agreement And General Release entered into on April 29, 2011, between the Company and Steven J. Martin.

10.4	Offer Letter dated April 29, 2011, between the Company and David W. Martin related to his appointment as the Company’s Interim Chief Financial Officer.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2011

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ David W. Martin
David W. Martin
Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer