Form 10-Q
period 2011-06-30
SERVICEMASTER CO
filed 2011-08-15
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At August 15, 2011, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

The ServiceMaster Company is not required to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and is doing so on a voluntary basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three months ended June 30,
	2011	2010
Operating Revenue	$967,440	$939,599

Operating Costs and Expenses:
Cost of services rendered and products sold	520,634	513,276
Selling and administrative expenses	259,148	257,822
Amortization expense	26,387	39,672
Restructuring charges	94	4,080
Total operating costs and expenses	806,263	814,850

Operating Income	161,177	124,749

Non-operating Expense (Income):
Interest expense	68,378	73,157
Interest and net investment income	(1,398)	(996)
Other expense	173	176

Income from Continuing Operations before Income Taxes	94,024	52,412
Provision for income taxes	33,462	9,024

Income from Continuing Operations	60,562	43,388

Loss from discontinued operations, net of income taxes	(3,842)	(30,944)
Net Income	$56,720	$12,444

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2010
Operating Revenue	$1,582,111	$1,520,207

Operating Costs and Expenses:
Cost of services rendered and products sold	891,203	867,755
Selling and administrative expenses	450,453	435,942
Amortization expense	52,750	79,335
Restructuring charges	2,683	7,433
Total operating costs and expenses	1,397,089	1,390,465

Operating Income	185,022	129,742

Non-operating Expense (Income):
Interest expense	136,893	145,827
Interest and net investment income	(3,591)	(3,498)
Other expense	348	347

Income (Loss) from Continuing Operations before Income Taxes	51,372	(12,934)
Provision (Benefit) for income taxes	16,105	(21,867)

Income from Continuing Operations	35,267	8,933

Loss from discontinued operations, net of income taxes	(24,943)	(29,149)
Net Income (Loss)	$10,324	$(20,216)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position

(In thousands, except share data)

	As of June 30, 2011	As of December 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$324,134	$252,698
Marketable securities	30,259	30,406
Receivables, less allowance of $21,795 and $16,709, respectively	431,105	352,094
Inventories	58,676	54,732
Prepaid expenses and other assets	86,705	40,864
Deferred customer acquisition costs	55,180	34,377
Deferred taxes	15,044	11,558
Assets of discontinued operations	177	51,004
Total Current Assets	1,001,280	827,733
Property and Equipment:
At cost	501,364	440,049
Less: accumulated depreciation	(205,084)	(173,151)
Net property and equipment	296,280	266,898

Other Assets:
Goodwill	3,136,494	3,125,293
Intangible assets, primarily trade names, service marks and trademarks, net	2,607,127	2,653,511
Notes receivable	21,958	22,550
Long-term marketable securities	117,070	110,177
Other assets	7,194	7,164
Debt issuance costs	45,566	52,366
Assets of discontinued operations	—	32,398
Total Assets	$7,232,969	$7,098,090

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$114,869	$72,645
Accrued liabilities:
Payroll and related expenses	91,214	85,647
Self-insured claims and related expenses	87,680	81,278
Accrued interest payable	70,916	69,645
Other	79,890	83,114
Deferred revenue	536,465	449,647
Liabilities of discontinued operations	1,652	16,300
Current portion of long-term debt	58,255	49,412
Total Current Liabilities	1,040,941	907,688

Long-Term Debt	3,882,021	3,899,075

Other Long-Term Liabilities:
Deferred taxes	943,296	934,971
Liabilities of discontinued operations	1,895	4,848
Other long-term obligations	152,806	163,981
Total Other Long-Term Liabilities	1,097,997	1,103,800

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,460,052	1,455,881
Retained deficit	(240,659)	(250,983)
Accumulated other comprehensive loss	(7,383)	(17,371)
Total Shareholder’s Equity	1,212,010	1,187,527
Total Liabilities and Shareholder’s Equity	$7,232,969	$7,098,090

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2010
Cash and Cash Equivalents at Beginning of Period	$252,698	$255,356

Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	10,324	(20,216)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss from discontinued operations	24,943	29,149
Depreciation expense	35,574	29,083
Amortization expense	52,750	79,335
Amortization of debt issuance costs	7,080	7,333
Deferred income tax provision (benefit)	391	(2,796)
Stock-based compensation expense	4,171	4,339
Restructuring charges	2,683	7,433
Cash payments related to restructuring charges	(3,145)	(7,608)
Change in working capital, net of acquisitions:
Current income taxes	11,592	(30,064)
Receivables	(76,105)	(89,066)
Inventories and other current assets	(65,376)	(77,604)
Accounts payable	40,146	48,736
Deferred revenue	86,230	69,407
Accrued liabilities	9,390	42,552
Other, net	2,462	5,499
Net Cash Provided from Operating Activities from Continuing Operations	143,110	95,512

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(57,834)	(35,311)
Sale of equipment and other assets	951	718
Acquisition of The ServiceMaster Company	(35)	(2,164)
Other business acquisitions, net of cash acquired	(11,886)	(14,753)
Purchase of other intangibles	(1,900)	—
Notes receivable, financial investments and securities, net	(4,341)	(898)
Net Cash Used for Investing Activities from Continuing Operations	(75,045)	(52,408)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	10,000
Payments of debt	(20,437)	(22,062)
Debt issuance costs paid	(280)	(30)
Net Cash Used for Financing Activities from Continuing Operations	(20,717)	(12,092)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(1,818)	9,481
Cash provided from (used for) investing activities:
Proceeds from sale of business	27,523	—
Other investing activities	(1,617)	(4,704)
Net Cash Provided from Discontinued Operations	24,088	4,777

Cash Increase During the Period	71,436	35,789

Cash and Cash Equivalents at End of Period	$324,134	$291,145

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

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC (the “2010 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

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

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are included in the 2010 Form 10-K. The following selected accounting policies should be read in conjunction with the 2010 Form 10-K.

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

The Company has franchise agreements in its TruGreen, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $17.7 million and $34.1 million for the three and six months ended June 30, 2011, respectively, and $18.0 million and $34.6 million for the three and six months ended June 30, 2010, respectively. Consolidated operating income from continuing operations was $161.2 million and $185.0 million for the three and six months ended June 30, 2011, respectively, and $124.7 million and $129.7 million for the three and six months ended June 30, 2010, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $536.5 million and $449.6 million of deferred revenue as of June 30, 2011 and December 31, 2010, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

TruGreen has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed primarily in the first quarter. These costs are deferred and recognized in proportion to the revenue generated over the production season and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These pre-season costs are deferred and recognized approximately in proportion to revenue over the balance of the year and are not deferred beyond the calendar year-end.

The cost of direct-response advertising at Terminix and TruGreen, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits.

The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the 2010 Form 10-K presented the significant areas requiring the use of management estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Note 3. Restructuring Charges

The Company incurred restructuring charges of $0.1 million ($0.1 million, net of tax) and $4.1 million ($2.5 million, net of tax) for the three months ended June 30, 2011 and 2010, respectively. The Company incurred restructuring charges of $2.7 million ($1.6 million, net of tax) and $7.4 million ($4.6 million, net of tax) for the six months ended June 30, 2011 and 2010, respectively. Restructuring charges were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
TruGreen reorganization and restructuring(1)	$—	$2,939	$—	$5,962
Terminix branch optimization(2)	(73)	—	2,467	—
Other(3)	167	1,141	216	1,471
Total restructuring charges	$94	$4,080	$2,683	$7,433

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended June 30, 2010, these charges include consulting fees of $1.9 million and severance and lease termination costs of $1.0 million. For the six months ended June 30, 2010 these charges include consulting fees of $3.8 million and severance, lease termination and other costs of $2.2 million.

(2)                                  Represents restructuring (credits) charges related to a branch optimization project. For the three months ended June 30, 2011, these credits include adjustments to lease termination reserves. For the six months ended June 30, 2011, these charges include lease termination costs of $2.4 million and severance costs of $0.1 million.

(3)                                  For the three and six months ended June 30, 2011, these charges include costs associated with previous restructuring initiatives. For the three and six months ended June 30, 2010, these charges include severance, retention, legal fees and other costs associated with the Merger of $1.0 million and $1.1 million, respectively, and costs associated with previous restructuring initiatives of $0.1 million and $0.4 million, respectively.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2010	$3,542
Costs incurred	2,683
Costs paid or otherwise settled	(3,417)
Balance as of June 30, 2011	$2,808

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of June 30, 2011, the Company’s residual value guarantees related to the leased assets totaled $39.7 million for which the Company has recorded a liability for the estimated fair value of these guarantees of $0.9 million in the condensed consolidated statements of financial position.

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance policies from third party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. As of June 30, 2011 and December 31, 2010, the Company had accrued self-insured claims of $120.4 million and $121.7 million, respectively, which are included in Accrued liabilities — Self-insured claims and related expenses and Other long-term obligations on the condensed consolidated statements of financial position. During the six months ended June 30, 2011 and 2010, the Company recorded provisions for uninsured claims totaling $15.2 million and $18.5 million, respectively, and the Company paid claims totaling $16.5 million and $20.7 million, respectively. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

The Company has guarantees on certain bonds issued by divested companies associated with TruGreen LandCare, primarily performance type bonds. The maximum payments the Company could be required to make if the buyer of the divested companies is unable to fulfill their obligations is approximately $23.3 million as of June 30, 2011. The TruGreen LandCare purchase agreement requires that the buyer replace the bonds at the earlier of the bond’s expiration date or April 30, 2012. Substantially all of the bonds are scheduled to expire prior to 2015, but may be extended depending on the completion of the related projects. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s reputation, business, financial position, results of operations or cash flows.

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective and class action basis, regulatory, insured and uninsured employment, general and commercial liability, wage and hour and environmental proceedings. Additionally, the Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court approval. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

Note 5. Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations in the three and six months ended June 30, 2011 and 2010.

See Note 12 for a discussion of the impairment recorded in loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2011, as a result of the Company’s decision to sell its TruGreen LandCare business unit. This impairment included $4.6 million related to the TruGreen LandCare trade name. The loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2010 includes a non-cash impairment charge of $46.9 million to reduce the carrying value of TruGreen LandCare’s goodwill and trade name as a result of the Company’s interim impairment testing of goodwill and indefinite-lived intangible assets.

During the six months ended June 30, 2011, the increase in goodwill and other intangible assets related primarily to tuck-in acquisitions completed throughout the period by TruGreen and Terminix.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance as of December 31, 2010	$1,191,071	$1,397,414	$347,783	$135,894	$53,131	$3,125,293
Acquisitions	2,606	8,733	—	—	—	11,339
Other(1)	132	(277)	(108)	118	(3)	(138)
Balance as of June 30, 2011	$1,193,809	$1,405,870	$347,675	$136,012	$53,128	$3,136,494

(1)                                  Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

There were no accumulated impairment losses as of June 30, 2011.

The table below summarizes the other intangible asset balances for continuing operations:

	As of June 30, 2011			As of December 31, 2010
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,370,200	$—	$2,370,200	$2,370,200	$—	$2,370,200
Customer relationships	672,392	(508,973)	163,419	668,649	(464,056)	204,593
Franchise agreements	88,000	(38,839)	49,161	88,000	(35,272)	52,728
Other	57,700	(33,353)	24,347	55,024	(29,034)	25,990
Total	$3,188,292	$(581,165)	$2,607,127	$3,181,873	$(528,362)	$2,653,511

(1)                                 Not subject to amortization.

Note 6. Stock-Based Compensation

For the three months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $1.8 million ($1.1 million, net of tax) and $2.2 million ($1.3 million, net of tax), respectively. For the six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $4.2 million ($2.6 million, net of tax) and $4.3 million ($2.6 million, net of tax), respectively. As of June 30, 2011, there was $12.8 million of total unrecognized compensation cost related to non-vested stock options and restricted share units granted by Holdings under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.3 years.

In February 2011, the Board of Directors and stockholders of Holdings adopted an amendment to the MSIP.  The amendment increased the number of shares of Holdings’ common stock available for issuance under the MSIP by 750,000 shares, from 13,845,000 to 14,595,000 shares.

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 is presented in the following table:

	Six months ended June 30,
(In thousands)	2011	2010
Cash paid for or (received from):
Interest expense	$126,620	$136,518
Interest and dividend income	(2,462)	(2,790)
Income taxes, net of refunds	8,366	10,127

Note 8. Comprehensive Income

Total comprehensive income was $55.5 million and $5.5 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, total comprehensive income (loss) was $20.3 million and ($26.4) million, respectively. Total comprehensive income (loss) primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation.

Note 9. Receivable Sales

The Company has an accounts receivable securitization arrangement under which TruGreen and Terminix may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of June 30, 2011, the amount of eligible receivables was approximately $50.0 million.

During the six months ended June 30, 2011, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of June 30, 2011 and December 31, 2010, the Company had $10.0 million outstanding under the arrangement and, as of June 30, 2011, had $40.0 million of remaining capacity available under the trade accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. As part of the annual renewal of the facility, which occurred on July 26, 2011, this Purchaser agreed to continue its participation in the arrangement through July 17, 2012.

The Company has recorded its obligation to repay the Purchaser for its interest in the pool of receivables as long-term debt in the condensed consolidated statement of financial position. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the Purchaser’s pooled commercial paper rate (0.21% as of June 30, 2011). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. All obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of June 30, 2011 and December 31, 2010, the Company’s investments consist primarily of domestic publicly traded debt and certificates of deposit totaling $106.7 million and $100.9 million, respectively, and common equity securities of $40.6 million and $39.7 million, respectively.

The aggregate market value of the Company’s short- and long-term investments in debt and equity securities was $147.3 million and $140.6 million, and the aggregate cost basis was $137.7 million and $133.0 million as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, $274.4 million and $242.2 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Gross realized gains, pre-tax	$104	$602	$611	$1,101
Gross realized gains, net of tax	64	370	374	676

Gross realized losses, pre-tax	(21)	(125)	(36)	(126)
Gross realized losses, net of tax	(13)	(77)	(22)	(77)

The table below summarizes unrealized gains and losses in the investment portfolio:

(In thousands)	As of June 30, 2011	As of December 31, 2010
Unrealized gains	$11,184	$9,621
Unrealized losses	(1,577)	(1,995)
Portion of unrealized losses which had been in a loss position for more than one year	—	(109)
Aggregate fair value of the investments with unrealized losses	10,866	18,535

Note 11. Long-Term Debt

Long-term debt as of June 30, 2011 and December 31, 2010 is summarized in the following table:

(In thousands)	As of June 30, 2011	As of December 31, 2010
Senior secured term loan facility maturing in 2014	$2,544,000	$2,557,250
10.75% senior notes maturing in 2015	1,061,000	1,061,000
Revolving credit facility maturing in 2014	—	—
7.10% notes maturing in 2018(1)	66,512	65,549
7.45% notes maturing in 2027(1)	151,890	150,555
7.25% notes maturing in 2038(1)	61,037	60,633
Other	55,837	53,500
Less current portion	(58,255)	(49,412)
Total long-term debt	$3,882,021	$3,899,075

(1)                                 The increase in the balance from December 31, 2010 to June 30, 2011 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

Note 12. Discontinued Operations

In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Additionally, upon completion of the sale, a $1.3 million loss on sale ($0.7 million, net of tax) was recorded in the second quarter of 2011. The loss on the disposition of the TruGreen LandCare business is subject to certain post-closing adjustments, and such adjustments could be significant to the purchase price.

The carrying amounts of the major classes of assets and liabilities for TruGreen LandCare are presented below.

(In thousands)	As of June 30, 2011	As of December 31, 2010
Assets:
Receivables, net	$—	$27,732
Inventories and other current assets	177	23,245
Total Current Assets	177	50,977
Net property and equipment	—	22,498
Goodwill and intangible assets, net	—	9,899
Total Assets	$177	$83,374
Liabilities:
Current liabilities	$1,322	$15,495
Long-term liabilities	66	1,951
Total Liabilities	$1,388	$17,446

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of TruGreen LandCare and the other previously sold businesses noted in the 2010 Form 10-K.

The operating results of discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Operating Results:
Operating revenue	$19,464	$63,463	$75,765	$122,263

Operating loss	(5,115)	(3,687)	(5,190)	(662)
Benefit for income taxes	(1,986)	(1,484)	(2,009)	(254)
Operating loss, net of income taxes	(3,129)	(2,203)	(3,181)	(408)
Loss on sale and impairments, net of income taxes(1)	(713)	(28,741)	(21,762)	(28,741)
Loss from discontinued operations, net of income taxes	$(3,842)	$(30,944)	$(24,943)	$(29,149)

(1)          Includes goodwill and trade name impairments of $46.9 million ($28.7 million, net of tax) in the three and six months ended June 30, 2010.

The table below summarizes the activity for the six months ended June 30, 2011 for the remaining liabilities from operations that were discontinued in years prior to 2011. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2010	Cash Payments or Other	Income	As of June 30, 2011
Remaining liabilities of discontinued operations:
ARS/AMS	$219	$109	$(128)	$200
LandCare Construction	656	(612)	(44)	—
LandCare utility line clearing business	771	(771)	—	—
Certified Systems, Inc. and other	1,905	(76)	—	1,829
InStar	149	(19)	—	130
Total liabilities of discontinued operations	$3,700	$(1,369)	$(172)	$2,159

Note 13. Income Taxes

As required by Accounting Standard Codification (“ASC”) 740 “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations was 35.6 percent for the three months ended June 30, 2011 compared to 17.2 percent for three months ended June 30, 2010. The effective tax rate for the three months ended June 30, 2010 was impacted by a cumulative adjustment arising from a revision in the anticipated annual effective tax rate during the second quarter of 2010.

The effective tax rate on income from continuing operations was 31.3 percent for the six months ended June 30, 2011 compared to 169.1 percent for the six months ended June 30, 2010.  The effective tax rate for the six months ended June 30, 2010 was affected by the reclassification of the TruGreen LandCare business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

As of June 30, 2011 and December 31, 2010, the Company had $8.6 million and $13.7 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $1.9 million during the next 12 months.

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

Segment information for continuing operations is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Operating Revenue:
TruGreen	$383,022	$378,642	$519,283	$502,724
Terminix	334,258	323,393	618,414	594,310
American Home Shield	195,326	183,792	336,258	316,997
ServiceMaster Clean	32,870	32,034	65,702	64,296
Other Operations and Headquarters	21,964	21,738	42,454	41,880
Total Operating Revenue	$967,440	$939,599	$1,582,111	$1,520,207
Operating Income (Loss):(1),(2)
TruGreen	$68,588	$52,606	$48,828	$13,518
Terminix	72,108	68,755	123,489	121,735
American Home Shield	31,356	21,360	44,513	28,468
ServiceMaster Clean	12,529	12,572	25,262	25,244
Other Operations and Headquarters	(23,404)	(30,544)	(57,070)	(59,223)
Total Operating Income	$161,177	$124,749	$185,022	$129,742

(1)                                Presented below is a reconciliation of segment operating income to income (loss) from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Total Segment Operating Income	$161,177	$124,749	$185,022	$129,742
Non-operating Expense (Income):
Interest expense	68,378	73,157	136,893	145,827
Interest and net investment income	(1,398)	(996)	(3,591)	(3,498)
Other expense	173	176	348	347
Income (Loss) from Continuing Operations before Income Taxes	$94,024	$52,412	$51,372	$(12,934)

(2)                              Includes (i) restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, (ii) a branch optimization project at Terminix and (iii) costs associated with the Merger. Presented below is a summary of restructuring charges (credits) by segment:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Restructuring charges:
TruGreen	$8	$2,939	$5	$5,962
Terminix	(73)	32	2,467	78
American Home Shield	—	—	—	(127)
ServiceMaster Clean	—	—	20	—
Other Operations and Headquarters	159	1,109	191	1,520
Total restructuring charges	$94	$4,080	$2,683	$7,433

Note 15. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees of $1.6 million and $3.1 million for the three and six months ended June 30, 2011 and 2010, respectively. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R’s election.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and its proprietary interests in such investment funds to Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. The Company pays annual management fees of $0.5 million, $0.5 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $0.3 million and $0.6 million for the three and six months ended June 30, 2011 and 2010, respectively.

In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $3.5 million for the six months ended June 30, 2011 and 2010 related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $3.5 million during the six months ended June 30, 2011 and 2010. Interest accrued by the Company and payable to Holdings as of June 30, 2011 and December 31, 2010 amounted to $3.2 million.

Note 16. Newly Issued Accounting Statements and Positions

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This standard amends the criteria for separating consideration received for products or services in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that total arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011).  The Company adopted the required provisions of this standard during the first quarter of 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (calendar year 2012) and must be applied retrospectively to all periods upon adoption.  The Company anticipates that the adoption of this standard will change the presentation of its condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands existing disclosure requirements for fair value measurements and makes other amendments, many of which eliminate unnecessary wording differences between U.S. GAAP and IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the effects that this guidance will have on its condensed consolidated financial statements.

Note 17. Fair Value of Financial Instruments

The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated other comprehensive loss on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations if the decline in value is other than temporary. The carrying amount of total debt was $3,940.3 million and $3,948.5 million and the estimated fair value was $3,993.5 million and $3,957.7 million as of June 30, 2011 and December 31, 2010, respectively. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2011 and December 31, 2010.

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

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value for the periods presented are as follows:

		As of June 30, 2011				As of December 31, 2010
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$11,359	$11,359	$—	$—	$10,859	$10,859
Investments in marketable securities	Marketable securities and Long-term marketable securities	135,970	50,778	85,192	—	129,724	129,724
Fuel swap contracts:
Current	Prepaid expenses and other assets	6,839	—	—	6,839	5,813	5,813
Noncurrent	Other assets	922	—	—	922	836	836
Total financial assets		$155,090	$62,137	$85,192	$7,761	$147,232	$147,232

Financial Liabilities:
Fuel swap contracts:
Current	Other	33	—	—	33	—	—
Noncurrent	Other long-term obligations	63	—	—	63	—	—
Interest rate swap contracts	Other long-term obligations	38,531	—	38,531	—	50,085	50,085
Total financial liabilities		$38,627	$—	$38,531	$96	$50,085	$50,085

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2010	$6,649
Total gains (losses) (realized and unrealized)
Included in earnings(1)	5,493
Included in accumulated other comprehensive loss	1,016
Settlements, net	(5,493)
Balance as of June 30, 2011	$7,665

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2009	$6,916
Total gains (losses) (realized and unrealized)
Included in earnings(1)	2,784
Included in accumulated other comprehensive loss	(4,944)
Settlements, net	(2,784)
Balance as of June 30, 2010	$1,972

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

The effect of derivative instruments on the condensed consolidated statements of operations and accumulated other comprehensive loss on the condensed consolidated statements of financial positions for the six months ended June 30, 2011 and 2010, respectively, is presented as follows:

(In thousands)

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Loss	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain (Loss)
Relationships	Six months ended June 30, 2011		included in Income

Fuel swap contracts	$1,016	$5,493	Cost of services rendered and products sold
Interest rate swap contracts	$11,554	$(19,483)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Loss Recognized in Accumulated Other Comprehensive Loss	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain (Loss)
Relationships	Six months ended June 30, 2010		included in Income

Fuel swap contracts	$(4,944)	$2,784	Cost of services rendered and products sold
Interest rate swap contracts	$(4,270)	$(27,216)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the six months ended June 30, 2011. As of June 30, 2011, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $52.2 million, maturing through 2012. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2011, the Company had posted $1.5 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s Revolving Credit Facility. As of June 30, 2011, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.430 billion, maturing through 2013.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive loss. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive loss expected to be recognized in earnings is a loss of $15.8 million, net of tax, as of June 30, 2011. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$750,739	$231,405	$(14,704)	$967,440

Operating Costs and Expenses:
Cost of services rendered and products sold	—	433,364	101,799	(14,529)	520,634
Selling and administrative expenses	2,451	160,435	96,369	(107)	259,148
Amortization expense	54	17,370	8,963	—	26,387
Restructuring charges (credits)	3	(65)	156	—	94
Total operating costs and expenses	2,508	611,104	207,287	(14,636)	806,263

Operating (Loss) Income	(2,508)	139,635	24,118	(68)	161,177

Non-operating Expense (Income):
Interest expense (income)	46,663	23,127	(1,412)	—	68,378
Interest and net investment loss (income)	496	3,182	(5,076)	—	(1,398)
Other expense	—	—	173	—	173

(Loss) Income from Continuing Operations before Income Taxes	(49,667)	113,326	30,433	(68)	94,024
(Benefit) provision for income taxes	(19,464)	31,279	21,647	—	33,462

(Loss) Income from Continuing Operations	(30,203)	82,047	8,786	(68)	60,562
Income (loss) from discontinued operations, net of income taxes	—	2,602	(6,512)	68	(3,842)
Equity in earnings (losses) of subsidiaries (net of tax)	86,923	104	—	(87,027)	—
Net Income	$56,720	$84,753	$2,274	$(87,027)	$56,720

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$735,341	$223,052	$(18,794)	$939,599

Operating Costs and Expenses:
Cost of services rendered and products sold	—	426,629	105,124	(18,477)	513,276
Selling and administrative expenses	2,277	158,300	97,245	—	257,822
Amortization expense	56	30,650	8,966	—	39,672
Restructuring charges	1,005	2,971	104	—	4,080
Total operating costs and expenses	3,338	618,550	211,439	(18,477)	814,850

Operating (Loss) Income	(3,338)	116,791	11,613	(317)	124,749

Non-operating Expense (Income):
Interest expense	50,486	19,048	3,623	—	73,157
Interest and net investment loss (income)	1,518	1,545	(4,059)	—	(996)
Other expense	—	—	176	—	176

(Loss) Income from Continuing Operations before Income Taxes	(55,342)	96,198	11,873	(317)	52,412
(Benefit) provision for income taxes	(30,825)	23,436	16,413	—	9,024

(Loss) Income from Continuing Operations	(24,517)	72,762	(4,540)	(317)	43,388
Income (loss) from discontinued operations, net of income taxes	—	19,619	(50,880)	317	(30,944)
Equity in earnings (losses) of subsidiaries (net of tax)	36,961	(66,903)	—	29,942	—
Net Income (Loss)	$12,444	$25,478	$(55,420)	$29,942	$12,444

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,215,057	$395,297	$(28,243)	$1,582,111

Operating Costs and Expenses:
Cost of services rendered and products sold	—	742,926	176,142	(27,865)	891,203
Selling and administrative expenses	4,684	260,195	185,787	(213)	450,453
Amortization expense	109	34,713	17,928	—	52,750
Restructuring charges	35	2,492	156	—	2,683
Total operating costs and expenses	4,828	1,040,326	380,013	(28,078)	1,397,089

Operating (Loss) Income	(4,828)	174,731	15,284	(165)	185,022

Non-operating Expense (Income):
Interest expense	92,598	42,118	2,177	—	136,893
Interest and net investment loss (income)	869	4,458	(8,918)	—	(3,591)
Other expense	—	—	348	—	348

(Loss) Income from Continuing Operations before Income Taxes	(98,295)	128,155	21,677	(165)	51,372
(Benefit) provision for income taxes	(40,197)	23,341	32,961	—	16,105

(Loss) Income from Continuing Operations	(58,098)	104,814	(11,284)	(165)	35,267
Income (loss) from discontinued operations, net of income taxes	—	15,761	(40,869)	165	(24,943)
Equity in earnings (losses) of subsidiaries (net of tax)	68,422	(53,891)	—	(14,531)	—
Net Income (Loss)	$10,324	$66,684	$(52,153)	$(14,531)	$10,324

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,173,486	$382,140	$(35,419)	$1,520,207

Operating Costs and Expenses:
Cost of services rendered and products sold	—	725,112	177,451	(34,808)	867,755
Selling and administrative expenses	4,540	249,601	181,801	—	435,942
Amortization expense	111	61,294	17,930	—	79,335
Restructuring charges	1,136	6,040	257	—	7,433
Total operating costs and expenses	5,787	1,042,047	377,439	(34,808)	1,390,465

Operating (Loss) Income	(5,787)	131,439	4,701	(611)	129,742

Non-operating Expense (Income):
Interest expense	100,066	38,400	7,361	—	145,827
Interest and net investment loss (income)	2,169	2,742	(8,409)	—	(3,498)
Other expense	—	—	347	—	347

(Loss) Income from Continuing Operations before Income Taxes	(108,022)	90,297	5,402	(611)	(12,934)
(Benefit) provision for income taxes	(52,442)	2,026	28,549	—	(21,867)

(Loss) Income from Continuing Operations	(55,580)	88,271	(23,147)	(611)	8,933
Income (loss) from discontinued operations, net of income taxes	—	18,369	(48,129)	611	(29,149)
Equity in earnings (losses) of subsidiaries (net of tax)	35,364	(75,210)	—	39,846	—
Net (Loss) Income	$(20,216)	$31,430	$(71,276)	$39,846	$(20,216)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of June 30, 2011

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$184,514	$30,888	$108,732	$—	$324,134
Marketable securities	—	—	30,259	—	30,259
Receivables	2,573	161,622	478,563	(211,653)	431,105
Inventories	—	55,640	3,036	—	58,676
Prepaid expenses and other assets	15,296	50,855	20,554	—	86,705
Deferred customer acquisition costs	—	36,710	18,470	—	55,180
Deferred taxes	—	17,074	336	(2,366)	15,044
Assets of discontinued operations	—	—	177	—	177
Total Current Assets	202,383	352,789	660,127	(214,019)	1,001,280
Property and Equipment:
At cost	—	352,015	149,349	—	501,364
Less: accumulated depreciation	—	(141,649)	(63,435)	—	(205,084)
Net property and equipment	—	210,366	85,914	—	296,280
Other Assets:
Goodwill	—	2,771,427	365,067	—	3,136,494
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,866,538	740,589	—	2,607,127
Notes receivable	2,011,747	181	29,727	(2,019,697)	21,958
Long-term marketable securities	11,358	—	105,712	—	117,070
Investments in and advances to subsidiaries	3,348,916	1,238,255	—	(4,587,171)	—
Other assets	98,428	4,337	626	(96,197)	7,194
Debt issuance costs	45,393	—	173	—	45,566
Total Assets	$5,718,225	$6,443,893	$1,987,935	$(6,917,084)	$7,232,969
Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$243	$71,729	$42,897	$—	$114,869
Accrued liabilities:
Payroll and related expenses	1,633	46,831	42,750	—	91,214
Self-insured claims and related expenses	—	22,706	64,974	—	87,680
Accrued interest payable	70,789	356	(229)	—	70,916
Other	5,025	33,237	43,994	(2,366)	79,890
Deferred revenue	—	204,803	331,662	—	536,465
Liabilities of discontinued operations	—	130	1,522	—	1,652
Current portion of long-term debt	116,369	12,167	141,372	(211,653)	58,255
Total Current Liabilities	194,059	391,959	668,942	(214,019)	1,040,941

Long-Term Debt	3,857,942	2,012,027	31,749	(2,019,697)	3,882,021

Other Long-Term Liabilities:
Deferred taxes	—	762,328	277,165	(96,197)	943,296
Intercompany payable	395,753	—	108,989	(504,742)	—
Liabilities of discontinued operations	—	—	1,895	—	1,895
Other long-term obligations	58,461	661	93,684	—	152,806
Total Other Long-Term Liabilities	454,214	762,989	481,733	(600,939)	1,097,997

Shareholder’s Equity	1,212,010	3,276,918	805,511	(4,082,429)	1,212,010
Total Liabilities and Shareholder’s Equity	$5,718,225	$6,443,893	$1,987,935	$(6,917,084)	$7,232,969

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Audited)

As of December 31, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$132,168	$16,900	$103,630	$—	$252,698
Marketable securities	—	—	30,406	—	30,406
Receivables	1,229	109,680	414,370	(173,185)	352,094
Inventories	—	52,139	2,593	—	54,732
Prepaid expenses and other assets	10,129	12,583	18,152	—	40,864
Deferred customer acquisition costs	—	15,163	19,214	—	34,377
Deferred taxes	—	12,808	391	(1,641)	11,558
Assets of discontinued operations	—	—	51,004	—	51,004
Total Current Assets	143,526	219,273	639,760	(174,826)	827,733
Property and Equipment:
At cost	—	307,468	132,581	—	440,049
Less: accumulated depreciation	—	(118,614)	(54,537)	—	(173,151)
Net property and equipment	—	188,854	78,044	—	266,898
Other Assets:
Goodwill	—	2,760,512	364,781	—	3,125,293
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,895,059	758,452	—	2,653,511
Notes receivable	1,990,383	231	30,269	(1,998,333)	22,550
Long-term marketable securities	10,859	—	99,318	—	110,177
Investments in and advances to subsidiaries	3,299,019	913,502	—	(4,212,521)	—
Other assets	98,425	4,164	882	(96,307)	7,164
Debt issuance costs	52,366	—	—	—	52,366
Assets of discontinued operations	—	—	32,398	—	32,398
Total Assets	$5,594,578	$5,981,595	$2,003,904	$(6,481,987)	$7,098,090
Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$272	$46,187	$26,186	$—	$72,645
Accrued liabilities:
Payroll and related expenses	1,608	45,031	39,008	—	85,647
Self-insured claims and related expenses	—	20,430	60,848	—	81,278
Accrued interest payable	69,613	259	(227)	—	69,645
Other	7,427	37,273	40,055	(1,641)	83,114
Deferred revenue	—	134,817	314,830	—	449,647
Liabilities of discontinued operations	—	150	16,150	—	16,300
Current portion of long-term debt	103,654	13,093	105,850	(173,185)	49,412
Total Current Liabilities	182,574	297,240	602,700	(174,826)	907,688

Long-Term Debt	3,868,474	1,699,589	329,345	(1,998,333)	3,899,075

Other Long-Term Liabilities:
Deferred taxes	—	753,945	277,333	(96,307)	934,971
Intercompany payable	287,220	—	183,617	(470,837)	—
Liabilities of discontinued operations	—	—	4,848	—	4,848
Other long-term obligations	68,783	535	94,663	—	163,981
Total Other Long-Term Liabilities	356,003	754,480	560,461	(567,144)	1,103,800

Shareholder’s Equity	1,187,527	3,230,286	511,398	(3,741,684)	1,187,527
Total Liabilities and Shareholder’s Equity	$5,594,578	$5,981,595	$2,003,904	$(6,481,987)	$7,098,090

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2011

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$132,168	$16,900	$103,630	$—	$252,698

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(32,996)	172,817	43,419	(40,130)	143,110

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(41,423)	(16,411)	—	(57,834)
Sale of equipment and other assets	—	861	90	—	951
Acquisition of The ServiceMaster Company	(35)	—	—	—	(35)
Other business acquisitions, net of cash acquired	—	(11,886)	—	—	(11,886)
Purchase of other intangibles	—	(1,900)	—		(1,900)
Notes receivable, financial investments and securities, net	—	—	(4,341)	—	(4,341)
Net Cash Used for Investing Activities from Continuing Operations	(35)	(54,348)	(20,662)	—	(75,045)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	—	—	—
Payments of debt	(13,250)	(6,520)	(667)	—	(20,437)
Debt issuance costs paid	(280)	—	—	—	(280)
Shareholders’ dividends	—	(20,065)	(20,065)	40,130	—
Net intercompany advances	98,907	(105,399)	6,492	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	85,377	(131,984)	(14,240)	40,130	(20,717)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(20)	(1,798)	—	(1,818)
Cash provided from (used for) investing activities:
Proceeds from sale of business	—	27,523	—	—	27,523
Other investing activities	—	—	(1,617)	—	(1,617)
Net Cash Provided from (Used for) Discontinued Operations	—	27,503	(3,415)	—	24,088

Cash Increase During the Period	52,346	13,988	5,102	—	71,436

Cash and Cash Equivalents at End of Period	$184,514	$30,888	$108,732	$—	$324,134

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$124,674	$17,689	$112,993	$—	$255,356

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(51,391)	160,164	28,561	(41,822)	95,512

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(31,956)	(3,355)	—	(35,311)
Sale of equipment and other assets	—	613	105	—	718
Acquisition of The ServiceMaster Company	(2,164)	—	—	—	(2,164)
Other business acquisitions, net of cash acquired	—	(14,644)	(109)	—	(14,753)
Notes receivable, financial investments and securities, net	—	—	(898)	—	(898)
Net Cash Used for Investing Activities from Continuing Operations	(2,164)	(45,987)	(4,257)	—	(52,408)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	10,000	—	10,000
Payments of debt	(13,625)	(7,827)	(610)	—	(22,062)
Debt issuance costs paid	—	—	(30)	—	(30)
Shareholders’ dividends	—	(20,911)	(20,911)	41,822	—
Net intercompany advances	84,729	(87,283)	2,554	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	71,104	(116,021)	(8,997)	41,822	(12,092)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	9,481	—	9,481
Cash used for investing activities	—	—	(4,704)	—	(4,704)
Net Cash Provided from Discontinued Operations	—	—	4,777	—	4,777

Cash Increase (Decrease) During the Period	17,549	(1,844)	20,084	—	35,789

Cash and Cash Equivalents at End of Period	$142,223	$15,845	$133,077	$—	$291,145

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Additionally, upon completion of the sale, a $1.3 million loss on sale ($0.7 million, net of tax) was recorded in the second quarter of 2011. The loss on the disposition of the TruGreen LandCare business is subject to certain post-closing adjustments, and such adjustments could be significant to the purchase price. The financial results, as well as the assets and liabilities, of the TruGreen LandCare business are reported in discontinued operations for all periods presented.

Second Quarter 2011 Compared to 2010

The Company reported second quarter 2011 revenue of $967.4 million, a $27.8 million or 3.0 percent increase compared to the second quarter of 2010. The revenue increase was driven by the results of our business units as described in our “Segment Reviews for the Second Quarter 2011 Compared to 2010.”

Operating income was $161.2 million for the second quarter of 2011, a $36.4 million or 29.2 percent increase compared to the second quarter of 2010. Income from continuing operations before income taxes was $94.0 million for the second quarter of 2011 compared to $52.4 million for the second quarter of 2010. The increase in income from continuing operations before income taxes of $41.6 million primarily reflects the net effect of year over year changes in the following items:

(In thousands)
Depreciation and amortization expense(1)	$9,795
Residual value guarantee charge(2)	3,928
Restructuring charges(3)	3,986
Interest expense(4)	4,779
Segment results(5)	18,806
Other	318
$41,612

(1)                                  Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets being fully amortized as of July 24, 2010, offset, in part, by increased depreciation of property and equipment as a result of property additions.

(2)                                 Represents residual value guarantee charges recorded in the three months ended June 30, 2010 related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010. There is no similar charge in the three months ended June 30, 2011.

(3)                                  Represents the favorable impact of (i) a decrease in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, which took place in the second quarter of 2010, and (ii) a decrease in costs associated with the Merger.

(4)                                  Represents a decrease in interest expense as a result of a decrease in our weighted average interest rate during the second quarter of 2011 as compared to the second quarter of 2010.

(5)                                 Represents an improvement in income from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes key executive transition charges of $2.5 million recorded in the three months ended June 30, 2011, which include separation charges related to the resignations of our former Chief Financial Officer (“CFO”) and the former President of TruGreen in the second quarter of 2011.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $520.6 million for the second quarter of 2011 compared to $513.3 million for the second quarter of 2010. As a percentage of revenue, these costs decreased to 53.8 percent for the three months ended June 30, 2011 from 54.6 percent for the three months ended June 30, 2010. This percentage decrease primarily reflects the impact of residual value guarantee charges related to synthetic leases recorded in 2010 at TruGreen for which there is no similar charge in 2011, favorable termite damage claims trends at Terminix and favorable claims trends in our medical plan and our automobile, general liability and workers’ compensation program, which may or may not continue. These items were offset, in part, by increased fuel costs.

The Company reported selling and administrative expenses of $259.1 million for the second quarter of 2011 compared to $257.8 million for the second quarter of 2010. As a percentage of revenue, these costs decreased to 26.8 percent for the three months ended June 30, 2011 from 27.4 percent for the three months ended June 30, 2010. This percentage decrease primarily reflects the reduced sales and marketing spend at TruGreen and American Home Shield and decreased provisions for certain legal matters at American Home Shield. These items were offset, in part, by increased investments in sales and marketing at Terminix, investments in a new customer relationship management (“CRM”) platform at American Home Shield, key executive transition charges of $2.5 million and investments in information systems for payment card industry (“PCI”) standards compliance purposes.

Amortization expense was $26.4 million for the second quarter of 2011 compared to $39.7 million for the second quarter of 2010. The decrease is a result of certain finite lived intangible assets being fully amortized as of July 24, 2010.

Non-operating expense totaled $67.2 million for the second quarter of 2011 compared to $72.3 million for the second quarter of 2010. This change is primarily due to a $4.8 million decrease in interest expense as a result of a decrease in our weighted-average interest rate. Interest and net investment income was comprised of the following for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
(In thousands)	2011	2010
Realized gains(1)	$1,146	$1,604
Deferred compensation trust(2)	59	(810)
Other(3)	193	202
Interest and net investment income	$1,398	$996

(1)                                  Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)                                  Represents investment income (loss) resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within loss from continuing operations before income taxes).

(3)                                  Represents interest income on other cash balances.

The effective tax rate on income from continuing operations was 35.6 percent for the second quarter of 2011 compared to 17.2 percent for second quarter of 2010. The effective tax rate for the three months ended June 30, 2010 was impacted by a cumulative adjustment arising from a revision in the anticipated annual effective tax rate during the second quarter of 2010.

Restructuring Charges

The Company incurred restructuring charges of $0.1 million and $4.1 million for the three months ended June 30, 2011 and 2010, respectively. Restructuring charges were comprised of the following:

	Three months ended June 30,
(In thousands)	2011	2010
TruGreen reorganization and restructuring(1)	$—	$2,939
Terminix branch optimization(2)	(73)	—
Other(3)	167	1,141
Total restructuring charges	$94	$4,080

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended June 30, 2010, these charges include consulting fees of $1.9 million and severance and lease termination costs of $1.0 million.

(2)                                  Represents restructuring credits related to a branch optimization project. For the three months ended June 30, 2011, these credits include adjustments to lease termination reserves.

(3)                                 For the three months ended June 30, 2011, these charges include costs associated with previous restructuring initiatives. For the three months ended June 30, 2010, these charges include severance, retention, legal fees and other costs associated with the Merger and costs associated with previous restructuring initiatives.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of June 30,
	2011	2010
TruGreen —
(Reduction) Growth in Full Program Accounts	(5.2)%	2.5%
Customer Retention Rate	67.2%	70.9%
Terminix—
Growth in Pest Control Customers	4.7%	2.5%
Pest Control Customer Retention Rate	80.3%	79.7%
Reduction in Termite Customers	(0.3)%	(0.5)%
Termite Customer Retention Rate	86.3%	86.2%
American Home Shield—
(Reduction) Growth in Home Service Contracts	(1.5)%	5.0%
Customer Retention Rate	66.0%	65.6%

Segment Reviews for the Second Quarter 2011 Compared to 2010

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to (loss) income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company’s performance that are not required by, or presented in accordance with GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity. “Adjusted EBITDA” means net income (loss) before net income (loss) from discontinued operations; provision (benefit) for income taxes; other expense; interest expense and interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income and residual value guarantee charges. “Comparable Operating Performance” is calculated by adding back to Adjusted EBITDA an amount equal to the non-cash stock-based compensation expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

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

Operating Revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended June 30,
(In thousands)	2011	2010
Operating Revenue:
TruGreen	$383,022	$378,642
Terminix	334,258	323,393
American Home Shield	195,326	183,792
ServiceMaster Clean	32,870	32,034
Other Operations and Headquarters	21,964	21,738
Total Operating Revenue	$967,440	$939,599

Comparable Operating Performance:
TruGreen	$79,109	$78,577
Terminix	90,572	85,091
American Home Shield	43,592	33,775
ServiceMaster Clean	14,364	14,745
Other Operations and Headquarters	(18,136)	(25,479)
Total Comparable Operating Performance	$209,501	$186,709

Memo: Items included in Comparable Operating Performance:
Restructuring charges(1)	$94	$4,080
Management and consulting fees(2)	$1,875	$1,875

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations	$(4,411)	$(842)

(1)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, which took place in the second quarter of 2010, and costs associated with the Merger.

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

(in thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Three Months Ended June 30, 2011
Operating income (loss)(1)	$68,588	$72,108	$31,356	$12,529	$(23,404)	$161,177
Depreciation and amortization expense	10,530	18,476	11,090	1,835	3,230	45,161
EBITDA	79,118	90,584	42,446	14,364	(20,174)	206,338
Interest and net investment income(2)	—	—	1,146	—	252	1,398
Adjusted EBITDA	79,118	90,584	43,592	14,364	(19,922)	207,736
Non-cash stock-based compensation expense	—	—	—	—	1,786	1,786
Non-cash credits attributable to purchase accounting(4)	(9)	(12)	—	—	—	(21)
Comparable Operating Performance	$79,109	$90,572	$43,592	$14,364	$(18,136)	$209,501
Memo: Items included in Comparable Operating Performance:
Restructuring charges (credits)(5)	$8	$(73)	$—	$—	$159	$94
Management and consulting fees(6)	$—	$—	$—	$—	$1,875	$1,875
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(4,411)	$(4,411)

Three Months Ended June 30, 2010
Operating income (loss)(1)	$52,606	$68,755	$21,360	$12,572	$(30,544)	$124,749
Depreciation and amortization expense	22,536	16,386	10,850	1,789	3,395	54,956
EBITDA	75,142	85,141	32,210	14,361	(27,149)	179,705
Interest and net investment income (loss)(2)	—	—	1,603	—	(607)	996
Residual value guarantee charges(3)	3,448	—	—	384	96	3,928
Adjusted EBITDA	78,590	85,141	33,813	14,745	(27,660)	184,629
Non-cash stock-based compensation expense	—	—	—	—	2,181	2,181
Non-cash credits attributable to purchase accounting(4)	(13)	(50)	(38)	—	—	(101)
Comparable Operating Performance	$78,577	$85,091	$33,775	$14,745	$(25,479)	$186,709
Memo: Items included in Comparable Operating Performance:
Restructuring charges(5)	$2,939	$32	$—	$—	$1,109	$4,080
Management and consulting fees(6)	$—	$—	$—	$—	$1,875	$1,875
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(842)	$(842)

(1)                                  Presented below is a reconciliation of total segment operating income to net income:

	Three months ended June 30,
(In thousands)	2011	2010
Total Segment Operating Income	$161,177	$124,749
Non-operating Expense (Income):
Interest expense	68,378	73,157
Interest and net investment income	(1,398)	(996)
Other expense	173	176
Income from Continuing Operations before Income Taxes	94,024	52,412
Provision for income taxes	33,462	9,024
Income from Continuing Operations	60,562	43,388
Loss from discontinued operations, net of income taxes	(3,842)	(30,944)
Net Income	$56,720	$12,444

(2)                                 Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash and short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $274.4 million as of June 30, 2011. American Home Shield interest and net investment income was $1.1 million and $1.6 million for the second quarter of 2011 and 2010, respectively. The balance of interest and net investment income primarily relates to (i) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                                 Represents residual value guarantee charges recorded in the three months ended June 30, 2010 related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010.

(4)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen and costs associated with the Merger.

(6)                                 Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

(7)                                 The table included in “Discontinued Operations” below presents reconciliations of operating loss, the most directly comparable financial measure under GAAP, to EBITDA and Comparable Operating Performance for the periods presented.

TruGreen Segment

The TruGreen segment, which provides lawn, tree and shrub care services, reported a 1.2 percent increase in revenue, a 30.4 percent increase in operating income and a 0.7 percent increase in Comparable Operating Performance for the second quarter of 2011 compared to 2010. The revenue results reflect improved price realization and higher sales of expanded services, offset, in part, by a 5.2 percent decline in customer counts driven by a decrease in new unit sales generated in our neighborhood sales channel, and the unfavorable impact of differences between years in the start of production in certain areas of the country. In 2010, due to unfavorable weather conditions, production that historically occurred in the first quarter was shifted to the second quarter. TruGreen is redefining its sales channel mix by shifting focus away from our neighborhood sales channel. TruGreen is continuing its efforts to reduce customer cancellations by focusing on the overall quality of service delivery, including more consistent service delivery, an improved recovery program for problem lawns, the reduction of lawn specialist turnover and the continued improvement of overall communication with customers.

TruGreen’s Comparable Operating Performance improved $0.5 million for the second quarter of 2011 compared to 2010, which includes the impact of increased revenue, reduced sales and marketing spend driven by the reduced focus in the neighborhood sales channel and a $2.9 million decrease in restructuring charges, offset, in part, by increased fuel costs, and key executive transition charges of $1.0 million recorded in the second quarter of 2011 attributable to separation charges related to the resignation of the former President of TruGreen.

Terminix Segment

The Terminix segment, which provides termite and pest control services and distributes pest control products, reported a 3.4 percent increase in revenue, a 4.9 percent increase in operating income and a 6.4 percent increase in Comparable Operating Performance for the second quarter of 2011 compared to 2010. Termite revenue increased 1.2 percent for the second quarter of 2011 compared to 2010 due to improved price realization, offset, in part, by a decrease in new unit sales driven by weak termite activity. Pest control revenues increased 6.1 percent for the second quarter of 2011 compared to 2010, reflecting a 4.7 percent increase in customer counts and an increase in one-time services.

Terminix’s Comparable Operating Performance improved $5.5 million for the second quarter of 2011 compared to 2010, which includes the impact of increased revenue, favorable termite damage claims trends and the favorable impact of acquiring assets in connection with exiting certain fleet leases, offset, in part, by increased investments in sales and marketing and increased fuel costs.

American Home Shield Segment

The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 6.3 percent increase in revenue, a 46.8 percent increase in operating income and a 29.1 percent increase in Comparable Operating Performance for the second quarter of 2011 compared to 2010. The increase in revenue reflects improved price realization and a favorable impact in the quarter due to differences between years in the timing of warranty claims. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs.

American Home Shield’s Comparable Operating Performance improved $9.8 million for the second quarter of 2011 compared to 2010, which includes the impact of increased revenue, reduced sales and marketing spend and decreased provisions for certain legal matters, offset, in part, by investments in a new CRM platform.

ServiceMaster Clean Segment

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration and cleaning services through franchisees primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 2.6 percent increase in revenue, a 0.3 percent decrease in operating income and a 2.6 percent decrease in Comparable Operating Performance for the second quarter of 2011 compared to 2010. Trends in revenue reflect an increase in national janitorial accounts and fee revenue resulting from growth in disaster restoration services, offset, in part, by a decrease in sales of products to franchisees.

ServiceMaster Clean’s Comparable Operating Performance declined $0.4 million for the second quarter of 2011 compared to 2010, which reflects increased investments in sales and marketing, offset, in part, by the impact of increased revenue.

Other Operations and Headquarters Segment

This segment includes the operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 1.0 percent increase in revenue, a 23.4 percent improvement in operating loss and a 28.8 percent improvement in Comparable Operating Performance for the second quarter of 2011 compared to 2010. The Merry Maids operations reported a 1.7 percent increase in revenue for the second quarter of 2011 compared to 2010.

The segment’s Comparable Operating Performance improved $7.3 million for the second quarter of 2011 compared to 2010, which includes the impact of a $1.0 million decrease in restructuring charges and favorable claims trends in our medical plan and our automobile, general liability and workers’ compensation program, which may or may not continue, offset, in part, by key executive transition charges of $1.5 million recorded in the second quarter of 2011 attributable to separation charges related to the resignation of our former CFO and investments in information systems for PCI standards compliance purposes.

Discontinued Operations

In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Additionally, upon completion of the sale, a $1.3 million loss on sale ($0.7 million, net of tax) was recorded in the second quarter of 2011. The loss on the disposition of the TruGreen LandCare business is subject to certain post-closing adjustments, and such adjustments could be significant to the purchase price.

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to EBITDA and Comparable Operating Performance for the three months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,
(In thousands)	2011	2010
Operating loss	$(5,115)	$(3,687)
Benefit for income taxes	(1,986)	(1,484)
Operating loss, net of income taxes	(3,129)	(2,203)
Loss on sale and impairments, net of income taxes(1)	(713)	(28,741)
Loss from discontinued operations, net of income taxes	$(3,842)	$(30,944)

Operating loss	$(5,115)	$(3,687)
Interest expense	4	12
Depreciation and amortization expense	700	2,987
EBITDA(2)	(4,411)	(688)
Non-cash credits attributable to purchase accounting	—	(154)
Comparable Operating Performance	$(4,411)	$(842)

(1)                            Includes goodwill and trade name impairments of $46.9 million ($28.7 million, net of tax) in the three months ended June 30, 2010.

(2)                            There are no adjustments necessary to reconcile EBITDA to Adjusted EBITDA for the three months ended June 30, 2011 and 2010.

Six Months Ended June 30, 2011 Compared to 2010

The Company reported revenue of $1,582.1 million for the six months ended June 30, 2011, a $61.9 million or 4.1 percent increase compared to 2010. The revenue increase was driven by the results of our business units as described in our “Segment Reviews for the Six Months Ended June 30, 2011 Compared to 2010.”

Operating income was $185.0 million for the six months ended June 30, 2011, a $55.3 million or 42.6 percent increase compared to the six months ended June 30, 2010. Income from continuing operations before income taxes was $51.4 million for the six months ended June 30, 2011 compared to a loss of $12.9 million for the six months ended June 30, 2010. The increase in income (loss) from continuing operations before income taxes of $64.3 million primarily reflects the net effect of year over year changes in the following items:

(In thousands)
Depreciation and amortization expense(1)	$20,094
Residual value guarantee charge(2)	9,051
Restructuring charges(3)	4,750
Interest expense(4)	8,934
Segment results(5)	21,443
Other	34
$64,306

(1)                                  Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets being fully amortized as of July 24, 2010, offset, in part, by increased depreciation of property and equipment as a result of property additions.

(2)                                 Represents residual value guarantee charges recorded in the six months ended June 30, 2010 related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010. There is no similar charge in the six months ended June 30, 2011.

(3)                                  Represents the net favorable impact of (i) a decrease in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, which took place in the six months ended June 30, 2010, (ii) an increase in restructuring charges related to a branch optimization project at Terminix, which took place in the first quarter of 2011, and (iii) a decrease in costs associated with the Merger.

(4)                                  Represents a decrease in interest expense as a result of a decrease in our weighted average interest rate during the six months ended June 30, 2011 as compared to 2010.

(5)                                  Represents an improvement in income from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes key executive transition charges of $5.3 million recorded in the six months ended June 30, 2011, which include recruiting costs and a signing bonus related to the hiring of our new Chief Executive Officer (“CEO”), separation charges related to the retirement of our former CEO on March 31, 2011 and separation charges related to the resignations of the former President of Merry Maids in the first quarter of 2011 and our former CFO and the former President of TruGreen in the second quarter of 2011.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $891.2 million for the six months ended June 30, 2011 compared to $867.8 million for the six months ended June 30, 2010. As a percentage of revenue, these costs decreased to 56.3 percent for the six months ended June 30, 2011 from 57.1 percent for the six months ended June 30, 2010. This percentage decrease primarily reflects the impact of residual value guarantee charges related to synthetic leases recorded in 2010 at TruGreen for which there is no similar charge in 2011, reduced provisions for certain legal matters at Terminix and favorable claims trends in our medical plan and our automobile, general liability and workers’ compensation program, which may or may not continue. These items were offset, in part, by increased costs related to ongoing initiatives at TruGreen and increased fuel costs.

The Company reported selling and administrative expenses of $450.5 million for the six months ended June 30, 2011 compared to $435.9 million for the six months ended June 30, 2010. As a percentage of revenue, these costs decreased to 28.5 percent for the six months ended June 30, 2011 from 28.7 percent for the six months ended June 30, 2010. This percentage decrease primarily reflects reduced sales and marketing spend and decreased provisions for certain legal matters at American Home Shield. These items were offset, in part, by increased investments in sales and marketing and increased overhead spend at Terminix, investments in a new CRM platform at American Home Shield, key executive transition charges of $5.3 million and investments in information systems for PCI standards compliance purposes.

Amortization expense was $52.8 million for the six months ended June 30, 2011 compared to $79.3 million for the six months ended June 30, 2010. The decrease is a result of certain finite lived intangible assets being fully amortized as of July 24, 2010.

Non-operating expense totaled $133.7 million for the six months ended June 30, 2011 compared to $142.7 million for the six months ended June 30, 2010. This change is primarily due to an $8.9 million decrease in interest expense as a result of a decrease in our weighted-average interest rate. Interest and net investment income was comprised of the following for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
(In thousands)	2011	2010
Realized gains(1)	$2,586	$3,229
Deferred compensation trust(2)	580	(373)
Other(3)	425	642
Interest and net investment income	$3,591	$3,498

(1)                                  Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)                                  Represents investment income (loss) resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within loss from continuing operations before income taxes).

(3)                                  Represents interest income on other cash balances.

The effective tax rate on income from continuing operations was 31.3 percent for the six months ended June 30, 2011 compared to 169.1 percent for the six months ended June 30, 2010.  The effective tax rate for the six months ended June 30, 2010 was affected by the reclassification of the TruGreen LandCare business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Restructuring Charges

The Company incurred restructuring charges of $2.7 million and $7.4 million for the six months ended June 30, 2011 and 2010, respectively. Restructuring charges were comprised of the following:

	Six months ended June 30,
(In thousands)	2011	2010
TruGreen reorganization and restructuring(1)	$—	$5,962
Terminix branch optimization(2)	2,467	—
Other(3)	216	1,471
Total restructuring charges	$2,683	$7,433

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the six months ended June 30, 2010, these charges include consulting fees of $3.8 million and severance and lease termination costs of $2.2 million.

(2)                                  Represents restructuring charges related to a branch optimization project. For the six months ended June 30, 2011, these charges include lease termination costs of $2.4 million and severance costs of $0.1 million.

(3)                                  For the six months ended June 30, 2011, these charges include costs associated with previous restructuring initiatives. For the six months ended June 30, 2010, these charges include severance, retention, legal fees and other costs associated with the Merger.

Segment Reviews for the Six Months Ended June 30, 2011 Compared to 2010

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to (loss) income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. As noted in segment reviews for the second quarter 2011 compared to 2010, the Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period.

Operating Revenues and Comparable Operating Performance by operating segment are as follows:

	Six months ended June 30,
(In thousands)	2011	2010
Operating Revenue:
TruGreen	$519,283	$502,724
Terminix	618,414	594,310
American Home Shield	336,258	316,997
ServiceMaster Clean	65,702	64,296
Other Operations and Headquarters	42,454	41,880
Total Operating Revenue	$1,582,111	$1,520,207

Comparable Operating Performance:
TruGreen	$68,720	$65,983
Terminix	160,609	154,072
American Home Shield	68,703	52,795
ServiceMaster Clean	28,495	29,684
Other Operations and Headquarters	(45,465)	(47,665)
Total Comparable Operating Performance	$281,062	$254,869

Memo: Items included in Comparable Operating Performance:
Restructuring charges(1)	$2,683	$7,433
Management and consulting fees(2)	$3,750	$3,750

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations	$(1,819)	$4,824

(1)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, which took place in the six months ended June 30, 2010, a branch optimization project at Terminix, which took place in the first quarter of 2011, and costs associated with the Merger.

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

(in thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Six Months Ended June 30, 2011
Operating income (loss)(1)	$48,828	$123,489	$44,513	$25,262	$(57,070)	$185,022
Depreciation and amortization expense	19,911	37,147	21,604	3,233	6,429	88,324
EBITDA	68,739	160,636	66,117	28,495	(50,641)	273,346
Interest and net investment income(2)	—	—	2,586	—	1,005	3,591
Adjusted EBITDA	68,739	160,636	68,703	28,495	(49,636)	276,937
Non-cash stock-based compensation expense	—	—	—	—	4,171	4,171
Non-cash credits attributable to purchase accounting(4)	(19)	(27)	—	—	—	(46)
Comparable Operating Performance	$68,720	$160,609	$68,703	$28,495	$(45,465)	$281,062
Memo: Items included in Comparable Operating Performance:
Restructuring charges(5)	$5	$2,467	$—	$20	$191	$2,683
Management and consulting fees(6)	$—	$—	$—	$—	$3,750	$3,750
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(1,819)	$(1,819)

Six Months Ended June 30, 2010
Operating income (loss)(1)	$13,518	$121,735	$28,468	$25,244	$(59,223)	$129,742
Depreciation and amortization expense	44,511	32,450	21,137	3,584	6,736	108,418
EBITDA	58,029	154,185	49,605	28,828	(52,487)	238,160
Interest and net investment income(2)	—	—	3,228	—	270	3,498
Residual value guarantee charges(3)	7,982	—	—	856	213	9,051
Adjusted EBITDA	66,011	154,185	52,833	29,684	(52,004)	250,709
Non-cash stock-based compensation expense	—	—	—	—	4,339	4,339
Non-cash credits attributable to purchase accounting(4)	(28)	(113)	(38)	—	—	(179)
Comparable Operating Performance	$65,983	$154,072	$52,795	$29,684	$(47,665)	$254,869
Memo: Items included in Comparable Operating Performance:
Restructuring charges (credits)(5)	$5,962	$78	$(127)	$—	$1,520	$7,433
Management and consulting fees(6)	$—	$—	$—	$—	$3,750	$3,750
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$4,824	$4,824

(1)                                  Presented below is a reconciliation of total segment operating income to net income (loss):

	Six months ended June 30,
(In thousands)	2011	2010
Total Segment Operating Income	$185,022	$129,742
Non-operating Expense (Income):
Interest expense	136,893	145,827
Interest and net investment income	(3,591)	(3,498)
Other expense	348	347
Income (Loss) from Continuing Operations before Income Taxes	51,372	(12,934)
Provision (Benefit) for income taxes	16,105	(21,867)
Income from Continuing Operations	35,267	8,933
Loss from discontinued operations, net of income taxes	(24,943)	(29,149)
Net Income (Loss)	$10,324	$(20,216)

(2)                                 Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash and short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $274.4 million as of June 30, 2011. American Home Shield interest and net investment income was $2.6 million and $3.2 million for the six months ended June 30, 2011 and 2010, respectively. The balance of interest and net investment income primarily relates to (i) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income (loss) from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                                 Represents residual value guarantee charges recorded in the six months ended June 30, 2010 related to a synthetic lease for operating properties that did not result in additional cash payments to exit the facility at the end of the lease term in July 2010.

(4)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix and costs associated with the Merger.

(6)                                Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

(7)                                 The table included in “Discontinued Operations” below presents reconciliations of operating loss, the most directly comparable financial measure under GAAP, to EBITDA and Comparable Operating Performance for the periods presented.

TruGreen Segment

The TruGreen segment reported a 3.3 percent increase in revenue, a 261.2 percent increase in operating income and a 4.1 percent increase in Comparable Operating Performance for the six months ended June 30, 2011 compared to 2010. The revenue results reflect improved price realization and higher sales of expanded services and ice melt services, offset, in part, by a 5.2 percent decline in customer counts driven by a decrease in new unit sales generated in our neighborhood sales channel.

TruGreen’s Comparable Operating Performance improved $2.7 million for the six months ended June 30, 2011 compared to 2010, which includes the impact of increased revenue and a $6.0 million decrease in restructuring charges, offset, in part, by increased fuel costs, costs related to ongoing initiatives to improve customer service, and key executive transition charges of $1.0 million recorded in the six months ended June 30, 2011 attributable to separation charges related to the resignation of the former President of TruGreen.

Terminix Segment

The Terminix segment reported a 4.1 percent increase in revenue, a 1.4 percent increase in operating income and a 4.2 percent increase in Comparable Operating Performance for the six months ended June 30, 2011 compared to 2010. Termite revenue increased 2.2 percent for the six months ended June 30, 2011 compared to 2010 due to improved price realization, offset, in part, by a decrease in new unit sales driven by weak termite activity. Pest control revenues increased 6.3 percent for the six months ended June 30, 2011 compared to 2010, reflecting a 4.7 percent increase in customer counts and an increase in one-time services.

Terminix’s Comparable Operating Performance improved $6.5 million for the six months ended June 30, 2011 compared to 2010, which includes the impact of increased revenue, reduced provisions for certain legal matters and the favorable impact of acquiring assets in connection with exiting certain fleet leases, offset, in part, by a $2.4 million increase in restructuring charges related to Terminix’s branch optimization program, increased investments in sales and marketing and increased fuel costs and overhead spend.

American Home Shield Segment

The American Home Shield segment reported a 6.1 percent increase in revenue, a 56.4 percent increase in operating income and a 30.1 percent increase in Comparable Operating Performance for the six months ended June 30, 2011 compared to 2010. The increase in revenue reflects improved price realization and a favorable impact in the six months due to differences between years in the timing of warranty claims. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs.

American Home Shield’s Comparable Operating Performance improved $15.9 million for the six months ended June 30, 2011 compared to 2010, which includes the impact of increased revenue, reduced sales and marketing spend and decreased provisions for certain legal matters, offset, in part, by investments in a new CRM platform.

ServiceMaster Clean Segment

The ServiceMaster Clean segment reported a 2.2 percent increase in revenue, a 0.1 percent increase in operating income and a 4.0 percent decrease in Comparable Operating Performance for the six months ended June 30, 2011 compared to 2010. Trends in revenue reflect an increase in national janitorial accounts and fee revenue resulting from growth in disaster restoration services, offset, in part, by a decrease in sales of products to franchisees.

ServiceMaster Clean’s Comparable Operating Performance declined $1.2 million for the six months ended June 30, 2011 compared to 2010, which reflects increased investments in sales and marketing, offset, in part, by the impact of increased revenue.

Other Operations and Headquarters Segment

This segment includes the operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 1.4 percent increase in revenue, a 3.6 percent improvement in operating loss and a 4.6 percent improvement in Comparable Operating Performance for the six months ended June 30, 2011 compared to 2010. The Merry Maids operations reported a 1.9 percent increase in revenue for the six months ended June 30, 2011 compared to 2010.

The segment’s Comparable Operating Performance improved $2.2 million for the six months ended June 30, 2011 compared to 2010, which includes the impact of a $1.3 million decrease in restructuring charges and favorable claims trends in our medical plan and our automobile, general liability and workers’ compensation program, which may or may not continue, offset, in part, by key executive transition charges of $4.3 million recorded in the six months ended June 30, 2011 (of which $0.6 million was attributable to separation charges related to the resignation of the former President of Merry Maids) and investments in information systems for PCI standards compliance purposes.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to EBITDA and Comparable Operating Performance for the six months ended June 30, 2011 and 2010 are as follows:

	Six months ended June 30,
(In thousands)	2011	2010
Operating loss	$(5,190)	$(662)
Benefit for income taxes	(2,009)	(254)
Operating loss, net of income taxes	(3,181)	(408)
Loss on sale and impairments, net of income taxes(1)	(21,762)	(28,741)
Loss from discontinued operations, net of income taxes	$(24,943)	$(29,149)

Operating loss	$(5,190)	$(662)
Interest expense	16	23
Depreciation and amortization expense	3,509	5,775
EBITDA(2)	(1,665)	5,136
Non-cash credits attributable to purchase accounting	(154)	(312)
Comparable Operating Performance	$(1,819)	$4,824

(1)                                  Includes goodwill and trade name impairments of $46.9 million ($28.7 million, net of tax) in the six months ended June 30, 2010.

(2)                                  There are no adjustments necessary to reconcile EBITDA to Adjusted EBITDA for the six months ended June 30, 2011 and 2010.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations increased $47.6 million to $143.1 million for the six months ended June 30, 2011 compared to $95.5 million for the six months ended June 30, 2010.

Net cash provided from operating activities for the six months ended June 30, 2011 was comprised of $137.9 million in earnings adjusted for non-cash charges and a $8.3 million decrease in cash required for working capital, offset, in part, by $3.1 million in cash payments related to restructuring charges. The decrease in working capital requirements for the six months ended June 30, 2011 was favorably impacted by the timing of customer prepayments and the reduction in current income tax receivables due to the application of the full year projected income tax rate to income from continuing operations before income taxes for the six months ended June 30, 2011.  These favorable items were partially offset by normal seasonal increases in working capital requirements.

Net cash provided from operating activities for the six months ended June 30, 2010 was comprised of $133.6 million in earnings adjusted for non-cash charges, offset in part, by a $30.5 million increase in cash required for working capital and $7.6 million in cash payments related to restructuring charges. The increase in working capital requirements for the six months ended June 30, 2010 was driven primarily by normal seasonal working capital needs. Working capital requirements were adversely impacted by growth in accounts receivable balances due to the timing of services in the second quarter, as well as increases in revenue in service lines with longer than average collection terms. Working capital requirements were also adversely impacted by growth in current income tax receivables due to the application of the full year projected income tax rate to the loss from continuing operations before income taxes for the six months ended June 30, 2010, offset by, an increase in accruals for residual value guarantee charges related to the synthetic leases, certain legal matters and incentive compensation related to 2010 performance.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $75.0 million for the six months ended June 30, 2011 compared to $52.4 million for the six months ended June 30, 2010.

Capital expenditures increased to $57.8 million for the six months ended June 30, 2011 from $35.3 million for the six months ended June 30, 2010 and included vehicle purchases of $33.7 million, recurring capital needs and information technology projects. The Company anticipates that capital expenditures, excluding vehicle fleet purchases, for the full year 2011 will range from $60.0 million to $70.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. The Company’s capital requirement for fleet vehicles for the full year 2011 is expected to range from $55.0 million to $65.0 million. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions for the six months ended June 30, 2011 totaled $11.9 million, compared with $14.8 million for the six months ended June 30, 2010. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its acquisition program at Terminix, TruGreen and Merry Maids.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $20.7 million for the six months ended June 30, 2011 compared to $12.1 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, the Company made scheduled principal payments of long-term debt of $20.4 million. During the six months ended June 30, 2010, the Company had borrowings of $10.0 million and made scheduled principal payments of long-term debt of $22.1 million.

Liquidity

The Company is highly leveraged, and a substantial portion of the Company’s liquidity needs is due to service requirements on indebtedness incurred in connection with the Merger and from funding the Company’s operations, working capital and capital expenditures. The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements as of June 30, 2011.

Cash and short- and long-term marketable securities totaled $471.5 million as of June 30, 2011, compared with $393.3 million as of December 31, 2010. As of June 30, 2011 and December 31, 2010, $274.4 million and $242.2 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, which could enhance our liquidity.

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of June 30, 2011, the Company’s residual value guarantees related to the leased assets totaled $39.7 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.9 million in the condensed consolidated statements of financial position.

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

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2011, the estimated fair value of the Company’s fuel swap contracts was a net asset of $7.7 million, and the Company had posted $1.5 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility and accounts receivable securitization arrangement (discussed below). We expect that cash provided from operations and available capacity under the Revolving Credit Facility and accounts receivable securitization arrangement will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of June 30, 2011, the Company had $442.5 million of remaining capacity available under the Revolving Credit Facility and $40.0 million of remaining capacity under the accounts receivable securitization arrangement.

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

The Company may from time to time repurchase or otherwise retire or extend the Company’s debt and/or take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its condensed consolidated statements of financial position.

In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $3.5 million for the six months ended June 30, 2011 and 2010 related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $3.5 million during the six months ended June 30, 2011 and 2010. Interest accrued by the Company and payable to Holdings as of June 30, 2011 and December 31, 2010 amounted to $3.2 million.

The Company has an accounts receivable securitization arrangement under which TruGreen and Terminix may sell certain eligible trade accounts receivable to Funding, the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of June 30, 2011, the amount of eligible receivables was approximately $50.0 million.

During the six months ended June 30, 2011, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of June 30, 2011 and December 31, 2010, the Company had $10.0 million outstanding under the arrangement and, as of June 30, 2011, had $40.0 million of remaining capacity available under the trade accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. As part of the annual renewal of the facility, which occurred on July 26, 2011, this Purchaser agreed to continue its participation in the arrangement through July 17, 2012.

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $274.4 million as of June 30, 2011, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $207.3 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect throughout 2011, and similar limitations are expected to be in effect in 2012. The remainder of the $274.4 million, or $67.1 million, is related to amounts that the Company’s management does not consider readily available to be used to service the Company’s indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries.

The 2010 Form 10-K included disclosure of the Company’s contractual obligations and commitments as of December 31, 2010. The Company continues to make the contractually required payments, and, therefore, the 2011 obligations and commitments as listed in the 2010 Form 10-K have been reduced by the required payments. There were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the six months ended June 30, 2011.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seek,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, the degree and timing of economic recovery; governmental regulation or interpretation thereof; financial position; results of operations; cash flows; prospects; growth strategies and/or expectations; capital expenditures and requirements; customer retention; the continuation of acquisitions; fuel prices; attraction and retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home service contract claims; post-closing purchase price adjustments, including items related to working capital associated with the TruGreen LandCare disposition; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including the risks and uncertainties discussed in Item 1A—Risk Factors in Part I of the 2010 Form 10-K could cause actual results and outcomes to differ materially from those in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•                  weather conditions, including potential impacts, if any, from climate change, known and unknown, and seasonality factors that affect the demand for our services and the cost of our claims and services;

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

•                  a continuation or change in general economic, financial and credit conditions in the United States and elsewhere (for example, any adverse developments in the global credit and financial markets due to the recent downgrade of the U.S. long-term sovereign credit rating), especially as such may affect home sales, consumer or business liquidity, bank failures, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, mortgage foreclosures and subprime credit dislocations;

•                  a failure of any insurance company that provides insurance or reinsurance to us;

•                  changes in the type or mix of our service offerings or products;

•                  existing and future governmental regulation and the enforcement thereof, including regulation relating to the environment; restricting or banning of telemarketing; door-to-door solicitation; direct mail or other marketing activities; the Termite Inspection and Protection Plan; pesticides and/or fertilizers; or other legislation, regulation or interpretations impacting our business models;

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

•                  risks associated with dispositions, for example, post-closing claims being made against us, post-closing purchase price adjustments including items related to working capital, disruption to our other businesses during the sale process or thereafter; and credit risks associated with any buyer of such disposed businesses and the Company’s ability to collect funds due from any such buyer related to seller financings licensing or transition service arrangements;

•                  constraints associated with non-compete agreements or other restrictive covenants entered into by the Company, including in connection with business dispositions and which may restrict the Company’s ability to conduct business in particular market segments or compete in particular geographic regions.

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

•                  changes in claims trends in our medical plan and our automobile, general liability and workers’ compensation program;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into these contracts for trading or speculative purposes. In the Company’s opinion, the market risk associated with debt obligations and other significant instruments as of June 30, 2011 has not materially changed from December 31, 2010 (see Item 7A of the 2010 Form 10-K).

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 23 million gallons of fuel on an annual basis. A ten percent change in fuel prices would result in a change of approximately $7.0 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2011, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $52.2 million, maturing through 2012. The estimated fair value of these contracts as of June 30, 2011 was a net asset of $7.7 million. These fuel swap contracts provide a fixed price for approximately 79.2 percent and 28.6 percent of the Company’s estimated fuel usage for the remainder of 2011 and 2012, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s CEO, Harry J. Mullany III, and ServiceMaster’s Senior Vice President, Interim CFO and Chief Accounting Officer, David W. Martin, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. ServiceMaster’s disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Memphis, Tennessee. Messrs. Mullany and Martin have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective and class action basis, regulatory, insured and uninsured employment, general and commercial liability, wage and hour and environmental proceedings. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court approval. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Separation Agreement and General Release entered into on May 16, 2011, between the Company and Stephen M. Donly.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ David W. Martin
David W. Martin
Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer