Form 10-Q
period 2011-09-30
SERVICEMASTER CO
filed 2011-11-14
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At November 14, 2011, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

The ServiceMaster Company is not required to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and is doing so on a voluntary basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three months ended September 30,
	2011	2010
Operating Revenue	$930,920	$918,982

Operating Costs and Expenses:
Cost of services rendered and products sold	517,756	505,342
Selling and administrative expenses	245,935	260,513
Amortization expense	20,137	30,090
Restructuring charges	1,593	1,563
Total operating costs and expenses	785,421	797,508

Operating Income	145,499	121,474

Non-operating Expense (Income):
Interest expense	68,317	71,256
Interest and net investment income	(4,628)	(3,989)
Other expense	174	209

Income from Continuing Operations before Income Taxes	81,636	53,998
Provision for income taxes	34,421	45,657

Income from Continuing Operations	47,215	8,341

Loss from discontinued operations, net of income taxes	(1,487)	(3,051)
Net Income	$45,728	$5,290

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010
Operating Revenue	$2,513,031	$2,439,189

Operating Costs and Expenses:
Cost of services rendered and products sold	1,408,959	1,373,097
Selling and administrative expenses	696,388	696,455
Amortization expense	72,887	109,425
Restructuring charges	4,276	8,996
Total operating costs and expenses	2,182,510	2,187,973

Operating Income	330,521	251,216

Non-operating Expense (Income):
Interest expense	205,210	217,083
Interest and net investment income	(8,219)	(7,487)
Other expense	522	556

Income from Continuing Operations before Income Taxes	133,008	41,064
Provision for income taxes	50,526	23,790

Income from Continuing Operations	82,482	17,274

Loss from discontinued operations, net of income taxes	(26,430)	(32,200)
Net Income (Loss)	$56,052	$(14,926)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position

(In thousands, except share data)

	As of September 30, 2011	As of December 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$291,750	$252,698
Marketable securities	26,330	30,406
Receivables, less allowance of $20,742 and $16,709, respectively	450,311	352,094
Inventories	59,869	54,732
Prepaid expenses and other assets	46,531	40,864
Deferred customer acquisition costs	37,679	34,377
Deferred taxes	34,686	11,558
Assets of discontinued operations	106	51,004
Total Current Assets	947,262	827,733
Property and Equipment:
At cost	524,280	440,049
Less: accumulated depreciation	(220,421)	(173,151)
Net property and equipment	303,859	266,898

Other Assets:
Goodwill	3,146,116	3,125,293
Intangible assets, primarily trade names, service marks and trademarks, net	2,592,612	2,653,511
Notes receivable	20,974	22,550
Long-term marketable securities	121,339	110,177
Other assets	9,703	7,164
Debt issuance costs	42,103	52,366
Assets of discontinued operations	—	32,398
Total Assets	$7,183,968	$7,098,090

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$104,470	$72,645
Accrued liabilities:
Payroll and related expenses	86,424	85,647
Self-insured claims and related expenses	80,673	81,278
Accrued interest payable	34,997	69,645
Other	80,801	83,114
Deferred revenue	468,930	449,647
Liabilities of discontinued operations	2,003	16,300
Current portion of long-term debt	60,998	49,412
Total Current Liabilities	919,296	907,688

Long-Term Debt	3,880,195	3,899,075

Other Long-Term Liabilities:
Deferred taxes	984,204	934,971
Liabilities of discontinued operations	1,471	4,848
Other long-term obligations	145,048	163,981
Total Other Long-Term Liabilities	1,130,723	1,103,800

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,462,132	1,455,881
Retained deficit	(194,931)	(250,983)
Accumulated other comprehensive loss	(13,447)	(17,371)
Total Shareholder’s Equity	1,253,754	1,187,527
Total Liabilities and Shareholder’s Equity	$7,183,968	$7,098,090

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010
Cash and Cash Equivalents at Beginning of Period	$252,698	$255,356

Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	56,052	(14,926)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss from discontinued operations	26,430	32,200
Depreciation expense	53,644	44,351
Amortization expense	72,887	109,425
Amortization of debt issuance costs	10,544	10,933
Deferred income tax provision	24,374	6,870
Stock-based compensation expense	6,251	6,864
Restructuring charges	4,276	8,996
Cash payments related to restructuring charges	(4,741)	(9,785)
Change in working capital, net of acquisitions:
Current income taxes	17,003	3,827
Receivables	(97,246)	(98,016)
Inventories and other current assets	(15,724)	(22,430)
Accounts payable	30,197	30,340
Deferred revenue	17,782	1,061
Accrued liabilities	(43,717)	(5,163)
Other, net	(1,322)	6,237
Net Cash Provided from Operating Activities from Continuing Operations	156,690	110,784

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(79,653)	(96,322)
Sale of equipment and other assets	1,217	998
Acquisition of The ServiceMaster Company	(35)	(2,219)
Other business acquisitions, net of cash acquired	(24,702)	(52,488)
Purchase of other intangibles	(1,900)	—
Notes receivable, financial investments and securities, net	(5,267)	20,954
Net Cash Used for Investing Activities from Continuing Operations	(110,340)	(129,077)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	15,000
Payments of debt	(30,053)	(49,797)
Debt issuance costs paid	(281)	(30)
Net Cash Used for Financing Activities from Continuing Operations	(30,334)	(34,827)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(2,449)	4,691
Cash provided from (used for) investing activities:
Proceeds from sale of business	27,102	—
Other investing activities	(1,617)	(8,410)
Net Cash Provided from (Used for) Discontinued Operations	23,036	(3,719)

Cash Increase (Decrease) During the Period	39,052	(56,839)

Cash and Cash Equivalents at End of Period	$291,750	$198,517

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

The Company has franchise agreements in its TruGreen, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $17.6 million and $51.7 million for the three and nine months ended September 30, 2011, respectively, and $17.3 million and $51.9 million for the three and nine months ended September 30, 2010, respectively. Consolidated operating income from continuing operations was $145.5 million and $330.5 million for the three and nine months ended September 30, 2011, respectively, and $121.5 million and $251.2 million for the three and nine months ended September 30, 2010, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $468.9 million and $449.6 million of deferred revenue as of September 30, 2011 and December 31, 2010, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $37.7 million and $34.4 million as of September 30, 2011 and December 31, 2010, respectively.

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

Note 3. Restructuring Charges

The Company incurred restructuring charges of $1.6 million ($1.0 million, net of tax) for the three months ended September 30, 2011 and 2010. The Company incurred restructuring charges of $4.3 million ($2.6 million, net of tax) and $9.0 million ($5.5 million, net of tax) for the nine months ended September 30, 2011 and 2010, respectively. Restructuring charges were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
TruGreen reorganization and restructuring(1)	$684	$695	$684	$6,657
Terminix branch optimization(2)	485	—	2,952	—
Other(3)	424	868	640	2,339
Total restructuring charges	$1,593	$1,563	$4,276	$8,996

(1)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three and nine months ended September 30, 2011, these charges include severance costs of $0.7 million. For the three months ended September 30, 2010, these charges include consulting fees of $0.7 million. For the nine months ended September 30, 2010 these charges include consulting fees of $4.5 million and severance, lease termination and other costs of $2.2 million.

(2)                                  Represents restructuring charges related to a branch optimization project. For the three months ended September 30, 2011, these charges include lease termination costs of $0.5 million. For the nine months ended September 30, 2011, these charges include lease termination costs of $2.9 million and severance costs of $0.1 million.

(3)                                  For the three and nine months ended September 30, 2011, these charges include severance and retention costs of $0.4 million and $0.6 million, respectively. For the three and nine months ended September 30, 2010 these charges include reserve adjustments of $0.8 million and $1.1 million, respectively, and severance, retention, legal fees and other costs of $0.1 million and $1.2 million, respectively.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2010	$3,542
Costs incurred	4,276
Costs paid or otherwise settled	(5,028)
Balance as of September 30, 2011	$2,790

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of September 30, 2011, the Company’s residual value guarantees related to the leased assets totaled $35.6 million for which the Company has recorded a liability for the estimated fair value of these guarantees of $0.8 million in the condensed consolidated statements of financial position.

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance policies from third party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity. A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities — Self-insured claims and related expenses and Other long-term obligations on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Self-insured Claims
Balance as of December 31, 2010	$121,692
Provision for uninsured claims	21,806
Cash payments	(28,660)
Balance as of September 30, 2011	$114,838

(In thousands)	Accrued Self-insured Claims
Balance as of December 31, 2009	$130,932
Provision for uninsured claims	25,871
Cash payments	(29,208)
Balance as of September 30, 2010	$127,595

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

The Company has guarantees on certain bonds issued by divested companies associated with TruGreen LandCare, primarily performance type bonds. The maximum payments the Company could be required to make if the buyer of the divested companies is unable to fulfill their obligations is approximately $22.4 million as of September 30, 2011. The TruGreen LandCare purchase agreement requires that the buyer replace the bonds at the earlier of the bond’s expiration date or April 30, 2012. Substantially all of the bonds are scheduled to expire prior to 2015, but may be extended depending on the completion of the related projects. The Company believes that if it were to incur a loss on any individual bond guarantee, the likelihood of which the Company believes is remote, such loss would not have a material effect on the Company’s reputation, business, financial position, results of operations or cash flows.

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective, representative and class action basis, regulatory, insured and uninsured employment, general and commercial liability, wage and hour and environmental proceedings. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court approval. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

Note 5. Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations in the three and nine months ended September 30, 2011 and 2010.

See Note 12 for a discussion of the impairment recorded in loss from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2011, as a result of the Company’s decision to sell its TruGreen LandCare business unit. This impairment included $4.6 million related to the TruGreen LandCare trade name. The loss from discontinued operations, net of income taxes, for the nine months ended September 30, 2010 includes a non-cash impairment charge of $46.9 million to reduce the carrying value of TruGreen LandCare’s goodwill and trade name as a result of the Company’s interim impairment testing of goodwill and indefinite-lived intangible assets.

During the nine months ended September 30, 2011, the increase in goodwill and other intangible assets related primarily to tuck-in acquisitions completed throughout the period by TruGreen and Terminix.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance as of December 31, 2010	$1,191,071	$1,397,414	$347,783	$135,894	$53,131	$3,125,293
Acquisitions	11,671	11,031	—	—	—	22,702
Other(1)	(914)	(515)	(161)	(277)	(12)	(1,879)
Balance as of September 30, 2011	$1,201,828	$1,407,930	$347,622	$135,617	$53,119	$3,146,116

(1)                                  Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

There were no accumulated impairment losses as of September 30, 2011.

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30, 2011			As of December 31, 2010
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,370,200	$—	$2,370,200	$2,370,200	$—	$2,370,200
Customer relationships	677,231	(525,158)	152,073	668,649	(464,056)	204,593
Franchise agreements	88,000	(40,623)	47,377	88,000	(35,272)	52,728
Other	58,485	(35,523)	22,962	55,024	(29,034)	25,990
Total	$3,193,916	$(601,304)	$2,592,612	$3,181,873	$(528,362)	$2,653,511

(1)                                 Not subject to amortization.

Note 6. Stock-Based Compensation

For the three months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $2.1 million ($1.3 million, net of tax) and $2.5 million ($1.5 million, net of tax), respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $6.3 million ($3.8 million, net of tax) and $6.9 million ($4.3 million, net of tax), respectively. As of September 30, 2011, there was $12.8 million of total unrecognized compensation cost related to non-vested stock options and restricted share units granted by Holdings under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.4 years.

In February 2011, the Board of Directors and stockholders of Holdings adopted an amendment to the MSIP.  The amendment increased the number of shares of Holdings’ common stock available for issuance under the MSIP by 750,000 shares, from 13,845,000 to 14,595,000 shares.

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 is presented in the following table:

	Nine months ended September 30,
(In thousands)	2011	2010
Cash paid for or (received from):
Interest expense	$226,022	$238,694
Interest and dividend income	(3,641)	(3,997)
Income taxes, net of refunds	9,513	12,139

Note 8. Comprehensive Income (Loss)

Total comprehensive income was $39.7 million and $6.7 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, total comprehensive income (loss) was $60.0 million and ($19.6) million, respectively. Total comprehensive income (loss) primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation.

Note 9. Receivable Sales

The Company has an accounts receivable securitization arrangement under which TruGreen and Terminix may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of September 30, 2011, the amount of eligible receivables was $50.0 million.

During the nine months ended September 30, 2011, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of September 30, 2011 and December 31, 2010, the Company had $10.0 million outstanding under the arrangement and, as of September 30, 2011, had $40.0 million of remaining capacity available under the accounts receivable securitization arrangement.

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

The Company has recorded its obligation to repay the Purchaser for its interest in the pool of receivables within current portion of long-term debt on the condensed consolidated statement of financial position. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the Purchaser’s pooled commercial paper rate (0.20% as of September 30, 2011). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of September 30, 2011 and December 31, 2010, the Company’s investments consist primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in debt and equity securities as of September 30, 2011 and December 31, 2010 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, September 30, 2011:
Debt securities	$102,927	$6,346	$(98)	$109,175
Equity securities	40,314	976	(2,796)	38,494
Total securities	$143,241	$7,322	$(2,894)	$147,669

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December, 31, 2010:
Debt securities	$96,594	$4,622	$(283)	$100,933
Equity securities	36,363	4,999	(1,712)	39,650
Total securities	$132,957	$9,621	$(1,995)	$140,583

The portion of unrealized losses which had been in a loss position for more than one year was $1.5 million and $0.1 million at September 30, 2011 and December 31, 2010, respectively. The aggregate fair value of the investments with unrealized losses was $27.5 million and $18.5 million at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, $245.5 million and $242.2 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Proceeds from sales of securities	$21,875	$10,027	$29,833	$20,682

Gross realized gains, pre-tax	4,746	988	5,357	2,089
Gross realized gains, net of tax	2,907	605	3,281	1,279

Gross realized losses, pre-tax	(17)	(52)	(53)	(178)
Gross realized losses, net of tax	(10)	(32)	(32)	(109)

Note 11. Long-Term Debt

Long-term debt as of September 30, 2011 and December 31, 2010 is summarized in the following table:

(In thousands)	As of September 30, 2011	As of December 31, 2010
Senior secured term loan facility maturing in 2014	$2,537,375	$2,557,250
10.75% senior notes maturing in 2015	1,061,000	1,061,000
Revolving credit facility maturing in 2014	—	—
7.10% notes maturing in 2018(1)	66,994	65,549
7.45% notes maturing in 2027(1)	152,557	150,555
7.25% notes maturing in 2038(1)	61,239	60,633
Other	62,028	53,500
Less current portion	(60,998)	(49,412)
Total long-term debt	$3,880,195	$3,899,075

(1)                                 The increase in the balance from December 31, 2010 to September 30, 2011 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

In August 2011, the Company amended the terms of the $530 million interest rate swap agreement entered into on April 20, 2009.  In connection with the amendment, the expiration date of the agreement was extended from August 2012 to August 2013 and the fixed rate on the agreement was lowered from 2.55% to 1.511%.  Under the terms of the agreements, the Company will pay a weighted average fixed rate of interest of 1.511% on the $530.0 million notional amount and the Company will receive a floating rate of interest (based on the one month LIBOR) on the notional amount. Therefore, during the term of the swap agreement, the effective interest rate for $530.0 million of the term loans will be fixed at a rate of 1.511% plus the incremental borrowing margin described in Note 12 in the 2010 Form 10-K.

Note 12. Discontinued Operations

In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $1.3 million estimated loss on sale ($0.7 million, net of tax) was recorded in the second quarter of 2011. The loss on the disposition of the TruGreen LandCare business continues to be subject to certain post-closing adjustments, and such adjustments could be significant to the purchase price. A $4.2 million charge ($0.9 million, net of tax) related to these post-closing adjustments was recorded in the third quarter of 2011 to adjust the previously estimated loss on sale.

The carrying amounts of the major classes of assets and liabilities for TruGreen LandCare are presented below.

(In thousands)	As of September 30, 2011	As of December 31, 2010
Assets:
Receivables, net	$—	$27,732
Inventories and other current assets	106	23,245
Total Current Assets	106	50,977
Net property and equipment	—	22,498
Goodwill and intangible assets, net	—	9,899
Total Assets	$106	$83,374
Liabilities:
Current liabilities	$1,383	$15,496
Long-term liabilities	33	1,952
Total Liabilities	$1,416	$17,448

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of TruGreen LandCare and the other previously sold businesses noted in the 2010 Form 10-K.

The operating results of discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Operating Results:
Operating revenue	$—	$58,278	$75,765	$180,541

Operating loss	(665)	(5,040)	(5,855)	(5,702)
Benefit for income taxes	(119)	(1,989)	(2,128)	(2,243)
Operating loss, net of income taxes	(546)	(3,051)	(3,727)	(3,459)
Loss on sale and impairments, net of income taxes(1)	(941)	—	(22,703)	(28,741)
Loss from discontinued operations, net of income taxes	$(1,487)	$(3,051)	$(26,430)	$(32,200)

(1)          Includes goodwill and trade name impairments of $46.9 million ($28.7 million, net of tax) in the nine months ended September 30, 2010.

The table below summarizes the activity for the nine months ended September 30, 2011 for the remaining liabilities from operations that were discontinued in years prior to 2011. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2010	Cash Payments or Other	(Income) Expense	As of September 30, 2011
Remaining liabilities of discontinued operations:
ARS/AMS	$219	$67	$(93)	$193
LandCare Construction	656	(612)	(44)	—
LandCare utility line clearing business	771	(771)	—	—
Certified Systems, Inc. and other	1,905	(191)	(27)	1,687
InStar	149	(5)	34	178
Total liabilities of discontinued operations	$3,700	$(1,512)	$(130)	$2,058

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

The effective tax rate on income from continuing operations was 42.2 percent for the three months ended September 30, 2011 compared to 84.6 percent for three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2010 was impacted by a cumulative adjustment arising from a revision in the anticipated annual effective tax rate during the third quarter of 2010.

The effective tax rate on income from continuing operations was 38.0 percent for the nine months ended September 30, 2011 compared to 57.9 percent for the nine months ended September 30, 2010.  The effective tax rate for the nine months ended September 30, 2011 was affected by a reduction to income tax expense resulting from the resolution of issues with state tax authorities and the lapsing of statutes of limitations. The effective tax rate for the nine months ended September 30, 2010 resulted from higher state tax expense on lower income from continuing operations.

As of September 30, 2011 and December 31, 2010, the Company had $9.3 million and $13.7 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $1.9 million during the next 12 months.

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

Segment information for continuing operations is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Operating Revenue:
TruGreen	$367,122	$371,298	$886,405	$874,022
Terminix	300,605	295,172	919,019	889,482
American Home Shield	204,649	196,913	540,907	513,910
ServiceMaster Clean	36,398	34,041	102,100	98,337
Other Operations and Headquarters	22,146	21,558	64,600	63,438
Total Operating Revenue	$930,920	$918,982	$2,513,031	$2,439,189
Operating Income (Loss):(1),(2)
TruGreen	$79,138	$66,730	$127,966	$80,248
Terminix	48,634	44,979	172,123	166,714
American Home Shield	30,993	28,777	75,506	57,245
ServiceMaster Clean	14,236	13,464	39,498	38,708
Other Operations and Headquarters	(27,502)	(32,476)	(84,572)	(91,699)
Total Operating Income	$145,499	$121,474	$330,521	$251,216

(1)                                Presented below is a reconciliation of segment operating income to income from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Total Segment Operating Income	$145,499	$121,474	$330,521	$251,216
Non-operating Expense (Income):
Interest expense	68,317	71,256	205,210	217,083
Interest and net investment income	(4,628)	(3,989)	(8,219)	(7,487)
Other expense	174	209	522	556
Income from Continuing Operations before Income Taxes	$81,636	$53,998	$133,008	$41,064

(2)                              Includes restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix and other restructuring costs. Presented below is a summary of restructuring charges (credits) by segment:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Restructuring charges (credits):
TruGreen	$685	$695	$690	$6,657
Terminix	485	1,061	2,952	1,139
American Home Shield	—	—	—	(127)
ServiceMaster Clean	16	61	36	61
Other Operations and Headquarters	407	(254)	598	1,266
Total restructuring charges	$1,593	$1,563	$4,276	$8,996

Note 15. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees of $1.6 million and $4.7 million for the three and nine months ended September 30, 2011 and 2010, respectively. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R’s election.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and its proprietary interests in such investment funds to Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. The Company pays annual management fees of $0.5 million, $0.5 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements of $0.3 million and $0.9 million for the three and nine months ended September 30, 2011 and 2010, respectively.

In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $1.7 million and $5.2 million for the three and nine months ended September 30, 2011 and 2010, respectively, related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $7.0 million during the nine months ended September 30, 2011 and 2010. Interest accrued by the Company and payable to Holdings as of September 30, 2011 and December 31, 2010 amounted to $1.4 million and $3.2 million, respectively.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (IASB) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands existing disclosure requirements for fair value measurements and makes other amendments, many of which eliminate unnecessary wording differences between U.S. GAAP and IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012). The Company is currently evaluating the effects that this guidance will have on its condensed consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed.  This ASU is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012).  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 17. Fair Value of Financial Instruments

The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated other comprehensive loss on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations if the decline in value is other than temporary. The carrying amount of total debt was $3,941.2 million and $3,948.5 million and the estimated fair value was $3,783.5 million and $3,957.7 million as of September 30, 2011 and December 31, 2010, respectively. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2011 and December 31, 2010.

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

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value for the periods presented are as follows:

		As of September 30, 2011				As of December 31, 2010
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$10,021	$10,021	$—	$—	$10,859	$10,859
Investments in marketable securities	Marketable securities and Long-term marketable securities	137,648	49,089	88,559	—	129,724	129,724
Fuel swap contracts:
Current	Prepaid expenses and other assets	2,117	—	—	2,117	5,813	5,813
Noncurrent	Other assets	97	—	—	97	836	836
Total financial assets		$149,883	$59,110	$88,559	$2,214	$147,232	$147,232

Financial Liabilities:
Fuel swap contracts:
Current	Other	2,084	—	—	2,084	—	—
Noncurrent	Other long-term obligations	823	—	—	823	—	—
Interest rate swap contracts	Other long-term obligations	30,923	—	30,923	—	50,085	50,085
Total financial liabilities		$33,830	$—	$30,923	$2,907	$50,085	$50,085

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2010	$6,649
Total gains (losses) (realized and unrealized)
Included in earnings(1)	8,901
Included in accumulated other comprehensive loss	(7,342)
Settlements, net	(8,901)
Balance as of September 30, 2011	$(693)

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2009	$6,916
Total gains (losses) (realized and unrealized)
Included in earnings(1)	4,154
Included in accumulated other comprehensive loss	(3,890)
Settlements, net	(4,154)
Balance as of September 30, 2010	$3,026

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

The effect of derivative instruments on the condensed consolidated statements of operations and accumulated other comprehensive loss on the condensed consolidated statements of financial positions for the nine months ended September 30, 2011 and 2010, respectively, is presented as follows:

(In thousands)

Derivatives designated as Cash Flow Hedge	Effective Portion of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain (Loss)
Relationships	Nine months ended September 30, 2011		included in Income

Fuel swap contracts	$(7,342)	$8,901	Cost of services rendered and products sold
Interest rate swap contracts	$19,654	$(28,987)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Loss Recognized in Accumulated Other Comprehensive Loss	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain (Loss)
Relationships	Nine months ended September 30, 2010		included in Income

Fuel swap contracts	$(3,890)	$4,154	Cost of services rendered and products sold
Interest rate swap contracts	$(8,265)	$(38,516)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the nine months ended September 30, 2011. As of September 30, 2011, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $56.2 million, maturing through 2012. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2011, the Company had posted $1.5 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s Revolving Credit Facility. As of September 30, 2011, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.430 billion, maturing through 2013.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive loss. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive loss expected to be recognized in earnings is a loss of $16.9 million, net of tax, as of September 30, 2011. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$703,252	$242,483	$(14,815)	$930,920

Operating Costs and Expenses:
Cost of services rendered and products sold	—	411,503	120,962	(14,709)	517,756
Selling and administrative expenses	2,307	146,981	96,753	(106)	245,935
Amortization expense	57	17,455	2,625	—	20,137
Restructuring charges	—	1,186	407	—	1,593
Total operating costs and expenses	2,364	577,125	220,747	(14,815)	785,421

Operating (Loss) Income	(2,364)	126,127	21,736	—	145,499

Non-operating Expense (Income):
Interest expense (income)	48,536	24,057	(4,276)	—	68,317
Interest and net investment loss (income)	2,082	(1,638)	(5,072)	—	(4,628)
Other expense	—	—	174	—	174

(Loss) Income from Continuing Operations before Income Taxes	(52,982)	103,708	30,910	—	81,636
(Benefit) provision for income taxes	(15,945)	627	49,739	—	34,421

(Loss) Income from Continuing Operations	(37,037)	103,081	(18,829)	—	47,215
Income (loss) from discontinued operations, net of income taxes	—	3,328	(4,815)	—	(1,487)
Equity in earnings (losses) of subsidiaries (net of tax)	82,765	(27,479)	—	(55,286)	—
Net Income (Loss)	$45,728	$78,930	$(23,644)	$(55,286)	$45,728

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$700,315	$224,864	$(6,197)	$918,982

Operating Costs and Expenses:
Cost of services rendered and products sold	—	402,209	109,421	(6,288)	505,342
Selling and administrative expenses	2,464	157,880	100,249	(80)	260,513
Amortization expense	56	21,070	8,964	—	30,090
Restructuring charges (credits)	44	1,817	(298)	—	1,563
Total operating costs and expenses	2,564	582,976	218,336	(6,368)	797,508

Operating (Loss) Income	(2,564)	117,339	6,528	171	121,474

Non-operating Expense (Income):
Interest expense	48,752	19,080	3,548	(124)	71,256
Interest and net investment (income) loss	(825)	2,164	(5,328)	—	(3,989)
Other expense	—	—	209	—	209

(Loss) Income from Continuing Operations before Income Taxes	(50,491)	96,095	8,099	295	53,998
Provision for income taxes	2,567	24,322	18,768	—	45,657

(Loss) Income from Continuing Operations	(53,058)	71,773	(10,669)	295	8,341
Income (loss) from discontinued operations, net of income taxes	—	1,948	(4,704)	(295)	(3,051)
Equity in earnings (losses) of subsidiaries (net of tax)	58,348	(20,724)	—	(37,624)	—
Net Income (Loss)	$5,290	$52,997	$(15,373)	$(37,624)	$5,290

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,918,309	$637,780	$(43,058)	$2,513,031

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,154,429	297,104	(42,574)	1,408,959
Selling and administrative expenses	6,991	407,176	282,540	(319)	696,388
Amortization expense	166	52,168	20,553	—	72,887
Restructuring charges	35	3,678	563	—	4,276
Total operating costs and expenses	7,192	1,617,451	600,760	(42,893)	2,182,510

Operating (Loss) Income	(7,192)	300,858	37,020	(165)	330,521

Non-operating Expense (Income):
Interest expense (income)	141,134	66,175	(2,099)	—	205,210
Interest and net investment loss (income)	2,951	2,820	(13,990)	—	(8,219)
Other expense	—	—	522	—	522

(Loss) Income from Continuing Operations before Income Taxes	(151,277)	231,863	52,587	(165)	133,008
(Benefit) provision for income taxes	(56,142)	23,968	82,700	—	50,526

(Loss) Income from Continuing Operations	(95,135)	207,895	(30,113)	(165)	82,482
Income (loss) from discontinued operations, net of income taxes	—	19,089	(45,684)	165	(26,430)
Equity in earnings (losses) of subsidiaries (net of tax)	151,187	(81,370)	—	(69,817)	—
Net Income (Loss)	$56,052	$145,614	$(75,797)	$(69,817)	$56,052

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,873,801	$607,004	$(41,616)	$2,439,189

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,127,321	286,872	(41,096)	1,373,097
Selling and administrative expenses	7,004	407,481	282,050	(80)	696,455
Amortization expense	167	82,364	26,894	—	109,425
Restructuring charges (credits)	1,180	7,857	(41)	—	8,996
Total operating costs and expenses	8,351	1,625,023	595,775	(41,176)	2,187,973

Operating (Loss) Income	(8,351)	248,778	11,229	(440)	251,216

Non-operating Expense (Income):
Interest expense	148,818	57,480	10,909	(124)	217,083
Interest and net investment loss (income)	1,344	4,906	(13,737)	—	(7,487)
Other expense	—	—	556	—	556

(Loss) Income from Continuing Operations before Income Taxes	(158,513)	186,392	13,501	(316)	41,064
(Benefit) provision for income taxes	(49,875)	26,348	47,317	—	23,790

(Loss) Income from Continuing Operations	(108,638)	160,044	(33,816)	(316)	17,274
Income (loss) from discontinued operations, net of income taxes	—	20,317	(52,833)	316	(32,200)
Equity in earnings (losses) of subsidiaries (net of tax)	93,712	(95,934)	—	2,222	—
Net (Loss) Income	$(14,926)	$84,427	$(86,649)	$2,222	$(14,926)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of September 30, 2011

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$182,359	$20,560	$88,831	$—	$291,750
Marketable securities	—	—	26,330	—	26,330
Receivables	2,156	157,146	497,700	(206,691)	450,311
Inventories	—	57,235	2,634	—	59,869
Prepaid expenses and other assets	4,984	20,294	21,521	(268)	46,531
Deferred customer acquisition costs	—	21,131	16,548	—	37,679
Deferred taxes	351	33,240	1,095	—	34,686
Assets of discontinued operations	—	—	106	—	106
Total Current Assets	189,850	309,606	654,765	(206,959)	947,262
Property and Equipment:
At cost	—	368,396	155,884	—	524,280
Less: accumulated depreciation	—	(153,765)	(66,656)	—	(220,421)
Net property and equipment	—	214,631	89,228	—	303,859
Other Assets:
Goodwill	—	2,781,081	365,035	—	3,146,116
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,854,825	737,787	—	2,592,612
Notes receivable	2,009,363	111	28,810	(2,017,310)	20,974
Long-term marketable securities	10,021	—	111,318	—	121,339
Investments in and advances to subsidiaries	3,413,226	1,299,045	—	(4,712,271)	—
Other assets	88,397	4,408	4,002	(87,104)	9,703
Debt issuance costs	41,972	—	131	—	42,103
Total Assets	$5,752,829	$6,463,707	$1,991,076	$(7,023,644)	$7,183,968
Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$1,759	$67,073	$35,638	$—	$104,470
Accrued liabilities:
Payroll and related expenses	1,633	41,408	43,383	—	86,424
Self-insured claims and related expenses	—	22,750	57,923	—	80,673
Accrued interest payable	34,841	385	39	(268)	34,997
Other	4,539	31,883	44,379	—	80,801
Deferred revenue	—	135,743	333,187	—	468,930
Liabilities of discontinued operations	—	178	1,825	—	2,003
Current portion of long-term debt	115,799	13,563	138,327	(206,691)	60,998
Total Current Liabilities	158,571	312,983	654,701	(206,959)	919,296

Long-Term Debt	3,852,665	2,015,452	29,388	(2,017,310)	3,880,195

Other Long-Term Liabilities:
Deferred taxes	—	795,209	276,099	(87,104)	984,204
Intercompany payable	437,114	—	172,437	(609,551)	—
Liabilities of discontinued operations	—	—	1,471	—	1,471
Other long-term obligations	50,725	183	94,140	—	145,048
Total Other Long-Term Liabilities	487,839	795,392	544,147	(696,655)	1,130,723

Shareholder’s Equity	1,253,754	3,339,880	762,840	(4,102,720)	1,253,754
Total Liabilities and Shareholder’s Equity	$5,752,829	$6,463,707	$1,991,076	$(7,023,644)	$7,183,968

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2011

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$132,168	$16,900	$103,630	$—	$252,698

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(71,389)	301,888	(7,069)	(66,740)	156,690

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(56,632)	(23,021)	—	(79,653)
Sale of equipment and other assets	—	1,115	102	—	1,217
Acquisition of The ServiceMaster Company	(35)	—	—	—	(35)
Other business acquisitions, net of cash acquired	—	(23,653)	(1,049)	—	(24,702)
Purchase of other intangibles	—	(1,900)	—		(1,900)
Notes receivable, financial investments and securities, net	—	—	(5,267)	—	(5,267)
Net Cash Used for Investing Activities from Continuing Operations	(35)	(81,070)	(29,235)	—	(110,340)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	—	—	—
Payments of debt	(19,875)	(9,179)	(999)	—	(30,053)
Debt issuance costs paid	(281)	—	—	—	(281)
Shareholders’ dividends	—	(33,370)	(33,370)	66,740	—
Net intercompany advances	141,771	(201,691)	59,920	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	121,615	(244,240)	25,551	66,740	(30,334)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(20)	(2,429)	—	(2,449)
Cash provided from (used for) investing activities:
Proceeds from sale of business	—	27,102	—	—	27,102
Other investing activities	—	—	(1,617)	—	(1,617)
Net Cash Provided from (Used for) Discontinued Operations	—	27,082	(4,046)	—	23,036

Cash Increase (Decrease) During the Period	50,191	3,660	(14,799)	—	39,052

Cash and Cash Equivalents at End of Period	$182,359	$20,560	$88,831	$—	$291,750

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2010

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$124,674	$17,689	$112,993	$—	$255,356

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(111,085)	282,230	(9,005)	(51,356)	110,784

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(52,808)	(43,514)	—	(96,322)
Sale of equipment and other assets	—	866	132	—	998
Acquisition of The ServiceMaster Company	(2,219)	—	—	—	(2,219)
Other business acquisitions, net of cash acquired	—	(52,276)	(212)	—	(52,488)
Notes receivable, financial investments and securities, net	22,012	—	(1,058)	—	20,954
Net Cash Used for Investing Activities from Continuing Operations	19,793	(104,218)	(44,652)	—	(129,077)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	5,000	—	10,000	—	15,000
Payments of debt	(25,438)	(10,918)	(13,441)	—	(49,797)
Debt issuance costs paid	—	—	(30)	—	(30)
Shareholders’ dividends	—	(25,678)	(25,678)	51,356	—
Net intercompany advances	26,170	(136,973)	110,803	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	5,732	(173,569)	81,654	51,356	(34,827)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	4,691	—	4,691
Cash used for investing activities	—	—	(8,410)	—	(8,410)
Net Cash Provided from Discontinued Operations	—	—	(3,719)	—	(3,719)

Cash (Decrease) Increase During the Period	(85,560)	4,443	24,278	—	(56,839)

Cash and Cash Equivalents at End of Period	$39,114	$22,132	$137,271	$—	$198,517

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $1.3 million estimated loss on sale ($0.7 million, net of tax) was recorded in the second quarter of 2011. The loss on the disposition of the TruGreen LandCare business continues to be subject to certain post-closing adjustments, and such adjustments could be significant to the purchase price. A $4.2 million charge ($0.9 million, net of tax) related to these post-closing adjustments was recorded in the third quarter of 2011 to adjust the previously estimated loss on sale. The financial results, as well as the assets and liabilities, of the TruGreen LandCare business are reported in discontinued operations for all periods presented.

Third Quarter 2011 Compared to 2010

The Company reported third quarter 2011 revenue of $930.9 million, an $11.9 million or 1.3 percent increase compared to the third quarter of 2010. The revenue increase was driven by the results of our business units as described in our “Segment Reviews for the Third Quarter 2011 Compared to 2010.”

Operating income was $145.5 million for the third quarter of 2011, a $24.0 million or 19.8 percent increase compared to the third quarter of 2010. Income from continuing operations before income taxes was $81.6 million for the third quarter of 2011 compared to $54.0 million for the third quarter of 2010. The increase in income from continuing operations before income taxes of $27.6 million primarily reflects the net effect of year over year changes in the following items:

(In thousands)
Depreciation and amortization expense(1)	$7,151
Residual value guarantee charge(2)	1,398
Interest expense(3)	2,939
Segment results(4)	15,827
Other	323
$27,638

(1)           Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized, offset, in part, by increased depreciation of property and equipment as a result of property additions.

(2)           Represents non-cash residual value guarantee charges recorded in the three months ended September 30, 2010 related to a synthetic lease for operating properties, which expired in July 2010. There is no similar charge in the three months ended September 30, 2011.

(3)           Represents a decrease in interest expense as a result of a decrease in our weighted average interest rate during the third quarter of 2011 as compared to the third quarter of 2010.

(4)           Represents an improvement in income from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes key executive transition charges of (i) $0.7 million recorded in the three months ended September 30, 2011, which include recruiting costs and a signing bonus related to the hiring of our new Chief Financial Officer (“CFO”) in the third quarter of 2011 and (ii) $4.0 million recorded in the three months ended September 30, 2010, which include separation charges related to the retirement of our former Chief Executive Officer (“CEO”) on March 31, 2011.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $517.8 million for the third quarter of 2011 compared to $505.3 million for the third quarter of 2010. As a percentage of revenue, these costs increased to 55.6 percent for the three months ended September 30, 2011 from 55.0 percent for the three months ended September 30, 2010. This percentage increase primarily reflects increased contract claims costs at American Home Shield, the $2.7 million impact of increased fertilizer prices at TruGreen and the $3.0 million impact of increased fuel prices, offset, in part, by the impact of residual value guarantee charges of $1.2 million related to synthetic leases recorded in 2010 at TruGreen for which there is no similar charge in 2011 and cost reductions realized through ongoing initiatives at TruGreen.

The Company reported selling and administrative expenses of $245.9 million for the third quarter of 2011 compared to $260.5 million for the third quarter of 2010. As a percentage of revenue, these costs decreased to 26.4 percent for the three months ended September 30, 2011 from 28.3 percent for the three months ended September 30, 2010. This percentage decrease primarily reflects reduced sales and marketing spend at TruGreen, a $3.5 million decrease in legal-related expenses at American Home Shield, reduced spending in the Company’s headquarters functions, a $3.3 million decrease in key executive transition charges, a $2.1 million decrease in provisions for incentive compensation and a $2.3 million decrease in compensation charges for the Company resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change within interest and net investment income). These items were offset, in part, by investments in information systems, including a $2.4 million investment in a new customer relationship management (“CRM”) platform at American Home Shield and a $1.6 million investment for payment card industry (“PCI”) standards compliance purposes.

Amortization expense was $20.1 million for the third quarter of 2011 compared to $30.1 million for the third quarter of 2010. The decrease is a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized.

Non-operating expense totaled $63.9 million for the third quarter of 2011 compared to $67.5 million for the third quarter of 2010. This change is primarily due to a $2.9 million decrease in interest expense as a result of a decrease in our weighted-average interest rate. Interest and net investment income was comprised of the following for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
(In thousands)	2011	2010
Realized gains(1)	$5,684	$2,016
Deferred compensation trust(2)	(1,434)	884
Other(3)	378	1,089
Interest and net investment income	$4,628	$3,989

(1)           Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)           Represents investment (loss) income resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within loss from continuing operations before income taxes).

(3)           Represents interest income on other cash balances.

The effective tax rate on income from continuing operations was 42.2 percent for the third quarter of 2011 compared to 84.6 percent for third quarter of 2010. The effective tax rate for the three months ended September 30, 2010 was impacted by a cumulative adjustment arising from a revision in the anticipated annual effective tax rate during the third quarter of 2010.

Restructuring Charges

The Company incurred restructuring charges of $1.6 million for the three months ended September 30, 2011 and 2010. Restructuring charges were comprised of the following:

	Three months ended September 30,
(In thousands)	2011	2010
TruGreen reorganization and restructuring(1)	$684	$695
Terminix branch optimization(2)	485	—
Other(3)	424	868
Total restructuring charges	$1,593	$1,563

(1)           Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended September 30, 2011, these charges include severance costs of $0.7 million. For the three months ended September 30, 2010, these charges include consulting fees of $0.7 million.

(2)           Represents restructuring charges related to a branch optimization project. For the three months ended September 30, 2011, these charges include lease termination costs of $0.5 million.

(3)           For the three months ended September 30, 2011, these charges include severance and retention costs of $0.4 million. For the three months ended September 30, 2010 these charges include reserve adjustments of $0.8 million and retention, legal fees and other costs of $0.1 million.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of September 30,
	2011	2010
TruGreen —
(Reduction) Growth in Full Program Accounts	(6.1)%	1.3%
Customer Retention Rate	67.8%	69.5%
Terminix—
Growth in Pest Control Customers	3.0%	5.0%
Pest Control Customer Retention Rate	80.5%	80.4%
(Reduction) Growth in Termite Customers	(0.8)%	0.2%
Termite Customer Retention Rate	86.3%	86.0%
American Home Shield—
Growth in Home Service Contracts	1.2%	3.4%
Customer Retention Rate	68.6%	66.3%

Segment Reviews for the Third Quarter 2011 Compared to 2010

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

•      Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Comparable Operating Performance do not reflect any cash requirements for such replacements; and

•      Comparable Operating Performance does not include the impact of purchase accounting adjustments and non-cash stock-based compensation expense, the latter of which may cause the overall compensation cost of the business to be understated.

Operating Revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended September 30,
(In thousands)	2011	2010
Operating Revenue:
TruGreen	$367,122	$371,298
Terminix	300,605	295,172
American Home Shield	204,649	196,913
ServiceMaster Clean	36,398	34,041
Other Operations and Headquarters	22,146	21,558
Total Operating Revenue	$930,920	$918,982

Comparable Operating Performance:
TruGreen	$90,195	$80,290
Terminix	67,212	62,328
American Home Shield	40,736	41,276
ServiceMaster Clean	15,848	15,533
Other Operations and Headquarters	(23,595)	(24,828)
Total Comparable Operating Performance	$190,396	$174,599

Memo: Items included in Comparable Operating Performance:
Restructuring charges(1)	$1,593	$1,563
Management and consulting fees(2)	$1,875	$1,875

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations	$(665)	$(2,274)

(1)           Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix and other restructuring costs.

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

(in thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Three Months Ended September 30, 2011
Operating income (loss)(1)	$79,138	$48,634	$30,993	$14,236	$(27,502)	$145,499
Depreciation and amortization expense	11,066	18,587	4,059	1,454	3,041	38,207
EBITDA	90,204	67,221	35,052	15,690	(24,461)	183,706
Interest and net investment income (loss)(2)	—	—	5,684	158	(1,214)	4,628
Adjusted EBITDA	90,204	67,221	40,736	15,848	(25,675)	188,334
Non-cash stock-based compensation expense	—	—	—	—	2,080	2,080
Non-cash credits attributable to purchase accounting(4)	(9)	(9)	—	—	—	(18)
Comparable Operating Performance	$90,195	$67,212	$40,736	$15,848	$(23,595)	$190,396
Memo: Items included in Comparable Operating Performance:
Restructuring charges(5)	$685	$485	$—	$16	$407	$1,593
Management and consulting fees(6)	$—	$—	$—	$—	$1,875	$1,875
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(665)	$(665)

Three Months Ended September 30, 2010
Operating income (loss)(1)	$66,730	$44,979	$28,777	$13,464	$(32,476)	$121,474
Depreciation and amortization expense	12,332	17,388	10,577	1,790	3,271	45,358
EBITDA	79,062	62,367	39,354	15,254	(29,205)	166,832
Interest and net investment income(2)	—	—	2,016	153	1,820	3,989
Residual value guarantee charges(3)	1,240	—	—	126	32	1,398
Adjusted EBITDA	80,302	62,367	41,370	15,533	(27,353)	172,219
Non-cash stock-based compensation expense	—	—	—	—	2,525	2,525
Non-cash credits attributable to purchase accounting(4)	(12)	(39)	(94)	—	—	(145)
Comparable Operating Performance	$80,290	$62,328	$41,276	$15,533	$(24,828)	$174,599
Memo: Items included in Comparable Operating Performance:
Restructuring charges (credits)(5)	$695	$1,061	$—	$61	$(254)	$1,563
Management and consulting fees(6)	$—	$—	$—	$—	$1,875	$1,875
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(2,274)	$(2,274)

(1)           Presented below is a reconciliation of total segment operating income to net income:

	Three months ended September 30,
(In thousands)	2011	2010
Total Segment Operating Income	$145,499	$121,474
Non-operating Expense (Income):
Interest expense	68,317	71,256
Interest and net investment income	(4,628)	(3,989)
Other expense	174	209
Income from Continuing Operations before Income Taxes	81,636	53,998
Provision for income taxes	34,421	45,657
Income from Continuing Operations	47,215	8,341
Loss from discontinued operations, net of income taxes	(1,487)	(3,051)
Net Income	$45,728	$5,290

(2)           Interest and net investment income (loss) is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash and short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $245.5 million as of September 30, 2011. American Home Shield interest and net investment income was $5.7 million and $2.0 million for the third quarter of 2011 and 2010, respectively. The balance of interest and net investment (loss) income primarily relates to (i) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)           Represents non-cash residual value guarantee charges recorded in the three months ended September 30, 2010 related to a synthetic lease for operating properties, which expired in July 2010.

(4)           The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)           Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix and other restructuring costs.

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

TruGreen Segment

The TruGreen segment, which provides lawn, tree and shrub care services, reported a 1.1 percent decrease in revenue, an 18.6 percent increase in operating income and a 12.3 percent increase in Comparable Operating Performance for the third quarter of 2011 compared to 2010. The revenue results reflect a 6.1 percent decline in customer counts driven by a decrease in new unit sales generated in the neighborhood sales channel, offset, in part, by improved price realization. TruGreen is redefining its sales channel mix by shifting focus away from the neighborhood sales channel. TruGreen is continuing its efforts to reduce customer cancellations by focusing on the overall quality of service delivery, including more consistent application of service standards, an improved recovery program for problem lawns, the reduction of lawn specialist turnover and the continued improvement of overall communication with customers.

TruGreen’s Comparable Operating Performance improved $9.9 million for the third quarter of 2011 compared to 2010, which includes reduced sales and marketing spend driven by the reduced focus on the neighborhood sales channel, cost reductions realized through ongoing initiatives to improve customer service and improve the productivity of our lawn specialists, offset, in part, by the impact of decreased revenue, the $1.7 million impact of increased fuel prices and the $2.7 million impact of increased fertilizer prices.

Terminix Segment

The Terminix segment, which provides termite and pest control services and distributes pest control products, reported a 1.8 percent increase in revenue, an 8.1 percent increase in operating income and a 7.8 percent increase in Comparable Operating Performance for the third quarter of 2011 compared to 2010. Pest control revenues increased 3.9 percent for the third quarter of 2011 compared to 2010, reflecting a 3.0 percent increase in customer counts and an increase in one-time services. Termite revenue decreased 1.6 percent for the third quarter of 2011 compared to 2010 driven by weak termite activity resulting in fewer new unit sales, offset, in part, by improved price realization.

Terminix’s Comparable Operating Performance improved $4.9 million for the third quarter of 2011 compared to 2010, which includes the impact of increased revenue, a $4.3 million decrease in provisions for incentive compensation and a $0.6 million decrease in restructuring charges, offset, in part, by the $1.6 million impact of increased fuel prices.

American Home Shield Segment

The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 3.9 percent increase in revenue, a 7.7 percent increase in operating income and a 1.3 percent decrease in Comparable Operating Performance for the third quarter of 2011 compared to 2010. The increase in revenue reflects improved price realization and the introduction of new product options in our direct-to-consumer channel.

American Home Shield’s Comparable Operating Performance declined $0.5 million for the third quarter of 2011 compared to 2010, which includes increased contract claims costs and a $2.4 million investment in a new CRM platform, offset, in part, by the impact of increased revenue, a $3.5 million decrease in legal-related expenses and a $3.7 million increase in interest and net investment income from the American Home Shield investment portfolio.

ServiceMaster Clean Segment

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration and cleaning services through franchisees primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 6.9 percent increase in revenue, a 5.7 percent increase in operating income and a 2.0 percent increase in Comparable Operating Performance for the third quarter of 2011 compared to 2010. Trends in revenue reflect increases in national janitorial accounts, fee revenue resulting from growth in disaster restoration services and sales of products to franchisees.

ServiceMaster Clean’s Comparable Operating Performance improved $0.3 million for the third quarter of 2011 compared to 2010, which reflects the impact of increased revenue, offset, in part, by investments in sales and marketing.

Other Operations and Headquarters Segment

This segment includes the operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 2.7 percent increase in revenue, a 15.3 percent improvement in operating loss and a 5.0 percent improvement in Comparable Operating Performance for the third quarter of 2011 compared to 2010. The Merry Maids segment, which provides home cleaning services, reported a 3.6 percent increase in revenue reflecting an increase in the number of new franchise sales and an increase in sales of products to franchisees.

The segment’s Comparable Operating Performance improved $1.2 million for the third quarter of 2011 compared to 2010, which includes a decrease in key executive transition charges of $3.3 million and reduced spending in the Company’s headquarters functions, offset, in part, by investments in information systems, including $1.6 million for PCI standards compliance purposes, a $1.7 million increase in provisions for incentive compensation, a $0.7 million decrease in interest and net investment income and a $0.7 million increase in restructuring charges.

Discontinued Operations

In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $1.3 million estimated loss on sale ($0.7 million, net of tax) was recorded in the second quarter of 2011. The loss on the disposition of the TruGreen LandCare business continues to be subject to certain post-closing adjustments, and such adjustments could be significant to the purchase price. A $4.2 million charge ($0.9 million, net of tax) related to these post-closing adjustments was recorded in the third quarter of 2011 to adjust the previously estimated loss on sale.

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to EBITDA and Comparable Operating Performance for the three months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,
(In thousands)	2011	2010
Operating loss	$(665)	$(5,040)
Benefit for income taxes	(119)	(1,989)
Operating loss, net of income taxes	(546)	(3,051)
Loss on sale and impairments, net of income taxes	(941)	—
Loss from discontinued operations, net of income taxes	$(1,487)	$(3,051)

Operating loss	$(665)	$(5,040)
Interest expense	—	11
Depreciation and amortization expense	—	2,909
EBITDA(1)	(665)	(2,120)
Non-cash credits attributable to purchase accounting	—	(154)
Comparable Operating Performance	$(665)	$(2,274)

(1)        There are no adjustments necessary to reconcile EBITDA to Adjusted EBITDA for the three months ended September 30, 2011 and 2010.

Nine Months Ended September 30, 2011 Compared to 2010

The Company reported revenue of $2,513.0 million for the nine months ended September 30, 2011, a $73.8 million or 3.0 percent increase compared to 2010. The revenue increase was driven by the results of our business units as described in our “Segment Reviews for the Nine Months Ended September 30, 2011 Compared to 2010.”

Operating income was $330.5 million for the nine months ended September 30, 2011, a $79.3 million or 31.6 percent increase compared to the nine months ended September 30, 2010. Income from continuing operations before income taxes was $133.0 million for the nine months ended September 30, 2011 compared to $41.1 million for the nine months ended September 30, 2010. The increase in income from continuing operations before income taxes of $91.9 million primarily reflects the net effect of year over year changes in the following items:

(In thousands)
Depreciation and amortization expense(1)	$27,245
Residual value guarantee charge(2)	10,449
Restructuring charges(3)	4,720
Interest expense(4)	11,873
Segment results(5)	37,270
Other	387
$91,944

(1)           Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized, offset, in part, by increased depreciation of property and equipment as a result of property additions.

(2)           Represents non-cash residual value guarantee charges recorded in the nine months ended September 30, 2010 related to a synthetic lease for operating properties, which expired in July 2010. There is no similar charge in the nine months ended September 30, 2011.

(3)           Represents the net favorable impact of (i) a decrease in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, (ii) an increase in restructuring charges related to a branch optimization project at Terminix and (iii) a decrease in other restructuring costs.

(4)           Represents a decrease in interest expense as a result of a decrease in our weighted average interest rate during the nine months ended September 30, 2011 as compared to 2010.

(5)           Represents an improvement in income from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes key executive transition charges of (i) $6.0 million recorded in the nine months ended September 30, 2011, which include recruiting costs and signing bonuses related to the hiring of our new CEO and CFO and separation charges related to the resignations of the former President of Merry Maids in the first quarter of 2011 and our former CFO and the former President of TruGreen in the second quarter of 2011 and (ii) $4.0 million recorded in the nine months ended September 30, 2010, which include separation charges related to the retirement of our former CEO on March 31, 2011.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $1,409.0 million for the nine months ended September 30, 2011 compared to $1,373.1 million for the nine months ended September 30, 2010. As a percentage of revenue, these costs decreased to 56.1 percent for the nine months ended September 30, 2011 from 56.3 percent for the nine months ended September 30, 2010. This percentage decrease primarily reflects the impact of residual value guarantee charges of $9.2 million related to synthetic leases recorded in 2010 at TruGreen for which there is no similar charge in 2011, favorable claims trends in our medical plan and our automobile, general liability and workers’ compensation program, which may or may not continue, cost reductions realized through ongoing initiatives at TruGreen and a $1.7 million decrease in legal-related expenses at Terminix. These items were offset, in part, by increased contract claims costs at American Home Shield, the $4.5 million impact of increased fertilizer prices at TruGreen and the $8.8 million impact of increased fuel prices.

The Company reported selling and administrative expenses of $696.4 million for the nine months ended September 30, 2011 compared to $696.5 million for the nine months ended September 30, 2010. As a percentage of revenue, these costs decreased to 27.7 percent for the nine months ended September 30, 2011 from 28.6 percent for the nine months ended September 30, 2010. This percentage decrease primarily reflects reduced sales and marketing spend at TruGreen and American Home Shield, a $4.9 million decrease in legal-related expenses at American Home Shield, reduced spending in the Company’s headquarters functions and a $1.4 million decrease in compensation charges for the Company resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change within interest and net investment income). These items were offset, in part, by increased investments in sales and marketing and programs to drive employee engagement at Terminix, investments in information systems, including a $4.0 million investment in a new CRM platform at American Home Shield and a $3.3 million investment for PCI standards compliance purposes and a $2.0 million increase in key executive transition charges.

Amortization expense was $72.9 million for the nine months ended September 30, 2011 compared to $109.4 million for the nine months ended September 30, 2010. The decrease is a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized.

Non-operating expense totaled $197.5 million for the nine months ended September 30, 2011 compared to $210.2 million for the nine months ended September 30, 2010. This change is primarily due to an $11.9 million decrease in interest expense as a result of a decrease in our weighted-average interest rate. Interest and net investment income was comprised of the following for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
(In thousands)	2011	2010
Realized gains(1)	$8,270	$5,245
Deferred compensation trust(2)	(854)	511
Other(3)	803	1,731
Interest and net investment income	$8,219	$7,487

(1)           Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)           Represents investment (loss) income resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within loss from continuing operations before income taxes).

(3)           Represents interest income on other cash balances.

The effective tax rate on income from continuing operations was 38.0 percent for the nine months ended September 30, 2011 compared to 57.9 percent for the nine months ended September 30, 2010.  The effective tax rate for the nine months ended September 30, 2010 was affected by the reclassification of the TruGreen LandCare business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Restructuring Charges

The Company incurred restructuring charges of $4.3 million and $9.0 million for the nine months ended September 30, 2011 and 2010, respectively. Restructuring charges were comprised of the following:

	Nine months ended September 30,
(In thousands)	2011	2010
TruGreen reorganization and restructuring(1)	$684	$6,657
Terminix branch optimization(2)	2,952	—
Other(3)	640	2,339
Total restructuring charges	$4,276	$8,996

(1)           Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the nine months ended September 30, 2011, these charges include severance costs of $0.7 million. For the nine months ended September 30, 2010, these charges include consulting fees of $4.5 million and severance and lease termination costs of $2.2 million.

(2)           Represents restructuring charges related to a branch optimization project. For the nine months ended September 30, 2011, these charges include lease termination costs of $2.9 million and severance costs of $0.1 million.

(3)           For the nine months ended September 30, 2011, these charges include severance and retention costs of $0.6 million. For the nine months ended September 30, 2010 these charges include reserve adjustments of $1.1 million and severance, retention, legal fees and other costs of $1.2 million.

Segment Reviews for the Nine Months Ended September 30, 2011 Compared to 2010

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item. As noted in segment reviews for the third quarter 2011 compared to 2010, the Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period.

Operating Revenues and Comparable Operating Performance by operating segment are as follows:

	Nine months ended September 30,
(In thousands)	2011	2010
Operating Revenue:
TruGreen	$886,405	$874,022
Terminix	919,019	889,482
American Home Shield	540,907	513,910
ServiceMaster Clean	102,100	98,337
Other Operations and Headquarters	64,600	63,438
Total Operating Revenue	$2,513,031	$2,439,189

Comparable Operating Performance:
TruGreen	$158,915	$146,273
Terminix	227,821	216,400
American Home Shield	109,439	94,071
ServiceMaster Clean	44,343	45,217
Other Operations and Headquarters	(69,060)	(72,493)
Total Comparable Operating Performance	$471,458	$429,468

Memo: Items included in Comparable Operating Performance:
Restructuring charges(1)	$4,276	$8,996
Management and consulting fees(2)	$5,625	$5,625

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations	$(2,484)	$2,550

(1)           Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix and other restructuring costs.

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

(in thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Nine Months Ended September 30, 2011
Operating income (loss)(1)	$127,966	$172,123	$75,506	$39,498	$(84,572)	$330,521
Depreciation and amortization expense	30,977	55,734	25,663	4,687	9,470	126,531
EBITDA	158,943	227,857	101,169	44,185	(75,102)	457,052
Interest and net investment income (loss)(2)	—	—	8,270	158	(209)	8,219
Adjusted EBITDA	158,943	227,857	109,439	44,343	(75,311)	465,271
Non-cash stock-based compensation expense	—	—	—	—	6,251	6,251
Non-cash credits attributable to purchase accounting(4)	(28)	(36)	—	—	—	(64)
Comparable Operating Performance	$158,915	$227,821	$109,439	$44,343	$(69,060)	$471,458
Memo: Items included in Comparable Operating Performance:
Restructuring charges(5)	$690	$2,952	$—	$36	$598	$4,276
Management and consulting fees(6)	$—	$—	$—	$—	$5,625	$5,625
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(2,484)	$(2,484)

Nine Months Ended September 30, 2010
Operating income (loss)(1)	$80,248	$166,714	$57,245	$38,708	$(91,699)	$251,216
Depreciation and amortization expense	56,843	49,838	31,714	5,374	10,007	153,776
EBITDA	137,091	216,552	88,959	44,082	(81,692)	404,992
Interest and net investment income(2)	—	—	5,244	153	2,090	7,487
Residual value guarantee charges(3)	9,222	—	—	982	245	10,449
Adjusted EBITDA	146,313	216,552	94,203	45,217	(79,357)	422,928
Non-cash stock-based compensation expense	—	—	—	—	6,864	6,864
Non-cash credits attributable to purchase accounting(4)	(40)	(152)	(132)	—	—	(324)
Comparable Operating Performance	$146,273	$216,400	$94,071	$45,217	$(72,493)	$429,468
Memo: Items included in Comparable Operating Performance:
Restructuring charges (credits)(5)	$6,657	$1,139	$(127)	$61	$1,266	$8,996
Management and consulting fees(6)	$—	$—	$—	$—	$5,625	$5,625
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$2,550	$2,550

(1)                                  Presented below is a reconciliation of total segment operating income to net income (loss):

	Nine months ended September 30,
(In thousands)	2011	2010
Total Segment Operating Income	$330,521	$251,216
Non-operating Expense (Income):
Interest expense	205,210	217,083
Interest and net investment income	(8,219)	(7,487)
Other expense	522	556
Income from Continuing Operations before Income Taxes	133,008	41,064
Provision for income taxes	50,526	23,790
Income from Continuing Operations	82,482	17,274
Loss from discontinued operations, net of income taxes	(26,430)	(32,200)
Net Income (Loss)	$56,052	$(14,926)

(2)                                 Interest and net investment income (loss) is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash and short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $245.5 million as of September 30, 2011. American Home Shield interest and net investment income was $8.3 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively. The balance of interest and net investment income primarily relates to (i) investment (loss) income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income (loss) from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                                 Represents non-cash residual value guarantee charges recorded in the nine months ended September 30, 2010 related to a synthetic lease for operating properties, which expired in July 2010.

(4)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix and other restructuring costs.

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

TruGreen Segment

The TruGreen segment reported a 1.4 percent increase in revenue, a 59.5 percent increase in operating income and an 8.6 percent increase in Comparable Operating Performance for the nine months ended September 30, 2011 compared to 2010. The revenue results reflect improved price realization and higher sales of ice melt services, offset, in part, by a 6.1 percent decline in customer counts driven by a decrease in new unit sales generated in the neighborhood sales channel.

TruGreen’s Comparable Operating Performance improved $12.6 million for the nine months ended September 30, 2011 compared to 2010, which includes the impact of increased revenue, reduced sales and marketing spend driven by the reduced focus on the neighborhood sales channel, a $6.0 million decrease in restructuring charges and cost reductions realized through ongoing initiatives to improve customer service and improve the productivity of our lawn specialists, offset, in part, by the $4.7 million impact of increased fuel prices and the $4.5 million impact of fertilizer prices and key executive transition charges of $1.0 million recorded in the nine months ended September 30, 2011 attributable to the resignation of the former President of TruGreen in the second quarter of 2011.

Terminix Segment

The Terminix segment reported a 3.3 percent increase in revenue, a 3.2 percent increase in operating income and a 5.3 percent increase in Comparable Operating Performance for the nine months ended September 30, 2011 compared to 2010. Pest control revenue increased 5.5 percent for the nine months ended September 30, 2011 compared to 2010, reflecting a 3.0 percent increase in customer counts and an increase in one-time services. Termite revenue increased 1.1 percent for the nine months ended September 30, 2011 compared to 2010 due to improved price realization, offset, in part, by a decrease in new unit sales driven by weak termite activity.

Terminix’s Comparable Operating Performance improved $11.4 million for the nine months ended September 30, 2011 compared to 2010, which includes the impact of increased revenue and a $4.0 million decrease in provisions for incentive compensation and a $1.7 million decrease in legal-related expenses, offset, in part, by a $1.8 million increase in restructuring charges, increased investments in sales and marketing, programs to drive employee engagement and the $4.6 million impact of increased fuel prices.

American Home Shield Segment

The American Home Shield segment reported a 5.3 percent increase in revenue, a 31.9 percent increase in operating income and a 16.3 percent increase in Comparable Operating Performance for the nine months ended September 30, 2011 compared to 2010. The increase in revenue reflects improved price realization, the introduction of new product options in our direct-to-consumer channel and a favorable impact in the nine months due to differences between years in the timing of contract claims. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs.

American Home Shield’s Comparable Operating Performance improved $15.4 million for the nine months ended September 30, 2011 compared to 2010, which includes the impact of increased revenue, reduced sales and marketing spend, a $4.9 million decrease in legal-related expenses and a $3.0 million increase in interest and net investment income from the American Home Shield investment portfolio, offset, in part, by increased contract claims costs and a $4.0 million investment in a new CRM platform.

ServiceMaster Clean Segment

The ServiceMaster Clean segment reported a 3.8 percent increase in revenue, a 2.0 percent increase in operating income and a 1.9 percent decrease in Comparable Operating Performance for the nine months ended September 30, 2011 compared to 2010. Trends in revenue reflect increases in national janitorial accounts and fee revenue resulting from growth in disaster restoration services, offset, in part, by a decrease in sales of products to franchisees.

ServiceMaster Clean’s Comparable Operating Performance declined $0.9 million for the nine months ended September 30, 2011 compared to 2010, which reflects investments in sales and marketing, offset, in part, by the impact of increased revenue.

Other Operations and Headquarters Segment

This segment includes the operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 1.8 percent increase in revenue, a 7.8 percent improvement in operating loss and a 4.7 percent improvement in Comparable Operating Performance for the nine months ended September 30, 2011 compared to 2010. The Merry Maids segment reported a 2.5 percent increase in revenue reflecting an increase in the number of new franchise sales and an increase in sales of products to franchisees.

The segment’s Comparable Operating Performance improved $3.4 million for the nine months ended September 30, 2011 compared to 2010, which includes favorable claims trends in our medical plan and our automobile, general liability and workers’ compensation program, which may or may not continue, reduced spending in the Company’s headquarters functions and the impact of a $0.7 million decrease in restructuring charges, offset, in part, by investments in information systems, including $3.3 million for PCI standards compliance purposes, a $2.5 million increase in provisions for incentive compensation, a $0.9 million decrease in interest and net investment income and an increase in key executive transition charges of $1.0 million of which $0.6 million was attributable to the resignation of the former President of Merry Maids in the first quarter of 2011.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to EBITDA and Comparable Operating Performance for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine months ended September 30,
(In thousands)	2011	2010
Operating loss	$(5,855)	$(5,702)
Benefit for income taxes	(2,128)	(2,243)
Operating loss, net of income taxes	(3,727)	(3,459)
Loss on sale and impairments, net of income taxes(1)	(22,703)	(28,741)
Loss from discontinued operations, net of income taxes	$(26,430)	$(32,200)

Operating loss	$(5,855)	$(5,702)
Interest expense	16	34
Depreciation and amortization expense	3,509	8,684
EBITDA(2)	(2,330)	3,016
Non-cash credits attributable to purchase accounting	(154)	(466)
Comparable Operating Performance	$(2,484)	$2,550

(1)           Includes goodwill and trade name impairments of $46.9 million ($28.7 million, net of tax) in the nine months ended September 30, 2010.

(2)           There are no adjustments necessary to reconcile EBITDA to Adjusted EBITDA for the nine months ended September 30, 2011 and 2010.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations increased $45.9 million to $156.7 million for the nine months ended September 30, 2011 compared to $110.8 million for the nine months ended September 30, 2010.

Net cash provided from operating activities for the nine months ended September 30, 2011 was comprised of $254.5 million in earnings adjusted for non-cash charges, offset, in part, by a $93.0 million increase in cash required for working capital and $4.8 million in cash payments related to restructuring charges. Working capital requirements were impacted by normal seasonal working capital needs. In addition, working capital requirements were adversely impacted by the timing of interest on our Permanent Notes and were favorably impacted by increases in advance payments received for annual contracts.

Net cash provided from operating activities for the nine months ended September 30, 2010 was comprised of $204.7 million in earnings adjusted for non-cash charges, offset, in part, by an $84.1 million increase in cash required for working capital and $9.8 million in cash payments related to restructuring charges. Working capital requirements were impacted by normal seasonal working capital needs. In addition, working capital requirements were adversely impacted by growth in accounts receivable balances, due to increases in revenue as compared to prior year and unfavorable collection trends partially attributable to increases in revenue in service lines with longer than average collection terms, and the timing of interest payments on our Permanent Notes. Alternatively, working capital requirements were favorably impacted by favorable timing of accounts payable and payroll and related payments.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $110.3 million for the nine months ended September 30, 2011 compared to $129.1 million for the nine months ended September 30, 2010.

Capital expenditures decreased to $79.7 million for the nine months ended September 30, 2011 from $96.3 million for the nine months ended September 30, 2010 and included vehicle purchases of $43.5 million, recurring capital needs and information technology projects. The Company anticipates that capital expenditures, excluding vehicle fleet purchases, for the full year 2011 will range from $65.0 million to $70.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. The Company’s capital requirement for fleet vehicles for the full year 2011 is expected to range from $50.0 million to $55.0 million. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions for the nine months ended September 30, 2011 totaled $24.7 million, compared with $52.5 million for the nine months ended September 30, 2010. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its acquisition program at Terminix, TruGreen and Merry Maids.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $30.3 million for the nine months ended September 30, 2011 compared to $34.8 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Company made scheduled principal payments of long-term debt of $30.1 million. During the nine months ended September 30, 2010, the Company had borrowings of $15.0 million and made scheduled principal payments of long-term debt of $49.8 million.

Liquidity

The Company is highly leveraged, and a substantial portion of the Company’s liquidity needs is due to service requirements on indebtedness incurred in connection with the Merger and from funding the Company’s operations, working capital and capital expenditures. The agreements governing the Term Facilities, the Permanent Notes and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements as of September 30, 2011.

Cash and short- and long-term marketable securities totaled $439.4 million as of September 30, 2011, compared with $393.3 million as of December 31, 2010. As of September 30, 2011 and December 31, 2010, $245.5 million and $242.2 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of September 30, 2011, the Company’s residual value guarantees related to the leased assets totaled $35.6 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.8 million in the condensed consolidated statements of financial position.

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2011, the estimated fair value of the Company’s fuel swap contracts was a net liability of $0.7 million, and the Company had posted $1.5 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of September 30, 2011, the Company had $442.5 million of remaining capacity available under the Revolving Credit Facility.

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

The Company may from time to time repurchase or otherwise retire or extend the Company’s debt and/or take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of Company debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its condensed consolidated statements of financial position. The Company may also from time to time repurchase from Holdings some or all of the Company’s Permanent Notes held by Holdings (see below), thereby retiring the debt, and Holdings may use the proceeds from such repurchases (or other funds) to purchase portions of Holdings’ outstanding equity or the Company’s debt or for other corporate purposes.

In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the Permanent Notes for a cost of $21.4 million. The debt acquired by Holdings has not been retired, and the Company has continued to pay interest in accordance with the terms of the debt. The Company recorded interest expense of $1.7 million and $5.2 million for the three and nine months ended September 30, 2011 and 2010, respectively, related to the Permanent Notes held by Holdings. The Company made cash payments to Holdings of $7.0 million during the nine months ended September 30, 2011 and 2010. Interest accrued by the Company and payable to Holdings as of September 30, 2011 and December 31, 2010 amounted to $1.4 million and $3.2 million, respectively.

The Company has an accounts receivable securitization arrangement under which TruGreen and Terminix may sell certain eligible trade accounts receivable to Funding, the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of September 30, 2011, the amount of eligible receivables was $50.0 million.

During the nine months ended September 30, 2011, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of September 30, 2011 and December 31, 2010, the Company had $10.0 million outstanding under the arrangement and, as of September 30, 2011, had $40.0 million of remaining capacity available under the accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility that is renewable annually at the option of Funding, with a final termination date of July 17, 2012. Only one of the Purchasers is required to purchase interests under the arrangement. As part of the annual renewal of the facility, which occurred on July 26, 2011, this Purchaser agreed to continue its participation in the arrangement through July 17, 2012. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012.

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $245.5 million as of September 30, 2011, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $189.6 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect throughout 2011, and similar limitations are expected to be in effect in 2012. The remainder of the $245.5 million, or $55.9 million, is related to amounts that the Company’s management does not consider readily available to be used to service the Company’s indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries.

The 2010 Form 10-K includes disclosure of the Company’s contractual obligations and commitments as of December 31, 2010. The Company continues to make the contractually required payments, and, therefore, the 2011 obligations and commitments as listed in the 2010 Form 10-K have been reduced by the required payments. There were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the nine months ended September 30, 2011.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, the sharing of best practices and talent across our businesses; financial position; results of operations; cash flows; prospects; growth strategies and/or expectations; capital expenditures and requirements; customer retention; the continuation of acquisitions; fuel prices; attraction and retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home service contract claims; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; post-closing purchase price adjustments, including, without limitation, items related to working capital and potential indemnification claims associated with the TruGreen LandCare disposition; our ability to renegotiate or extend the $50.0 million receivable securitization arrangement; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual outcomes and performances, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in Item 1A—Risk Factors in Part I of the 2010 Form 10-K could cause actual results and outcomes to differ materially from those in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•                  our ability to secure sources of financing or other funding to allow for direct purchases or leasing of commercial vehicles, primarily for TruGreen and Terminix;

•                  changes in the source and intensity of competition in our market segments;

•                  our ability to attract and retain key personnel;

•                  weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and seasonality factors that affect the demand for, or our ability to provide, our services and the cost of our claims and services;

•                  higher commodity prices and lack of availability thereof, including, without limitation, fuel and chemicals (primarily at TruGreen and Terminix) could impact our ability to provide our services and the profitability of our brands;

•                  increases in operating costs, such as higher insurance premiums, self-insurance costs and compensation and benefits costs, including, without limitation, costs related to the comprehensive health care reform law enacted in the first quarter of 2010;

•                  employee retention and labor shortages;

•                  epidemics, pandemics or other public health concerns or crises that could affect the demand for, or our ability to provide our services, resulting in a reduction in revenues;

•                  a continuation or change in general economic, financial and credit conditions in the United States and elsewhere (for example, any adverse developments in the global credit and financial markets due to the recent downgrade of the U.S. long-term sovereign credit rating or the European debt crisis), especially as such may affect home sales, consumer or business liquidity, bank failures, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, mortgage foreclosures and subprime credit dislocations;

•                  a failure of any insurance company that provides insurance or reinsurance to us or of third party contract partners, including counterparties or our fuel and interest rate swaps;

•                  changes in the type or mix of our service offerings or products;

•                  existing and future governmental regulation and the enforcement thereof, including, without limitation, regulation relating to the environment; restricting or banning of telemarketing; door-to-door solicitation; direct mail or other marketing activities; the Termite Inspection and Protection Plan; chemicals used in our businesses; or other legislation, regulation or interpretations impacting our business models;

•                  laws and regulations relating to financial reform and the use of derivative instruments, including by companies such as ServiceMaster;

•                  the success of, and costs associated with, restructuring initiatives;

•                  the number, type, outcomes (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or action litigation;

•                  labor organizing activities at the Company or its franchisees;

•                  risk of liabilities being passed through from our franchisees;

•                  risks associated with acquisitions, including, without limitation, retaining customers from businesses acquired, difficulties in integrating acquired businesses and achieving expected synergies therefrom;

•                  risks associated with dispositions, for example, post-closing claims being made against us, post-closing purchase price adjustments (including, without limitation, items related to working capital), disruption to our other businesses during the sale process or thereafter; credit risks associated with any buyer of such disposed businesses and the Company’s ability to collect funds due from any such buyer related to seller financings, licensing arrangements or transition service arrangements;

•                  constraints associated with non-compete agreements or other restrictive covenants entered into by the Company, including, without limitation, in connection with business dispositions or strategic contracts and which may restrict the Company’s ability to conduct business in particular market segments or compete in particular geographic regions;

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

•                  the cost, timing, structuring or results of our business process outsourcing, including, without limitation, any current or future outsourcing (or insourcing) or restructuring of all or portions of our information technology, call center, certain human resource functions and other corporate functions, and risks associated with such outsourcing (or insourcing) or restructuring;

•                  successful implementation of upgrades to our information technology systems that are being undertaken, among other reasons, to enhance customer service; protect against theft of customer and corporate sensitive information; and minimize disruptions in the Company’s operations; and

•                  other factors described from time to time in documents that we file with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into these contracts for trading or speculative purposes. In the Company’s opinion, the market risk associated with debt obligations and other significant instruments as of September 30, 2011 has not materially changed from December 31, 2010 (see Item 7A of the 2010 Form 10-K).

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

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2011, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $56.2 million, maturing through 2012. The estimated fair value of these contracts as of September 30, 2011 was a net liability of $0.7 million. These fuel swap contracts provide a fixed price for approximately 81.9 percent and 52.7 percent of the Company’s estimated fuel usage for the remainder of 2011 and 2012, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s CEO, Harry J. Mullany III, and ServiceMaster’s Senior Vice President and CFO, Roger A. Cregg, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. ServiceMaster’s disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Memphis, Tennessee. Messrs. Mullany and Cregg have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective, representative and class action basis, regulatory, insured and uninsured employment, general and commercial liability, wage and hour and environmental proceedings. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court approval. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Employment Offer Letter executed on August 15, 2011, between the Company and Roger A. Cregg related to his appointment as the Company’s Senior Vice President and Chief Financial Officer.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Roger A. Cregg
Roger A. Cregg
Senior Vice President and Chief Financial Officer