Form 10-K
period 2011-12-31
SERVICEMASTER CO
filed 2012-03-06
CIK 1052045

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The registrant is a privately held corporation and its equity shares are not publicly traded. At March 6, 2012, 1,000 shares of the registrant's common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

        The ServiceMaster Company is not required to file this Annual Report on Form 10-K with the Securities and Exchange Commission and is doing so on a voluntary basis.

THE SERVICEMASTER COMPANY
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

        The following discussion of our business contains "forward-looking statements," as discussed in Part II, Item 7 below. Our business, operations and financial condition are subject to various risks as set forth in Part I, Item 1A below. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes and the Risk Factors included elsewhere in this Annual Report on Form 10-K.

COMPANY

        The ServiceMaster Company ("ServiceMaster," the "Company," "we," "us" or "our") is a national company serving both residential and commercial customers. Our services include lawn care, termite and pest control, home service contracts, cleaning and disaster restoration, house cleaning, furniture repair and home inspection. As of December 31, 2011, we provided these services through a network of approximately 6,900 company-owned, franchised and licensed locations operating primarily under the following leading brands: TruGreen, Terminix, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. Approximately 98 percent of our 2011 operating revenue was generated by sales in the United States. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

        ServiceMaster is organized into five principal reportable segments: TruGreen, Terminix, American Home Shield, ServiceMaster Clean, and Other Operations and Headquarters. The financial information for each operating segment for 2011, 2010 and 2009 is contained in Note 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K. During 2011, we employed an average of approximately 21,000 company associates, and our franchise network independently employed over 31,000 additional people.

        In the first quarter of 2011, we concluded that TruGreen LandCare, a commercial landscape maintenance business, did not fit within our long-term strategic plans and committed to a plan to sell the business. On April 21, 2011, we entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was completed effective as of April 30, 2011. The financial results, as well as the assets and liabilities, of the TruGreen LandCare business are reported in discontinued operations for all periods presented in this Annual Report on Form 10-K.

        On July 24, 2007 (the "Closing Date"), ServiceMaster was acquired pursuant to a merger transaction (the "Merger"), and, immediately following the completion of the Merger, all of the outstanding common stock of ServiceMaster Global Holdings, Inc. ("Holdings"), the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, Inc. (now operated as Clayton, Dubilier & Rice, LLC, "CD&R"), Citigroup Private Equity LP (together with its affiliate, Citigroup Alternative Investments LLC, "Citigroup"), BAS Capital Funding Corporation ("BAS") and J.P. Morgan Ventures Corporation (now known as JPMorgan Chase Funding Inc., "JPMorgan"). On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone Group LLC ("StepStone" and collectively with CD&R, Citigroup, BAS and JPMorgan, the "Equity Sponsors") and its proprietary interests in such investment funds to Lexington Partners Advisors LP. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings. Affiliates of BAS continue to hold 10 million shares of Holdings. For information with respect to the ownership of common stock of Holdings by Equity Sponsors and related funds, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SERVICES

        The following table shows the percentage of ServiceMaster's consolidated revenue from continuing operations derived from each of ServiceMaster's reportable segments in the years indicated:

Segment	2011	2010	2009
TruGreen	34%	35%	35%
Terminix	37%	37%	37%
American Home Shield	22%	21%	21%
ServiceMaster Clean	4%	4%	4%
Other Operations and Headquarters	3%	3%	3%

TruGreen Segment

        The TruGreen segment provides lawn, tree and shrub care services primarily under the TruGreen brand name. TruGreen is a leading provider of lawn, tree and shrub care services in the United States, serving both residential and commercial customers. Of the TruGreen segment's 2011 operating revenue, 55 percent was generated from residential weed control and fertilization services, while expanded lawn services (such as aeration and grub control) (19 percent), commercial weed control and fertilization services (15 percent), and tree and shrub services (11 percent) accounted for the remainder.

        As of December 31, 2011, TruGreen provided these services in 48 states and the District of Columbia through approximately 200 company-owned locations and 35 franchised outlets. As of December 31, 2011, TruGreen also provided lawn care services through a subsidiary in Canada and had licensing arrangements whereby licensees provided these services in Japan and the United Kingdom.

        The TruGreen business is seasonal in nature. In the winter and spring, this business sells to customers a series of lawn applications, which are rendered primarily in March through October. Weather conditions such as droughts, severe winter storms and snowfall, whether created by climate change factors or otherwise, can adversely impact the timing of product or service delivery and/or demand for lawn care services and may result in a decrease in revenues or an increase in costs.

Terminix Segment

        The Terminix segment provides termite and pest control services and distributes pest control products primarily under the Terminix brand name. Terminix is a leading provider of termite and pest control services in the United States, serving both residential and commercial customers. Of the Terminix segment's 2011 operating revenue, 38 percent and 17 percent were generated from residential and commercial pest control services, respectively, and 37 percent and 3 percent were generated from residential and commercial termite control services, respectively (with the remainder from other services).

        As of December 31, 2011, Terminix provided these services in 47 states and the District of Columbia through approximately 300 company-owned locations and 100 franchised outlets. As of December 31, 2011, Terminix also provided termite and pest control services through subsidiaries in Mexico and Honduras and had licensing arrangements whereby licensees provided these services in Japan, China, South Korea, Southeast Asia, Central America, the Caribbean and the Middle East. Terminix has formed a joint venture to enter the Indian pest market.

        The Terminix business is seasonal in nature. The termite swarm season, which typically occurs in early spring, but varies in timing and intensity by region depending on climate and other factors, leads to the highest demand for termite control services and, therefore, the highest level of revenues. Similarly, increased pest activity in the warmer months generally leads to the highest demand for pest control services and, therefore, the highest level of revenues.

American Home Shield Segment

        The American Home Shield segment provides home service contracts for household systems and appliances primarily under the American Home Shield brand name. American Home Shield is a leading provider of home service contracts for household systems and appliances in the United States. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, water heaters and other covered household systems and appliances and services those contracts through independent repair contractors. In 2011, 68 percent of the home service contracts written by American Home Shield were derived from existing contract renewals, while 18 percent and 14 percent were derived from sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively. As of December 31, 2011, American Home Shield issued and administered home service contracts in 49 states and the District of Columbia and had no international operations.

        Weather conditions such as extreme temperatures can lead to an increase in service requests related to household systems and appliances, resulting in higher claim costs and lower profitability, thereby adversely impacting results of operations and cash flows.

ServiceMaster Clean Segment

        The ServiceMaster Clean segment provides residential and commercial disaster restoration and cleaning services primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Of the ServiceMaster Clean segment's 2011 operating revenue, 52 percent was generated from domestic royalty fees, while international (19 percent), product sales (12 percent), janitorial national accounts (9 percent), lead generation fees (3 percent), AmeriSpec (2 percent), Furniture Medic (2 percent) and new license sales (1 percent) accounted for the remainder.

        ServiceMaster Clean.    ServiceMaster Clean is a leading franchisor in the residential and commercial disaster restoration and cleaning field in the United States. As of December 31, 2011, ServiceMaster Clean provided these services in all 50 states and the District of Columbia through approximately 2,975 franchised outlets. ServiceMaster Clean also has operations in Canada and Honduras. As of December 31, 2011, ServiceMaster Clean, through franchises, provided disaster restoration and cleaning services in Canada, the United Kingdom and Spain and had licensing arrangements whereby licensees provided these services in India, Lebanon, Turkey, Saudi Arabia, Japan and Southeast Asia.

        Furniture Medic.    Furniture Medic is a leading provider of on-site furniture repair and restoration services in the United States serving residential customers. As of December 31, 2011, Furniture Medic provided these services in 42 states and the District of Columbia through approximately 215 franchised outlets. As of December 31, 2011, Furniture Medic also provided on-site furniture repair and restoration services through franchisees in Canada and the United Kingdom and had licensing arrangements to provide these services in Turkey and Saudi Arabia.

        AmeriSpec.    AmeriSpec is a leading provider of home inspection services in the United States serving residential customers. As of December 31, 2011, AmeriSpec provided these services in

44 states and the District of Columbia through approximately 220 franchised outlets. AmeriSpec also provided home inspection services through franchisees in Canada.

Other Operations and Headquarters Segment

        The Other Operations and Headquarters segment includes the Merry Maids business unit, The ServiceMaster Acceptance Company Limited Partnership ("SMAC") and ServiceMaster's corporate headquarters functions.

        Merry Maids.    Merry Maids is a leading provider of home cleaning services in the United States. As of December 31, 2011, these services were provided in 49 states and the District of Columbia through approximately 70 company-owned locations and 400 franchised outlets. As of December 31, 2011, Merry Maids, through franchises, also provided home cleaning services in Canada, Ireland and the United Kingdom and had licensing arrangements whereby licensees provided these services in Hong Kong, Japan, South Korea and Southeast Asia.

        SMAC.    SMAC provides financing to franchisees of the Company through commercial loans for franchise fees and royalties, equipment and vehicle purchases and working capital needs and to consumer customers of Terminix through retail installment sales contracts. Commercial loans are typically for a term of one to seven years and are generally secured by the assets of the franchisee and other collateral. On December 31, 2011, the outstanding balance of commercial loans was $35.8 million with a bad debt reserve for commercial loans of $2.5 million. SMAC wrote off $0.6 million in commercial loans in 2011. Retail installment sales contracts are typically for a term of 12 months and are unsecured. On December 31, 2011, the outstanding balance of retail installment sales contracts was $19.1 million. In the event a customer fails to make payments under a retail installment sales contract for 120 days after the due date, Terminix purchases the installment contract from SMAC.

        Headquarters functions.    The Business Support Center, headquartered in Memphis, Tennessee, administers payroll, benefits, risk management, travel and certain procurement services for our internal operations. Various administrative support departments also provide personnel, communications, marketing, government and public relations, administrative, accounting, financial, tax, human resources and legal services.

STRENGTHS

        We believe our company has the following competitive strengths:

        Leading market segment positions and iconic brands.    We believe that TruGreen, Terminix and American Home Shield, which collectively contributed 93 percent of our operating revenue for the year ended December 31, 2011, each holds a leading position in its respective business segment. Measured by operating revenue, TruGreen is approximately 4.9 times larger than its nearest competitor, and Terminix is approximately 1.2 times larger than its nearest competitor. American Home Shield is approximately 3.8 times larger than its nearest competitor, as measured by the gross premium of home service contracts written. We believe that, based on our understanding of our competitors and their operations, American Home Shield is one of the few nationwide providers of home service contracts in the United States with both national sales and technical services networks. We believe this provides a significant competitive advantage by enabling American Home Shield to educate real estate professionals, financial institutions and insurance agencies about the benefits of home service contracts. We also believe that our size and scale improve our purchasing power, route density, marketing and operating efficiencies compared to smaller local and regional competitors.

        More focused portfolio.    We believe that our portfolio realignment actions since 2007 allow us to use our competitive advantages within our core competencies more effectively and better position us for growth. Our 2011 disposition of TruGreen LandCare enhanced TruGreen's ability to grow commercial revenues and resulted in a service portfolio more focused on our core businesses. With the formation of the ServiceMaster Clean & Merry Maids franchise group in 2011, we created a platform that is better equipped to utilize best practices across franchise brands within that group. By divesting InStar, a provider of disaster response, restoration and reconstruction services, in 2008, we shed a non-strategic asset with less predictable revenue performance and eliminated unnecessary market confusion with ServiceMaster Clean's disaster restoration business.

  Compelling growth initiatives:

  •
  Gain market segment share.  We believe that, by providing a superior customer experience across our businesses, we are positioned to increase customer retention rates of our existing business segments. We continue to review opportunities to expand our geographic footprint, evaluate tuck-in acquisitions in existing and adjacent territories and expand our service offerings to better penetrate the North American marketplace.

  •
  Move into faster growing, adjacent opportunities.  We believe that we have a significant opportunity to expand our presence in the commercial arena within our existing business segments, primarily at TruGreen, Terminix and ServiceMaster Clean. Our key initiatives related to commercial expansion include targeting growth in profitable segments, such as commercial spraywork, pest and termite commercial opportunities, servicing national accounts and adding key sales and management personnel across our network. We believe that we also are well positioned to use our competitive advantages within our existing American Home Shield network to cross-sell preventative maintenance contracts to new and existing customers. In addition, we are seeking to grow our commercial janitorial revenues through additional franchise locations in geographic areas where we do not have a significant presence.

  •
  Provide new product offerings and enhance the customer experience.  We are offering new products at American Home Shield, such as preventative maintenance contracts, and giving our customers more choice in the type of coverage they can select for their household systems and appliances. Additionally, American Home Shield is implementing a new customer relationship management ("CRM") system, which we expect will enhance customer experience and improve retention. At ServiceMaster Clean, we are seeking to expand our relationships with insurance companies to increase disaster restoration revenues by becoming a partner of choice.

        Committed and experienced senior leadership.    Our senior management team has a long track record of producing profitable growth in a wide variety of industries and economic conditions. Many of our senior managers own equity in our organization, and their incentive compensation is tied to key performance metrics. Our compensation structure is designed to incentivize our senior management team to drive the long-term success of our business.

  Proven and consistent business model:

  •
  Solid performance through business cycles.  Our consolidated operating revenue and Adjusted EBITDA compound annual growth rates ("CAGRs") from 2008 through 2011 were 2.3 percent and 8.9 percent, respectively, and we improved our Adjusted EBITDA margin from 15.2 percent in 2008 to 18.3 percent in 2011. We attribute this performance through the recent economic downturn principally to our diversified customer base, comprised of an estimated 8.2 million customers who are provided with services and products by the

    ServiceMaster family of brands, including our franchisees. No single customer represents a material portion of our consolidated revenue base, and our segments are not dependent on a single customer or a few customers who are provided with services and products by the ServiceMaster family of brands, including our franchisees. We believe that our historical ability to increase Adjusted EBITDA results from technology investments that have driven efficiency within the Terminix segment, tighter controls that have allowed us to closely manage costs and the efficient use of our support centers, which utilize our combined scale and capabilities across our business segments. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Review for a discussion of how we calculate Adjusted EBITDA.

  •
  Strong and stable customer retention rates.  The customers in our three largest segments typically enter into one-year service programs, which are renewable annually. Our customer retention rates were approximately 66.7 percent for TruGreen, 80.6 percent for Terminix Pest Control, 86.1 percent for Terminix Termite and 75.1 percent for American Home Shield for the year ended December 31, 2011. We have generally been able either to grow or sustain customer retention rates in our core business units through the recent economic downturn, contributing to the stability of our overall revenue base.

  •
  Improved cost structure under private ownership.  Since becoming a private company in 2007, we have improved our cost structure across our businesses. For example, the cost structure of Terminix has benefited from a branch optimization initiative, including adherence to branch operating models, sharing best practices and more efficient sourcing of labor and materials. We have also deployed technology and mobility solutions in the Terminix business, including handheld technologies designed to enhance technician efficiency and reduce operating costs, and have improved mobility and technology solutions across other business units to drive increased efficiencies.

        Strong cash flow profile.    Our company has historically generated significant operating cash flow. Our average Adjusted EBITDA for the last three years was $536 million, and our average capital expenditures over the same period were $96 million. We have been able to manage our working capital needs, principally through lower inventory requirements and increased customer prepayment initiatives in several of our businesses.

STRATEGY

        Our strategy is focused on the following strategic priorities:

  Rapid, profitable growth:

  •
  Enhance customer experience and improve customer retention.  We seek to grow operating revenue through initiatives designed to enhance customer satisfaction and loyalty. Key objectives include the optimization of customer-employee contact and communication, enhanced use of customer relationship management software for scheduling and work order management, continued improvement of quality of services delivered through better training, faster problem resolution and increased transfer of best practices across our businesses.

  •
  Expand commercial services.  We believe that our extensive national coverage, brand strength and broad product and service offerings provide us with a significant competitive advantage for serving multi-location commercial accounts, especially compared to local and regional competitors. We believe that we have the opportunity to further utilize our competitive advantages with our broad national service network to increase our delivery of services to commercial accounts. Our specific strategies include accelerating national account growth by adding sales resources and enhancing our value proposition through technology, thoroughly reviewing market segment growth opportunities and targeting adjacent sectors through partnerships.

  •
  Increase market segment share and household penetration of our services.  We believe that our size and geographic scale, strong brand awareness and customer service focus will enable us to increase our market segment share across our portfolio of businesses. At the same time, we believe there are significant opportunities to increase the relatively low household penetration of our services and products and thus expand our addressable market segments.

  •
  Pursue expansion opportunities.  We intend to take advantage of opportunities for domestic and international expansion in territories where we believe macroeconomic conditions and local demographics can support profitable operations in the segments in which we operate. We believe that increased geographic penetration, both domestically and internationally, will further diversify our business portfolio.

        Talent Management.    We intend to continue our focus on developing and retaining key associates to best align our business to the needs of our customer base. We are implementing this strategy through four key initiatives:

  •
  Alignment of organization structure with business strategy.  This focused effort allows us to quickly and effectively identify and address talent gaps in relation to implementing our strategic initiatives.

  •
  Rigorous and ongoing talent management.  Our comprehensive talent review process aligns associate performance with the goals of our organization. The process is designed to improve performance management and attract and retain high caliber talent.

  •
  Accelerate talent development.  To drive improved customer retention, we are continuing our efforts to provide focused and ongoing customer service training for our key associates. We have also developed a leadership development program designed to promote upward mobility for our associates within our organization.

  •
  Increase associate engagement.  We promote the consistent execution of our associate engagement plans across our business units, with the goal of improving the experiences of our customers and increasing customer loyalty to our leading brands.

        Best practice transfer and execution excellence.    In recent years, we have employed a strategy of accelerating the transfer of best practices across our businesses, investing in technology and mobility solutions, centralizing support functions and reducing layers of management, along with other business unit specific initiatives. We believe there are appreciable opportunities for further improvement across and within each of our businesses, including further utilizing the competitive advantages of our centralized support center to take advantage of combined capabilities and scale.

INDUSTRY AND COMPETITION

        We compete in the residential and commercial services industry, focusing on lawn care, termite and pest control, home service contracts, cleaning and disaster restoration, house cleaning, furniture repair and home inspection. We target market segments that meet our criteria for size, growth and profit potential. While we compete with a broad range of competitors in each discrete segment, we do not believe that any of our competitors provides all of the services we provide in all of the market segments we serve. We believe that our widely recognized brands, size, geographic footprint and reputation for service quality provide us with significant competitive advantages in reaching both residential and commercial customers. All of the primary segments in which we operate are highly fragmented, and we believe they are characterized by attractive industry conditions.

Lawn care

        According to a study by NorthStar Partners, the U.S. professional lawn services segment specializing in lawn treatments was estimated at $6.7 billion in revenue in 2011. According to the Bureau of Labor Statistics and Consumer Expenditures' 2010 consumer expenditure interview survey, approximately 14 percent of survey respondents outsourced lawn or gardening services. According to Packaged Facts, the lawn care segment has decreased at a 1.8 percent CAGR over the 2007-2011 period but is projected to grow at a 2.2 percent CAGR over the 2011-2016 period.

        Based on the study conducted by NorthStar Partners, we estimate that our share of the U.S. lawn care services segment is approximately 16 percent based upon TruGreen's operating revenue (including royalties and franchise fees from franchisees) of $1.1 billion in 2010. Competition in the segment for outsourced professional lawn care services comes mainly from local and independently owned firms. Scotts LawnService, a segment of The Scotts Miracle-Gro Company, which we believe is our next largest competitor in the outsourced professional lawn care services segment, generated approximately $224 million of revenues in their fiscal 2010. Based on publicly available information for 2010, we estimate TruGreen is approximately 4.9 times larger than this competitor.

Termite and pest control

        A 2010 study on the U.S. pest control industry conducted by Specialty Products Consultants, LLC estimates that the U.S. professional termite and pest control services segment generated $6.3 billion in revenue. The termite and pest control services segment is generally characterized by high customer retention rates and, according to the National Pest Management Association's 2010 survey, 60 percent of U.S. households currently use or have used a professional exterminator in their homes. We estimate that Terminix's U.S. market segment share for the termite and pest control services we provide is approximately 22 percent, based on total operating revenue for Terminix's services (including revenue generated by our franchisees) of approximately $1.4 billion in 2010, of which $1.2 billion in operating revenue was reported by Terminix for services we provided in 2010.

        Competition in the segment for professional termite and pest control services comes primarily from regional and local, independently operated firms, Orkin, Inc., a subsidiary of Rollins, Inc., and Ecolab, Inc., both of which compete nationally. We estimate that the top three providers (including Terminix) comprised approximately 45 percent of the professional termite and pest control services segment in 2010. The remaining portion of the professional termite and pest control services segment is highly fragmented with numerous privately-held, local termite and pest control service providers.

Home service contracts

        According to Warranty Week, a newsletter for warranty management professionals, the U.S. home warranty segment (including structural home warranties, which is a business in which we do not compete) was approximately $1.5 billion in 2009, as measured by the annual value of premiums paid by consumers. One of the primary drivers of new home service contracts is the number of existing homes sold in the United States, since a home service product is often recommended by a real estate sales professional or offered by the seller of a home in conjunction with a real estate transaction. According to the National Association of Realtors, existing home re-sales in units increased by 1.7 percent in 2011 and are currently projected to increase by 4.7 percent in 2012 and 5.2 percent in 2013. Approximately 22 percent of the operating revenue of American Home Shield in 2011 was tied directly to existing home resales.

        Competition for home service contracts that cover systems and appliances comes mainly from regional providers. Several competitors are expected to initiate expansion efforts into additional states. According to Warranty Week data, American Home Shield and The First American Corporation are the two largest industry participants, based on gross premiums paid in 2009, with American Home Shield having 41 percent market segment share and The First American Corporation having 11 percent market segment share. Based on this information, American Home Shield is approximately 3.7 times larger than this competitor.

Disaster restoration and reconstruction, emergency response and other services

        Most emergency response work results from extreme weather environments and natural disasters such as hurricanes, floods, mudslides, tornadoes and earthquakes. Firms in this segment also respond to non-weather-related emergency situations for residential and commercial customers, such as fires and flooding. Critical factors in the selection of an emergency response firm are the firm's reputation, relationships with insurers, available resources, proper insurance and credentials, timeliness, and responsiveness. The segment is highly fragmented, and key competitors of our ServiceMaster Clean business include ServPro Industries, Inc., Belfor, a subsidiary of Belfor Europe GmbH, and BMS CAT, Inc.

Home cleaning services

        Competition in the market segment for home cleaning services comes mainly from local, independently owned firms, from homeowners who clean their own homes and from a few national companies such as The Maids International, Inc., Molly Maid, Inc. and The Cleaning Authority, LLC.

MARKETING AND DISTRIBUTION

        ServiceMaster markets its services primarily through the internet, direct mail, television and radio advertising, print advertisements, door-to-door solicitation, telemarketing and yellow pages advertisements. Additionally, American Home Shield and Terminix, in certain jurisdictions, market their services through various participants in the residential real estate market place, such as real estate brokerages, financial institutions and insurance agencies and, for American Home Shield, an internal sales organization that supports these distribution channels.

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

        ServiceMaster holds various service marks, trademarks and trade names, such as ServiceMaster, Terminix, TruGreen, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec and Furniture Medic, that it deems particularly important to the advertising activities conducted by each of its reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2011, ServiceMaster had marks that were protected by registration (either by direct registration or by treaty) in the United States and 81 other countries.

FRANCHISES

        Franchises are important to the TruGreen, Terminix, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Total franchise fees (initial and recurring) represented 4.0 percent, 3.9 percent and 4.1 percent of consolidated revenue from continuing operations in 2011, 2010 and 2009, respectively. Related franchise operating expenses were 2.0 percent, 1.8 percent and 2.0 percent of consolidated operating expenses in 2011, 2010 and 2009, respectively. Total franchise-related profits comprised 15.2 percent, 23.1 percent and 27.4 percent of consolidated operating income in 2011, 2010 and 2009, respectively. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five to ten years. The majority of these franchise agreements are renewed prior to expiration. The majority of international licenses are for ten-year terms.

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

REGULATORY COMPLIANCE

Government Regulations

        ServiceMaster's operating segments are subject to various international, federal, state, provincial and local laws and regulations, compliance with which increases ServiceMaster's operating costs, limits or restricts the services provided by ServiceMaster's operating segments or the methods by which ServiceMaster's operating segments offer, sell and fulfill those services or conduct their respective businesses, or subjects ServiceMaster and its operating segments to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject ServiceMaster to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on its reputation, business, financial condition, results of operations and cash flows.

        These international, federal, state, provincial and local laws and regulations include laws relating to consumer protection, wage and hour, deceptive trade practices, permitting and licensing, real estate settlements, workers' safety, tax, healthcare reforms, franchise-related issues, collective bargaining and other labor matters, environmental and employee benefits. The TruGreen and Terminix businesses must also meet certain Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to some types of vehicles in their fleets. American Home Shield is regulated in certain states by the applicable state insurance regulatory authority and by the Real Estate Commission in Texas. TruGreen and Terminix are regulated by federal, state and local laws, ordinances and regulations which are enforced by Departments of Agriculture, Pest Control Boards, Departments of Environmental Conservation and similar government entities. ServiceMaster Clean uses products containing ingredients regulated by the U.S. Environmental Protection Agency ("EPA") and is subject to licensing and certification requirements for applying disinfectants, sanitizers and other EPA registered products in certain states. AmeriSpec is regulated by various state and local home inspection laws and regulations.

Consumer Protection and Solicitation Matters

        ServiceMaster is subject to international, federal, state, provincial and local laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation.

        The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern ServiceMaster's telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales and "do-not-knock," "do-not-mail" and "do-not-leave" activities. The implementation of these marketing regulations requires TruGreen, and, to a lesser extent, ServiceMaster's other operating segments, to rely more extensively on other marketing methods and channels. In addition, if ServiceMaster were to fail to comply with any applicable law or regulation, ServiceMaster could be subject to substantial fines or damages, be involved in litigation, suffer losses to its reputation and its business or suffer the loss of licenses or penalties that may affect how the business is operated, which, in turn, could have a material adverse effect on its financial position, results of operations and cash flows.

Franchise Matters

        TruGreen, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids are subject to various international, federal, state, provincial and local laws and regulations governing franchise sales, marketing and licensing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale and licensing of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster seeks to comply with regulatory requirements and deal with franchisees and licensees in good faith. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, non-competition covenants, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that material disputes with one or more franchisees will not arise.

Environmental Matters

        ServiceMaster's operating segments are subject to various international, federal, state and local laws and regulations regarding environmental, health and safety matters. Compliance with such laws increases ServiceMaster's operating costs, limits or restricts the services provided by ServiceMaster's operating segments or the methods by which they offer, sell and fulfill those services or conduct their respective businesses, or subjects ServiceMaster and its operating segments to the possibility of regulatory or private actions or proceedings. Terminix and TruGreen are regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977, each as amended. ServiceMaster cannot predict the effect of possible future environmental laws on its operations. During 2011, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2012 or 2013 related to such facilities.

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

EMPLOYEES

        The average number of persons employed by ServiceMaster during 2011 was approximately 21,000. Due to the seasonal nature of some of the Company's businesses, employee headcount can fluctuate during the course of a year, reaching approximately 25,000 during peak service periods.

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

ITEM 1A.    RISK FACTORS

        The following discussion of risk factors contains "forward-looking statements," as discussed in Part II, Item 7 below. These risk factors are important to understanding statements in this Annual Report on Form 10-K and in other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, business, financial position, results of operations and cash flows. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

        Adverse developments in the credit and financial markets, including due to the recent downgrade of the U.S. long-term sovereign credit rating and the European debt crisis, as well as unstable consumer sentiment and high unemployment, continue to challenge the U.S. and global financial and credit markets and overall economies. These developments have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our debt, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under our senior secured term loan facility and pre-funded letter of credit facility (together, the "Term Facilities") and senior secured revolving credit facility (the "Revolving Credit Facility") (the Term Facilities and Revolving Credit Facility are collectively referred to herein as the "Credit Facilities"), to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced, or that could result in an increase in the time it takes our customers to pay us, or that could lead to a decrease in pricing for our services and products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. Volatile swings in the commercial real estate segment could also impact the demand for our services as landlords cut back on services provided to their tenants.

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

        There can be no assurance that adverse developments in the credit and financial markets, along with other economic uncertainties, will not get worse over time. Adverse developments in the credit and financial markets and economic uncertainties make it difficult for us to accurately forecast and plan future business activities. The continuance of the current uncertain economic conditions or further deterioration of such conditions could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

        The demand for our services and our results of operations are affected by weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and by the seasonal nature of our lawn care services, termite and pest control services, home inspection services and disaster restoration services. For example, in geographies that do not have a year-round growing season, the demand for our lawn care services decreases during the winter months. Adverse weather conditions (e.g., droughts, severe storms and significant rain or snow fall), whether created by climate change factors or otherwise, can adversely impact the timing of product or service delivery and/or demand for lawn care services, and cooler temperatures can impede the development of the termite swarm and lead to lower demand for our termite control services. Severe winter storms can also impact our home cleaning business if we cannot travel to service locations due to hazardous road conditions. In addition, extreme temperatures can lead to an increase in service requests related to household systems and appliances in our American Home Shield business, resulting in higher claim frequency and costs and lower profitability thereby adversely impacting our results of operations and cash flows.

Availability of our raw materials and increases in raw material prices, fuel prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

        Our financial performance is affected by the level of our operating expenses, such as fuel, fertilizer, chemicals, raw materials, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. We cannot predict what effect the recent global events could have on fuel prices, but it is possible that such events could lead to reduced fuel supplies, resulting in higher fuel prices. With respect to fuel, our fleet, which consumes approximately 21 million gallons annually, has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. A ten percent change in fuel prices would result in a change of approximately $6.5 million in the Company's annual fuel cost before considering the impact of fuel swap contracts. Based upon current Department of Energy fuel price forecasts, as well as the hedges the Company has executed to date for 2012, the Company has projected that fuel prices will increase our fuel costs by $10 million to $15 million for 2012 compared to 2011. Fuel price increases can also result in increases in the cost of fertilizer, chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, fertilizer, chemicals, raw materials, wages, employee benefits, healthcare, vehicles, insurance and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not successfully implement our business strategies, including achieving our growth objectives.

        We may not be able to fully implement our business strategies or realize, in whole or in part within the time frames anticipated, the anticipated benefits of our various growth initiatives. Our various business strategies and initiatives, including our productivity and customer retention initiatives, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, we may incur certain costs to achieve efficiency improvements in our business. Even if these efficiency improvement initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or these initiatives could adversely impact our customer retention and/or our operations. In addition, our strategies to enhance talent management and transfer best practices across our businesses may not produce the efficiencies and productivity levels we seek and may present unforeseen challenges. Also, our business strategy may change from time to time. As a result, we may not be able to achieve our expected results of operations and cash flows.

Our market segments are highly competitive. Competition could reduce our share of the market segments served by us and adversely impact our reputation, business, financial position, results of operations and cash flows.

        We operate in highly competitive market segments. Changes in the source and intensity of competition in the market segments served by us impact the demand for our services and may also result in additional pricing pressures. The relatively low capital cost of entry to certain of our business categories has led to strong competitive market segments, including competition from regional and local owner-operated companies. Regional and local competitors operating in a limited geographic area may have lower labor, benefits and overhead costs. The principal methods of competition in our businesses include name recognition, quality and speed of service, pricing, customer satisfaction and reputation. No assurance can be given that we will be able to compete successfully against current or future competitors and that the competitive pressures that we face will not result in reduced market segment share, reduced pricing or adversely impact our reputation, business, financial position, results of operations and cash flows.

We may not be able to attract and retain qualified key executives or transition smoothly to new leadership, which could hurt the Company and its businesses and inhibit our ability to operate and grow successfully.

        The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel and the smooth transition of new senior leadership. As a result of a more aggressive strategic plan, we have decided to enhance many of our senior management positions, including the hiring of Thomas J. Coba as President, ServiceMaster Clean, Merry Maids, Furniture Medic & AmeriSpec, Roger A. Cregg as Senior Vice President & Chief Financial Officer and Charles M. Fallon as President, Terminix, as well as moving Thomas G. Brackett to a new position as President, TruGreen. Our future success depends in large part on our success in utilizing current, experienced senior leadership and transitioning responsibilities to, and implementing the goals and objectives of, our new business unit executives. In addition, any inability to attract in a timely manner qualified key executives, retain our leadership team and recruit other important personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

Public perceptions that our products and services are not environmentally friendly or safe may adversely impact the demand for our services.

        In providing our services, we use, among other things, fertilizers, herbicides and pesticides. Public perception that our products and services are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or our improper application of these chemicals, could reduce demand for our services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse impact on our business, financial position, results of operations and cash flows.

Changes in our services or products could impact our reputation, business, financial position, results of operations and cash flows.

        Our financial performance is affected by changes in the services and products we offer our customers. For example, when Terminix transitioned from offering primarily bait termite services to providing both liquid and bait termite services, this transition required the purchase of additional equipment and additional training. The bait and termite service lines also have different price points (for both the initial treatment and for renewals), different ongoing service obligations and different revenue recognition policies. An unsuccessful rollout or adjustment of our new services or products could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Laws and government regulations applicable to our businesses could increase our legal and regulatory expenses, risks and impact our business, financial position, results of operations and cash flows.

        Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, workers' safety, the environment, insurance and home service contracts, employee benefits, marketing (including, without limitation, telemarketing or green marketing) and advertising, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and water management techniques. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including legislation relating to the Employee Free Choice Act; environmental regulations related to water quality, water use, chemical use, climate change, equipment efficiency standards, refrigerant use and other environmental matters; other consumer protection laws or regulations; or "do-not-knock," "do-not-mail," "do-not-leave" or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation or suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

        The enactment of new federal or state legislation or the promulgation of new regulations or interpretations at any level of government may also expose the Company to potential new liabilities or costs, or may require the Company to modify its business model or business practices. At this time, the Company does not expect any such changes in law or regulation to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, in March 2010, comprehensive health care reform legislation was enacted in the U.S. which, among other things, includes guaranteed coverage requirements, including for dependents up to age 26; eliminates pre-existing condition exclusions and annual and lifetime maximum limits; restricts the extent to which policies can be rescinded; and requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements. The legislation imposes implementation effective dates that began in 2010. Due to the breadth and complexity of the health reform legislation, the current lack of implementing regulations and interpretive guidance, the phased-in nature of the implementation and pending court challenges, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years. However, new requirements to provide additional health insurance benefits to our employees would likely increase our expenses, and any such increases could be significant enough to materially impact our business, financial position, results of operations and cash flows. Additional or new regulations promulgated by the U.S. Consumer Financial Protection Bureau may also require the Company to modify its business model or business practices.

Compliance with environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, herbicides and fertilizers, could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.

        International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with the EPA and similar state agencies before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the withdrawal from the market place of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA's continuing evaluations.

        In addition, the use of certain pesticides, herbicides and fertilizer products is regulated by various international, federal, state, provincial and local environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products only be used on certain types of locations. These laws may also require users to post notices on properties at which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may restrict or ban the use of certain products. Although we strive to comply with such regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous employees, we can give no assurance that we can prevent violations of these or other regulations from occurring. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot assure you that the pesticides, herbicides, fertilizers or other products we apply, or the manner in which we apply them, will not be alleged to cause injury to the environment, to people or to animals, or that such products will not be banned in certain circumstances. The costs of compliance, non-compliance, remediation, combating unfavorable public perceptions or defending products liability lawsuits could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

        International, federal, state, provincial and local agencies regulate the disposal, handling and storage of waste, discharges from our facilities and the investigation and clean-up of contaminated sites. We could incur significant costs, including investigation and clean-up costs, fines, penalties and civil or criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of, or liabilities under, these laws and regulations. If there is a significant change in the facts or circumstances surrounding the assumptions upon which we operate, or if we are found to violate applicable environmental and public health laws and regulations, it could have a material adverse impact on future environmental capital expenditures and other environmental expenses and on our reputation, financial position, results of operations and cash flows. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

        International, federal, state, provincial and local agencies that regulate environmental matters may change environmental laws, regulations or standards, including imposing new regulations with respect to climate change matters. Changes in any of these or other laws, regulations or standards could materially adversely impact our business, financial position, results of operations and cash flows.

If we fail to protect the security of personal information about our customers, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

        We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry ("PCI"). The Company is evaluating and updating its systems and protocols to establish compliance with these industry standards as they currently exist, and going forward will continue to evaluate its systems and protocols in a continued effort to comply with industry standards, as such standards may change from time to time in the future. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in application related to our systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers' ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Our business process outsourcing initiatives have increased our reliance on third-party contractors and may expose our business to harm upon the termination or disruption of our third party contractor relationships.

        Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives. As a result, our future operations are expected to significantly rely on third party vendors to provide certain services that we previously performed internally. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third party vendors of their agreements with us, could adversely affect our brands, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. We expect to phase out a significant portion of our use of information technology services provided by International Business Machines Corporation by the end of 2013. In the event a third party outsourcing relationship is terminated and we are unable to replace it, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, business, financial position, results of operations and cash flows.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

        Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, ServiceMaster, Terminix, TruGreen, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec and Furniture Medic. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

        Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from operating our business in the manner in which we have in the past, including preventing us from providing certain services under our recognized brand names, all of which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Disruptions or security failures in our information technology systems could create liability for us and/or limit our ability to effectively monitor, operate and control our operations and adversely impact our reputation, business, financial position, results of operations and cash flows.

        Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. For example, delays, higher than expected costs or unsuccessful implementation of new information technology systems could adversely impact our operations. In addition, any disruption in or failure of our information technology systems to operate as expected could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and employees. If our disaster recovery plans do not work as anticipated, or if the third party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely impacted and any of these circumstances could adversely impact our reputation, business, financial position, results of operations and cash flows.

Future acquisitions could impact our reputation, business, financial position, results of operations and cash flows.

        We plan to continue to pursue opportunities to expand through selective acquisitions. Our ability to make acquisitions at reasonable prices and to integrate acquired businesses is an important factor in our future growth. We cannot ensure that we will be able to manage or integrate acquired businesses successfully and/or retain customers of the acquired businesses. Any inability on our part to consolidate and manage growth from acquired businesses could have an adverse impact on our reputation, business, financial position, results of operations and cash flows and there can be no assurance that any acquisition that we make will provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses.

We are subject to various restrictive covenants that could adversely impact our business, financial position, results of operations and cash flows.

        From time to time, we enter into noncompetition agreements or other restrictive covenants (e.g., exclusivity, take or pay and non-solicitation), including in connection with business dispositions or strategic contracts, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our business. We also are subject to various non-solicitation and no-hire covenants that may restrict our ability to solicit potential customers or employees. To the extent that such restrictive covenants prevent us from taking advantage of business opportunities, or if we fail to comply with them, our business, financial position, results of operations and cash flows may be adversely impacted.

Our future success depends on our ability to attract and retain trained workers and third party contractors.

        Our future success and financial performance depend substantially on our ability to attract, retain and train workers and attract and retain third party contractors and ensure third party contractor compliance with our policies and standards. Our ability to conduct our operations is in part impacted by our ability to increase our labor force, including on a seasonal basis, which may be adversely impacted by a number of factors, including immigration reform or lack thereof, which may negatively impact the number of foreign nationals available to engage in seasonal employment. In the event of a labor shortage, we could experience difficulty in delivering our services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

We may be required to recognize additional impairment charges.

        We have significant amounts of goodwill and intangible assets, such as trade names, and have incurred impairment charges in the past with respect to goodwill and intangible assets, as well as in connection with our disposition activities. In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test annually, or more frequently if there are indicators of impairment, including:

  •
  significant adverse changes in the business climate, including economic or financial conditions;

  •
  significant adverse changes in expected operating results;

  •
  adverse actions or assessments by regulators;

  •
  unanticipated competition;

  •
  loss of key personnel; and

  •
  a current expectation that more-likely-than-not (e.g., a likelihood that is more than 50 percent) a reporting unit or intangible asset will be sold or otherwise disposed of.

        For example, in 2011 we recorded pre-tax non-cash impairment charges of $36.7 million to reduce the carrying value of TruGreen's trade name as a result of our annual impairment testing of goodwill and intangible assets. Additionally, as a result of the decision to sell TruGreen LandCare, we recorded a $34.2 million impairment charge ($21.0 million, net of tax) in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale ($1.9 million, net of tax) was recorded in loss from discontinued operations, net of tax. In the second quarter of 2010, we recorded a pre-tax non-cash impairment charge of $46.9 million, of which $43.0 million was related to the remaining goodwill at TruGreen LandCare and $3.9 million related to TruGreen LandCare's trade name. In 2009, we recorded pre-tax non-cash impairment charges of $28.0 million (of which $1.4 million was related to the trade name of TruGreen LandCare) to reduce the carrying value of trade names as a result of our annual impairment testing of goodwill and intangible assets. Based upon future economic and financial market conditions, the operating performance of our reporting units and other factors, including those listed above, future impairment charges could be incurred. All impairments related to TruGreen LandCare are recorded in (loss) income from discontinued operations, net of income taxes.

Our franchisees could take actions that could harm our business.

        Our franchisees are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and a brand's image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. In addition, our relationship with our franchisees could become strained if we impose new standards or assert more rigorous enforcement practices of the required standards. It is also possible that creditors, or other claimants, of a franchisee, could, in the event such creditors and claimants cannot collect from our franchisee or otherwise, attempt to make claims against us under various legal theories. These claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Changes in accounting, securities and other rules or interpretations could adversely impact our financial position and results of operations.

        Changes in accounting, securities and other rules applicable to our business, including proposed revisions to the rules related to accounting for leases and reserves for, and disclosures relating to, legal contingencies, could (i) affect our reported results of operations and financial position, (ii) potentially decrease the comparability of our financial statements to others within our industry and (iii) increase our liability exposure.

Risks Related to Our Capital Structure and Our Debt

We are indirectly owned and controlled by the Equity Sponsors, and their interests as equity holders may conflict with the interests of our other stakeholders.

        We are indirectly owned and controlled by the Equity Sponsors, who have the ability to control our policies and operations. The directors appointed by affiliates of the Equity Sponsors and their affiliates are able to make decisions affecting our capital structure, including decisions to issue or repurchase capital stock, pay dividends and incur or repurchase debt. The interests of the Equity

Sponsors may not in all cases be aligned with the interests of our other stakeholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Equity Sponsors might conflict with the interests of holders of our debt. In addition, our Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our business or the holders of our debt. Furthermore, the Equity Sponsors may own businesses that directly or indirectly compete with us. One or more of the Equity Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

        As of December 31, 2011, we had $3.876 billion of consolidated indebtedness, and, after effectiveness on February 13, 2012 of the Extension Amendment dated as of January 30, 2012 (the "Extension Amendment") and the Increase Supplement dated as of January 30, 2012 (the "Increase Supplement"), we have available borrowing capacity under the Revolving Credit Facility of $447.7 million through July 24, 2013, $324.2 million from July 25, 2013 through July 24, 2014 and $265.2 million from July 25, 2014 through January 31, 2017. Our substantial debt could have important consequences to holders of our debt and other stakeholders in the Company. Because of our substantial debt:

  •
  our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing could be limited;

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

  •
  we are exposed to the risk of increased interest rates because a portion of our borrowings, including under the Credit Facilities, and certain floating rate operating and capital leases are at variable rates of interest;

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

  •
  our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and

  •
  we may be prevented from carrying out capital spending that is, among other things, necessary or important to our growth strategy and efforts to improve operating margins of our businesses.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further exacerbate the risks associated with our substantial indebtedness.

        We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of the indentures governing our debt securities do not prohibit us or our subsidiaries from doing so. After effectiveness on February 13, 2012 of the Extension Amendment and the Increase Supplement, we have available borrowing capacity under the Revolving Credit Facility of $447.7 million through July 24, 2013, $324.2 million from July 25, 2013 through July 24, 2014 and $265.2 million from July 25, 2014 through January 31, 2017. The Credit Facilities permit additional borrowings beyond those commitments under certain circumstances. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.

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

        The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home service, or similar companies is subject to applicable state law limitations. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $226.2 million as of December 31, 2011, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $183.3 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect through the end of 2012, at which time new limitations will be calculated based on regulatory capital levels as of December 31, 2012. The remainder of the $226.2 million, or $42.9 million, is related to amounts that the Company's management does not consider readily available to be used to service the Company's indebtedness due, among other reasons, to the Company's cash management practices and working capital needs at various subsidiaries.

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

        The Revolving Credit Facility is scheduled to mature on January 31, 2017, and the Term Facilities will mature on July 24, 2014. The 10.75 percent senior notes due 2015 (the "2015 Notes") will mature on July 15, 2015, and the $600 million aggregate principal amount of 8 percent senior notes due 2020 (the "2020 Notes") will mature on February 15, 2020. We cannot provide assurance that we will be able to refinance any of our debt or obtain additional financing, particularly because of our high levels of debt. It is our understanding that a significant amount of global indebtedness related to the leveraged buy-out boom will mature between 2012 and 2015, when significant portions of our debt are scheduled to mature. There is no assurance that the debt markets will be able to absorb all of the potential refinancing during that time period. Moreover, in 2008 and 2009, the global credit markets suffered a significant contraction, including the failure of some large financial institutions. This resulted in a significant decline in the credit markets and the overall availability of credit. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant debt levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected. If we cannot refinance our debt, we could face substantial liquidity problems, causing us to become bankrupt or insolvent, and we might be required to dispose of material assets or operations to meet our debt service and other obligations. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be, whether the proceeds that we realize will be adequate to meet our debt service obligations when due or whether we would receive fair value for such assets.

        If we cannot make scheduled payments on our debt, we will be in default and holders of the 2015 Notes and the 2020 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of December 31, 2011, each one percentage point change in interest rates would result in approximately an $11.0 million change in the annual interest expense on our Term Facilities after considering the impact of the interest rate swaps into which we have entered. Assuming all revolving loans were fully drawn as of December 31, 2011, each one percentage point change in interest rates would result in approximately a $4.4 million change in annual interest expense on our Revolving Credit Facility. Our Term Facilities are scheduled to mature in July 2014, and we will need to refinance such debt prior to such date. Refinancing the Term Facilities at current market interest rates would result in an increase to the current rate, and therefore lead to higher interest expense.

        We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in approximately a $0.5 million change in annual interest expense with respect to this arrangement. We are also exposed to increases in interest rates with respect to our floating rate operating leases, and a one percentage point change in interest rates would result in approximately a $0.3 million change in annual rent expense with respect to such operating leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

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

  •
  prepay or amend the terms of certain outstanding debt;

  •
  enter into certain types of transactions with affiliates;

  •
  sell certain assets, or, in the case of any borrower under the Credit Facilities, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

  •
  create liens;

  •
  in the case of the Term Loan Facility, enter into agreements restricting dividends or other distributions by subsidiaries to ServiceMaster; and

  •
  in the case of the Revolving Credit Facility, make acquisitions, enter into agreements restricting our ability to incur liens securing the Revolving Credit Facility and change our business.

        The indentures governing the 2015 Notes and the 2020 Notes also contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

  •
  incur additional debt;

  •
  repurchase certain debt;

  •
  pay dividends, redeem stock or make other distributions;

  •
  make investments;

  •
  create certain liens;

  •
  transfer or sell assets;

  •
  merge, consolidate or sell all or substantially all of our assets;

  •
  create restrictions on the ability of our restricted subsidiaries to make payments to us;

  •
  designate our subsidiaries as unrestricted subsidiaries; and

  •
  enter into certain transactions with our affiliates.

        The restrictions in the indentures governing the 2015 Notes and the 2020 Notes, the Credit Facilities and the instruments governing our other debt may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be able to refinance our debt, at maturity or otherwise, on terms acceptable to us, or at all.

        Our ability to comply with the covenants and restrictions contained in the Credit Facilities, the indentures governing the 2015 Notes and the 2020 Notes and the instruments governing our other debt may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under the Credit Facilities or our other outstanding indebtedness. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

        Our debt currently has a non-investment grade rating, and any rating or outlook assigned could be lowered or withdrawn entirely, or outlook changed, by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating or outlook, such as adverse changes to our business, so warrant. Consequently, real or anticipated changes in our credit ratings or outlook will generally affect the market value of our debt securities. Any future lowering of our ratings or change in outlook likely would make it more difficult or more expensive for us to obtain additional debt financing.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The headquarters for TruGreen and Terminix, along with the corporate headquarters, are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Home Shield are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, AmeriSpec, Furniture Medic, Merry Maids and a training facility are located in owned premises at 3839 Forest Hill Irene Road, Memphis, Tennessee. In addition, ServiceMaster leases space for a call center located at 6399 Shelby View Drive, Memphis, Tennessee; offices located at 850 and 855 Ridge Lake Boulevard, Memphis, Tennessee; a training facility located at 1650 Shelby Oaks Drive North, Memphis, Tennessee; and a warehouse located at 1575 Two Place, Memphis, Tennessee.

        ServiceMaster and its operating companies own and lease a variety of facilities, principally in the United States, for branch and service center operations and for office, storage, call center and data processing space. The following chart identifies the number of owned and leased facilities used by each of its operating segments and Merry Maids as of December 31, 2011. ServiceMaster believes that these facilities, when considered with the corporate headquarters, call center facility, offices, training facilities and warehouse described above, are suitable and adequate to support the current needs of its business.

Operating Company	Owned Facilities	Leased Facilities
TruGreen	36	245
Terminix	24	398
American Home Shield	1	4
ServiceMaster Clean	—	8
Merry Maids	—	74

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include, on an individual, collective, representative and class action basis, regulatory, insured and uninsured employment, general and commercial liability, wage and hour and environmental proceedings. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court approval. As previously reported, American Home Shield Corporation was sued in a putative class action on May 26, 2009 in the U.S. District Court for the Northern District of Alabama by Abigail Rudd, et al., and is alleged to have violated Section 8 of the Real Estate Settlement Procedures Act in connection with certain payments made to real estate agencies. On December 8, 2011, the court granted final approval of a settlement to resolve this matter. The settlement will be implemented during the first two quarters of 2012, and the settlement is not expected to have a material effect on the Company's reputation, business, financial position, results of operations or cash flows. If one or more of the Company's settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's sole class of issued equity is common stock. As of March 6, 2012, all of the Company's common stock was owned by CDRSVM Holding, Inc.

        On July 24, 2007, the Company completed the Merger pursuant to which the Company's publicly traded securities were cancelled in exchange for cash. As a result of the Merger transaction, the Company became a privately held corporation, and its equity shares were no longer publicly traded. The Company has not paid any dividends since the Merger. There are restrictions on the Company's, and its subsidiaries', ability to pay dividends in the future. For further discussion see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

Five-Year Financial Summary

	Successor(1)					Predecessor(1)
	Year Ended Dec. 31,
					Jul. 25, 2007 to Dec. 31, 2007	Jan. 1, 2007 to Jul. 24, 2007
(In thousands, except per share data)	2011	2010	2009	2008
Operating Results:
Operating revenue	$3,205,872	$3,127,394	$2,977,885	$2,995,126	$1,252,617	$1,692,236
Operating income(2)	375,460	306,692	243,834	187,562	36,529	141,851
Percentage of operating revenue	11.7%	9.8%	8.2%	6.3%	2.9%	8.4%
Non-operating expense(3)	263,711	278,308	246,896	357,796	181,602	2,983
Provision (benefit) for income taxes(2)(4)	43,912	10,945	(9,204)	(50,753)	(50,995)	50,734

Income (Loss) from continuing operations(2)(3)(4)	67,837	17,439	6,142	(119,481)	(94,078)	88,134
(Loss) income from discontinued operations, net of income taxes(5)	(27,016)	(31,998)	7,353	(6,918)	(29,442)	(3,610)

Net income (loss)(2)(3)(4)(5)	40,821	(14,559)	13,495	(126,399)	(123,520)	84,524
Net income attributable to noncontrolling interests	—	—	—	—	—	3,423

Net income (loss) attributable to ServiceMaster(2)(3)(4)(5)	$40,821	$(14,559)	$13,495	$(126,399)	$(123,520)	$81,101

Cash dividends per share	$—	$—	$—	$—	$—	$0.24
Financial Position:
Total assets	$7,146,823	$7,098,090	$7,146,389	$7,493,627	$7,591,060
Total liabilities	$5,898,904	$5,910,563	$5,960,058	$6,361,268	$6,287,526
Total long-term debt outstanding	$3,875,870	$3,948,487	$3,974,944	$4,266,092	$4,130,811
Total shareholder's equity(2)(3)(4)(5)	$1,247,919	$1,187,527	$1,186,331	$1,132,359	$1,303,534

(1)
Although ServiceMaster continued as the same legal entity after the Merger, the accompanying selected financial data for 2007 is presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.

(2)
The 2011, 2010 and 2009 results include restructuring charges of $8.2 million, $11.4 million and $26.7 million, respectively, as described in Note 8 to the Consolidated Financial Statements.

The 2008 results include restructuring charges of $12.2 million. These charges included transition fees, employee severance and retention costs, consulting and other costs related to the information technology outsourcing initiative; adjustments to lease termination reserves, employee retention and severance costs, consulting and other costs related to prior restructuring initiatives; and severance, retention, legal fees and other costs associated with the Merger.

The 2007 results include restructuring charges of $18.9 million for the Successor period from July 25, 2007 to December 31, 2007 and $58.4 million for the Predecessor period from January 1, 2007 to July 24, 2007. These charges include lease termination and other costs related to the closing of the Santa Rosa call center; employee retention, severance and other costs related to the Company's consolidation of its corporate headquarters into its operations support center in Memphis, Tennessee and the closing of its headquarters in Downers Grove, Illinois; consulting, severance and other costs related to prior initiatives; and Merger charges related to the purchase of ServiceMaster by a group of investors led by CD&R.

  In 2011, 2009 and 2008, the Company recorded pre-tax non-cash impairment charges of $36.7 million, $26.6 million and $58.7 million, respectively, to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. These charges are included in the results of continuing operations. There were no similar impairment charges included in continuing operations in 2010. See Note 1 to the Consolidated Financial Statements for further details.

(3)
The 2009 results include a $46.1 million ($29.6 million, net of tax) gain on extinguishment of debt related to the completion of open market purchases of $89.0 million in face value of the Company's 2015 Notes.

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

(5)
In 2011, in conjunction with the decision to dispose of TruGreen LandCare, a pre-tax non-cash impairment charge of $34.2 million was recorded to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale of TruGreen LandCare in 2011, the Company recorded a pre-tax loss on sale of $6.2 million. In 2010, 2009 and 2008, the Company recorded pre-tax non-cash impairment charges associated with the goodwill and trade name at its TruGreen LandCare business in the amount of $46.9 million, $1.4 million and $1.4 million, respectively. These charges are classified within the financial statement caption "(loss) income from discontinued operations, net of income taxes."

The Company recorded pre-tax non-cash impairment charges of $6.3 million and $18.1 million for the year ended December 31, 2008 and the Successor period from July 25, 2007 to December 31, 2007, respectively, related to the long-lived assets (other than goodwill) at its InStar business in connection with the decision to sell the InStar business. In the fourth quarter of 2007, the Company also recorded a pre-tax non-cash impairment charge associated with the goodwill at its InStar business in the amount of $12.9 million. These charges are classified within the financial statement caption "(loss) income from discontinued operations, net of income taxes."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale ($1.9 million, net of tax) was recorded. The loss on the disposition of the TruGreen LandCare business continues to be subject to certain post-closing adjustments and disputes, and such adjustments could be significant to the sale price. The financial results, as well as the assets and liabilities, of the TruGreen LandCare business are reported in discontinued operations for all periods presented in this Annual Report on Form 10-K.

        The Company reported operating revenue of $3.206 billion for the year ended December 31, 2011, $3.127 billion for the year ended December 31, 2010 and $2.978 billion for the year ended December 31, 2009. The operating revenue changes from year to year were driven by the results of our business units as described in our "Segment Review."

        Operating income was $375.5 million for the year ended December 31, 2011, $306.7 million for the year ended December 31, 2010 and $243.8 million for the year ended December 31, 2009. Income from continuing operations before income taxes was $111.7 million for the year ended December 31, 2011 and $28.4 million for the year ended December 31, 2010. Loss from continuing operations before income taxes was $3.1 million for the year ended December 31, 2009. The increase in income from continuing operations before income taxes for 2011 compared to 2010 and 2010 compared to 2009 of $83.4 million and $31.4 million, respectively, primarily reflect the net effect of year over year changes in the following items:

(In thousands)	2011 Compared to 2010	2010 Compared to 2009
Segment results(1)	$59,423	$11,555
Depreciation and amortization expense(2)	33,189	18,167
Interest expense(3)	13,810	12,400
Residual value guarantee charges(4)	10,449	(4,988)
Restructuring and Merger related charges(5)	3,286	15,234
Non-cash trade name impairments(6)	(36,700)	26,600
Loss/gain on extinguishment of debt(7)	(774)	(46,106)
Other	682	(1,416)

	$83,365	$31,446

(1)
Represents an improvement in income from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes an increase in key executive transition charges, reflecting the net effect of (i) $6.6 million recorded in the year ended December 31, 2011, which include recruiting costs and signing bonuses related to the hiring in 2011 of our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and President of ServiceMaster Clean and Merry Maids and separation charges related to the resignations of our former CFO and the former

  Presidents of Merry Maids and TruGreen and (ii) $5.5 million recorded in the year ended December 31, 2010, which include separation charges related to the retirement of our former CEO. Also includes the reversal, in 2009, of a reserve of $4.4 million for cash awards related to a long-term incentive plan as certain performance measures under the plan were not achieved. There was no similar reversal in 2010 or 2011.

(2)
Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized, offset, in part, by increased depreciation of property and equipment as a result of property additions.

(3)
For 2011 compared to 2010, represents a decrease in interest expense as a result of decreases in our weighted average interest rate. For 2010 compared to 2009, represents a decrease in interest expense as a result of decreases in our weighted average interest rate and average long-term debt balances.

(4)
Represents non-cash residual value guarantee charges of $10.4 million and $5.5 million recorded in the years ended December 31, 2010 and 2009, respectively, related to a synthetic lease for operating properties, which expired in July 2010. There was no similar charge in the year ended December 31, 2011.

(5)
Represents the net decrease in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix, information technology outsourcing and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters, Merger related charges and other restructuring costs.

(6)
Represents pre-tax non-cash impairment charges of $36.7 million and $26.6 million recorded in the years ended December 31, 2011 and 2009, respectively, to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. There were no similar impairment charges included in continuing operations in 2010. See Note 1 to the Consolidated Financial Statements for further details.

(7)
For 2011 compared to 2010, represents the loss on extinguishment of debt recorded in the year ended December 31, 2011 related to the purchase of $65.0 million in face value of the 2015 Notes from Holdings. For 2010 compared to 2009, represents the gain on extinguishment of debt recorded in the year ended December 31, 2009 related to the completion of open market purchases of $89.0 million in face value of the 2015 Notes. There were no open market or other purchases of 2015 Notes by the Company in the year ended December 31, 2010.

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 21 million gallons. Fuel costs, after the impacts of the hedges and after adjusting for the impact of year over year changes in the number of gallons used, increased $11.6 million for the year ended December 31, 2011 compared to 2010 and decreased $18.4 million for the year ended December 31, 2010 compared to 2009. Based upon current Department of Energy fuel price forecasts, as well as the hedges the Company has executed to date for 2012, the Company projects that fuel prices will increase our fuel costs by $10 million to $15 million for 2012 compared to 2011.

        After adjusting for the impact of year over year changes in the number of covered employees, health care and related costs increased $2.5 million for the year ended December 31, 2011 compared to 2010 and decreased $13.0 million for the year ended December 31, 2010 compared to 2009. We expect to incur incremental aggregate health care costs in 2012 as compared to 2011 as a result of continued inflation in the cost of health care services and due to certain provisions of the Patient Protection and Affordable Care Act.

        The Company has entered into multiple interest rate swap agreements as further discussed in Note 12 to the Consolidated Financial Statements. Changes in interest rates, after the impact of the interest rate swap agreements, improved the Company's non-operating expenses by approximately $13.7 million for the year ended December 31, 2011 compared to 2010 and $3.3 million for the year ended December 31, 2010 compared to 2009 by virtue of the effect on floating rate debt, offset, in part, by the negative effect on investment income.

Operating and Non-Operating Expenses

        The Company reported cost of services rendered and products sold of $1.814 billion for the year ended December 31, 2011 compared to $1.777 billion for the year ended December 31, 2010. As a percentage of revenue, these costs decreased to 56.6 percent for the year ended December 31, 2011 from 56.8 percent for the year ended December 31, 2010. Residual value guarantee charges of $9.2 million related to synthetic leases were recorded in 2010 at TruGreen for which there was no similar charge in 2011 and contributed 29 basis points ("bps") to the improvement in cost of services rendered and products sold as a percentage of revenue. The remaining 9 bps increase as a percentage of revenue primarily reflects an increase in fuel and fertilizer prices and contract claims costs, offset, in part, by a reduction in termite damage claims expense, the favorable impact of acquiring assets in connection with exiting certain fleet leases and cost reductions realized through ongoing initiatives.

        The Company reported cost of services rendered and products sold of $1.777 billion for the year ended December 31, 2010 compared to $1.691 billion for the year ended December 31, 2009. As a percentage of revenue, these costs for the year ended December 31, 2010 were comparable to the year ended December 31, 2009 at 56.8 percent. Residual value guarantee charges of $9.2 million and $4.7 million related to synthetic leases were recorded in 2010 and 2009, respectively, at TruGreen and negatively impacted the change in cost of services rendered and products sold as a percentage of revenue by 14 bps. The remaining change as a percentage of revenue primarily reflects an increase in incentive compensation expense, contract claims costs at American Home Shield and product distribution revenue at Terminix, which has lower margins than termite or pest revenue, offset, in part, by the favorable impact of acquiring assets in connection with exiting certain fleet leases and a reduction in fuel and fertilizer prices and health care costs.

        The Company reported selling and administrative expenses of $880.5 million for the year ended December 31, 2011 compared to $896.0 million for the year ended December 31, 2010. As a percentage of revenue, these costs decreased to 27.5 percent for the year ended December 31, 2011 from 28.6 percent for the year ended December 31, 2010. Key executive transition charges of $6.6 million and $5.5 million were incurred in 2011 and 2010, respectively, which negatively impacted the change in selling and administrative expenses as a percentage of revenue by 4 bps. The remaining 114 bps improvement as a percentage of revenue primarily reflects a reduction in sales and marketing expense, legal related expense and spending in the Company's centers of excellence, offset, in part, by an increase in technology related costs driven by our new CRM system at American Home Shield and for PCI standards compliance purposes.

        The Company reported selling and administrative expenses of $896.0 million for the year ended December 31, 2010 compared to $830.7 million for the year ended December 31, 2009. As a percentage of revenue, these costs increased to 28.6 percent for the year ended December 31, 2010 from 27.9 percent for the year ended December 31, 2009. Key executive transition charges of $5.5 million were incurred in 2010, which negatively impacted the change in selling and administrative expenses as of percentage of revenue by 18 bps. The remaining 52 bps decline as a percentage of revenue primarily reflects an increase in spending in the Company's headquarters functions to enhance capabilities in our centers of excellence and on initiatives designed to improve the performance of our operating segments and incentive compensation expense.

        Amortization expense was $91.4 million for the year ended December 31, 2011, $136.0 million for the year ended December 31, 2010 and $158.8 million for the year ended December 31, 2009. The decrease in 2011 and 2010 is a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized.

        Non-operating expense totaled $263.7 million for the year ended December 31, 2011, $278.3 million for the year ended December 31, 2010 and $246.9 million for the year ended December 31, 2009. The decrease in 2011 compared to 2010 is primarily due to a $13.8 million decrease in interest expense as a result of a decrease in our weighted-average interest rate. The increase in 2010 compared to 2009 includes the impact of a $46.1 million gain on extinguishment of debt recorded in the year ended December 31, 2009, which did not recur in 2010, offset, in part, by a $12.4 million decrease in interest expense, primarily resulting from decreases in our weighted-average interest rate and average long-term debt balances, and a $2.3 million increase in interest and net investment income. Interest and net investment income was comprised of the following for the years ended December 31, 2011, 2010 and 2009:

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Realized gains(1)	$9,972	$6,418	$7,830
Impairments of securities(2)	(195)	(174)	(5,854)
Deferred compensation trust(3)	(49)	1,200	1,964
Other(4)	1,158	1,914	3,139

Interest and net investment income	$10,886	$9,358	$7,079

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

        The effective tax rate on income from continuing operations was a provision of 39.3 percent for the year ended December 31, 2011 compared to a provision of 38.6 percent for the year ended December 31, 2010 and a benefit of 300.6 percent for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010 includes a reduction to income tax expense resulting from the resolution of examinations by taxing authorities and the lapsing of statutes of limitations. The effective tax rate for the year ended December 31, 2009 includes a tax benefit resulting from a change in the state tax rates used to measure deferred taxes which more than offset state and foreign tax expense.

Restructuring Charges

        The Company incurred restructuring charges of $8.2 million, $11.4 million and $26.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Restructuring charges were comprised of the following:

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
TruGreen reorganization and restructuring(1)	$1,115	$6,922	$8,717
Information technology outsourcing(2)	—	—	9,861
Terminix branch optimization(3)	3,560	2,352	3,219
Centers of excellence initiative(4)	3,416	—	—
Merger related charges(5)	—	1,208	2,321
Other(6)	71	966	2,564

Total restructuring charges	$8,162	$11,448	$26,682

(1)
Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the year ended December 31, 2011 these charges included severance and lease termination costs of $0.8 million and $0.3 million, respectively. For the years ended December 31, 2010 and 2009, these charges included consulting fees of $4.7 million and $6.3 million, respectively and severance, lease termination and other costs of $2.2 million and $2.4 million, respectively.

(2)
On December 11, 2008, the Company entered into an agreement with International Business Machines Corporation ("IBM") pursuant to which IBM provides information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the year ended December 31, 2009, these charges included transition fees paid to IBM of $7.6 million, employee retention and severance costs of $1.3 million and consulting and other costs of $1.0 million.

(3)
Represents restructuring charges related to a branch optimization project. For the year ended December 31, 2011, these charges included severance and lease termination costs of $0.1 million and $3.5 million, respectively. For the year ended December 31, 2010, these charges were comprised of lease termination costs. For the year ended December 31, 2009, these charges included lease termination costs of $2.9 million and severance costs of $0.3 million.

(4)
Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in our centers of excellence. For the year ended December 31, 2011, these charges included consulting and severance costs of $1.5 million and $1.9 million, respectively.

(5)
Included severance, retention, legal fees and other costs associated with the Merger.

(6)
For the year ended December 31, 2011, these charges included reserve adjustments. For the year ended December 31, 2010, these charges included reserve adjustments of $0.6 million and severance and retention of $0.4 million. For the year ended December 31, 2009 these charges related to previous restructuring initiatives and included adjustments to lease termination reserves of $0.3 million, employee retention and severance costs of $0.6 million and consulting and other costs of $1.7 million.

  Impairment of Trade Names

          During the years ended December 31, 2011 and 2009, the Company recorded pre-tax non-cash impairment charges of $36.7 million and $26.6 million, respectively, to reduce the carrying value of its trade names as a result of its annual impairment testing of indefinite-lived intangible assets. There were no similar impairment charges recorded in continuing operations in 2010. See Note 1 to the Consolidated Financial Statements for further details.

  Key Performance Indicators

          The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of December 31,
	2011	2010	2009
TruGreen—
(Reduction) Growth in Full Program Accounts	(5.3)%	(1.7)%	0.7%
Customer Retention Rate	66.7%	66.0%	68.1%
Terminix—
Growth (Reduction) in Pest Control Customers	6.4%	3.6%	(0.9)%
Pest Control Customer Retention Rate	80.6%	79.9%	78.5%
(Reduction) Growth in Termite Customers	(1.0)%	0.3%	(1.5)%
Termite Customer Retention Rate	86.1%	86.0%	85.7%
American Home Shield—
Growth in Home Service Contracts	1.6%	0.1%	0.1%
Customer Retention Rate(1)	75.1%	73.0%	72.2%

(1)
During the fourth quarter of 2011, the Company changed its calculation methodology of Customer Retention Rate for American Home Shield to be consistent with the calculation methodology for TruGreen and Terminix. The Customer Retention Rate for American Home Shield has been adjusted to reflect the 2011 calculation methodology for all periods presented.

Segment Review

        The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements. This disclosure provides a reconciliation of segment operating income to income from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

        The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company's performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company's financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company's cash flow or liquidity. "Adjusted EBITDA" means net income (loss) before: income (loss) from discontinued operations; provision (benefit) for income taxes; other expense; gain (loss) on extinguishment of debt; interest expense; interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income, residual value guarantee charge and non-cash trade name impairment. "Comparable Operating Performance" is calculated by adding back to Adjusted EBITDA an amount equal to the non-cash stock-based compensation expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

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

        Operating Revenues and Comparable Operating Performance by operating segment are as follows:

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Operating Revenue:
TruGreen	$1,100,741	$1,096,667	$1,048,936
Terminix	1,193,075	1,157,346	1,089,072
American Home Shield	686,737	656,572	630,251
ServiceMaster Clean	138,691	132,132	125,614
Other Operations and Headquarters	86,628	84,677	84,012

Total Operating Revenue	$3,205,872	$3,127,394	$2,977,885

Comparable Operating Performance:
TruGreen	$207,916	$187,550	$178,646
Terminix	295,925	267,338	247,182
American Home Shield	131,977	116,736	113,738
ServiceMaster Clean	63,982	63,691	59,431
Other Operations and Headquarters	(104,987)	(103,211)	(93,682)

Total Comparable Operating Performance	$594,813	$532,104	$505,315

Memo: Items included in Comparable Operating Performance
Restructuring charges(1)	$8,162	$11,448	$26,682

Management and consulting fees(2)	$7,500	$7,500	$7,500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of discontinued operations	$(3,064)	$7,862	$23,747

(1)
Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix, information technology outsourcing and initiatives to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters, Merger related charges and other restructuring costs.

(2)
Represents management and consulting fees payable to certain related parties. See Note 10 to the Consolidated Financial Statements for further information on management and consulting fees.

        The following table presents reconciliations of operating income (loss) to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(in thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Year Ended Dec. 31, 2011
Operating income (loss)(1)	$129,324	$220,622	$94,869	$57,674	$(127,029)	$375,460
Depreciation and amortization expense	41,929	75,347	27,331	6,150	12,679	163,436

EBITDA	171,253	295,969	122,200	63,824	(114,350)	538,896
Interest and net investment income(2)	—	—	9,777	158	951	10,886
Non-cash trade name impairment(3)	36,700	—	—	—	—	36,700

Adjusted EBITDA	207,953	295,969	131,977	63,982	(113,399)	586,482
Non-cash stock-based compensation expense	—	—	—	—	8,412	8,412
Non-cash credits attributable to purchase accounting(4)	(37)	(44)	—	—	—	(81)

Comparable Operating Performance	$207,916	$295,925	$131,977	$63,982	$(104,987)	$594,813

Memo: Items included in Comparable Operating Performance
Restructuring charges(5)	$1,115	$3,560	$—	$36	$3,451	$8,162

Management and consulting fees(6)	$—	$—	$—	$—	$7,500	$7,500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(3,064)	$(3,064)

(in thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Year Ended Dec. 31, 2010
Operating income (loss)(1)	$112,312	$199,750	$68,380	$55,450	$(129,200)	$306,692
Depreciation and amortization expense	66,069	67,761	42,259	7,106	13,430	196,625

EBITDA	178,381	267,511	110,639	62,556	(115,770)	503,317
Interest and net investment income(2)	—	—	6,243	153	2,962	9,358
Residual value guarantee charge(8)	9,222	—	—	982	245	10,449

Adjusted EBITDA	187,603	267,511	116,882	63,691	(112,563)	523,124
Non-cash stock-based compensation expense	—	—	—	—	9,352	9,352
Non-cash credits attributable to purchase accounting(4)	(53)	(173)	(146)	—	—	(372)

Comparable Operating Performance	$187,550	$267,338	$116,736	$63,691	$(103,211)	$532,104

Memo: Items included in Comparable Operating Performance
Restructuring charges (credits)(5)	$6,922	$3,491	$(127)	$71	$1,091	$11,448

Management and consulting fees(6)	$—	$—	$—	$—	$7,500	$7,500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$7,862	$7,862

(in thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Year Ended Dec. 31, 2009
Operating income (loss)(1)	$64,897	$184,131	$70,253	$50,456	$(125,903)	$243,834
Depreciation and amortization expense	87,726	63,277	41,728	8,243	13,818	214,792

EBITDA	152,623	247,408	111,981	58,699	(112,085)	458,626
Interest and net investment income(2)	—	—	1,976	144	4,959	7,079
Residual value guarantee charge(8)	4,726	—	—	588	147	5,461
Non-cash trade name impairment(3)	21,400	—	—	—	5,200	26,600

Adjusted EBITDA	178,749	247,408	113,957	59,431	(101,779)	497,766
Non-cash stock-based compensation expense	—	—	—	—	8,097	8,097
Non-cash credits attributable to purchase accounting(4)	(103)	(226)	(219)	—	—	(548)

Comparable Operating Performance	$178,646	$247,182	$113,738	$59,431	$(93,682)	505,315

Memo: Items included in Comparable Operating Performance
Restructuring charges(5)	$8,717	$3,390	$147	$—	$14,428	$26,682

Management and consulting fees(6)	$—	$—	$—	$—	$7,500	$7,500

Memo: Items excluded from Comparable Operating Performance
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$23,747	$23,747

(1)
Presented below is a reconciliation of total segment operating income to net income (loss).

	Year Ended December 31,
(In thousands)	2011	2010	2009
Total Segment Operating Income	$375,460	$306,692	$243,834
Non-operating Expense (Income):
Interest expense	273,123	286,933	299,333
Interest and net investment income	(10,886)	(9,358)	(7,079)
Loss (Gain) on extinguishment of debt	774	—	(46,106)
Other expense	700	733	748

Income (Loss) from Continuing Operations before Income Taxes	111,749	28,384	(3,062)
Provision (benefit) for income taxes	43,912	10,945	(9,204)

Income from Continuing Operations	67,837	17,439	6,142
(Loss) income from discontinued operations, net of income taxes	(27,016)	(31,998)	7,353

Net Income (Loss)	$40,821	$(14,559)	$13,495

(2)
Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $226.2 million as of December 31, 2011. American Home Shield interest and net investment income was $9.8 million, $6.2 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The balance of interest and net investment income primarily relates to (i) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within (loss) income from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)
Represents pre-tax non-cash impairment charges of $36.7 million and $26.6 million recorded in the years ended December 31, 2011 and 2009, respectively, to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. There were no similar impairment charges included in continuing operations in 2010. See Note 1 to the Consolidated Financial Statements for further information.

(4)
The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)
Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix, information technology outsourcing and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters, Merger related charges and other restructuring costs.

(6)
Represents management and consulting fees payable to certain related parties. See Note 10 to the Consolidated Financial Statements for further information on management and consulting fees.

(7)
The table included in "Discontinued Operations" below presents reconciliations of operating (loss) income, the most directly comparable financial measure under GAAP, to EBITDA and Comparable Operating Performance for the periods presented.

(8)
Represents non-cash residual value guarantee charges recorded in 2010 and 2009 related to a synthetic lease for operating properties, which expired in July 2010. There were no similar charges in 2011.

TruGreen Segment

        The TruGreen segment, which provides lawn, tree and shrub care services, reported a 0.4 percent increase in operating revenue, a 15.1 percent increase in operating income and a 10.9 percent increase in Comparable Operating Performance for the year ended December 31, 2011 compared to 2010. Revenue from core lawn service customers, which was 55 percent of the segment's operating revenue in 2011, was comparable to 2010, reflecting a 4.3 percent increase in the average application price, offset, by a 4.8 percent decline in average customer counts. Absolute customer counts as of December 31, 2011 compared to 2010 declined 5.3 percent, which was driven by a decrease in new unit sales, primarily in our neighborhood selling channel, offset, in part, by a 70 bps increase in the customer retention rate. TruGreen is redefining its sales channel mix by shifting focus away from the neighborhood sales channel. The segment's operating revenue results also reflect a $5.7 million increase in other expanded services. TruGreen is continuing its efforts to reduce customer cancellations by focusing on the overall quality of service delivery, including more consistent application of service standards, an improved recovery program for problem lawns, the reduction of lawn specialist turnover and the continued improvement of overall communication with customers.

        TruGreen's operating income for the year ended December 31, 2011 included a pre-tax non-cash impairment charge of $36.7 million to reduce the carrying value of trade names to their estimated fair value as further discussed in Note 1 to the Consolidated Financial Statements. There were no similar charges in 2010. TruGreen's Comparable Operating Performance as a percentage of revenue increased to 18.9 percent for the year ended December 31, 2011 compared to

17.1 percent for the year ended December 31, 2010. TruGreen's Comparable Operating Performance included restructuring charges of $1.1 million and $6.9 million in 2011 and 2010, respectively. Additionally, key executive transition charges of $1.0 million were incurred in 2011, which included separation charges related to the resignation of the former President of TruGreen in the second quarter of 2011. The net reduction in these charges contributed 44 bps to the increase in the segment's Comparable Operating Performance as a percentage of revenue. The remaining 136 bps increase primarily reflects a reduction in sales and marketing expense driven by the reduced focus on the neighborhood sales channel and cost reductions realized through ongoing initiatives, offset, in part, by an increase in fuel and fertilizer prices.

        The TruGreen segment reported a 4.6 percent increase in revenue, a 73.1 percent increase in operating income and a 5.0 percent increase in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. Revenue from core lawn service customers, which was 55 percent of the segment's operating revenue in 2010 increased 3.5 percent compared to 2010, reflecting a 1.8 percent increase in the average application price and a 1.6 percent increase in average customer counts. Absolute customer counts as of December 31, 2010 compared to 2009 declined 1.7 percent, which was driven by a 210 bps reduction in the customer retention rate, offset, in part, by an increase in new unit sales generated in the neighborhood selling channel. The segment's revenue results also reflect a $27.5 million increase in other expanded services.

        TruGreen's operating income for the year ended December 31, 2009 included a pre-tax non-cash impairment charge of $21.4 million to reduce the carrying value of trade names to their estimated fair value as further discussed in Note 1 to the Consolidated Financial Statements. There were no similar charges in 2010. TruGreen's Comparable Operating Performance as a percentage of revenue increased to 17.1 percent for the year ended December 31, 2010 compared to 17.0 percent for the year ended December 31, 2009. TruGreen's Comparable Operating Performance included restructuring charges of $6.9 million and $8.7 million in 2010 and 2009, respectively. The net reduction in these charges contributed 20 bps to the increase in the segment's Comparable Operating Performance as a percentage of revenue. The remaining 10 bps decline primarily reflects an increase in sales and marketing expense, incentive compensation expense and costs related to our ongoing initiatives to transform our branch operations and to improve customer service, offset, in part, by a reduction in fuel and fertilizer prices and health care costs.

Terminix Segment

        The Terminix segment, which provides termite and pest control services and distributes pest control products, reported a 3.1 percent increase in operating revenue, a 10.4 percent increase in operating income and a 10.7 percent increase in Comparable Operating Performance for the year ended December 31, 2011 compared to 2010. Pest control revenue, which was 55 percent of the segment's operating revenue in 2011, increased 5.3 percent in 2011 compared to 2010, reflecting a 6.4 percent increase in customer counts, a 1.1 percent increase in the average annual account value, and a $6.0 million increase in other services, including bed bug and other pest services. The increase in pest control customer counts was driven by an increase in new unit sales and acquisitions and a 70 bps increase in the customer retention rate. Termite revenue, including new unit sales and renewals, was 40.5 percent of the segment's operating revenue in 2011 and increased 0.5 percent in 2011 compared to 2010, primarily reflecting a 2.2 percent increase in average price of new units and renewals, offset, in part, by a 2.6 percent decline in new unit sales and a 1.0 percent decline in renewal customer counts. For 2011, termite renewal revenue comprised 55 percent of total termite revenue, while the remainder consisted of termite completion new unit sales. The decline in termite renewal customer counts was driven by a decrease in new units, offset, in part, by a 10 bps increase in the customer retention rate.

        Terminix's Comparable Operating Performance as a percentage of revenue increased to 24.8 percent for the year ended December 31, 2011 compared to 23.1 percent for the year ended December 31, 2010. Terminix's Comparable Operating Performance included restructuring charges of $3.6 million and $3.5 million in 2011 and 2010, respectively. The 170 basis point increase in Comparable Operating Performance as a percentage of revenue primarily reflects a reduction in incentive compensation expense, legal related expense, termite damage claims expense, the favorable impact of acquiring assets in connection with exiting certain fleet leases and other cost reductions realized through ongoing initiatives, offset, in part by an increase in sales and marketing expense and fuel prices.

        The Terminix segment reported a 6.3 percent increase in operating revenue, an 8.5 percent increase in operating income and an 8.2 percent increase in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. Pest control revenue, which was 54 percent of the segment's operating revenue in 2010, increased 5.2 percent in 2010 compared to 2009, reflecting a 3.6 percent increase in customer counts, a 0.3 percent increase in the average annual account value and a $10.4 million increase in other services, including bed bug and other pest services. The increase in pest control customer counts was driven by an increase in new unit sales and acquisitions and a 140 bps improvement in the customer retention rate. Termite revenue, including new unit sales and renewals, was 41.5 percent of the segment's operating revenue in 2010 and increased 3.1 percent in 2010 compared to 2009, primarily reflecting a 2.0 percent increase in average price of new units and renewals, a 7.9 percent increase in new unit sales and a 0.3 percent increase in renewal customer counts. For 2010, termite renewal revenue comprised 55 percent of total termite revenue, while the remainder consisted of termite completion new unit sales. The increase in termite renewal customer counts was driven by an increase in new units and acquisitions and a 30 bps improvement in the customer retention rate. Product distribution revenue, which has lower margins than termite or pest revenue and accounted for less than five percent of total segment operating revenue, increased $23.2 million. In August 2010, Terminix acquired the assets of Antimite Termite and Pest Control, a company with annual revenues of approximately $30 million.

        Terminix's Comparable Operating Performance as a percentage of revenue increased to 23.1 percent for the year ended December 31, 2010 compared to 22.7 percent for the year ended December 31, 2009. Terminix's Comparable Operating performance included restructuring charges of $3.5 million and $3.4 million in 2010 and 2009, respectively. The 40 bps increase in Comparable Operating Performance as a percentage of revenue primarily reflects a reduction in fuel prices, health care costs, termite damage claims expense and sales and marketing expense, the favorable impact of acquiring assets in connection with exiting certain fleet leases and other cost reductions realized through ongoing initiatives, offset, in part, by an increase in incentive compensation expense, legal related expense and increases in product distribution revenue, which has lower margins than pest or termite revenue.

American Home Shield Segment

        The American Home Shield segment, which provides home service contracts to consumers that cover heating, ventilation, air conditioning, plumbing and other systems and appliances, reported a 4.6 percent increase in operating revenue, a 38.7 percent increase in operating income and a 13.1 percent increase in Comparable Operating Performance for the year ended December 31, 2011 compared to 2010. The revenue results reflect a 4.0 percent increase in average price on home service contracts written and a 1.6 percent increase in customer counts. The increase in average price was driven, in part, by the introduction of new product options in our direct-to-consumer channel. The increase in customer counts was driven by a 210 bps increase in the customer retention rate, offset, in part, by a decrease in new unit sales. American Home

Shield's sales in the real estate channel were negatively impacted by softness in the home resale market and elimination of the government housing incentive program, which was extended through the first quarter of 2011. This decline was offset, in part, by growth in consumer sales.

        American Home Shield's Comparable Operating Performance as a percentage of revenue increased to 19.2 percent for the year ended December 31, 2011 compared to 17.8 percent for the year ended December 31, 2010. American Home Shield's Comparable Operating performance included interest and net investment income from the American Home Shield investment portfolio of $9.8 million and $6.2 million in 2011 and 2010, respectively, which contributed 47 bps to the increase in the segment's Comparable Operating Performance as a percentage of revenue. The remaining 93 basis point increase primarily reflects a reduction in legal related expense and cost reductions realized through ongoing initiatives, offset, in part, by an increase in contract claims costs and technology related costs driven by our new CRM system and other ongoing initiatives.

        The American Home Shield segment reported a 4.2 percent increase in operating revenue, a 2.7 percent decrease in operating income and a 2.6 percent increase in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. The revenue results reflect a 2.9 percent increase in average price on home service contracts written and a 2.8 percent increase in average customer counts. Absolute customer counts as of December 31, 2010 were comparable to 2009, reflecting a 3.8 percent decline in new unit sales, offset by an 80 bps improvement in the customer retention rate. American Home Shield's sales in the real estate channel were negatively impacted by softness in the home resale market, offset, in part, by growth in consumer sales.

        American Home Shield's Comparable Operating Performance as a percentage of revenue decreased to 17.8 percent for the year ended December 31, 2010 compared to 18.0 percent for the year ended December 31, 2009. American Home Shield's Comparable Operating performance included interest and net investment income from the American Home Shield investment portfolio of $6.2 million and $2.0 million in 2010 and 2009, respectively, which contributed 64 bps to the increase in the segment's Comparable Operating Performance as a percentage of revenue. The remaining 84 bps decrease primarily reflects an increase in contract claims costs, offset, in part, by cost reductions realized through ongoing initiatives.

ServiceMaster Clean Segment

        The ServiceMaster Clean segment, which provides residential and commercial disaster restoration and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 5.0 percent increase in operating revenue, a 4.0 percent increase in operating income and a 0.5 percent increase in Comparable Operating Performance for the year ended December 31, 2011 compared to 2010. Domestic royalty fees, which were 54 percent of the segment's operating revenue in 2011, increased 6.4 percent in 2011 compared to 2010, driven by increases in disaster restoration services. Revenue from janitorial national accounts, which was 9 percent of the segment's revenue in 2011, increased 32.4 percent in 2011 compared to 2010, driven by strong sales activity. Sales of products to franchisees, which were 12 percent of the segment's revenue in 2011, decreased 8.4 percent in 2011 compared to 2010.

        ServiceMaster Clean's Comparable Operating Performance as a percentage of revenue decreased to 46.1 percent for the year ended December 31, 2011 compared to 48.2 percent for the year ended December 31, 2010. Key executive transition charges of $0.4 million were incurred in 2011, which represented a signing bonus related to the hiring of the new President of ServiceMaster Clean and Merry Maids. These charges negatively impacted the change in the segment's Comparable Operating Performance as a percentage of revenue by 30 bps. The remaining 180 basis point reduction primarily reflects an increase in support services, sales and marketing expense, technology and other costs, all driven by ongoing initiatives to increase share primarily in the commercial, fire remediation and janitorial market segments.

        The ServiceMaster Clean segment reported a 5.2 percent increase in operating revenue, a 9.9 percent increase in operating income and a 7.2 percent increase in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. Domestic royalty fees, which were 53 percent of the segment's operating revenue in 2010, decreased 0.3 percent in 2010 compared to 2009, driven by reductions in disaster restoration services. Revenue from janitorial national accounts, which was 7 percent of the segment's operating revenue in 2010, increased 46.8 percent in 2010 compared to 2009, driven by strong sales activity. Sales of products to franchisees, which were 14 percent of the segment's operating revenue in 2010, increased 8.3 percent in 2010 compared to 2009.

        ServiceMaster Clean's Comparable Operating Performance as a percentage of revenue increased to 48.2 percent for the year ended December 31, 2010 compared to 47.3 percent for the year ended December 31, 2009. The 90 bps increase in Comparable Operating Performance as a percentage of revenue primarily reflects cost reductions realized through ongoing initiatives.

Other Operations and Headquarters Segment

        This segment includes the operations of Merry Maids, SMAC and the Company's headquarters functions. The segment reported a 2.3 percent increase in operating revenue, a 1.7 percent improvement in operating loss and a 1.7 percent improvement in Comparable Operating Performance for the year ended December 31, 2011 compared to 2010.

        Merry Maids, which accounted for 93.5 percent of the segment's operating revenue for 2011, reported a 3.0 percent increase in operating revenue, a 7.0 percent increase in operating income and a 1.9 percent increase in Comparable Operating Performance for the year ended December 31, 2011 compared to 2010. Revenue from company-owned branches, which was 75 percent of Merry Maids' revenue in 2011, increased 0.7 percent in 2011 compared to 2010, driven by a 1.7 percent increase in the average service price, offset, in part, by a 0.3 percent decline in average customer counts. Absolute customer counts as of December 31, 2011 compared to 2010 declined 3.6 percent driven by the sale of certain company-owned branches to existing and new franchisees in the fourth quarter of 2011, offset, in part, by a 630 bps increase in the customer retention rate. Royalty fees, which were 19 percent of Merry Maids' revenue in 2011, increased 6.3 percent in 2011 compared to 2010, primarily driven by market expansion.

        Merry Maids' Comparable Operating Performance as a percentage of revenue decreased to 25.9 percent for the year ended December 31, 2011 compared to 26.2 percent for the year ended December 31, 2010. Key executive transition charges of $0.6 million were incurred in 2011, which included separation charges related to the resignation of the former President of Merry Maids in the first quarter of 2011. These charges negatively impacted the change in Comparable Operating Performance as a percentage of revenue by 72 bps. The remaining 42 bps increase reflects the gain resulting from the sale of certain branches, offset, in part, by an increase in sales and marketing expense, fuel costs and incentive compensation expense.

        The Comparable Operating Performance of SMAC and the Company's headquarters functions declined $2.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The segment's Comparable Operating Performance included restructuring charges of $3.5 million and $1.1 million in 2011 and 2010, respectively, and interest and net investment income of $1.0 million and $1.8 million in 2011 and 2010, respectively. Additionally, key executive transition charges of (i) $4.7 million were incurred in 2011, which included recruiting costs and signing bonuses related to the hiring of our new CEO and CFO and separation charges related to the resignation or our former CFO and (ii) $5.0 million were incurred in 2010, which included separation charges related to the retirement of our former CEO on March 31, 2011. The remaining $0.7 million increase in Comparable Operating Performance primarily reflects a reduction in spending in the Company's centers of excellence, as well as favorable claims trends in our automobile, general liability and workers' compensation program, which may or may not continue, ($1.8 million), offset, in part, by an increase in technology related costs for PCI standards compliance purposes ($5.1 million) and incentive compensation expense ($3.7 million).

        The segment reported comparable operating revenue, a 2.6 percent increase in operating loss and a 10.2 percent decrease in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009.

        Merry Maids, which accounted for 92.9 percent of the segment's operating revenue for 2010, reported a 0.8 percent increase in operating revenue, a 100.3 percent increase in operating income and a 15.2 percent increase in Comparable Operating Performance for the year ended December 31, 2010 compared to 2009. Revenue from company-owned branches, which was 77 percent of Merry Maids' revenue in 2010, was comparable to 2009, reflecting a 1.3 percent increase in average customer counts, offset, in part, by a reduction in service frequency. Absolute customer counts as of December 31, 2010 compared to 2009 declined 2.9 percent driven by a decrease in new unit sales, offset, in part, by a 150 bps increase in the customer retention rate. The average service price in 2010 was comparable to 2009. Royalty fees, which were 18 percent of Merry Maids' revenue in 2010, increased 1.7 percent in 2010 compared to 2009, primarily driven by market expansion.

        Merry Maid's operating income for the year ended December 31, 2009 included a pre-tax non-cash impairment charge of $5.2 million to reduce the carrying value of trade names to their estimated fair value as further discussed in Note 1 to the Consolidated Financial Statements. There were no similar charges in 2010. Merry Maids' Comparable Operating Performance as a percentage of revenue increased to 26.2 percent for the year ended December 31, 2010 compared to 23.0 percent for the year ended December 31, 2009. The 320 bps increase in Comparable Operating Performance as a percentage of revenue reflects production labor efficiencies, a reduction in legal related expense, sales and marketing expense, incentive compensation expense and healthcare costs, offset, in part, by an increase in other overhead and support costs.

        The Comparable Operating Performance of SMAC and the Company's headquarters functions declined $12.3 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The segment's Comparable Operating Performance included restructuring charges of $1.1 million and $14.4 million in 2010 and 2009, respectively, and interest and net investment income of $1.8 million and $3.0 million in 2010 and 2009, respectively. Additionally, key executive transition charges of $5.0 million were incurred in 2010, which included separation charges related to the retirement of our former CEO on March 31, 2011. The remaining $19.4 million decrease in Comparable Operating Performance primarily reflects increased provisions for incentive compensation ($5.1 million), due primarily to the reversal, in 2009, of a $4.4 million reserve for cash awards related to a long-term incentive plan as certain performance measures under the plan were not achieved, and increases in spending in the Company's headquarters functions to enhance capabilities in our centers of excellence and on initiatives designed to improve the performance of our operating segments.

Discontinued Operations

        In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell TruGreen LandCare, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale ($1.9 million, net of tax) was recorded. The loss on the disposition of the TruGreen LandCare business continues to be subject to certain post-closing adjustments and disputes, and such adjustments could be significant to the sale price.

        In 2010 and 2009, the Company recorded pre-tax non-cash impairment charges of $46.9 million ($28.7 million, net of tax) and $1.4 million ($0.9 million, net of tax), respectively, associated with the goodwill and trade name at TruGreen LandCare in (loss) income from discontinued operations, net of income taxes.

        The components of (loss) income from discontinued operations, net of income taxes, for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Operating (loss) income(1)	$(40,620)	$(49,971)	$11,468
(Benefit) provision for income taxes(1)	(15,461)	(17,973)	4,115

Operating (loss) income, net of income taxes(1)	(25,159)	(31,998)	7,353
Loss on sale, net of income taxes	(1,857)	—	—

(Loss) income from discontinued operations, net of income taxes(1)	$(27,016)	$(31,998)	$7,353

Operating (loss) income(1)	$(40,620)	$(49,971)	$11,468
Interest expense	16	46	44
Depreciation and amortization expense	3,509	11,524	11,486

EBITDA	(37,095)	(38,401)	22,998
Non-cash goodwill and trade name impairment	34,185	46,884	1,400

Adjusted EBITDA	(2,910)	8,483	24,398
Non-cash credits attributable to purchase accounting	(154)	(621)	(651)

Comparable Operating Performance	$(3,064)	$7,862	$23,747

(1)
During 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Also includes goodwill and trade name impairments of $46.9 million ($28.7 million, net of tax) and $1.4 million ($0.9 million, net of tax) in 2010 and 2009, respectively.

Financial Position and Liquidity

Cash Flows from Operating Activities from Continuing Operations

        Net cash provided from operating activities from continuing operations increased $72.5 million to $295.0 million for the year ended December 31, 2011 compared to $222.5 million for the year ended December 31, 2010.

        Net cash provided from operating activities in 2011 was comprised of $334.4 million in earnings adjusted for non-cash charges, offset, in part, by $7.5 million in cash payments related to restructuring charges and a $31.9 million increase in cash required for working capital. For the year ended December 31, 2011 working capital requirements were adversely impacted by a reduction in reserve levels under certain self-insurance programs and unrecognized tax benefits.

        Net cash provided from operating activities in 2010 was comprised of $253.8 million in earnings adjusted for non-cash charges, offset, in part, by $10.8 in cash payments related to restructuring charges and a $20.5 million increase in cash required for working capital. For the year ended December 31, 2010 working capital requirements were adversely impacted by growth in accounts receivable balances, due in part to unfavorable collection trends partially attributable to increases in revenue in service lines with longer than average collection terms. Also adversely impacting working capital requirements was a reduction in reserve levels under certain self-insurance programs. Working capital requirements were favorably impacted by a change in the timing of payments to our vendors and increased accruals for incentive compensation.

Cash Flows from Investing Activities from Continuing Operations

        Net cash used for investing activities from continuing operations was $135.2 million for the year ended December 31, 2011 compared to $175.1 million for the year ended December 31, 2010.

        Capital expenditures decreased to $96.5 million for the year ended December 31, 2011 from $134.2 million for the year ended December 31, 2010 and included vehicle purchases of $48.5 million, recurring capital needs and information technology projects. The Company anticipates that capital expenditures, excluding vehicle fleet purchases, for the full year 2012 will range from $85.0 million to $95.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. Although the Company has been purchasing vehicles in recent years, we expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases; therefore, the Company's capital requirement for fleet vehicles for the full year 2012 is not expected to exceed $5.0 million. The Company has no additional material capital commitments at this time.

        Proceeds from sales of equipment and other assets increased to $4.6 million for the year ended December 31, 2011 from $1.4 million for the year ended December 31, 2010 and included $2.2 million of proceeds from the sale of Merry Maids company-owned branches to existing and new franchisees. The Company may sell additional Merry Maids company-owned branches to existing or new franchisees in the future.

        Cash payments for acquisitions for the year ended December 31, 2011 totaled $44.4 million, compared with $57.9 million for the year ended December 31, 2010. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at Terminix, TruGreen and Merry Maids.

        Cash flows from notes receivable, financial investments and securities decreased to $3.0 million for the year ended December 31, 2011 from $20.4 million for the year ended December 31, 2010. The cash flows from notes receivable, financial investments and securities for the year ended

December 31, 2010 included the return of the Company's investment in previously leased real estate facilities of $22.0 million.

Cash Flows from Financing Activities from Continuing Operations

        Net cash used for financing activities from continuing operations was $102.2 million for the year ended December 31, 2011 compared to $46.4 million for the year ended December 31, 2010. During the year ended December 31, 2011, the Company borrowed $4.0 million under other financing arrangements, purchased from Holdings $65.0 million face value of 2015 Notes, as further discussed in "Liquidity," and made scheduled principal payments of long-term debt of $40.9 million. During the year ended December 31, 2010, the Company borrowed and repaid $5.0 million under the Revolving Credit Facility, borrowed $10.0 million under other financing arrangements, made scheduled principal payments of long-term debt of $43.8 million and made repayments of $12.5 million in connection with purchases of properties previously under lease.

Liquidity

        The Company is highly leveraged, and a substantial portion of the Company's liquidity needs is due to service requirements on indebtedness incurred in connection with the Merger, some of which has been refinanced, and from funding the Company's operations, working capital and capital expenditures. The agreements governing the Term Facilities, the 2015 Notes, the 2020 Notes, which were issued in February 2012 as discussed further below, and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. At December 31, 2011, the Company was in compliance with the covenants under these agreements that were in effect on such date.

        Cash and short- and long-term marketable securities totaled $471.4 million as of December 31, 2011, compared with $393.3 million as of December 31, 2010. As of December 31, 2011 and 2010, $226.2 million and $242.2 million, respectively, of the cash and short- and long-term marketable securities balances are associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield's investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

        A portion of the Company's vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company's option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. As of December 31, 2011, the Company's residual value guarantees related to the leased assets totaled $32.2 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.7 million in the Consolidated Statements of Financial Position.

        Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2011, the estimated fair value of the Company's fuel swap contracts was a net liability of $0.7 million, and the Company had posted $3.8 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company's Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company's ability to post letters of credit for other purposes and could limit the Company's borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

        The Company's ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of December 31, 2011, the Company had $442.5 million of remaining capacity available under the Revolving Credit Facility.

        On February 2, 2011, ServiceMaster entered into an amendment to its Revolving Credit Facility, which provides for senior secured revolving loans and stand-by and other letters of credit. Prior to the amendment, the facility was scheduled to mature on July 24, 2013 and provided for maximum borrowing capacity of $500.0 million with outstanding letters of credit limited to $75.0 million. The Company desired to extend the maturity date of the facility by one year, and as an inducement for such extension, offered to allow any lenders in the syndicate group that were willing to extend the maturity date by one year a 20 percent reduction of such lender's loan commitment. As a result of the amendment, the Company had available borrowing capacity under its amended Revolving Credit Facility of $442.5 million through July 24, 2013 and $229.6 million from July 25, 2013 through July 24, 2014.

        On January 30, 2012, ServiceMaster entered into the Extension Amendment and the Increase Supplement to its Revolving Credit Facility. After effectiveness on February 13, 2012 of the Extension Amendment and the Increase Supplement, we have available borrowing capacity under the Revolving Credit Facility of $447.7 million through July 24, 2013, $324.2 million from July 25, 2013 through July 24, 2014 and $265.2 million from July 25, 2014 through January 31, 2017. The Company will continue to have access to letters of credit up to $75.0 million through January 31, 2017.

        During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of the 2015 Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a gain on extinguishment of debt of $46.1 million in its Consolidated Statements of Operations for the year ended December 31, 2009 related to these retirements.

        During the fourth quarter of 2011, the Company purchased $65.0 million in face value of the 2015 Notes from Holdings for a cost of $68.0 million, which included payment of accrued interest of $3.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a loss on extinguishment of debt of $0.8 million in its Consolidated Statements of Operations for the year ended December 31, 2011 for write-offs of unamortized debt issuance costs related to the extinguished debt.

        In February 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $600 million aggregate principal amount of the 2020 Notes. The 2020 Notes will mature on February 15, 2020 and bear interest at a rate of 8 percent per annum. The 2020 Notes are guaranteed on a senior unsecured basis by certain domestic subsidiaries of the Company. The Company used $400 million of the proceeds of the sale of the 2020 Notes, together with available cash, to redeem $400 million in aggregate principal amount of its outstanding 2015 Notes in February 2012 and intends to use the remainder of such proceeds, together with available cash, to redeem an additional $200 million aggregate principal amount of the 2015 Notes in March 2012.

        After giving effect to the 2009 open market purchases and retirement of 2015 Notes by the Company, the 2011 purchase and retirement of 2015 Notes from Holdings and the redemption of $600 million aggregate principal amount of 2015 Notes with proceeds from the 2020 Notes offering, $396 million aggregate principal amount of the 2015 Notes will remain outstanding.

        The Company has an accounts receivable securitization arrangement under which TruGreen and Terminix may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC ("Funding"), the Company's wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement ("Purchasers"). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of December 31, 2011, the amount of eligible receivables was approximately $31.1 million.

        During the years ended December 31, 2011 and 2010, there were no transfers of interests in the pool of trade accounts receivable to Purchasers under this arrangement. As of December 31, 2011 and 2010, the Company had $10.0 million outstanding under the arrangement and, as of December 31, 2011 had $21.1 million of remaining capacity available under the accounts receivable securitization arrangement.

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

        As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $226.2 million as of December 31, 2011, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $183.3 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations were in effect throughout 2011, and similar limitations are expected to be in effect through 2012. The remainder of the $226.2 million, or $42.9 million, is related to amounts that the Company's management does not consider readily available to be used to service the Company's indebtedness due, among other reasons, to the Company's cash management practices and working capital needs at various subsidiaries.

        We consider undistributed earnings of our foreign subsidiaries as of December 31, 2011, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2011, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $24.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

        The following table presents the Company's contractual obligations and commitments as of December 31, 2011. See discussion above in Liquidity for information on our issuance of the 2020 Notes and redemption of the 2015 Notes, which is not reflected in the table below.

(In millions)	Total	Less than 1 Yr	1 - 3 Yrs	3 - 5 Yrs	More than 5 Yrs
Principal repayments*	$3,938.7	$47.7	$2,532.0	$1,001.9	$357.1
Capital leases	12.2	4.1	5.4	2.6	0.1
Estimated interest payments(1)	1,080.2	227.4	385.9	169.7	297.2
Non-cancelable operating leases(2)	143.8	42.6	56.0	24.4	20.8
Purchase obligations:
Supply agreements and other(3)	115.3	76.7	24.6	14.0	—
Outsourcing agreements(4)	133.6	52.1	39.0	20.7	21.8
Other long-term liabilities:*
Insurance claims	154.8	73.1	28.8	10.7	42.2
Discontinued Operations	2.6	0.6	0.7	0.2	1.1
Other, including deferred compensation trust(2)	10.8	0.2	1.5	1.5	7.6

Total Amount	$5,592.0	$524.5	$3,073.9	$1,245.7	$747.9

*
These items are reported in the Consolidated Statements of Financial Position

(1)
These amounts represent future interest payments related to the Company's existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at December 31, 2011 plus the specified margin in the associated debt agreements for each period presented as of December 31, 2011. The estimated debt balance (including capital leases) as of each fiscal year end from 2012 through 2016 is $3.899 billion, $3.849 billion, $1.362 billion, $359.3 million, and $357.2 million, respectively. The weighted average interest rate (including interest rate swaps) on the estimated debt balances at each fiscal year end from 2012 through 2016 is expected to be 6.0 percent, 6.0 percent, 9.8 percent, 7.3 percent, and 7.3 percent, respectively. See Note 12 of the Consolidated Financial Statements for the terms and maturities of existing debt obligations.

(2)
A portion of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. The amounts in non-cancelable operating leases exclude all prospective cancelable payments under these agreements. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. As of December 31, 2011, the Company's residual value guarantees related to the leased assets totaled $32.2 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.7 million in the Consolidated Statements of Financial Position. This liability has been included in Other long-term liabilities above.

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

(4)
Outsourcing agreements include commitments for the purchase of certain outsourced services from third party vendors (see further discussion of the Company's agreement with IBM below). Because the services provided through these agreements are integral to the operations of the Company and due to termination provisions contained in these agreements, the Company has concluded that it is appropriate to include the total anticipated costs over the expected term of the agreements in the table above.

On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM provides information technology operations and applications development services (collectively, the "IT Services") to the Company. ServiceMaster pays IBM for the IT Services under the agreement through a combination of fixed and variable charges, with variable charges fluctuating based on the Company's actual need for IT Services. For the year ended December 31, 2011, the Company paid IBM $37.2 million for the IT Services. The Company expects to phase out a significant portion of its use of IT Services from IBM by the end of 2013, but does not expect its costs for IT Services to increase materially. The figures in the table above reflect expected spend with IBM of $32.5 million for 2012 and $14.5 million for 2013 as the IT Services are reduced.

ServiceMaster has the right to terminate the agreement both for cause and for its convenience. Upon termination of the agreement for convenience and in the case of certain other termination events, ServiceMaster would be required to pay a termination charge to IBM of approximately $12.7 million. The Company does not expect to incur a termination charge in connection with the phase out of the IT Services from IBM discussed above. IBM has the right to terminate the agreement only in the event of a failure by the Company to make timely payment of any fees due and payable. In the event of termination by either party and upon the Company's request, IBM is obligated to provide termination assistance services at agreed-upon pricing for up to 24 months.

        Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2011, the Company is unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $9.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in Note 5 of the Consolidated Financial Statements.

        As further described above in Liquidity, the Company sold $600 million aggregate principal amount of the 2020 Notes in February 2012. The Company used $400 million of the proceeds of the sale of the 2020 Notes, together with available cash, to redeem $400 million in aggregate principal amount of its outstanding 2015 Notes in February 2012 and intends to use the remainder of such proceeds, together with available cash, to redeem an additional $200 million aggregate principal amount of the 2015 Notes in March 2012. The following table presents the Company's contractual obligations and commitments as of December 31, 2011 as if the sale of the 2020 Notes and the redemption of the 2015 Notes had occurred on December 31, 2011, and includes the payment, as scheduled, of the regular interest payment due in January 2012 for the redeemed 2015 Notes. This pro forma presentation impacts the Principal repayments, Estimated interest payments and Total Amount rows only. No other changes have been made from the information presented in the contractual obligations table above.

(In millions)	Total	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Yrs
Principal repayments	$3,938.7	$47.7	$2,532.0	$401.9	$957.1
Capital leases	12.2	4.1	5.4	2.6	0.1
Estimated interest payments	1,238.5	219.2	352.9	201.2	465.2
Non-cancelable operating leases	143.8	42.6	56.0	24.4	20.8
Purchase obligations:
Supply agreements and other	115.3	76.7	24.6	14.0	—
Outsourcing agreements	133.6	52.1	39.0	20.7	21.8
Other long-term liabilities:
Insurance claims	154.8	73.1	28.8	10.7	42.2
Discontinued Operations	2.6	0.6	0.7	0.2	1.1
Other, including deferred compensation trust	10.8	0.2	1.5	1.5	7.6

Total Amount	$5,750.3	$516.3	$3,040.9	$677.2	$1,515.9

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

        Current deferred tax assets increased from prior year levels, reflecting the reclassification of certain net operating losses from long-term to current, a decrease in the amount of prepaid items deductible for income tax purposes and an increase to the amount of accrued expenses not deductible for income tax purposes.

        Property and equipment increased from prior year levels, reflecting vehicle purchases, recurring capital needs and information technology projects.

        Goodwill increased from prior year levels as a result of tuck-in acquisitions at TruGreen and Terminix.

        Intangibles decreased from prior year levels due to amortization expense and a recorded trade name impairment.

        Debt issue costs decreased from prior year levels due to amortization expense being recorded.

        The increase in accounts payable reflects a change in the timing of payments to vendors.

        Accrued self-insurance claims and related expenses decreased from prior year levels, reflecting a reduction in required reserve levels under certain of our self-insurance programs and a decrease in accruals for home service contract claims in the American Home Shield business.

        Other accrued liabilities decreased from prior year levels, reflecting a reduction in reserve levels for unrecognized tax benefits.

        Deferred revenue increased from prior year levels, reflecting an increase in home service contracts written at American Home Shield.

        Long-term debt decreased from prior year levels, reflecting the purchase from Holdings of $65.0 million face value of 2015 Notes, as discussed in "Liquidity", and scheduled principal payments.

        Non-current deferred tax liabilities increased from prior year levels, reflecting the reclassification of certain net operating losses from long-term to current, the loss for tax purposes on the sale of TruGreen LandCare exceeding the loss on the sale and impairment for financial reporting purposes and tax deductible depreciation and amortization exceeding depreciation and amortization expense for financial reporting purposes, offset, in part, by the nondeductible trade name impairment.

        Other long-term obligations, primarily self-insured claims, decreased from prior year levels, reflecting decreases in the fair value liability recorded for interest rate swap contracts and reductions in required reserve levels under certain of our self-insurance programs.

        Total shareholder's equity was $1.248 billion as of December 31, 2011 compared to $1.188 billion as of December 31, 2010.

Financial Position—Discontinued Operations

        The assets and liabilities related to discontinued operations have been classified in a separate caption on the Consolidated Statements of Financial Position.

        As part of the TruGreen LandCare sale agreement, the Company guaranteed obligations to third parties with respect to bonds (primarily performance type). At the present time, the Company does not believe it is probable that the buyers will default on their obligations subject to guarantee. The fair value of the Company's obligations related to these guarantees is not significant and no liability has been recorded. See Note 10 of the Consolidated Financial Statements for more information on the Company's guarantees.

Off-Balance Sheet Arrangements

        The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 9 of the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation and other disputes; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2011, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

        The Company has franchise agreements in its TruGreen, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of annual consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is earned by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed.

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

        As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company adopted the provisions of Accounting Standards Update ("ASU") 2011-8, "Testing Goodwill for Impairment," in the fourth quarter of 2011. This ASU gives entities the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. For the 2011 annual goodwill impairment review performed as of October 1, 2011, the Company performed qualitative assessments on the Terminix, American Home Shield and ServiceMaster Clean reporting units. Based on these assessments, the Company determined that, more likely than not, the fair values of Terminix, American Home Shield and ServiceMaster Clean were greater than their respective carrying amounts. As a result, the two-step goodwill impairment test was not performed for Terminix, American Home Shield and ServiceMaster Clean in 2011.

        As permitted under accounting standards for goodwill and other intangibles prior to the adoption of ASU 2011-08, the Company carried forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin and, based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2010 annual goodwill impairment review performed as of October 1, 2010, the Company carried forward the valuations of the Terminix and ServiceMaster Clean reporting units completed as of October 1, 2009. The Company did not carry forward the valuations for any trade names for the 2011 or 2010 annual trade name impairment reviews. For the 2009 annual goodwill and trade name impairment reviews performed as of October 1, 2009, the Company did not carry forward the valuations of any reporting units or trade names.

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

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company's 2011, 2010 and 2009 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments. However, as of the 2011 annual impairment analysis, the following reporting unit had an estimated fair value that the Company has determined, from both a quantitative and a qualitative perspective, was not significantly in excess of its carrying value:

(In millions)	Goodwill Balance	Fair Value as a Percent of Carrying Value
TruGreen	$1,202.0	110%

        For the TruGreen reporting unit, the revenue growth assumption and the margin expansion assumption had the most significant influence on the estimation of fair value. The revenue growth assumption was based primarily on expected sales growth to commercial customers along with improved retention of existing commercial and residential customers. The key uncertainties in the revenue growth assumption include the impact of the various marketing and selling initiatives being undertaken by TruGreen to increase its presence in the commercial lawn care sector. The margin expansion assumption was based primarily on the achievement of improved operational efficiencies through standardization and centralization of selected operating activities and cost efficiencies as a result of projected revenue growth. The key uncertainty in the margin expansion assumption is TruGreen's ability to achieve the forecasted revenue growth while also improving operational efficiencies around costs and expenses.

        The Company's annual trade name impairment analyses, which were performed as of October 1 of each year, resulted in pre-tax non-cash impairments of $36.7 million and $26.6 million in 2011 and 2009, respectively. The Company's 2010 trade name impairment analysis did not result in any impairment. The impairment charges by business segment for the years ended December 31, 2011, 2010 and 2009, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2011 and 2010 are as follows:

(In thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters(1)	Total
Balance at Dec. 31, 2008	$783,600	$875,100	$140,400	$152,600	$445,100	$2,396,800
2009 Impairment	(21,400)	—	—	—	(5,200)	(26,600)

Balance at Dec. 31, 2009 and 2010	762,200	875,100	140,400	152,600	439,900	2,370,200
2011 Impairment	(36,700)	—	—	—	—	(36,700)

Balance at Dec. 31, 2011	$725,500	$875,100	$140,400	$152,600	$439,900	$2,333,500

(1)
The Other Operations and Headquarters segment includes Merry Maids.

        The impairment charge in 2011 was primarily attributable to the use of higher discount rates in the DCF valuation analyses as compared to the discount rates used in the 2010 impairment analyses. Although the projected future growth in cash flows in 2011 were slightly higher than in the 2010 valuation, the increase in the discount rates more than offset the improved cash flows. The increase in the discount rates is primarily attributable to changes in market conditions which indicated a lower risk tolerance in 2011 as compared to 2010. This lower risk tolerance is exhibited through the marketplace's desire for higher returns in order to accept market risk. The aggregate impairment charge in 2009 was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the projected future cash flows used in the 2008 impairment analysis. Although the Company projected future growth in cash flows, such growth was lower than that estimated at the time the trade names were tested for impairment in 2008. The terminal growth rates used in the analyses for the October 1, 2011, 2010 and 2009 impairment tests were the same and in line with historical U.S. gross domestic product growth rates. Had the Company used a discount rate in assessing the impairment of its trade names that was one percent higher across all business segments (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $114.8 million in 2011.

        As a result of the trade name impairment taken in 2011, the carrying value of the TruGreen trade name was adjusted to its estimated fair value as of October 1, 2011. Further, the October 1, 2011 estimated fair value of the trade name at the ServiceMaster Clean business segment was not significantly in excess of its carrying value. Consequently, any further decline in the estimated fair values of these trade names will result in additional trade name impairments. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2012 (i.e., during an interim period) if the Company's results of operations or other factors require such assets to be tested for impairment at an interim date.

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations.

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 21 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. All of the Company's fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statements of Financial Position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive loss.

        See Note 1 of the Consolidated Financial Statements for a summary of newly issued accounting statements and positions applicable to the Company.

Information Regarding Forward-Looking Statements

        This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "shall," "should," "would," "could," "seeks," "aims," "projects," "is optimistic," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; the sharing of best practices and talent across our businesses; growth strategies and/or expectations; expanding our commercial services; expansion opportunities in domestic and international territories; our estimates of market segment size and segment share; expectations for enhancing American Home Shield's ability to interact with customers through its new CRM system; projections for increases in existing home re-sales in 2012; capital expenditures and requirements; estimates for phasing out certain IT Services from IBM and projections for expenditures to IBM in 2012 and 2013; customer retention; the continuation of acquisitions; fuel prices; impairment charges related to goodwill and intangible assets; estimates of future amortization expense for intangible assets; attraction and retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers' compensation, auto and general liability risks; estimates of accruals for home service contract claims; estimates of future payments under operating and capital leases; estimates for increases in healthcare costs; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; post-closing purchase price adjustments, including, without limitation, items related to working capital and potential indemnification claims associated with the TruGreen LandCare disposition; our ability to renegotiate or extend our $50.0 million receivable securitization arrangement; and the impact of prevailing economic conditions.

        Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in Item 1A—Risk Factors in Part I of this report, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

  •
  the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness;

  •
  our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations and debt repurchases;

  •
  changes in interest rates, because a significant portion of our indebtedness bears interest at variable rates;

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

  •
  higher commodity prices and lack of availability thereof, including, without limitation, fuel and chemicals (primarily at TruGreen and Terminix), which could impact our ability to provide our services and the profitability of our brands;

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

  •
  a continuation or change in general economic, financial and credit conditions in the United States and elsewhere (for example, any adverse developments in the global credit and financial markets due to the recent downgrade of the U.S. long-term sovereign credit rating or the European debt crisis), especially as such may affect home sales, consumer or business liquidity, bank failures, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, changes in discount rates, mortgage foreclosures and subprime credit dislocations;

  •
  adverse economic conditions or other factors that would result in significant impairment charges to our goodwill and/or intangible assets;

  •
  a failure of any insurance company that provides insurance or reinsurance to us or of third party contract partners, including counterparties to our fuel and interest rate swaps;

  •
  changes in our services or products;

  •
  existing and future governmental regulation and the enforcement thereof, including, without limitation, regulation relating to the environment; restricting or banning of telemarketing; door-to-door solicitation; direct mail or other marketing activities; Terminix's termite inspection and protection plan; chemicals used in our businesses; or other legislation, regulation or interpretations impacting our business;

  •
  laws and regulations relating to financial reform and the use of derivative instruments and any new regulations promulgated by the U.S. Consumer Financial Protection Bureau;

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

  •
  risks associated with acquisitions, including, without limitation, acquired liabilities, retaining customers from businesses acquired, difficulties in integrating acquired businesses and achieving expected synergies therefrom;

  •
  risks associated with dispositions, for example, post-closing claims being made against us, post-closing purchase price adjustments (including, without limitation, items related to working capital), disruption to our other businesses during the sale process or thereafter; credit risks associated with any buyer of such disposed businesses and our ability to collect funds due from any such buyer related to seller financings, licensing arrangements or transition services arrangements;

  •
  constraints associated with non-compete agreements or other restrictive covenants entered into by the Company, including, without limitation, in connection with business dispositions or strategic contracts and which may restrict our ability to conduct business in particular market segments or compete in particular geographic regions;

  •
  risks associated with budget deficits at federal, state and local levels resulting from economic conditions, which could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses to generate more tax revenues;

  •
  regulations imposed by several states related to our home service and insurance subsidiaries, including those limiting the amount of funds that can be paid to the Company by its subsidiaries;

  •
  changes in claims trends in our medical plan and our automobile, general liability and workers' compensation program;

  •
  significant disruptions, terminations or substandard performance of our outsourced services, including possible breaches by third party vendors of their agreements with us;

  •
  the cost, timing, structuring or results of our business process outsourcing, including, without limitation, any current or future outsourcing (or insourcing) or restructuring of all or portions of our information technology, call center, certain human resource functions and other corporate functions, and risks associated with such outsourcing (or insourcing) or restructuring or transitioning from outsourcing providers to insourcing;

  •
  successful implementation of upgrades to our information technology systems that are being undertaken, among other reasons, to enhance customer service; protect against theft of customer and corporate sensitive information; compliance with industry standards; and minimize disruptions in the Company's operations; and

  •
  other factors described from time to time in documents that we file with the SEC.

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

        Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

        The Company has entered into various interest rate swap agreements. Under the terms of these agreements, the Company pays a fixed rate of interest on the stated notional amount and the Company receives a floating rate of interest (based on one month or three month LIBOR) on the stated notional amount. Therefore, during the term of the swap agreements, the effective interest rate on the portion of the term loans under the Term Facilities equal to the stated notional amount is fixed at the stated rate in the interest rate swap agreements plus the incremental borrowing margin

(2.50 percent as of December 31, 2011). The changes in interest rate swap agreements in effect for the years ended December 31, 2011, 2010 and 2009, as well as the cumulative interest rate swaps outstanding as of December 31, 2011 and 2010 are as follows:

(In thousands)	Notional Amount	Weighted Average Fixed Rate(1)
Interest rate swap agreements in effect as of December 31, 2008	$1,430,000	3.89%
Entered into effect	—
Expired	—

Interest rate swap agreements in effect as of December 31, 2009	1,430,000	3.89%
Entered into effect	530,000
Expired	(530,000)

Interest rate swap agreements in effect as of December 31, 2010	1,430,000	3.68%
Entered into effect	450,000
Expired	(450,000)

Interest rate swap agreements in effect as of December 31, 2011	$1,430,000	2.84%

(1)
Before the application of the incremental borrowing margin (2.50 percent as of December 31, 2011).

        Interest rate swap agreements in effect as of December 31, 2011 are as follows:

Trade Date	Effective Date		Expiration Date	Notional Amount	Weighted Average Fixed Rate(1)	Floating Rate
February 15, 2008	March 3, 2008		March 3, 2012	$250,000	3.48%	Three month LIBOR
September 15, 2008	October 1, 2008		October 1, 2012	200,000	3.53%	One month LIBOR
April 20, 2009	September 1, 2011	(2)	August 1, 2013	530,000	1.51%	One month LIBOR
June 10, 2010	March, 3, 2011		March 1 ,2013	100,000	1.77%	One month LIBOR
June 10, 2010	September 1, 2011		September 1, 2013	50,000	2.25%	One month LIBOR
June 15, 2010	March 3, 2011		March 1, 2013	150,000	1.66%	One month LIBOR
June 15, 2010	September 1, 2011		September 1, 2013	150,000	2.21%	One month LIBOR

(1)
Before the application of the incremental borrowing margin (2.50 percent as of December 31, 2011).

(2)
In August 2011, the Company amended the terms of a $530.0 million interest rate swap agreement entered into in April 2009. In connection with the amendment, which became effective as of September 1, 2011, the expiration date of the agreement was extended from August 2012 to August 2013 and the fixed rate on the agreement was lowered from 2.55 percent to 1.51 percent.

        In accordance with accounting standards for derivative instruments and hedging activities, these interest rate swap agreements are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statements of Financial Position as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in other comprehensive loss.

        The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to its overall results of operations. A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could adversely impact our results of operations and cash flows. As of December 31, 2011, each one percentage point change in interest rates would result in approximately an $11.0 million change in the annual interest expense on our Term Facilities after considering the impact of the interest rate swaps into which we had entered. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in approximately a $4.4 million change in annual interest expense on our Revolving Credit Facility as of December 31, 2011. We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in approximately a $0.5 million change in annual interest expense with respect to this arrangement as of December 31, 2011. Additionally, we are exposed to increases in interest rates with respect to our floating rate operating leases, and a one percentage point change in interest rates would result in approximately a $0.3 million change in annual rent expense with respect to such operating leases as of December 31, 2011. The Company's exposure to interest rate fluctuations has not changed significantly since December 31, 2010. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate operating leases.

        The following table summarizes information about the Company's debt as of December 31, 2011 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2011.

	Expected Year of Maturity
								Fair Value
As of December 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$15.3	$9.9	$1,439.2	$1,002.4	$2.1	$357.2	$2,826.1	$2,713.0
Average interest rate	7.6%	8.7%	4.8%	10.7%	8.2%	7.3%	7.2%
Variable rate	$36.5	$40.5	$1,047.8	$—	$—	$—	$1,124.8	$1,075.2
Average interest rate	2.5%	2.7%	2.8%	N/A	N/A	N/A	2.8%
Interest Rate Swaps:
Receive variable/pay fixed	$450.0	$980.0
Average pay rate(1)	3.5%	1.7%
Average receive rate(1)	0.5%	0.3%

(1)
Before the application of the incremental borrowing margin (2.5 percent as of December 31, 2011).

        In February 2012, the Company issued $600 million of its 2020 Notes at 8 percent and has used, or will use, the proceeds of such offering, together with available cash, to redeem $600 million of its 10.75 percent 2015 Notes, which is not reflected in the table above. The following table summarizes information about the Company's debt as of December 31, 2011 as if the issuance of the 2020 Notes and the redemption of the 2015 Notes had occurred on December 31, 2011 (after considering the effect of the interest rate swap agreements), including the principal payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2011. For purposes of this pro forma table, the fair value of the 2020 Notes is assumed to be equal to their face value. This pro forma presentation impacts the expected year of maturity for a portion of the Company's fixed rate debt, the average interest rate on fixed rate debt for certain years of maturity and the fair value of fixed rate debt. No other changes have been made from the information presented in the debt and interest rate table above.

	Expected Year of Maturity
								Fair Value
As of December 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$15.3	$9.9	$1,439.2	$402.4	$2.1	$957.2	$2,826.1	$2,692.0
Average interest rate	7.6%	8.7%	4.8%	10.7%	8.2%	7.7%	6.7%
Variable rate	$36.5	$40.5	$1,047.8	$—	$—	$—	$1,124.8	$1,075.2
Average interest rate	2.5%	2.7%	2.8%	N/A	N/A	N/A	2.8%
Interest Rate Swaps:
Receive variable/pay fixed	$450.0	$980.0
Average pay rate(1)	3.5%	1.7%
Average receive rate(1)	0.5%	0.3%

(1)
Before the application of the incremental borrowing margin (2.5 percent as of December 31, 2011).

Fuel Price Risk

        The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 21 million gallons of fuel on an annual basis. A ten percent change in fuel prices would result in a change of approximately $6.5 million in the Company's annual fuel costs as of December 31, 2011 before considering the impact of fuel swap contracts. The Company's exposure to changes in fuel prices has not changed significantly since December 31, 2010.

        The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2011, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $45.5 million, maturing through 2012. The estimated fair value of these contracts as of December 31, 2011 was a net liability of $0.7 million. These fuel swap contracts provide a fixed price for approximately 65 percent of the Company's estimated fuel usage for 2012.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The ServiceMaster Company
Memphis, Tennessee

        We have audited the accompanying consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The ServiceMaster Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 6, 2012

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Revenue	$3,205,872	$3,127,394	$2,977,885
Operating Costs and Expenses:
Cost of services rendered and products sold	1,813,706	1,777,304	1,691,251
Selling and administrative expenses	880,492	895,950	830,747
Amortization expense	91,352	136,000	158,771
Trade name impairment	36,700	—	26,600
Restructuring charges	8,162	11,448	26,682

Total operating costs and expenses	2,830,412	2,820,702	2,734,051

Operating Income	375,460	306,692	243,834
Non-operating Expense (Income)
Interest expense	273,123	286,933	299,333
Interest and net investment income	(10,886)	(9,358)	(7,079)
Loss (gain) on extinguishment of debt	774	—	(46,106)
Other expense	700	733	748

Income (Loss) from Continuing Operations before Income Taxes	111,749	28,384	(3,062)
Provision (benefit) for income taxes	43,912	10,945	(9,204)

Income from Continuing Operations	67,837	17,439	6,142
(Loss) income from discontinued operations, net of income taxes	(27,016)	(31,998)	7,353

Net Income (Loss)	$40,821	$(14,559)	$13,495

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In thousands, except share data)

As of December 31,	2011	2010
Assets:
Current Assets:
Cash and cash equivalents	$328,930	$252,698
Marketable securities	12,026	30,406
Receivables, less allowances of $20,362 and $16,709, respectively	374,200	352,094
Inventories	59,643	54,732
Prepaid expenses and other assets	38,295	40,864
Deferred customer acquisition costs	30,403	34,377
Deferred taxes	90,609	11,558
Assets of discontinued operations	17	51,004

Total Current Assets	934,123	827,733

Property and Equipment:
At cost	541,817	440,049
Less: accumulated depreciation	(235,058)	(173,151)

Net Property and Equipment	306,759	266,898

Other Assets:
Goodwill	3,161,980	3,125,293
Intangible assets, primarily trade names, service marks and trademarks, net	2,543,539	2,653,511
Notes receivable	23,322	22,550
Long-term marketable securities	130,456	110,177
Other assets	8,846	7,164
Debt issuance costs	37,798	52,366
Assets of discontinued operations	—	32,398

Total Assets	$7,146,823	$7,098,090

Liabilities and Shareholder's Equity:
Current Liabilities:
Accounts payable	$81,641	$72,645
Accrued liabilities:
Payroll and related expenses	85,346	85,647
Self-insured claims and related expenses	73,071	81,278
Accrued interest payable	67,011	69,645
Other	70,103	83,114
Deferred revenue	473,242	449,647
Liabilities of discontinued operations	805	16,300
Current portion of long-term debt	51,838	49,412

Total Current Liabilities	903,057	907,688

Long-Term Debt	3,824,032	3,899,075
Other Long-Term Liabilities:
Deferred taxes	1,036,693	934,971
Liabilities of discontinued operations	2,070	4,848
Other long-term obligations, primarily self-insured claims	133,052	163,981

Total Other Long-Term Liabilities	1,171,815	1,103,800

Commitments and Contingencies (See Note 9)
Shareholder's Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,464,293	1,455,881
Retained deficit	(210,162)	(250,983)
Accumulated other comprehensive loss	(6,212)	(17,371)

Total Shareholder's Equity	1,247,919	1,187,527

Total Liabilities and Shareholder's Equity	$7,146,823	$7,098,090

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholder's Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2008	$—	$1,438,432	$(249,919)	$(56,154)	$1,132,359

Net income			13,495		13,495
Other comprehensive income, net of tax:
Net unrealized gain on securities				4,598	4,598
Net unrealized gain on derivative instruments				22,744	22,744
Foreign currency translation				5,038	5,038

Total comprehensive income			13,495	32,380	45,875
Stock-based employee compensation—contribution from Holdings		8,097			8,097

Balance December 31, 2009	$—	$1,446,529	$(236,424)	$(23,774)	$1,186,331

Net loss			(14,559)		(14,559)
Other comprehensive income, net of tax:
Net unrealized gain on securities				1,583	1,583
Net unrealized gain on derivative instruments				2,634	2,634
Foreign currency translation				2,186	2,186

Total comprehensive (loss) income			(14,559)	6,403	(8,156)
Stock-based employee compensation—contribution from Holdings		9,352			9,352

Balance December 31, 2010	$—	$1,455,881	$(250,983)	$(17,371)	$1,187,527

Net income			40,821		40,821
Other comprehensive income, net of tax:
Net unrealized loss on securities				(695)	(695)
Net unrealized gain on derivative instruments				13,314	13,314
Foreign currency translation				(1,460)	(1,460)

Total comprehensive income			40,821	11,159	51,980
Stock-based employee compensation—contribution from Holdings		8,412			8,412

Balance December 31, 2011	$—	$1,464,293	$(210,162)	$(6,212)	$1,247,919

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash and Cash Equivalents at Beginning of Period	$252,698	$255,356	$407,347
Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	40,821	(14,559)	13,495
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss (income) from discontinued operations	27,016	31,998	(7,353)
Depreciation expense	72,084	60,625	56,021
Amortization expense	91,352	136,000	158,771
Amortization of debt issuance costs	14,061	14,503	14,639
Loss (gain) on extinguishment of debt	774	—	(46,106)
Deferred income tax provision (benefit)	35,048	4,455	(19,106)
Stock-based compensation expense	8,412	9,352	8,097
Trade name impairment	36,700	—	26,600
Restructuring charges	8,162	11,448	26,682
Cash payments related to restructuring charges	(7,530)	(10,789)	(23,601)
Change in working capital, net of acquisitions:
Current income taxes	(2,856)	(6,757)	10,245
Receivables	(22,992)	(32,914)	(13,300)
Inventories and other current assets	1,538	(238)	1,375
Accounts payable	2,581	11,899	(17,936)
Deferred revenue	22,134	(1,928)	4,186
Accrued liabilities	(33,642)	2,427	(35,382)
Other, net	1,338	7,022	11,005

Net Cash Provided from Operating Activities from Continuing Operations	295,001	222,544	168,332

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(96,540)	(134,234)	(56,004)
Sale of equipment and other assets	4,605	1,355	1,654
Acquisition of The ServiceMaster Company	(35)	(2,245)	(1,695)
Other business acquisitions, net of cash acquired	(44,365)	(57,941)	(32,647)
Purchase of other intangibles	(1,900)	(2,500)	—
Notes receivable, financial investments and securities, net	3,009	20,427	6,151

Net Cash Used for Investing Activities from Continuing Operations	(135,226)	(175,138)	(82,541)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	4,000	15,000	—
Payments of debt	(105,905)	(61,333)	(252,885)
Debt issuance costs paid	(267)	(30)	(426)

Net Cash Used for Financing Activities from Continuing Operations	(102,172)	(46,363)	(253,311)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(5,888)	6,776	21,426
Cash provided from (used for) investing activities:
Proceeds from sale of businesses	26,134	—	—
Other investing activities	(1,617)	(10,477)	(5,897)

Net Cash Provided from (Used for) Discontinued Operations	18,629	(3,701)	15,529

Cash Increase (Decrease) During the Period	76,232	(2,658)	(151,991)

Cash and Cash Equivalents at End of Period	$328,930	$252,698	$255,356

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Significant Accounting Policies

        The Consolidated Financial Statements include the accounts of ServiceMaster and its majority-owned subsidiary partnerships, limited liability companies and corporations. All consolidated ServiceMaster subsidiaries are wholly owned. Intercompany transactions and balances have been eliminated.

        Summary:    The preparation of the Consolidated Financial Statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation and other disputes; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2011, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

        The Company has franchise agreements in its TruGreen, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of annual consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is earned by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $74.1 million, $70.9 million and $66.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Consolidated operating income from continuing operations was $375.5 million, $306.7 million and $243.8 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of a franchise was immaterial to the Company's Consolidated Financial Statements for all periods.

        Revenues are presented net of sales taxes collected and remitted to government taxing authorities in the accompanying Consolidated Statements of Operations.

        The Company had $473.2 million and $449.6 million of deferred revenue as of December 31, 2011 and 2010, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

        Deferred Customer Acquisition Costs:    Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $30.4 million and $34.4 million as of December 31, 2011 and 2010, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        Interim Reporting:    TruGreen has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance procedures that are performed primarily in the first quarter. These costs are deferred and recognized in proportion to the contract revenue over the production season and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These pre-season costs are deferred and recognized approximately in proportion to revenue over the balance of the year and are not deferred beyond the calendar year-end.

        Advertising:    As discussed in the "Interim Reporting" note above, certain pre-season advertising costs are deferred and recognized approximately in proportion to the revenue over the year. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix and TruGreen, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Advertising expense for the years ended December 31, 2011, 2010 and 2009 was $155.1 million, $152.5 million and $149.8 million, respectively.

        Inventory:    Inventories are recorded at the lower of cost (primarily on a weighted average cost basis) or market. The Company's inventory primarily consists of finished goods to be used on the customers' premises or sold to franchisees.

  Property and Equipment, Intangible Assets and Goodwill:

        Property and equipment consist of the following:

	Balance as of December 31,
			Estimated Useful Lives (Years)
(In millions)	2011	2010
Land	$22.9	$22.9	N/A
Buildings and improvements	76.0	75.8	10 - 40
Technology and communications	207.0	152.4	3 - 7
Machinery, production equipment and vehicles	216.7	170.2	3 - 9
Office equipment, furniture and fixtures	19.2	18.7	5 - 7

	541.8	440.0
Less accumulated depreciation	(235.0)	(173.1)

Net property and equipment	$306.8	$266.9

        Depreciation of property and equipment, including depreciation of assets held under capital leases, was $72.1 million, $60.6 million and $56.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Intangible assets consisted primarily of goodwill in the amount of $3.162 billion and $3.125 billion, indefinite-lived trade names in the amount of $2.334 billion and $2.370 billion, and

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

other intangible assets in the amount of $210.0 million and $283.3 million as of December 31, 2011 and 2010, respectively.

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

        As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company adopted the provisions of ASU 2011-8, "Testing Goodwill for Impairment," in the fourth quarter of 2011. This ASU gives entities the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. For the 2011 annual goodwill impairment review performed as of October 1, 2011, the Company performed qualitative assessments on the Terminix, American Home Shield and ServiceMaster Clean reporting units. Based on these assessments, the Company determined that, more likely than not, the fair values of Terminix, American Home Shield and ServiceMaster Clean were greater than their respective carrying amounts. As a result, the two-step goodwill impairment test was not performed for Terminix, American Home Shield and ServiceMaster Clean in 2011.

        As permitted under accounting standards for goodwill and other intangibles prior to the adoption of ASU 2011-08, the Company carried forward a reporting unit's valuation from the most recent valuation under the following conditions: the assets and liabilities of the reporting unit have not changed significantly since the most recent fair value calculation, the most recent fair value calculation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin and, based on the facts and circumstances of events that have occurred since the last fair value determination, the likelihood that a current fair value calculation would result in an impairment would be remote. For the 2010 annual goodwill impairment review performed as of October 1, 2010, the Company carried forward the valuations of the Terminix and ServiceMaster Clean reporting units completed as of October 1, 2009. The Company did not carry forward the valuations for any trade names for the 2011 or 2010 annual trade name impairment reviews. For the 2009 annual goodwill and trade name impairment reviews performed as of October 1, 2009, the Company did not carry forward the valuations of any reporting units or trade names.

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

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company's 2011, 2010 and 2009 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments. The Company's annual trade name impairment analyses, which were performed as of October 1 of each year, resulted in pre-tax non-cash impairments of $36.7 million and $26.6 million in 2011 and 2009, respectively. The Company's 2010 trade name impairment

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

analysis did not result in any impairment. The impairment charges by business segment for the years ended December 31, 2011, 2010 and 2009, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2011 and 2010 are as follows:

(In thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters(1)	Total
Balance at Dec. 31, 2008	$783,600	$875,100	$140,400	$152,600	$445,100	$2,396,800
2009 Impairment	(21,400)	—	—	—	(5,200)	(26,600)

Balance at Dec. 31, 2009 and 2010	762,200	875,100	140,400	152,600	439,900	2,370,200
2011 Impairment	(36,700)	—	—	—	—	(36,700)

Balance at Dec. 31, 2011	$725,500	$875,100	$140,400	$152,600	$439,900	$2,333,500

(1)
The Other Operations and Headquarters segment includes Merry Maids.

        The impairment charge in 2011 was primarily attributable to the use of higher discount rates in the DCF valuation analyses as compared to the discount rates used in the 2010 impairment analyses. Although the projected future growth in cash flows in 2011 were slightly higher than in the 2010 valuation, the increase in the discount rates more than offset the improved cash flows. The increase in the discount rates is primarily attributable to changes in market conditions which indicated a lower risk tolerance in 2011 as compared to 2010. This lower risk tolerance is exhibited through the marketplace's desire for higher returns in order to accept market risk. The aggregate impairment charge in 2009 was primarily attributable to the use of lower projected future cash flows related to the hypothetical royalty rates utilized in the DCF valuation analyses as compared to the projected future cash flows used in the 2008 impairment analysis. Although the Company projected future growth in cash flows, such growth was lower than that estimated at the time the trade names were tested for impairment in 2008. The terminal growth rates used in the analyses for the October 1, 2011, 2010 and 2009 impairment tests were the same and in line with historical U.S. gross domestic product growth rates. Had the Company used a discount rate in assessing the impairment of its trade names that was one percent higher across all business segments (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $114.8 million in 2011.

        As a result of the trade name impairment taken in 2011, the carrying value of the TruGreen trade name was adjusted to its estimated fair value as of October 1, 2011. Further, the October 1, 2011 estimated fair value of the trade name at the ServiceMaster Clean business segment was not significantly in excess of its carrying value. Consequently, any further decline in the estimated fair values of these trade names will result in additional trade name impairments. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2012 (i.e., during an interim period) if the Company's results of operations or other factors require such assets to be tested for impairment at an interim date.

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

        Stock-Based Compensation:    The Company accounts for stock-based compensation under accounting standards for share based payments, which require that stock options, restricted stock units and share grants be measured at fair value and this value is recognized as compensation expense over the vesting period.

  Newly Issued Accounting Statements and Positions:

        In September 2009, the Financial Accounting Standards Board ("FASB") issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends the multiple-element arrangement guidance under ASC 605, "Revenue Recognition." This standard amends the criteria for separating consideration received for products or services in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that total arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The Company adopted the required provisions of this standard during the first quarter of 2011. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands existing disclosure requirements for fair value measurements and makes other amendments, many of which eliminate unnecessary wording differences between U.S. GAAP and IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012). The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income," to effectively defer the changes from ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (calendar year 2012) and must be applied retrospectively to all periods upon adoption. The Company anticipates that the adoption of this standard will change the presentation of its consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment," which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. Otherwise, further testing would be needed. This ASU is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012). Early adoption is permitted. The Company adopted the provisions of this standard during the fourth quarter of 2011. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Note 2. Acquisition of ServiceMaster

        On the Closing Date, ServiceMaster was acquired pursuant to the Merger, and, immediately following the completion of the Merger, all of the outstanding common stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, the Equity Sponsors.

Notes to the Consolidated Financial Statements (Continued)

Note 2. Acquisition of ServiceMaster (Continued)

        Equity contributions totaling $1.431 billion, together with (i) borrowings under a then new $1.150 billion senior unsecured interim loan facility, (the "Interim Loan Facility"), (ii) borrowings under a then new $2.650 billion senior secured term loan facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under, the Revolving Credit Facility.

        In connection with the Merger and the related transactions (the "Transactions"), ServiceMaster retired certain of its existing indebtedness, including ServiceMaster's $179.0 million, 7.875 percent notes due August 15, 2009 (the "2009 Notes"). On the Closing Date, the 2009 Notes were called for redemption and they were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster's $49.2 million, 6.95 percent notes due August 15, 2007 (the "2007 Notes").

        The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one-to-one basis into the 2015 Notes. The 2015 Notes were issued pursuant to a refinancing indenture. In connection with the issuance of the 2015 Notes, ServiceMaster entered into the Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the 2015 Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the 2015 Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated on November 19, 2009. See Note 12 for a description of the Company's indebtedness.

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

        Segment information for continuing operations is presented below:

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Operating Revenue:
TruGreen	$1,100,741	$1,096,667	$1,048,936
Terminix	1,193,075	1,157,346	1,089,072
American Home Shield	686,737	656,572	630,251
ServiceMaster Clean	138,691	132,132	125,614
Other Operations and Headquarters	86,628	84,677	84,012

Total Operating Revenue	$3,205,872	$3,127,394	$2,977,885

Operating Income (Loss):(1)(2)(3)
TruGreen	$129,324	$112,312	$64,897
Terminix	220,622	199,750	184,131
American Home Shield	94,869	68,380	70,253
ServiceMaster Clean	57,674	55,450	50,456
Other Operations and Headquarters	(127,029)	(129,200)	(125,903)

Total Operating Income	$375,460	$306,692	$243,834

Identifiable Assets:
TruGreen	$2,087,055	$2,103,341	$2,108,908
Terminix	2,601,869	2,615,388	2,584,937
American Home Shield	954,599	956,089	977,217
ServiceMaster Clean	370,526	385,287	388,847
Other Operations and Headquarters	1,132,757	954,583	950,593

Total Identifiable Assets(4)	$7,146,806	$7,014,688	$7,010,502

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Depreciation & Amortization Expense:
TruGreen	$41,929	$66,069	$87,726
Terminix	75,347	67,761	63,277
American Home Shield	27,331	42,259	41,728
ServiceMaster Clean	6,150	7,106	8,243
Other Operations and Headquarters	12,679	13,430	13,818

Total Depreciation & Amortization Expense(5)	$163,436	$196,625	$214,792

Capital Expenditures:
TruGreen	$44,714	$49,014	$28,792
Terminix	23,457	32,380	17,728
American Home Shield	17,529	8,031	1,820
ServiceMaster Clean	935	435	232
Other Operations and Headquarters	9,905	44,374	7,432

Total Capital Expenditures	$96,540	$134,234	$56,004

(1)
Presented below is a reconciliation of segment operating income to income (loss) from continuing operations before income taxes:

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Total Segment Operating Income	$375,460	$306,692	$243,834
Non-operating Expense (Income):
Interest expense	273,123	286,933	299,333
Interest and net investment income	(10,886)	(9,358)	(7,079)
Loss (gain) on extinguishment of debt	774	—	(46,106)
Other expense	700	733	748

Income (Loss) from Continuing Operations before Income Taxes	$111,749	$28,384	$(3,062)

(2)
As described in Note 1, includes pre-tax non-cash impairment charges of $36.7 million and $26.6 million recorded in the years ended December 31, 2011 and 2009, respectively, to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. There were no similar impairment charges included in continuing operations in 2010. See Note 1 for a summary of the trade name impairment charges by segment.

(3)
Includes restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix, information technology outsourcing and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters, Merger related charges and other

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

  restructuring costs. Presented below is a summary of restructuring charges (credits) by segment:

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Restructuring charges (credits):
TruGreen	$1,115	$6,922	$8,717
Terminix	3,560	3,491	3,390
American Home Shield	—	(127)	147
ServiceMaster Clean	36	71	—
Other Operations and Headquarters	3,451	1,091	14,428

Total restructuring charges	$8,162	$11,448	$26,682

(4)
Assets of discontinued operations are not included in the business segment table.

(5)
There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to the consolidated totals. Amortization of debt issue costs is not included in the business segment table.

        The Other Operations and Headquarters segment includes the operations of Merry Maids, as well as the Company's headquarters function. The Merry Maids operations reported revenue of $81.0 million, $78.6 million and $78.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Merry Maids operations reported operating income of $18.0 million, $16.9 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        See Note 4 for information relating to segment goodwill.

Note 4. Goodwill and Intangible Assets

        In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As described in Note 1, the 2011 and 2009 results include pre-tax non-cash impairment charges of $36.7 million and $26.6 million, respectively, to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. There were no similar impairment charges included in continuing operations in 2010.

        During the years ended December 31, 2011 and 2010, the increase in goodwill and other intangible assets related primarily to tuck-in acquisitions completed throughout the period by Terminix, TruGreen and Merry Maids.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

        The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance at Dec. 31, 2009	$1,178,436	$1,361,698	$348,010	$135,713	$51,996	$3,075,853
Acquisitions	12,655	36,287	—	—	1,214	50,156
Other(1)	(20)	(571)	(227)	181	(79)	(716)

Balance at Dec. 31, 2010	1,191,071	1,397,414	347,783	135,894	53,131	3,125,293
Acquisitions	11,682	27,789	—	—	—	39,471
Other(1)	(831)	(685)	(210)	(217)	(841)	(2,784)

Balance at Dec. 31, 2011	$1,201,922	$1,424,518	$347,573	$135,677	$52,290	$3,161,980

(1)
Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes. For 2011, the amount shown in the Other Operations & Headquarters column also reflects $0.8 million related to the sale of certain Merry Maids company-owned branches to existing and new franchisees.

        There were no accumulated impairment losses as of December 31, 2011.

        The table below summarizes the other intangible asset balances for continuing operations:

	December 31, 2011			December 31, 2010
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,333,500	$—	$2,333,500	$2,370,200	$—	$2,370,200
Customer relationships	683,324	(539,638)	143,686	668,649	(464,056)	204,593
Franchise agreements	88,000	(42,406)	45,594	88,000	(35,272)	52,728
Other	58,471	(37,712)	20,759	55,024	(29,034)	25,990

Total	$3,163,295	$(619,756)	$2,543,539	$3,181,873	$(528,362)	$2,653,511

(1)
Not subject to amortization.

        Amortization expense of $91.4 million, $136.0 million and $158.8 million was recorded in the years ended December 31, 2011, 2010 and 2009, respectively. For the existing intangible assets, the Company anticipates amortization expense of $63.5 million, $50.1 million, $43.0 million, $23.4 million and $5.0 million in 2012, 2013, 2014, 2015 and 2016, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes

        As of December 31, 2011, 2010 and 2009, the Company had $9.0 million, $13.7 million and $15.4 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes ("unrecognized tax benefits"). At December 31, 2011 and 2010, $9.0 million and $13.7 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended Dec. 31,
(In millions)	2011	2010	2009
Gross unrecognized tax benefits at beginning of period	$13.7	$15.4	$14.2
Increases in tax positions for prior years	1.1	0.3	3.3
Decreases in tax positions for prior years	(2.1)	(1.9)	(3.3)
Increases in tax positions for current year	1.1	1.0	2.6
Lapse in statute of limitations	(4.8)	(1.1)	(1.4)

Gross unrecognized tax benefits at end of period	$9.0	$13.7	$15.4

        Up to $1.6 million of the Company's unrecognized tax benefits could be recognized within the next 12 months. As of December 31, 2010, the Company believed that it was reasonably possible that a decrease of up to $8.0 million in unrecognized tax benefits would have occurred during the year ended December 31, 2011. During the year ended December 31, 2011 unrecognized tax benefits actually decreased by $6.9 million as a result of the closing of certain federal and state audits and the expiration of statutes of limitation.

        The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the United States Internal Revenue Service ("IRS") through its year ended December 31, 2009, and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2001.

        In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, the Company participates in the IRS's Compliance Assurance Process whereby its U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed by the Company through the year ended December 31, 2009 have been audited by the IRS. In the third quarter of 2010, the IRS completed the audits of the Company's tax returns for the year ended December 31, 2009 with no adjustments or additional payments. The Company's tax returns for the year ended December 31, 2010 are under audit, which is expected to be completed during the second quarter of 2012. The IRS commenced examinations of the Company's U.S. federal income tax returns for 2011 in the first quarter of 2011. The examination is anticipated to be completed by the second quarter of 2013. Eight state tax authorities are in the process of auditing state income tax returns of various subsidiaries.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

        The Company's policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the years ended December 31, 2011 and 2010, the Company reversed interest expense of $1.7 million and $0.6 million, respectively, through the tax provision. During the year ended December 31, 2009, the Company recognized interest expense of $0.6 million through the tax provision. During the year ended December 31, 2011, the Company reversed penalties of $0.3 million through the tax provision. No tax penalties were recorded through the provision during the years ended December 31, 2010 or 2009. As of December 31, 2011 and 2010, the Company had accrued for the payment of interest and penalties of $1.4 million and $3.5 million, respectively.

        The components of our income from continuing operations before income taxes are as follows:

	Year Ended Dec. 31,
	2011	2010	2009
U.S.	108,603	22,877	(10,579)
Foreign	3,146	5,507	7,517

Total	111,749	28,384	(3,062)

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's effective income tax rate for continuing operations is as follows:

	Year Ended Dec. 31,
	2011	2010	2009
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	1.8	0.4	187.3
Tax credits	(2.3)	(9.2)	56.1
Permanent items	1.5	9.2	16.4
Unremitted foreign earnings	—	4.5	41.4
Other, including foreign rate differences and reserves	3.3	(1.3)	(35.6)

Effective rate	39.3%	38.6%	300.6%

        In the effective tax rate reconciliation above, the state rate benefit for the year ended December 31, 2009 is primarily the result of a change in the state tax rates used to measure deferred taxes.

        The effective tax rate for discontinued operations for the years ended December 31, 2011, 2010 and 2009, was a tax benefit of 42.3 percent, 35.9 percent and 35.9 percent, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

        Income tax expense from continuing operations is as follows:

	2011
(In thousands)	Current	Deferred	Total
U.S. federal	$2,103	$39,946	$42,049
Foreign	3,284	(3,984)	(700)
State and local	3,477	(914)	2,563

	$8,864	$35,048	$43,912

	2010
	Current	Deferred	Total
U.S. federal	$574	$8,446	$9,020
Foreign	1,847	259	2,106
State and local	4,069	(4,250)	(181)

	$6,490	$4,455	$10,945

	2009
	Current	Deferred	Total
U.S. federal	$(6,708)	3,589	$(3,119)
Foreign	2,356	629	2,985
State and local	14,254	(23,324)	(9,070)

	$9,902	$(19,106)	$(9,204)

        Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company's accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2011 was $6.3 million. The net change in the total valuation allowance for the year ended December 31, 2011 was a decrease of $9.2 million and was primarily attributable to the reduction of net operating loss carryforwards and other tax attributes related to the dissolution of certain subsidiaries.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

        Significant components of the Company's deferred tax balances are as follows:

	December 31,
(In thousands)	2011	2010
Deferred tax assets (liabilities):
Current:
Prepaid expenses	$(14,240)	$(21,182)
Receivables allowances	13,343	12,446
Accrued insurance expenses	8,231	5,245
Current reserves	5,398	5,986
Accrued expenses and other	27,337	9,091
Net operating loss and tax credit carryforwards	50,540	—
Less valuation allowance	—	(28)

Total current asset	90,609	11,558

Long-Term:
Intangible assets(1)	(1,061,604)	(1,043,910)
Accrued insurance expenses	4,640	5,770
Net operating loss and tax credit carryforwards	102,558	141,706
Other long-term obligations	(76,011)	(23,128)
Less valuation allowance	(6,276)	(15,409)

Total long-term liability	(1,036,693)	(934,971)

Net deferred tax liability	$(946,084)	$(923,413)

(1)
The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The majority of this liability will not actually be paid unless certain business units of the Company are sold.

        As of December 31, 2011, the Company had deferred tax assets, net of valuation allowances, of $137.7 million for federal and state net operating loss and capital loss carryforwards which expire at various dates up to 2031. The Company also had deferred tax assets, net of valuation allowances, of $9.1 million for federal and state credit carryforwards which expire at various dates up to 2031.

        The Company has historically determined that the undistributed earnings of foreign subsidiaries will be repatriated to the U.S. There was no net deferred tax liability recorded as of December 31, 2010, related to such undistributed earnings due to the existence of available foreign tax credits. For the year ended December 31, 2011, the Company reorganized certain foreign subsidiaries in conjunction with its international growth initiatives and evaluated its liquidity requirements in the U.S. and the capital requirements of its foreign subsidiaries. Based on these factors, the Company has determined that undistributed earnings of foreign subsidiaries will no longer be repatriated. Accordingly, the Company has not recorded deferred taxes for U.S. income or foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such undistributed earnings totaled $22.0 million as of December 31, 2011 and any tax liability is

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

expected to be offset by available foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable due to the complexities of the hypothetical calculation.

Note 6. Acquisitions

        Acquisitions have been accounted for using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the Company's Consolidated Financial Statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

Current Year

        During the year ended December 31, 2011, the Company completed several lawn care and pest control and termite acquisitions for a total net purchase price of $57.1 million. Related to these acquisitions, the Company recorded goodwill of $39.5 million and other intangibles of $16.2 million.

Prior Years

        During the year ended December 31, 2010 and 2009, the Company completed several lawn care and pest control and termite acquisitions, along with several Merry Maids' franchise acquisitions, for a total net purchase price of $70.9 million and $35.7 million, respectively. Related to these acquisitions, the Company recorded goodwill of $50.2 million and $28.8 million and other intangibles of $17.6 million and $9.1 million in 2010 and 2009, respectively.

Cash Flow Information for Acquisitions

        Supplemental cash flow information regarding the Company's acquisitions, excluding the Merger, is as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Purchase price (including liabilities assumed)	$58,844	$73,142	$37,722
Less liabilities assumed	(1,700)	(2,243)	(2,070)

Net purchase price	$57,144	$70,899	$35,652

Net cash paid for acquisitions	$44,365	$57,941	$32,647
Seller financed debt	12,779	12,958	3,005

Payment for acquisitions	$57,144	$70,899	$35,652

Note 7. Discontinued Operations

        In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss

Notes to the Consolidated Financial Statements (Continued)

Note 7. Discontinued Operations (Continued)

from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale ($1.9 million, net of tax) was recorded. The loss on the disposition of the TruGreen LandCare business continues to be subject to certain post-closing adjustments and disputes, and such adjustments could be significant to the sale price.

        The carrying amounts of the major classes of assets and liabilities for TruGreen LandCare are presented below.

As of December 31,	2011	2010
Assets:
Receivables, net	$—	$27,732
Inventories and other current assets	—	23,245

Total Current Assets	—	50,977

Net property and equipment	—	22,498
Goodwill and intangible assets, net	—	9,899

Total Assets	$—	$83,374

Liabilities:
Current liabilities	$268	$15,496
Long-term liabilities	—	1,952

Total Liabilities	$268	$17,448

        In 2010 and 2009 the Company recorded pre-tax non-cash impairment charges of $46.9 million ($28.7 million, net of tax) and $1.4 million ($0.9 million, net of tax), respectively, associated with the goodwill and trade name at its TruGreen LandCare business in (loss) income from discontinued operations, net of income taxes.

Notes to the Consolidated Financial Statements (Continued)

Note 7. Discontinued Operations (Continued)

Financial Information for Discontinued Operations

        (Loss) income from discontinued operations, net of income taxes, for all periods presented includes the operating results of TruGreen LandCare and the other previously sold businesses. The operating results of discontinued operations are as follows:

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Operating Results:
Operating revenue	$75,765	$238,508	$262,258
Operating (loss) income(1)	(40,620)	(49,971)	11,468
(Benefit) provision for income taxes(1)	(15,461)	(17,973)	4,115

Operating (loss) income, net of income taxes(1)	(25,159)	(31,998)	7,353
Loss on sale, net of income taxes	(1,857)	—	—

(Loss) income from discontinued operations, net of income taxes(1)	$(27,016)	$(31,998)	$7,353

(1)
During 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Also includes goodwill and trade name impairments of $46.9 million ($28.7 million, net of tax) and $1.4 million ($0.9 million, net of tax) in 2010 and 2009, respectively.

        The table below summarizes the activity during the year ended December 31, 2011 for the remaining liabilities from operations that were discontinued in years prior to 2011. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	Balance at Dec. 31, 2010	Cash Payments or Other	Expense/ (Income)	Balance at Dec. 31, 2011
Remaining liabilities of discontinued operations:
ARS/AMS	$219	$35	$(26)	$228
LandCare Construction	656	(612)	(44)	—
LandCare utility line clearing business	771	(771)	—	—
Certified Systems, Inc. and other	1,905	(50)	245	2,100
InStar	149	31	99	279

Total liabilities of discontinued operations	$3,700	$(1,367)	$274	$2,607

Notes to the Consolidated Financial Statements (Continued)

Note 8. Restructuring Charges

        The Company incurred restructuring charges of $8.2 million ($5.0 million, net of tax), $11.4 million ($7.0 million, net of tax) and $26.7 million ($16.4 million, net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively. Restructuring charges were comprised of the following:

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
TruGreen reorganization and restructuring(1)	$1,115	$6,922	$8,717
Information technology outsourcing(2)	—	—	9,861
Terminix branch optimization(3)	3,560	2,352	3,219
Centers of excellence initiative(4)	3,416	—	—
Merger related charges(5)	—	1,208	2,321
Other(6)	71	966	2,564

Total restructuring charges	$8,162	$11,448	$26,682

(1)
Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the year ended December 31, 2011 these charges included severance and lease termination costs of $0.8 million and $0.3 million, respectively. For the years ended December 31, 2010 and 2009, these charges included consulting fees of $4.7 million and $6.3 million, respectively and severance, lease termination and other costs of $2.2 million and $2.4 million, respectively.

(2)
On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM provides information technology operations and applications development services to the Company. These services were phased in during the first half of 2009. For the year ended December 31, 2009, these charges included transition fees paid to IBM of $7.6 million, employee retention and severance costs of $1.3 million and consulting and other costs of $1.0 million.

(3)
Represents restructuring charges related to a branch optimization project. For the year ended December 31, 2011, these charges included severance and lease termination costs of $0.1 million and $3.5 million, respectively. For the year ended December 31, 2010, these charges were comprised of lease termination costs. For the year ended December 31, 2009, these charges included lease termination costs of $2.9 million and severance costs of $0.3 million.

(4)
Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in our centers of excellence. For the year ended December 31, 2011, these charges included consulting and severance costs of $1.5 million and $1.9 million, respectively.

(5)
Included severance, retention, legal fees and other costs associated with the Merger.

(6)
For the year ended December 31, 2011, these charges included reserve adjustments. For the year ended December 31, 2010, these charges included reserve adjustments of $0.6 million and severance and retention of $0.4 million. For the year ended December 31, 2009 these charges related to previous restructuring initiatives and

Notes to the Consolidated Financial Statements (Continued)

Note 8. Restructuring Charges (Continued)

  included adjustments to lease termination reserves of $0.3 million, employee retention and severance costs of $0.6 million and consulting and other costs of $1.7 million.

          The pretax charges discussed above are reported in the "Restructuring charges" line in the Consolidated Statements of Operations.

          A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued Liabilities—Other on the Consolidated Statements of Financial Position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2009	$7,437
Costs incurred	11,448
Costs paid or otherwise settled	(15,343)

Balance as of December 31, 2010	3,542
Costs incurred	8,162
Costs paid or otherwise settled	(7,814)

Balance as of December 31, 2011	$3,890

  Note 9. Commitments and Contingencies

          The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

          Rental expense for the years ended December 31, 2011, 2010 and 2009 was $76.7 million, $104.7 million and $106.9 million, respectively. Based on leases in place as of December 31, 2011, future long-term non-cancelable operating lease payments will be approximately $42.6 million in 2012, $33.0 million in 2013, $23.0 million in 2014, $14.5 million in 2015, $9.9 million in 2016 and $20.8 million in 2017 and thereafter.

          A portion of the Company's vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company's option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. As of December 31, 2011, the Company's residual value guarantees related to the leased assets totaled $32.2 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.7 million in the Consolidated Statements of Financial Position.

          Certain of the Company's assets, including a call center facility and equipment, are leased under capital leases with $12.2 million in remaining lease obligations as of December 31, 2011. Based on leases in place as of December 31, 2011, future lease payments under capital leases will

Notes to the Consolidated Financial Statements (Continued)

Note 9. Commitments and Contingencies (Continued)

  be approximately $4.1 million in 2012, $2.6 million in 2013, $2.8 million in 2014, $2.0 million in 2015, $0.6 million in 2016 and $0.1 million in 2017 and thereafter.

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

          A reconciliation of the beginning and ending accrued self-insured claims, which are included in Accrued liabilities—Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the Consolidated Statements of Financial Position, is presented as follows:

(In thousands)	Accrued Self-insured Claims
Balance as of December 31, 2009	$130,932
Provision for self-insured claims(1)	31,378
Cash payments	(40,618)

Balance as of December 31, 2010	$121,692
Provision for self-insured claims(1)	26,052
Cash payments	(39,662)

Balance as of December 31, 2011	$108,082

(1)
For the years ending December 31, 2011, 2010 and 2009, provisions for uninsured claims of $1.8 million, $5.7 million and $6.7 million, respectively, are included in (loss) income from discontinued operations, net of income taxes in the Consolidated Statements of Operations.

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

        The Company has guarantees on certain bonds issued on behalf of divested companies associated with TruGreen LandCare, primarily performance type bonds. The maximum payments the Company could be required to make if the buyer of the divested companies is unable to fulfill their obligations is approximately $11.9 million as of December 31, 2011. The TruGreen LandCare purchase agreement requires that the buyer replace the bonds at the bond's expiration date. Substantially all of the bonds are scheduled to expire prior to 2015, but may be extended depending on the completion of the related projects. The fair value of the Company's obligations related to these guarantees is not significant and no liability has been recorded.

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

Note 10. Related Party Transactions

        In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provided the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees in each of the years ended December 31, 2011, 2010 and 2009 of $6.25 million, which is included in Selling and administrative expenses in the Consolidated Statements of Operations. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R's election.

        In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. The Company paid annual management fees of $0.5 million, $0.5 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded consulting

Notes to the Consolidated Financial Statements (Continued)

Note 10. Related Party Transactions (Continued)

fees related to these agreements in each of the years ended December 31, 2011, 2010 and 2009 of $1.25 million, which is included in Selling and administrative expenses in the Consolidated Statements of Operations. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings. Effective January 1, 2012, the annual management fee payable to BAS was reduced to $0.25 million.

        In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the 2015 Notes for a cost of $21.4 million. On December 21, 2011, the Company purchased from Holdings and retired $65.0 million in face value of the 2015 Notes for an aggregate purchase price of $68.0 million, which included payment of accrued interest of $3.0 million. During the years ended December 31, 2011, 2010 and 2009, the Company recorded interest expense of $6.8 million, $7.0 million and $6.9 million, respectively, related to 2015 Notes held by Holdings. During the years ended December 31, 2011, 2010 and 2009, the Company paid interest to Holdings in the amount of $10.0 million, $7.0 million and $6.5 million, respectively. Interest accrued by the Company and payable to Holdings as of December 31, 2010 amounted to $3.2 million. As a result of the purchase of the 2015 Notes from Holdings, the Company did not have interest payable to Holdings as of December 31, 2011.

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

        Discretionary contributions to qualified profit sharing and non-qualified deferred compensation plans were made in the amount of $15.7 million, $13.9 million and $12.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt

        Long-term debt as of December 31, 2011 and December 31, 2010 is summarized in the following table:

(In thousands)	2011	2010
Senior secured term loan facility maturing in 2014	$2,530,750	$2,557,250
10.75% senior notes maturing in 2015	996,000	1,061,000
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(1)	67,474	65,549
7.45% notes maturing in 2027(1)	153,225	150,555
7.25% notes maturing in 2038(1)	61,441	60,633
Other	66,980	53,500
Less current portion	(51,838)	(49,412)

Total long-term debt	$3,824,032	$3,899,075

(1)
The increase in the balance from 2010 to 2011 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

Term Facilities

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster became obligated under the Term Facilities. The Term Facilities consist of (i) the senior secured term loan facility ("Term Loan Facility") providing for term loans in an aggregate principal amount of $2.65 billion and (ii) a pre-funded synthetic letter of credit facility in an aggregate principal amount of $150.0 million. As of December 31, 2011, the Company had issued $130.3 million of letters of credit, resulting in unused commitments under the synthetic letter of credit facility of $19.7 million.

        The Term Loan Facility and the guarantees thereof are secured by substantially all of the tangible and intangible assets of ServiceMaster and certain of our domestic subsidiaries, excluding certain subsidiaries subject to regulatory requirements in various states, ("Guarantors"), including pledges of all the capital stock of all direct domestic subsidiaries (other than foreign subsidiary holding companies, which are deemed to be foreign subsidiaries) owned by ServiceMaster or any Guarantor and of up to 65% of the capital stock of each direct foreign subsidiary owned by ServiceMaster or any Guarantor. The Term Loan Facility security interests are subject to certain exceptions, including, but not limited to, exceptions for (i) equity interests, (ii) indebtedness or other obligations of subsidiaries, (iii) real estate or (iv) any other assets, if the granting of a security interest therein would require that any notes issued under ServiceMaster's indenture dated as of

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

August 15, 1997 be secured. The Term Loan Facility is secured on a pari passu basis with the security interests created in the same collateral securing the Revolving Credit Facility.

        The Term Facilities will mature on July 24, 2014. The interest rates applicable to the loans under the Term Facilities are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (2.50 percent as of December 31, 2011) or (ii) an alternate base rate, plus a borrowing margin (2.50 percent as of December 31, 2011). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Term Facilities agreement) for the previous fiscal quarter.

        The Company has entered into various interest rate swap agreements. Under the terms of these agreements, the Company pays a fixed rate of interest on the stated notional amount and the Company receives a floating rate of interest (based on one month or three month LIBOR) on the stated notional amount. Therefore, during the term of the swap agreements, the effective interest rate on the portion of the term loans equal to the stated notional amount is fixed at the stated rate in the interest rate swap agreements plus the incremental borrowing margin (2.50 percent as of December 31, 2011). The changes in interest rate swap agreements in effect for the years ended December 31, 2011, 2010 and 2009, as well as the cumulative interest rate swaps outstanding as of December 31, 2011 and 2010 are as follows:

(In thousands)	Notional Amount	Weighted Average Fixed Rate(1)
Interest rate swap agreements in effect as of December 31, 2008	$1,430,000	3.89%
Entered into effect	—
Expired	—

Interest rate swap agreements in effect as of December 31, 2009	1,430,000	3.89%
Entered into effect	530,000
Expired	(530,000)

Interest rate swap agreements in effect as of December 31, 2010	1,430,000	3.68%
Entered into effect	450,000
Expired	(450,000)

Interest rate swap agreements in effect as of December 31, 2011	$1,430,000	2.84%

(1)
Before the application of the incremental borrowing margin (2.50 percent as of December 31, 2011).

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

        Interest rate swap agreements in effect as of December 31, 2011 are as follows:

Trade Date	Effective Date		Expiration Date	Notional Amount	Weighted Average Fixed Rate(1)	Floating Rate
February 15, 2008	March 3, 2008		March 3, 2012	$250,000	3.48%	Three month LIBOR
September 15, 2008	October 1, 2008		October 1, 2012	200,000	3.53%	One month LIBOR
April 20, 2009	September 1, 2011	(2)	August 1, 2013	530,000	1.51%	One month LIBOR
June 10, 2010	March, 3, 2011		March 1 ,2013	100,000	1.77%	One month LIBOR
June 10, 2010	September 1, 2011		September 1, 2013	50,000	2.25%	One month LIBOR
June 15, 2010	March 3, 2011		March 1, 2013	150,000	1.66%	One month LIBOR
June 15, 2010	September 1, 2011		September 1, 2013	150,000	2.21%	One month LIBOR

(1)
Before the application of the incremental borrowing margin (2.50 percent as of December 31, 2011).

(2)
In August 2011, the Company amended the terms of a $530.0 million interest rate swap agreement entered into in April 2009. In connection with the amendment, which became effective as of September 1, 2011, the expiration date of the agreement was extended from August 2012 to August 2013 and the fixed rate on the agreement was lowered from 2.55 percent to 1.51 percent.

        In accordance with accounting standards for derivative instruments and hedging activities, and as further described in Note 19, these interest rate swap agreements are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statements of Financial Position as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in accumulated other comprehensive loss.

10.75% Senior Notes and 8% Senior Notes

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster became obligated under the Interim Loan Facility. The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 2015 Notes. The 2015 Notes were issued pursuant to a refinancing indenture. In connection with the issuance of 2015 Notes, ServiceMaster entered into the Registration Rights Agreement, pursuant to which ServiceMaster filed with the SEC a registration statement with respect to the resale of the 2015 Notes, which was declared effective on January 16, 2009. ServiceMaster deregistered the 2015 Notes in accordance with the terms of the Registration Rights Agreement, and the effectiveness of the registration statement was terminated on November 19, 2009.

        During the first quarter of 2009, the Company completed open market purchases of $89.0 million in face value of the 2015 Notes for a cost of $41.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a gain on extinguishment of debt of $46.1 million in its Consolidated Statements of Operations for the year ended December 31, 2009 related to these retirements.

        During the fourth quarter of 2011, the Company purchased $65.0 million in face value of the 2015 Notes from Holdings for a cost of $68.0 million, which included payment of accrued interest of $3.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a loss on extinguishment of debt of

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

$0.8 million in its Consolidated Statements of Operations for the year ended December 31, 2011 for write-offs of unamortized debt issuance costs related to the extinguished debt.

        In February 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $600 million aggregate principal amount of the 2020 Notes. The 2020 Notes will mature on February 15, 2020 and bear interest at a rate of 8 percent per annum. The 2020 Notes are guaranteed on a senior unsecured basis by certain domestic subsidiaries of the Company. The Company used $400 million of the proceeds of the sale of the 2020 Notes, together with available cash, to redeem $400 million in aggregate principal amount of its outstanding 2015 Notes in February 2012 and intends to use the remainder of such proceeds, together with available cash, to redeem an additional $200 million aggregate principal amount of the 2015 Notes in March 2012.

        After giving effect to the 2009 open market purchases and retirement of 2015 Notes by the Company, the 2011 purchase and retirement of 2015 Notes from Holdings and the redemption of $600 million aggregate principal amount of 2015 Notes with proceeds from the 2020 Notes offering, $396 million aggregate principal amount of the 2015 Notes will remain outstanding.

        The 2015 Notes and 2020 Notes are senior unsecured obligations of ours and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The 2015 Notes and 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. The subsidiary guarantees are general unsecured senior obligations of the subsidiary guarantors and rank equally in right of payment with all of the existing and future senior unsecured indebtedness of our non-guarantor subsidiaries. The 2015 Notes and 2020 Notes are effectively junior to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Revolving Credit Facility

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster became obligated under the Revolving Credit Facility. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $75.0 million. As of December 31, 2011 and 2010, there were no revolving loans or letters of credit outstanding under the Revolving Credit Facility. As of December 31, 2011, the Company had $442.5 million of remaining capacity available under the Revolving Credit Facility.

        On February 2, 2011, ServiceMaster entered into an amendment to its Revolving Credit Facility. Prior to the amendment, the facility was scheduled to mature on July 24, 2013 and provided for maximum borrowing capacity of $500.0 million with outstanding letters of credit limited to $75.0 million. The Company desired to extend the maturity date of the facility by one year, and as an inducement for such extension offered to allow any lenders in the syndicate group that were willing to extend the maturity date by one year a 20 percent reduction of such lender's loan commitment. As a result of the amendment, the Company had available borrowing capacity under its amended Revolving Credit Facility of $442.5 million through July 24, 2013 and $229.6 million from July 25, 2013 through July 24, 2014.

        On January 30, 2012, ServiceMaster entered into the Extension Amendment and the Increase Supplement to its Revolving Credit Facility, which provides for senior secured revolving loans and

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

stand-by and other letters of credit. After effectiveness on February 13, 2012 of the Extension Amendment and the Increase Supplement, we have available borrowing capacity under the Revolving Credit Facility of $447.7 million through July 24, 2013, $324.2 million from July 25, 2013 through July 24, 2014 and $265.2 million from July 25, 2014 through January 31, 2017. The Company will continue to have access to letters of credit up to $75.0 million through January 31, 2017.

        The Revolving Credit Facility and the guarantees thereof are secured by the same collateral securing the Term Loan Facility, on a pari passu basis with the security interests created in the same collateral securing the Term Loan Facility.

        The interest rates applicable to the loans under the Revolving Credit Facility will be based on a fluctuating rate of interest measured by reference to either, at the borrower's option, (1) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (2.50 percent as of December 31, 2011) or (2) an alternate base rate, plus a borrowing margin (2.50 percent as of December 31, 2011). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Revolving Credit Agreement) for the previous fiscal quarter.

        The agreements governing the Term Facilities, the 2015 Notes, the 2020 Notes and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2011.

        As of December 31, 2011, future scheduled long-term debt payments are $51.8 million, $50.4 million, $2.487 billion, $1.002 billion and $2.1 million for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively. The scheduled long-term debt payments in 2012 include the repayment of $10.0 million transferred under the Company's accounts receivable securitization arrangement, as described in Note 14.

Note 13. Cash and Marketable Securities

        Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in Cash and cash equivalents on the Consolidated Statements of Financial Position. As of December 31, 2011 and 2010, the Company's investments consist primarily of domestic publicly traded debt and certificates of deposit ("Debt securities") and common equity securities ("Equity securities"). The amortized cost, fair value and gross unrealized gains and losses of the Company's short- and long-term investments in debt and equity securities as of December 31, 2011 and 2010 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December 31, 2011:
Debt securities	$95,135	$5,795	$(68)	$100,862
Equity securities	40,558	2,953	(1,891)	41,620

Total securities	$135,693	$8,748	$(1,959)	$142,482

Notes to the Consolidated Financial Statements (Continued)

Note 13. Cash and Marketable Securities (Continued)

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December 31, 2010:
Debt securities	$96,594	$4,622	$(283)	$100,933
Equity securities	36,363	4,999	(1,712)	39,650

Total securities	$132,957	$9,621	$(1,995)	$140,583

        The portion of unrealized losses which had been in a loss position for more than one year was $1.7 million and $0.1 million as of December 31, 2011 and 2010, respectively. The aggregate fair value of the investments with unrealized losses was $13.6 million and $18.5 million as of December 31, 2011 and 2010, respectively.

        As of December 31, 2011 and 2010, $226.2 million and $242.2 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield's investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities.

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

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Proceeds from sales of securities	$45,065	$20,071	$35,141
Gross realized gains, pre-tax	6,065	2,326	3,882
Gross realized gains, net of tax	3,714	1,418	2,385
Gross realized losses, pre-tax	(249)	(207)	(1,492)
Gross realized losses, net of tax	(153)	(126)	(917)
Impairment charges, pre-tax	(195)	(174)	(5,854)
Impairment charges, net of tax	(119)	(106)	(3,596)

Note 14. Receivable Sales

        The Company has an accounts receivable securitization arrangement under which TruGreen and Terminix may sell certain eligible trade accounts receivable to Funding, the Company's wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of

Notes to the Consolidated Financial Statements (Continued)

Note 14. Receivable Sales (Continued)

up to $50.0 million in the pool of accounts receivable to the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of December 31, 2011, the amount of eligible receivables was approximately $31.1 million.

        During the years ended December 31, 2011, 2010 and 2009, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of December 31, 2011, 2010 and 2009, the Company had $10.0 million outstanding under the arrangement and, as of December 31, 2011, had $21.1 million of remaining capacity available under the accounts receivable securitization arrangement.

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

        The Company has recorded its obligation to repay the Purchasers for its interest in the pool of receivables within current portion of long-term debt on the Consolidated Statements of Financial Position. The interest rates applicable to the Company's obligation are based on a fluctuating rate of interest measured based on the Purchaser's pooled commercial paper rate (0.26 percent at December 31, 2011). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012.

Note 15. Comprehensive Income

        Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the Consolidated Statements of Shareholder's Equity.

Notes to the Consolidated Financial Statements (Continued)

Note 15. Comprehensive Income (Continued)

The following table summarizes the activity in other comprehensive income (loss) and the related tax effects.

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Net unrealized gains (losses) on securities:
Unrealized gains(1)	$3,092	$2,808	$2,416
Reclassification adjustment for net (gains) losses realized(2)	(3,787)	(1,225)	2,182

Net unrealized (losses) gains on securities	(695)	1,583	4,598

Net unrealized gains (losses) on derivative instruments:
Unrealized losses(3)	(3,419)	(24,901)	(24,636)
Reclassification adjustment for net losses realized(4)	16,733	27,535	47,380

Net unrealized gains on derivative instruments	13,314	2,634	22,744
Foreign currency translation	(1,460)	2,186	5,038

Other comprehensive income	$11,159	$6,403	$32,380

(1)
Net of tax effect of $(2.1) million in 2011, $(1.3) million in 2010 and $(1.4) million in 2009.

(2)
Net of tax effect of $2.2 million in 2011, $0.7 million in 2010 and $(1.3) million in 2009.

(3)
Net of tax effect of $1.4 million in 2011, $14.4 million in 2010 and $13.8 million in 2009.

(4)
Net of tax effect of $(9.1) million in 2011, $(15.5) million in 2010 and ($28.6) million in 2009.

        Accumulated other comprehensive loss included the following components as of December 31:

(In thousands)	2011	2010
Net unrealized gains on securities, net of tax	$4,330	$5,026
Net unrealized losses on derivative instruments, net of tax	(14,268)	(27,582)
Foreign currency translation	3,726	5,185

Total	$(6,212)	$(17,371)

Note 16. Supplemental Cash Flow Information

        In the Consolidated Statements of Cash Flows, the caption "Cash and cash equivalents" includes investments in short-term, highly-liquid securities having a maturity of three months or less

Notes to the Consolidated Financial Statements (Continued)

Note 16. Supplemental Cash Flow Information (Continued)

when purchased. Supplemental information relating to the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

	Year Ended Dec. 31,
(In thousands)	2011	2010	2009
Cash paid for or (received from):
Interest expense	$252,284	$268,693	$301,527
Interest and dividend income	(4,888)	(5,331)	(6,621)
Income taxes, net of refunds	11,677	13,353	824

        The Company acquired $10.1 million of property and equipment by entering into capital leases in 2011, which has been excluded from the Consolidated Statements of Cash Flows as a non-cash investing activity. There were no similar transactions in 2009 or 2010.

Note 17. Capital Stock

        Effective July 24, 2007 upon completion of the Merger, the Certificate of Incorporation of the Company was amended to provide for the authorization of 1,000 shares of common stock to replace the previously authorized, issued and outstanding common stock. As a result of the Merger, CDRSVM Holding, Inc. holds 1,000 shares of the Company's common stock, which represents all of the authorized and issued common stock. The Company has no other classes of capital stock, authorized or issued.

Note 18. Stock-Based Compensation

        The board of directors and stockholders of Holdings have adopted the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the "MSIP"). The MSIP provides for the sale of shares and deferred share units ("DSUs") of Holdings stock to ServiceMaster's executives, officers and other employees and to Holdings' directors as well as the grant of both restricted stock units ("RSUs") and options to purchase shares of Holdings to those individuals. DSUs represent a right to receive a share of common stock in the future. The board of directors of Holdings, or a committee designated by it, selects the ServiceMaster executives, officers and employees and the Holdings' directors eligible to participate in the MSIP and determines the specific number of shares to be offered or options to be granted to an individual. A maximum of 14,595,000 shares of Holdings stock is authorized for issuance under the MSIP. Holdings currently intends to satisfy any need for shares of common stock of Holdings associated with the settlement of DSUs, vesting of RSUs or exercise of options issued under the MSIP through those new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP.

        All option grants under the MSIP have been, and will be, non-qualified options with a per-share exercise price no less than the fair market value of one share of Holdings stock on the grant date. Any stock options granted will generally have a term of ten years and vesting will be subject to an employee's continued employment. The board of directors of Holdings, or a committee designated by it, may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Holdings experiences a change in control (as defined in the MSIP) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee's death or disability (as defined in the MSIP). Upon a termination for cause (as defined in the MSIP),

Notes to the Consolidated Financial Statements (Continued)

Note 18. Stock-Based Compensation (Continued)

all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earliest of the expiration of their term or three months following termination of employment (one year in the case of death, disability or retirement at normal retirement age). Unless sooner terminated by the board of directors of Holdings, the MSIP will remain in effect until November 20, 2017.

        In 2011, 2010 and 2009, Holdings completed various equity offerings to certain executives, officers and employees of ServiceMaster pursuant to the MSIP. The shares sold and options granted in connection with these equity offerings are subject to and governed by the terms of the MSIP. In connection with these offerings, Holdings sold a total of 495,538, 97,200 and 234,500 shares of common stock in 2011, 2010 and 2009, respectively, at a purchase price of $11.00 per share in 2011 and $10.00 per share in 2010 and 2009, respectively. In addition, Holdings granted ServiceMaster's executives, officers and employees options to purchase 2,280,391, 284,400 and 906,000 shares of Holdings common stock in 2011, 2010 and 2009, respectively, at an exercise price of $11.00 per share for options issued in 2011 and $10.00 per share for options issued in 2010 and 2009, respectively. These options are subject to and governed by the terms of the MSIP. The per share purchase price and exercise price was based on the determination by the compensation committee of Holdings of the fair market value of the common stock of Holdings as of the purchase/grant dates.

        All options, except for 86,364 options granted to our CEO in 2011 ("Superperformance Options"), granted to date will vest in four equal annual installments, subject to an employee's continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. The Superperformance Options granted in 2011 will vest immediately in the event that the stock price of Holdings reaches a targeted level. All options issued are accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the MSIP is pushed down from Holdings and recorded in the financial statements of ServiceMaster.

        The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2011, 2010 and 2009, the expected volatilities were based on the historical and implied volatilities of the publicly traded stock of a group of companies comparable to ServiceMaster. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110. The risk-free interest rates were based on the U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended Dec. 31,
Assumption	2011	2010	2009
Expected volatility	31.0% - 50.3%	31.7% - 34.3%	38.5% - 46.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.3	6.3	6.3
Risk-free interest rate	1.07% - 2.65%	1.77% - 2.63%	2.56% - 2.92%

        The weighted-average grant-date fair value of the options granted during 2011, 2010 and 2009 was $4.31, $3.65 and $4.36 per option, respectively. The Company has applied a forfeiture assumption of 8.50 percent per annum in the recognition of the expense related to these options, with the exception of the options held by the Company's CEO for which the Company has applied a forfeiture rate of zero.

Notes to the Consolidated Financial Statements (Continued)

Note 18. Stock-Based Compensation (Continued)

        A summary of option activity under the MSIP as of December 31, 2011, and changes during the year then ended is presented below:

	Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (in years)
Total outstanding, December 31, 2010	9,601,683	$10.00
Granted to employees	2,280,391	$11.00
Exercised	(500,000)	$10.00
Forfeited	(976,225)	$10.00
Expired	(782,175)	$10.00

Total outstanding, December 31, 2011	9,623,674	$10.24	6.6

Total exercisable, December 31, 2011	6,783,358	$10.00	5.6

        Holdings granted ServiceMaster's executives, officers and employees 350,454 and 735,000 RSUs in 2011 and 2010, respectively, with grant date fair values of $11.00 and $10.00 per unit, respectively, which was equivalent to the then current fair value of Holdings' common stock. Holdings' Compensation Committee determined the fair market value of Holdings common stock as of December 31, 2011 was $14 per share. No RSUs were granted in 2009. All RSUs, with the exception of the performance-based RSUs discussed below, will vest in three equal annual installments, subject to an employee's continued employment. During 2011, the Company issued 20,000 RSUs with vesting subject to certain performance conditions to the president of TruGreen. These performance-based RSUs will vest as follows: (i) up to 10,000 units will vest on December 31, 2012, and (ii) up to 10,000 units will vest on December 31, 2013 based on the Holdings' Compensation Committee's evaluation of the achievement of certain qualitative performance conditions, in its sole discretion, by the TruGreen president. The performance-based RSUs do not meet the criteria required under ASC 718 for the establishment of a grant date. As a result, the performance-based RSUs are not included in the total outstanding RSUs as of December 31, 2011. Upon vesting, each RSU will be converted into one share of Holdings' common stock.

        A summary of RSU activity under the MSIP as of December 31, 2011, and changes during the year then ended is presented below:

	RSUs	Weighted Avg. Grant Date Fair Value
Total outstanding, December 31, 2010	735,000	$10.00
Granted to employees	350,454	$11.00
Vested	(176,669)	$10.00
Forfeited	(225,000)	$10.00

Total outstanding, December 31, 2011	683,785	$10.51

        During the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense of $8.4 million ($5.2 million, net of tax), $9.4 million ($5.7 million, net of tax) and $8.1 million ($5.0 million, net of tax), respectively. As of December 31, 2011, there was

Notes to the Consolidated Financial Statements (Continued)

Note 18. Stock-Based Compensation (Continued)

$15.8 million of total unrecognized compensation cost related to non-vested stock options and RSUs granted by Holdings under the MSIP. These remaining costs are expected to be recognized over a weighted-average period of 2.9 years.

        In September 2010, ServiceMaster announced the retirement of its former CEO with a retirement date of March 31, 2011. On September 8, 2010, in connection with the CEO's retirement announcement, Holdings extended the option period on the former CEO's vested standalone options to three years following his departure date. This extension of the option period is considered a stock option modification resulting in additional stock compensation expense of $0.5 million, which was recorded in the year ended December 31, 2010.

Note 19. Fair Value of Financial Instruments

        The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated other comprehensive loss on the Consolidated Statements of Financial Position, or, for certain unrealized losses, reported in interest and net investment income in the Consolidated Statements of Operations if the decline in value is other than temporary. The carrying amount of total debt was $3.876 billion and $3.949 billion and the estimated fair value was $3.788 billion and $3.958 billion as of December 31, 2011 and 2010, respectively. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of December 31, 2011 and 2010.

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

        Interest rate swap contracts are valued using forward interest rate curves obtained from third party market data providers. The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract interest rate to the expected forward interest rate as of each settlement date and applying the difference between the two rates to the notional amount of debt in the interest rate swap contracts. See Note 12 for a summary of the Company's interest rate swap contracts.

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

Notes to the Consolidated Financial Statements (Continued)

Note 19. Fair Value of Financial Instruments (Continued)

        The carrying amount and estimated fair value of the Company's financial instruments that are recorded at fair value for the periods presented are as follows:

		As of December 31, 2011
			Estimated Fair Value Measurements
						As of December 31, 2010
			Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
					Significant Unobservable Inputs (Level 3)
(In thousands)	Balance Sheet Locations	Carrying Value				Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$10,834	$10,834	$—	$—	$10,859	$10,859
Investments in marketable securities	Marketable securities and long-term marketable securities	131,648	52,358	79,290	—	129,724	129,724
Fuel swap contracts:
Current	Prepaid expenses and other assets	548	—	—	548	5,813	5,813
Noncurrent	Other assets	—	—	—	—	836	836

Total financial assets		$143,030	$63,192	$79,290	$548	$147,232	$147,232

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$1,281	$—	$—	$1,281	$—	$—
Interest rate swap contracts	Other long-term liabilities	23,467	—	23,467	—	50,085	50,085

Total financial liabilities		$24,748	$—	$23,467	$1,281	$50,085	$50,085

        A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2009	$6,916
Total gains (losses) (realized and unrealized):
Included in earnings(1)	6,015
Included in other comprehensive income	(267)
Settlements, net	(6,015)

Balance as of December 31, 2010	$6,649
Total gains (losses) (realized and unrealized):
Included in earnings(1)	10,010
Included in other comprehensive income	(7,382)
Settlements, net	(10,010)

Balance as of December 31, 2011	$(733)

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

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 21 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. All of the Company's fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statements of Financial Position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive loss. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

        The effect of derivative instruments on the Consolidated Statements of Operations and accumulated other comprehensive loss on the Consolidated Statements of Financial Position for the years ended December 31, 2011 and 2010, respectively, is presented as follows:

		Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Effective Portion of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss
(In thousands)
Derivatives designated as Cash Flow Hedge Relationships			Location of Gain (Loss) included in Income
	Year ended December 31, 2011
Fuel swap contracts	$(7,382)	$9,739	Cost of services rendered and products sold
		$271	Loss (income) from discontinued operations, net of income tax
Interest rate swap contracts	$28,340	$(37,613)	Interest expense

		Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Effective Portion of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss
Derivatives designated as Cash Flow Hedge Relationships			Location of Gain (Loss) included in Income
	Year ended December 31, 2010
Fuel swap contracts	$(267)	$5,316	Cost of services rendered and products sold
		$699	Loss (income) from discontinued operations, net of income tax
Interest rate swap contracts	$4,035	$(48,970)	Interest expense

Notes to the Consolidated Financial Statements (Continued)

Note 19. Fair Value of Financial Instruments (Continued)

        Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the year ended December 31, 2011. As of December 31, 2011, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $45.5 million, maturing through 2012. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2011, the Company had posted $3.8 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company's Revolving Credit Facility. As of December 31, 2011, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.430 billion, maturing through 2013.

        The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in other comprehensive loss. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive loss expected to be recognized in earnings is a loss of $14.1 million, net of tax, as of December 31, 2011. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

        The payment obligations of the Company under the 2015 Notes and the 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. Each of the Guarantors is wholly owned, directly or indirectly, by the Company, and all guarantees are full and unconditional. All other subsidiaries of the Company, either directly or indirectly owned, do not guarantee the 2015 Notes or the 2020 Notes ("Non-Guarantors"). A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of the Company, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2015 Notes or the 2020 Notes, as the case may be, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2015 Notes or the 2020 Notes, as the case may be, (v) the defeasance of the Company's obligations under the indenture governing the 2015 Notes or the 2020 Notes, as the case may be, or (vi) the payment in full of the principal amount of the 2015 Notes or the 2020 Notes, as the case may be.

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,452,731	$811,446	$(58,305)	$3,205,872
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,483,220	388,201	(57,715)	1,813,706
Selling and administrative expenses	9,186	499,101	372,630	(425)	880,492
Amortization expense	222	67,443	23,687	—	91,352
Trade name impairment	—	36,700	—	—	36,700
Restructuring charges	35	4,678	3,449	—	8,162

Total operating costs and expenses	9,443	2,091,142	787,967	(58,140)	2,830,412

Operating (Loss) Income	(9,443)	361,589	23,479	(165)	375,460
Non-operating Expense (Income):
Interest expense (income)	189,677	89,819	(6,373)	—	273,123
Interest and net investment loss (income)	2,969	3,491	(17,346)	—	(10,886)
Loss on extinguishment of debt	774	—	—	—	774
Other expense	—	—	700	—	700

(Loss) Income from Continuing Operations before Income Taxes	(202,863)	268,279	46,498	(165)	111,749
(Benefit) provision for income taxes	(76,622)	18,720	101,814	—	43,912

(Loss) Income from Continuing Operations	(126,241)	249,559	(55,316)	(165)	67,837
Income (loss) from discontinued operations, net of income taxes	—	19,497	(46,678)	165	(27,016)
Equity in earnings of subsidiaries (net of tax)	167,062	(111,863)	—	(55,199)	—

Net Income (Loss)	$40,821	$157,193	$(101,994)	$(55,199)	$40,821

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,405,822	$777,219	$(55,647)	$3,127,394
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,461,057	371,293	(55,046)	1,777,304
Selling and administrative expenses	9,577	516,349	370,208	(184)	895,950
Amortization expense	222	99,918	35,860	—	136,000
Restructuring charges (credits)	1,208	10,484	(244)	—	11,448

Total operating costs and expenses	11,007	2,087,808	777,117	(55,230)	2,820,702

Operating (Loss) Income	(11,007)	318,014	102	(417)	306,692
Non-operating Expense (Income):
Interest expense	196,647	76,258	14,028	—	286,933
Interest and net investment loss (income)	1,628	3,596	(14,582)	—	(9,358)
Other expense	—	—	733	—	733

(Loss) Income from Continuing Operations before Income Taxes	(209,282)	238,160	(77)	(417)	28,384
(Benefit) provision for income taxes	(73,163)	25,134	58,974	—	10,945

(Loss) Income from Continuing Operations	(136,119)	213,026	(59,051)	(417)	17,439
Income (loss) from discontinued operations, net of income taxes	—	17,868	(50,283)	417	(31,998)
Equity in earnings of subsidiaries (net of tax)	121,560	(117,729)	—	(3,831)	—

Net (Loss) Income	$(14,559)	$113,165	$(109,334)	$(3,831)	$(14,559)

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,284,625	$765,609	$(72,349)	$2,977,885
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,419,278	343,011	(71,038)	1,691,251
Selling and administrative expenses	9,582	505,945	315,220	—	830,747
Amortization expense	222	122,643	35,906	—	158,771
Trade name impairment	—	21,400	5,200	—	26,600
Restructuring charges	2,321	12,107	12,254	—	26,682

Total operating costs and expenses	12,125	2,081,373	711,591	(71,038)	2,734,051

Operating (Loss) Income	(12,125)	203,252	54,018	(1,311)	243,834
Non-operating Expense (Income):
Interest expense (income)	288,514	(3,414)	14,233	—	299,333
Interest and net investment loss (income)	938	5,555	(13,572)	—	(7,079)
Gain on extinguishment of debt	(46,106)	—	—	—	(46,106)
Other expense	—	—	748	—	748

(Loss) Income from Continuing Operations before Income Taxes	(255,471)	201,111	52,609	(1,311)	(3,062)
(Benefit) provision for income taxes	(107,346)	32,445	65,697	—	(9,204)

(Loss) Income from Continuing Operations	(148,125)	168,666	(13,088)	(1,311)	6,142
(Loss) income from discontinued operations, net of income taxes	—	(4,186)	10,228	1,311	7,353
Equity in earnings of subsidiaries (net of tax)	161,620	(12,716)	—	(148,904)	—

Net Income	$13,495	$151,764	$(2,860)	$(148,904)	$13,495

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

Condensed Consolidating Statement of Financial Position

As of December 31, 2011

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$232,382	$13,751	$82,797	$—	$328,930
Marketable securities	—	—	12,026	—	12,026
Receivables	1,202	108,486	452,149	(187,637)	374,200
Inventories	—	57,219	2,424	—	59,643
Prepaid expenses and other assets	5,629	12,742	20,218	(294)	38,295
Deferred customer acquisition costs	—	13,838	16,565	—	30,403
Deferred taxes	39,221	47,218	4,170	—	90,609
Assets of discontinued operations	—	7	10	—	17

Total Current Assets	278,434	253,261	590,359	(187,931)	934,123

Property and Equipment:
At cost	—	377,900	163,917	—	541,817
Less: accumulated depreciation	—	(164,689)	(70,369)	—	(235,058)

Net property and equipment	—	213,211	93,548	—	306,759

Other Assets:
Goodwill	—	2,796,789	365,191	—	3,161,980
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,804,619	738,920	—	2,543,539
Notes receivable	1,997,157	82	31,187	(2,005,104)	23,322
Long-term marketable securities	10,834	—	119,622	—	130,456
Investments in and advances to subsidiaries	2,890,634	872,451	—	(3,763,085)	—
Other assets	51,871	3,838	3,926	(50,789)	8,846
Debt issuance costs	37,708	—	90	—	37,798

Total Assets	$5,266,638	$5,944,251	$1,942,843	$(6,006,909)	$7,146,823

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable	$192	$46,378	$35,071	$—	$81,641
Accrued liabilities:
Payroll and related expenses	1,659	40,608	43,079	—	85,346
Self-insured claims and related expenses	—	20,400	52,671	—	73,071
Accrued interest payable	67,000	260	45	(294)	67,011
Other	2,919	31,760	35,424	—	70,103
Deferred revenue	—	142,918	330,324	—	473,242
Liabilities of discontinued operations	—	279	526	—	805
Current portion of long-term debt	108,428	14,258	116,789	(187,637)	51,838

Total Current Liabilities	180,198	296,861	613,929	(187,931)	903,057

Long-Term Debt	3,782,391	2,015,961	30,784	(2,005,104)	3,824,032
Other Long-Term Liabilities:
Deferred taxes	—	808,830	278,652	(50,789)	1,036,693
Intercompany payable	12,309	—	310,011	(322,320)	—
Liabilities of discontinued operations	—	—	2,070	—	2,070
Other long-term obligations, primarily self-insured claims	43,821	220	89,011	—	133,052

Total Other Long-Term Liabilities	56,130	809,050	679,744	(373,109)	1,171,815

Shareholder's Equity	1,247,919	2,822,379	618,386	(3,440,765)	1,247,919

Total Liabilities and Shareholder's Equity	$5,266,638	$5,944,251	$1,942,843	$(6,006,909)	$7,146,823

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

Condensed Consolidating Statement of Financial Position

As of December 31, 2010

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$132,168	$16,900	$103,630	$—	$252,698
Marketable securities	—	—	30,406	—	30,406
Receivables	1,229	109,680	414,370	(173,185)	352,094
Inventories	—	52,139	2,593	—	54,732
Prepaid expenses and other assets	10,129	12,583	18,152	—	40,864
Deferred customer acquisition costs	—	15,163	19,214	—	34,377
Deferred taxes	—	12,808	391	(1,641)	11,558
Assets of discontinued operations	—	—	51,004	—	51,004

Total Current Assets	143,526	219,273	639,760	(174,826)	827,733

Property and Equipment:
At cost	—	307,468	132,581	—	440,049
Less: accumulated depreciation	—	(118,614)	(54,537)	—	(173,151)

Net property and equipment	—	188,854	78,044	—	266,898

Other Assets:
Goodwill	—	2,760,512	364,781	—	3,125,293
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,895,059	758,452	—	2,653,511
Notes receivable	1,990,383	231	30,269	(1,998,333)	22,550
Long-term marketable securities	10,859	—	99,318	—	110,177
Investments in and advances to subsidiaries	3,299,019	913,502	—	(4,212,521)	—
Other assets	98,425	4,164	882	(96,307)	7,164
Debt issuance costs	52,366	—	—	—	52,366
Assets of discontinued operations	—	—	32,398	—	32,398

Total Assets	$5,594,578	$5,981,595	$2,003,904	$(6,481,987)	$7,098,090

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable	$272	$46,187	$26,186	$—	$72,645
Accrued liabilities:
Payroll and related expenses	1,608	45,031	39,008	—	85,647
Self-insured claims and related expenses	—	20,430	60,848	—	81,278
Accrued interest payable	69,613	259	(227)	—	69,645
Other	7,427	37,273	40,055	(1,641)	83,114
Deferred revenue	—	134,817	314,830	—	449,647
Liabilities of discontinued operations	—	150	16,150	—	16,300
Current portion of long-term debt	103,654	13,093	105,850	(173,185)	49,412

Total Current Liabilities	182,574	297,240	602,700	(174,826)	907,688

Long-Term Debt	3,868,474	1,699,589	329,345	(1,998,333)	3,899,075
Other Long-Term Liabilities:
Deferred taxes	—	753,945	277,333	(96,307)	934,971
Intercompany payable	287,220	—	183,617	(470,837)	—
Liabilities of discontinued operations	—	—	4,848	—	4,848
Other long-term obligations	68,783	535	94,663	—	163,981

Total Other Long-Term Liabilities	356,003	754,480	560,461	(567,144)	1,103,800

Shareholder's Equity	1,187,527	3,230,286	511,398	(3,741,684)	1,187,527

Total Liabilities and Shareholder's Equity	$5,594,578	$5,981,595	$2,003,904	$(6,481,987)	$7,098,090

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$132,168	$16,900	$103,630	$—	$252,698

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	476,575	565,023	(29,251)	(717,346)	295,001

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(68,189)	(28,351)	—	(96,540)
Sale of equipment and other assets	—	4,433	172	—	4,605
Acquisition of The ServiceMaster Company	(35)	—	—	—	(35)
Other business acquisitions, net of cash acquired	—	(43,316)	(1,049)	—	(44,365)
Purchase of other intangibles	—	(1,900)	—	—	(1,900)
Notes receivable, financial investments and securities, net	—	633	2,376	—	3,009

Net Cash Used for Investing Activities from Continuing Operations	(35)	(108,339)	(26,852)	—	(135,226)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	4,000	—	4,000
Payments of debt	(91,500)	(13,119)	(1,286)	—	(105,905)
Shareholders' dividends	—	(573,412)	(143,934)	717,346	—
Debt issuance costs paid	(267)	—	—	—	(267)
Net intercompany advances	(284,559)	100,224	184,335	—	—

Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(376,326)	(486,307)	43,115	717,346	(102,172)

Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	—	340	(6,228)	—	(5,888)
Cash provided from (used for) investing investing activities:
Proceeds from sale of business	—	26,134	—	—	26,134
Other investing activities	—	—	(1,617)	—	(1,617)

Net Cash Provided from (Used for) Discontinued Operations	—	26,474	(7,845)	—	18,629

Cash Increase (Decrease) During the Period	100,214	(3,149)	(20,833)	—	76,232

Cash and Cash Equivalents at End of Period	$232,382	$13,751	$82,797	$—	$328,930

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$124,674	$17,689	$112,993	$—	$255,356

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	296,963	460,679	(62,561)	(472,537)	222,544

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(82,594)	(51,640)	—	(134,234)
Sale of equipment and other assets	—	1,003	352	—	1,355
Acquisition of The ServiceMaster Company	(2,245)	—	—	—	(2,245)
Other business acquisitions, net of cash acquired	—	(57,724)	(217)	—	(57,941)
Purchase of other intangibles	—	(2,500)	—	—	(2,500)
Notes receivable, financial investments and securities, net	22,012	—	(1,585)	—	20,427

Net Cash Provided from (Used for) Investing Activities from Continuing Operations	19,767	(141,815)	(53,090)	—	(175,138)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	5,000	—	10,000	—	15,000
Payments of debt	(32,250)	(15,325)	(13,758)	—	(61,333)
Shareholders' dividends	—	(413,197)	(59,340)	472,537	—
Debt issuance costs paid	—	—	(30)	—	(30)
Net intercompany advances	(281,986)	108,869	173,117	—	—

Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(309,236)	(319,653)	109,989	472,537	(46,363)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	6,776	—	6,776
Cash used for investing investing activities	—	—	(10,477)	—	(10,477)

Net Cash Used for Discontinued Operations	—	—	(3,701)	—	(3,701)

Cash Increase (Decrease) During the Period	7,494	(789)	(9,363)	—	(2,658)

Cash and Cash Equivalents at End of Period	$132,168	$16,900	$103,630	$—	$252,698

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$300,362	$13,865	$93,120	$—	$407,347

Net Cash Provided from Operating Activities from Continuing Operations	252,927	424,092	16,772	(525,459)	168,332

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(47,708)	(8,296)	—	(56,004)
Sale of equipment and other assets	—	1,536	118	—	1,654
Acquisition of The ServiceMaster Company	(1,695)	—	—	—	(1,695)
Other business acquisitions, net of cash acquired	—	(32,647)	—	—	(32,647)
Notes receivable, financial investments and securities, net	—	—	6,151	—	6,151

Net Cash Used for Investing Activities from Continuing Operations	(1,695)	(78,819)	(2,027)	—	(82,541)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	—	—	—
Payments of debt	(233,260)	(17,127)	(2,498)		(252,885)
Shareholders' dividends	—	(426,359)	(99,100)	525,459	—
Debt issuance costs paid	(426)	—	—	—	(426)
Net intercompany advances	(193,234)	102,037	91,197	—	—

Net Cash Used for Financing Activities from Continuing Operations	(426,920)	(341,449)	(10,401)	525,459	(253,311)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	21,426	—	21,426
Cash used for investing activities	—	—	(5,897)	—	(5,897)

Net Cash Provided from Discontinued Operations	—	—	15,529	—	15,529

Cash (Decrease) Increase During the Period	(175,688)	3,824	19,873	—	(151,991)

Cash and Cash Equivalents at End of Period	$124,674	$17,689	$112,993	$—	$255,356

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The ServiceMaster Company
Memphis, Tennessee

        We have audited the internal control over financial reporting of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 6, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 6, 2012

Quarterly Operating Results (Unaudited)

        Quarterly operating results for the last two years in revenue, gross profit, (loss) income from continuing operations, (loss) income from discontinued operations and net (loss) income are shown in the table below. As discussed in the "Interim Reporting" section in the Significant Accounting Policies, for interim accounting purposes, TruGreen and other business segments of the Company incur pre-season advertising costs. In addition, TruGreen incurs costs related to annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized as expense in proportion to revenue over the balance of the year. Full year results are not affected.

	2011
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating Revenue	$614,671	$967,440	$930,920	$692,841	$3,205,872
Gross Profit	244,102	446,806	413,164	288,094	1,392,166
(Loss) Income from Continuing Operations(1)(2)	(25,295)	60,562	47,215	(14,645)	67,837
(Loss) Income from Discontinued Operations, net of income taxes(3)	(21,101)	(3,842)	(1,487)	(586)	(27,016)
Net (Loss) Income(1)(2)(3)	(46,396)	56,720	45,728	(15,231)	40,821

	2010
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating Revenue	$580,608	$939,599	$918,982	$688,205	$3,127,394
Gross Profit	226,129	426,323	413,640	283,998	1,350,090
(Loss) Income from Continuing Operations(1)	(34,455)	43,388	8,341	165	17,439
Income (Loss) from Discontinued Operations, net of income taxes(4)	1,795	(30,944)	(3,051)	202	(31,998)
Net (Loss) Income(1)(4)	(32,660)	12,444	5,290	367	(14,559)

(1)
The results include restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix, information technology outsourcing and initiatives to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs. The table below summarizes the pre-tax and after-tax restructuring charges, by quarter, for 2010 and 2011.

	2011
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pre-tax	$(2,589)	$(94)	$(1,593)	$(3,886)	$(8,162)
After-tax	$(1,584)	$(59)	$(976)	$(2,372)	$(4,991)

	2010
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pre-tax	$(3,353)	$(4,080)	$(1,563)	$(2,452)	$(11,448)
After-tax	$(2,064)	$(2,525)	$(962)	$(1,473)	$(7,024)

(2)
During the fourth quarter of 2011, the Company recorded an impairment charge of $36.7 million ($22.4 million, net of tax) to reduce the carrying value of TruGreen's trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further information.

(3)
During the first quarter of 2011, the Company recorded an impairment charge of $34.2 million ($21.0 million, net of tax) to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale ($1.9 million, net of tax) was recorded. The loss on the disposition of the TruGreen LandCare business continues to be subject to certain post-closing adjustments and disputes, and such adjustments could be significant to the sale price.

(4)
During the second quarter of 2010, the Company recorded a pre-tax non-cash impairment charge of $46.9 million ($28.7 million, net of tax) to reduce the carrying value of TruGreen LandCare's goodwill and trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Effectiveness of Disclosure Controls and Procedures.    ServiceMaster's CEO, Harry J. Mullany III, and ServiceMaster's Senior Vice President and CFO, Roger A. Cregg, have evaluated ServiceMaster's disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. ServiceMaster's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Memphis, Tennessee. Messrs. Mullany and Cregg have concluded that both the design and operation of ServiceMaster's disclosure controls and procedures were effective as of December 31, 2011.

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

        Management assessed, under the supervision and with the participation of ServiceMaster's CEO, Harry J. Mullany III, and ServiceMaster's Senior Vice President and CFO, Roger A. Cregg, the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

        Although the Company is not a "large accelerated filer" or an "accelerated filer" as those terms are defined by the SEC, and therefore not required to provide an attestation report from its independent registered public accounting firm, the Company is voluntarily providing such report.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011. This attestation report is included in Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    No change in ServiceMaster's internal control over financial reporting occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, ServiceMaster's internal control over financial reporting.

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

Name	Age	Principal Occupation	Director Since
Kenneth A. Giuriceo	38	Financial Officer, Clayton, Dubilier & Rice, LLC	2007
David H. Wasserman	45	Financial Officer, Clayton, Dubilier & Rice, LLC	2007

        Kenneth A. Giuriceo joined CD&R in 2003. Prior to joining CD&R, Mr. Giuriceo worked in the principal investment area of Goldman, Sachs & Co. Mr. Giuriceo serves on the boards of directors of Emergency Medical Services Corporation and Sally Beauty Holdings, Inc. Mr. Giuriceo's extensive knowledge of the capital markets and his experience with other consumer-oriented service businesses give him beneficial insight into the Company's capital and liquidity needs, in addition to its challenges, opportunities and operations.

        David H. Wasserman joined CD&R in 1998. Prior to joining CD&R, Mr. Wasserman worked in the principal investment area at Goldman, Sachs & Co. and as a management consultant at both Monitor Company and Fidelity Capital. Mr. Wasserman serves on the boards of directors of Univar Inc., Hertz Global Holdings, Inc. and Culligan Ltd. and formerly served on the boards of directors of Covansys Corporation, Kinko's, Inc. and ICO Global Communications (Holdings) Limited. Mr. Wasserman's extensive knowledge of the capital markets, experience as a management consultant and experience as a director of other consumer-oriented service businesses with nationwide locations that are similar to ServiceMaster's business structure give him beneficial insight into the Company's capital and liquidity needs, in addition to its challenges, opportunities and operations.

EXECUTIVE OFFICERS OF SERVICEMASTER

        The names and ages of the executive officers of ServiceMaster as of March 6, 2012, together with certain biographical information, are as follows:

Name	Age	Present Positions	First Became an Officer
Harry J. Mullany III	53	Chief Executive Officer	2011
Thomas G. Brackett	45	President, TruGreen	1997
Thomas J. Coba	55	President, ServiceMaster Clean, Merry Maids, Furniture Medic & AmeriSpec	2011
David J. Crawford	54	President & Chief Operating Officer, American Home Shield	2005
Roger A. Cregg	55	Senior Vice President & Chief Financial Officer	2011
Charles M. Fallon	49	President, Terminix	2011
Greerson G. McMullen	49	Senior Vice President, General Counsel, Government Affairs & Secretary	2007
Jed L. Norden	61	Senior Vice President-Human Resources	2008

        Harry J. Mullany III has served as CEO of ServiceMaster since March 2011. Mr. Mullany's employment with ServiceMaster commenced in February 2011, as he initially served in a transitional role to enable the smooth transfer of executive responsibilities from ServiceMaster's former CEO until he assumed the title and role of CEO. From February 2010 until November 2010, he served as executive vice president of Walmart U.S., a national retailer, and as president of its northern division; from 2006 until January 2010, Mr. Mullany was a senior vice president of Walmart U.S. and president of its northeast division.

        Thomas G. Brackett has served as President of TruGreen since December 2011. From December 2006 until December 2011, Mr. Brackett served as President & Chief Operating Officer of Terminix.

        Thomas J. Coba has served as President of ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec since November 2011. From 2004 until November 2011, Mr. Coba was Chief Operations Officer of Subway Restaurants, a global restaurant brand and the operating company of Franchise World Headquarters, LLC.

        David J. Crawford has served as President & Chief Operating Officer of American Home Shield since March 2006. Mr. Crawford served as Senior Vice President, Sales of American Home Shield from January 2005 until February 2006.

        Roger A. Cregg has served as Senior Vice President & CFO since August 2011. Mr. Cregg was employed until May 2011 by PulteGroup, Inc., a holding company whose subsidiaries engage in homebuilding, mortgage banking, mortgage financing and related activities, serving as its CFO since 1998 and as an Executive Vice President since 2003. Mr. Cregg currently serves as a member of the board of directors of Comerica Incorporated, a commercial bank holding company.

        Charles M. Fallon has served as President of Terminix since December 2011. From 2006 through 2010, Mr. Fallon was President, North America of Burger King Holdings, Inc., a global fast food restaurant chain.

        Greerson G. McMullen has served as Senior Vice President and General Counsel of ServiceMaster since August 2007. He has served as Secretary of ServiceMaster since November

2007 and was given the title for its Government Affairs function in March 2010. From October 2005 until May 2007, Mr. McMullen worked at CNL Hotels & Resorts, Inc., a hotel real estate investment trust, where he served as Senior Vice President, General Counsel and Secretary and Executive Vice President, General Counsel and Secretary.

        Jed L. Norden has served as Senior Vice President-Human Resources of ServiceMaster since June 2008. From January 2004 until May 2008, Mr. Norden worked at Retail Ventures, Inc., a footwear and fashion retailer, where he served as Executive Vice President and Chief Administrative Officer; Executive Vice President, Human Resources, Real Estate, Information Technology, Logistics and Construction; and Executive Vice President, Human Resources.

FINANCIAL CODE OF ETHICS

        ServiceMaster has a Financial Code of Ethics that applies to the CEO, CFO and Controller, or persons performing similar functions, and other designated officers and employees, including the primary financial officer of each ServiceMaster business unit and the Treasurer. ServiceMaster also has a Code of Conduct that applies to directors, officers and employees. The Financial Code of Ethics and Code of Conduct each address matters such as conflicts of interest, confidentiality, fair dealing and compliance with laws and regulations. Copies of the Financial Code of Ethics and the Code of Conduct are available on ServiceMaster's website at http://www.svm.com and are also available in print, without charge, to any person who requests it by writing to the Corporate Secretary at the following address: The ServiceMaster Company, 860 Ridge Lake Boulevard, Memphis, Tennessee 38120. The Company intends to post on its website all disclosures required by law or regulation, including the SEC's Form 8-K rules, related to all amendments to, or waivers from, any provisions of the Financial Code of Ethics and the Code of Conduct.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        This section describes the material elements of our 2011 executive compensation program and the principles underlying our executive compensation policies and decisions. In addition, in this section we provide information regarding the compensation paid to each individual who served in the capacity as CEO or CFO during 2011 and the three most highly compensated executive officers (other than the CEO and CFO) who were serving as such as of the end of our most recent fiscal year (collectively referred to as our Named Executive Officers ("NEOs")).

Highlights

  •
  The leadership of the Company underwent significant change during 2011, with the retirement of Mr. Spainhour and the hiring of Mr. Mullany as CEO, and the departure of Mr. Steve Martin and the subsequent hiring of Mr. Cregg as CFO. During 2011, Mr. David Martin, our Senior Vice President, Controller and Chief Accounting Officer, served as interim CFO from April 29, 2011 until we hired Mr. Cregg in August. In addition, during 2011, we hired Messrs. Fallon and Coba as business unit presidents and Mr. Brackett transitioned from leading our Terminix business to the position of President of TruGreen.

  •
  Underscoring our pay-for-performance philosophy, the NEOs with Company-wide responsibilities earned payouts for 2011 under our Annual Bonus Plan equal to 108.1 percent of the target payout. The amount earned reflects (i) below target, but above threshold, achievement of revenue, (ii) above target achievement for Adjusted Comparable Operating Performance (defined below), and (iii) above target achievement of cash flow. Due to their departures before July 1, 2011, Messrs. Spainhour and Steve Martin were not eligible for 2011 Annual Bonus Plan payments. Messrs. Fallon and Coba were hired on December 5, 2011 and November 28, 2011, respectively, and did not participate in the 2011 Annual Bonus Plan.

  •
  Base salaries of the NEOs who were with the Company during 2010 were increased by percentages ranging from 2.0 to 35.9 percent in 2011 to recognize individual performance and to better align base salary levels with competitive pay levels for similar positions in the marketplace. Mr. Spainhour did not receive a salary increase during 2011 as he had previously announced his retirement, which was effective March 31, 2011. The salaries for NEOs hired during 2011 were set at a competitive level needed to attract these officers to the Company.

  •
  As part of our strategy to align interests between our executive officers and stockholders, and in recognition of their hire into the senior management team, Messrs. Mullany, Cregg, Fallon and Coba purchased ownership interests in Holdings and simultaneously were granted options under the MSIP to acquire additional shares in the future. These officers were also awarded RSUs to provide additional value and alignment with Holdings' stockholders.

  •
  Additional awards under the MSIP were granted to Messrs. David Martin and Brackett during 2011. Mr. David Martin received a stock option award to recognize increases in responsibility in his capacity as the interim CFO. Mr. Brackett received a grant of performance-based RSUs to recognize his leadership of both Terminix and TruGreen following the departure of the President of TruGreen in May. These performance-based RSUs will vest at the sole discretion of Holdings' Compensation Committee on December 31, 2012 and December 31, 2013.

Objectives of Our Compensation Program

        Our compensation plans for executive officers (including the NEOs) are designed to:

  •
  Attract, motivate and retain highly qualified executives;

  •
  Reward successful performance by the executives and the Company by linking a significant portion of compensation to financial and business results;

  •
  Align our executives' long-term interests with those of Holdings' stockholders through meaningful share ownership; and

  •
  Appropriately balance long and short-term incentive compensation so that short-term performance is not emphasized at the expense of long-term value creation.

Elements of Executive Compensation, including for NEOs

        To meet these objectives, our executive compensation program for 2011 consisted of the following:

  •
  Base salary, which is intended to attract and retain highly qualified executives and to recognize individual performance by the executive;

  •
  Annual cash incentive, which is intended to motivate the executive to achieve short-term Company (and, where applicable, business unit) performance goals;

  •
  Stock, RSUs and stock options to motivate executives to achieve long-term performance goals and to provide equity ownership of Holdings to our executives to ensure goal alignment with Holdings' stockholders; and

  •
  Employee benefits, including retirement benefits, and perquisites, including new hire bonuses, relocation benefits and commuting benefits, which are intended to attract and retain qualified executives by ensuring that our benefit programs are competitive.

        Each of these elements, discussed in more detail below, plays an integral role in our balancing of executive rewards over short- and long-term periods and our ability to attract and retain key executives. We believe the design of our executive compensation program creates alignment between performance achieved and compensation awarded, and motivates achievement of both annual goals and sustainable long-term performance.

Determination of Executive Compensation

Pay Decision Process

        The Company's Board establishes the compensation of our CEO. Historically, in determining the CEO's compensation, the Board considers the following factors: (i) the operating and financial performance of the Company, (ii) the competitive market data provided by Aon Hewitt, our external compensation consultant, as presented to the Board by our Senior Vice President, Human Resources, (iii) the Board's assessment of the CEO's individual performance, and (iv) the prevailing economic conditions. The CEO recommends to our Board compensation for the Company's other executive officers based on his assessment of each executive officer's area of responsibility, individual and business unit performance, overall contribution, the competitive market data provided by Aon Hewitt and prevailing economic conditions. The Board approves the compensation arrangements for each executive officer.

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

        As part of our review of competitive pay practices, we engaged Aon Hewitt in 2011 to conduct a total market review to determine whether executive officer total compensation opportunities were competitive. Companies used for the executive compensation pay comparison included a broad group of companies similar in size to ServiceMaster. In consultation with Aon Hewitt, we developed a comparison group (the "Peer Group") consisting of 70 diversified or service, retail and manufacturing companies with revenues ranging from approximately one-third to two and one-half times our revenues. The decision to set that range was made on Aon Hewitt's recommendation due to our diversified business model and the comparability of compensation levels within that particular revenue range. Aon Hewitt performed a regression analysis to statistically adjust estimated market values to reflect our revenue size. Companies in the Peer Group may change on a year-to-year basis as a result of the availability of the companies' compensation data in surveys conducted by Aon Hewitt. We continually review the Peer Group and may from time-to-time adjust the companies comprising the group to better reflect competitors in our industry, companies with similar business models and companies that compete in our labor markets for talent. For 2011, the Peer Group consisted of the following companies:

Peer Group

Abercrombie & Fitch Co. ACCO Brands Corporation Alberto-Culver Company Andersen Corporation Anixter International Inc. Ann Inc.	AptarGroup, Inc. AutoZone, Inc. Avery Dennison Corporation Big Lots, Inc. Blockbuster Inc.	Brink's Home Security Holdings, Inc. CDW Corporation Chipotle Mexican Grill, Inc. Church & Dwight Company The Clorox Company

Darden Restaurants, Inc.
Dick's Sporting Goods, Inc.
The Dun & Bradstreet
    Corporation
Dunkin' Brands Group, Inc.
Elizabeth Arden, Inc.
Energizer Holdings, Inc.
Equifax Inc.
Essilor of America, Inc.
The Estée Lauder
    Companies Inc.
Fiserv, Inc.
Flowserve Corporation
Furniture Brands
    International, Inc.
Hallmark Cards, Inc.
Hanesbrands Inc.
Harland Clarke Holdings
    Corp.
Hasbro, Inc.
Henkel Corporation	Herbalife Ltd.
IMS Health Incorporated
Iron Mountain Incorporated
Jarden Corporation
Kohler Co.
L'Oreal USA, Inc.
Leggett & Platt, Incorporated
Lennox International Inc.
Luxottica Group S.p.A.
Masco Corporation
Mattel, Inc.
Mead Johnson Nutrition
    Company
Mohawk Industries, Inc.
Newell Rubbermaid Inc.
The Nielsen Company
Nu Skin Enterprises, Inc.
OfficeMax Incorporated
The Pantry, Inc.
PetSmart, Inc.
PVH Corp.	Pier 1 Imports, Inc.
Pitney Bowes Inc.
RadioShack Corporation
Ross Stores, Inc.
S.C. Johnson & Son, Inc.
The Scotts Miracle-Gro
    Company
The Sherwin-Williams
    Company
Sodexho Marriott
    Services, Inc.
Solo Cup Company
Steelcase Inc.
Tiffany & Co.
The Timberland Company
Tupperware Brands
    Corporation
Unisys Corporation
UTI Worldwide Inc.
V.F. Corporation
Williams-Sonoma, Inc.

         In determining 2011 executive compensation, we relied on the Peer Group data provided by Aon Hewitt in 2011 and adjusted it to mirror general market merit increases, as identified in market salary increase surveys sponsored by compensation consulting organizations. We then evaluated base pay and annual bonuses for our executives as discussed below. Differences in total compensation generally reflect the tenure, relevant experience, expertise and performance of the individual executive officer within his role.

Base Salary

        Base salaries for executive officers are reviewed annually by the Board during our merit review process at the beginning of each year. To determine base salaries for executive officers, we first review market data and target base salaries at the market median of the Peer Group. The base salary for each NEO is then determined by adjusting the amount according to the NEO's experience relative to industry peers, time in his position, individual performance, future potential and leadership qualities. In 2011, when a detailed review was performed, the base salary of Mr. Spainhour was at 95 percent of the median of the Peer Group, the base salary for Mr. Steve Martin in the position of CFO was below the median of the Peer Group, the base salary for Mr. Brackett as the President of Terminix was also below the median of the Peer Group and the base salary for Mr. David Martin as our Controller was within competitive ranges of the median of the Peer Group. Base salaries were increased for each NEO who was an employee in April 2011 based on the Board's assessment of the individual's contribution to the sustained success of the Company (except for Mr. Mullany whose salary was set in February 2011 as part of his hiring). The Board may also review and adjust base salaries in situations where an individual takes on additional duties, such as Mr. Brackett leading both the TruGreen and Terminix businesses for a significant period in 2011. The salary increases for these NEOs in 2011 ranged from 2.0 percent to 35.9 percent. Base salaries for the newly hired CEO, CFO and business unit presidents were set at levels that were competitive with market segment salaries and recognized the skills and experience of each officer.

        The following table sets forth information regarding the 2011 base salaries for our NEOs.

2011 Salary Table

Named Executive Officer	Aggregate Increase %	Base Salary
Harry J. Mullany(1)	N/A	$1,000,000
J. Patrick Spainhour(2)	N/A	$985,000
Roger A. Cregg(1)	N/A	$600,000
David W. Martin(3)	3.0%	$300,000
Steven J. Martin(2)	2.0%	$408,000
Thomas G. Brackett(4)	35.9%	$530,000
Thomas J. Coba(1)	N/A	$425,000
Charles M. Fallon(1)	N/A	$500,000

(1)
Salaries provided for in the offer of employment for each of the NEOs hired during 2011.

(2)
Messrs. Spainhour and Steven Martin were no longer employed by the company as of December, 31, 2011. The amounts shown reflect their base salary as of their departure dates (March 31, 2011 and May 15, 2011, respectively).

(3)
Mr. David Martin also received an additional $70,000 in base salary for his service as the interim CFO.

(4)
Mr. Brackett received a salary increase of 15.4 percent on May 1, 2011 to recognize his leadership of both the Terminix and TruGreen businesses following the departure of the former President of TruGreen in May 2011. His salary was further increased by 11.1 percent on August 1, 2011 to more closely align his salary with market levels for a business unit president. He received an additional salary adjustment of 6.0 percent on December 1, 2011 to recognize his appointment as president of TruGreen and to appropriately align his salary relative to another newly hired business unit president.

Annual Bonus Plan

        The Annual Bonus Plan ("ABP"), our annual cash incentive program, is designed to reward the achievement of specific pre-set financial results measured over the fiscal year. Each participant is assigned an annual incentive target expressed as a percentage of base salary. For the NEOs, these targets ranged from 50 percent to 100 percent of base salary. Mr. David Martin has been assigned an annual target bonus of 50 percent in his capacity as Senior Vice President and Controller of the Company, but was assigned a target bonus of 65 percent during the period he served as interim CFO. He was guaranteed a minimum incremental bonus under the ABP of $50,000 above his calculated bonus as Senior Vice President, Controller and Chief Accounting Officer. The actual awards are calculated based on year-end salary.

        To encourage our executive officers to focus on short-term Company (and, where applicable, business unit) goals and financial performance, incentives under the ABP are based on the performance of the Company with respect to the following measures at both a corporate consolidated and, where applicable, a business unit level:

  •
  Adjusted Comparable Operating Performance ("ACOP"), which is calculated by making the following adjustments to operating income: (i) adding back depreciation and amortization related to assets established or re-valued as a result of the Merger; (ii) adding back non-cash trade name impairments; (iii) adding back non-cash stock-based compensation; (iv) adding back restructuring charges; (v) adding back management and consulting fees; (vi) adding back key executive transition charges; and (vii) adjusting for other normalization items as approved by the Board, which, for 2011, included adjustments related to a business disruption in American Home Shield caused by a third party service provider and schedule adjustments for implementation of a new CRM system by American Home Shield;

  •
  Revenue; and

  •
  Cash Flow, which is calculated by making the following adjustments to ACOP: (i) adding back depreciation and amortization (excluding depreciation and amortization related to assets established or re-valued as a result of the Merger); (ii) subtracting capital expenditures; and (iii) adjusting for the change in net working capital.

        These performance measures were selected as the most appropriate measures upon which to determine annual bonuses because they are the primary metrics that management and the Equity Sponsors use to measure the performance of the Company for purposes unrelated to compensation. All of the opportunity for payment under the ABP to our NEOs is based on these performance measures.

        In addition to the performance measures discussed above, payments under the ABP were also subject to the achievement of a minimum level of performance ("Gate") on a fourth financial measure. The Gate is calculated by adjusting prior year ACOP to add back depreciation and amortization (excluding depreciation and amortization related to assets established or re-valued as a result of the Merger). In order to achieve any payment under the ABP, the Gate had to be achieved at the corporate consolidated and, where applicable, business unit levels. For 2011, the Gates applicable to our NEOs were $274.6 million and $560.5 million at the Terminix and corporate consolidated levels, respectively.

        For executive officers holding positions within corporate headquarters functions, such as the CEO and CFO positions, ABP payments are based 100 percent on overall Company performance. For executive officers in charge of a business unit, payments are based on both Company and business unit performance.

        Performance targets are established by the Board toward the beginning of each year and are based on expected performance in accordance with the Company's and, where applicable, the business unit's approved business plan for the year. In the event the Company and, where applicable, the business unit achieve the performance targets, payout under the ABP would be 100 percent of a specified percentage of the executive's base salary. In the event the Company and, where applicable, the business unit do not achieve the performance targets, a lesser bonus may be earned if the Company and, where applicable, the business unit meet or exceed the threshold amounts for the performance targets, which are generally equal to the previous year's results achieved for the applicable performance measure. In the event the Company exceeds the performance targets, the amount of the bonus will increase accordingly. There is no maximum payout under the ABP on the theory that we pay for performance and our executives should receive additional compensation when we exceed our performance goals. The components and weightings of the performance measures are reviewed and determined annually by the Board to reflect Company strategy.

        The tables below provide information regarding the 2011 ABP for our participating NEOs, including the performance goals and the weight assigned to each, the thresholds required for minimum payout, and the payout as a percentage of the target bonus if the threshold or target performance is met. The performance goals and relative weightings reflect the Board's objective of ensuring that a substantial amount of each NEO's total compensation is tied to Company and, where applicable, business unit performance.

2011 ABP Weighting, Threshold and Target Performance Goals

Participating NEO(1)	Organizational Weighting	Performance Weighting	Threshold ($ in 000s)	Target ($ in 000s)	% of Target Performance for Threshold Payout	% Payout With Threshold Performance
Harry J. Mullany	100% ServiceMaster	50% ServiceMaster ACOP	$465,573	$509,788	91.3%	48.0%
Roger A. Cregg		30% ServiceMaster Revenue	$3,127,394	$3,272,275	95.6%	73.4%
David W. Martin		20% ServiceMaster Cash Flow	$442,380	$465,658	95.0%	70.0%
Thomas G. Brackett(2)	20% ServiceMaster	20% ServiceMaster ACOP	$465,573	$509,788	91.3%	48.0%
	80% Terminix	35% Terminix ACOP	$239,021	$256,650	93.1%	58.8%
		35% Terminix Revenue	$1,157,346	$1,213,376	95.4%	72.3%
		10% Terminix Cash Flow	$242,585	$244,785	99.1%	94.6%

(1)
Due to their departures before July 1, 2011, Messrs. Spainhour and Steve Martin were not eligible for 2011 ABP payments. Messrs. Fallon and Coba were not eligible for a payout under the ABP provision requiring employment prior to the beginning of the fourth quarter.

(2)
Mr. Brackett transferred business units from Terminix to TruGreen on December 5, 2011 and as such was measured based on the results of Terminix for all of 2011.

        The "% of Target Performance for Threshold Payout" is equal to threshold performance (which is generally equal to the prior year's actual performance) divided by the current year's target goal. The payout levels for performance between threshold and target are based on a 6:1 ratio—for every one percent of achievement above threshold performance levels, the plan pays out six additional percentage points of the targeted payout. The Board has found the 6:1 ratio to be an effective motivator to improve over the prior year's results. The payout scale above target is a 4:1 ratio—for every one percent of achievement above target, the plan pays an additional four percentage points of the targeted payout. The payout scale below target is based on a somewhat higher ratio to underscore the importance of achieving target performance and to provide a more significant penalty for every percentage point performance is below target. The payout scale above target increases from a 4:1 ratio to a 6:1 ratio for all performance measures if the plan's ACOP target is achieved for those NEOs whose bonus is based on the consolidated Company performance. The payout scale above target increases from a 4:1 ratio to a 6:1 ratio for all business unit performance measures if the plan's business unit revenue target is achieved for those NEOs who are in charge of a business unit. Increasing the above target payout scale for these components is intended to emphasize the importance of achieving the corporate ACOP and the business unit revenue components.

        The 2011 ABP target payout opportunity for each participating NEO (see table below) was based on our review of Peer Group data and the importance of the NEO's position relative to the overall financial success of the Company. The following table sets forth information regarding the 2011 performance under the ABP, including the percentage of performance target attained and the percentage of target bonus earned. Due to their departures before July 1, 2011, Messrs. Spainhour and Steve Martin were not eligible for 2011 ABP payments. Messrs. Fallon and Coba were not eligible for a payout under the 2011ABP provision requiring employment prior to the beginning of the fourth quarter.

2011 ABP Performance

Participating NEO	Target % of Salary	% of ServiceMaster Target ACOP Attained	% of ServiceMaster Target Revenue Attained	% of ServiceMaster Target Cash Flow Attained	Business Unit	% of Business Unit Target ACOP Attained	% of Business Unit Target Revenue Attained	% of Business Unit Target Cash Flow Attained	% of Target Bonus Earned
Harry J. Mullany	100.0%	102.4%	98.0%	103.9%	Corporate	N/A	N/A	N/A	108.1%
Roger A. Cregg	70.0%	102.4%	98.0%	103.9%	Corporate	N/A	N/A	N/A	108.1%
David W. Martin(1)	50.0%	102.4%	98.0%	103.9%	Corporate	N/A	N/A	N/A	108.1%
Thomas G. Brackett(2)	65.0%	102.4%	N/A	N/A	Terminix	104.2%	98.3%	102.6%	106.3%

(1)
During the year, Mr. David Martin was appointed to the role of interim CFO, as of April 29, 2011. In connection with such appointment he received, in addition to his base salary, an additional $10,000 per month, with a guaranteed minimum of $70,000 total, during his tenure in this interim role through August 28, 2011. Mr. David Martin also received an increase in his bonus target under the 2011 ABP to 65 percent from 50 percent of his base salary during his tenure in this interim role, with a guaranteed minimum incremental bonus award of $50,000.

(2)
Mr. Brackett transitioned from leading Terminix to TruGreen on December 5, 2011 and as such was measured on the results of Terminix for all of 2011.

2011 ABP Payments

        The following table sets forth information regarding the ABP payments to the participating NEOs.

Participating NEO	% of Salary Paid at Target Performance	Base Salary	Actual % of Target Achieved	Total Bonus Award
Harry J. Mullany(1)	100.0%	$1,000,000	108.1%	$927,338
Roger A. Cregg(1)	70.0%	$600,000	108.1%	$155,544
David W. Martin(2)	50.0%	$300,000	108.1%	$212,216
Thomas G. Brackett	65.0%	$530,000	106.3%	$366,238

(1)
Messrs. Mullany and Cregg joined the company during 2011 and as such received a pro-rated total bonus award based on the number of days employed by the Company during 2011. Although not applicable due to the Company's performance in 2011, Messrs. Mullany and Cregg were guaranteed minimum bonuses under the ABP of $500,000 and $71,918, respectively. Both Messrs. Mullany and Cregg earned bonuses for 2011 that exceeded their guaranteed bonuses. The guaranteed portion of the 2011 ABP payments for these officers are included in the Summary Compensation Table in the "Bonus" column.

(2)
During the year, Mr. David Martin was appointed to the role of interim CFO, as of April 29, 2011. In connection with such appointment he received, in addition to his base salary, an additional $10,000 per month, with a guaranteed minimum of $70,000 total, during his tenure through August 28, 2011. Mr. David Martin also received an increase in his bonus target under the 2011 ABP to 65 percent from 50 percent of his base salary during his tenure in this interim role, with a guaranteed minimum incremental bonus award of $50,000.

Discretionary Bonuses

        For 2011, the Board approved discretionary bonuses for Messrs. Mullany and Brackett. Mr. Mullany received a discretionary bonus of $172,662 for his strategic and operational leadership from his hire date in February. As CEO, Mr. Mullany developed and implemented a strategic planning process for the Company, created a vision and mission for the Company, built a leadership team that is highly engaged and has overseen the Company when it produced the highest level of increase in EBIT in the Company's recent history. The Board approved a discretionary bonus of $200,000 for Mr. Brackett to recognize his leadership of both the Terminix and TruGreen businesses beginning in May 2011 following the departure of the former President of TruGreen to early December 2011 when he was appointed the President of TruGreen and Mr. Fallon was hired and appointed as President of Terminix. These discretionary bonuses were in addition to the payments under the ABP described above. These bonuses are included in the Summary Compensation Table in the "Bonus" Column.

Sign-On Bonuses

        The Company has included sign-on bonuses for newly hired executives as a part of the new hire compensation offer. The sign-on bonus is generally intended to compensate the executive for the lost value of existing compensation arrangements at the executive's prior employer or as otherwise negotiated. The sign-on bonus also is used to provide a compensation offer that differentiates our offer of employment and serves to attract the executive who frequently has other available opportunities. The Company paid sign-on bonuses to Messrs. Mullany, Cregg, Coba and Fallon as part of their new hire offers. These sign-on bonuses were paid in cash amounts of $1,750,000 for Mr. Mullany, $100,000 for Mr. Cregg and $400,000 for Mr. Coba. In lieu of a cash sign-on bonus, Mr. Fallon received a RSU award with a grant date fair value of $100,000, with such RSUs vesting one-third per year on the first, second and third anniversaries of the grant date. The sign-on bonus for Mr. Mullany was subject to repayment provisions if Mr. Mullany voluntarily terminated his employment without good reason prior to February 22, 2012. The sign-on bonus for Mr. Cregg is subject to a prorata repayment provision if he terminates employment from the Company prior to the first anniversary of his hire date. The sign-on bonus for Mr. Coba is subject to a prorata repayment provision if he terminates employment with the Company prior to the second anniversary of his hiring date.

Long-Term Incentive Plan

        Our long-term equity incentive plan is designed to retain key executives and to align the interests of our executives with the achievement of sustainable long-term growth and performance. For 2011, our NEOs participated in the MSIP.

MSIP

        The MSIP provides certain key employees of ServiceMaster (including all of our NEOs) with the opportunity to invest in shares of Holdings' common stock, receive RSUs and to receive options to purchase shares of Holdings' common stock. For each share of common stock or DSU acquired by an NEO, Holdings granted such NEO up to four matching options to purchase shares of Holdings' common stock, except in the case of Mr. Mullany, where Holdings granted five matching options. In addition, Mr. Mullany also received RSUs valued at one-half the aggregate purchase price of the shares purchased and Superperformance Options equal to one-tenth the number of additional matching options granted. Superperformance Options will vest (i) before a public offering if the fair market value of the common stock, as determined by the Holdings' Compensation Committee, is at least $25 per share, and (ii) after a public offering if the closing price of the common stock on the principal exchange on which it is traded equals or exceeds $25 per share for 20 consecutive trading days. Holdings has also awarded RSUs to both newly hired executives and longer-tenured NEOs. Unlike equity awards at publicly traded companies, these investment opportunities are not available to the general public and present an employment reward opportunity as well as subjecting the executive officer to liquidity risks and transfer restrictions. Generally, our policy has been to provide this opportunity to invest and receive options at one time only, either shortly after the closing of the acquisition of ServiceMaster in 2007 or upon hire or promotion, if later. We do not typically supplement the NEOs stock awards with subsequent annual stock option awards. Holdings could, however, decide, from time to time, to grant additional equity awards to certain key employees, including our NEOs, in order to recognize outstanding performance or otherwise as Holdings may determine is in the best interest of the Company, such as Holdings did in 2011 for equity awards granted to Messrs. Brackett and David Martin (see below). The MSIP investment opportunities provided to any executive officer or the executive officers as a group are entirely at the discretion of Holdings. Although the investment opportunities and grants of stock options and RSUs are made to our executive officers by Holdings rather than by the Company, they are an integral part of the total rewards package provided to the executive officers. The costs of these transactions are borne by the Company and are reflected in our financial statements.

        We believe that the opportunity to purchase shares and to receive options to purchase shares of Holdings' stock and grants of RSUs encourages our executive officers to focus on our long-term performance, thereby aligning their interests with the interests of Holdings' stockholders. The purchase of shares under the MSIP allows executive officers to increase their stake in the Company's performance by putting their own financial resources at risk. Additionally, through stock option and RSU grants, the executive officers are encouraged to focus on sustained increases in stockholder value. Specifically, we believe the granting of stock options and RSUs assists the Company to:

  •
  Enhance the link between the creation of stockholder value and long-term executive incentive compensation;

  •
  Maintain competitive levels of total compensation; and

  •
  Provide value for key executives enabling the Company to retain key leaders.

        Consistent with our historical practices, Messrs. Mullany, Cregg, Fallon and Coba purchased shares and were awarded both stock options and RSUs in conjunction with their offer of employment and subsequent beginning of service with the Company. Each of our NEOs accepted the offer to purchase Holdings' shares of common stock and has already purchased shares and received a grant of options to purchase additional shares. Each participating NEO purchased shares for cash.

        Pursuant to the terms of his offer of employment, Mr. Mullany was granted matching options at a rate of five options per share purchased as a result of negotiations during the hiring process and the matching options were considered important to the Company's ability to hire Mr. Mullany, given that he had other employment opportunities available. Mr. Mullany was also awarded RSUs and Superperformance options based on his initial purchase of shares. Mr. Mullany was also provided the opportunity to elect to purchase additional shares valued up to $1,100,000 in aggregate on the first and second anniversaries of his hire date (February 22, 2012 and February 22, 2013) and receive five matching stock options for each share purchased, RSUs valued at one-half the aggregate purchase price of any additional shares purchased, and Superperformance Options equal to one-tenth the number of additional matching options granted. In addition, pursuant to the terms of his offer of employment, Mr. Coba has been provided an opportunity to purchase shares valued up to $1 million and receive four matching options for each share purchased for a period of up to one year from his date of hire, but no later than the date of a public offering. In 2011, Mr. Coba purchased $300,000 worth of shares leaving him with a remaining opportunity to purchase shares valued up to $700,000.

        In 2011, Holdings granted additional equity awards to Messrs. Brackett and David Martin to recognize their increased responsibilities during 2011. Mr. David Martin was awarded 20,000 stock options in May 2011 to recognize his appointment as the interim CFO. These options vest ratably over a four year period and were granted with an exercise price equal to the fair market value of

Holdings' common stock on the date of grant. The fair market value of Holdings' common stock is determined by Holdings' Compensation Committee based on its review of valuation reports prepared by third party consultants, the performance of ServiceMaster and other market factors. Mr. Brackett received an award of 20,000 performance-based RSUs in August 2011 to recognize his leadership of both Terminix and TruGreen. These RSUs will vest as follows: (i) up to 10,000 units will vest on December 31, 2012, and (ii) up to 10,000 units will vest on December 31, 2013 based on Holdings' Compensation Committee's subjective assessment of Mr. Brackett's achievement of certain qualitative performance conditions in 2012 and 2013. No specific performance goals were established for Mr. Brackett's performance-based RSUs. Due to the discretionary nature of these performance-based RSUs, a grant date fair value is not reflected in the executive compensation tables (Summary Compensation Table, Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End) below for 2011 and will be reflected for Mr. Brackett in the year the performance-based RSUs are earned, if at all.

        Shares purchased by Messrs. Spainhour and Steve Martin were repurchased by Holdings in 2011 subsequent to their departures from the Company, consistent with the MSIP and the stock subscription agreement entered into at the time of purchase. Additionally, Mr. Spainhour exercised 450,000 stock options following his retirement. Those shares were also subsequently repurchased by Holdings in 2011 at the fair market value ($11 per share) on the date of repurchase.

Retirement Benefits

        Employees, including the NEOs, are generally eligible to participate in the ServiceMaster Profit Sharing and Retirement Plan (the "PSRP"). The PSRP is a qualified 401(k) defined contribution plan. The Company provides for a matching contribution in the PSRP where employees receive a dollar-for-dollar match on the first one percent of their contributions, and then a $0.50-per-dollar match on the next two percent to six percent contributed. We also maintain the ServiceMaster Deferred Compensation Plan (the "DCP"), which is a non-qualified supplemental retirement plan designed to afford certain highly compensated employees (including the NEOs, executive officers and certain other employees) the opportunity to defer additional amounts of compensation on a pre-tax basis, over and above the amounts allowed under the PSRP. The DCP permits these employees to defer their obligation to pay taxes on certain elements of the compensation that they are entitled to receive. All deferred amounts under the DCP are subject to earnings or losses based on the investments selected by the individual participants. The Company believes that provision of the DCP is important as a recruitment and retention tool as many, if not all, of the companies with which the Company competes for executive talent provide a similar plan to their senior employees and the cost to the Company of providing this benefit is minimal. The Company provides no match for employee contributions under the DCP.

Employee Benefits and Executive Perquisites

        We offer a variety of health and welfare programs to all eligible employees, including the NEOs. The NEOs are eligible for the same health and welfare benefit programs on the same basis as the rest of the Company's employees, including medical and dental care coverage, life insurance coverage and short- and long-term disability.

        The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our compensation goal of enabling the Company to attract and retain superior executives for key positions. The perquisites provided to our NEOs are memberships in social and professional clubs and, for Messrs Mullany and Fallon, commuting expenses. Expenses associated with relocation of newly hired executives (including income tax gross-ups on taxable relocation expense reimbursements) are paid to certain executives pursuant to our relocation policy and are based on standard market practices for executive level relocations.

        Mr. Mullany is also provided with personal use of Company aircraft and certain spousal travel. We have established a policy regarding our CEO's personal use of the Company aircraft (the "Aircraft Policy"). The Aircraft Policy provides that the CEO shall reimburse the Company for personal use of the Company aircraft exceeding 50 hours annually. Any amount so reimbursed to the Company shall be applied to reduce the executive's taxable income arising from the personal use. In addition to the personal usage allowed under the Aircraft Policy, Mr. Mullany is also eligible to receive up to $85,000 per year in each of 2011 and 2012 to reimburse commuting expenses pending his relocation. Mr. Mullany may utilize commercial flights, private charter service or the Company aircraft for his commuting travel. To the extent Mr. Mullany utilizes commercial flights or a private charter, the actual amount paid by the Company on his behalf is applied toward his maximum commuting benefit of $85,000 per annum. If Mr. Mullany utilizes the Company aircraft for commuting purposes, the amount applied toward his annual commuting benefit is calculated under the income imputation rules established by the IRS for personal use of company aircraft. These rules require the cost of each flight to be estimated by applying published IRS per mile rates based on the size of the aircraft to the total miles flown. Mr. Mullany did not exceed his $85,000 maximum commuting benefit in 2011, calculated in accordance with IRS income imputation rules. This method of calculation has been affirmed by the Board.

Employment Arrangements

        The Company generally executes an offer of employment prior to the time an executive joins the Company, which describes the basic terms of the executive's employment, including his or her start date, starting salary and ABP bonus target and any signing bonus or equity awards granted at the commencement of his or her employment. The terms of the executive's employment are thereafter based on sustained good performance rather than contractual terms, and the Company's policies will apply as warranted. During 2011, the Company and Messrs. Cregg, Fallon and Coba executed employment letters memorializing the terms of their offers of employment.

        Under certain circumstances, the Company recognizes that special arrangements with respect to an executive's employment may be necessary or desirable. In 2011, the Company entered into an employment agreement with Mr. Mullany setting forth the terms of his employment as CEO of ServiceMaster. In addition, in connection with Mr. Fallon's hire, the Company and Mr. Fallon entered into a severance agreement setting forth certain severance benefits to be received by Mr. Fallon upon a qualifying termination of employment. Please see the narrative following the Grants of Plan-Based Awards table and the Potential Payments Upon Termination or Change in Control section for a description of the agreements with Messrs. Mullany and Fallon.

Post-Termination Compensation

        Holdings entered into a retirement agreement on September 8, 2010 with Mr. Spainhour in conjunction with the announcement of his plan to retire from the Company. This agreement is described below under the Potential Payments Upon Termination or Change in Control heading in this Item 11. In connection with Mr. Spainhour's retirement, Holdings extended the option exercise period on 525,000 options from three months to three years following his departure date. This extension of the option exercise period was considered a stock option modification and resulted in additional stock compensation expense of $546,684 in 2010. In addition, during 2011, Mr. Steve Martin received severance benefits in connection with his departure from the Company. Please see the Potential Payments Upon Termination or Change in Control section in this Item 11 for further information regarding the benefits that Messrs. Spainhour and Steve Martin are entitled to in connection with their respective departures.

        All of the other NEOs, except Mr. Mullany and Mr. Fallon, as discussed elsewhere, are covered under ServiceMaster's standard policy or practice as in effect at the time employment is terminated. The terms of these post-termination arrangements are described in detail below under the Potential Payments Upon Termination or Change in Control section in this Item 11.

REPORT OF THE BOARD OF DIRECTORS

        The Company's Board of Directors has reviewed the Compensation Discussion and Analysis and discussed it with management and, based on such review and discussions, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.

Kenneth A. Giuriceo
David H. Wasserman

2011 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Harry J. Mullany	2011	856,482	(4)	2,422,662	(5)	950,004	3,614,120	427,338	161,140	8,431,746
Chief Executive Officer
J. Patrick Spainhour	2011	246,250	(6)	0		0	0	0	739,007	985,257
Former Chief Executive Officer	2010	976,250		0		0	546,684	666,648	83,938	2,273,520
	2009	950,000		0		0	0	628,865	45,527	1,624,392
Roger A. Cregg	2011	206,250	(4)	171,918	(7)	825,000	1,316,362	83,626	23,135	2,626,291
Chief Financial Officer
David W. Martin	2011	367,800	(8)	50,000	(9)	0	72,400	162,216	257	652,673
Former interim Chief Financial Officer; SVP, Controller & Chief Accounting Officer
Steven J. Martin	2011	151,001	(6)	0		0	0	0	620,670	771,671
Former Chief Financial Officer	2010	364,583		0		600,000	0	175,968	8,113	1,148,664
	2009	350,000		0		0	0	150,596	8,575	509,171
Thomas G. Brackett	2011	450,833		200,000	(10)	0	0	366,238	8,832	1,025,903
President—TruGreen
Thomas J. Coba	2011	40,246	(4)	400,000	(11)	660,000	585,803	0	24	1,686,073
President—ServiceMaster Clean, Merry Maids
Charles M. Fallon	2011	37,879	(4)	0		759,990	2,148,000	0	19	2,945,888
President—Terminix

(1)
The amounts in this column reflect the aggregate grant date fair value of RSUs awarded. The assumptions used in the valuation of RSU awards are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2011 included in Item 8 of this Annual Report on Form 10-K.

(2)
The amounts in this column reflect the aggregate grant date fair value of stock options awarded, including the Superperformance Options awarded to Mr. Mullany. The assumptions used in the valuation of option awards are disclosed in the Stock-Based Compensation footnote to the audited financial statements for the fiscal year ended December 31, 2011 included in Item 8 of this Annual Report on Form 10-K. In addition, for the Superperformance Options, the likelihood of achieving the market condition required for vesting was included in the determination of the grant date fair value of the options. Under FASB Accounting Standards Codification Topic 718, the vesting condition related to the Superperformance Options is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value in excess of the amount reflected in the table above that could be calculated and disclosed based on achievement of the market condition.

(3)
Amounts in this column for 2011 are detailed in the All Other Compensation (2011) table below.

(4)
This salary figure reflects the actual partial year salary paid during 2011 from the NEO's hiring date through the end of the year. The hiring dates of the NEO's hired in 2011 were as follows: Mr. Mullany—February 22, 2011; Mr. Cregg—August 29, 2011; Mr. Coba—November 28, 2011; Mr. Fallon—December 5, 2011.

(5)
This amount represents a sign-on bonus of $1,750,000 paid at the commencement of Mr. Mullany's service with the Company, the guaranteed portion of his ABP bonus of $500,000 and a discretionary bonus of $172,662. Mr. Mullany earned an ABP bonus for 2011 that exceeded his guaranteed bonus. The remainder of his ABP bonus earned for 2011 is reported in the "Non-Equity Incentive Plan Compensation" column of this table.

(6)
The salaries presented for Messrs. Spainhour and Steven Martin are the actual salaries paid through their departure dates of March 31, 2011 and May 15, 2011, respectively.

(7)
This amount represents a sign-on bonus of $100,000 paid at the commencement of Mr. Cregg's service with the Company and his guaranteed annual ABP bonus of $71,918 that was provided under the terms of his offer letter. Mr. Cregg earned an ABP bonus for 2011 that exceeded his guaranteed ABP bonus. The remainder of his ABP bonus earned for 2011 is reported in the "Non-Equity Incentive Plan Compensation" column of this table.

(8)
Mr. David Martin's salary includes an additional $70,000 allowance as additional salary for his service as the interim CFO.

(9)
This amount represents Mr. David Martin's guaranteed ABP bonus for his service as the interim CFO.

(10)
Mr. Brackett's 2011 bonus represents a discretionary bonus paid to Mr. Brackett for his leadership as President of both the TruGreen and Terminix businesses for a substantial portion of the year.

(11)
This amount represents a sign-on bonus of $400,000 paid at the commencement of Mr. Coba's service with the Company.

All Other Compensation (2011)

Named Executive Officer	Perquisites and Other Personal Benefits ($)		Company Paid Life Insurance Premiums ($)	Company Contributions to PSRP ($)(1)	Separation Payment ($)		Tax Payment(s) ($)(2)	Total ($)
Harry J. Mullany	148,939	(3)	220	8,575	0		3,406	161,140
J. Patrick Spainhour	0		257	0	738,750	(4)	0	739,007
Roger A. Cregg	16,074	(5)	88	500	0		6,473	23,135
David W. Martin	0		257	0	0		0	257
Steven J. Martin	0		94	5,140	615,436	(6)	0	620,670
Thomas G. Brackett	0		257	8,575	0		0	8,832
Thomas J. Coba	0		24	0	0		0	24
Charles M. Fallon	0		19	0	0		0	19

(1)
The PSRP is the Company's tax-qualified retirement savings plan.

(2)
Tax payments related to moving expenses were paid to Messrs. Mullany and Cregg.

(3)
Mr. Mullany's perquisites include personal use of the corporate aircraft ($68,130), reimbursement of personal air transportation costs ($31,415), personal ground transportation costs (5,409), Company-provided membership fees ($1,133) for one business and social dining club, Company-paid moving expenses ($10,895) related to his hiring, Company-provided auto allowance ($13,125), reimbursement of expenses related to the continuation of his benefits through COBRA ($10,982) and reimbursement of legal expenses related to the review of his employment agreement ($7,850). The incremental cost of the use of the Company aircraft included in the table above is calculated based on the variable operating costs to ServiceMaster, including fuel costs, mileage, trip-related maintenance, universal weather-monitoring costs, on-board catering, lamp/ramp fees and other miscellaneous variable costs based on occupied seat hours. Fixed costs, which do not change based on usage, such as pilot salaries, the lease costs of the Company aircraft and the cost of maintenance not related to trips are excluded. The compensation for personal use of the Company aircraft calculated based on the variable operating costs incurred is typically greater than the amount calculated under the income imputation rules established by the IRS for personal use of company aircraft. The aggregate cost of other perquisites and personal benefits is measured on the basis of the actual cost to the Company.

(4)
This amount represents separation payments to Mr. Spainhour and is discussed in the Potential Payments Upon Termination or Change in Control section in this Item 11.

(5)
The amount listed reflects Company-paid moving expenses ($15,686) and Company-provided membership fees ($388) for one business and social dining club for Mr. Cregg.

(6)
This amount represents separation payments to Mr. Steve Martin and is discussed in the Potential Payments Upon Termination or Change in Control section in this Item 11. The amount includes $15,692 for accrued vacation paid with severance.

Grants of Plan-Based Awards (2011)

        The amounts listed in the table below in the column entitled Estimated Future Payouts Under Non-Equity Incentive Plan Awards represent the potential 2011 earnings under the ABP, which is a non-equity incentive plan. The threshold amount is the minimum earned amount if threshold performance is attained for all performance measures. There is no maximum in this plan. The NEOs with Company-wide responsibilities earned payouts for 2011 under our ABP equal to 108.1 percent of the target payout. Mr. Brackett earned a payout under the ABP equal to 106.3 percent of his target payout. Messrs. Spainhour and Steve Martin were not eligible for a payout under the 2011 ABP as they departed the Company prior to July 1, 2011. Messrs. Fallon and Coba were not eligible for a payout under the ABP provision requiring employment prior to the beginning of the fourth quarter. Additional information is discussed under the heading, Annual Bonus Plan, in the Compensation Discussion and Analysis section above in this Item11.

										All Other Option Awards: Number of Securities Underlying Options (#)(3)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#)(2)
											Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards(5)
Named Executive Officer	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(1)	Maximum (#)
Harry J. Mullany	N/A	N/A	600,121	1,000,000	None
	2/22/2011	2/16/2011							86,364	0	0	950,004
	2/22/2011	2/16/2011							0	863,635	$11.00	3,397,347
	2/22/2011	2/16/2011				N/A	86,364	N/A	0	0	$11.00	216,773
J. Patrick Spainhour	N/A	N/A	591,120	985,000	None
Roger A. Cregg	N/A	N/A	252,051	420,000	None
	8/29/2011	8/12/2011							75,000	0	N/A	825,000
	9/27/2011	9/27/2011							0	363,636	$11.00	1,316,362
David W. Martin	N/A	N/A	90,018	150,000	None
	9/27/2011	9/27/2011							0	20,000	$11.00	72,400
Steven J. Martin	N/A	N/A	156,032	260,000	None
Thomas G. Brackett	N/A	N/A	223,688	344,500	None
Thomas J. Coba	11/28/2011	11/14/2011							60,000	0	N/A	660,000
	12/16/2011	12/16/2011							0	109,088	$11.00	585,803
Charles M. Fallon	12/5/2011	11/30/2011							69,090	0	N/A	759,990
	12/16/2011	12/16/2011							0	400,000	$11.00	2,148,000

(1)
Represents Superperformance Options granted as a component of the new hire offer to Mr. Mullany. These options will vest (i) before a public offering if the fair market value of the common stock, as determined by the Holdings' Compensation Committee, is at least $25 per share, and (ii) after a public offering if the closing price of the common stock on the principle exchange on which it is traded equals or exceeds $25 per share for 20 consecutive trading days.

(2)
Represents RSU awards granted as a component of the new hire offer to Messrs. Mullany, Cregg, Coba and Fallon. These units will vest at a rate of one-third per year on each of the first three anniversaries of their grant dates.

(3)
Represents the number of stock options granted as a component of the new hire offer to Messrs. Mullany, Cregg, Coba and Fallon. The stock option award for Mr. David Martin was in recognition of his leadership as the interim CFO during 2011. Options listed in this column become exercisable on the basis of passage of time and continued employment over a four-year period, with one-fourth becoming exercisable on each anniversary following the date of grant.

(4)
The exercise price was based on the fair market value of the options on the date of grant, as established by Holdings' Compensation Committee.

(5)
Represents the aggregate grant date fair value of RSU and stock option awards detailed in the prior columns. The assumptions used in the valuation of both RSU and stock option awards are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2011 included in Item 8 of this Annual Report on Form 10-K. In addition, for the Superperformance Options, the likelihood of achieving the market condition required for vesting was included in the determination of the grant date fair value of the options.

Employment Arrangements

Retirement Agreement with Mr. Spainhour

        Holdings entered into a retirement agreement with Mr. Spainhour on September 8, 2010. Mr. Spainhour's retirement agreement provided for severance benefits equal to two times his highest annual base salary and highest annual target bonus upon his retirement. The agreement also extended the period of time to exercise his vested non-matching stock options (a total of 525,000 options) from three months to three years following his retirement. After his retirement, Holdings repurchased 300,000 shares from Mr. Spainhour. This represents all of Mr. Spainhour's shares of his original investment in Holdings. Additionally, Mr. Spainhour exercised 450,000 stock options following his retirement. Those shares were also subsequently repurchased by Holdings in 2011 at the fair market value ($11 per share) on the date of repurchase. The Company will continue medical, prescription drug and life insurance for Mr. Spainhour and his dependents until his 65th birthday, May 2, 2015, with expenses shared in the same proportion as prior to his retirement.

        Mr. Spainhour's severance benefits were subject to his signing a general release and observing covenants not to compete, solicit nor disclose confidential information.

Employment Agreement with Mr. Mullany

        On February 22, 2011, ServiceMaster announced that Harry J. Mullany III had been elected to serve as CEO of ServiceMaster, succeeding Mr. Spainhour, effective March 31, 2011. Mr. Mullany's employment with ServiceMaster commenced on February 22, 2011 pursuant to an employment agreement with Holdings, dated February 16, 2011. From February 22, 2011 through March 30, 2011, Mr. Mullany served in a transitional role to enable the smooth transfer of executive responsibilities from Mr. Spainhour to Mr. Mullany. Under his employment agreement, Mr. Mullany receives an annual base salary of $1 million, and a target annual incentive bonus opportunity of 100 percent of his base salary, each prorated for 2011 to reflect the period during which he was employed by the Company in 2011. Additionally, for the 2011 performance year, Mr. Mullany was guaranteed a minimum annual bonus of $500,000 and received a signing bonus of $1.75 million.

        Mr. Mullany's employment agreement provides for severance benefits as described below under Potential Payments Upon Termination or Change in Control.

        In connection with his commencement of employment, Mr. Mullany purchased $1.9 million of common stock of Holdings at a price of $11 per share. At his discretion, Mr. Mullany may elect to purchase up to an aggregate of $1.1 million of additional common stock of Holdings at its then-current fair market value over the next two years. In connection with his initial and subsequent equity investments, Mr. Mullany will be (or, in the case of his initial investment, has been) awarded RSUs and nonqualified stock options under the MSIP. He will receive (or, in the case of his initial investment, has received) RSUs worth half the aggregate fair market value, as determined under the MSIP, of his initial and subsequent investments, and these RSUs will vest at a rate of one-third per year on each of the first three anniversaries of their grant dates. Additionally, for each share of common stock he purchases in his initial and subsequent investments, he will receive (or, in the case of his initial investment, has received) nonqualified stock options to purchase five shares at an exercise price equal to the fair market value of a share of common stock at the time of the option grant ("Matching Options"). The Matching Options vest at a rate of one-fourth per year on each of the first four anniversaries of the grant date. Finally, for each ten Matching Options that Mr. Mullany is awarded, he will also be awarded (or, in the case of his initial investment, has been awarded) one Superperformance Option with an exercise price equal to the fair market value of a share of common stock at the time of the option grant. Based on Mr. Mullany's initial equity investment, he acquired 172,727 shares of Holdings common stock and was granted 86,364 RSUs, 863,635 Matching Options, and 86,364 Superperformance Options.

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

        Mr. Mullany's employment agreement also entitles him to an automobile allowance of $15,000 per year and commuting expenses up to $85,000 for 2011 and 2012.

        Mr. Mullany's employment agreement is for a term of three years, commencing on February 22, 2011, subject to automatic one-year renewals thereafter, absent termination notice by either party. A failure by Holdings to renew the agreement will constitute a termination of Mr. Mullany's employment without cause for purposes of his severance benefits.

Employment Offers to Messrs. Cregg, Fallon and Coba

        At the time Messrs. Cregg, Fallon and Coba were hired ServiceMaster provided each with an offer letter that set forth his initial base salary and initial annual target bonus opportunity under our ABP, with the actual payouts under the ABP subject to the satisfaction of performance targets established by the Board each year. In addition, Mr. Cregg's offer letter provided that he would be guaranteed a minimum ABP bonus for 2011 and 2012 of at least 50 percent of his target bonus, with the 2011 bonus being prorated for his service time with the Company in 2011. Base salary, target annual bonus and all other compensation are subject to approval each year by the Board. In addition, the offer letters provided that each would be offered a grant of stock options to be made in connection with their purchase of Holdings' common stock. Messrs. Cregg, Fallon and Coba received such grants of options in 2011 as disclosed in the Summary Compensation Table. Messrs. Cregg, Fallon and Coba received 75,000, 60,000 and 60,000 RSUs, respectively, as a part of their offer of employment. Additionally, cash sign-on bonuses of $100,000 for Mr. Cregg and $400,000 for Mr. Coba were provided in their offer letters. Mr. Fallon's offer letter provided for a grant of RSUs with a grant date fair value equal to $100,000 and Mr. Fallon received 9,090 RSUs during 2011 in satisfaction of this provision. As an inducement for Mr. Fallon to join the Company, we agreed to provide him with a commuting allowance of $100,000 during his first year of employment and $50,000 for his second year.

        The Company has provided for additional discretionary bonuses for Messrs. Fallon and Brackett. These bonuses are of identical design and are intended to foster greater collaboration and synergy between the Terminix and TruGreen businesses. These discretionary bonuses provide for a payment of up to $100,000 for 2012 and $100,000 for 2013 to each of Messrs. Fallon and Brackett, with the actual amounts earned determined in the sole discretion of Holdings' Compensation Committee. These bonus payouts, if any, will be made at the same time as payments under the ABP for 2012 and 2013. Additionally, Messrs. Fallon and Brackett may elect to receive stock option awards in lieu of cash, with up to 15,000 options to be issuable for 2012 and up to 10,000 options to be issuable for 2013. The number of options may be prorated based on Holdings' Compensation Committee's assessment of their performance.

        The Company entered into a severance agreement with Mr. Fallon upon his hire, the details of which are described below under Potential Payments Upon Termination or Change in Control.

MSIP

        Stock options were awarded to Mr. David Martin to recognize his service as interim CFO prior to the hire of Mr. Cregg. Messrs. Mullany, Cregg, Fallon and Coba were awarded stock options as an integral part of their new hire offer. These stock option awards were granted at a level equal to four times the number of shares they purchased, except in Mr. Mullany's case as he received five times the number of shares purchased and Mr. Mullany also received RSUs and Superperformance Options based on his initial purchase of shares. Messrs. Cregg, Fallon and Coba received RSUs as part of their new hire compensation. Mr. Brackett received an award of performance-based RSUs to recognize his leadership of TruGreen and Terminix during 2011. All stock options and RSUs currently held by the NEOs are shown in the Outstanding Equity Awards at Fiscal Year-End (2011)

table below with the exception of the performance-based RSUs awarded to Mr. Brackett. No specific performance goals were established for Mr. Brackett's performance-based RSUs. Instead, the performance-based RSUs awarded to Mr. Brackett vest over a period of two years based on Holdings' Compensation Committee's subjective assessment of Mr. Brackett's achievement of certain qualitative performance conditions in 2012 and 2013. Due to the discretionary nature of the vesting requirements of these awards, they have not been in included in the Outstanding Equity Awards at Fiscal Year-End (2011) table.

        The MSIP and an employee stock option agreement govern each option award and provide, among other things, that the options vest in equal installments over the first four years of the ten-year option term. Mr. Mullany's Superperformance Options will vest (i) before a public offering if the fair market value of the common stock, as determined by the Holdings' Compensation Committee, is at least $25 per share, and (ii) after a public offering if the closing price of the common stock on the principle exchange on which it is traded equals or exceeds $25 per share for 20 consecutive trading days. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. The MSIP and an RSU award agreement govern each RSU award and provide, among other things, that the RSUs vest in equal annual installments over a period of three years. Holders of RSUs have no rights as a stockholder, including voting rights. Holders of RSUs are; however, entitled to dividend equivalents if a dividend is declared on Holdings common stock. For more information on the MSIP, see Compensation Discussion and Analysis—Long-Term Incentive Plan above. See Potential Payments Upon Termination or Change in Control below for information regarding the cancellation or acceleration of vesting of stock options and RSUs upon certain terminations of employment or a change in control.

Outstanding Equity Awards at Fiscal Year-End (2011)

		Option Awards					Stock Awards(1)
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)(4)
Harry J. Mullany	2/22/2011	0	863,635		$11.00	2/22/2021
	2/22/2011	0		86,364	$11.00	2/22/2021
	2/22/2011						86,364	1,209,096
J. Patrick Spainhour	12/19/2007	525,000	0		$10.00	12/19/2017
Roger A. Cregg	8/29/2011						75,000	1,050,000
	9/27/2011	0	363,636		$11.00	9/27/2021
David W. Martin	12/19/2007	155,000	0		$10.00	12/19/2017
	9/24/2010						26,666	373,324
	9/27/2011	0	20,000		$11.00	9/27/2021
Steven J. Martin	N/A
Thomas G. Brackett	12/19/2007	425,000	0		$10.00	12/19/2017
	9/24/2010						43,333	606,662
Thomas J. Coba	11/28/2011						60,000	840,000
	12/16/2011	0	109,088		$11.00	12/16/2021
Charles M. Fallon	12/5/2011						69,090	967,260
	12/16/2011	0	400,000		$11.00	12/16/2021

(1)
Represents RSUs to be settled in stock under the MSIP. RSUs become vested and will settle on the basis of passage of time and continued employment over a three-year period, with one-third becoming vested on each anniversary following the grant date.

(2)
Represents options to purchase shares of Holdings' common stock granted under the MSIP. Options become exercisable on the basis of passage of time and continued employment over a four-year period, with one-fourth becoming exercisable on each anniversary following the grant date.

(3)
Represents Superperformance Options to purchase shares of Holdings' common stock granted under the MSIP. These options will vest before a public offering if the fair market value of the common stock as determined by the Holdings' Compensation Committee is at least $25 per share, and after a public offering if the closing price of the common stock on the principle exchange on which it is traded equals or exceeds $25 per share for 20 consecutive trading days.

(4)
Fair market value as of December 31, 2011 of $14 per share was determined by Holdings' Compensation Committee.

Option Exercises and Stock Vested (2011)

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Aquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)		Value Realized on Vesting ($)
Harry J. Mullany	0	0	0		0
J. Patrick Spainhour	450,000	450,000	0		0
Roger A. Cregg	0	0	0		0
David W. Martin	0	0	13,334	(1)	146,674
Steven J. Martin	0	0	0		0
Thomas G. Brackett	0	0	21,667	(1)	238,337
Thomas J. Coba	0	0	0		0
Charles M. Fallon	0	0	0		0

(1)
Reflects the vesting of RSUs in 2011. Messrs. David Martin and Brackett elected to surrender a portion of the shares that settled upon vesting of the RSUs to satisfy tax withholding obligations, resulting in net shares of 9,808 and 15,937, respectively.

Nonqualified Deferred Compensation Plans

        The table below sets forth information regarding the NEO's deferred compensation.

Nonqualified Deferred Compensation (2011)

Named Executive Officer	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)(2)
Harry J. Mullany	0	0	0	0	0
J. Patrick Spainhour	0	0	0	0	0
Roger A. Cregg	0	0	0	0	0
David W. Martin	0	0	1,680	0	7,840
Steven J. Martin(3)	0	0	5,450	(85,240)	21,949
Thomas G. Brackett	0	0	28,212	0	131,656
Thomas J. Coba	0	0	0	0	0
Charles M. Fallon	0	0	0	0	0

(1)
The amounts in this column do not represent above-market or preferential earnings, and therefore are not included in the Summary Compensation Table. For Messrs. David Martin and Brackett, the amounts in this column represent the increase in the value of their DSUs in 2011.

(2)
Messrs. David Martin and Brackett elected to allocate a portion of their eligible deferred compensation to invest in 560 and 9,404 DSUs, respectively, in 2007. The amounts in this column for Messrs. David Martin and Brackett represent the value of these DSUs.

(3)
Mr. Steve Martin received a partial distribution of his deferred compensation balance following his termination consistent with his distribution election.

Deferred Compensation Programs

        The DCP is a nonqualified deferred compensation plan designed to afford certain highly compensated employees the opportunity to defer up to 75 percent of their compensation on a pre-tax basis. Deferred amounts are credited with earnings or losses based on the rate of return of investments selected by the participants in the DCP. The Company, in its sole discretion, may make matching contributions, based on the amounts that are deferred by employees pursuant to the DCP. The Company chose not to make matching contributions for 2011. Distributions are paid at the time elected by the participant in accordance with the DCP.

        The DCP is not currently funded by the Company, and participants have an unsecured contractual commitment from the Company to pay the amounts due under the DCP. All plan assets are held in trust and are considered general assets of the Company. When such payments are due, the cash will be distributed from the DCP's trust.

        Participants in the 2007 offering under the MSIP were permitted to allocate eligible deferred compensation under the DCP to purchase DSUs, which represent the right to receive a share of Holdings common stock on the first to occur of (i) the participant's termination of employment, (ii) a fixed date selected by the participant or (iii) a change in control of Holdings. DSUs were acquired for $10 each. Messrs. Brackett and David Martin were the only NEOs who elected to allocate a portion of their eligible deferred compensation to purchase DSUs.

Potential Payments Upon Termination or Change in Control

Severance Benefits for NEOs

        Unless modified by separate agreement, upon a termination by the Company for cause, by the executive without good reason, or upon death or disability, we have no obligation to pay any prospective amounts or provide any benefits to our NEOs. Our obligations will consist of those obligations accrued at the date of termination, including payment of earned salary, vacation, reimbursement of expenses and obligations that may otherwise be payable in the event of death or disability. For this purpose, "cause" means a material breach by the executive of the duties and responsibilities of the executive (other than as a result of incapacity due to physical or mental illness) that is demonstrably willful and deliberate on the executive's part, committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach; or the commission by the executive of a felony or misdemeanor involving any act of fraud, embezzlement or dishonesty or any other intentional misconduct by the executive that materially and adversely affects the business affairs or reputation of the Company.

        Mr. Spainhour's retirement agreement provided for severance benefits equal to two times his highest annual base salary (a total of $1,970,000) and highest annual target bonus (a total of $1,970,000) upon his retirement. The severance benefits are payable over a two year period following Mr. Spainhour's retirement. The agreement also extended the period of time to exercise his vested non-matching stock options (a total of 525,000 options) from three months to three years following his retirement. After his retirement, Holdings repurchased 300,000 shares from Mr. Spainhour. Additionally, Mr. Spainhour exercised 450,000 stock options following his retirement. Those shares were also subsequently repurchased by Holdings in 2011 at the fair market value ($11 per share) on the date of repurchase. The Company will continue medical, prescription drug and life insurance for Mr. Spainhour and his dependents until his 65th birthday, May 2, 2015, with expenses shared in the same proportion as prior to his retirement for an estimated cost of $22,000. Mr. Spainhour's severance benefits were subject to his signing a general release and observing covenants not to compete, solicit, nor disclose confidential information.

        Mr. Mullany's employment agreement provides for severance benefits that if the Company were to terminate Mr. Mullany's employment without cause or Mr. Mullany terminates his employment for good reason, he would receive (i) continued payment of his monthly base salary for 24 months following the date of termination; (ii) continuation of health and certain other benefits for two years; (iii) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; (iv) a prorated bonus through his date of termination; and (v) an amount equal to two times his average annual bonus paid or payable to Mr. Mullany with respect to the two fiscal years immediately preceding the date of termination or, if Mr. Mullany has not received an annual bonus for either or both of those fiscal years immediately preceding the date of termination, such average to be calculated using his target annual bonus for such year or years, as applicable. Payments of Mr. Mullany's severance benefits are subject to Mr. Mullany's signing a general release of claims. Mr. Mullany is also subject to covenants not to compete, solicit nor disclose confidential information for two years following termination. Upon Mr. Mullany's retirement, death or disability, the Company shall pay to Mr. Mullany (or his executors or legal representatives) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; plus a prorated bonus through his date of termination.

        Mr. Steve Martin entered into a severance agreement with the Company that provided for a total severance benefit of $1,035,621, payable in 12 monthly installments that commenced on May 31, 2011. Mr. Steve Martin's severance benefits were subject to his signing a general release and observing covenants not to compete, solicit nor disclose confidential information.

        The Company entered into a severance agreement with Mr. Fallon upon his hire that provides that if the Company were to terminate Mr. Fallon's employment without cause or Mr. Fallon terminates his employment for good reason, he would receive (i) continued payment of his monthly base salary for 12 months following the date of termination; (ii) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; (iii) if his date of termination is after June 30 of a fiscal year, a prorated bonus through his date of termination; and (iv) an amount equal to the annual bonus paid or payable to Mr. Fallon with respect to the fiscal year immediately preceding the date of termination or, if Mr. Fallon has not received an annual bonus for the fiscal year immediately preceding the date of termination, his target annual bonus for such year. Upon Mr. Fallon's retirement, death or disability, the Company shall pay to Mr. Fallon (or his executors or legal representatives) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; plus if his date of termination is after June 30 of a fiscal year, a prorated bonus through his date of termination.

        Other than the employment agreements with Messrs. Mullany and Fallon, the Company does not currently offer employment agreements or change in control agreements to newly hired executive officers. The Board periodically reassesses the need to offer these types of arrangements and may decide to do so in the future. As officers who report directly to our CEO, Messrs. Cregg, Coba and Brackett are eligible to receive severance if terminated without cause. Under ServiceMaster's practice in effect as of December 31, 2011, in the event of such termination, an amount equal to one times base salary plus target bonus for the year of termination, and, if termination occurs after June 30 of a year, a prorated portion of the bonus earned under the ABP, would be payable to the terminated executive at the same time as annual bonuses are paid to other executives for the applicable year. Mr. David Martin, as a member of senior management, would be eligible for the same severance benefits as stated above.

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

        If an executive's employment is terminated by the Company without cause before there is a public offering of Holdings' common shares, all unvested options and RSUs immediately terminate and Holdings and certain Equity Sponsors have the right to repurchase shares owned by the executive at fair market value. If Holdings and certain Equity Sponsors choose not to exercise their repurchase rights following an involuntary termination without cause, the executive may require Holdings to repurchase the executive's shares at fair market value. Upon such a termination, the executive may exercise vested options before the first to occur of (i) the three month anniversary of the executive's termination of employment or (ii) the expiration of the options' normal term, after which date such options are cancelled. The executive's right to require Holdings to repurchase shares at the then fair market value does not extend to shares obtained through the exercise of options. Mr. Spainhour exercised stock options following his retirement.

        If an executive voluntarily terminates his employment for any reason before there is a public offering of Holdings' common shares, all unvested options and RSUs immediately terminate and Holdings and certain Equity Sponsors have the right to purchase shares owned by the executive at the then fair market value. Upon such a termination, the executive may exercise vested options before the first to occur of (i) the three-month anniversary of the executive's termination of employment (one-year anniversary in the case of retirement) and (ii) the expiration of the options' normal term, after which date such options are cancelled. If the executive's voluntary termination is because of the executive's retirement and if Holdings and certain Equity Sponsors choose not to exercise their repurchase rights, the executive may require Holdings to repurchase purchased shares at fair market value. The executive's right to require Holdings to repurchase shares at fair market value does not extend to shares obtained through the exercise of options. See discussion above under Severance Benefits for NEOs for a discussion of the treatment of Mr. Spainhour's options following his retirement. During 2011, shares were repurchased from Messrs. Spainhour and Steve Martin subsequent to their respective departures. The shares Mr. Spainhour acquired pursuant to the stock option exercise were later repurchased by the Company following a specified holding period.

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

Payment Upon Death, Disability, Qualifying Termination, or Change in Control as of December 31, 2011

        The following table sets forth information regarding the value of payments and other benefits payable by the Company to each of the NEOs employed by the Company as of December 31, 2011 in the event of death, disability, qualifying termination or change in control. The amounts shown do not include payments of compensation that have previously been deferred as disclosed under the Nonqualified Deferred Compensation (2011) table. Except as otherwise noted below, the amounts shown assume termination or change in control effective as of December 31, 2011 and a fair market value of Holdings common stock on December 31, 2011 of $14 per share, as determined by Holdings' Compensation Committee.

Potential Payments Upon Death, Disability, Qualifying Termination or Change in Control (2011)

Named Executive Officer	Event	Base Salary and Target Bonus ($)(1)	Payment of Current Year Bonus ($)(2)	Acceleration of Vesting of Stock Options ($)(3)	Acceleration of Vesting of RSUs ($)(3)	Health & Welfare ($)	Total Payments ($)
Harry J. Mullany	Death	0	357,534	2,590,905	344,512	0	3,292,951
	Disability	0	427,338	2,590,905	344,512	0	3,362,755
	Qualifying Termination	4,000,000	427,338	0	0	21,710	4,449,048
	Change in Control	0	0	2,849,997	1,209,096	0	4,059,093
Roger A. Cregg	Death	0	143,835	1,090,908	118,902	0	1,353,645
	Disability	0	155,544	1,090,908	118,902	0	1,365,354
	Qualifying Termination	1,020,000	155,544	0	0	0	1,175,544
	Change in Control	0	0	1,090,908	1,050,000	0	2,140,908
David W. Martin	Death	0	200,000	60,000	50,120	0	310,120
	Disability	0	212,216	60,000	50,120	0	322,336
	Qualifying Termination	450,000	212,216	0	0	0	662,216
	Change in Control	0	0	60,000	373,324	0	433,324
Thomas G. Brackett	Death	0	344,500	0	81,438	0	425,938
	Disability	0	366,238	0	81,438	0	447,676
	Qualifying Termination	874,500	366,238	0	0	0	1,240,738
	Change in Control	0	0	0	886,662	0	886,662
Thomas J. Coba	Death	0	0	327,264	25,312	0	352,576
	Disability	0	0	327,264	25,312	0	352,576
	Qualifying Termination	701,250	0	0	0	0	701,250
	Change in Control	0	0	327,264	840,000	0	1,167,264
Charles M. Fallon	Death	0	0	1,200,000	22,960	0	1,222,960
	Disability	0	0	1,200,000	22,960	0	1,222,960
	Qualifying Termination	825,000	0	0	0	0	825,000
	Change in Control	0	0	1,200,000	967,260	0	2,167,260

(1)
Calculations are based upon the terms previously discussed under Severance Benefits for NEOs.

(2)
Because termination is assumed to occur on the last day of the performance period for the 2011 ABP, amounts shown for Disability and Qualifying Termination are the same as those reflected in the 2011 ABP Payments Table, except for Mr. Mullany who received the $500,000 guaranteed portion of his ABP payment prior to year-end. The amounts are payable upon an involuntary termination without cause (and for Messrs. Mullany and Fallon upon voluntary termination for good reason). The amounts shown for Death reflect ABP payments at the NEOs target award percentage.

(3)
As noted above in the section entitled MSIP, upon a change in control, death or disability, all or portions of unvested stock options and RSUs become vested and exercisable. The values in the table were based on a value of $14 per share at December 31, 2011, and option exercise prices of $10 and $11, as applicable.

Director Compensation

        Our directors are principals of CD&R, which is party to a consulting agreement with the Company and Holdings, pursuant to which CD&R provides Holdings and its subsidiaries with financial advisory and management consulting services in exchange for a fee. For a discussion of this agreement and other agreements between the Company, Holdings and the Equity Sponsors, see Item 13 of this Annual Report on Form 10-K. The Company does not currently separately compensate our directors for their service on our Board.

Board Interlocks and Insider Participation

        No member of the Company's Board was at any time during 2011 an officer or employee of the Company or any of our subsidiaries nor is any such person a former officer of the Company or any of our subsidiaries. The CEO recommends to the Board the compensation for the Company's other executive officers based on his assessment of each executive officer's individual responsibility, individual and business unit performance, overall contribution, the competitive market data provided by Aon Hewitt (as presented to the Board by our Senior Vice President of Human Resources) and

prevailing economic conditions. Our directors are principals of CD&R. See Item 13 of this Annual Report on Form 10-K below for a discussion of agreements between ServiceMaster and the Equity Sponsors and their affiliates.

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

        The following table sets forth information as of March 6, 2012 with respect to the ownership of the common stock of Holdings by:

  •
  each person known to own beneficially more than five percent of the common stock of Holdings;

  •
  each of our directors;

  •
  each of the current and former executive officers named in the Summary Compensation Table appearing under Item 11 of this Annual Report on Form 10-K; and

  •
  all of our current executive officers and directors as a group.

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

        Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Addresses for the Equity Sponsors are set forth in the footnotes to the table.

Name of Beneficial Owner	Number of Shares Owned	Percent of Class (%)
Clayton, Dubilier & Rice Fund VII, L.P. and related funds(1)	90,610,000	65.74
StepStone Group LLC managed funds(2)	19,840,774	14.40
BACSVM-A, LP and related funds(3)	10,000,000	7.26
JPMorgan Chase Funding Inc.(4)	10,000,000	7.26
Citigroup Capital Partners II Employee Master Fund, L.P.(5)	5,159,226	3.74
Kenneth A. Giuriceo(6)	0	0
David H. Wasserman(6)	0	0
Harry J. Mullany III(7)	409,810	*
J. Patrick Spainhour(7)	525,000	*
Roger A. Cregg	90,909	*
David W. Martin(7)	204,808	*
Steven J. Martin	0	0
Thomas G. Brackett(7)	490,937	*
Charles M. Fallon	100,000	*
Thomas J. Coba	27,272	*
All current directors and executive officers as a group (10 persons)(7)(8)	1,948,58	1.40

*
Less than one percent.

(1)
Represents the following shares: (i) 60,000,000 shares of common stock held by Clayton, Dubilier & Rice Fund VII, L.P., whose general partner is CD&R Associates VII, Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (ii) 14,682,792 shares of common stock held by Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., whose general partner is CD&R Associates VII (Co-Investment), Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (iii) 10,500,000 shares of common stock held by CDR SVM Co-Investor L.P., whose general partner is CDR SVM Co-Investor GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; (iv) 5,000,000 shares of common stock held by CDR SVM Co-Investor No. 2 L.P., whose general partner is CDR SVM Co-Investor No. 2 GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; and (v) 427,208 shares of common stock held by CD&R Parallel Fund VII, L.P., whose general partner is CD&R Parallel Fund Associates VII, Ltd. CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd. are each managed by a three-person board of directors, and all board action relating to the voting or disposition of these shares requires approval of a majority of the applicable board. Joseph L. Rice, III, Donald J. Gogel and Kevin J. Conway, as the directors of each of CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd., may be deemed to share beneficial ownership of the shares shown as beneficially owned by Clayton, Dubilier & Rice, Fund VII, L.P., Clayton Dubilier & Rice Fund VII (Co-Investment), L.P., CDR SVM Co-Investor L.P., CDR SVM Co-Investor No. 2 L.P. and CD&Rice Parallel Fund VII, L.P.. Such persons disclaim such beneficial ownership.

  Each of CD&R Associates VII, Ltd., CD&R Associates VII, L.P. and CD&R Investment Associates VII, Ltd. expressly disclaims beneficial ownership of the shares held by Clayton, Dubilier & Rice Fund VII, L.P., as well as of the shares held by each of Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CD&R Parallel Fund VII, L.P., CDR SVM Co-Investor L.P. and CDR SVM Co-Investor No. 2 L.P. Each of CDR SVM Co-Investor GP Limited and CDR SVM No. 2 GP Limited expressly disclaims beneficial ownership of the shares held by each of CDR SVM Co-Investor L.P., Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CD&R Parallel Fund VII, L.P., and CDR SVM Co-Investor No. 2 L.P. CD&R Parallel Fund Associates VII, Ltd. expressly disclaims beneficial ownership of the shares held by each of CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CDR SVM Co-Investor L.P. and CDR SVM Co-Investor No. 2 L.P.

  The address for each of Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CD&R Parallel Fund VII, L.P., CD&R Associates VII, Ltd., CD&R Associates VII, L.P., CD&R Parallel Fund Associates VII, Ltd., CDR SVM Co-Investor L.P., CDR SVM Co-Investor L.P., CDR SVM Co-Investor No. 2 L.P. and CD&R Investment Associates VII, Ltd. is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands.

(2)
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

(3)
Represents shares held by BACSVM-A, LP, an affiliate of Bank of America Corporation, and Banc of America Capital Investors V, LP, an investment fund controlled by Ridgemont Equity Partners in which Bank of America Corporation has an indirect pecuniary interest. The address for BACSVM-A, LP, is c/o BAS Capital Funding Corporation, 100 N. Tyron, Charlotte, NC 28255. The address for Banc of America Capital Investors V, LP is c/o Ridgemont Equity Partners, 150 North College Street, Suite 2500, Charlotte, NC 28202.

(4)
JPMorgan Chase Funding Inc. is an affiliate of JPMorgan Chase & Co. The address for JPMorgan Chase Funding Inc. is 270 Park Avenue, New York, NY 10017.

(5)
Represents shares held by, Citigroup Capital Partners II Employee Master Fund, L.P., affiliate of Citigroup Inc. The address for Citigroup Capital Partners II Employee Master Fund, L.P., is c/o Citi Private Equity, 485 Lexington Avenue, 17th Floor, New York, NY 10017.

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

(7)
Includes shares which the current and former executive officers have the right to acquire prior to May 1, 2012 through the exercise of stock options as follows: Mr. Mullany, 215,909 shares; Mr. Spainhour, 525,000 shares; Mr. David Martin, 155,000 shares; and Mr. Brackett, 425,000 shares. All current executive officers as a group have the right to acquire 1,280,909 shares prior to May 1, 2012 through the exercise of stock options.

(8)
All employees of the Company as a group held 2,234,893 shares of common stock and DSUs as of December 31, 2011, constituting 1.62 percent of the total ownership of Holdings.

Equity Compensation Plan Information

        The following table contains information, as of December 31, 2011, about the amount of shares in Holdings, our indirect parent company, to be issued upon the exercise of outstanding options granted under the MSIP.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	10,327,459	$10.24	2,032,648
Equity compensation plans not approved by shareholders	—	—	—
Total	10,327,459	$10.24	2,032,648

(1)
The figures in this column reflect stock options and 703,785 RSUs granted to officers pursuant to the MSIP. For a description of the MSIP, please refer to Item 11, "Compensation Discussion and Analysis." The RSU figures above reflect the 20,000 performance-based RSUs granted to Mr. Brackett in 2011.

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

Stockholders Agreement

        Holdings has entered into a stockholders agreement, as amended (the "Stockholders Agreement"), with investment funds associated with or designated by the Equity Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with certain of the Equity Sponsors to elect (or cause to be elected) all of Holdings' directors. The directors include three designees of investment funds associated with CD&R (one of whom shall serve as the chairman and each of whom is entitled to three votes) and one designee of investment funds associated with Citigroup (now a designee of StepStone), subject to adjustment in the case investment funds associated with or designated by certain of the Equity Sponsors sell more than a specified amount of their shareholdings in Holdings. The Stockholders Agreement provides for our CEO to be a director of Holdings, as well as his successor as CEO, subject to the approval of the Holdings board and Clayton, Dubilier & Rice Fund VII, L.P. (the "Lead Investor"). The Stockholders Agreement grants to investment funds associated with the Equity Sponsors special governance rights, including rights of approval over certain corporate and other transactions and the right, without any liability, to pursue investment opportunities in businesses that directly or indirectly compete with the Company's businesses. The Stockholders Agreement also gives investment funds associated with the Equity Sponsors preemptive rights with respect to certain issuances of equity securities of Holdings and its subsidiaries, including ServiceMaster, subject to certain exceptions, and contains restrictions on the transfer of shares of Holdings, as well as tag-along rights and rights of first offer.

Registration Rights Agreement

        Holdings has entered into the Registration Rights Agreement with investment funds associated with or designated by certain of the Equity Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, in the case of the Lead Investor at any time and in the case of the other certain Equity Sponsors at least 18 months following the initial public offering of Holdings common stock, to cause Holdings, at its own expense, to use its best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. In the event Holdings registers any of its common stock following its initial public offering, these investment funds also have the right to require Holdings to use its best efforts to include shares of common stock of Holdings held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for Holdings to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of Holdings' securities.

Consulting Agreements

        In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provided the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees in each of the years ended December 31, 2011, 2010 and 2009 of $6.25 million. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R's election.

        In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. We understand that on September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. We understand that Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. The Company paid annual management fees of $0.5 million, $0.5 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded consulting fees related to these agreements in each of the years ended December 31, 2011, 2010 and 2009 of $1.25 million. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings. Effective January 1, 2012, the annual management fee payable to BAS was reduced to $0.25 million.

Indemnification Agreements

        Holdings and ServiceMaster have entered into indemnification agreements with certain of the Equity Sponsors and Holdings stockholders affiliated with certain of the Equity Sponsors, pursuant to which Holdings and ServiceMaster will indemnify those Equity Sponsors, the Holdings stockholders affiliated with those Equity Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of the consulting agreement, transaction fee agreement and advisory agreements described above under "Consulting Agreements" and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

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

Debt Purchases

        In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the 2015 Notes for a cost of $21.4 million. On December 21, 2011, the Company purchased from Holdings and retired $65.0 million in face value of the 2015 Notes for an aggregate purchase price of $68.0 million, which included payment of accrued interest of $3.0 million. During the years ended December 31, 2011, 2010 and 2009, the Company recorded interest expense of $6.8 million, $7.0 million and $6.9 million, respectively, related to 2015 Notes held by Holdings. During the years ended December 31, 2011, 2010 and 2009, the Company paid interest to Holdings in the amount of $10.0 million, $7.0 million and $6.5 million, respectively. Interest accrued by the Company and payable to Holdings as of December 31, 2010 amounted to $3.2 million. As a result of the purchase of the 2015 Notes from Holdings, the Company did not have interest payable to Holdings as of December 31, 2011.

Financing Arrangements with Related Parties

        Affiliates of JPMorgan (which is one of the Equity Sponsors) have provided investment banking and commercial banking services to us for which they have received customary fees and commissions. In addition, these parties have acted as agents and lenders to us under our Credit Facilities and as initial purchasers for the 2020 Notes, for which they have received customary fees, commissions, expenses and/or other compensation. The Company entered into Registration Rights Agreements with an affiliate of JPMorgan in connection with the issuance of the 2020 Notes.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Board selected Deloitte & Touche LLP as our independent auditors for 2011. The Board pre-approves all audit, audit-related and non-audit related services to be provided by our independent auditors.

        The following table presents, for 2011 and 2010, fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP. In accordance with the SEC's definitions and rules, "audit fees" are fees ServiceMaster paid Deloitte & Touche LLP for professional services for the audit of ServiceMaster's Consolidated Financial Statements included in ServiceMaster's Annual Report on Form 10-K, review of the financial statements included in ServiceMaster's quarterly reports on Form 10-Q and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of ServiceMaster's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any products and services provided by Deloitte & Touche LLP not included in the first three categories.

	2011	2010
(1) Audit Fees	$2,926,000	$3,060,050
(2) Audit-Related Fees(a)	$44,000	$44,000
(3) Tax Fees(b)	$541,614	$232,548
(4) All Other Fees(c)	$1,060,110	$100,000

(a)
Principally represents fees paid in connection with the audits of the employee benefit plan.

(b)
Includes $128,110 and $130,707 related to services rendered in connection with tax compliance and tax return preparation fees for 2011 and 2010, respectively.

(c)
Principally represents fees paid in connection with information technology consulting services in 2011 and due diligence services in 2010.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Schedules and Exhibits.

1.
Financial Statements

2.
Financial Statements Schedules

        The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	162
Schedule II—Valuation and Qualifying Accounts	163
3.
Exhibits

        The exhibits filed with this report are listed on pages 164-170 (the "Exhibit Index"). Entries marked by an asterisk next to the exhibit's number identify management compensatory plans, contracts or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SERVICEMASTER COMPANY
Date: March 6, 2012	By	/s/ HARRY J. MULLANY III Harry J. Mullany III Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARRY J. MULLANY III Harry J. Mullany III	Chief Executive Officer (Principal Executive Officer)	March 6, 2012
/s/ ROGER A. CREGG Roger A. Cregg	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2012
/s/ DAVID W. MARTIN David W. Martin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2012
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director	March 6, 2012
/s/ DAVID H. WASSERMAN David H. Wasserman	Director	March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The ServiceMaster Company
Memphis, Tennessee

        We have audited the consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated March 6, 2012 such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 6, 2012

SCHEDULE II
THE SERVICEMASTER COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2011
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$14,380	$39,081	$35,566	$17,895
Notes receivable	2,329	519	381	2,467
Income tax valuation allowance	15,437	48	9,209	6,276
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2010
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$15,827	$52,045	$53,492	$14,380
Notes receivable	2,251	923	845	2,329
Income tax valuation allowance	15,479	48	90	15,437
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2009
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$15,956	$41,423	$41,552	$15,827
Notes receivable	1,810	640	199	2,251
Income tax valuation allowance	16,874	822	2,217	15,479

(1)
Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2011 are primarily attributable to the reduction of net operating loss carryforwards and other tax attributes related to the dissolution of certain subsidiaries. Deductions for the income tax valuation allowance in other years are attributable to realization of deferred tax assets.

Exhibit Index

Description of Index

3.1	Amended and Restated Certificate of Incorporation, amended as of July 24, 2007, is incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated July 30, 2007 (File No. 001-14762 (the "2007 8-K")).

3.2	Amended and Restated By-Laws, amended as of July 24, 2007, are incorporated by reference to Exhibit 3.2 to the 2007 8-K.

4.1	Indenture dated as of August 15, 1997 between The ServiceMaster Company (the "Company") (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-32167 (the "1997 S-3")).

4.2	First Supplemental Indenture dated as of August 15, 1997 between the Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-14762).

4.3	Second Supplemental Indenture dated as of January 1, 1998 between the Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed February 26, 1998 (File No. 001-14762).

4.4	Third Supplemental Indenture dated as of March 2, 1998 between the Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 27, 1998 (File No. 001-14762 (the "1998 8-K")).

4.5	Form of 7.45% Note due August 14, 2027 is incorporated by reference to Exhibit 4.2 to the 1997 S-3.

4.6	Form of 7.10% Note due March 1, 2018 is incorporated by reference to Exhibit 4.1 to the 1998 8-K.

4.7	Form of 7.25% Note due March 1, 2038 is incorporated by reference to Exhibit 4.2 to the 1998 8-K.

4.8	Indenture, dated July 24, 2008, among the Company, the Subsidiary Guarantors from time to time parties thereto and Wilmington Trust FSB, as trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated July 24, 2008 (File No. 001-14762).

4.9	First Supplemental Indenture, dated August 13, 2008, among TruGreen LandCare, the Company, each existing Subsidiary Guarantor under the Indenture and Wilmington Trust FSB is incorporated by reference to Exhibit 4.3 to the registrant's Registration Statement on Form S-1 (File No. 333-154648 (the "2009 S-1")).

4.10	Indenture, dated as of February 13, 2012, among the Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 14, 2012 (File No. 001-14762 (the "2012 8-K")).

4.11	First Supplemental Indenture, dated as of February 13, 2012, among the Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the 2012 8-K.

4.12	Exchange and Registration Rights Agreement, dated February 13, 2012, by and among the Company, the Subsidiary Guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers, is incorporated by reference to Exhibit 4.3 to the 2012 8-K.

4.13	Second Supplemental Indenture, dated as of February 16, 2012, among the Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 16, 2012 (File No. 001-14762).

4.14	Exchange and Registration Rights Agreement, dated February 16, 2012, by and among the Company, the Subsidiary Guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers, is incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed February 16, 2012 (File No. 001-14762).

10.1	Term Loan Credit Agreement, dated as of July 24, 2007, among CDRSVM Acquisition Co., Inc., certain other Loan Parties (as defined therein), the lenders party thereto, and Citibank, N.A., as administrative agent (in such capacity, the "Term Loan Administrative Agent") and collateral agent (in such capacity, the "Term Loan Collateral Agent") and letter of credit facility issuing bank and JPMorgan Chase Bank, N.A., as syndication agent is incorporated by reference to Exhibit 10.1 to the 2007 8-K.

10.2	Term Loan Assumption Agreement, dated as of July 24, 2007, between CDRSVM Acquisition Co., Inc. and the Company is incorporated by reference to Exhibit 10.2 to the 2007 8-K.

10.3	Term Loan Amendment Letter, dated as of July 30, 2007, among the Company, the Commitment Letter Lenders and Joint Lead Arrangers (each as defined therein) parties thereto, and the other parties thereto is incorporated by reference to Exhibit 10.5 to the 2007 8-K.

10.4	Term Loan Assumption Agreement dated as of August 13, 2008, made by TruGreen LandCare in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.32 to the registrant's 2009 S-1.

10.5	Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.33 to the registrant's 2009 S-1.

10.6	Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.34 to the registrant's 2009 S-1.

10.7	Guarantee and Collateral Agreement, dated as of July 24, 2007, made by the Company and the other Granting Parties (as defined therein), in favor of the Term Loan Administrative Agent and the Term Loan Collateral Agent is incorporated by reference to Exhibit 10.3 to the 2007 8-K.

10.8	Security Agreement, dated as of July 24, 2007, made by the Company and ServiceMaster Consumer Services Limited Partnership, in favor of the Term Loan Collateral Agent and Term Loan Administrative Agent is incorporated by reference to Exhibit 10.4 to the 2007 8-K.

10.9	Revolving Credit Agreement, dated as of July 24, 2007, among the Company, certain other Loan Parties (as defined therein), the lenders party thereto, and Citibank, N.A., as administrative agent (in such capacity, the "Revolving Administrative Agent"), collateral agent (in such capacity, the "Revolving Collateral Agent") and issuing bank and JPMorgan Chase Bank, N.A., as syndication agent is incorporated by reference to Exhibit 10.6 to the 2007 8-K.

10.10	Revolving Credit Assumption Agreement, dated as of August 13, 2008, made by TruGreen LandCare in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.35 to the registrant's 2009 S-1.

10.11	Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen LandCare, L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.36 to the registrant's 2009 S-1.

10.12	Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.37 to the registrant's 2009 S-1.

10.13	Amendment No. 1 to Revolving Credit Agreement, dated as of February 2, 2011, among the Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent, is incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No 001-14762).

10.14	Extension Amendment No. 1 to Revolving Credit Agreement, dated as of January 30, 2012, among the Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent, is incorporated by reference to Exhibit 10.1 to the 2012 8-K.

10.15	Increase Supplement, dated as of January 30, 2012, between JPMorgan Chase Bank, N.A., as increasing lender, and the Company is incorporated by reference to Exhibit 10.2 to the 2012 8-K.

10.16	Intercreditor Agreement, dated as of July 24, 2007, between the Revolving Administrative Agent and Revolving Collateral Agent and the Term Loan Administrative Agent and Term Loan Collateral Agent is incorporated by reference to Exhibit 10.15 to the 2007 8-K.

10.17	Guarantee and Collateral Agreement, dated as of July 24, 2007, made by the Company and the other Granting Parties (as defined therein), in favor of the Revolving Collateral Agent and the Revolving Administrative Agent is incorporated by reference to Exhibit 10.7 to the 2007 8-K.

10.18	Security Agreement, dated as of July 24, 2007, made by the Company and ServiceMaster Consumer Services Limited Partnership, in favor of the Revolving Collateral Agent and Revolving Administrative Agent is incorporated by reference to Exhibit 10.8 to the 2007 8-K.

10.19		Amended and Restated Consulting Agreement, dated as of November 23, 2009, among the Company; ServiceMaster Global Holdings, Inc. ("Holdings"); and Clayton, Dubilier & Rice, LLC is incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No 001-14762 (the "2009 10-K")).

10.20		Form of Consulting Agreement entered into among the Company; Holdings; Citigroup Alternative Investments LLC (assigned to StepStone Group LLC in 2010); BAS Capital Funding Corporation; and JPMorgan Chase is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-14762).

10.21		Note Purchase Agreement, dated as of December 21, 2011, by and between the Company and Holdings is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 23, 2011 (File No. 001-14762).

10.22		Amendment to Consulting Agreement, dated December 22, 2011, by and among the Company, Holdings and BAS Capital Funding Corporation is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed December 23, 2011 (File No. 001-14762).

10.23		Amended and Restated Indemnification Agreement, dated as of November 23, 2009, among the Company; Holdings; Clayton, Dubilier & Rice, Inc.; Clayton, Dubilier & Rice Fund VII, L.P.; Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P.; CDR SVM Co-Investor L.P.; CD&R Parallel Fund VII, L.P.; Clayton, Dubilier & Rice, LLC; and Clayton, Dubilier & Rice Holdings, L.P is incorporated by reference to Exhibit 10.11 to the 2009 10-K.

10.24		Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and Banc of America Capital Investors V, L.P., BAS Capital Funding Corporation, BACSVM, L.P., Banc of America Strategic Investments Corporation, Banc of America Capital Management V, L.P., BACM I GP, LLC and BA Equity Co-Invest GP LLC is incorporated by reference to Exhibit 10.12 to the 2009 10-K.

10.25		Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and Citigroup Capital Partners II 2007 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holdings, L.P., CPE Co-Investment (ServiceMaster) LLC and Citigroup Private Equity LP is incorporated by reference to Exhibit 10.13 to the 2009 10-K.

10.26		Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and JP Morgan Chase Funding, Inc is incorporated by reference to Exhibit 10.14 to the 2009 10-K.

10.27	*	Annual Bonus Plan is incorporated by reference to Exhibit C to the April 16, 2003 Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders held May 21, 2003 (File No. 001-14762).

10.28	*	ServiceMaster Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 14, 2005 (File No. 001-14762).

10.29	*	Employment Agreement dated August 16, 2006, effective as of June 30, 2006, between the Company and J. Patrick Spainhour is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated August 15, 2006 (File No. 001-14762).

10.30	*	Letter Agreement with J. Patrick Spainhour, executed on September 8, 2010, related to calculation of Mr. Spainhour's benefits upon retirement is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-14762).

10.31	*	Employment Agreement dated as of February 16, 2011, by and between Harry J. Mullany III and Holdings is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 22, 2011 (File No. 001-14762 (the "2011 8-K")).

10.32	*	Amended and Restated Offer of Employment letter, dated March 24, 2010, between the Company and Steve Donly is incorporated by reference to Exhibit 10.34 to the 2009 10-K.

10.33	*	Separation Agreement and General Release entered into on April 29, 2011, between the Company and Steven J. Martin is incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-14762).

10.34	*	Offer Letter dated April 29, 2011, between the Company and David W. Martin related to his appointment as the Company's Interim Chief Financial Officer is incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-14762).

10.35	*	Separation Agreement and General Release entered into on May 16, 2011, between the Company and Stephen M. Donly is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-14762).

10.36	*	Employment Offer Letter executed on August 15, 2011, between the Company and Roger A. Cregg related to his appointment as the Company's Senior Vice President and Chief Financial Officer is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-14762).

10.37	*†	Employment Offer Letter dated November 3, 2011 and supplemental letter dated November 22, 2011, between the Company and Thomas J. Coba related to his appointment as the President of ServiceMaster Clean and Merry Maids.

10.38	*†	Employment Offer Letter dated November 15, 2011 and the letter of clarification dated December 1, 2011, between the Company and Charles M. Fallon related to his appointment as the President of Terminix.

10.39	*†	Thomas G. Bracket compensation letter dated December 2, 2011.

10.40	*†	Severance Agreement dated as of December 5, 2011, between the Company and Charles M. Fallon.

10.41	*	Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of February 16, 2011 (the "MSIP"), is incorporated by reference to Exhibit 10.6 to the 2011 8-K.

10.42	*	Form of Employee Stock Subscription Agreement under the MSIP is incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14762 (the "2007 10-K")).

10.43	*	Form of Employee Stock Option Agreement under the MSIP is incorporated by reference to Exhibit 10.32 to the 2007 10-K.

10.44	*	Form of Employee Deferred Share Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.33 to the 2007 10-K.

10.45	*	Form of Participation Agreement under the MSIP is incorporated by reference to Exhibit 10.34 to the 2007 10-K.

10.46	*	Form of Employee Stock Subscription Agreement under the MSIP related to stock option exercises is incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-14762).

10.47	*	Form of Employee Restricted Stock Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-14762).

10.48	*	Form of Employee Stock Subscription Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.2 to the 2011 8-K.

10.49	*	Form of Employee Restricted Stock Unit Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.3 to the 2011 8-K.

10.50	*	Form of Employee (Superperformance) Stock Option Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.4 to the 2011 8-K.

10.51	*	Form of Employee Stock Option Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.5 to the 2011 8-K.

10.52	*†	Employee Restricted Stock Unit Agreement, dated as of August 12, 2011, for performance-based RSUs awarded to Thomas G. Brackett.

10.53		First Amended and Restated Master Services Agreement, dated November 1, 2010, by and between ServiceMaster Consumer Services, L.P., and International Business Machines Corporation including the First Amended and Restated Transaction Document No. 1 thereunder and all related exhibits and schedules (portions omitted pursuant to registrant's request for confidential treatment filed with the Securities and Exchange Commission) is incorporated by reference to Exhibit 10.40 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No 001-14762).

10.54		Purchase Agreement among TruGreen Companies L.L.C. and Commercial Finance Services 110-A, LLC and, solely for purposes of complying with its obligations under Section 8.5 and Section 13.17, The ServiceMaster Company, dated as of April 21, 2011, is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 27, 2012 (File No. 001-14762).

10.55		Trademark License Agreement between TruGreen Companies L.L.C. and TruGreen LandCare L.L.C., dated as of April 21, 2011, is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed April 27, 2011 (File No. 001-14762).

12	†	Ratio of Earnings to Fixed Charges

21	†	Subsidiaries.

31.1	†	Certification of Chief Executive Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Chief Financial Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Extension Presentation Linkbase

*
Indicates management compensatory plan, contract or arrangement.

†
Filed herewith