Form 10-Q
period 2012-03-31
SERVICEMASTER CO
filed 2012-05-11
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At May 11, 2012, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Operating Revenue	$654,689	$614,671

Operating Costs and Expenses:
Cost of services rendered and products sold	386,588	370,569
Selling and administrative expenses	191,370	191,305
Amortization expense	17,989	26,363
Restructuring charges	3,990	2,589
Total operating costs and expenses	599,937	590,826

Operating Income	54,752	23,845

Non-operating Expense (Income):
Interest expense	64,814	68,515
Interest and net investment income	(2,642)	(2,193)
Loss on extinguishment of debt	39,193	—
Other expense	174	175

Loss from Continuing Operations before Income Taxes	(46,787)	(42,652)
Benefit for income taxes	(17,681)	(17,357)

Loss from Continuing Operations	(29,106)	(25,295)

Loss from discontinued operations, net of income taxes	(924)	(21,101)
Net Loss	$(30,030)	$(46,396)

Total Comprehensive Loss	$(22,778)	$(35,198)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position (Unaudited)

(In thousands, except share data)

	As of March 31, 2012	As of December 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$227,542	$328,930
Marketable securities	36,511	12,026
Receivables, less allowance of $19,728 and $20,362, respectively	383,885	374,200
Inventories	63,921	59,643
Prepaid expenses and other assets	85,366	38,295
Deferred customer acquisition costs	47,672	30,403
Deferred taxes	89,610	90,609
Assets of discontinued operations	—	17
Total Current Assets	934,507	934,123
Property and Equipment:
At cost	565,656	541,817
Less: accumulated depreciation	(251,948)	(235,058)
Net property and equipment	313,708	306,759

Other Assets:
Goodwill	3,167,622	3,161,980
Intangible assets, primarily trade names, service marks and trademarks, net	2,527,950	2,543,539
Notes receivable	22,238	23,322
Long-term marketable securities	116,993	130,456
Other assets	7,296	8,846
Debt issuance costs	40,164	37,798
Total Assets	$7,130,478	$7,146,823

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$97,022	$81,641
Accrued liabilities:
Payroll and related expenses	64,564	85,346
Self-insured claims and related expenses	72,880	73,071
Accrued interest payable	26,135	67,011
Other	65,864	70,103
Deferred revenue	546,320	473,242
Liabilities of discontinued operations	952	805
Current portion of long-term debt	51,726	51,838
Total Current Liabilities	925,463	903,057

Long-Term Debt	3,822,749	3,824,032

Other Long-Term Liabilities:
Deferred taxes	1,021,354	1,036,693
Liabilities of discontinued operations	—	2,070
Other long-term obligations, primarily self-insured claims	134,093	133,052
Total Other Long-Term Liabilities	1,155,447	1,171,815

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,465,971	1,464,293
Retained deficit	(240,192)	(210,162)
Accumulated other comprehensive income (loss)	1,040	(6,212)
Total Shareholder’s Equity	1,226,819	1,247,919
Total Liabilities and Shareholder’s Equity	$7,130,478	$7,146,823

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash and Cash Equivalents at Beginning of Period	$328,930	$252,698

Cash Flows from Operating Activities from Continuing Operations:
Net Loss	(30,030)	(46,396)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss from discontinued operations	924	21,101
Depreciation expense	17,852	16,800
Amortization expense	17,989	26,363
Amortization of debt issuance costs	3,310	3,515
Loss on extinguishment of debt	39,193	—
Call premium paid on retirement of debt	(32,250)	—
Premium received on issuance of debt	3,000	—
Deferred income tax benefit	(17,464)	(12,258)
Stock-based compensation expense	1,678	2,385
Restructuring charges	3,990	2,589
Cash payments related to restructuring charges	(3,358)	(1,258)
Change in working capital, net of acquisitions:
Current income taxes	(2,510)	(6,421)
Receivables	(7,597)	(270)
Inventories and other current assets	(61,243)	(74,099)
Accounts payable	17,908	19,625
Deferred revenue	73,064	82,187
Accrued liabilities	(65,570)	(44,493)
Other, net	9,233	1,362
Net Cash Used for Operating Activities from Continuing Operations	(31,881)	(9,268)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(29,859)	(25,427)
Sale of equipment and other assets	177	337
Acquisition of The ServiceMaster Company	—	(32)
Other business acquisitions, net of cash acquired	(5,959)	(7,760)
Notes receivable, financial investments and securities, net	(8,558)	2,933
Net Cash Used for Investing Activities from Continuing Operations	(44,199)	(29,949)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	600,000	—
Payments of debt	(611,217)	(10,242)
Debt issuance costs paid	(12,666)	(226)
Net Cash Used for Financing Activities from Continuing Operations	(23,883)	(10,468)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(186)	(1,074)
Cash used for investing activities:
Proceeds from sale of businesses	(1,239)	—
Other investing activities	—	(713)
Net Cash Used for Discontinued Operations	(1,425)	(1,787)

Cash Decrease During the Period	(101,388)	(51,472)

Cash and Cash Equivalents at End of Period	$227,542	$201,226

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The ServiceMaster Company (“ServiceMaster,” the “Company,” “we,” “us” or “our”) is a global company serving both residential and commercial customers. ServiceMaster’s services include lawn care, termite and pest control, home service contracts, cleaning and disaster restoration, house cleaning, furniture repair and home inspection. ServiceMaster provides these services through a network of company-owned, franchised and licensed locations operating primarily under the following leading brands: TruGreen, Terminix, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec.

The condensed consolidated financial statements include the accounts of ServiceMaster and its majority-owned subsidiary partnerships, limited liability companies and corporations. All consolidated ServiceMaster subsidiaries are wholly owned. ServiceMaster is organized into five principal reportable segments: TruGreen, Terminix, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters. Intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC (the “2011 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

On July 24, 2007 (the “Closing Date”), ServiceMaster was acquired pursuant to a merger transaction (the “Merger”), and, immediately following the completion of the Merger, all of the outstanding common stock of ServiceMaster Global Holdings, Inc. (“Holdings”), the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”), Citigroup Private Equity LP (“Citigroup”), BAS Capital Funding Corporation (“BAS”) and JPMorgan Chase Funding Inc. (“JPMorgan”). On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone Group LLC (“StepStone”) and its proprietary interests in such investment funds to Lexington Partners Advisors LP. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings. Affiliates of BAS continued to hold 10 million shares of Holdings until March 30, 2012, when an affiliate of BAS sold 7.5 million shares to Ridgemont Partners Secondary Fund I, L.P. (“Ridgemont” and together with CD&R, StepStone, JPMorgan, Citigroup Capital Partners II Employee Master Fund, L.P., an affiliate of Citigroup, and BACSVM-A, L.P., an affiliate of BAS, the “Equity Sponsors”).

Equity contributions totaling $1.431 billion, together with (i) borrowings under a then new $1.150 billion senior unsecured interim loan facility (the “Interim Loan Facility”), (ii) borrowings under a then new $2.650 billion senior secured term loan facility and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a then new $150.0 million pre-funded letter of credit facility (together with the senior secured term loan facility, the “Term Facilities”) were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under, a senior secured revolving credit facility (the “Revolving Credit Facility”). The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one-to-one basis into 10.75% senior notes maturing in 2015 (the “2015 Notes”).

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are included in the 2011 Form 10-K. The following selected accounting policies should be read in conjunction with the 2011 Form 10-K.

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

The Company has franchise agreements in its TruGreen, Terminix, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These fees are fixed and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $16.8 million and $16.4 million for the three months ended March 31, 2012 and 2011, respectively. Consolidated operating income from continuing operations was $54.8 million and $23.8 million for the three months ended March 31, 2012 and 2011, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $546.3 million and $473.2 million of deferred revenue as of March 31, 2012 and December 31, 2011, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home service contracts, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $47.7 million and $30.4 million as of March 31, 2012 and December 31, 2011, respectively.

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

The Company’s total comprehensive income (loss) consists primarily of net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translations.

The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the 2011 Form 10-K presented the significant areas requiring the use of management estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home service contracts and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Note 3. Restructuring Charges

The Company incurred restructuring charges of $4.0 million ($2.4 million, net of tax) and $2.6 million ($1.6 million, net of tax) for the three months ended March 31, 2012 and 2011, respectively. Restructuring charges were comprised of the following:

	Three months ended March 31,
(In thousands)	2012	2011
TruGreen reorganization and restructuring(1)	$671	$—
Terminix branch optimization(2)	2,120	2,540
Centers of excellence initiative (3)	1,199	—
Other (4)	—	49
Total restructuring charges	$3,990	$2,589

(1)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended March 31, 2012, these charges included severance and lease termination costs of $0.2 million and $0.5 million, respectively.

(2)                                 Represents restructuring charges related to a branch optimization project. For the three months ended March 31, 2012, these charges included lease termination costs. For the three months ended March 31, 2011, these costs included lease termination and severance costs of $2.4 million and $0.1 million, respectively.

(3)                                 Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in our centers of excellence. For the three months ended March 31, 2012 these charges included professional fees and severance and other costs of $0.7 million and $0.5 million, respectively.

(4)                                 For the three months ended March 31, 2011 these charges included reserve adjustments.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2011	$3,890
Costs incurred	3,990
Costs paid or otherwise settled	(3,538)
Balance as of March 31, 2012	$4,342

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of March 31, 2012, the Company’s residual value guarantees related to the leased assets totaled $28.9 million for which the Company has recorded a liability for the estimated fair value of these guarantees of $0.6 million in the condensed consolidated statements of financial position.

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

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities — Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Self-insured Claims
Balance as of December 31, 2011	$108,082
Provision for uninsured claims	11,596
Cash payments	(8,327)
Balance as of March 31, 2012	$111,351

(In thousands)	Accrued Self-insured Claims
Balance as of December 31, 2010	$121,692
Provision for uninsured claims(1)	11,049
Cash payments	(7,723)
Balance as of March 31, 2011	$125,018

(1)                      For the three months ending March 31, 2011, provisions for uninsured claims of $1.5 million were included in loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss.

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

The Company has guarantees on certain bonds issued on behalf of divested companies associated with TruGreen LandCare, primarily performance type bonds. The maximum payments the Company could be required to make if the buyer of the divested companies is unable to fulfill their obligations was approximately $8.3 million as of March 31, 2012. The TruGreen LandCare purchase agreement requires that the buyer replace the bonds at the bonds’ expiration date. Substantially all of the bonds are scheduled to expire prior to 2015, but may be extended depending on the completion of the related projects. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

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

Note 5. Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations in the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, the increase in goodwill and other intangible assets related primarily to tuck-in acquisitions completed throughout the period by TruGreen, Terminix and Merry Maids.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance as of December 31, 2011	$1,201,922	$1,424,518	$347,573	$135,677	$52,290	$3,161,980
Acquisitions	158	4,941	—	—	130	5,229
Other(1)	303	3	(24)	134	(3)	413
Balance as of March 31, 2012	$1,202,383	$1,429,462	$347,549	$135,811	$52,417	$3,167,622

(1)                                 Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

There were no accumulated impairment losses as of March 31, 2012.

The table below summarizes the other intangible asset balances for continuing operations:

	As of March 31, 2012			As of December 31, 2011
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,333,500	$—	$2,333,500	$2,333,500	$—	$2,333,500
Customer relationships	685,718	(553,928)	131,790	683,324	(539,638)	143,686
Franchise agreements	88,000	(43,967)	44,033	88,000	(42,406)	45,594
Other	58,486	(39,859)	18,627	58,471	(37,712)	20,759
Total	$3,165,704	$(637,754)	$2,527,950	$3,163,295	$(619,756)	$2,543,539

(1)                                Not subject to amortization.

Note 6. Stock-Based Compensation

For the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense of $1.7 million ($1.0 million, net of tax) and $2.4 million ($1.5 million, net of tax), respectively. As of March 31, 2012, there was $15.5 million of total unrecognized compensation cost related to non-vested stock options and restricted share units granted by Holdings under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.7 years.

Note 7. Supplemental Cash Flow Information

In the condensed consolidated statements of cash flows, the caption “Cash and cash equivalents” includes investments in short-term, highly-liquid securities having a maturity of three months or less when purchased. Supplemental information relating to the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 is presented in the following table:

	Three months ended March 31,
(In thousands)	2012	2011
Cash paid for (received from):
Interest expense	$100,187	$99,590
Interest and dividend income	(1,217)	(1,155)
Income taxes, net of refunds	2,331	2,025

The Company acquired $1.8 million of property and equipment by entering into capital leases in the three months ended March 31, 2012, which has been excluded from the condensed consolidated statements of cash flows as a non-cash investing activity. There were no similar transactions in the three months ended March 31, 2011.

Note 8. Receivable Sales

The Company has an accounts receivable securitization arrangement under which TruGreen and Terminix may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of March 31, 2012, the amount of eligible receivables was $18.0 million.

During the three months ended March 31, 2012, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of March 31, 2012 and December 31, 2011, the Company had $10.0 million outstanding under the arrangement and, as of March 31, 2012, had $8.0 million of remaining capacity available under the accounts receivable securitization arrangement.

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

The Company has recorded its obligation to repay the Purchaser for its interest in the pool of receivables within current portion of long-term debt on the condensed consolidated statements of financial position. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the Purchaser’s pooled commercial paper rate (0.26 percent as of March 31, 2012). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by July 17, 2012.

Note 9. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of March 31, 2012 and December 31, 2011, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities as of March 31, 2012 and December 31, 2011 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, March 31, 2012:
Debt securities	$105,153	$5,846	$(195)	$110,804
Equity securities	39,878	3,913	(1,091)	42,700
Total securities	$145,031	$9,759	$(1,286)	$153,504

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December, 31, 2011:
Debt securities	$95,135	$5,795	$(68)	$100,862
Equity securities	40,558	2,953	(1,891)	41,620
Total securities	$135,693	$8,748	$(1,959)	$142,482

The portion of unrealized losses which had been in a loss position for more than one year was $1.1 million and $1.7 million as of March 31, 2012 and December 31, 2011, respectively. The aggregate fair value of the investments with unrealized losses was $21.4 million and $13.6 million as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, $249.4 million and $226.2 million, respectively, of the cash and short- and long-term marketable securities balance were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
(In thousands)	2012	2011
Proceeds from sale of securities	$2,479	$3,793
Gross realized gains, pre-tax	386	507
Gross realized gains, net of tax	238	309
Gross realized losses, pre-tax	—	(15)
Gross realized losses, net of tax	—	(9)

Note 10. Long-Term Debt

Long-term debt as of March 31, 2012 and December 31, 2011 is summarized in the following table:

(In thousands)	As of March 31, 2012	As of December 31, 2011
Senior secured term loan facility maturing in 2014	$2,524,125	$2,530,750
8.00% senior notes maturing in 2020(1)	602,953	—
10.75% senior notes maturing in 2015	396,000	996,000
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(2)	67,956	67,474
7.45% notes maturing in 2027(2)	153,892	153,225
7.25% notes maturing in 2038(2)	61,643	61,441
Other	67,906	66,980
Less current portion	(51,726)	(51,838)
Total long-term debt	$3,822,749	$3,824,032

(1)                                Includes unamortized portion of $3.0 million premium received on the sale of $100.0 million aggregate principal amount of such notes.

(2)                                The increase in the balance from December 31, 2011 to March 31, 2012 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

Interest rate swap agreements in effect as of March 31, 2012 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
September 15, 2008	October 1, 2008	October 1, 2012	200,000	3.53%	One month LIBOR
June 10, 2010	March, 3, 2011	March 1 ,2013	100,000	1.77%	One month LIBOR
June 10, 2010	September 1, 2011	September 1, 2013	50,000	2.25%	One month LIBOR
June 15, 2010	March 3, 2011	March 1, 2013	150,000	1.66%	One month LIBOR
June 15, 2010	September 1, 2011	September 1, 2013	150,000	2.21%	One month LIBOR
August 18, 2011	September 1, 2011	August 1, 2013	530,000	1.51%	One month LIBOR

(1)                                  Before the application of the incremental borrowing margin (2.50 percent as of March 31, 2012).

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

In February 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $600 million aggregate principal amount of 8 percent senior notes due 2020 (the “2020 Notes”). The 2020 Notes will mature on February 15, 2020 and bear interest at a rate of 8 percent per annum. The 2020 Notes are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries excluding certain subsidiaries subject to regulatory requirements in various states (the “Guarantors”). The Company used the proceeds from the sale of the 2020 Notes, together with available cash, to redeem $600 million aggregate principal amount of its outstanding 2015 Notes during the first quarter of 2012.

The 2015 Notes and 2020 Notes are senior unsecured obligations of ours and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The 2015 Notes and 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. The subsidiary guarantees are general unsecured senior obligations of the Guarantors and rank equally in right of payment with all of the existing and future senior unsecured indebtedness of all other subsidiaries of the Company, either directly or indirectly owned (the “Non-Guarantors”). The 2015 Notes and 2020 Notes are effectively junior to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Note 11. Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of TruGreen LandCare and the other previously sold businesses noted in the 2011 Form 10-K.

The operating results of discontinued operations were as follows:

	Three months ended March 31,
(In thousands)	2012	2011
Operating Results:
Operating revenue	$—	$56,301

Operating loss(1)	(331)	(34,260)
Benefit for income taxes(1)	(129)	(13,159)
Operating loss, net of income taxes(1)	(202)	(21,101)
Loss on sale, net of income taxes(2)	(722)	—
Loss from discontinued operations, net of income taxes(1)(2)	$(924)	$(21,101)

(1)                                  During the first quarter of 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards.

(2)                                  The loss on the disposition of the TruGreen LandCare business continues to be subject to certain post-closing adjustments, and such adjustments could be significant to the purchase price.

The table below summarizes the activity for the three months ended March 31, 2012 for the remaining liabilities from operations that were discontinued in years prior to 2012. The remaining obligations primarily relate to long-term self-insurance claims. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2011	Cash Payments or Other	Expense/ (Income)	As of March 31, 2012
Remaining liabilities of discontinued operations:
ARS/AMS	$228	$(23)	$3	$208
Certified Systems, Inc. and other	2,100	(2,041)	—	59
InStar	279	(1)	—	278
TruGreen LandCare	268	(60)	199	407
Total liabilities of discontinued operations	$2,875	$(2,125)	$202	$952

Note 12. Income Taxes

As required by Accounting Standard Codification (“ASC”) 740 “Income Taxes,” the Company computes interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. The Company’s estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on loss from continuing operations was 37.8 percent for the three months ended March 31, 2012 compared to 40.7 percent for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2011 was impacted by a benefit attributable to previously unrecognized tax positions.

As of March 31, 2012 and December 31, 2011, the Company had $9.5 million and $9.0 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $1.6 million during the next 12 months.

Note 13. Business Segment Reporting

The business of the Company is conducted through five reportable segments: TruGreen, Terminix, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The TruGreen segment provides residential and commercial lawn, tree and shrub care services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home service contracts for household systems and appliances. The ServiceMaster Clean segment provides residential and commercial disaster restoration and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of Merry Maids, which provide home cleaning services. The Other Operations and Headquarters segment also includes The ServiceMaster Acceptance Company Limited Partnership (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

Segment information for continuing operations is presented below:

	Three months ended March 31,
(In thousands)	2012	2011
Operating Revenue:
TruGreen	$131,111	$136,261
Terminix	311,419	284,156
American Home Shield	159,045	140,932
ServiceMaster Clean	31,945	32,832
Other Operations and Headquarters	21,169	20,490
Total Operating Revenue	$654,689	$614,671
Operating (Loss) Income:(1),(2)
TruGreen	$(14,322)	$(19,760)
Terminix	69,070	51,381
American Home Shield	27,828	13,157
ServiceMaster Clean	12,276	12,733
Other Operations and Headquarters	(40,100)	(33,666)
Total Operating Income	$54,752	$23,845

(1)                                 Presented below is a reconciliation of segment operating income to loss from continuing operations before income taxes.

	Three months ended March 31,
(In thousands)	2012	2011
Total Segment Operating Income	$54,752	$23,845
Non-operating Expense (Income):
Interest expense	64,814	68,515
Interest and net investment income	(2,642)	(2,193)
Loss on extinguishment of debt	39,193	—
Other expense	174	175
Loss from Continuing Operations before Income Taxes	$(46,787)	$(42,652)

(2)                                 Includes restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs. Presented below is a summary of restructuring charges (credits) by segment:

	Three months ended March 31,
(In thousands)	2012	2011
Restructuring charges (credits):
TruGreen	$671	$(3)
Terminix	2,120	2,540
ServiceMaster Clean	—	20
Other Operations and Headquarters	1,199	32
Total restructuring charges	$3,990	$2,589

Note 14. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees of $1.6 million in each of the three months ended March 31, 2012 and 2011, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R’s election.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is or was an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings, and, effective January 1, 2012, the annual management fee payable to BAS was reduced to $0.25 million. The Company pays annual management fees of $0.5 million, $0.25 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded aggregate consulting fees related to these agreements of $0.25 million and $0.3 million in the three months ended March 31, 2012 and 2011, respectively, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the 2015 Notes for a cost of $21.4 million. On December 21, 2011, the Company purchased from Holdings and retired $65.0 million in face value of the 2015 Notes for an aggregate purchase price of $68.0 million, which included payment of accrued interest of $3.0 million. The Company recorded interest expense of $1.7 million for the three months ended March 31, 2011 related to the 2015 Notes held by Holdings. The Company paid interest to Holdings of $3.5 million for the three months ended March 31, 2011. As a result of the purchase of the 2015 Notes from Holdings, the Company did not have interest payable to Holdings as of March 31, 2012 and December 31, 2011.

Note 15. Newly Issued Accounting Statements and Positions

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands existing disclosure requirements for fair value measurements and makes other amendments, many of which eliminate unnecessary wording differences between U.S. GAAP and IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012). The Company adopted the required provisions of this standard during the first quarter of 2012. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income,” to effectively defer the changes from ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (calendar year 2012) and must be applied retrospectively to all periods upon adoption. The Company adopted the required provisions of this standard during the first quarter of 2012. The adoption of this standard changed the presentation of the Company’s condensed consolidated financial statements.

Note 16. Fair Value of Financial Instruments

The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated other comprehensive loss on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive loss if the decline in value is other than temporary. The carrying amount of total debt was $3.874 billion and $3.876 billion and the estimated fair value was $3.913 billion and $3.788 billion as of March 31, 2012 and December 31, 2011, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2012 and December 31, 2011.

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

Fuel swap contracts are valued using forward fuel price curves obtained from third party market data providers.  The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value.  The expected future settlements are determined by comparing the contract fuel price to the expected forward fuel price as of each settlement date and applying the difference between the contract and expected prices to the notional gallons in the fuel swap contracts.  The Company regularly reviews the forward price curves obtained from third party market data providers and related changes in fair value for reasonableness utilizing information available to the Company from other published sources.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during the three months ended March 31, 2012 or 2011.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value for the periods presented are as follows:

		As of March 31, 2012				As of December 31, 2011
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$12,332	$12,332	$—	$—	$10,834	$10,834
Investments in marketable securities	Marketable securities and Long-term marketable securities	141,172	52,800	88,372	—	131,648	131,648
Fuel swap contracts:
Current	Prepaid expenses and other assets	3,264	—	—	3,264	548	548
Total financial assets		$156,768	$65,132	$88,372	$3,264	$143,030	$143,030

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$—	$—	$—	$—	$1,281	$1,281
Interest rate swap contracts	Other long-term obligations	20,023	—	20,023	—	23,467	23,467
Total financial liabilities		$20,023	$—	$20,023	$—	$24,748	$24,748

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

(In thousands)	Fuel Swap Contract (Liabilities) Assets
Balance as of December 31, 2011	$(733)
Total gains (realized and unrealized)
Included in earnings(1)	409
Included in accumulated other comprehensive loss	3,997
Settlements, net	(409)
Balance as of March 31, 2012	$3,264

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2010	$6,649
Total gains (realized and unrealized)
Included in earnings(1)	1,257
Included in accumulated other comprehensive loss	7,039
Settlements, net	(1,257)
Balance as of March 31, 2011	$13,688

(1)                                Gains included in earnings are reported in Cost of services rendered and products sold, with the exception of $0.1 million of gains in the three months ended March 31, 2011, which are reported in loss from discontinued operations, net of income taxes.

The following table presents information relating to the significant unobservable inputs of our Level 3 financial instruments as of March 31, 2012:

Item	Fair Value at March 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range	Wtd. Avg.
Fuel swap contracts	$3,264	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.59-$4.06	$3.81
			Forward Diesel Price per Gallon(1)	$4.07-$4.12	$4.10

(1)                                  Forward price per gallon for unleaded and diesel were derived from third-party market data providers.  A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

The Company has historically hedged a significant portion of its annual fuel consumption of approximately 21 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. All of the Company’s fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the condensed consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss). Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the condensed consolidated statements of cash flows.

The effect of derivative instruments on the condensed consolidated statements of operations and comprehensive loss and accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position for the three months ended March 31, 2012 and 2011, respectively, is presented as follows:

(In thousands)

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Income (Loss)	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Location of Gain (Loss)
Relationships	Three months ended March 31, 2012		included in Income

Fuel swap contracts	$3,997	$409	Cost of services rendered and products sold
Interest rate swap contracts	$4,795	$(7,860)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Income (Loss)	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Location of Gain (Loss)
Relationships	Three months ended March 31, 2011		included in Income

Fuel swap contracts	$7,039	$1,120	Cost of services rendered and products sold
		$137	Loss from discontinued operations, net of income tax
Interest rate swap contracts	$8,444	$(9,902)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the three months ended March 31, 2012. As of March 31, 2012, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $36.5 million, maturing through 2012. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2012, the Company had posted $3.8 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s Revolving Credit Facility. As of March 31, 2012, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.180 billion, maturing through 2013.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $9.5 million, net of tax, as of March 31, 2012. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

Note 17. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries

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

The payment obligations of the Company under the 2015 Notes and the 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. Each of the Guarantors is wholly owned, directly or indirectly, by the Company, and all guarantees are full and unconditional. The Non-Guarantors do not guarantee the 2015 Notes or the 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of the Company, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2015 Notes or the 2020 Notes, as the case may be, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2015 Notes or the 2020 Notes, as the case may be, (v) the defeasance of the Company’s obligations under the indenture governing the 2015 Notes or the 2020 Notes, as the case may be, or (vi) the payment in full of the principal amount of the 2015 Notes or the 2020 Notes, as the case may be.

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2012 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$485,872	$183,063	$(14,246)	$654,689

Operating Costs and Expenses:
Cost of services rendered and products sold	—	318,191	82,537	(14,140)	386,588
Selling and administrative expenses	2,082	93,561	95,833	(106)	191,370
Amortization expense	55	16,830	1,104	—	17,989
Restructuring charges	—	2,279	1,711	—	3,990
Total operating costs and expenses	2,137	430,861	181,185	(14,246)	599,937

Operating (Loss) Income	(2,137)	55,011	1,878	—	54,752

Non-operating Expense (Income):
Interest expense (income)	46,841	22,195	(4,222)	—	64,814
Interest and net investment (income) loss	(190)	1,621	(4,073)	—	(2,642)
Loss on extinguishment of debt	39,193	—	—	—	39,193
Other expense	—	—	174	—	174

(Loss) Income from Continuing Operations before Income Taxes	(87,981)	31,195	9,999	—	(46,787)
(Benefit) provision for income taxes	(32,830)	(2,285)	17,434	—	(17,681)

(Loss) Income from Continuing Operations	(55,151)	33,480	(7,435)	—	(29,106)
Loss from discontinued operations, net of income taxes	—	(921)	(3)	—	(924)
Equity in earnings of subsidiaries (net of tax)	25,121	(6,774)	—	(18,347)	—
Net (Loss) Income	$(30,030)	$25,785	$(7,438)	$(18,347)	$(30,030)

Total Comprehensive (Loss) Income	$(22,778)	$26,374	$(5,807)	$(20,567)	$(22,778)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2011 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$464,318	$163,892	$(13,539)	$614,671

Operating Costs and Expenses:
Cost of services rendered and products sold	—	309,562	74,343	(13,336)	370,569
Selling and administrative expenses	2,233	99,760	89,418	(106)	191,305
Amortization expense	55	17,343	8,965	—	26,363
Restructuring charges	32	2,557	—	—	2,589
Total operating costs and expenses	2,320	429,222	172,726	(13,442)	590,826

Operating (Loss) Income	(2,320)	35,096	(8,834)	(97)	23,845

Non-operating Expense (Income):
Interest expense	45,935	18,991	3,589	—	68,515
Interest and net investment loss (income)	373	1,276	(3,842)	—	(2,193)
Other expense	—	—	175	—	175

(Loss) Income from Continuing Operations before Income Taxes	(48,628)	14,829	(8,756)	(97)	(42,652)
(Benefit) provision for income taxes	(20,733)	(7,938)	11,314	—	(17,357)

(Loss) Income from Continuing Operations	(27,895)	22,767	(20,070)	(97)	(25,295)
Income (loss) from discontinued operations, net of income taxes	—	13,159	(34,357)	97	(21,101)
Equity in earnings of subsidiaries (net of tax)	(18,501)	(53,995)	—	72,496	—
Net Loss	$(46,396)	$(18,069)	$(54,427)	$72,496	$(46,396)

Total Comprehensive Loss	$(35,198)	$(17,763)	$(52,741)	$70,504	$(35,198)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of March 31, 2012

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$122,724	$22,571	$82,247	$—	$227,542
Marketable securities	—	—	36,511	—	36,511
Receivables	1,568	126,453	416,904	(161,040)	383,885
Inventories	—	61,313	2,608	—	63,921
Prepaid expenses and other assets	12,201	50,846	22,601	(282)	85,366
Deferred customer acquisition costs	—	31,045	16,627	—	47,672
Deferred taxes	37,743	47,546	4,321	—	89,610
Total Current Assets	174,236	339,774	581,819	(161,322)	934,507
Property and Equipment:
At cost	—	392,276	173,380	—	565,656
Less: accumulated depreciation	—	(178,756)	(73,192)	—	(251,948)
Net property and equipment	—	213,520	100,188	—	313,708

Other Assets:
Goodwill	—	2,802,647	364,975	—	3,167,622
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,789,491	738,459	—	2,527,950
Notes receivable	1,982,659	68	52,126	(2,012,615)	22,238
Long-term marketable securities	12,332	—	104,661	—	116,993
Investments in and advances to subsidiaries	2,955,744	866,245	—	(3,821,989)	—
Other assets	53,073	3,915	2,401	(52,093)	7,296
Debt issuance costs	40,112	—	52	—	40,164
Total Assets	$5,218,156	$6,015,660	$1,944,681	$(6,048,019)	$7,130,478

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$159	$56,450	$40,413	$—	$97,022
Accrued liabilities:
Payroll and related expenses	1,658	31,964	30,942	—	64,564
Self-insured claims and related expenses	—	20,298	52,582	—	72,880
Accrued interest payable	26,046	326	45	(282)	26,135
Other	2,090	29,325	34,449	—	65,864
Deferred revenue	—	219,120	327,200	—	546,320
Liabilities of discontinued operations	—	685	267	—	952
Current portion of long-term debt	116,638	14,848	81,280	(161,040)	51,726
Total Current Liabilities	146,591	373,016	567,178	(161,322)	925,463

Long-Term Debt	3,802,079	2,016,851	16,434	(2,012,615)	3,822,749

Other Long-Term Liabilities:
Deferred taxes	—	796,271	277,176	(52,093)	1,021,354
Intercompany payable	—	—	389,471	(389,471)	—
Other long-term obligations, primarily self-insured claims	42,667	638	90,788	—	134,093
Total Other Long-Term Liabilities	42,667	796,909	757,435	(441,564)	1,155,447

Shareholder’s Equity	1,226,819	2,828,884	603,634	(3,432,518)	1,226,819

Total Liabilities and Shareholder’s Equity	$5,218,156	$6,015,660	$1,944,681	$(6,048,019)	$7,130,478

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of December 31, 2011

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$232,382	$13,751	$82,797	$—	$328,930
Marketable securities	—	—	12,026	—	12,026
Receivables	1,202	108,486	452,149	(187,637)	374,200
Inventories	—	57,219	2,424	—	59,643
Prepaid expenses and other assets	5,629	12,742	20,218	(294)	38,295
Deferred customer acquisition costs	—	13,838	16,565	—	30,403
Deferred taxes	39,221	47,218	4,170	—	90,609
Assets of discontinued operations	—	7	10	—	17
Total Current Assets	278,434	253,261	590,359	(187,931)	934,123
Property and Equipment:
At cost	—	377,900	163,917	—	541,817
Less: accumulated depreciation	—	(164,689)	(70,369)	—	(235,058)
Net property and equipment	—	213,211	93,548	—	306,759

Other Assets:
Goodwill	—	2,796,789	365,191	—	3,161,980
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,804,619	738,920	—	2,543,539
Notes receivable	1,997,157	82	31,187	(2,005,104)	23,322
Long-term marketable securities	10,834	—	119,622	—	130,456
Investments in and advances to subsidiaries	2,890,634	872,451	—	(3,763,085)	—
Other assets	51,871	3,838	3,926	(50,789)	8,846
Debt issuance costs	37,708	—	90	—	37,798
Total Assets	$5,266,638	$5,944,251	$1,942,843	$(6,006,909)	$7,146,823

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$192	$46,378	$35,071	$—	$81,641
Accrued liabilities:
Payroll and related expenses	1,659	40,608	43,079	—	85,346
Self-insured claims and related expenses	—	20,400	52,671	—	73,071
Accrued interest payable	67,000	260	45	(294)	67,011
Other	2,919	31,760	35,424	—	70,103
Deferred revenue	—	142,918	330,324	—	473,242
Liabilities of discontinued operations	—	279	526	—	805
Current portion of long-term debt	108,428	14,258	116,789	(187,637)	51,838
Total Current Liabilities	180,198	296,861	613,929	(187,931)	903,057

Long-Term Debt	3,782,391	2,015,961	30,784	(2,005,104)	3,824,032

Other Long-Term Liabilities:
Deferred taxes	—	808,830	278,652	(50,789)	1,036,693
Intercompany payable	12,309	—	310,011	(322,320)	—
Liabilities of discontinued operations	—	—	2,070	—	2,070
Other long-term obligations, primarily self-insured claims	43,821	220	89,011	—	133,052
Total Other Long-Term Liabilities	56,130	809,050	679,744	(373,109)	1,171,815

Shareholder’s Equity	1,247,919	2,822,379	618,386	(3,440,765)	1,247,919

Total Liabilities and Shareholder’s Equity	$5,266,638	$5,944,251	$1,942,843	$(6,006,909)	$7,146,823

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2012

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$232,382	$13,751	$82,797	$—	$328,930

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(64,906)	68,224	(6,385)	(28,814)	(31,881)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(16,514)	(13,345)	—	(29,859)
Sale of equipment and other assets	—	176	1	—	177
Other business acquisitions, net of cash acquired	—	(5,959)	—	—	(5,959)
Notes receivable, financial investments and securities, net	—	—	(8,558)	—	(8,558)
Net Cash Used for Investing Activities from Continuing Operations	—	(22,297)	(21,902)	—	(44,199)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	600,000	—	—	—	600,000
Payments of debt	(608,295)	(2,333)	(589)	—	(611,217)
Shareholders’ dividends	—	(14,407)	(14,407)	28,814	—
Debt issuance costs paid	(12,666)	—	—	—	(12,666)
Net intercompany advances	(23,791)	(18,958)	42,749	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(44,752)	(35,698)	27,753	28,814	(23,883)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(170)	(16)	—	(186)
Cash used for investing activities:
Proceeds from sale of business	—	(1,239)	—	—	(1,239)
Net Cash Used for Discontinued Operations	—	(1,409)	(16)	—	(1,425)

Cash (Decrease) Increase During the Period	(109,658)	8,820	(550)	—	(101,388)

Cash and Cash Equivalents at End of Period	$122,724	$22,571	$82,247	$—	$227,542

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2011

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$132,168	$16,900	$103,630	$—	$252,698

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(64,869)	49,206	24,957	(18,562)	(9,268)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(17,999)	(7,428)	—	(25,427)
Sale of equipment and other assets	—	239	98	—	337
Acquisition of The ServiceMaster Company	(32)	—	—	—	(32)
Other business acquisitions, net of cash acquired	—	(7,760)	—	—	(7,760)
Notes receivable, financial investments and securities, net	—	—	2,933	—	2,933
Net Cash Used for Investing Activities from Continuing Operations	(32)	(25,520)	(4,397)	—	(29,949)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(6,625)	(3,370)	(247)	—	(10,242)
Debt issuance costs paid	(226)	—	—	—	(226)
Shareholders’ dividends	—	(9,281)	(9,281)	18,562	—
Net intercompany advances	(8,212)	(3,055)	11,267	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(15,063)	(15,706)	1,739	18,562	(10,468)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(6)	(1,068)	—	(1,074)
Cash used for investing activities	—	—	(713)	—	(713)
Net Cash Used for Discontinued Operations	—	(6)	(1,781)	—	(1,787)

Cash (Decrease) Increase During the Period	(79,964)	7,974	20,518	—	(51,472)

Cash and Cash Equivalents at End of Period	$52,204	$24,874	$124,148	$—	$201,226

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported operating revenue of $654.7 million for the first quarter of 2012, a $40.0 million or 6.5 percent increase compared to the first quarter of 2011. The operating revenue increase was driven by the results of our business units as described in our “Segment Review.”

Operating income was $54.8 million for the first quarter of 2012 compared to $23.8 million for the first quarter of 2011. Loss from continuing operations before income taxes was $46.8 million for the first quarter of 2012 compared to $42.7 million for the first quarter of 2011. The increase in loss from continuing operations before income taxes of $4.1 million primarily reflects the net effect of year over year changes in the following items:

(In thousands)
Loss on extinguishment of debt(1)	$(39,193)
Restructuring charges(2)	(1,401)
Segment results(3)	24,681
Depreciation and amortization expense(4)	7,322
Interest expense(5)	3,701
Other	755
$(4,135)

(1)                                  Represents the loss on extinguishment of debt recorded in the first quarter of 2012 related to the redemption of $600 million aggregate principal amount of the outstanding 2015 Notes.

(2)                                  Represents the net increase in restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a decrease in restructuring charges related to a branch optimization project at Terminix, and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters.

(3)                                  Represents an improvement in loss from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes key executive transition charges of $0.6 million and $2.8 million recorded in the three months ended March 31, 2012 and 2011, respectively, which included recruiting costs and signing bonuses related to the hiring of our new Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and other key executives and separation charges related to the resignations of our former CEO and President of Merry Maids. Also includes technology related costs of $4.2 million recorded in the three months ended March 31, 2012, which related to the abandonment of certain internally developed software at Merry Maids.

(4)                                  Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized, offset, in part, by increased depreciation of property and equipment as a result of property additions.

(5)                                 Represents a decrease in interest expense as a result of decreases in our weighted average interest rate and average long-term debt balance during the first quarter of 2012 as compared to the first quarter of 2011.

Operating and Non-Operating Expenses

The Company reported cost of services rendered and products sold of $386.6 million for the first quarter of 2012 compared to $370.6 million for the first quarter of 2011. As a percentage of operating revenue, these costs decreased to 59.0 percent for the three months ended March 31, 2012 from 60.3 percent for the three months ended March 31, 2011. This percentage decrease primarily reflects labor efficiencies, a reduction in termite damage claims expense and home service contract claims costs, the favorable impact of acquiring assets in connection with exiting certain fleet leases and a reduction in ice melt sales at TruGreen, which has lower margins than core lawn services, offset, in part, by an increase in fuel and fertilizer prices, an increase in product distribution revenue at Terminix, which has lower margins than termite or pest revenue, and increased expenses in our automobile, general liability and workers’ compensation program due primarily to the reversal, in the first quarter of 2011, of claims reserves driven by favorable claims experience.

The Company reported selling and administrative expenses of $191.4 million for the first quarter of 2012 compared to $191.3 million for the first quarter of 2011. As a percentage of operating revenue, these costs decreased to 29.2 percent for the three months ended March 31, 2012 from 31.1 percent for the three months ended March 31, 2011. This percentage decrease primarily reflects a $2.2 million reduction in key executive transition charges, a reduction in sales and marketing expense and cost reductions realized through ongoing initiatives, offset, in part, by an increase in spending in the Company’s centers of excellence, an increase in technology related costs driven by our new customer relationship management (“CRM”) system at American Home Shield, the development of a new operating system at TruGreen, the abandonment of certain internally developed software at Merry Maids and payment card industry (“PCI”) standards compliance purposes.

Amortization expense was $18.0 million for the first quarter of 2012 compared to $26.4 million for the first quarter of 2011. The decrease is a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized.

Non-operating expense totaled $101.5 million for the first quarter of 2012 compared to $66.5 million for the first quarter of 2011. This increase is primarily due to a $39.2 million loss on extinguishment of debt recorded in the first quarter of 2012 related to the redemption of $600 million aggregate principal amount of the outstanding 2015 Notes, partially offset by a $3.7 million decrease in interest expense as a result of a decrease in our weighted average interest rate and average long-term debt balance. Interest and net investment income was comprised of the following for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(In thousands)	2012	2011
Realized gains(1)	$1,346	$1,440
Deferred compensation trust(2)	1,050	521
Other(3)	246	232
Interest and net investment income	$2,642	$2,193

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

The effective tax rate on loss from continuing operations was a benefit of 37.8 percent for the first quarter of 2012 compared to a benefit of 40.7 percent for the first quarter of 2011. The change in the effective tax rate was primarily impacted by a benefit attributable to previously unrecognized tax positions recorded in the first quarter of 2011.

Restructuring Charges

The Company incurred restructuring charges of $4.0 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively. Restructuring charges were comprised of the following:

	Three months ended March 31,
(In thousands)	2012	2011
TruGreen reorganization and restructuring(1)	$671	$—
Terminix branch optimization(2)	2,120	2,540
Centers of excellence initiative (3)	1,199	—
Other (4)	—	49
Total restructuring charges	$3,990	$2,589

(1)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended March 31, 2012, these charges included severance and lease termination costs of $0.2 million and $0.5 million, respectively.

(2)                                 Represents restructuring charges related to a branch optimization project. For the three months ended March 31, 2012, these charges included lease termination costs. For the three months ended March 31, 2011, these costs included lease termination and severance costs of $2.4 million and $0.1 million, respectively.

(3)                                  Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in our centers of excellence. For the three months ended March 31, 2012 these charges included professional fees and severance and other costs of $0.7 million and $0.5 million, respectively.

(4)                                  For the three months ended March 31, 2011 these charges included reserve adjustments.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for the three largest profit businesses in the Company. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies.

	Key Performance Indicators as of March 31,
	2012	2011
TruGreen —
Reduction in Full Program Accounts	(8.6)%	(3.6)%
Customer Retention Rate	66.9%	65.9%
Terminix—
Growth in Pest Control Customers	5.7%	4.5%
Pest Control Customer Retention Rate	80.1%	79.9%
Reduction in Termite Customers	(0.7)%	—
Termite Customer Retention Rate	86.0%	85.9%
American Home Shield—
Growth in Home Service Contracts	0.2%	—
Customer Retention Rate(1)	74.5%	72.9%

(1)                     During the fourth quarter of 2011, the Company changed its calculation methodology of Customer Retention Rate for American Home Shield to be consistent with the calculation methodology for TruGreen and Terminix. The Customer Retention Rate for American Home Shield has been adjusted to reflect the revised calculation methodology for all periods presented.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the condensed consolidated financial statements. This disclosure provides a reconciliation of segment operating income to income (loss) from continuing operations before income taxes, with net non-operating expenses as the only reconciling item.

The Company uses Adjusted EBITDA and Comparable Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Comparable Operating Performance are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Comparable Operating Performance are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity. “Adjusted EBITDA” means net income (loss) before:  income (loss) from discontinued operations; provision (benefit) for income taxes; other expense; gain (loss) on extinguishment of debt; interest expense; interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income; residual value guarantee charge and non-cash trade name impairment. “Comparable Operating Performance” is calculated by adding back to Adjusted EBITDA an amount equal to the non-cash stock-based compensation expense and non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger.

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

Charges relating to stock-based compensation expense and the impact of purchase accounting are non-cash and the exclusion of the impact of these items from Comparable Operating Performance allows investors to understand the current period results of operations of the business on a comparable basis with previous periods and, secondarily, gives the investors added insight into cash earnings available to service the Company’s debt. We believe this to be of particular importance to the Company’s public investors, which are debt holders. The Company also believes that the exclusion of purchase accounting and non-cash stock-based compensation expense may provide an additional means for comparing the Company’s performance to the performance of other companies by eliminating the impact of differently structured equity-based, long-term incentive plans (although care must be taken in making any such comparison, as there may be inconsistencies among companies in the manner of computing similarly titled financial measures).

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

•                  Other companies in the Company’s industries may calculate Adjusted EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures; and

•                  Comparable Operating Performance does not include purchase accounting and non-cash stock-based compensation expense, the latter of which may cause the overall compensation cost of the business to be understated.

Operating Revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended March, 31
(In thousands)	2012	2011
Operating Revenue:
TruGreen	$131,111	$136,261
Terminix	311,419	284,156
American Home Shield	159,045	140,932
ServiceMaster Clean	31,945	32,832
Other Operations and Headquarters	21,169	20,490
Total Operating Revenue	$654,689	$614,671

Comparable Operating Performance:
TruGreen	$(3,713)	$(10,389)
Terminix	88,319	70,037
American Home Shield	31,151	25,111
ServiceMaster Clean	13,526	14,131
Other Operations and Headquarters	(34,380)	(27,329)
Total Comparable Operating Performance	$94,903	$71,561

Memo: Items included in Comparable Operating Performance:
Restructuring charges(1)	$3,990	$2,589
Management and consulting fees(2)	$1,813	$1,875

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations	$(331)	$2,592

(1)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs.

(2)                                 Represents management and consulting fees payable to certain related parties. See Note 14 to the condensed consolidated financial statements for further information on management and consulting fees.

The following table presents reconciliations of operating (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(in thousands)	TruGreen	Terminix	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Three Months Ended March 31, 2012
Operating (loss) income(1)	$(14,322)	$69,070	$27,828	$12,276	$(40,100)	$54,752
Depreciation and amortization expense	10,615	19,253	1,977	1,250	2,746	35,841
EBITDA	(3,707)	88,323	29,805	13,526	(37,354)	90,593
Interest and net investment income(2)	—	—	1,346	—	1,296	2,642
Adjusted EBITDA	(3,707)	88,323	31,151	13,526	(36,058)	93,235
Non-cash stock-based compensation expense	—	—	—	—	1,678	1,678
Non-cash credits attributable to purchase accounting(3)	(6)	(4)	—	—	—	(10)
Comparable Operating Performance	$(3,713)	$88,319	$31,151	$13,526	$(34,380)	$94,903
Memo: Items included in Comparable Operating Performance:
Restructuring charges(4)	$671	$2,120	$—	$—	$1,199	$3,990
Management and consulting fees(5)	$—	$—	$—	$—	$1,813	$1,813
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(331)	$(331)

Three Months Ended March 31, 2011
Operating (loss) income(1)	$(19,760)	$51,381	$13,157	$12,733	$(33,666)	$23,845
Depreciation and amortization expense	9,381	18,671	10,514	1,398	3,199	43,163
EBITDA	(10,379)	70,052	23,671	14,131	(30,467)	67,008
Interest and net investment income(2)	—	—	1,440	—	753	2,193
Adjusted EBITDA	(10,379)	70,052	25,111	14,131	(29,714)	69,201
Non-cash stock-based compensation expense	—	—	—	—	2,385	2,385
Non-cash credits attributable to purchase accounting(3)	(10)	(15)	—	—	—	(25)
Comparable Operating Performance	$(10,389)	$70,037	$25,111	$14,131	$(27,329)	$71,561
Memo: Items included in Comparable Operating Performance:
Restructuring (credits) charges(4)	$(3)	$2,540	$—	$20	$32	$2,589
Management and consulting fees(5)	$—	$—	$—	$—	$1,875	$1,875
Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$2,592	$2,592

(1)                                  Presented below is a reconciliation of total segment operating income to net loss.

	Three months ended March 31,
(In thousands)	2012	2011
Total Segment Operating Income	$54,752	$23,845
Non-operating Expense (Income):
Interest expense	64,814	68,515
Interest and net investment income	(2,642)	(2,193)
Loss on extinguishment of debt	39,193	—
Other expense	174	175
Loss from Continuing Operations before Income Taxes	(46,787)	(42,652)
Benefit for income taxes	(17,681)	(17,357)
Loss from Continuing Operations	(29,106)	(25,295)
Loss from discontinued operations, net of income taxes	(924)	(21,101)
Net Loss	$(30,030)	$(46,396)

(2)                                 Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $249.4 million as of March 31, 2012. American Home Shield interest and net investment income was $1.3 million and $1.4 million for the first quarter of 2012 and 2011, respectively. The balance of interest and net investment income primarily relates to (i) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within loss from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                               The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(4)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations at TruGreen, a branch optimization project at Terminix, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs.

(5)                                 Represents management and consulting fees payable to certain related parties. See Note 14 to the condensed consolidated financial statements for further information on management and consulting fees.

(6)                                 The table included in “Discontinued Operations” below presents reconciliations of operating loss, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

TruGreen Segment

The TruGreen segment, which provides residential and commercial lawn, tree and shrub care services, reported a 3.8 percent decrease in operating revenue, a 27.5 percent improvement in operating loss and a 64.3 percent improvement in Comparable Operating Performance for the first quarter of 2012 compared to 2011. Revenue from core lawn service customers, which was 76 percent of the segment’s operating revenue in the first quarter of 2012, declined 6.0 percent compared to the first quarter of 2011, reflecting a 6.9 percent decline in average customer counts and the unfavorable timing of production, offset, in part, by a 5.9 percent increase in the average application price. Absolute customer counts as of March 31, 2012 compared to 2011 declined 8.6 percent, driven by a decrease in new unit sales due to a change in sales and marketing strategy to focus on higher value, more profitable growth, offset, in part, by a 100 bps increase in the customer retention rate. The segment’s operating revenue also reflects a $4.0 million increase in expanded services and a $3.8 million decrease in sales of ice melt services for the first quarter of 2012 compared to 2011. TruGreen is continuing its efforts to reduce customer cancellations by focusing on the overall quality of service delivery, including more consistent application of service standards, an improved recovery program for problem lawns, the reduction of lawn specialist turnover and the continued improvement of overall communication with customers.

TruGreen’s Comparable Operating Performance increased $6.7 million for the first quarter of 2012 compared to the first quarter of 2011. TruGreen’s Comparable Operating Performance included restructuring charges of $0.7 million in the first quarter of 2012. The remaining $7.4 million increase primarily reflects lower sales staffing, production labor efficiencies, other cost reductions realized through ongoing initiatives and a reduction in ice melt sales, which has lower margins than core lawn services, offset, in part, by the impact of lower operating revenue, an increase in branch and corporate overhead expense, primarily driven by technology related costs related to the development of a new operating system and training initiatives, and an increase in fuel and fertilizer prices.

Terminix Segment

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 9.6 percent increase in operating revenue, a 34.4 percent increase in operating income and a 26.1 percent increase in Comparable Operating Performance for the first quarter of 2012 compared to 2011. Pest control revenue, which was 53.1 percent of the segment’s operating revenue in the first quarter of 2012, increased 8.1 percent compared to the first quarter of 2011, reflecting a 6.0 percent increase in average customer counts, a $2.7 million increase in other revenue, primarily bed bug services, and a 0.3 percent increase in the average annual account value. Absolute pest control customer counts as of March 31, 2012 compared to 2011 increased 5.7 percent, driven by an increase in new unit sales and acquisitions and a 20 bps increase in the customer retention rate. Termite revenue, which was 42.6 percent of the segment’s operating revenue in the first quarter of 2012, increased 10.0 percent compared to the first quarter of 2011. Termite renewal revenue comprised 60 percent of total termite revenue, while the remainder consisted of termite new unit sales. The increase in termite revenue reflected an 11.2 percent increase in new unit sales, the favorable timing of renewal revenue and a 2.6 percent increase in average price of new units and renewals, offset, in part, by a 0.9 percent decline in average renewal customer counts. Absolute termite renewal customer counts as of March 31, 2012 compared to 2011 declined 0.7 percent. Product distribution revenue, which has lower margins than termite or pest revenue and accounted for less than five percent of total segment operating revenue, increased $3.1 million in the first quarter of 2012 compared to 2011.

Terminix’s Comparable Operating Performance increased $18.3 million for the first quarter of 2012 compared to the first quarter of 2011. Terminix’s Comparable Operating Performance included restructuring charges of $2.1 million and $2.5 million in the first quarter of 2012 and 2011, respectively. The remaining $17.9 million increase primarily reflects the impact of higher operating revenue, production labor efficiencies, a reduction in sales and marketing expense and termite damage claims expense, other cost reductions realized through ongoing initiatives, including the benefits of sales mobility and routing and scheduling tools, and the favorable impact of acquiring assets in connection with exiting certain fleet leases, offset, in part, by an increase in fuel prices and product distribution revenue, which has lower margins than termite or pest revenue.

American Home Shield Segment

The American Home Shield segment, which provides home service contracts for household systems and appliances, reported a 12.9 percent increase in operating revenue, a 111.5 percent increase in operating income and a 24.1 percent increase in Comparable Operating Performance for the first quarter of 2012 compared to 2011. The operating revenue results reflect an increase due to differences between years in the timing of contract claims, a 4.8 percent increase in average price on home service contracts and a 1.0 percent increase in average customer counts. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Absolute customer counts as of March 31, 2012 were comparable to 2011.

American Home Shield’s Comparable Operating Performance increased $6.0 million for the first quarter of 2012 compared to the first quarter of 2011. American Home Shield’s Comparable Operating performance included interest and net investment income from the American Home Shield investment portfolio of $1.3 million and $1.4 million in the first quarter of 2012 and 2011, respectively. The remaining $6.1 million increase primarily reflects the impact of higher operating revenue, a reduction in contract claims costs and sales and marketing expense and cost reductions realized through ongoing initiatives, offset, in part, by an increase in technology related costs driven by our new CRM system.

ServiceMaster Clean Segment

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 2.7 percent decrease in operating revenue, a 3.6 percent decrease in operating income and a 4.3 percent decrease in Comparable Operating Performance for the first quarter of 2012 compared to 2011. Domestic royalty fees, which were 54 percent of the segment’s operating revenue in the first quarter of 2012, increased 1.6 percent compared to the first quarter of 2011, driven by increases in construction and packout services, which are additional services available to customers receiving core disaster restoration services. Revenue from janitorial national accounts, which was 10 percent of the segment’s operating revenue in the first quarter of 2012, increased 14.0 percent compared to the first quarter of 2011, driven by strong sales activity. Sales of products to franchisees, which were 8 percent of the segment’s operating revenue in the first quarter of 2012, decreased 31.0 percent compared to the first quarter of 2011, driven by lower franchisee demand for equipment and cleaning products.

ServiceMaster Clean’s Comparable Operating Performance decreased $0.6 million for the first quarter of 2012 compared to the first quarter of 2011. This decrease primarily reflects the impact of lower operating revenue and an increase in support services, driven by ongoing initiatives to increase share primarily in the commercial, fire remediation and janitorial market segments, offset, in part, by other cost reductions realized through ongoing initiatives.

Other Operations and Headquarters Segment

This segment includes the franchised and Company-owned operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 3.3 percent increase in operating revenue, a 19.1 percent increase in operating loss and a 25.8 percent decrease in Comparable Operating Performance for the first quarter of 2012 compared to 2011.

Merry Maids, which provides home cleaning services and accounted for 93.5 percent of the segment’s operating revenue for the first quarter of 2012, reported a 3.4 percent increase in operating revenue, an 84.4 percent decrease in operating income and a 70.9 percent decrease in Comparable Operating Performance for the first quarter of 2012 compared to 2011. Revenue from company-owned branches, which was 73 percent of Merry Maids’ operating revenue in the first quarter of 2012, increased 0.6 percent compared to the first quarter of 2011, reflecting a $1.2 million reduction in operating revenue driven by the sale of certain company-owned branches to existing and new franchisees in the fourth quarter of 2011 and a 1.4 percent increase in the average service price. As adjusted for branch dispositions in 2011, operating revenue also reflected a 6.4 percent increase in average customer counts. Absolute customer counts as of March 31, 2012 compared to 2011 declined 1.3 percent driven by the company-owned branch sales and a decrease in new units and acquisitions, offset, in part, by a 740 bps increase in the customer retention rate. Royalty fees, which were 22 percent of Merry Maids’ operating revenue in the first quarter of 2012, increased 10.5 percent compared to the first quarter of 2011, driven by market expansion and the sale of the company-owned branches to existing and new franchisees. Sales of products to franchisees, which were 5 percent of the segment’s operating revenue in the first quarter of 2012, increased 17.3 percent compared to the first quarter of 2011, driven by higher equipment sales.

Merry Maids’ Comparable Operating Performance decreased $2.8 million for the first quarter of 2012 compared to the first quarter of 2011. Technology related costs of $4.2 million were recorded in the first quarter of 2012, which related to the abandonment of certain internally developed software. Additionally, key executive transition charges of $0.6 million were recorded in the first quarter of 2011, which included separation charges related to the resignation of the former President of Merry Maids. The remaining $0.8 million increase primarily reflects the impact of higher operating revenue, labor efficiencies and other cost reductions realized through ongoing initiatives.

The Comparable Operating Performance of SMAC and the Company’s headquarters functions decreased $4.3 million for the first quarter of 2012 compared to the first quarter of 2011. The segment’s Comparable Operating Performance included restructuring charges of $1.2 million in the first quarter of 2012. Additionally, key executive transition charges of $0.6 million and $2.2 million were recorded in the first quarter of 2012 and 2011, respectively, which included recruiting costs and signing bonuses related to the hiring of our new CEO, CFO and other key executives and separation charges related to the resignation or our former CEO. The remaining $4.7 million decrease in Comparable Operating Performance primarily reflects an increase in spending in the Company’s centers of excellence to enhance capabilities and on initiatives designed to improve the performance of our operating segments, increased expenses in our automobile, general liability and workers’ compensation program due primarily to the reversal, in the first quarter of 2011, of claims reserves driven by favorable claims experience and an increase in technology related costs for PCI standards compliance purposes.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to Adjusted EBITDA and Comparable Operating Performance for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
(In thousands)	2012	2011
Operating loss(1)	$(331)	$(34,260)
Benefit for income taxes(1)	(129)	(13,159)
Operating loss, net of income taxes(1)	(202)	(21,101)
Loss on sale, net of income taxes(2)	(722)	—
Loss from discontinued operations, net of income taxes(1)(2)	$(924)	$(21,101)

Operating loss(1)	$(331)	$(34,260)
Interest expense	—	12
Depreciation and amortization expense	—	2,809
EBITDA(1)	(331)	(31,439)
Non-cash trade name impairment(1)	—	34,185
Adjusted EBITDA	(331)	2,746
Non-cash credits attributable to purchase accounting	—	(154)
Comparable Operating Performance	$(331)	$2,592

(1)                                  During the first quarter of 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards.

(2)                                  The loss on the disposition of the TruGreen LandCare business continues to be subject to certain post-closing adjustments, and such adjustments could be significant to the purchase price.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash used for operating activities from continuing operations increased $22.6 million to $31.9 million for the three months ended March 31, 2012 compared to $9.3 million for the three months ended March 31, 2011.

Net cash used for operating activities for the three months ended March 31, 2012 was comprised of a $36.7 million increase in cash required for working capital, $32.3 million in cash payments for the call premium paid on the redemption of $600 million aggregate principal amount of the outstanding 2015 Notes and $3.4 million in cash payments related to restructuring charges, offset, in part, by $37.4 million in earnings adjusted for non-cash charges and $3.0 million in premiums received on issuance of the 2020 Notes. The increase in working capital requirements for the three months ended March 31, 2012 was driven primarily by seasonal activity, incentive compensation payments related to 2011 performance and the timing of interest payments on the 2015 Notes.

Net cash used for operating activities for the three months ended March 31, 2011 was comprised of a $22.1 million increase in cash required for working capital and $1.3 million in cash payments related to restructuring charges, offset, in part, by $14.1 million in earnings adjusted for non-cash charges. The increase in working capital requirements for the three months ended March 31, 2011 was driven primarily by seasonal activity, incentive compensation payments related to 2010 performance and the timing of interest payments on the 2015 Notes.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $44.2 million for the three months ended March 31, 2012 compared to $29.9 million for the three months ended March 31, 2011.

Capital expenditures increased to $29.9 million for the three months ended March 31, 2012 from $25.4 million for the three months ended March 31, 2011 and included recurring capital needs and information technology projects. The Company anticipates that capital expenditures for the full year 2012 will range from $85.0 million to $95.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing operating systems. Although the Company has been purchasing vehicles in recent years, we expect to fulfill our 2012 vehicle fleet needs through capital leases. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions for the three months ended March 31, 2012 totaled $6.0 million, compared with $7.8 million for the three months ended March 31, 2011. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its acquisition program at Terminix, TruGreen and Merry Maids.

The change in notes receivable, financial investments and securities, net for the three months ended March 31, 2012 is primarily driven by increased investments in marketable securities at American Home Shield.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $23.9 million for the three months ended March 31, 2012 compared to $10.5 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company sold $600.0 million aggregate principal amount of the 2020 Notes and used the proceeds, together with available cash, to redeem $600.0 million aggregate principal amount of the outstanding 2015 Notes, made scheduled principal payments on long-term debt of $9.5 million, made payments on other long-term financing obligations of $1.7 million and paid debt issuance costs of $12.7 million related to the sale of the 2020 Notes. During the three months ended March 31, 2011, the Company made scheduled principal payments on long-term debt of $10.2 million.

Liquidity

The Company is highly leveraged, and a substantial portion of the Company’s liquidity needs is due to service requirements on indebtedness incurred in connection with the Merger, some of which has been refinanced. The Company’s other liquidity needs are primarily from funding the Company’s operations, working capital and capital expenditures. The agreements governing the Term Facilities, the 2015 Notes, the 2020 Notes (which were issued in February 2012 as discussed further below) and the Revolving Credit Facility contain certain covenants that limit or restrict the incurrence of additional indebtedness, debt repurchases, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. As of March 31, 2012, the Company was in compliance with the covenants under these agreements that were in effect on such date.

Cash and short- and long-term marketable securities totaled $381.0 million as of March 31, 2012, compared with $471.4 million as of December 31, 2011. As of March 31, 2012 and December 31, 2011, $249.4 million and $226.2 million, respectively, of the cash and short- and long-term marketable securities balance were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of March 31, 2012, the Company’s residual value guarantees related to the leased assets totaled $28.9 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.6 million in the condensed consolidated statements of financial position.

The Company has entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows the Company to obtain fleet vehicles through a leasing program. The Company expects to fulfill substantially all of its vehicle fleet needs in 2012 through the leasing program under the Fleet Agreement. As of March 31, 2012, the Company had acquired $1.8 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments will include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. The Company has no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.  The Company anticipates that lease financings under the Fleet Agreement for the full year 2012 will range from $55.0 million to $65.0 million.

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2012, the estimated fair value of the Company’s fuel swap contracts was a net asset of $3.3 million, and the Company had posted $3.8 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

On January 30, 2012, ServiceMaster entered into the Extension Amendment and the Increase Supplement to its Revolving Credit Facility which provides for senior secured revolving loans and stand-by and other letters of credit. After effectiveness on February 13, 2012 of the Extension Amendment and the Increase Supplement, we have available borrowing capacity under the Revolving Credit Facility of $447.7 million through July 24, 2013, $324.2 million from July 25, 2013 through July 24, 2014 and $265.2 million from July 25, 2014 through January 31, 2017. The Company will continue to have access to letters of credit up to $75.0 million through January 31, 2017.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of March 31, 2012, the Company had $447.7 million of remaining capacity available under the Revolving Credit Facility.

In February 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $600 million aggregate principal amount of the 2020 Notes. The 2020 Notes will mature on February 15, 2020 and bear interest at a rate of 8 percent per annum. The 2020 Notes are guaranteed on a senior unsecured basis by certain domestic subsidiaries of the Company. The Company used the proceeds from the sale of the 2020 Notes, together with available cash, to redeem $600 million aggregate principal amount of its outstanding 2015 Notes during the first quarter of 2012.

The Company has an accounts receivable securitization arrangement under which TruGreen and Terminix may sell certain eligible trade accounts receivable to Funding, the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of March 31, 2012, the amount of eligible receivables was $18.0 million.

During the three months ended March 31, 2012, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of March 31, 2012 and December 31, 2011, the Company had $10.0 million outstanding under the arrangement and, as of March 31, 2012, had $8.0 million of remaining capacity available under the accounts receivable securitization arrangement.

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

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions. The subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $249.4 million as of March 31, 2012, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $193.2 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect throughout 2012, and similar limitations are expected to be in effect in 2013. The remainder of the $249.4 million, or $56.2 million, is related to amounts that the Company’s management does not consider readily available to be used to service the Company’s indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries.

We consider undistributed earnings of our foreign subsidiaries as of March 31, 2012, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $23.3 million and $24.1 million as of March 31, 2012 and December 31, 2011, respectively. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

The 2011 Form 10-K includes disclosure of the Company’s contractual obligations and commitments as of December 31, 2011. The Company continues to make the contractually required payments, and, therefore, the 2012 obligations and commitments as listed in the 2011 Form 10-K have been reduced by the required payments. On March 27, 2012, the Company and International Business Machines Corporations (“IBM”) entered into an amendment (the “IBM Amendment”) to the information technology outsourcing services agreement, modifying the terms pursuant to which IBM provides information technology operations and applications development services to the Company and its subsidiaries. The IBM Amendment facilitates the expected phase-out through 2013 of a significant portion of the services now provided to the Company by IBM.

The terms and provisions of the IBM Amendment (i) remove ServiceMaster’s existing minimum revenue commitment to IBM; (ii) extend from 24 months to 36 months the availability of termination assistance from IBM for application development and maintenance services; (iii) allow ServiceMaster to terminate the Agreement related to network, infrastructure and end-user services for convenience upon 60 days’ notice with no termination fees; (iv) significantly reduce termination fees for disaster recovery services; and (v) eliminate termination fees for application development services if ServiceMaster terminates such services after September 2013. The terms of the IBM Amendment do not alter the financial estimates set forth in the 2011 Form 10-K contractual obligations and commitments table as of December 31, 2011. Other than execution of the IBM Amendment, there were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies and/or expectations; expectations for enhancing American Home Shield’s ability to interact with customers through its new CRM system; capital expenditures and requirements; estimates for phasing out certain IT Services from IBM; customer retention; the continuation of acquisitions; fuel prices; impairment charges related to goodwill and intangible assets; estimates of future amortization expense for intangible assets; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home service contract claims; estimates of future payments under operating and capital leases; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; post-closing purchase price adjustments, including, without limitation, items related to working capital and potential indemnification claims associated with the TruGreen LandCare disposition; our ability to renegotiate or extend our $50.0 million receivable securitization arrangement; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in Item 1A — Risk Factors in Part I of the 2011 Form 10-K, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•                  a continuation or change in general economic, financial and credit conditions in the United States and elsewhere (for example, any adverse developments in the global credit and financial markets due to the ongoing European debt crisis), especially as such may affect home sales, consumer or business liquidity, bank failures, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, changes in discount rates, mortgage foreclosures and subprime credit dislocations;

•                  adverse economic conditions or other factors that would result in significant impairment charges to our goodwill and/or intangible assets;

•                  a failure of any insurance company that provides insurance or reinsurance to us or of third party contract partners, including counterparties to our fuel and interest rate swaps;

•                  changes in our services or products;

•                  existing and future governmental regulation and the enforcement thereof, including, without limitation, regulation relating to the environment; restricting or banning of telemarketing; door-to-door solicitation; direct mail or other marketing activities; Terminix’s termite inspection and protection plan; chemicals used in our businesses; or other legislation, regulation or interpretations impacting our business;

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

•                  risks associated with dispositions, for example, post-closing claims being made against us, post-closing purchase price adjustments (including, without limitation, items related to working capital), disruption to our other businesses during the sale process or thereafter; credit risks associated with any buyer of such disposed businesses and our ability to collect funds due from any such buyer related to seller financings, licensing arrangements or transition services arrangements and surety bond guarantees;

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

•                  implementation of upgrades to our information technology systems that are being undertaken, among other reasons, to enhance customer service; protect against theft of customer and corporate sensitive information; compliance with industry standards; and minimize disruptions in the Company’s operations; and

•                  other factors described from time to time in documents that we file with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into these contracts for trading or speculative purposes. In the Company’s opinion, the market risk associated with debt obligations and other significant instruments as of March 31, 2012 has not materially changed from December 31, 2011 (see Item 7A of the 2011 Form 10-K).

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

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2012, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $36.5 million, maturing through 2012. The estimated fair value of these contracts as of March 31, 2012 was a net asset of $3.3 million. These fuel swap contracts provide a fixed price for approximately 69.4 percent of the Company’s estimated fuel usage for the remainder of 2012.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s CEO, Harry J. Mullany III, and ServiceMaster’s Senior Vice President and CFO, Roger A. Cregg, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Messrs. Mullany and Cregg have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

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
10

Sixth Amendment dated March 27, 2012 between ServiceMaster Consumer Services Limited Partnership and International Business Machines Corporation amending the First Amended and Restated Master Services Agreement and the related First Amended and Restated Transaction Document No. 1, both dated November 1, 2010 is incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-4 filed on April 27, 2012 (File No. 333-180366).

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

Date: May 11, 2012

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Roger A. Cregg
Roger A. Cregg
Senior Vice President and Chief Financial Officer