Form 10-Q
period 2012-06-30
SERVICEMASTER CO
filed 2012-08-07
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At August 7, 2012, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands)

	Three months ended June 30,
	2012	2011
Operating Revenue	$962,165	$967,440

Operating Costs and Expenses:
Cost of services rendered and products sold	532,954	520,634
Selling and administrative expenses	241,929	259,148
Amortization expense	17,802	26,387
Trade name impairment	67,700	—
Restructuring charges	5,026	94
Total operating costs and expenses	865,411	806,263

Operating Income	96,754	161,177

Non-operating Expense (Income):
Interest expense	59,700	68,378
Interest and net investment income	(1,396)	(1,398)
Other expense	177	173

Income from Continuing Operations before Income Taxes	38,273	94,024
Provision for income taxes	16,028	33,462
Equity in losses of joint venture	(111)	—

Income from Continuing Operations	22,134	60,562

Income (loss) from discontinued operations, net of income taxes	838	(3,842)
Net Income	$22,972	$56,720

Total Comprehensive Income	$22,414	$55,510

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
Operating Revenue	$1,616,854	$1,582,111

Operating Costs and Expenses:
Cost of services rendered and products sold	919,542	891,203
Selling and administrative expenses	433,299	450,453
Amortization expense	35,791	52,750
Trade name impairment	67,700	—
Restructuring charges	9,016	2,683
Total operating costs and expenses	1,465,348	1,397,089

Operating Income	151,506	185,022

Non-operating Expense (Income):
Interest expense	124,514	136,893
Interest and net investment income	(4,038)	(3,591)
Loss on extinguishment of debt	39,193	—
Other expense	351	348

(Loss) Income from Continuing Operations before Income Taxes	(8,514)	51,372
(Benefit) Provision for income taxes	(1,653)	16,105
Equity in losses of joint venture	(111)	—

(Loss) Income from Continuing Operations	(6,972)	35,267

Loss from discontinued operations, net of income taxes	(86)	(24,943)
Net (Loss) Income	$(7,058)	$10,324

Total Comprehensive (Loss) Income	$(364)	$20,312

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position (Unaudited)

(In thousands, except share data)

	As of June 30, 2012	As of December 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$299,954	$328,930
Marketable securities	35,161	12,026
Receivables, less allowance of $18,844 and $20,362, respectively	461,955	374,200
Inventories	58,888	59,643
Prepaid expenses and other assets	87,086	38,295
Deferred customer acquisition costs	51,065	30,403
Deferred taxes	91,237	90,609
Assets of discontinued operations	—	17
Total Current Assets	1,085,346	934,123
Property and Equipment:
At cost	596,624	541,817
Less: accumulated depreciation	(261,449)	(235,058)
Net property and equipment	335,175	306,759

Other Assets:
Goodwill	3,172,313	3,161,980
Intangible assets, primarily trade names, service marks and trademarks, net	2,443,002	2,543,539
Notes receivable	22,109	23,322
Long-term marketable securities	117,606	130,456
Other assets	6,255	8,846
Debt issuance costs	37,058	37,798
Total Assets	$7,218,864	$7,146,823

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$114,496	$81,641
Accrued liabilities:
Payroll and related expenses	73,861	85,346
Self-insured claims and related expenses	82,453	73,071
Accrued interest payable	54,823	67,011
Other	72,404	70,103
Deferred revenue	526,499	473,242
Liabilities of discontinued operations	939	805
Current portion of long-term debt	55,640	51,838
Total Current Liabilities	981,115	903,057

Long-Term Debt	3,825,951	3,824,032

Other Long-Term Liabilities:
Deferred taxes	1,035,887	1,036,693
Liabilities of discontinued operations	—	2,070
Other long-term obligations, primarily self-insured claims	124,898	133,052
Total Other Long-Term Liabilities	1,160,785	1,171,815

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,467,751	1,464,293
Retained deficit	(217,220)	(210,162)
Accumulated other comprehensive income (loss)	482	(6,212)
Total Shareholder’s Equity	1,251,013	1,247,919
Total Liabilities and Shareholder’s Equity	$7,218,864	$7,146,823

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
Cash and Cash Equivalents at Beginning of Period	$328,930	$252,698

Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(7,058)	10,324
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Loss from discontinued operations	86	24,943
Equity in losses of joint venture	111	—
Depreciation expense	37,756	35,574
Amortization expense	35,791	52,750
Amortization of debt issuance costs	6,528	7,080
Loss on extinguishment of debt	39,193	—
Call premium paid on retirement of debt	(32,250)	—
Premium received on issuance of debt	3,000	—
Deferred income tax (benefit) provision	(3,787)	391
Stock-based compensation expense	3,458	4,171
Trade name impairment	67,700	—
Restructuring charges	9,016	2,683
Cash payments related to restructuring charges	(7,326)	(3,145)
Change in working capital, net of acquisitions:
Current income taxes	(4,612)	11,592
Receivables	(79,724)	(76,105)
Inventories and other current assets	(61,944)	(65,376)
Accounts payable	38,204	40,146
Deferred revenue	52,344	86,230
Accrued liabilities	(18,470)	9,390
Other, net	16,576	2,462
Net Cash Provided from Operating Activities from Continuing Operations	94,592	143,110

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(48,362)	(57,834)
Sale of equipment and other assets	434	951
Acquisition of The ServiceMaster Company	—	(35)
Other business acquisitions, net of cash acquired	(11,495)	(11,886)
Purchase of other intangibles	—	(1,900)
Notes receivable, financial investments and securities, net	(14,613)	(4,341)
Net Cash Used for Investing Activities from Continuing Operations	(74,036)	(75,045)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	600,000	—
Payments of debt	(633,045)	(20,437)
Debt issuance costs paid	(12,700)	(280)
Net Cash Used for Financing Activities from Continuing Operations	(45,745)	(20,717)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(238)	(1,818)
Cash (used for) provided from investing activities:
Proceeds from sale of businesses	(3,549)	27,523
Other investing activities	—	(1,617)
Net Cash (Used for) Provided from Discontinued Operations	(3,787)	24,088

Cash (Decrease) Increase During the Period	(28,976)	71,436

Cash and Cash Equivalents at End of Period	$299,954	$324,134

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The ServiceMaster Company (“ServiceMaster,” the “Company,” “we,” “us” or “our”) is a global company serving both residential and commercial customers. ServiceMaster’s services include termite and pest control, lawn care, home warranties and preventative maintenance contracts, cleaning and disaster restoration, house cleaning, furniture repair and home inspection. ServiceMaster provides these services through a network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, TruGreen, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec.

The condensed consolidated financial statements include the accounts of ServiceMaster and its majority-owned subsidiary partnerships, limited liability companies and corporations. All consolidated ServiceMaster subsidiaries are wholly owned. ServiceMaster is organized into five principal reportable segments: Terminix, TruGreen, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters. Intercompany transactions and balances have been eliminated.

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

On July 24, 2007 (the “Closing Date”), ServiceMaster was acquired pursuant to a merger transaction (the “Merger”), and, immediately following the completion of the Merger, all of the outstanding common stock of ServiceMaster Global Holdings, Inc. (“Holdings”), the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”), Citigroup Private Equity LP (“Citigroup”), BAS Capital Funding Corporation (“BAS”) and JPMorgan Chase Funding Inc. (“JPMorgan”). On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone Group LLC (“StepStone”) and its proprietary interests in such investment funds to Lexington Partners Advisors LP. CD&R, StepStone, as an assignee from Citigroup, JPMorgan and BAS are referred to as the “Equity Sponsors” herein.

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

Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. The Company eradicates termites through the use of non-baiting methods (e.g., fumigation or liquid treatments) and baiting systems. Termite services using baiting systems, termite inspection and protection contracts, as well as home warranties, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for home warranties) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). The Company regularly reviews its estimates of direct costs for its termite bait and home warranties and adjusts the estimates when appropriate.

The Company has franchise agreements in its Terminix, TruGreen, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These initial franchise fees are pre-established, fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $16.8 million and $33.6 million for the three and six months ended June 30, 2012, respectively, and $17.7 million and $34.1 million for the three and six months ended June 30, 2011, respectively. Consolidated operating income from continuing operations was $96.8 million and $151.5 million for the three and six months ended June 30, 2012, respectively, and $161.2 million and $185.0 million for the three and six months ended June 30, 2011, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $526.5 million and $473.2 million of deferred revenue as of June 30, 2012 and December 31, 2011, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $51.1 million and $30.4 million as of June 30, 2012 and December 31, 2011, respectively.

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

The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the 2011 Form 10-K presented the significant areas requiring the use of management estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Note 3. Restructuring Charges

The Company incurred restructuring charges of $5.0 million ($3.1 million, net of tax) and $0.1 million ($0.1 million, net of tax) for the three months ended June 30, 2012 and 2011, respectively and $9.0 million ($5.5 million, net of tax) and $2.7 million ($1.6 million, net of tax) for the six months ended June 30, 2012 and 2011, respectively. Restructuring charges (credits) were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Terminix branch optimization (1)	$697	$(73)	$2,817	$2,467
TruGreen reorganization and restructuring (2)	149	—	820	—
ServiceMaster Clean reorganization (3)	467	—	467	—
Centers of excellence initiative(4)	3,713	—	4,912	—
Other(5)	—	167	—	216
Total restructuring charges	$5,026	$94	$9,016	$2,683

(1)                                  Represents restructuring charges (credits) related to a branch optimization project. For the three and six months ended June 30, 2012, these charges included lease termination costs. For the three months ended June 30, 2011, these credits included adjustments to lease termination reserves. For the six months ended June 30, 2011, these charges included lease termination costs of $2.4 million and severance costs of $0.1 million.

(2)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended June 30, 2012, these charges included severance costs. For the six months ended June 30, 2012, these charges included severance and lease termination costs of $0.3 million and $0.5 million, respectively.

(3)                                  Represents restructuring charges related to a reorganization of leadership. For the three and six months ended June 30, 2012, these charges included severance costs.

(4)                                 Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide company-wide administrative services for our operations that we refer to as “centers of excellence.” For the three months ended June 30, 2012, these charges included professional fees of $0.7 million and severance and other costs of $3.0 million. For the six months ended June 30, 2012, these charges included professional fees of $1.4 million and severance and other costs of $3.5 million.

(5)                                 For the three and six months ended June 30, 2011, these charges included reserve adjustments associated with previous restructuring initiatives.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2011	$3,890
Costs incurred	9,016
Costs paid or otherwise settled	(7,500)
Balance as of June 30, 2012	$5,406

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of June 30, 2012, the

Company’s residual value guarantees related to the leased assets totaled $25.9 million for which the Company has recorded a liability for the estimated fair value of these guarantees of $0.5 million in the condensed consolidated statements of financial position.

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

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities — Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Self-insured Claims
Balance as of December 31, 2011	$108,082
Provision for self-insured claims	19,515
Cash payments	(18,921)
Balance as of June 30, 2012	$108,676

(In thousands)	Accrued Self-insured Claims
Balance as of December 31, 2010	$121,692
Provision for self-insured claims(1)	15,229
Cash payments	(16,509)
Balance as of June 30, 2011	$120,412

(1)                      For the six months ending June 30, 2011, provisions for uninsured claims of $2.0 million were included in loss from discontinued operations, net of income taxes, in the condensed consolidated statements of operations and comprehensive income.

Accruals for home warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

The Company has guarantees on certain bonds issued on behalf of divested companies associated with TruGreen LandCare, primarily performance type bonds. The maximum payments the Company could be required to make if the buyer of the divested companies is unable to fulfill their obligations was approximately $1.5 million as of June 30, 2012. The TruGreen LandCare purchase agreement requires that the buyer replace the bonds at the bonds’ expiration date. Substantially all of the bonds are scheduled to expire prior to 2015, but may be extended depending on the completion of the related projects. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

Note 5. Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. The results for the three and six months ended June 30, 2012 include a non-cash impairment charge of $67.7 million to reduce the carrying value of the TruGreen trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets. There were no similar trade name impairment charges included in continuing operations for the three and six months ended June 30, 2011.

Based on the revenue results at TruGreen in the first six months of 2012 and a lower revenue outlook for the remainder of 2012 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2012.

The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a discounted cash flow (“DCF”) valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates and hypothetical royalty rates, estimating the amount and timing of future revenue attributable to the trade names over a defined projection period and identification of appropriate long-term revenue growth rate assumptions after the defined projection period. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

As a result of the aforementioned impairment indicators and in accordance with applicable accounting standards, the Company performed an impairment analysis on its indefinite-lived intangible asset related to TruGreen’s trade name to determine the fair value as of June 30, 2012. Based on the lower projected revenue for TruGreen as discussed above, the Company determined the fair value attributable to the TruGreen trade name was less than its carrying value by $67.7 million, which was recorded as a trade name impairment in the second quarter of 2012.

The impairment charge in the second quarter of 2012 was primarily attributable to a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2012 compared to the projections used in the last annual impairment assessment performed on October 1, 2011. Although the Company projected future growth in revenue at TruGreen as part of its June 30, 2012 impairment analysis, such growth was lower than the revenue growth projected at the time the trade name was tested for impairment in 2011. The long-term revenue growth rates used in the impairment tests at June 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rate used in the June 30, 2012 impairment test was 50 basis points (“bps”) lower than the discount rate used in the October 1, 2011 impairment test for the TruGreen trade name. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis. Had the Company used a discount rate in assessing the impairment of its TruGreen trade name that was 100 bps higher (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $93.7 million in the second quarter of 2012.

As a result of the trade name impairment recorded in the second quarter of 2012, the carrying value of the TruGreen trade name was adjusted to its estimated fair value as of June 30, 2012. Any further decline in the estimated fair value of this trade name will result in additional trade name impairment. It is possible that such impairment, if required, could be material and may need to be recorded prior to the fourth quarter of 2012 (i.e., during the third quarter) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

Although the TruGreen reporting unit has lowered its projected revenue as compared with previous forecasts, the Company does not believe such changes would more likely than not reduce the fair value of the TruGreen reporting unit below its carrying amount. As such, the Company did not perform an interim goodwill impairment test for the TruGreen reporting unit.

The Company determined that there were no impairment indicators for the goodwill or other indefinite-lived intangible assets of any reporting units other than TruGreen as of June 30, 2012.

During the six months ended June 30, 2012, the increase in goodwill and other intangible assets related primarily to tuck-in acquisitions completed throughout the period by Terminix, TruGreen and Merry Maids.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance as of December 31, 2011	$1,424,518	$1,201,922	$347,573	$135,677	$52,290	$3,161,980
Acquisitions	8,728	2,674	—	—	130	11,532
Other(1)	(883)	(202)	(47)	(60)	(7)	(1,199)
Balance as of June 30, 2012	$1,432,363	$1,204,394	$347,526	$135,617	$52,413	$3,172,313

(1)                                  Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

There were no accumulated impairment losses as of June 30, 2012.

The table below summarizes the other intangible asset balances for continuing operations:

	As of June 30, 2012			As of December 31, 2011
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,265,800	$—	$2,265,800	$2,333,500	$—	$2,333,500
Customer relationships	688,781	(568,056)	120,725	683,324	(539,638)	143,686
Franchise agreements	88,000	(45,528)	42,472	88,000	(42,406)	45,594
Other	55,962	(41,957)	14,005	58,471	(37,712)	20,759
Total	$3,098,543	$(655,541)	$2,443,002	$3,163,295	$(619,756)	$2,543,539

(1)                                 Not subject to amortization. Includes a non-cash impairment charge of $67.7 million recorded in the six months ended June 30, 2012 to reduce the carrying value of the TruGreen trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets.

Note 6. Stock-Based Compensation

For the three months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of $1.8 million ($1.1 million, net of tax) and $1.8 million ($1.1 million, net of tax), respectively. For the six months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of $3.5 million ($2.1 million, net of tax) and $4.2 million ($2.6 million, net of tax), respectively. As of June 30, 2012, there was $14.1 million of total unrecognized compensation cost related to non-vested stock options and restricted share units granted by Holdings under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.6 years.

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 is presented in the following table:

	Six months ended June 30,
(In thousands)	2012	2011
Cash paid for or (received from):
Interest expense	$125,607	$126,620
Interest and dividend income	(2,575)	(2,462)
Income taxes, net of refunds	6,766	8,366

The Company acquired $27.7 million and $5.3 million of property and equipment through capital leases and other non-cash financing transactions in the six months ended June 30, 2012 and 2011, respectively, which has been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 8. Receivable Sales

The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of June 30, 2012, the amount of eligible receivables was $50.0 million.

During the six months ended June 30, 2012, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of June 30, 2012 and December 31, 2011, the Company had $10.0 million outstanding under the arrangement and, as of June 30, 2012, had $40.0 million of remaining capacity available under the accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility that was scheduled to mature on July 17, 2012. In July 2012, the maturity date of the accounts receivable securitization arrangement was extended to September 17, 2012. The Company is currently in negotiations with the Purchasers to extend the arrangement until September 2013. The Company has recorded its obligation to repay the Purchasers for their interest in the pool of receivables within the current portion of long-term debt on the condensed consolidated statements of financial position. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the Purchasers’ pooled commercial paper rate (0.24 percent as of June 30, 2012). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by September 17, 2012.

Note 9. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of June 30, 2012 and December 31, 2011, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities as of June 30, 2012 and December 31, 2011 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, June 30, 2012:
Debt securities	$104,790	$6,187	$(62)	$110,915
Equity securities	39,571	4,061	(1,780)	41,852
Total securities	$144,361	$10,248	$(1,842)	$152,767

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December, 31, 2011:
Debt securities	$95,135	$5,795	$(68)	$100,862
Equity securities	40,558	2,953	(1,891)	41,620
Total securities	$135,693	$8,748	$(1,959)	$142,482

The portion of unrealized losses which had been in a loss position for more than one year was $1.7 million as of June 30, 2012 and December 31, 2011. The aggregate fair value of the investments with unrealized losses was $17.2 million and $13.6 million as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012 and December 31, 2011, $258.4 million and $226.2 million, respectively, of the cash and short- and long-term marketable securities balance were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Proceeds from sale of securities	$5,251	$1,580	$7,730	$5,373
Gross realized gains, pre-tax	493	104	879	611
Gross realized gains, net of tax	304	64	542	374
Gross realized losses, pre-tax	(20)	(21)	(20)	(36)
Gross realized losses, net of tax	(12)	(13)	(12)	(22)

Note 10. Long-Term Debt

Long-term debt as of June 30, 2012 and December 31, 2011 is summarized in the following table:

(In thousands)	As of June 30, 2012	As of December 31, 2011
Senior secured term loan facility maturing in 2014	$2,508,292	$2,530,750
8.00% senior notes maturing in 2020(1)	602,895	—
10.75% senior notes maturing in 2015	396,000	996,000
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(2)	68,438	67,474
7.45% notes maturing in 2027(2)	154,559	153,225
7.25% notes maturing in 2038(2)	61,846	61,441
Other	89,561	66,980
Less current portion	(55,640)	(51,838)
Total long-term debt	$3,825,951	$3,824,032

(1)                                Includes unamortized portion of $3.0 million premium received on the sale of $100.0 million aggregate principal amount of such notes.

(2)                                The increase in the balance from December 31, 2011 to June 30, 2012 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

Interest rate swap agreements in effect as of June 30, 2012 are as follows:

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

(1)                                  Before the application of the incremental borrowing margin (2.50 percent as of June 30, 2012).

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

The operating results of discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Operating Results:
Operating revenue	$—	$19,464	$—	$75,765

Operating loss(1)	(277)	(5,115)	(608)	(39,375)
Benefit for income taxes(1)	(106)	(1,986)	(235)	(15,145)
Operating loss, net of income taxes(1)	(171)	(3,129)	(373)	(24,230)
Gain (loss) on sale, net of income taxes	1,009	(713)	287	(713)
Income (loss) from discontinued operations, net of income taxes(1)	$838	$(3,842)	$(86)	$(24,943)

(1)                                  During the first quarter of 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards.

The table below summarizes the activity for the six months ended June 30, 2012 for the remaining liabilities from operations that were discontinued in years prior to 2012. The remaining obligations primarily relate to self-insurance claims and related costs. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2011	Cash Payments or Other	(Income) Expense	As of June 30, 2012
Remaining liabilities of discontinued operations:
ARS/AMS	$228	$(91)	$(37)	$100
Certified Systems, Inc. and other	2,100	(2,041)	—	59
InStar	279	32	58	369
TruGreen LandCare	268	(209)	352	411
Total liabilities of discontinued operations	$2,875	$(2,309)	$373	$939

Note 12. Income Taxes

As of June 30, 2012 and December 31, 2011, the Company had $9.4 million and $9.0 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $1.7 million during the next 12 months.

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

The effective tax rate on income from continuing operations was 41.9 percent for the three months ended June 30, 2012 compared to 35.6 percent for the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2011 was favorably impacted by the recognition of previously unrecognized tax benefits.

The effective tax rate on income from continuing operations was 19.4 percent for the six months ended June 30, 2012 compared to 31.3 percent for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 was affected by the impairment of the TruGreen trade name and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Note 13. Business Segment Reporting

The business of the Company is conducted through five reportable segments: Terminix, TruGreen, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The TruGreen segment provides residential and commercial lawn, tree and shrub care services. The American Home Shield segment provides home warranties and preventative maintenance contracts for household systems and appliances. The ServiceMaster Clean segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of Merry Maids, which provide home cleaning services. The Other Operations and Headquarters segment also includes The ServiceMaster Acceptance Company Limited Partnership (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units.

Segment information for continuing operations is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Operating Revenue:
Terminix	$347,245	$334,258	$658,664	$618,414
TruGreen	351,372	383,022	482,483	519,283
American Home Shield	208,394	195,326	367,439	336,258
ServiceMaster Clean	32,409	32,870	64,354	65,702
Other Operations and Headquarters	22,745	21,964	43,914	42,454
Total Operating Revenue	$962,165	$967,440	$1,616,854	$1,582,111
Operating Income (Loss):(1),(2)
Terminix	$68,438	$72,108	$137,508	$123,489
TruGreen	8,791	68,588	(5,531)	48,828
American Home Shield	40,556	31,356	68,384	44,513
ServiceMaster Clean	10,537	12,529	22,813	25,262
Other Operations and Headquarters	(31,568)	(23,404)	(71,668)	(57,070)
Total Operating Income	$96,754	$161,177	$151,506	$185,022

(1)                                Presented below is a reconciliation of operating income to income (loss) from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Total Operating Income	$96,754	$161,177	$151,506	$185,022
Non-operating Expense (Income):
Interest expense	59,700	68,378	124,514	136,893
Interest and net investment income	(1,396)	(1,398)	(4,038)	(3,591)
Loss on extinguishment of debt	—	—	39,193	—
Other expense	177	173	351	348
Income (Loss) from Continuing Operations before Income Taxes	$38,273	$94,024	$(8,514)	$51,372

(2)                              Includes restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of field leadership at ServiceMaster Clean, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs. Presented below is a summary of restructuring charges (credits) by segment:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Restructuring charges:
Terminix	$697	$(73)	$2,817	$2,467
TruGreen	149	8	820	5
American Home Shield	—	—	—	—
ServiceMaster Clean	467	—	467	20
Other Operations and Headquarters	3,713	159	4,912	191
Total restructuring charges	$5,026	$94	$9,016	$2,683

Note 14. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees of $1.6 million and $3.1 million in the three and six months ended June 30, 2012 and 2011, respectively, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R’s election.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is or was an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings, and, effective January 1, 2012, the annual management fee payable to BAS was reduced to $0.25 million. The Company pays annual management fees of $0.5 million, $0.25 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded aggregate consulting fees related to these agreements of $0.25 million and $0.3 million in the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0.6 million in the six months ended June 30, 2012 and 2011, respectively, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the 2015 Notes for a cost of $21.4 million. On December 21, 2011, the Company purchased from Holdings and retired $65.0 million in face value of the 2015 Notes for an aggregate purchase price of $68.0 million, which included payment of accrued interest of $3.0 million. The Company recorded interest expense of $3.5 million for the six months ended June 30, 2011 related to the 2015 Notes held by Holdings. The Company paid interest to Holdings of $3.5 million for the six months ended June 30, 2011. As a result of the purchase of the 2015 Notes from Holdings, the Company did not have interest payable to Holdings as of June 30, 2012 and December 31, 2011.

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

Note 16. Fair Value of Financial Instruments

The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated other comprehensive loss on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income if the decline in value is other than temporary. The carrying amount of total debt was $3.882 billion and $3.876 billion and the estimated fair value was $3.917 billion and $3.788 billion as of June 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2012 and December 31, 2011.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during the six months ended June 30, 2012 or 2011.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		As of June 30, 2012				As of December 31, 2011
			Estimated Fair Value Measurements
(In thousands)	Balance Sheet Locations	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$11,114	$11,114	$—	$—	$10,834	$10,834
Investments in marketable securities	Marketable securities and Long-term marketable securities	141,653	51,575	90,078	—	131,648	131,648
Fuel swap contracts:
Current	Prepaid expenses and other assets	213	—	—	213	548	548
Noncurrent	Other assets	35	—	—	35	—	—
Total financial assets		$153,015	$62,689	$90,078	$248	$143,030	$143,030

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	2,225	—	—	2,225	1,281	1,281
Interest rate swap contracts	Other long-term obligations	15,326	—	15,326	—	23,467	23,467
Total financial liabilities		$17,551	$—	$15,326	$2,225	$24,748	$24,748

The carrying amount and estimated fair value of the Company’s assets that were recorded at fair value on a nonrecurring basis as of June 30, 2012 are as follows:

As of
June 30, 2012
Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
		Carrying	Markets	Inputs	Inputs
(In thousands)	Balance Sheet Location	Value	(Level 1)	(Level 2)	(Level 3)

TruGreen Trade Name (1)	Intangible assets, primarily trade names, service marks and trademarks, net	$657,800	$—	$—	$657,800

(1)                             In the second quarter of 2012, we recognized a non-cash impairment charge of $67.7 million to reduce the carrying value of the TruGreen trade name to its fair value as a result of our interim impairment testing of indefinite-lived intangible assets. See Note 5 for further information regarding the factors that led to the completion of the interim impairment analysis along with a description of the methodology, assumptions, and significant unobservable inputs used to estimate the fair value of the TruGreen trade name.

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2011	$(733)
Total gains (realized and unrealized)
Included in earnings(1)	1,134
Included in accumulated other comprehensive loss	(1,244)
Settlements, net	(1,134)
Balance as of June 30, 2012	$(1,977)

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2010	$6,649
Total gains (realized and unrealized)
Included in earnings(1)	5,493
Included in accumulated other comprehensive loss	1,016
Settlements, net	(5,493)
Balance as of June 30, 2011	$7,665

(1)                                Gains included in earnings are reported in Cost of services rendered and products sold, with the exception of $0.3 million of gains in the six months ended June 30, 2011, which are reported in loss from discontinued operations, net of income taxes.

The following table presents information relating to the significant unobservable inputs of our Level 3 financial instruments as of June 30, 2012:

Item	Fair Value as of June 30, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$(1,977)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.05-$3.33	$3.16
			Forward Diesel Price per Gallon(1)	$3.60-$3.68	$3.62

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

The effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income and accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position for the six months ended June 30, 2012 and 2011, respectively, is presented as follows:

(In thousands)

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Location of Gain (Loss)
Relationships	Six months ended June 30, 2012		included in Income

Fuel swap contracts	$(1,244)	$1,134	Cost of services rendered and products sold
Interest rate swap contracts	$11,011	$(14,665)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Income (Loss)	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Location of Gain (Loss)
Relationships	Six months ended June 30, 2011		included in Income

Fuel swap contracts	$1,016	$5,493	Cost of services rendered and products sold
	$—	$271	Loss from discontinued operations, net of income taxes
Interest rate swap contracts	$11,554	$(19,483)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the six months ended June 30, 2012. As of June 30, 2012, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $23.4 million, maturing through 2013. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2012, the Company had posted $4.0 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s Revolving Credit Facility. As of June 30, 2012, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.180 billion, maturing through 2013.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $11.2 million, net of tax, as of June 30, 2012. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

The payment obligations of the Company under the 2015 Notes and the 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. Each of the Guarantors is wholly owned, directly or indirectly, by the Company, and all guarantees are full and unconditional. The Non-Guarantors do not guarantee the 2015 Notes or the 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of the Company, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2015 Notes or the 2020 Notes, as the case may be, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2015 Notes or the 2020 Notes, as the case may be, (v) the defeasance of the Company’s obligations under the indenture governing the 2015 Notes or the 2020 Notes, as the case may be, or (vi) the payment in full of the principal amount of the 2015 Notes or the 2020 Notes, as the case may be.

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2012 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$731,404	$245,522	$(14,761)	$962,165

Operating Costs and Expenses:
Cost of services rendered and products sold	—	434,105	113,503	(14,654)	532,954
Selling and administrative expenses	2,031	137,013	102,992	(107)	241,929
Amortization expense	56	16,563	1,183	—	17,802
Trade name impairment	—	67,700	—	—	67,700
Restructuring charges	—	1,310	3,716	—	5,026
Total operating costs and expenses	2,087	656,691	221,394	(14,761)	865,411

Operating (Loss) Income	(2,087)	74,713	24,128	—	96,754

Non-operating Expense (Income):
Interest expense (income)	42,514	21,589	(4,403)	—	59,700
Interest and net investment loss (income)	654	4,729	(6,779)	—	(1,396)
Other expense	—	—	177	—	177

(Loss) Income from Continuing Operations before Income Taxes	(45,255)	48,395	35,133	—	38,273
(Benefit) provision for income taxes	(14,574)	6,964	23,638	—	16,028
Equity in losses of joint venture	—	—	(111)	—	(111)

(Loss) Income from Continuing Operations	(30,681)	41,431	11,384	—	22,134

Income from discontinued operations, net of income taxes	—	798	40	—	838
Equity in earnings of subsidiaries (net of tax)	53,653	9,799	—	(63,452)	—
Net Income	$22,972	$52,028	$11,424	$(63,452)	$22,972

Total Comprehensive Income	$22,414	$52,387	$10,393	$(62,780)	$22,414

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2011 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$750,739	$231,405	$(14,704)	$967,440

Operating Costs and Expenses:
Cost of services rendered and products sold	—	433,364	101,799	(14,529)	520,634
Selling and administrative expenses	2,451	160,435	96,369	(107)	259,148
Amortization expense	54	17,370	8,963	—	26,387
Restructuring charges (credits)	3	(65)	156	—	94
Total operating costs and expenses	2,508	611,104	207,287	(14,636)	806,263

Operating (Loss) Income	(2,508)	139,635	24,118	(68)	161,177

Non-operating Expense (Income):
Interest expense (income)	46,663	23,127	(1,412)	—	68,378
Interest and net investment loss (income)	496	3,182	(5,076)	—	(1,398)
Other expense	—	—	173	—	173

(Loss) Income from Continuing Operations before Income Taxes	(49,667)	113,326	30,433	(68)	94,024
(Benefit) provision for income taxes	(19,464)	31,279	21,647	—	33,462

(Loss) Income from Continuing Operations	(30,203)	82,047	8,786	(68)	60,562

Income (loss) from discontinued operations, net of income taxes	—	2,602	(6,512)	68	(3,842)
Equity in earnings of subsidiaries (net of tax)	86,923	104	—	(87,027)	—
Net Income	$56,720	$84,753	$2,274	$(87,027)	$56,720

Total Comprehensive Income	$55,510	$84,460	$3,367	$(87,827)	$55,510

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Six Months Ended June 30, 2012 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,217,276	$428,585	$(29,007)	$1,616,854

Operating Costs and Expenses:
Cost of services rendered and products sold	—	752,296	196,040	(28,794)	919,542
Selling and administrative expenses	4,113	230,574	198,825	(213)	433,299
Amortization expense	111	33,393	2,287	—	35,791
Trade name impairment	—	67,700	—	—	67,700
Restructuring charges	—	3,589	5,427	—	9,016
Total operating costs and expenses	4,224	1,087,552	402,579	(29,007)	1,465,348

Operating (Loss) Income	(4,224)	129,724	26,006	—	151,506

Non-operating Expense (Income):
Interest expense (income)	89,355	43,784	(8,625)	—	124,514
Interest and net investment loss (income)	464	6,350	(10,852)	—	(4,038)
Loss on extinguishment of debt	39,193	—	—	—	39,193
Other expense	—	—	351	—	351

(Loss) Income from Continuing Operations before Income Taxes	(133,236)	79,590	45,132	—	(8,514)
(Benefit) provision for income taxes	(47,404)	4,679	41,072	—	(1,653)
Equity in losses of joint venture	—	—	(111)	—	(111)

(Loss) Income from Continuing Operations	(85,832)	74,911	3,949	—	(6,972)

(Loss) income from discontinued operations, net of income taxes	—	(123)	37	—	(86)
Equity in earnings of subsidiaries (net of tax)	78,774	3,025	—	(81,799)	—
Net (Loss) Income	$(7,058)	$77,813	$3,986	$(81,799)	$(7,058)

Total Comprehensive (Loss) Income	$(364)	$78,761	$4,586	$(83,347)	$(364)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Six Months Ended June 30, 2011 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,215,057	$395,297	$(28,243)	$1,582,111

Operating Costs and Expenses:
Cost of services rendered and products sold	—	742,926	176,142	(27,865)	891,203
Selling and administrative expenses	4,684	260,195	185,787	(213)	450,453
Amortization expense	109	34,713	17,928	—	52,750
Restructuring charges	35	2,492	156	—	2,683
Total operating costs and expenses	4,828	1,040,326	380,013	(28,078)	1,397,089

Operating (Loss) Income	(4,828)	174,731	15,284	(165)	185,022

Non-operating Expense (Income):
Interest expense	92,598	42,118	2,177	—	136,893
Interest and net investment loss (income)	869	4,458	(8,918)	—	(3,591)
Other expense	—	—	348	—	348

(Loss) Income from Continuing Operations before Income Taxes	(98,295)	128,155	21,677	(165)	51,372
(Benefit) provision for income taxes	(40,197)	23,341	32,961	—	16,105

(Loss) Income from Continuing Operations	(58,098)	104,814	(11,284)	(165)	35,267

Income (loss) from discontinued operations, net of income taxes	—	15,761	(40,869)	165	(24,943)
Equity in earnings (losses) of subsidiaries (net of tax)	68,422	(53,891)	—	(14,531)	—
Net Income (Loss)	$10,324	$66,684	$(52,153)	$(14,531)	$10,324

Total Comprehensive Income (Loss)	$20,312	$66,697	$(49,374)	$(17,323)	$20,312

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of June 30, 2012

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$182,764	$17,674	$99,516	$—	$299,954
Marketable securities	—	—	35,161	—	35,161
Receivables	1,127	168,656	510,985	(218,813)	461,955
Inventories	—	56,272	2,616	—	58,888
Prepaid expenses and other assets	10,804	54,221	22,326	(265)	87,086
Deferred customer acquisition costs	—	36,112	14,953	—	51,065
Deferred taxes	39,745	47,205	4,287	—	91,237
Total Current Assets	234,440	380,140	689,844	(219,078)	1,085,346
Property and Equipment:
At cost	—	416,864	179,760	—	596,624
Less: accumulated depreciation	—	(184,778)	(76,671)	—	(261,449)
Net property and equipment	—	232,086	103,089	—	335,175

Other Assets:
Goodwill	—	2,805,585	366,728	—	3,172,313
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,705,234	737,768	—	2,443,002
Notes receivable	2,019,913	55	30,001	(2,027,860)	22,109
Long-term marketable securities	11,114	—	106,492	—	117,606
Investments in and advances to subsidiaries	2,943,261	960,396	—	(3,903,657)	—
Other assets	48,499	3,905	1,414	(47,563)	6,255
Debt issuance costs	37,047	—	11	—	37,058
Total Assets	$5,294,274	$6,087,401	$2,035,347	$(6,198,158)	$7,218,864

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$238	$70,757	$43,501	$—	$114,496
Accrued liabilities:
Payroll and related expenses	1,684	36,250	35,927	—	73,861
Self-insured claims and related expenses	—	19,246	63,207	—	82,453
Accrued interest payable	54,691	353	44	(265)	54,823
Other	4,454	29,368	38,582	—	72,404
Deferred revenue	—	193,318	333,181	—	526,499
Liabilities of discontinued operations	—	776	163	—	939
Current portion of long-term debt	110,601	19,301	144,551	(218,813)	55,640
Total Current Liabilities	171,668	369,369	659,156	(219,078)	981,115

Long-Term Debt	3,765,531	2,033,577	54,703	(2,027,860)	3,825,951

Other Long-Term Liabilities:
Deferred taxes	—	805,918	277,532	(47,563)	1,035,887
Intercompany payable	70,016	—	348,927	(418,943)	—
Other long-term obligations, primarily self insured claims	36,046	1,328	87,524	—	124,898
Total Other Long-Term Liabilities	106,062	807,246	713,983	(466,506)	1,160,785

Shareholder’s Equity	1,251,013	2,877,209	607,505	(3,484,714)	1,251,013
Total Liabilities and Shareholder’s Equity	$5,294,274	$6,087,401	$2,035,347	$(6,198,158)	$7,218,864

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2012

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$232,382	$13,751	$82,797	$—	$328,930

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(47,305)	180,656	8,455	(47,214)	94,592

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(28,823)	(19,539)	—	(48,362)
Sale of equipment and other assets	—	431	3	—	434
Other business acquisitions, net of cash acquired	—	(9,504)	(1,991)	—	(11,495)
Notes receivable, financial investments and securities, net	—	—	(14,613)	—	(14,613)
Net Cash Used for Investing Activities from Continuing Operations	—	(37,896)	(36,140)	—	(74,036)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	600,000	—	—	—	600,000
Payments of debt	(625,831)	(5,755)	(1,459)	—	(633,045)
Debt issuance costs paid	(12,700)	—	—	—	(12,700)
Shareholders’ dividends	—	(23,607)	(23,607)	47,214	—
Net intercompany advances	36,218	(105,746)	69,528	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(2,313)	(135,108)	44,462	47,214	(45,745)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(180)	(58)	—	(238)
Cash used for investing activities:
Proceeds from sale of business	—	(3,549)	—	—	(3,549)
Net Cash Used for Discontinued Operations	—	(3,729)	(58)	—	(3,787)

Cash (Decrease) Increase During the Period	(49,618)	3,923	16,719	—	(28,976)

Cash and Cash Equivalents at End of Period	$182,764	$17,674	$99,516	$—	$299,954

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported operating revenue of $962.2 million and $967.4 million for the three months ended June 30, 2012 and 2011, respectively, and $1,616.9 million and $1,582.1 million for the six months ended June 30, 2012 and 2011, respectively. The change in revenue was driven by the results of our business units as described in our “Segment Review.”

Operating income was $96.8 million and $161.2 million for the three months ended June 30, 2012 and 2011, respectively, and $151.5 million and $185.0 million for the six months ended June 30, 2012 and 2011, respectively. Income from continuing operations before income taxes was $38.3 million and $94.0 million for the three months ended June 30, 2012 and 2011, respectively. Loss from continuing operations before income taxes was $8.5 million for the six months ended June 30, 2012 compared to income from continuing operations before income taxes of $51.4 million for the six months ended June 30, 2011.

The decrease in income from continuing operations before income taxes for the three and six months ended June 30, 2012 compared to June 30, 2011 primarily reflects the net effect of year over year changes in the following items:

(In thousands)	Three Months Ended June 30, 2012 Compared to June 30, 2011	Six Months Ended June 30, 2012 Compared to June 30, 2011
Non-cash trade name impairment(1)	$(67,700)	$(67,700)
Loss on extinguishment of debt(2)	—	(39,193)
Restructuring charges(3)	(4,932)	(6,333)
Interest expense(4)	8,678	12,379
Depreciation and amortization expense(5)	7,455	14,777
Segment results(6)	698	25,379
Other	50	805
	$(55,751)	$(59,886)

(1)                                  Represents a pre-tax non-cash impairment charge of $67.7 million recorded in the three and six months ended June 30, 2012 to reduce the carrying value of the TruGreen trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets. There were no similar impairment charges included in continuing operations for the three and six months ended June 30, 2011. See Note 5 to the condensed consolidated financial statements for further details.

(2)                                  Represents the loss on extinguishment of debt recorded in the six months ended June 30, 2012 related to the redemption of $600 million aggregate principal amount of 2015 Notes.

(3)                                  Represents the net increase in restructuring charges related primarily to the impact of a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of field leadership at ServiceMaster Clean, and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters. See Note 3 to the condensed consolidated financial statements for further details.

(4)                                  For the three and six months ended June 30, 2012 as compared to 2011, represents a decrease in interest expense as a result of decreases in our weighted average interest rate and average long-term debt balance.

(5)                                  Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized, offset, in part, by increased depreciation of property and equipment as a result of property additions.

(6)                                  Represents an improvement in income from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes key executive transition charges of $0.8 million and $2.5 million recorded in the three months ended June 30, 2012 and 2011, respectively, and $1.4 million and $5.3 million recorded in the six months ended June 30, 2012 and 2011, respectively, which included recruiting costs and signing bonuses related to the hiring of our new Chief Executive Officer (“CEO”) and other key executives and separation charges related to the resignations of our former Chief Financial Officer (“CFO”) and the former Presidents of TruGreen, ServiceMaster Clean and Merry Maids. Also includes a $2.5 million impairment of licensed intellectual property at Terminix recorded in the three and six months ended June 30, 2012, a $5.4 million increase in tax related reserves at American

Home Shield recorded in three and six months ended June 30, 2012 and technology related costs of $4.2 million recorded in the six months ended June 30, 2012, which related to the abandonment of certain internally developed software at Merry Maids.

Operating and Non-Operating Expenses

Cost of Services Rendered and Products Sold

The Company reported cost of services rendered and products sold of $533.0 million for the second quarter of 2012 compared to $520.6 million for the second quarter of 2011. As a percentage of operating revenue, these costs increased to 55.4 percent for the three months ended June 30, 2012 from 53.8 percent for the three months ended June 30, 2011. This percentage increase primarily reflects an increase in fuel and fertilizer prices, a $2.5 million impairment of licensed intellectual property at Terminix, an increase in product distribution revenue at Terminix, which has lower margins than termite or pest revenue, and an increase in expenses in our automobile, general liability and workers’ compensation program due primarily to the reversal, in the second quarter of 2011, of claims reserves driven by favorable claims experience, offset, in part, by a reduction in home warranty claims costs, the favorable impact of acquiring assets in connection with exiting certain fleet leases and other cost reductions realized through ongoing initiatives.

The Company reported cost of services rendered and products sold of $919.5 million for the six months ended June 30, 2012 compared to $891.2 million for the six months ended June 30, 2011. As a percentage of operating revenue, these costs increased to 56.9 percent for the six months ended June 30, 2012 from 56.3 percent for the six months ended June 30, 2011. This percentage increase primarily reflects an increase in fuel and fertilizer prices, a $2.5 million impairment of licensed intellectual property at Terminix, an increase in product distribution revenue at Terminix, which has lower margins than termite or pest revenue, and an increase in expenses in our automobile, general liability and workers’ compensation program due primarily to the reversal, in the six months ended June 30, 2011, of claims reserves driven by favorable claims experience, offset, in part, by labor efficiencies, a reduction in termite damage claims expense and home warranty claims costs, the favorable impact of acquiring assets in connection with exiting certain fleet leases and a reduction in ice melt sales at TruGreen, which has lower margins than core lawn services.

Selling and Administrative Expenses

The Company reported selling and administrative expenses of $241.9 million for the second quarter of 2012 compared to $259.1 million for the second quarter of 2011. As a percentage of operating revenue, these costs decreased to 25.1 percent for the three months ended June 30, 2012 from 26.8 percent for the three months ended June 30, 2011. This percentage decrease primarily reflects a $1.6 million reduction in key executive transition charges, a reduction in sales and marketing expense and cost reductions realized through ongoing initiatives, offset, in part, by a $5.4 million increase in tax related reserves at American Home Shield, an increase in technology costs related to a new operating system at American Home Shield, which is currently under development, and an increase in spending in the Company’s centers of excellence.

The Company reported selling and administrative expenses of $433.3 million for the six months ended June 30, 2012 compared to $450.5 million for the six months ended June 30, 2011. As a percentage of operating revenue, these costs decreased to 26.8 percent for the six months ended June 30, 2012 from 28.5 percent for the six months ended June 30, 2011. This percentage decrease primarily reflects a $3.9 million reduction in key executive transition charges, a reduction in sales and marketing expense and cost reductions realized through ongoing initiatives, offset, in part, by an increase in spending in the Company’s centers of excellence, a $5.4 million increase in tax related reserves at American Home Shield, and an increase in technology costs related to new operating systems at TruGreen and American Home Shield, which are currently under development, the abandonment of certain internally developed software at Merry Maids and for PCI standards compliance purposes.

Amortization Expense

Amortization expense was $17.8 million and $26.4 million for the three months ended June 30, 2012 and 2011, respectively, and $35.8 million and $52.8 million for the six months ended June 30, 2012 and 2011, respectively. The decreases are a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized.

Trade Name Impairment

During the three months ended June 30, 2012, the Company recorded a pre-tax non-cash impairment charge of $67.7 million to reduce the carrying value of the TruGreen trade name as a result of its interim impairment testing of indefinite-lived intangible assets. There were no similar impairment charges recorded in continuing operations for the three and six months ended June 30, 2011.

Based on the revenue results at TruGreen in the first six months of 2012 and a lower revenue outlook for the remainder of 2012 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2012.

The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates and hypothetical royalty rates, estimating the amount and timing of future revenue attributable to the trade names over a defined projection period and identification of appropriate long-term revenue growth rate assumptions after the defined projection period. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

As a result of the aforementioned impairment indicators and in accordance with applicable accounting standards, the Company performed an impairment analysis on its indefinite-lived intangible asset related to TruGreen’s trade name to determine the fair value as of June 30, 2012. Based on the lower projected revenue for TruGreen as discussed above, the Company determined the fair value attributable to the TruGreen trade name was less than its carrying value by $67.7 million, which was recorded as a trade name impairment in the second quarter of 2012.

The impairment charge in the second quarter of 2012 was primarily attributable to a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2012 compared to the projections used in the last annual impairment assessment performed on October 1, 2011. The changes in projected future growth at TruGreen arose in part from the shift in strategy for TruGreen described in “—Segment Review—TruGreen Segment.” Although the Company projected future growth in revenue at TruGreen as a part of its June 30, 2012 impairment analysis, such growth was lower than the revenue growth projected at the time the trade name was tested for impairment in 2011. The long-term revenue growth rates used in the impairment tests at June 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rate used in the June 30, 2012 impairment test was 50 bps lower than the discount rate used in the October 1, 2011 impairment test for the TruGreen trade name. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis. Had the Company used a discount rate in assessing the impairment of its TruGreen trade name that was 100 bps higher (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $93.7 million in the second quarter of 2012.

As a result of the trade name impairment recorded in the second quarter of 2012, the carrying value of the TruGreen trade name was adjusted to its estimated fair value as of June 30, 2012. Any further decline in the estimated fair value of this trade name will result in additional trade name impairment. It is possible that such impairment, if required, could be material and may need to be recorded prior to the fourth quarter of 2012 (i.e., during the third quarter) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

Although the TruGreen reporting unit has lowered its projected revenue as compared with previous forecasts, the Company does not believe such changes would more likely than not reduce the fair value of the TruGreen reporting unit below its carrying amount. As such, the Company did not perform an interim goodwill impairment test for the TruGreen reporting unit.

The Company determined that there were no impairment indicators for the goodwill or other indefinite-lived intangible assets of any reporting units other than the TruGreen trade name as of June 30, 2012.

Restructuring Charges

The Company incurred restructuring charges of $5.0 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively and $9.0 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively. Restructuring charges (credits) were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Terminix branch optimization(1)	$697	$(73)	$2,817	$2,467
TruGreen reorganization and restructuring(2)	149	—	820	—
ServiceMaster Clean reorganization(3)	467	—	467	—
Centers of excellence initiative(4)	3,713	—	4,912	—
Other(5)	—	167	—	216
Total restructuring charges	$5,026	$94	$9,016	$2,683

(1)                                  Represents restructuring charges (credits) related to a branch optimization project. For the three and six months ended June 30, 2012, these charges included lease termination costs. For the three months ended June 30, 2011, these credits included adjustments to lease termination reserves. For the six months ended June 30, 2011, these charges included lease termination costs of $2.4 million and severance costs of $0.1 million.

(2)                                  Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended June 30, 2012, these charges included severance costs. For the six months ended June 30, 2012, these charges included severance and lease termination costs of $0.3 million and $0.5 million, respectively.

(3)                                  Represents restructuring charges related to a reorganization of leadership. For the three and six months ended June 30, 2012, these charges included severance costs.

(4)                                 Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in our centers of excellence. For the three months ended June 30, 2012 these charges included professional fees of $0.7 million and severance and other costs of $3.0 million. For the six months ended June 30, 2012 these charges included professional fees of $1.4 million and severance and other costs of $3.5 million.

(5)                                 For the three and six months ended June 30, 2011, these charges included reserve adjustments associated with previous restructuring initiatives.

Non-Operating Expense

Non-operating expense totaled $58.5 million and $67.2 million for the three months ended June 30, 2012 and 2011, respectively. This change is primarily due to an $8.7 million decrease in interest expense as a result of a decrease in our weighted-average interest rate and average long-term debt balance.

Non-operating expense totaled $160.0 million and $133.7 million for the six months ended June 30, 2012 and 2011, respectively. This increase is primarily due to a $39.2 million loss on extinguishment of debt recorded in the six months ended June 30, 2012 related to the redemption of $600 million aggregate principal amount of the outstanding 2015 Notes, partially offset by a $12.4 million decrease in interest expense as a result of a decrease in our weighted average interest rate and average long-term debt balance.

Interest and net investment income was comprised of the following for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Realized gains(1)	$1,404	$1,146	$2,750	$2,586
Deferred compensation trust(2)	(296)	59	754	580
Other(3)	288	193	534	425
Interest and net investment income	$1,396	$1,398	$4,038	$3,591

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

Income Taxes

The effective tax rate on income from continuing operations was 41.9 percent for the three months ended June 30, 2012 compared to 35.6 percent for the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2011 was favorably impacted by the recognition of previously unrecognized tax benefits.

The effective tax rate on income from continuing operations was 19.4 percent for the six months ended June 30, 2012 compared to 31.3 percent for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 was affected by the impairment of the TruGreen trade name and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Net Income (Loss)

Net income for the three months ended June 30, 2012 and 2011 was $23.0 million and $56.7 million, respectively. The $33.7 million decrease was driven by a $55.8 million decrease in income from continuing operations before income taxes, partially offset by a $17.4 million reduction in provision for income taxes and $4.7 million improvement in income from discontinued operations, net of income taxes.

Net loss for the six months ended June 30, 2012 was $7.1 million compared to net income for the six months ended June 30, 2011 of $10.3 million. The $17.4 million decrease was driven by a $59.9 million decrease in income from continuing operations before income taxes, partially offset by a $24.8 million improvement in loss from discontinued operations, net of income taxes, and a $17.7 million reduction in provision for income taxes.

Key Performance Indicators

The table below presents selected operating metrics related to customer counts and customer retention for our three largest profit businesses. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies. The impact of changes in our key performance indicators on the operating results of our business units is described in “—Segment Review.”

	Key Performance Indicators as of June 30,
	2012	2011
Terminix—
Growth in Pest Control Customers	4.1%	4.7%
Pest Control Customer Retention Rate	79.9%	80.3%
Reduction in Termite Customers	(1.4)%	(0.3)%
Termite Customer Retention Rate	86.0%	86.3%
TruGreen —
Reduction in Full Program Accounts	(13.8)%	(5.2)%
Customer Retention Rate	67.4%	67.2%
American Home Shield—
Growth (Reduction) in Home Warranties	0.2%	(1.5)%
Customer Retention Rate(1)	74.6%	72.9%

(1)                     During the fourth quarter of 2011, the Company changed its calculation methodology of Customer Retention Rate for American Home Shield to be consistent with the calculation methodology for Terminix and TruGreen. The Customer Retention Rate for American Home Shield has been adjusted to reflect the revised calculation methodology for all periods presented.

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

•      Other companies in the Company’s industries may calculate Adjusted EBITDA and Comparable Operating Performance differently, limiting their usefulness as comparative measures; and

•      Comparable Operating Performance does not include purchase accounting and non-cash stock based compensation expense; the latter of which may cause the overall compensation cost of the business to be understated.

Operating Revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Operating Revenue:
Terminix	$347,245	$334,258	$658,664	$618,414
TruGreen	351,372	383,022	482,483	519,283
American Home Shield	208,394	195,326	367,439	336,258
ServiceMaster Clean	32,409	32,870	64,354	65,702
Other Operations and Headquarters	22,745	21,964	43,914	42,454
Total Operating Revenue	$962,165	$967,440	$1,616,854	$1,582,111

Comparable Operating Performance:
Terminix	$88,537	$90,572	$176,856	$160,609
TruGreen	88,037	79,109	84,324	68,720
American Home Shield	44,258	43,592	75,409	68,703
ServiceMaster Clean	11,796	14,364	25,322	28,495
Other Operations and Headquarters	(27,298)	(18,136)	(61,678)	(45,465)
Total Comparable Operating Performance	$205,330	$209,501	$300,233	$281,062

Memo: Items included in Comparable Operating Performance:
Restructuring charges(1)	$5,026	$94	$9,016	$2,683
Management and consulting fees(2)	$1,812	$1,875	$3,625	$3,750

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations	$(277)	$(4,411)	$(608)	$(1,819)

(1)                                 Represents restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of field leadership at ServiceMaster Clean, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs.

(2)                                 Represents management and consulting fees payable to certain related parties. See Note 14 to the condensed consolidated financial statements for further information on management and consulting fees.

The following tables present reconciliations of operating income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Three Months Ended June 30, 2012
Operating income (loss)(1)	$68,438	$8,791	$40,556	$10,537	$(31,568)	$96,754
Depreciation and amortization expense	20,103	11,548	2,298	1,259	2,498	37,706
EBITDA	88,541	20,339	42,854	11,796	(29,070)	134,460
Interest and net investment income (loss)(2)	—	—	1,404	—	(8)	1,396
Non-cash trade name impairment(3)	—	67,700	—	—	—	67,700
Adjusted EBITDA	88,541	88,039	44,258	11,796	(29,078)	203,556
Non-cash stock-based compensation expense	—	—	—	—	1,780	1,780
Non-cash credits attributable to purchase accounting(4)	(4)	(2)	—	—	—	(6)
Comparable Operating Performance	$88,537	$88,037	$44,258	$11,796	$(27,298)	$205,330

Memo: Items included in Comparable Operating Performance
Restructuring charges(5)	$697	$149	$—	$467	$3,713	$5,026
Management and consulting fees(6)	$—	$—	$—	$—	$1,812	$1,812

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(277)	$(277)

Three Months Ended June 30, 2011
Operating income (loss)(1)	$72,108	$68,588	$31,356	$12,529	$(23,404)	$161,177
Depreciation and amortization expense	18,476	10,530	11,090	1,835	3,230	45,161
EBITDA	90,584	79,118	42,446	14,364	(20,174)	206,338
Interest and net investment income(2)	—	—	1,146	—	252	1,398
Adjusted EBITDA	90,584	79,118	43,592	14,364	(19,922)	207,736
Non-cash stock-based compensation expense	—	—	—	—	1,786	1,786
Non-cash credits attributable to purchase accounting(4)	(12)	(9)	—	—	—	(21)
Comparable Operating Performance	$90,572	$79,109	$43,592	$14,364	$(18,136)	$209,501

Memo: Items included in Comparable Operating Performance
Restructuring (credits) charges(5)	$(73)	$8	$—	$—	$159	$94
Management and consulting fees(6)	$—	$—	$—	$—	$1,875	$1,875

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(4,411)	$(4,411)

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Six Months Ended June 30, 2012
Operating income (loss)(1)	$137,508	$(5,531)	$68,384	$22,813	$(71,668)	$151,506
Depreciation and amortization expense	39,356	22,163	4,275	2,509	5,244	73,547
EBITDA	176,864	16,632	72,659	25,322	(66,424)	225,053
Interest and net investment income(2)	—	—	2,750	—	1,288	4,038
Non-cash trade name impairment(3)	—	67,700	—	—	—	67,700
Adjusted EBITDA	176,864	84,332	75,409	25,322	(65,136)	296,791
Non-cash stock-based compensation expense	—	—	—	—	3,458	3,458
Non-cash credits attributable to purchase accounting(4)	(8)	(8)	—	—	—	(16)
Comparable Operating Performance	$176,856	$84,324	$75,409	$25,322	$(61,678)	$300,233

Memo: Items included in Comparable Operating Performance
Restructuring charges(5)	$2,817	$820	$—	$467	$4,912	$9,016
Management and consulting fees(6)	$—	$—	$—	$—	$3,625	$3,625

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(608)	$(608)

Six Months Ended June 30, 2011
Operating income (loss)(1)	$123,489	$48,828	$44,513	$25,262	$(57,070)	$185,022
Depreciation and amortization expense	37,147	19,911	21,604	3,233	6,429	88,324
EBITDA	160,636	68,739	66,117	28,495	(50,641)	273,346
Interest and net investment income(2)	—	—	2,586	—	1,005	3,591
Adjusted EBITDA	160,636	68,739	68,703	28,495	(49,636)	276,937
Non-cash stock-based compensation expense	—	—	—	—	4,171	4,171
Non-cash credits attributable to purchase accounting(4)	(27)	(19)	—	—	—	(46)
Comparable Operating Performance	$160,609	$68,720	$68,703	$28,495	$(45,465)	$281,062

Memo: Items included in Comparable Operating Performance
Restructuring charges(5)	$2,467	$5	$—	$20	$191	$2,683
Management and consulting fees(6)	$—	$—	$—	$—	$3,750	$3,750

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(1,819)	$(1,819)

(1)                                 Presented below is a reconciliation of total segment operating income to net income (loss):

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Total Segment Operating Income	$96,754	$161,177	$151,506	$185,022
Non-operating Expense (Income):
Interest expense	59,700	68,378	124,514	136,893
Interest and net investment income	(1,396)	(1,398)	(4,038)	(3,591)
Loss on extinguishment of debt	—	—	39,193	—
Other expense	177	173	351	348
Income (Loss) from Continuing Operations before Income Taxes	38,273	94,024	(8,514)	51,372
Provision (benefit) for income taxes	16,028	33,462	(1,653)	16,105
Equity in losses of joint venture	(111)	—	(111)	—
Income (Loss) from Continuing Operations	22,134	60,562	(6,972)	35,267
Income (loss) from discontinued operations, net of income taxes	838	(3,842)	(86)	(24,943)
Net Income (Loss)	$22,972	$56,720	$(7,058)	$10,324

(2)                                Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $258.4 million as of June 30, 2012. American Home Shield interest and net investment income was $1.4 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively and $2.8 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively. The balance of interest and net investment income primarily relates to (i) investment (loss) income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income (loss) from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                               Represents a pre-tax non-cash impairment charge of $67.7 million recorded in the three and six months ended June 30, 2012 to reduce the carrying value of the TruGreen trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets. There were no similar impairment charges included in continuing operations for the three and six months ended June 30, 2011. See Note 5 to the condensed consolidated financial statements for further details.

(4)                                 The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

(5)                                Represents restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of field leadership at ServiceMaster Clean, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs.

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

Terminix Segment

Second Quarter

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 3.9 percent increase in operating revenue, a 5.1 percent decrease in operating income and a 2.2 percent decrease in Comparable Operating Performance for the second quarter of 2012 compared to 2011. Pest control revenue, which was 51.2 percent of the segment’s operating revenue in the second quarter of 2012, increased 6.6 percent compared to the second quarter of 2011, reflecting a 4.7 percent increase in average customer counts, a $2.7 million increase in other revenue, primarily bed bug services, and improved price realization. Absolute pest control customer counts as of June 30, 2012 compared to 2011 increased 4.1 percent, driven by an increase in new sales and acquisitions, offset, in part, by a 40 bps decrease in the customer retention rate. Termite revenue, which was 42.9 percent of the segment’s operating revenue in the second quarter of 2012, decreased 1.0 percent compared to the second quarter of 2011. Termite renewal revenue comprised 50.2 percent of total termite revenue, while the remainder consisted of termite new unit sales. The decrease in termite revenue reflected a 5.5 percent decrease in new unit sales, the unfavorable timing of renewal revenue and a 1.1 percent decline in average renewal customer counts, offset, in part, by improved price realization. Absolute termite renewal customer counts as of June 30, 2012 compared to 2011 declined 1.4 percent. Product distribution revenue, which has lower margins than pest or termite revenue and accounted for approximately six percent of total segment operating revenue, increased $4.1 million in the second quarter of 2012 compared to 2011.

Terminix’s Comparable Operating Performance decreased $2.0 million for the second quarter of 2012 compared to the second quarter of 2011. Terminix’s Comparable Operating Performance included restructuring charges of $0.7 million in the second quarter of 2012. Additionally, a $2.5 million impairment of licensed intellectual property was recorded in the second quarter of 2012. The remaining $1.2 million increase primarily reflects the impact of higher operating revenue, a reduction in sales and marketing expense and the favorable impact of acquiring assets in connection with exiting certain fleet leases, offset, in part, by an increase in product distribution revenue, which has lower margins than pest or termite revenue, and an increase in fuel prices.

Six Months Ended June 30, 2012

The Terminix segment reported a 6.5 percent increase in operating revenue, an 11.4 percent increase in operating income and a 10.1 percent increase in Comparable Operating Performance for the six months ended June 30, 2012 compared to 2011. Pest control revenue, which was 52.1 percent of the segment’s operating revenue in the six months ended June 30, 2012, increased 7.3 percent compared to the six months ended June 30, 2011, reflecting a 5.3 percent increase in average customer counts and a $5.4 million increase in other revenue, primarily bed bug services, and improved price realization. Absolute pest control customer counts as of June 30, 2012 compared to 2011 increased 4.1 percent, driven by an increase in new sales and acquisitions, offset, in part, by a 40 bps decrease in the customer retention rate. Termite revenue, which was 42.8 percent of the segment’s operating revenue in the six months ended June 30, 2012, increased 3.9 percent compared to the six months ended June 30, 2011. Termite renewal revenue comprised 54.8 percent of total termite revenue, while the remainder consisted of termite new unit sales. The increase in termite revenue reflected a 0.7 percent increase in new unit sales, the favorable timing of renewal revenue and improved price realization, offset, in part, by a 1.0 percent decline in average renewal customer counts. Absolute termite renewal customer counts as of June 30, 2012 compared to 2011 declined 1.4 percent. Product distribution revenue, which has lower margins than pest or termite revenue and accounted for approximately five percent of total segment operating revenue, increased $7.2 million in the six months ended June 30, 2012 compared to 2011.

Terminix’s Comparable Operating Performance increased $16.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Terminix’s Comparable Operating Performance included restructuring charges of $2.8 million and $2.5 million in the six months ended June 30, 2012 and 2011, respectively. Additionally, a $2.5 million impairment of licensed intellectual property was recorded in the six months ended June 30, 2012. The remaining $19.0 million increase primarily reflects the impact of higher operating revenue, production labor efficiencies, a reduction in sales and marketing expense and termite damage claims expense, other cost reductions realized through ongoing initiatives, including the benefits of sales mobility and routing and scheduling tools, and the favorable impact of acquiring assets in connection with exiting certain fleet leases, offset, in part, by an increase in product distribution revenue, which has lower margins than pest or termite revenue and an increase in fuel prices.

TruGreen Segment

TruGreen, which provides residential and commercial lawn, tree and shrub care services, has embarked on a strategy to redesign its product offerings based on the latest agronomic science, transform the customer experience through a combination of new technology, new processes and stricter branch standards, and rebalance its sales mix toward channels with higher retention and profitability.

In 2011, TruGreen made the decision to rebalance its sales mix toward channels with higher retention and profitability.  Specifically, TruGreen has reduced its spending in the neighborhood sales channel and increased marketing spending in sales channels which it believes will yield more attractive returns in the long-term, such as digital marketing.  TruGreen also recently introduced its new Healthy Lawn Plan, which provides a customized, full-year treatment plan that better matches the growing conditions in each part of the country.  At the same time, TruGreen decided to de-emphasize selling less than full programs which it believes do not foster long-term customer relationships or deliver predictable, consistent outcomes for its customers.  TruGreen continues to seek to transform its customers’ experience through a combination of new technology, improved processes and stricter branch standards, including technology upgrades in its call center operations, improved pre- and post-service communication and more consistent adherence to resource planning models in its branches.

The Company believes the changes it is making at TruGreen will position the business for future, longer-term revenue growth and continued growth in Comparable Operating Performance by transforming TruGreen’s relationships with its customers and improving the efficiency of its operations.

Second Quarter

The TruGreen segment reported an 8.3 percent decrease in operating revenue, an 87.2 percent decrease in operating income and an 11.3 percent improvement in Comparable Operating Performance for the second quarter of 2012 compared to 2011. Revenue from residential lawn service customers, which was 81.6 percent of the segment’s operating revenue in the second quarter of 2012, declined 11.2 percent compared to the second quarter of 2011, reflecting a 12.1 percent decline in average residential full program customer counts, offset, in part, by improved price realization. Absolute customer counts as of June 30, 2012 compared to 2011 declined 13.8 percent, driven by a decrease in new unit sales, offset, in part, by a 20 bps increase in the residential full program customer retention rate. Declines in new unit sales were significantly impacted by changes in our product offerings and the rebalancing of our sales channel mix. For the second quarter of 2012 compared to 2011, the segment’s operating revenue also reflects a $4.6 million increase in revenue from commercial customers.

TruGreen’s operating income for the second quarter of 2012 included a pre-tax non-cash impairment charge of $67.7 million to reduce the carrying value of the TruGreen trade name to its estimated fair value as further discussed in Note 5 to the condensed consolidated financial statements. There were no similar charges in the second quarter of 2011. TruGreen’s Comparable Operating Performance increased $8.9 million for the second quarter of 2012 compared to the second quarter of 2011. TruGreen’s Comparable Operating Performance included restructuring charges of $0.1 million in the second quarter of 2012. Additionally, key executive transition charges of $1.0 million were recorded in the second quarter of 2011, which included separation charges related to the resignation of the former President of TruGreen. The remaining $8.1 million increase primarily reflects lower sales staffing, driven by our decision to reduce our focus on the neighborhood sales channel, and other cost reductions realized through ongoing productivity and standardization initiatives, including more consistent adherence to resource planning models in our branches, offset, in part, by the impact of lower operating revenue and an increase in fuel and fertilizer prices.

Six Months Ended June 30, 2012

The TruGreen segment reported a 7.1 percent decrease in operating revenue, a 111.3 percent decrease in operating income and a 22.7 percent improvement in Comparable Operating Performance for the six months ended June 30, 2012 compared to 2011. Revenue from residential lawn service customers, which was 82.7 percent of the segment’s operating revenue in the six months ended June 30, 2012, declined 8.8 percent compared to the six months ended June 30, 2011, reflecting a 9.6 percent decline in average residential full program customer counts, offset, in part, by improved price realization. Absolute customer counts as of June 30, 2012 compared to 2011 declined 13.8 percent, driven by a decrease in new unit sales, offset, in part, by a 20 bps increase in the residential full program customer retention rate. Declines in new unit sales were significantly impacted by changes in our product offerings and the rebalancing of our sales channel mix. For the six months ended June 30, 2012 compared to 2011, the segment’s operating revenue also reflects a $5.6 million increase in revenue from commercial customers, offset, in part, by a $3.9 million decrease in sales of ice melt products.

TruGreen’s operating income for the six months ended June 30, 2012 included a pre-tax non-cash impairment charge of $67.7 million to reduce the carrying value of the TruGreen trade name to its estimated fair value as further discussed in Note 5 to the condensed consolidated financial statements. There were no similar charges in the six months ended June 30, 2011. TruGreen’s Comparable Operating Performance increased $15.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. TruGreen’s Comparable Operating Performance included restructuring charges of $0.8 million in the six months ended June 30, 2012. Additionally, key executive transition charges of $1.0 million were recorded in the six months ended June 30, 2011, which included separation charges related to the resignation of the former President of TruGreen. The remaining $15.4 million increase primarily reflects lower sales staffing, driven by our decision to reduce our focus on the neighborhood sales channel, other cost reductions realized through ongoing productivity and standardization initiatives, including more consistent adherence to resource planning models in our branches, and a reduction in ice melt sales, which has lower margins than core lawn services, offset, in part, by the impact of lower operating revenue, an increase in technology costs related to a new operating system, which is currently under development, training initiatives and an increase in fuel and fertilizer prices.

American Home Shield Segment

Management Change

David J. Crawford, President & Chief Operating Officer of American Home Shield, will retire from the Company, effective as of December 31, 2012, and will be replaced by Mark J. Barry as President & Chief Operating Officer of American Home Shield effective as of August 20, 2012.  Mr. Crawford will remain with the Company in a non-executive officer capacity between August 20 and December 31, 2012 to assist with transition matters.  Mr. Barry has served as president of United Technologies Corporation’s Automation and Controls Solutions unit since September 2011, when he was promoted and his responsibilities expanded to include fire, security and HVAC controls.  From March 2010 until September 2011, Mr. Barry served as president of the security products portfolio and then president of the fire products portfolio at United Technologies Corporation.  Prior to that time, Mr. Barry served as president of GE Security-Americas before it was acquired by United Technologies Corporation in 2010.  Prior to joining GE Security, he spent seven years at Tyco International, including five years as president of Tyco International’s Fire and Security Services Asia division.

Second Quarter

The American Home Shield segment, which provides home warranties and preventative maintenance contracts for household systems and appliances, reported a 6.7 percent increase in operating revenue, a 29.3 percent increase in operating income and a 1.5 percent increase in Comparable Operating Performance for the second quarter of 2012 compared to 2011. The operating revenue results reflect an increase due to improved price realization and a 0.6 percent increase in average customer counts. Absolute customer counts as of June 30, 2012 were comparable to 2011.

American Home Shield’s Comparable Operating Performance increased $0.7 million for the second quarter of 2012 compared to the second quarter of 2011. American Home Shield’s Comparable Operating Performance included interest and net investment income from the American Home Shield investment portfolio of $1.4 million and $1.1 million in the second quarter of 2012 and 2011, respectively. The remaining $0.4 million increase primarily reflects the impact of higher operating revenue and a reduction in home warranty claims costs and sales and marketing expense, offset, in part, by an increase in technology costs related to a new operating system, which is currently under development, and a $5.4 million increase in tax related reserves.

Six Months Ended June 30, 2012

The American Home Shield segment reported a 9.3 percent increase in operating revenue, a 53.6 percent increase in operating income and a 9.8 percent increase in Comparable Operating Performance for the six months ended June 30, 2012 compared to 2011. The operating revenue results reflect an increase due to differences between years in the timing of contract claims, improved price realization and a 0.8 percent increase in average customer counts. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Absolute customer counts as of June 30, 2012 were comparable to 2011.

American Home Shield’s Comparable Operating Performance increased $6.7 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. American Home Shield’s Comparable Operating Performance included interest and net investment income from the American Home Shield investment portfolio of $2.8 million and $2.6 million in the six months ended June 30, 2012 and 2011, respectively. The remaining $6.5 million increase primarily reflects the impact of higher operating revenue and a reduction in home warranty claims costs and sales and marketing expense, offset, in part, by an increase in technology costs related to a new operating system, which is currently under development, and a $5.4 million increase in tax related reserves.

ServiceMaster Clean Segment

Second Quarter

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 1.4 percent decrease in operating revenue, a 15.9 percent decrease in operating income and a 17.9 percent decrease in Comparable Operating Performance for the second quarter of 2012 compared to 2011. Domestic royalty fees, which were 52.7 percent of the segment’s operating revenue in the second quarter of 2012, decreased 7.7 percent compared to the second quarter of 2011, primarily driven by decreases in disaster restoration services. Revenue from janitorial national accounts, which was 12.6 percent of the segment’s operating revenue in the second quarter of 2012, increased 38.8 percent compared to the second quarter of 2011, driven by strong sales activity. Sales of products to franchisees, which were 7.6 percent of the segment’s operating revenue in the second quarter of 2012, decreased 14.6 percent compared to the second quarter of 2011, driven by lower franchisee demand for equipment and cleaning products.

ServiceMaster Clean’s Comparable Operating Performance decreased $2.6 million for the second quarter of 2012 compared to the second quarter of 2011. ServiceMaster Clean’s Comparable Operating Performance included restructuring charges of $0.5 million in the second quarter of 2012. Additionally, key executive transition charges of $0.7 million were recorded in the second quarter of 2012, which included separation charges related to the retirement of the former President of ServiceMaster Clean. The remaining $1.4 million decrease primarily reflects the impact of lower operating revenue, specifically domestic royalty fees, which have higher margins than janitorial national accounts and sales of products to franchisees.

Six Months Ended June 30, 2012

The ServiceMaster Clean segment reported a 2.1 percent decrease in operating revenue, a 9.7 percent decrease in operating income and an 11.1 percent decrease in Comparable Operating Performance for the six months ended June 30, 2012 compared to 2011. Domestic royalty fees, which were 53.5 percent of the segment’s operating revenue in the six months ended June 30, 2012, decreased 3.3 percent compared to the six months ended June 30, 2011, primarily driven by decreases in disaster restoration services. Revenue from janitorial national accounts, which was 11.3 percent of the segment’s operating revenue in the six months ended June 30, 2012, increased 26.7 percent compared to the six months ended June 30, 2011, driven by strong sales activity. Sales of products to franchisees, which were 7.9 percent of the segment’s operating revenue in the six months ended June 30, 2012, decreased 23.6 percent compared to the six months ended June 30, 2011, driven by lower franchisee demand for equipment and cleaning products.

ServiceMaster Clean’s Comparable Operating Performance decreased $3.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. ServiceMaster Clean’s Comparable Operating Performance included restructuring charges of $0.5 million in the six months ended June 30, 2012. Additionally, key executive transition charges of $0.7 million were recorded in the six months ended June 30, 2012, which included separation charges related to the retirement of the former President of ServiceMaster Clean. The remaining $2.0 million decrease primarily reflects the impact of lower operating revenue, specifically domestic royalty fees, which have higher margins than janitorial national accounts and sales of products to franchisees.

Other Operations and Headquarters Segment

Second Quarter

This segment includes the franchised and Company-owned operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 3.6 percent increase in operating revenue, a 34.9 percent increase in operating loss and a 50.5 percent decrease in Comparable Operating Performance for the second quarter of 2012 compared to 2011.

Merry Maids, which provides home cleaning services and accounted for 92.8 percent of the segment’s operating revenue for the second quarter of 2012, reported a 2.5 percent increase in operating revenue, a 24.6 percent increase in operating income and an 18.9 percent increase in Comparable Operating Performance for the second quarter of 2012 compared to 2011. Revenue from company-owned branches, which was 73.9 percent of Merry Maids’ operating revenue in the second quarter of 2012, increased 0.9 percent compared to the second quarter of 2011, reflecting improved price realization, offset, in part, by a $1.2 million reduction in operating revenue driven by the sale of eleven company-owned branches to existing and new franchisees in the fourth quarter of 2011. As adjusted for branch dispositions in 2011, operating revenue also reflected an 8.0 percent increase in average customer counts at company-owned branches. Absolute customer counts as of June 30, 2012 compared to 2011 declined 0.6 percent driven by the company-owned branch sales and a decrease in new units and acquisitions, offset, in part, by a 640 bps increase in the customer retention rate. Royalty fees, which were 20.5 percent of Merry Maids’ operating revenue in the second quarter of 2012, increased 5.6 percent compared to the second quarter of 2011, driven by organic franchise growth, franchise license sales and the sale of the company-owned branches to existing and new franchisees. Sales of products to franchisees, which were 5.6 percent of the segment’s operating revenue in the second quarter of 2012, increased 14.5 percent compared to the second quarter of 2011, driven by higher equipment.

Merry Maids’ Comparable Operating Performance increased $0.9 million for the second quarter of 2012 compared to the second quarter of 2011. This increase primarily reflects the impact of higher operating revenue, labor efficiencies and other cost reductions realized through ongoing initiatives.

The Comparable Operating Performance of SMAC and the Company’s headquarters functions decreased $10.1 million for the second quarter of 2012 compared to the second quarter of 2011. The segment’s Comparable Operating Performance included restructuring charges of $3.7 million and $0.2 million in the second quarter of 2012 and 2011, respectively. Additionally, key executive transition charges of $0.1 million and $1.5 million were recorded in the second quarter of 2012 and 2011, respectively, which included recruiting costs and signing bonuses related to the hiring of key executives and separation charges related to the resignation of our former CFO. The remaining $8.0 million decrease in Comparable Operating Performance primarily reflects increased expenses in our automobile, general liability and workers’ compensation program due primarily to the reversal, in the second quarter of 2011, of claims reserves driven by favorable claims experience and an increase in spending in the Company’s centers of excellence to enhance capabilities and on initiatives designed to improve the performance of our operating segments.

Six Months Ended June 30, 2012

The segment reported a 3.4 percent increase in operating revenue, a 25.6 percent increase in operating loss and a 35.7 percent decrease in Comparable Operating Performance for the six months ended June 30, 2012 compared to 2011.

Merry Maids, which accounted for 93.1 percent of the segment’s operating revenue for the six months ended June 30, 2012, reported a 2.9 percent increase in operating revenue, a 23.6 percent decrease in operating income and a 21.7 percent decrease in Comparable Operating Performance for the six months ended June 30, 2012 compared to 2011. Revenue from company-owned branches, which was 73.3 percent of Merry Maids’ operating revenue in the six months ended June 30, 2012, increased 0.7 percent compared to the six months ended June 30, 2011, reflecting improved price realization, offset, in part, by a $2.4 million reduction in operating revenue driven by the sale of eleven company-owned branches to existing and new franchisees in the fourth quarter of 2011. As adjusted for branch dispositions in 2011, operating revenue also reflected a 7.2 percent increase in average customer counts at company-owned branches. Absolute customer counts as of June 30, 2012 compared to 2011 declined 0.6 percent driven by the company-owned branch sales and a decrease in new units and acquisitions, offset, in part, by a 640 bps increase in the customer retention rate. Royalty fees, which were 21.2 percent of Merry Maids’ operating revenue in the six months ended June 30, 2012, increased 8.0 percent compared to the six months ended June 30, 2011, driven by organic franchise growth, franchise license sales and the sale of the company-owned branches to existing and new franchisees. Sales of products to franchisees, which were

5.5 percent of the segment’s operating revenue in the six months ended June 30, 2012, increased 15.8 percent compared to the six months ended June 30, 2011, driven by higher equipment sales.

Merry Maids’ Comparable Operating Performance decreased $1.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Technology related costs of $4.2 million were recorded in the six months ended June 30, 2012, which related to the abandonment of certain internally developed software. Additionally, key executive transition charges of $0.6 million were recorded in the six months ended June 30, 2011, which included separation charges related to the resignation of the former President of Merry Maids. The remaining $1.7 million increase primarily reflects the impact of higher operating revenue, labor efficiencies and other cost reductions realized through ongoing initiatives.

The Comparable Operating Performance of SMAC and the Company’s headquarters functions decreased $14.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The segment’s Comparable Operating Performance included restructuring charges of $4.9 million and $0.2 million in the six months ended June 30, 2012 and 2011, respectively. Additionally, key executive transition charges of $0.7 million and $3.7 million were recorded in the six months ended June 30, 2012 and 2011, respectively, which included recruiting costs and signing bonuses related to the hiring of our new CEO and other key executives and separation charges related to the resignation of our former CFO. The remaining $12.6 million decrease in Comparable Operating Performance primarily reflects an increase in spending in the Company’s centers of excellence to enhance capabilities and on initiatives designed to improve the performance of our operating segments, increased expenses in our automobile, general liability and workers’ compensation program due primarily to the reversal, in the six months ended June 30, 2011, of claims reserves driven by favorable claims experience and an increase in technology related costs for PCI standards compliance purposes.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to Adjusted EBITDA and Comparable Operating Performance for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Operating loss(1)	$(277)	$(5,115)	$(608)	$(39,375)
Benefit for income taxes(1)	(106)	(1,986)	(235)	(15,145)
Operating loss, net of income taxes(1)	(171)	(3,129)	(373)	(24,230)
Gain (loss) on sale, net of income taxes	1,009	(713)	287	(713)
Income (loss) from discontinued operations, net of income taxes(1)	$838	$(3,842)	$(86)	$(24,943)

Operating loss(1)	$(277)	$(5,115)	$(608)	$(39,375)
Interest expense	—	4	—	16
Depreciation and amortization expense	—	700	—	3,509
EBITDA(1)	(277)	(4,411)	(608)	(35,850)
Non-cash trade name impairment(1)	—	—	—	34,185
Adjusted EBITDA	(277)	(4,411)	(608)	(1,665)
Non-cash credits attributable to purchase accounting	—	—	—	(154)
Comparable Operating Performance	$(277)	$(4,411)	$(608)	$(1,819)

(1)                                 During the six months ended June 30, 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations decreased $48.5 million to $94.6 million for the six months ended June 30, 2012 compared to $143.1 million for the six months ended June 30, 2011.

Net cash provided from operating activities for the six months ended June 30, 2012 was comprised of $188.8 million in earnings adjusted for non-cash charges and $3.0 million in premiums received on issuance of the 2020 Notes, offset, in part, by a $57.6 million increase in cash required for working capital, $32.3 million in cash payments for the call premium paid on the redemption of $600 million aggregate principal amount of the outstanding 2015 Notes and $7.3 million in cash payments related to restructuring charges. The increase in working capital requirements for the six months ended June 30, 2012 was driven primarily by seasonal activity and incentive compensation payments related to 2011 performance.

Net cash provided from operating activities for the six months ended June 30, 2011 was comprised of $137.9 million in earnings adjusted for non-cash charges and an $8.3 million decrease in cash required for working capital, offset, in part, by $3.1 million in cash payments related to restructuring charges. The decrease in working capital requirements for the six months ended June 30, 2011 was favorably impacted by the timing of customer prepayments and the reduction in current income tax receivables due to the application of the full year projected income tax rate to income from continuing operations before income taxes for the six months ended June 30, 2011. These favorable items were partially offset by normal seasonal increases in working capital requirements.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $74.0 million for the six months ended June 30, 2012 compared to $75.0 million for the six months ended June 30, 2011.

Capital expenditures decreased to $48.4 million for the six months ended June 30, 2012 from $57.8 million for the six months ended June 30, 2011 and included recurring capital needs and information technology projects. The Company anticipates that capital expenditures for the full year 2012 will range from $85.0 million to $95.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology including new operating systems at TruGreen and American Home Shield, which are currently under development. Although the Company has been purchasing vehicles in recent years, we expect to fulfill our 2012 vehicle fleet needs through capital leases. The Company has no other material capital commitments at this time.

Cash payments for acquisitions for the six months ended June 30, 2012 totaled $11.5 million, compared with $11.9 million for the six months ended June 30, 2011. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at Terminix, TruGreen and Merry Maids at levels consistent with prior periods.

Cash flows from notes receivable, financial investments and securities, net for the six months ended June 30, 2012 is primarily driven by increased investments in marketable securities at American Home Shield.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $45.7 million for the six months ended June 30, 2012 compared to $20.7 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, the Company sold $600.0 million aggregate principal amount of the 2020 Notes and used the proceeds, together with available cash, to redeem $600.0 million aggregate principal amount of the outstanding 2015 Notes, made scheduled principal payments on long-term debt of $29.6 million, made payments on other long-term financing obligations of $3.4 million and paid debt issuance costs of $12.7 million related to the sale of the 2020 Notes. During the six months ended June 30, 2011, the Company made scheduled principal payments on long-term debt of $20.4 million.

Liquidity

The Company is highly leveraged, and a substantial portion of the Company’s liquidity needs is due to service requirements on indebtedness incurred in connection with the Merger, some of which has been refinanced, and from funding the Company’s operations, working capital and capital expenditures. The agreements governing the Term Facilities, the 2015 Notes, the 2020 Notes (which were issued in February 2012 as discussed further below) and the Revolving Credit Facility contain covenants that limit or restrict the ability of the Company to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2012, the Company was in compliance with the covenants under these agreements that were in effect on such date.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of June 30, 2012, the Company had $447.7 million of remaining capacity available under the Revolving Credit Facility.

Cash and Marketable Securities

Cash and short- and long-term marketable securities totaled $452.7 million as of June 30, 2012, compared with $471.4 million as of December 31, 2011. As of June 30, 2012 and December 31, 2011, $258.4 million and $226.2 million, respectively, of the cash and short- and long-term marketable securities balances were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

Fleet and Equipment Financing Arrangements

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (ranging from 70 percent to 84 percent of the estimated terminal value at the inception of the lease depending on the agreement) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of June 30, 2012, the Company’s residual value guarantees related to the leased assets totaled $25.9 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.5 million in the condensed consolidated statements of financial position.

The Company has entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows the Company to obtain fleet vehicles through a leasing program. The Company expects to fulfill substantially all of its vehicle fleet needs in 2012 through the leasing program under the Fleet Agreement. As of June 30, 2012, the Company had acquired $24.9 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments will include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. The Company has no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. The Company anticipates that new lease financings under the Fleet Agreement for the full year 2012 will range from $55.0 million to $65.0 million.

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2012, the estimated fair value of the Company’s fuel swap contracts was a net liability of $2.0 million, and the Company had posted $4.0 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

Revolving Credit Facility

On January 30, 2012, ServiceMaster entered into the Extension Amendment and the Increase Supplement to its Revolving Credit Facility. After effectiveness on February 13, 2012 of the Extension Amendment and the Increase Supplement, the available borrowing capacity under the Revolving Credit Facility is $447.7 million through July 24, 2013, $324.2 million from July 25, 2013 through July 24, 2014 and $265.2 million from July 25, 2014 through January 31, 2017. The Company will continue to have access to letters of credit up to $75.0 million through January 31, 2017.

Senior Notes

In February 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $600 million aggregate principal amount of 2020 Notes. In connection with the issuance of the 2020 Notes, the Company entered into a registration rights agreement, pursuant to which the Company filed with the SEC a registration statement with respect to the resale of the 2020 Notes, which was declared effective on April 27, 2012. The 2020 Notes will mature on February 15, 2020 and bear interest at a rate of 8 percent per annum. The 2020 Notes are guaranteed on a senior unsecured basis by certain domestic subsidiaries of the Company. The proceeds from the sale of the 2020 Notes, together with available cash, were used to redeem $600 million in aggregate principal amount of its outstanding 2015 Notes. Following this redemption, $396 million aggregate principal amount of the 2015 Notes remain outstanding.

Accounts Receivable Securitization

The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to Funding, the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of June 30, 2012, the amount of eligible receivables was approximately $50.0 million.

During the six months ended June 30, 2012, there were no transfers of interests in the pool of trade accounts receivable to Purchasers under this arrangement. As of June 30, 2012 and December 31, 2011, the Company had $10.0 million outstanding under the arrangement and, as of June 30, 2012, had $40.0 million of remaining capacity available under the accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility that was scheduled to mature on July 17, 2012. In July 2012, the maturity date of the accounts receivable securitization arrangement was extended to September 17, 2012. The Company is currently in negotiations with the Purchasers to extend the arrangement until September 2013. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by September 17, 2012.

Limitations on Distributions and Dividends by Subsidiaries

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions, as well as restrictions under the laws of its subsidiaries’ jurisdictions.

The payment of ordinary and extraordinary dividends by the Company’s subsidiaries that are regulated as insurance, home warranty or similar companies is subject to applicable state law limitations. Insurance subsidiaries and home warranty and similar subsidiaries (through which ServiceMaster conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to ServiceMaster. For example, certain states prohibit payment by these subsidiaries to ServiceMaster of dividends in excess of 10% of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $258.4 million as of June 30, 2012, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $210.6 million is held by our home warranties and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect through the end of 2012, and similar limitations are expected to be in effect in 2013. The remainder of the $258.4 million, or $47.8 million, is related to amounts that the Company’s management does not consider readily available to be used to service indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries. None of the subsidiaries of ServiceMaster are obligated to make funds available to ServiceMaster through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of June 30, 2012, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $24.2 million and $24.1 million as of June 30, 2012 and December 31, 2011, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

The 2011 Form 10-K includes disclosure of the Company’s contractual obligations and commitments as of December 31, 2011. The Company continues to make the contractually required payments, and, therefore, the 2012 obligations and commitments as listed in the 2011 Form 10-K have been reduced by the required payments.

On March 27, 2012, the Company and International Business Machines Corporations (“IBM”) entered into an amendment (the “IBM Amendment”) to the information technology outsourcing services agreement, modifying the terms pursuant to which IBM provides information technology operations and applications development services to the Company and its subsidiaries. The IBM Amendment facilitates the expected phase-out through 2013 of a significant portion of the services provided to the Company by IBM as of December 31, 2011.

The terms and provisions of the IBM Amendment (i) remove the Company’s existing minimum revenue commitment to IBM; (ii) extend from 24 months to 36 months the availability of termination assistance from IBM for application development and maintenance services; (iii) allow ServiceMaster to terminate the Agreement related to network, infrastructure and end-user services for convenience upon 60 days’ notice with no termination fees; (iv) significantly reduce termination fees for disaster recovery services; and (v) eliminate termination fees for application development services if the Company terminates such services after September 2013. The terms of the IBM Amendment do not alter the financial estimates set forth in the 2011 Form 10-K contractual obligations and commitments table as of December 31, 2011. Other than execution of the IBM Amendment, there were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the six months ended June 30, 2012.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; the sharing of best practices and talent across our businesses; commodities trends; growth strategies or expectations; expanding our commercial services; expansion opportunities in domestic and international territories; expectations of American Home Shield’s and TruGreen’s new operating systems, which are currently under development; capital expenditures and requirements, including for American Home Shield’s and TruGreen’s new operating systems; estimates for phasing out certain IT services from IBM and projections for expenditures to IBM in 2012 and 2013; human resources, finance and other outsourcing and insourcing arrangements; customer retention; the continuation of acquisitions; fuel prices; impairment charges related to goodwill and intangible assets and assumptions and estimates used in performing impairment analyses, including discount rates and revenue and cash flow projections; estimates of future amortization expense for intangible assets; attraction and retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home warranties claims; estimates of future payments under operating and capital leases; estimates for increases in healthcare costs; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; continuation of tuck-in acquisitions at levels consistent with prior periods; post-closing purchase price adjustments, including, without limitation, items related to potential indemnification claims associated with the TruGreen LandCare disposition; our ability to renegotiate or extend our $50.0 million receivable securitization arrangement; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in Item 1A — Risk Factors in Part II of this report, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•                  the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness;

•                  our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations;

•                  changes in interest rates, because a significant portion of our indebtedness bears interest at variable rates;

•                  changes in the discount rates or other assumptions used by the Company in its assessment for impairment of goodwill and intangible assets;

•                  our ability to secure sources of financing or other funding to allow for direct purchases or leasing of commercial vehicles, primarily for Terminix and TruGreen;

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

•                  higher commodity prices and lack of availability thereof, including, without limitation, fuel and chemicals (primarily at Terminix and TruGreen), which could impact our ability to provide our services and the profitability of our brands;

•                  increases in operating costs, such as higher insurance premiums, self-insurance costs and compensation and benefits costs, including, without limitation, costs related to the comprehensive health care reform law enacted in the first quarter of 2010;

•                  associate retention and labor shortages, changes in employment and wage and hour laws and regulations, such as equal pay initiatives, additional anti-discrimination rules or tests and different interpretations of exemptions from overtime laws;

•                  epidemics, pandemics or other public health concerns or crises that could affect the demand for, or our ability to provide our services, resulting in a reduction in operating revenue;

•                  a continuation or change in general economic, financial and credit conditions in the United States and elsewhere (for example, any adverse developments in the global credit and financial markets due to the ongoing European financial and economic crisis), especially as such may affect home sales, consumer or business liquidity, bank failures, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, changes in discount rates, mortgage foreclosures and subprime credit dislocations;

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

•                  laws and regulations relating to financial reform and the use of derivative instruments and any new regulations or changes in existing regulations promulgated by the U.S. Consumer Financial Protection Bureau;

•                  the success of, and costs associated with, restructuring initiatives;

•                  the number, type, outcomes (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation, and changes in the law regarding arbitration and conduct of collective, representative and class action litigation;

•                  labor organizing activities at our subsidiaries or our franchisees and new regulations or changes in existing regulations and procedures by the National Labor Relations Board;

•                  risk of liabilities being passed through from our franchisees;

•                  risks associated with acquisitions, including, without limitation, acquired liabilities, retaining customers from businesses acquired, difficulties in integrating acquired businesses and achieving expected synergies therefrom;

•                  risks associated with dispositions, for example, post-closing claims being made against us, post-closing purchase price adjustments (including, without limitation, items related to working capital), disruption to our other businesses during the sale process or thereafter; credit risks associated with any buyer of such disposed businesses and our ability to collect funds due from any such buyer related to seller financings, licensing arrangements, transition services arrangements or surety bond guarantees;

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

•                  the cost, timing, structuring or results of our business process outsourcing (and insourcing), including, without limitation, any current or future outsourcing (or insourcing) or restructuring of all or portions of our information technology, call center, certain human resource functions and other corporate functions, and risks associated with such outsourcing (or insourcing) or restructuring or transitioning from outsourcing providers to insourcing;

•                  costs and timing of implementation of upgrades to our information technology systems, including the completion of American Home Shield’s and TruGreen’s operating systems and information technology initiatives for our human resources and other corporate functions, among other reasons, to enhance customer service; protect against theft of customer and corporate sensitive information; compliance with industry standards; and minimize disruptions in the Company’s operations and centers of excellence; and

•                  other factors described in this report and from time to time in documents that we file with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into these contracts for trading or speculative purposes. In the Company’s opinion, the market risk associated with debt obligations and other significant instruments as of June 30, 2012 has not materially changed from December 31, 2011 (see Item 7A of the 2011 Form 10-K).

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

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2012, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $23.4 million, maturing through 2013. The estimated fair value of these contracts as of June 30, 2012 was a net liability of $2.0 million. These fuel swap contracts provide a fixed price for approximately 68.7 percent and 29.2 percent of the Company’s estimated fuel usage for the remainder of 2012 and 2013, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s CEO, Harry J. Mullany III, and ServiceMaster’s Senior Vice President and CFO, Roger A. Cregg, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Messrs. Mullany and Cregg have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Our Industry

Adverse credit and financial market events and conditions could, among other things, impede access to or increase the cost of financing or cause our commercial and governmental customers to incur liquidity issues that could lead to some of our services not being purchased or being cancelled, or result in reduced operating revenue and lower operating income, any of which could have an adverse impact on our business, financial position, results of operations and cash flows.

Adverse developments in the credit and financial markets, including due to the ongoing European financial and economic crisis, as well as unstable consumer sentiment and high unemployment, continue to challenge the U.S. and global financial and credit markets and overall economies. These developments have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under the Revolving Credit Facility or the Term Facilities (together, the “Credit Facilities”), to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced, or that could result in an increase in the time it takes our customers to pay us, or that could lead to a decrease in pricing for our services and products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. Volatile swings in the commercial real estate segment could also impact the demand for our services as landlords cut back on services provided to their tenants. In addition, adverse developments at federal, state and local levels associated with budget deficits resulting from economic conditions could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses, including ServiceMaster, to generate more tax revenues, which could negatively impact spending by commercial customers and municipalities on our services.

Adverse developments in the credit and financial markets could adversely affect our ability to borrow under the Credit Facilities in the future. Liquidity or capital problems at one or more of the Revolving Credit Facility lenders could reduce or eliminate the amount available for us to draw under such facility. We may not be able to access additional capital on terms acceptable to us or at all.

Adverse developments in the credit and financial markets, along with other economic uncertainties, could also get worse over time. Adverse developments in the credit and financial markets and economic uncertainties make it difficult for us to accurately forecast and plan future business activities. The continuance of the current uncertain economic conditions or further deterioration of such conditions could have a material adverse impact on our business, financial position, results of operations and cash flows.

Further weakening in general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our business, financial position, results of operations and cash flows.

A substantial portion of our results of operations is dependent upon spending by consumers. Deterioration in general economic conditions and consumer confidence could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions, and consumer spending and confidence may not materially improve. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce the demand for our services and adversely impact our business, financial position, results of operations and cash flows. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

Weather conditions and seasonality affect the demand for our services and our results of operations and cash flows.

The demand for our services and our results of operations are affected by weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and by the seasonal nature of our termite and pest control services, lawn care services, home inspection services and disaster restoration services. For example, in geographies that do not have a year-round growing season, the demand for our lawn care services decreases during the winter months. Adverse weather conditions (e.g., droughts, severe storms and significant rain or snow fall), whether created by climate change factors or otherwise, can adversely impact the timing of product or service delivery or demand for lawn care services, and cooler temperatures can impede the development of the termite swarm and lead to lower demand for our termite control services. Severe winter storms can also impact our home cleaning business if we cannot travel to service locations due to hazardous road conditions. In addition, extreme temperatures can lead to an increase in service requests related to household systems and appliances in our American Home Shield business, resulting in higher claim frequency and costs and lower profitability thereby adversely impacting our business, financial position, results of operations and cash flows.

Availability of our raw materials and increases in raw material prices, fuel prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance is affected by the level of our operating expenses, such as fuel, fertilizer, chemicals, raw materials, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. We cannot predict what effect recent global events or any future Middle East or other crisis could have on fuel prices, but it is possible that such events could lead to higher fuel prices. With respect to fuel, our fleet, which consumes approximately 21 million gallons annually, has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. A ten percent change in fuel prices would result in a change of approximately $7.4 million in our annual fuel cost before considering the impact of fuel swap contracts. Based upon current Department of Energy fuel price forecasts, as well as the hedges we have executed to date for 2012, we have projected that fuel prices will increase our fuel costs by $5 million to $10 million for 2012 compared to 2011. Fuel price increases can also result in increases in the cost of fertilizer, chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, fertilizer, chemicals, raw materials, wages, employee benefits, healthcare, vehicles, insurance and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the time frames anticipated, the anticipated benefits of our various growth initiatives. Our various business strategies and initiatives, including our growth, productivity and customer retention and management initiatives are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. For example, we recently embarked on a shift in strategy at TruGreen that includes redesigning our product offerings, transforming the customer experience through new technology, new processes and stricter branch standards, and rebalancing our sales mix towards channels with higher retention and profitability. In the short-term, we have experienced lower revenues at TruGreen as we focus on improving Comparable Operating Performance, and we cannot predict whether our new strategy will succeed in positioning TruGreen for future revenue growth. In addition, delays, higher than expected costs or unsuccessful implementation of new information technology systems, including the new operating systems at American Home Shield and TruGreen and our information technology initiative for our human resources function, all of which are currently under development, could adversely impact our operations. In addition, we may incur certain costs to achieve efficiency improvements and growth in our business and we may not meet anticipated implementation timetables or stay within budgeted costs. Even if these efficiency improvement and growth initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention or our operations. In addition, our strategies to enhance talent management and adopt and transfer best practices across our businesses may not produce the growth, efficiencies and productivity levels we seek and may present unforeseen challenges. Also, our business strategy may change from time to time. As a result, we may not be able to achieve our expected results of operations and cash flows.

Our market segments are highly competitive. Competition could reduce our share of the market segments served by us and adversely impact our reputation, business, financial position, results of operations and cash flows.

We operate in highly competitive market segments. Changes in the source and intensity of competition in the market segments served by us impact the demand for our services and may also result in additional pricing pressures. The relatively low capital cost of entry to certain of our business categories has led to strong competitive market segments, including competition from regional and local owner-operated companies. Regional and local competitors operating in a limited geographic area may have lower labor, benefits and overhead costs. The principal methods of competition in our businesses include name recognition, quality and speed of service, pricing, customer satisfaction and reputation. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced market segment share, reduced pricing or adversely impact our reputation, business, financial position, results of operations and cash flows.

We may not be able to attract and retain qualified key executives or transition smoothly to new leadership, which could hurt us and our businesses and inhibit our ability to operate and grow successfully.

The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel and the smooth transition of new senior leadership. For example, as a result of a more aggressive strategic plan, we have decided to enhance many of our senior management positions, including the hiring of Thomas J. Coba as President, ServiceMaster Clean, Merry Maids, Furniture Medic & AmeriSpec, Roger A. Cregg as Senior Vice President & Chief Financial Officer, Charles M. Fallon as President, Terminix, and Linda A. Goodspeed as Senior Vice President and Chief Information Officer, as well as moving Thomas G. Brackett to a new position as President, TruGreen. Our future success depends in large part on our success in utilizing current, experienced senior leadership and transitioning responsibilities to, and implementing the goals and objectives of, our new business unit executives. In addition, any inability to attract in a timely manner qualified key executives, retain our leadership team and recruit other important personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe may adversely impact the demand for our services.

In providing our services, we use, among other things, fertilizers, herbicides and pesticides. Public perception that the products we use and the services we deliver are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or our improper application of these chemicals, could reduce demand for our services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse impact on our business, financial position, results of operations and cash flows.

Changes in the services we deliver or the products we use could impact our reputation, business, financial position, results of operations and cash flows.

Our financial performance is affected by changes in the services and products we offer our customers. For example, when Terminix transitioned from offering primarily bait termite services to providing both liquid and bait termite services, this transition required the purchase of additional equipment and additional training. The bait and termite service lines also have different price points (for both the initial treatment and for renewals), different ongoing service obligations and different revenue recognition policies. Recently, American Home Shield initiated the offering of preventative maintenance contracts and other new products, and TruGreen began selectively piloting irrigation services. An unsuccessful rollout or adjustment of our new services or products could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Laws and government regulations applicable to our businesses could increase our legal and regulatory expenses, and impact our business, financial position, results of operations and cash flows.

Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, insurance and home warranties, employee benefits, marketing (including, without limitation, telemarketing or green marketing) and advertising, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and water management techniques. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including proposed legislation, such as the Employee Free Choice Act, the Paycheck Fairness Act and the Arbitration Fairness Act; environmental regulations related to water quality, water use, chemical use, climate change, equipment efficiency standards, refrigerant production and use and other environmental matters; other consumer protection laws or regulations; or “do-not-knock,” “do-not-mail,” “do-not-leave” or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation or suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

The enactment of new federal or state legislation or the promulgation of new regulations or interpretations at any level of government may also expose us to potential new liabilities or costs, or may require us to modify our business model or business practices. In March 2010, comprehensive health care reform legislation was enacted in the United States which, among other things, includes guaranteed coverage requirements, including for dependents up to age 26; eliminates pre-existing condition exclusions and annual and lifetime maximum limits; restricts the extent to which policies can be rescinded; and requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements. The legislation imposes implementation effective dates that began in 2010. Due to the breadth and complexity of the health reform legislation and uncertainties surrounding its implementation, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years. However, new requirements to provide additional health insurance benefits to our associates would likely increase our expenses, and any such increases could be significant enough to materially impact our business, financial position, results of operations and cash flows. Additional or new regulations, or changes in current regulations, promulgated by the U.S. Consumer Financial Protection Bureau may also require us to modify our business model or business practices.

Compliance with environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, herbicides and fertilizers, could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with the U.S. Environmental Protection Agency (“EPA”) and similar state agencies before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the withdrawal from the market place of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

In addition, the use of certain pesticides, herbicides and fertilizer products is regulated by various international, federal, state, provincial and local environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products only be used on certain types of locations. These laws may also require users to post notices on properties at which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may restrict or ban the use of certain products. Although we strive to comply with such regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous associates, we may be unable to prevent violations of these or other regulations from occurring. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, the pesticides, herbicides, fertilizers or other products we apply, or the manner in which we apply them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The regulations may apply to third party vendors who are hired to repair or remediate property and who may fail to comply with environmental laws and regulations and subject us to risk of legal exposure. The costs of compliance, non-compliance, remediation, combating unfavorable public perceptions or defending products liability lawsuits could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the PCI. We are evaluating and updating our systems and protocols to establish compliance with these industry standards as they currently exist, and going forward will continue to evaluate our systems and protocols in a continued effort to comply with industry standards, as such standards may change from time to time in the future. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in application related to our systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Our business process outsourcing initiatives have increased our reliance on third party contractors and may expose our business to harm upon the termination or disruption of our third party contractor relationships.

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, business, financial position, results of operations and cash flows. We expect to phase out a significant portion of our use of information technology services provided by IBM by the end of 2013.  We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

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

Disruptions or failures in our information technology systems could create liability for us or limit our ability to effectively monitor, operate and control our operations and adversely impact our reputation, business, financial position, results of operations and cash flows.

Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. For example, delays, higher than expected costs or unsuccessful implementation of new operating systems at American Home Shield and TruGreen and our information technology initiative for our human resources function, all of which are currently under development, could adversely impact our operations and could have a negative impact on the services provided by our human resources center of excellence. In addition, any disruption in, capacity limitations or failure to operate as expected of our information technology systems, including our new operating systems at American Home Shield and TruGreen and our information technology initiative for our human resources function, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely impacted and any of these circumstances could adversely impact our reputation, business, financial position, results of operations and cash flows.

Future acquisitions could impact our reputation, business, financial position, results of operations and cash flows.

We plan to continue to pursue opportunities to expand through selective acquisitions. Our ability to make acquisitions at reasonable prices and to integrate acquired businesses is an important factor in our future growth. We cannot ensure that we will be able to manage or integrate acquired businesses successfully or retain customers of the acquired businesses. Any inability on our part to consolidate and manage growth from acquired businesses could have an adverse impact on our reputation, business, financial position, results of operations and cash flows, and any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain associates, customers and suppliers; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses.

We are subject to various restrictive covenants that could adversely impact our business, financial position, results of operations and cash flows.

From time to time, we enter into noncompetition agreements or other restrictive covenants (e.g., exclusivity, take or pay and non-solicitation), including in connection with business dispositions (including our former business TruGreen LandCare, as to commercial landscaping) or strategic contracts, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our business. We also are subject to various non-solicitation and no-hire covenants that may restrict our ability to solicit potential customers or associates. If we do not comply with such restrictive covenants, or if a dispute arises regarding the scope and interpretation thereof, litigation could ensue, which could have an adverse impact on our business, financial position, results of operations and cash flows. Further, to the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our business, financial position, results of operations and cash flows may be adversely impacted.

Our future success depends on our ability to attract, retain and maintain positive relations with trained workers and third party contractors.

Our future success and financial performance depend substantially on our ability to attract, train and retain workers, attract and retain third party contractors and ensure third party contractor compliance with our policies and standards. Our ability to conduct our operations is in part impacted by our ability to increase our labor force, including on a seasonal basis, which may be adversely impacted by a number of factors. In the event of a labor shortage, we could experience difficulty in delivering our services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain associates, which would result in higher operating costs and reduced profitability. New election rules by the National Labor Relations Board, including “expedited elections” and restrictions on appeals, could lead to increased organizing activities at our subsidiaries or franchisees. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations.  In addition, potential competition from key associates who leave ServiceMaster could impact our ability to maintain our market segment share in certain geographic areas.

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

In the second quarter of 2012, based on lower projected revenue for TruGreen, we recorded a pre-tax non-cash impairment charge of $67.7 million to reduce the carrying value of TruGreen’s trade name as a result of our interim impairment testing of indefinite-lived intangible assets as of June 30, 2012. For further details, see Note 5 to our unaudited condensed consolidated financial statements. In 2011 we also recorded pre-tax non-cash impairment charges of

$36.7 million to reduce the carrying value of TruGreen’s trade name as a result of our annual impairment testing of goodwill and intangible assets. Additionally, as a result of the decision to sell TruGreen LandCare, we recorded a $34.2 million impairment charge in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale was recorded in loss from discontinued operations, net of tax. In the second quarter of 2010, we recorded a pre tax non-cash impairment charge of $46.9 million, of which $43.0 million was related to the remaining goodwill at TruGreen LandCare and $3.9 million related to TruGreen LandCare’s trade name. In 2009, we recorded pre-tax non cash impairment charges of $28.0 million (of which $1.4 million was related to the trade name of TruGreen LandCare) to reduce the carrying value of trade names as a result of our annual impairment testing of goodwill and intangible assets. All impairments related to TruGreen LandCare are recorded in (loss) income from discontinued operations, net of income taxes.

Based upon future economic and financial market conditions, the operating performance of our reporting units and other factors, including those listed above, future impairment charges could be incurred. In particular, any further decline in the estimated fair value of the TruGreen trade name will result in additional trade name impairment. It is possible that such impairment, if required, could be material and may need to be recorded prior to the fourth quarter of 2012 (i.e., during the third quarter) if our results of operations or other factors require such assets to be tested for impairment at an interim date. In addition, although we determined that there were no impairment indicators for the goodwill or other indefinite-lived intangible assets of any reporting units other than the TruGreen trade name as of June 30, 2012, our last annual impairment analysis performed as of October 1, 2011 indicated that the estimated fair value of the TruGreen reporting unit was not significantly in excess of its carrying value and that the estimated fair value of the trade name at the ServiceMaster Clean business segment was not significantly in excess of its carrying value. Any future impairment charges that we are required to record could have a material adverse impact on our results of operations.

Our franchisees and third party distributors and vendors could take actions that could harm our business.

Our franchisees, third party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, third party distributors and vendors are independent third parties that we do not control, and the franchisees, third party distributors and vendors own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and a brand’s image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third party distributors and vendors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third party distributors and vendors. In addition, our relationship with our franchisees, third party distributors and vendors could become strained (including resulting in litigation) if we impose new standards or assert more rigorous enforcement practices of the existing required standards. It is also possible that creditors, or other claimants, of a franchisee, third party distributor or vendor could attempt to make claims against us under various legal theories, such as in the event such creditors and claimants cannot collect from our franchisee. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Changes in accounting, securities and other rules or interpretations could adversely impact our financial position and results of operations.

Changes in accounting, securities and other rules applicable to our business, including proposed revisions to the rules related to accounting for leases and reserves for, and disclosures relating to, legal contingencies, could affect our reported results of operations and financial position, potentially decrease the comparability of our financial statements to others within our industry and increase our liability exposure.

Risks Related to Our Capital Structure and Our Debt

We are indirectly owned and controlled by the Equity Sponsors, and their interests as equity holders may conflict with the interests of our other stakeholders.

We are indirectly owned and controlled by the Equity Sponsors, who have the ability to control our policies and operations. The directors appointed by the Equity Sponsors are able to make decisions affecting our capital structure, including decisions to issue or repurchase capital stock, pay dividends and incur or repurchase debt. The interests of the Equity Sponsors may not in all cases be aligned with the interests of our other stakeholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Equity Sponsors might conflict with the interests of holders of our debt. In addition, our Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our business or the holders of our debt. Furthermore, the Equity Sponsors may in the future own businesses that directly or indirectly compete with us. One or more of the Equity Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of June 30, 2012, we had $3.882 billion of total long-term debt outstanding, and we had available borrowing capacity under the Revolving Credit Facility of $447.7 million through July 24, 2013, $324.2 million from July 25, 2013 through July 24, 2014 and $265.2 million from July 25, 2014 through January 31, 2017. Our substantial debt could have important consequences to holders of our debt and other stakeholders in the Company. Because of our substantial indebtedness:

•                  our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing is limited;

•                  our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•                  a large portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•                  we are exposed to the risk of increased interest rates because a portion of our borrowings, including under the Credit Facilities, and certain floating rate operating and capital leases are at variable rates of interest;

•                  it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness;

•                  we may be more vulnerable to general adverse economic and industry conditions;

•                  we may be at a competitive disadvantage compared to our competitors with proportionately less indebtedness or with comparable indebtedness on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;

•                  our ability to refinance indebtedness may be limited or the associated costs may increase;

•                  our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and

•                  we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our businesses.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness. This could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit our subsidiaries from doing so. We have available borrowing capacity under the Revolving Credit Facility of $447.7 million through July 24, 2013, $324.2 million from July 25, 2013 through July 24, 2014 and $265.2 million from July 25, 2014 through January 31, 2017. The Credit Facilities permit additional borrowings beyond those commitments under certain circumstances. If new indebtedness is added to our current indebtedness levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

As a holding company, we have no independent operations or material assets other than our ownership of equity interests in our subsidiaries, and we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including satisfying our obligations under our indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control, and as described under “—Risks Related to Our Business and Our Industry” above.

The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home service, or similar companies is subject to applicable state law limitations. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $258.4 million as of June 30, 2012, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $210.6 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect through the end of 2012, at which time new limitations will be calculated based on regulatory capital levels as of December 31, 2012. The remainder of the $258.4 million, or $47.8 million, is related to amounts that our management does not consider readily available to be used to service our indebtedness due, among other reasons, to our cash management practices and working capital needs at various subsidiaries.

We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The Term Facilities are scheduled to mature on July 24, 2014. The Revolving Credit Facility is scheduled to mature on January 31, 2017. The 2015 Notes will mature on July 15, 2015, and the 2020 Notes will mature on February 15, 2020. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. In 2008 and 2009, the global credit markets suffered a significant contraction, including the failure of some large financial institutions.

This resulted in a significant decline in the credit markets and the overall availability of credit. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected. If we cannot refinance our indebtedness, we could face substantial liquidity problems, causing us to become bankrupt or insolvent, and we might be required to dispose of material assets or operations to meet our debt service and other obligations. We may be unable to consummate those sales, and if we do, we cannot predict what the timing of the sales will be, whether the proceeds that we realize will be adequate to meet our debt service obligations when due or whether we would receive fair value for such assets.

If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the 2015 Notes and the 2020 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A significant portion of our outstanding indebtedness, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of June 30, 2012, each one percentage point change in interest rates would result in approximately a $13.3 million change in the annual interest expense on our Term Loan Facility after considering the impact of the interest rate swaps into which we have entered. Assuming all revolving loans were fully drawn as of June 30, 2012, each one percentage point change in interest rates would result in approximately a $4.5 million change in annual interest expense on our Revolving Credit Facility. Our Term Loan Facility is scheduled to mature in July 2014, and we will need to refinance such indebtedness prior to such date. Refinancing the Term Loan Facility at current market interest rates would result in an increase to the current rate and therefore lead to higher interest expense.

We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in approximately a $0.5 million change in annual interest expense with respect to this arrangement. We are also exposed to increases in interest rates with respect to our floating rate leases, and a one percentage point change in interest rates would result in approximately a $0.3 million change in annual rent expense with respect to such leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness and floating rate leases.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

The Credit Facilities contain covenants that, among other things, restrict our ability to:

•                  incur additional indebtedness (including guarantees of other indebtedness);

•                  pay dividends or make other restricted payments, including investments;

•                  prepay or amend the terms of certain outstanding indebtedness;

•                  enter into certain types of transactions with affiliates;

•                  sell certain assets, or, in the case of any borrower under the Credit Facilities, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

•                  create liens;

•                  in the case of term loans under the Term Loan Facility, enter into agreements restricting dividends or other distributions by subsidiaries to ServiceMaster; and

•                  in the case of the Revolving Credit Facility, make acquisitions, enter into agreements restricting our ability to incur liens securing the Revolving Credit Facility and change our business.

The indentures governing the 2015 Notes and the 2020 Notes also contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•                  incur additional indebtedness;

•                  repurchase certain indebtedness;

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

The restrictions in the indentures governing the 2015 Notes and the 2020 Notes, the Credit Facilities and the instruments governing our other indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the Credit Facilities, the indentures governing the 2015 Notes and the 2020 Notes and the instruments governing our other indebtedness may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under the Credit Facilities or our other outstanding indebtedness. This could have serious consequences to our financial position and results of operations and could cause us to become bankrupt or insolvent.

A lowering or withdrawal of the ratings or outlook assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non-investment grade rating, and any rating or outlook assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating or outlook, such as adverse changes to our business, so warrant. Any future lowering of our ratings or outlook likely would make it more difficult or more expensive for us to obtain additional debt financing.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10

Project Work Order, No. SVM 12-GBS AMS dated May 11, 2012, between ServiceMaster Consumer Services Limited Partnership and International Business Machines Corporation (portions omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission), issued under the First Amended and Restated Master Services Agreement and the related First Amended and Restated Transaction Document No. 1, both dated November 1, 2010, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 16, 2012 (File No. 001-14762).

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

Date: August 7, 2012

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Roger A. Cregg
Roger A. Cregg
Senior Vice President and Chief Financial Officer