Form 10-Q
period 2012-09-30
SERVICEMASTER CO
filed 2012-11-14
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At November 14, 2012, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three months ended September 30,
	2012	2011
Operating Revenue	$900,693	$930,920

Operating Costs and Expenses:
Cost of services rendered and products sold	514,649	517,756
Selling and administrative expenses	245,992	245,935
Amortization expense	15,171	20,137
Goodwill and trade name impairment	845,173	—
Restructuring charges	3,322	1,593
Total operating costs and expenses	1,624,307	785,421

Operating (Loss) Income	(723,614)	145,499

Non-operating Expense (Income):
Interest expense	62,257	68,317
Interest and net investment income	(3,961)	(4,628)
Loss on extinguishment of debt	16,361	—
Other expense	141	174

(Loss) Income from Continuing Operations before Income Taxes	(798,412)	81,636
(Benefit) provision for income taxes	(94,303)	34,421
Equity in losses of joint venture	(50)	—

(Loss) Income from Continuing Operations	(704,159)	47,215

Loss from discontinued operations, net of income taxes	(203)	(1,487)
Net (Loss) Income	$(704,362)	$45,728

Total Comprehensive (Loss) Income	$(698,594)	$39,664

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Operating Revenue	$2,517,547	$2,513,031

Operating Costs and Expenses:
Cost of services rendered and products sold	1,434,191	1,408,959
Selling and administrative expenses	679,291	696,388
Amortization expense	50,962	72,887
Goodwill and trade name impairment	912,873	—
Restructuring charges	12,338	4,276
Total operating costs and expenses	3,089,655	2,182,510

Operating (Loss) Income	(572,108)	330,521

Non-operating Expense (Income):
Interest expense	186,771	205,210
Interest and net investment income	(7,999)	(8,219)
Loss on extinguishment of debt	55,554	—
Other expense	492	522

(Loss) Income from Continuing Operations before Income Taxes	(806,926)	133,008
(Benefit) provision for income taxes	(95,956)	50,526
Equity in losses of joint venture	(161)	—

(Loss) Income from Continuing Operations	(711,131)	82,482

Loss from discontinued operations, net of income taxes	(289)	(26,430)
Net (Loss) Income	$(711,420)	$56,052

Total Comprehensive (Loss) Income	$(698,958)	$59,976

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position (Unaudited)

(In thousands, except share data)

	As of September 30, 2012	As of December 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$324,549	$328,930
Marketable securities	24,449	12,026
Receivables, less allowance of $20,022 and $20,362, respectively	486,019	374,200
Inventories	60,111	59,643
Prepaid expenses and other assets	51,643	38,295
Deferred customer acquisition costs	37,734	30,403
Deferred taxes	88,292	90,609
Assets of discontinued operations	—	17
Total Current Assets	1,072,797	934,123
Property and Equipment:
At cost	619,233	541,817
Less: accumulated depreciation	(276,952)	(235,058)
Net property and equipment	342,281	306,759

Other Assets:
Goodwill	2,393,624	3,161,980
Intangible assets, primarily trade names, service marks and trademarks, net	2,383,147	2,543,539
Notes receivable	22,493	23,322
Long-term marketable securities	124,601	130,456
Other assets	5,408	8,846
Debt issuance costs	47,523	37,798
Total Assets	$6,391,874	$7,146,823

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$112,716	$81,641
Accrued liabilities:
Payroll and related expenses	76,059	85,346
Self-insured claims and related expenses	79,514	73,071
Accrued interest payable	22,901	67,011
Other	70,105	70,103
Deferred revenue	464,923	473,242
Liabilities of discontinued operations	897	805
Current portion of long-term debt	53,421	51,838
Total Current Liabilities	880,536	903,057

Long-Term Debt	3,912,792	3,824,032

Other Long-Term Liabilities:
Deferred taxes	933,635	1,036,693
Liabilities of discontinued operations	—	2,070
Other long-term obligations, primarily self-insured claims	110,819	133,052
Total Other Long-Term Liabilities	1,044,454	1,171,815

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,469,424	1,464,293
Retained deficit	(921,582)	(210,162)
Accumulated other comprehensive income (loss)	6,250	(6,212)
Total Shareholder’s Equity	554,092	1,247,919
Total Liabilities and Shareholder’s Equity	$6,391,874	$7,146,823

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Cash and Cash Equivalents at Beginning of Period	$328,930	$252,698

Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(711,420)	56,052
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Loss from discontinued operations	289	26,430
Equity in losses of joint venture	161	—
Depreciation expense	59,241	53,644
Amortization expense	50,962	72,887
Amortization of debt issuance costs	9,918	10,544
Loss on extinguishment of debt	55,554	—
Call premium paid on retirement of debt	(42,893)	—
Premium received on issuance of debt	3,000	—
Deferred income tax (benefit) provision	(105,610)	24,374
Stock-based compensation expense	5,131	6,251
Goodwill and trade name impairment	912,873	—
Restructuring charges	12,338	4,276
Cash payments related to restructuring charges	(11,724)	(4,741)
Change in working capital, net of acquisitions:
Current income taxes	1,512	17,003
Receivables	(104,436)	(97,246)
Inventories and other current assets	(18,637)	(15,724)
Accounts payable	36,338	30,197
Deferred revenue	(9,820)	17,782
Accrued liabilities	(60,941)	(43,717)
Other, net	18,273	(1,322)
Net Cash Provided from Operating Activities from Continuing Operations	100,109	156,690

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(61,596)	(79,653)
Sale of equipment and other assets	1,298	1,217
Acquisition of The ServiceMaster Company	—	(35)
Other business acquisitions, net of cash acquired	(29,946)	(24,702)
Purchase of other intangibles	—	(1,900)
Notes receivable, financial investments and securities, net	(7,927)	(5,267)
Net Cash Used for Investing Activities from Continuing Operations	(98,171)	(110,340)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,350,000	—
Payments of debt	(1,319,855)	(30,053)
Debt issuance costs paid	(32,304)	(281)
Net Cash Used for Financing Activities from Continuing Operations	(2,159)	(30,334)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(611)	(2,449)
Cash (used for) provided from investing activities:
Proceeds from sale of businesses	(3,549)	27,102
Other investing activities	—	(1,617)
Net Cash (Used for) Provided from Discontinued Operations	(4,160)	23,036

Cash (Decrease) Increase During the Period	(4,381)	39,052

Cash and Cash Equivalents at End of Period	$324,549	$291,750

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

On July 24, 2007 (the “Closing Date”), ServiceMaster was acquired pursuant to a merger transaction (the “Merger”), and, immediately following the completion of the Merger, all of the outstanding common stock of ServiceMaster Global Holdings, Inc. (“Holdings”), the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”), Citigroup Private Equity LP (“Citigroup”), BAS Capital Funding Corporation (“BAS”) and JPMorgan Chase Funding Inc. (“JPMorgan”). On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone Group LLC (“StepStone”) and its proprietary interests in such investment funds to Lexington Partners Advisors LP. CD&R, StepStone, as an assignee from Citigroup, JPMorgan and BAS are referred to herein as the “Equity Sponsors”.

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

Revenues from lawn care and pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. The Company eradicates termites through the use of non-baiting methods (e.g., fumigation or liquid treatments) and baiting systems. Termite services using baiting systems, termite inspection and protection contracts, as well as home warranties, are frequently sold through annual contracts for a one-time, upfront payment. Direct costs of these contracts (service costs for termite contracts and claim costs for home warranties) are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). The Company regularly reviews its estimates of direct costs for its termite bait contracts and home warranties and adjusts the estimates when appropriate.

The Company has franchise agreements in its Terminix, TruGreen, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise. These initial franchise fees are pre-established, fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $17.2 million and $50.8 million for the three and nine months ended September 30, 2012, respectively, and $17.6 million and $51.7 million for the three and nine months ended September 30, 2011, respectively. Consolidated operating loss from continuing operations was $723.6 million and $572.1 million for the three and nine months ended September 30, 2012, respectively, and consolidated operating income was $145.5 million and $330.5 million for the three and nine months ended September 30, 2011, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $464.9 million and $473.2 million of deferred revenue as of September 30, 2012 and December 31, 2011, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $37.7 million and $30.4 million as of September 30, 2012 and December 31, 2011, respectively.

TruGreen has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen defers these incremental selling expenses, pre-season advertising costs and annual repair and maintenance costs that are incurred primarily in the first quarter. These costs are deferred and recognized in proportion to the revenue generated over the production season and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These pre-season costs are deferred and recognized approximately in proportion to revenue over the balance of the year and are not deferred beyond the calendar year-end.

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

Note 3. Restructuring Charges

The Company incurred restructuring charges of $3.3 million ($2.0 million, net of tax) and $1.6 million ($1.0 million, net of tax) for the three months ended September 30, 2012 and 2011, respectively, and $12.3 million ($7.5 million, net of tax) and $4.3 million ($2.6 million, net of tax) for the nine months ended September 30, 2012 and 2011, respectively. Restructuring charges were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Terminix branch optimization(1)	$77	$485	$2,894	$2,952
TruGreen reorganization and restructuring(2)	1,123	684	1,943	684
American Home Shield reorganization(3)	536	—	536	—
ServiceMaster Clean reorganization(3)	154	—	621	—
Centers of excellence initiative(4)	1,432	—	6,344	—
Other(5)	—	424	—	640
Total restructuring charges	$3,322	$1,593	$12,338	$4,276

(1)                                 Represents restructuring charges related to a branch optimization project. For the three and nine months ended September 30, 2012 and the three months ended September 30, 2011, these charges included lease termination costs. For the nine months ended September 30, 2011, these charges included lease termination costs of $2.9 million and severance costs of $0.1 million.

(2)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended September 30, 2012, these charges included severance costs. For the nine months ended September 30, 2012, these charges included severance and lease termination costs of $1.4 million and $0.5 million, respectively. For the three and nine months ended September 30, 2011, these charges included severance costs.

(3)                                 Represents restructuring charges related to a reorganization of leadership. For the three and nine months ended September 30, 2012, these charges included severance and recruiting costs.

(4)                                Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide company-wide administrative services for our operations that we refer to as “centers of excellence.” For the three months ended September 30, 2012, these charges included professional fees of $0.7 million and severance and other costs of $0.7 million. For the nine months ended September 30, 2012, these charges included professional fees of $2.1 million and severance and other costs of $4.2 million.

(5)                                For the three and nine months ended September 30, 2011, these charges included reserve adjustments associated with previous restructuring initiatives.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2011	$3,890
Costs incurred	12,338
Costs paid or otherwise settled	(11,898)
Balance as of September 30, 2012	$4,330

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (which approximate 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of September 30, 2012, the Company’s residual value guarantees related to the leased assets totaled $22.9 million for which the Company has recorded a liability for the estimated fair value of these guarantees of $0.4 million in the condensed consolidated statements of financial position.

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

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities — Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Self-insured Claims
Balance as of December 31, 2011	$108,082
Provision for self-insured claims	30,610
Cash payments	(28,579)
Balance as of September 30, 2012	$110,113

(In thousands)	Accrued Self-insured Claims
Balance as of December 31, 2010	$121,692
Provision for self-insured claims(1)	21,806
Cash payments	(28,660)
Balance as of September 30, 2011	$114,838

(1)                     For the nine months ending September 30, 2011, provisions for uninsured claims of $1.8 million were included in loss from discontinued operations, net of income taxes, in the condensed consolidated statements of operations and comprehensive income.

Accruals for home warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current experience could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

The Company has guarantees on certain bonds issued on behalf of divested companies associated with TruGreen LandCare, primarily performance type bonds. The maximum payments the Company could be required to make if the buyer of the divested companies is unable to fulfill their obligations was approximately $1.5 million as of September 30, 2012. The TruGreen LandCare purchase agreement requires that the buyer replace the bonds at the bonds’ expiration date. Substantially all of the bonds are scheduled to expire prior to 2015, but may be extended depending on the completion of the related projects. The fair value of the Company’s obligations related to these guarantees is not significant and no liability has been recorded.

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

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. Based on the circumstances discussed below, an interim impairment assessment for TruGreen’s goodwill and trade name was conducted for the quarter ended September 30, 2012. Based on the interim impairment assessment, the results of operations for the three and nine months ended September 30, 2012 include a non-cash goodwill impairment charge of $794.2 million to reduce the carrying value of TruGreen’s goodwill to its estimated fair value as of September 30, 2012. As of the date of this filing, the second step of the goodwill impairment test has not been finalized due to the complexities involved in determining the implied fair value of goodwill. The amount recorded in the third quarter of 2012 is the Company’s best estimate of the total goodwill impairment charge. A further adjustment, which may be an increase or decrease to the estimate recorded in the third quarter of 2012, may be recorded in the fourth quarter of 2012 when the impairment analysis has been finalized. The results of operations for the three and nine months ended September 30, 2012 also include non-cash trade name impairment charges of $51.0 million and $118.7 million, respectively, to reduce the carrying value of the TruGreen trade name to its fair value as a result of the Company’s interim impairment testing. There were no similar goodwill or trade name impairment charges included in continuing operations for the three and nine months ended September 30, 2011.

Goodwill Impairment

Based on the revenue and operating results of TruGreen in the first nine months of 2012 and the outlook for the remainder of 2012 and future years, the Company concluded there was an impairment indicator requiring an interim goodwill impairment assessment for TruGreen as of September 30, 2012. The Company estimated that the implied fair value of goodwill as of such date was less than the carrying value for TruGreen by $794.2 million, which was recorded as a goodwill impairment charge in the third quarter of 2012. As of September 30, 2012, there was a $413.4 million balance of goodwill remaining at TruGreen.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a discounted cash flow (“DCF”) analysis, a market-based comparable approach and a market-based transaction approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, terminal growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based comparable approach and relevant transaction multiples for the market-based transaction approach. The cash flows employed in the DCF analysis for TruGreen were based on the Company’s most recent forecast for 2012 and the Company’s projections for future years, which were based on estimated growth rates. The discount rate used in the DCF analysis was intended to reflect the risks inherent in the future cash flows of TruGreen. In addition, the market-based comparable and transaction approaches utilized comparable company public trading values, comparable company historical results, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value based on the first step analysis, as was the case in TruGreen’s third quarter 2012 interim test, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. As noted above, the second step of the goodwill impairment test is not complete for TruGreen. The second step analysis is more complex and requires more data and analysis than the first step and as a result consumes more time. The Company has recorded its best estimate of TruGreen’s goodwill impairment charge based on information available as of the date of this filing.

The goodwill impairment charge recorded in the third quarter of 2012 was primarily attributable to a decline in forecasted 2012 cash flows and a decrease in projected future growth in cash flows at TruGreen over a defined projection period as of September 30, 2012 compared to the projections used in the last annual impairment assessment performed on October 1, 2011. The changes in projected cash flows at TruGreen arose in part from the shift in strategy for TruGreen described in “Segment Review—TruGreen Segment” in Management’s Discussion and Analysis below. Although the Company projected future growth in cash flows at TruGreen as a part of its September 30, 2012 impairment analysis, total cash flows and projected growth in those cash flows were lower than that projected at the time TruGreen was tested for impairment in 2011. The long-term growth rates used in the impairment tests at September 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rate used in the September 30, 2012 impairment test was 50 basis points (“bps”) lower than the discount rate used in the October 1, 2011 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis in 2011.

Trade Name Impairment

Based on the revenue results at TruGreen in the first six months of 2012 and a then lower revenue outlook for the remainder of 2012 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2012. That impairment analysis resulted in a $67.7 million impairment charge recorded in the second quarter of 2012. Based on the revenue results of TruGreen in the third quarter of 2012 and the revised poorer outlook for the remainder of the year and future years, the Company performed another impairment analysis on its TruGreen trade name to determine its fair value as of September 30, 2012. Based on the revised projected revenue for TruGreen as compared to the projections used in the second quarter 2012 impairment test, the Company determined the fair value attributable to the TruGreen trade name was less than its carrying value by $51.0 million, which was recorded as a trade name impairment in the third quarter of 2012.

The impairment test for intangible assets not subject to amortization (other than goodwill) involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates and hypothetical royalty rates, estimating the amount and timing of future revenue attributable to the trade names over a defined projection period and identification of appropriate long-term revenue growth rate assumptions after the defined projection period. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

The impairment charge recorded in the second quarter of 2012 was primarily attributable to a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2012 compared to the projections used in the last annual impairment assessment performed on October 1, 2011. The third quarter impairment charge was primarily attributable to a further reduction in projected revenue growth as compared to expectations in the second quarter of 2012. The changes in projected future revenue growth at TruGreen arose in part from the shift in strategy for TruGreen described in “Segment Review—TruGreen Segment” in Management’s Discussion and Analysis below. Although the Company projected future growth in revenue at TruGreen over a defined projection period as a part of its September 30, 2012 impairment analysis, such growth was lower than the revenue growth projected at the time the trade name was tested for impairment in the second quarter of 2012. The long-term revenue growth rates used for periods after the defined projection period in the impairment tests at September 30, 2012, June 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rates used in the September 30, 2012 and June 30, 2012 impairment tests were the same, but were 50 bps lower than the discount rate used in the October 1, 2011 impairment test for the TruGreen trade name. The decrease in the discount rate from 2011 is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis. Had the Company used a discount rate in assessing the impairment of its TruGreen trade name that was 100 bps higher (holding all other assumptions unchanged), the Company would have recorded an additional trade name impairment charge of approximately $86.6 million in the third quarter of 2012.

As a result of the trade name impairment recorded in the third quarter of 2012, the carrying value of the TruGreen trade name was adjusted to its estimated fair value as of September 30, 2012. Any further decline in the estimated fair value of this trade name will result in additional trade name impairment. It is possible that such impairment, if required, could be material.

Period End Goodwill and Intangible Asset Balances

The Company determined that there were no impairment indicators for the goodwill or other indefinite-lived intangible assets of any reporting units other than TruGreen as of September 30, 2012.

During the nine months ended September 30, 2012, the increase in goodwill and other intangible assets related primarily to tuck-in acquisitions completed throughout the period by Terminix, TruGreen and Merry Maids.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance as of December 31, 2011	$1,424,518	$1,201,922	$347,573	$135,677	$52,290	$3,161,980
Impairment charge	—	(794,173)	—	—	—	(794,173)
Acquisitions	20,905	5,230	—	—	130	26,265
Other(1)	(944)	388	(73)	193	(12)	(448)
Balance as of September 30, 2012	$1,444,479	$413,367	$347,500	$135,870	$52,408	$2,393,624

(1)                                 Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

Accumulated impairment losses as of September 30, 2012 were $794.2 million and related entirely to the TruGreen reporting unit. There were no accumulated impairment losses as of December 31, 2011.

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30, 2012			As of December 31, 2011
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,214,800	$—	$2,214,800	$2,333,500	$—	$2,333,500
Customer relationships	694,882	(581,468)	113,414	683,324	(539,638)	143,686
Franchise agreements	88,000	(47,088)	40,912	88,000	(42,406)	45,594
Other	56,922	(42,901)	14,021	58,471	(37,712)	20,759
Total	$3,054,604	$(671,457)	$2,383,147	$3,163,295	$(619,756)	$2,543,539

(1)                                Not subject to amortization. Includes non-cash impairment charges of $118.7 million recorded in the nine months ended September 30, 2012 to reduce the carrying value of the TruGreen trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets.

Note 6. Stock-Based Compensation

For the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $1.7 million ($1.0 million, net of tax) and $2.1 million ($1.3 million, net of tax), respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $5.1 million ($3.1 million, net of tax) and $6.3 million ($3.8 million, net of tax), respectively. As of September 30, 2012, there was $14.7 million of total unrecognized compensation costs related to non-vested stock options and restricted share units granted by Holdings under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.6 years.

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 is presented in the following table:

	Nine months ended September 30,
(In thousands)	2012	2011
Cash paid for or (received from):
Interest expense	$211,497	$226,022
Interest and dividend income	(4,146)	(3,641)
Income taxes, net of refunds	8,250	9,513

The Company acquired $41.8 million and $10.1 million of property and equipment through capital leases and other non-cash financing transactions in the nine months ended September 30, 2012 and 2011, respectively, which has been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 8. Receivable Sales

The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of September 30, 2012, the amount of eligible receivables was $50.0 million.

During the nine months ended September 30, 2012, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of September 30, 2012 and December 31, 2011, the Company had $10.0 million outstanding under the arrangement and, as of September 30, 2012, had $40.0 million of remaining capacity available under the accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility scheduled to mature on October 23, 2013. The Company has recorded its obligation to repay the Purchasers for their interest in the pool of receivables within the current portion of long-term debt on the condensed consolidated statements of financial position. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the Purchasers’ pooled commercial paper rate (0.23 percent as of

September 30, 2012). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by October 23, 2013.

Note 9. Cash and Marketable Securities

Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of September 30, 2012 and December 31, 2011, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities as of September 30, 2012 and December 31, 2011 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, September 30, 2012:
Debt securities	$101,107	$6,014	$(4)	$107,117
Equity securities	39,190	4,266	(1,523)	41,933
Total securities	$140,297	$10,280	$(1,527)	$149,050

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December, 31, 2011:
Debt securities	$95,135	$5,795	$(68)	$100,862
Equity securities	40,558	2,953	(1,891)	41,620
Total securities	$135,693	$8,748	$(1,959)	$142,482

The portion of unrealized losses which had been in a loss position for more than one year was $1.4 million and $1.7 million as of September 30, 2012 and December 31, 2011, respectively. The aggregate fair value of the investments with unrealized losses was $10.5 million and $13.6 million as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012 and December 31, 2011, $254.1 million and $226.2 million, respectively, of the cash and short- and long-term marketable securities balance were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Proceeds from sale of securities	$14,271	$21,875	$22,001	$29,833
Gross realized gains, pre-tax	1,242	4,746	2,121	5,357
Gross realized gains, net of tax	766	2,907	1,308	3,281
Gross realized losses, pre-tax	—	(17)	(20)	(53)
Gross realized losses, net of tax	—	(10)	(12)	(32)

Note 10. Long-Term Debt

Long-term debt as of September 30, 2012 and December 31, 2011 is summarized in the following table:

(In thousands)	As of September 30, 2012	As of December 31, 2011
Senior secured term loan facility maturing in 2014	$1,223,191	$2,530,750
Senior secured term loan facility maturing in 2017	1,003,256	—
7.00% senior notes maturing in 2020	750,000	—
8.00% senior notes maturing in 2020(1)	602,824	—
10.75% senior notes maturing in 2015	—	996,000
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(2)	68,919	67,474
7.45% notes maturing in 2027(2)	155,227	153,225
7.25% notes maturing in 2038(2)	62,048	61,441
Other	100,748	66,980
Less current portion	(53,421)	(51,838)
Total long-term debt	$3,912,792	$3,824,032

(1)                               Includes unamortized portion of $3.0 million premium received on the sale of $100.0 million aggregate principal amount of such notes.

(2)                               The increase in the balance from December 31, 2011 to September 30, 2012 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

Interest rate swap agreements in effect as of September 30, 2012 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
September 15, 2008	October 1, 2008	October 1, 2012	200,000	3.53%	One month LIBOR
June 10, 2010	March, 3, 2011	March 1, 2013	100,000	1.77%	One month LIBOR
June 10, 2010	September 1, 2011	September 1, 2013	50,000	2.25%	One month LIBOR
June 15, 2010	March 3, 2011	March 1, 2013	150,000	1.66%	One month LIBOR
June 15, 2010	September 1, 2011	September 1, 2013	150,000	2.21%	One month LIBOR
August 18, 2011	September 1, 2011	August 1, 2013	530,000	1.51%	One month LIBOR

(1)                                 Before the application of the applicable borrowing margin.

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

In February 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $600 million aggregate principal amount of 8 percent senior notes due 2020. In connection with the 8 percent senior notes due 2020, sold in February 2012, the Company entered into a registration rights agreement, pursuant to which the Company filed with the SEC a registration statement with respect to the exchange of the 8 percent senior notes due 2020 for similar notes that are publicly registered, which was declared effective on April 27, 2012. The 8 percent senior notes due 2020, sold in February 2012, will mature on February 15, 2020 and bear interest at a rate of 8 percent per annum. The proceeds from the 8 percent senior notes due 2020, sold in February 2012, together with available cash, were used to redeem $600 million in aggregate principal amount of the Company’s outstanding 2015 Notes in the first quarter of 2012. Following this redemption, $396 million aggregate principal amount of the 2015 Notes remained outstanding.

In August 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $750 million aggregate principal amount of 7 percent senior notes due 2020. In connection with the 7 percent senior notes due 2020, sold in August 2012, the Company entered into a registration rights agreement, pursuant to which the Company agreed to file with the SEC a registration statement with respect to the exchange of the 7 percent senior notes due 2020 for similar notes that are publicly registered and to cause the registration statement to become effective before August 21, 2013. The 7 percent senior notes due 2020, sold in August 2012, will mature on August 15, 2020 and bear interest at a rate of 7 percent per annum. The Company used a majority of the proceeds from the sale of the 7 percent senior notes due 2020, sold in August 2012, to redeem the remaining $396 million aggregate principal amount of its 2015 Notes and to repay $276 million of outstanding borrowings under its Term Facilities during the third quarter of 2012. The 7 percent senior notes (together with the 8 percent senior notes, the “2020 Notes”) are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries that guarantee our indebtedness under the Credit Facilities (the “Guarantors”). The 2020 Notes are not guaranteed by any of our non-U.S. subsidiaries, any subsidiaries subject to regulation as an insurance, home warranty, service contract or similar company, or certain other subsidiaries (the “Non-Guarantors”).

On August 22, 2012, the Company entered into an amendment (the “Term Loan Facility Amendment”) to its Term Facilities to amend the credit agreement governing the Term Facilities (the “Credit Agreement”) primarily to extend the maturity date of a portion of the borrowings under the Term Facilities. Prior to the Term Loan Facility Amendment, $2.508 billion of outstanding borrowings under the Term Facilities had a maturity date of July 24, 2014. Pursuant to the Term Loan Facility Amendment, and after giving effect to the repayment of $276 million of outstanding borrowings, the maturity date for $1.003 billion of outstanding borrowings under the Term Facilities was extended to January 31, 2017. The remaining portion of $1.223 billion of outstanding borrowings will continue to have a maturity date of July 24, 2014. The interest rates applicable to the loans under the Term Facilities are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster’s option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin or (ii) an alternate base rate, plus a borrowing margin. As of September 30, 2012, the borrowing margin for the outstanding loans with a maturity date of July 24, 2014 was 2.50 percent, while the borrowing margin for the outstanding loans with a maturity date of January 31, 2017 was 4.25 percent. The borrowing margin for outstanding loans with a maturity date of July 24, 2014 will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Term Facilities agreement) for the previous fiscal quarter. The Term Loan Facility Amendment also includes mechanics for future extension amendments, permits borrower buy-backs of term loans, increases the size of certain baskets and makes certain other changes to the Credit Agreement.

The 2020 Notes are senior unsecured obligations of ours and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The subsidiary guarantees are general unsecured senior obligations of the Guarantors and rank equally in right of payment with all of the existing and future senior unsecured indebtedness of our Guarantor subsidiaries. The 2020 Notes are effectively junior to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Note 11. Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses noted in the 2011 Form 10-K.

The operating results of discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Operating Results:
Operating revenue	$—	$—	$—	$75,765

Operating loss(1)	(331)	(665)	(939)	(40,040)
Benefit for income taxes(1)	(128)	(119)	(363)	(15,264)
Operating loss, net of income taxes(1)	(203)	(546)	(576)	(24,776)
(Loss) gain on sale, net of income taxes	—	(941)	287	(1,654)
Loss from discontinued operations, net of income taxes(1)	$(203)	$(1,487)	$(289)	$(26,430)

(1)                                 During the first quarter of 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards.

The table below summarizes the activity for the nine months ended September 30, 2012 for the remaining liabilities from operations that were discontinued in years prior to 2012. The remaining obligations primarily relate to self-insurance claims and related costs. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2011	Cash Payments or Other	(Income) Expense	As of September 30, 2012
Remaining liabilities of discontinued operations:
ARS/AMS	$228	$(122)	$(20)	$86
Certified Systems, Inc. and other	2,100	(2,041)	—	59
InStar	279	30	58	367
TruGreen LandCare	268	(421)	538	385
Total liabilities of discontinued operations	$2,875	$(2,554)	$576	$897

Note 12. Income Taxes

As of September 30, 2012 and December 31, 2011, the Company had $9.1 million and $9.0 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $1.2 million during the next 12 months.

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

The effective tax rate on (loss) income from continuing operations was a benefit of 11.8 percent for the three months ended September 30, 2012 compared to a provision of 42.2 percent for the three months ended September 30, 2011. The change in the effective tax rate was primarily attributable to the impairment of nondeductible goodwill in the amount of $532.1 million. Excluding the impact of the impairments of goodwill and trade names, the effective tax rate for the three months ended September 30, 2012 would have been a provision of 42.4 percent.

The effective tax rate on (loss) income from continuing operations was a benefit of 11.9 percent for the nine months ended September 30, 2012 compared to a provision of 38.0 percent for the nine months ended September 30, 2011. The change in the effective tax rate was primarily attributable to the impairment of nondeductible goodwill in the amount of $532.1 million. Excluding the impact of the impairments of goodwill and trade names, the effective tax rate for the nine months ended September 30, 2012 would have been a provision of 47.5 percent, which was higher than the statutory tax rate and was primarily the result of dividing inelastic components of tax expense by lower income from continuing operations. The effective tax rate for the nine months ended September 30, 2011 was affected by a reduction to income tax liabilities resulting from the resolution of issues with state tax authorities and the lapsing of statutes of limitations.

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

Segment information for continuing operations is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Operating Revenue:
Terminix	$317,439	$300,605	$976,103	$919,019
TruGreen	312,977	367,122	795,460	886,405
American Home Shield	213,255	204,649	580,694	540,907
ServiceMaster Clean	34,604	36,398	98,958	102,100
Other Operations and Headquarters	22,418	22,146	66,332	64,600
Total Operating Revenue	$900,693	$930,920	$2,517,547	$2,513,031
Operating Income (Loss):(1),(2)
Terminix	$51,120	$48,634	$188,628	$172,123
TruGreen	(799,163)	79,138	(804,694)	127,966
American Home Shield	44,359	30,993	112,743	75,506
ServiceMaster Clean	13,297	14,236	36,110	39,498
Other Operations and Headquarters	(33,227)	(27,502)	(104,895)	(84,572)
Total Operating (Loss) Income	$(723,614)	$145,499	$(572,108)	$330,521

(1)                               Presented below is a reconciliation of operating (loss) income to (loss) income from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Total Operating (Loss) Income	$(723,614)	$145,499	$(572,108)	$330,521
Non-operating Expense (Income):
Interest expense	62,257	68,317	186,771	205,210
Interest and net investment income	(3,961)	(4,628)	(7,999)	(8,219)
Loss on extinguishment of debt	16,361	—	55,554	—
Other expense	141	174	492	522
(Loss) Income from Continuing Operations before Income Taxes	$(798,412)	$81,636	$(806,926)	$133,008

(2)                               Includes restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at American Home Shield and ServiceMaster Clean, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs. Presented below is a summary of restructuring charges by segment:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Restructuring charges:
Terminix	$77	$485	$2,894	$2,952
TruGreen	1,123	685	1,943	690
American Home Shield	536	—	536	—
ServiceMaster Clean	154	16	621	36
Other Operations and Headquarters	1,432	407	6,344	598
Total restructuring charges	$3,322	$1,593	$12,338	$4,276

Note 14. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees of $1.6 million and $4.7 million in the three and nine months ended September 30, 2012 and 2011, respectively, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R’s election.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan, each of which is or was an Equity Sponsor or an affiliate of an Equity Sponsor. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings, and, effective January 1, 2012, the annual consulting fee payable to BAS was reduced to $0.25 million. The Company pays annual consulting fees of $0.5 million, $0.25 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded aggregate consulting fees related to these agreements of $0.25 million and $0.3 million in the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $0.9 million in the nine months ended September 30, 2012 and 2011, respectively, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the 2015 Notes for a cost of $21.4 million. On December 21, 2011, the Company purchased from Holdings and retired $65.0 million in face value of the 2015 Notes for an aggregate purchase price of $68.0 million, which included payment of accrued interest of $3.0 million. The Company recorded interest expense of $1.7 million and $5.2 million for the three and nine months ended September 30, 2011, respectively, related to the 2015 Notes held by Holdings. The Company paid interest to Holdings of $7.0 million for the nine months ended September 30, 2011. As a result of the purchase of the 2015 Notes from Holdings, the Company did not have interest payable to Holdings as of September 30, 2012 and December 31, 2011.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. This standard allows an entity testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of the qualitative assessment, that the fair value of the indefinite-lived intangible asset is more likely than not greater than its carrying amount, the quantitative impairment test would not be required. Otherwise, further testing would be needed. This standard revises the examples of events and circumstances that an entity should consider in interim periods, but it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. The amendments in this standard are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the required provisions of this standard. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 16. Fair Value Measurements

The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivables approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated other comprehensive loss on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income if the decline in value is other than temporary. The carrying amount of total debt was $3.966 billion and $3.876 billion and the estimated fair value was $4.032 billion and $3.788 billion as of September 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2012 and December 31, 2011.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during the nine months ended September 30, 2012 or 2011.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		As of September 30, 2012				As of December 31, 2011
			Estimated Fair Value Measurements
(In thousands)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$11,745	$11,745	$—	$—	$10,834	$10,834
Investments in marketable securities	Marketable securities and Long-term marketable securities	137,305	50,842	86,463	—	131,648	131,648
Fuel swap contracts:
Current	Prepaid expenses and other assets	1,574	—	—	1,574	548	548
Noncurrent	Other assets	131	—	—	131	—	—
Total financial assets		$150,755	$62,587	$86,463	$1,705	$143,030	$143,030

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	194	—	—	194	1,281	1,281
Noncurrent	Other long-term obligations	182	—	—	182	—	—
Interest rate swap contracts	Other accrued liabilities (1)	11,035	—	11,035	—	23,467	23,467
Total financial liabilities		$11,411	$—	$11,035	$376	$24,748	$24,748

(1)                                 As of December 31, 2011, liabilities related to interest rate swap contracts were reflected in other long-term obligations on the condensed consolidated statement of financial position.

The carrying amount and estimated fair value of the Company’s assets that were recorded at fair value on a nonrecurring basis as of September 30, 2012 are as follows:

As of
September 30, 2012
Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
		Carrying	Markets	Inputs	Inputs
(In thousands)	Statement of Financial Position Location	Value	(Level 1)	(Level 2)	(Level 3)

TruGreen Trade Name(1)	Intangible assets, primarily trade names, service marks and trademarks, net	$606,800	$—	$—	$606,800
TruGreen Goodwill(2)	Goodwill	413,367	—	—	413,367

(1)                                 In the second and third quarters of 2012, we recognized non-cash impairment charges of $67.7 million and $51.0 million, respectively, to reduce the carrying value of the TruGreen trade name to its fair value as a result of our interim impairment testing of indefinite-lived intangible assets. See Note 5 for further information regarding the factors that led to the completion of the interim impairment analysis along with a description of the methodology, assumptions and significant unobservable inputs used to estimate the fair value of the TruGreen trade name.

(2)                                 In the third quarter of 2012, we recognized a non-cash impairment charge of $794.2 million to reduce the carrying value of TruGreen’s goodwill to its implied fair value as a result of our interim goodwill impairment testing. See Note 5 for further information regarding the factors that led to the initiation of the interim impairment analysis along with a description of the methodology, assumptions and significant unobservable inputs used to estimate the fair value of TruGreen’s goodwill.  As of the date of this filing, the interim goodwill impairment test has not been finalized due to the complexities involved in determining the implied fair value of goodwill. The amount recorded in the third quarter of 2012 is the Company’s best estimate of the total goodwill impairment charge. A further adjustment may be recorded in the fourth quarter of 2012 when the impairment analysis has been finalized.

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2011	$(733)
Total gains (realized and unrealized)
Included in earnings	1,718
Included in accumulated other comprehensive income	2,062
Settlements, net	(1,718)
Balance as of September 30, 2012	$1,329

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2010	$6,649
Total gains (realized and unrealized)
Included in earnings	8,901
Included in accumulated other comprehensive loss	(7,342)
Settlements, net	(8,901)
Balance as of September 30, 2011	$(693)

The following table presents information relating to the significant unobservable inputs of our Level 3 financial instruments as of September 30, 2012:

Item	Fair Value as of September 30, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$1,329	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.29-$3.63	$3.48
			Forward Diesel Price per Gallon(1)	$3.86-$4.09	$3.94

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

The effect of derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income and accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position for the nine months ended September 30, 2012 and 2011, respectively, is presented as follows:

(In thousands)

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Income (Loss)	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Location of Gain (Loss)
Relationships	Nine months ended September 30, 2012		included in Earnings

Fuel swap contracts	$2,062	$1,718	Cost of services rendered and products sold
Interest rate swap contracts	$14,913	$(19,611)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of (Loss) Gain Recognized in Accumulated Other Comprehensive Income (Loss)	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings	Location of (Loss) Gain
Relationships	Nine months ended September 30, 2011		included in Earnings

Fuel swap contracts	$(7,342)	$8,630	Cost of services rendered and products sold
	$—	$271	Loss from discontinued operations, net of income taxes
Interest rate swap contracts	$19,654	$(28,987)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the nine months ended September 30, 2012. As of September 30, 2012, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $43.6 million, maturing through 2013. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2012, the Company had posted $4.0 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s Revolving Credit Facility. As of September 30, 2012, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $1.180 billion, maturing through 2013.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $3.5 million, net of tax, as of September 30, 2012. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

The payment obligations of the Company under the 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. Each of the Guarantors is wholly owned, directly or indirectly, by the Company, and all guarantees are full and unconditional. The Non-Guarantors do not guarantee the 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of the Company, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2020 Notes, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2020 Notes, (v) the defeasance of the Company’s obligations under the indenture governing the 2020 Notes or (vi) the payment in full of the principal amount of the 2020 Notes.

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Three Months Ended September 30, 2012 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$664,090	$251,638	$(15,035)	$900,693

Operating Costs and Expenses:
Cost of services rendered and products sold	—	408,731	120,553	(14,635)	514,649
Selling and administrative expenses	2,194	145,456	98,448	(106)	245,992
Amortization expense	(111)	14,435	847	—	15,171
Goodwill and trade name impairment	—	833,973	11,200	—	845,173
Restructuring charges	—	1,354	1,968	—	3,322
Total operating costs and expenses	2,083	1,403,949	233,016	(14,741)	1,624,307

Operating (Loss) Income	(2,083)	(739,859)	18,622	(294)	(723,614)

Non-operating Expense (Income):
Interest expense (income)	45,371	21,474	(4,588)	—	62,257
Interest and net investment loss (income)	87	2,443	(6,197)	(294)	(3,961)
Loss on extinguishment of debt	16,361	—	—	—	16,361
Other expense	—	—	141	—	141

(Loss) Income from Continuing Operations before Income Taxes	(63,902)	(763,776)	29,266	—	(798,412)
(Benefit) provision for income taxes	(24,458)	(92,927)	23,082	—	(94,303)
Equity in losses of joint venture	—	—	(50)	—	(50)

(Loss) Income from Continuing Operations	(39,444)	(670,849)	6,134	—	(704,159)

Loss from discontinued operations, net of income taxes	—	(186)	(17)	—	(203)
Equity in (losses) earnings of subsidiaries (net of tax)	(664,918)	13,117	—	651,801	—
Net (Loss) Income	$(704,362)	$(657,918)	$6,117	$651,801	$(704,362)

Total Comprehensive (Loss) Income	$(698,594)	$(656,055)	$7,151	$648,904	$(698,594)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2011 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$703,252	$242,483	$(14,815)	$930,920

Operating Costs and Expenses:
Cost of services rendered and products sold	—	411,503	120,962	(14,709)	517,756
Selling and administrative expenses	2,307	146,981	96,753	(106)	245,935
Amortization expense	57	17,455	2,625	—	20,137
Restructuring charges	—	1,186	407	—	1,593
Total operating costs and expenses	2,364	577,125	220,747	(14,815)	785,421

Operating (Loss) Income	(2,364)	126,127	21,736	—	145,499

Non-operating Expense (Income):
Interest expense (income)	48,536	24,057	(4,276)	—	68,317
Interest and net investment loss (income)	2,082	(1,638)	(5,072)	—	(4,628)
Other expense	—	—	174	—	174

(Loss) Income from Continuing Operations before Income Taxes	(52,982)	103,708	30,910	—	81,636
(Benefit) provision for income taxes	(15,945)	627	49,739	—	34,421

(Loss) Income from Continuing Operations	(37,037)	103,081	(18,829)	—	47,215
Income (loss) from discontinued operations, net of income taxes	—	3,328	(4,815)	—	(1,487)
Equity in earnings (losses) of subsidiaries (net of tax)	82,765	(27,479)	—	(55,286)	—
Net Income (Loss)	$45,728	$78,930	$(23,644)	$(55,286)	$45,728

Total Comprehensive Income (Loss)	$39,664	$76,267	$(29,406)	$(46,861)	$39,664

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Nine Months Ended September 30, 2012 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,881,366	$680,223	$(44,042)	$2,517,547

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,161,027	316,593	(43,429)	1,434,191
Selling and administrative expenses	6,307	376,030	297,273	(319)	679,291
Amortization expense	—	47,828	3,134	—	50,962
Goodwill and trade name impairment	—	901,673	11,200	—	912,873
Restructuring charges	—	4,943	7,395	—	12,338
Total operating costs and expenses	6,307	2,491,501	635,595	(43,748)	3,089,655

Operating (Loss) Income	(6,307)	(610,135)	44,628	(294)	(572,108)

Non-operating Expense (Income):
Interest expense (income)	134,726	65,258	(13,213)	—	186,771
Interest and net investment loss (income)	551	8,793	(17,049)	(294)	(7,999)
Loss on extinguishment of debt	55,554	—	—	—	55,554
Other expense	—	—	492	—	492

(Loss) Income from Continuing Operations before Income Taxes	(197,138)	(684,186)	74,398	—	(806,926)
(Benefit) provision for income taxes	(71,862)	(88,248)	64,154	—	(95,956)
Equity in losses of joint venture	—	—	(161)	—	(161)

(Loss) Income from Continuing Operations	(125,276)	(595,938)	10,083	—	(711,131)

(Loss) income from discontinued operations, net of income taxes	—	(309)	20	—	(289)
Equity in (losses) earnings of subsidiaries (net of tax)	(586,144)	16,142	—	570,002	—
Net (Loss) Income	$(711,420)	$(580,105)	$10,103	$570,002	$(711,420)

Total Comprehensive (Loss) Income	$(698,958)	$(577,294)	$11,737	$565,557	$(698,958)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2011 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,918,309	$637,780	$(43,058)	$2,513,031

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,154,429	297,104	(42,574)	1,408,959
Selling and administrative expenses	6,991	407,176	282,540	(319)	696,388
Amortization expense	166	52,168	20,553	—	72,887
Restructuring charges	35	3,678	563	—	4,276
Total operating costs and expenses	7,192	1,617,451	600,760	(42,893)	2,182,510

Operating (Loss) Income	(7,192)	300,858	37,020	(165)	330,521

Non-operating Expense (Income):
Interest expense (income)	141,134	66,175	(2,099)	—	205,210
Interest and net investment loss (income)	2,951	2,820	(13,990)	—	(8,219)
Other expense	—	—	522	—	522

(Loss) Income from Continuing Operations before Income Taxes	(151,277)	231,863	52,587	(165)	133,008
(Benefit) provision for income taxes	(56,142)	23,968	82,700	—	50,526

(Loss) Income from Continuing Operations	(95,135)	207,895	(30,113)	(165)	82,482
Income (loss) from discontinued operations, net of income taxes	—	19,089	(45,684)	165	(26,430)
Equity in earnings (losses) of subsidiaries (net of tax)	151,187	(81,370)	—	(69,817)	—
Net Income (Loss)	$56,052	$145,614	$(75,797)	$(69,817)	$56,052

Total Comprehensive Income (Loss)	$59,976	$142,964	$(78,780)	$(64,184)	$59,976

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of September 30, 2012

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$207,860	$18,098	$98,591	$—	$324,549
Marketable securities	—	—	24,449	—	24,449
Receivables	1,577	164,167	536,787	(216,512)	486,019
Inventories	—	57,576	2,535	—	60,111
Prepaid expenses and other assets	5,554	26,541	19,829	(281)	51,643
Deferred customer acquisition costs	—	23,634	14,100	—	37,734
Deferred taxes	38,444	45,672	4,176	—	88,292
Total Current Assets	253,435	335,688	700,467	(216,793)	1,072,797
Property and Equipment:
At cost	—	431,253	187,980	—	619,233
Less: accumulated depreciation	—	(194,691)	(82,261)	—	(276,952)
Net property and equipment	—	236,562	105,719	—	342,281

Other Assets:
Goodwill	—	2,036,883	356,741	—	2,393,624
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,646,157	736,990	—	2,383,147
Notes receivable	2,010,100	41	30,399	(2,018,047)	22,493
Long-term marketable securities	11,745	—	112,856	—	124,601
Investments in and advances to subsidiaries	2,271,561	1,014,725	—	(3,286,286)	—
Other assets	43,750	3,942	476	(42,760)	5,408
Debt issuance costs	47,523	—	—	—	47,523
Total Assets	$4,638,114	$5,273,998	$2,043,648	$(5,563,886)	$6,391,874

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$222	$59,190	$53,304	$—	$112,716
Accrued liabilities:
Payroll and related expenses	1,683	38,425	35,951	—	76,059
Self-insured claims and related expenses	—	20,746	58,768	—	79,514
Accrued interest payable	22,727	410	45	(281)	22,901
Other	12,833	26,107	31,165	—	70,105
Deferred revenue	—	128,056	336,867	—	464,923
Liabilities of discontinued operations	—	774	123	—	897
Current portion of long-term debt	111,628	21,647	136,658	(216,512)	53,421
Total Current Liabilities	149,093	295,355	652,881	(216,793)	880,536

Long-Term Debt	3,843,145	2,042,886	44,808	(2,018,047)	3,912,792

Other Long-Term Liabilities:
Deferred taxes	—	700,792	275,603	(42,760)	933,635
Intercompany payable	70,213	—	376,567	(446,780)	—
Other long-term obligations, primarily self-insured claims	21,571	1,261	87,987	—	110,819
Total Other Long-Term Liabilities	91,784	702,053	740,157	(489,540)	1,044,454

Shareholder’s Equity	554,092	2,233,704	605,802	(2,839,506)	554,092
Total Liabilities and Shareholder’s Equity	$4,638,114	$5,273,998	$2,043,648	$(5,563,886)	$6,391,874

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2012

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$232,382	$13,751	$82,797	$—	$328,930

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(83,912)	248,465	1,412	(65,856)	100,109

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(35,662)	(25,934)	—	(61,596)
Sale of equipment and other assets	—	1,293	5	—	1,298
Other business acquisitions, net of cash acquired	—	(27,789)	(2,157)	—	(29,946)
Notes receivable, financial investments and securities, net	—	—	(7,927)	—	(7,927)
Net Cash Used for Investing Activities from Continuing Operations	—	(62,158)	(36,013)	—	(98,171)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,350,000	—	—	—	1,350,000
Payments of debt	(1,305,377)	(12,431)	(2,047)	—	(1,319,855)
Debt issuance costs paid	(32,301)	—	(3)	—	(32,304)
Shareholders’ dividends	—	(32,928)	(32,928)	65,856	—
Net intercompany advances	47,068	(132,540)	85,472	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	59,390	(177,899)	50,494	65,856	(2,159)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(512)	(99)	—	(611)
Cash used for investing activities:
Proceeds from sale of business	—	(3,549)	—	—	(3,549)
Net Cash Used for Discontinued Operations	—	(4,061)	(99)	—	(4,160)

Cash (Decrease) Increase During the Period	(24,522)	4,347	15,794	—	(4,381)

Cash and Cash Equivalents at End of Period	$207,860	$18,098	$98,591	$—	$324,549

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported operating revenue of $900.7 million and $930.9 million for the three months ended September 30, 2012 and 2011, respectively, and $2.518 billion and $2.513 billion for the nine months ended September 30, 2012 and 2011, respectively. The change in revenue was driven by the results of our business units as described in our “Segment Review.”

Operating loss was $723.6 million and $572.1 million for the three and nine months ended September 30, 2012, respectively, and operating income was $145.5 million and $330.5 million for the three and nine months ended September 30, 2011, respectively. Loss from continuing operations before income taxes was $798.4 million and $806.9 million for the three and nine months ended September 30, 2012, respectively, and income from continuing operations before income tax was $81.6 million and $133.0 million for the three and nine months ended September 30, 2011, respectively.

The decrease in (loss) income from continuing operations before income taxes for the three and nine months ended September 30, 2012 compared to September 30, 2011 primarily reflects the net effect of year over year changes in the following items:

(In thousands)	Three Months Ended September 30, 2012 Compared to September 30, 2011	Nine Months Ended September 30, 2012 Compared to September 30, 2011
Non-cash goodwill and trade name impairment(1)	$(845,173)	$(912,873)
Loss on extinguishment of debt(2)	(16,361)	(55,554)
Restructuring charges(3)	(1,729)	(8,062)
Interest expense(4)	6,060	18,439
Depreciation and amortization expense(5)	1,551	16,328
Segment results(6)	(24,881)	498
Other	485	1,290
	$(880,048)	$(939,934)

(1)                                 Represents pre-tax non-cash impairment charges recorded in the three and nine months ended September 30, 2012 to reduce the carrying value of TruGreen’s goodwill and the TruGreen trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets. There were no similar impairment charges included in continuing operations for the three and nine months ended September 30, 2011. See Note 5 to the condensed consolidated financial statements for further details.

(2)                                 For the three months ended September 30, 2012, represents the loss on extinguishment of debt related to the redemption of the remaining $396 million aggregate principal amount of 2015 Notes and repayment of $276 million of outstanding borrowings under the Term Facilities. For the nine months ended September 30, 2012, represents the loss on extinguishment of debt related to the redemption of the remaining $996 million aggregate principal amount of 2015 Notes and repayment of $276 million of outstanding borrowings under the Term Facilities.

(3)                                 Represents the net increase in restructuring charges related primarily to the impact of a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at American Home Shield and ServiceMaster Clean, and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters. See Note 3 to the condensed consolidated financial statements for further details.

(4)                                 For the three and nine months ended September 30, 2012 as compared to 2011, represents a decrease in interest expense as a result of decreases in our weighted average interest rate and average long-term debt balance.

(5)                                 Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized, offset, in part, by increased depreciation of property and equipment as a result of property additions.

(6)                                 Represents the year over year change in income from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes key executive transition charges of $0.8 million and $0.7 million recorded in the three months ended September 30, 2012 and 2011, respectively, and $2.3 million and $6.0 million recorded in the nine months ended September 30, 2012 and 2011, respectively, which included recruiting and relocation costs and signing bonuses related to the hiring of our new Chief Executive Officer (“CEO”), our new Chief Financial Officer (“CFO”), the new President of American Home Shield, the new President of ServiceMaster Clean and Merry Maids and other key executives and separation charges related to the resignations of our former CFO and the former Presidents of TruGreen, American Home Shield, ServiceMaster Clean and Merry Maids. For the nine months ended September 30, 2012, also includes a $2.5 million impairment of licensed intellectual property at

Terminix, a $5.4 million increase in tax related reserves at American Home Shield and technology costs of $4.2 million, which related to the abandonment of certain internally developed software at Merry Maids.

Operating and Non-Operating Expenses

Cost of Services Rendered and Products Sold

The Company reported cost of services rendered and products sold of $514.6 million for the third quarter of 2012 compared to $517.8 million for the third quarter of 2011. As a percentage of operating revenue, these costs increased to 57.1 percent for the third quarter of 2012 from 55.6 percent for the third quarter of 2011. This percentage increase primarily reflects an increase in fuel and fertilizer prices, a reduction in labor productivity and an increase in fertilizer usage rates at TruGreen and an increase in expenses in our automobile, general liability and workers’ compensation insurance programs due primarily to the reversal, in the third quarter of 2011, of claims reserves driven by favorable claims experience, offset, in part, by a reduction in home warranty claims costs at American Home Shield.

The Company reported cost of services rendered and products sold of $1.434 billion for the nine months ended September 30, 2012 compared to $1.409 billion for the nine months ended September 30, 2011. As a percentage of operating revenue, these costs increased to 57.0 percent for the nine months ended September 30, 2012 from 56.1 percent for the nine months ended September 30, 2011. This percentage increase primarily reflects an increase in fuel and fertilizer prices, a $2.5 million impairment of licensed intellectual property at Terminix, an increase in expenses in our automobile, general liability and workers’ compensation insurance programs due primarily to the reversal, in the nine months ended September 30, 2011, of claims reserves driven by favorable claims experience, a reduction in labor productivity and an increase in fertilizer usage rates at TruGreen and an increase in product distribution revenue at Terminix, which has lower margins than termite or pest revenue, offset, in part, by a reduction in home warranty claims costs at American Home Shield, improved labor efficiencies at Terminix, a reduction in ice melt sales at TruGreen, which has lower margins than core lawn services, and the favorable impact of acquiring assets in connection with exiting certain fleet leases.

Selling and Administrative Expenses

The Company reported selling and administrative expenses of $246.0 million for the third quarter of 2012 compared to $245.9 million for the third quarter of 2011. As a percentage of operating revenue, these costs increased to 27.3 percent for the third quarter of 2012 from 26.4 percent for the third quarter of 2011. This percentage increase primarily reflects an increase in technology costs related to a new operating system at TruGreen, which is in the process of being deployed, and a new operating system at Merry Maids, which is currently under development, an increase in incentive compensation expense at Terminix and an increase in provisions for certain legal matters at American Home Shield, offset, in part, by a reduction in sales and marketing expense at American Home Shield.

The Company reported selling and administrative expenses of $679.3 million for the nine months ended September 30, 2012 compared to $696.4 million for the nine months ended September 30, 2011. As a percentage of operating revenue, these costs decreased to 27.0 percent for the nine months ended September 30, 2012 from 27.7 percent for the nine months ended September 30, 2011. This percentage decrease primarily reflects a $3.8 million reduction in key executive transition charges, a reduction in sales and marketing expense and cost reductions realized through ongoing initiatives, offset, in part, by a $5.4 million increase in tax related reserves and an increase in provisions for certain legal matters at American Home Shield, an increase in technology costs related to new operating systems at American Home Shield, which is currently under development, and TruGreen, which is in the process of being deployed, a $4.2 million increase in technology costs related to the abandonment of certain internally developed software at Merry Maids, an increase in spending in the Company’s centers of excellence and an increase in technology costs related to payment card industry (“PCI”) standards compliance purposes.

Amortization Expense

Amortization expense was $15.2 million and $20.1 million for the three months ended September 30, 2012 and 2011, respectively, and $51.0 million and $72.9 million for the nine months ended September 30, 2012 and 2011, respectively. The decreases are a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized.

Goodwill and Trade Name Impairments

The Company recorded a non-cash goodwill impairment charge of $794.2 million for the three and nine months ended September 30, 2012 to reduce the carrying value of TruGreen’s goodwill to its estimated fair value as of September 30, 2012. As of the date of this filing, the second step of the goodwill impairment test has not been finalized due to the complexities involved in determining the implied fair value of goodwill. The amount recorded in the third quarter of 2012 is the Company’s best estimate of the total goodwill impairment charge. A further adjustment, which may be an increase or decrease to the estimate recorded in the third quarter of 2012, may be recorded in the fourth quarter of 2012 when the impairment analysis has been finalized. The Company recorded non-cash trade name impairment charges of $51.0 million and $118.7 million for the three and nine months ended September 30, 2012, respectively, to reduce the carrying value of the TruGreen trade name to its fair value as a result of the Company’s interim impairment testing. There were no similar goodwill or trade name impairment charges included in continuing operations for the three and nine months ended September 30, 2011.

Goodwill Impairment

Based on the revenue and operating results of TruGreen in the first nine months of 2012 and the outlook for the remainder of 2012 and future years, the Company concluded there was an impairment indicator requiring an interim goodwill impairment assessment for TruGreen as of September 30, 2012. The Company estimated that the implied fair value of goodwill as of such date was less than the carrying value for TruGreen by $794.2 million, which was recorded as a goodwill impairment charge in the third quarter of 2012. As of September 30, 2012, there was a $413.4 million balance of goodwill remaining at TruGreen.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a DCF analysis, a market-based comparable approach and a market-based transaction approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, terminal growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based comparable approach and relevant transaction multiples for the market-based transaction approach. The cash flows employed in the DCF analysis for TruGreen were based on the Company’s most recent forecast for 2012 and the Company’s projections for future years, which were based on estimated growth rates. The discount rate used in the DCF analysis was intended to reflect the risks inherent in the future cash flows of TruGreen. In addition, the market-based comparable and transaction approaches utilized comparable company public trading values, comparable company historical results, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value based on the first step analysis, as was the case in TruGreen’s third quarter 2012 interim test, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. As noted above, the second step of the goodwill impairment test is not complete for TruGreen. The second step analysis is more complex and requires more data and analysis than the first step and as a result consumes more time. The Company has recorded its best estimate of TruGreen’s goodwill impairment charge based on information available as of the date of this filing.

The goodwill impairment charge recorded in the third quarter of 2012 was primarily attributable to a decline in forecasted 2012 cash flows and a decrease in projected future growth in cash flows at TruGreen over a defined projection period as of September 30, 2012 compared to the projections used in the last annual impairment assessment performed on October 1, 2011. The changes in projected cash flows at TruGreen arose in part from the shift in strategy for TruGreen described in “Segment Review—TruGreen Segment” below. Although the Company projected future growth in cash flows at TruGreen as a part of its September 30, 2012 impairment analysis, total cash flows and projected growth in those cash flows were lower than that projected at the time TruGreen was tested for impairment in 2011. The long-term growth rates used in the impairment tests at September 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rate used in the September 30, 2012 impairment test was 50 bps lower than the discount rate used in the October 1, 2011 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis in 2011.

Trade Name Impairment

Based on the revenue results at TruGreen in the first six months of 2012 and a then lower revenue outlook for the remainder of 2012 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2012. That impairment analysis resulted in a $67.7 million impairment charge recorded in the second quarter of 2012. Based on the revenue results of TruGreen in the third quarter of 2012 and the revised poorer outlook for the remainder of the year and future years, the Company performed another impairment analysis on its TruGreen trade name to determine its fair value as of September 30, 2012. Based on the revised projected revenue for TruGreen as compared to the projections used in the second quarter 2012 impairment test, the Company determined the fair value attributable to the TruGreen trade name was less than its carrying value by $51.0 million, which was recorded as a trade name impairment in the third quarter of 2012.

The impairment test for intangible assets not subject to amortization (other than goodwill) involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates and hypothetical royalty rates, estimating the amount and timing of future revenue attributable to the trade names over a defined projection period and identification of appropriate long-term revenue growth rate assumptions after the defined projection period. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

The impairment charge recorded in the second quarter of 2012 was primarily attributable to a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2012 compared to the projections used in the last annual impairment assessment performed on October 1, 2011. The third quarter impairment charge was primarily attributable to a further reduction in projected revenue growth as compared to expectations in the second quarter of 2012. The changes in projected future revenue growth at TruGreen arose in part from the shift in strategy for TruGreen described in “Segment Review—TruGreen Segment” below. Although the Company projected future growth in revenue at TruGreen over a defined projection period as a part of its September 30, 2012 impairment analysis, such growth was lower than the revenue growth projected at the time the trade name was tested for impairment in the second quarter of 2012. The long-term revenue growth rates used for periods after the defined projection period in the impairment tests at September 30, 2012, June 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rates used in the September 30, 2012 and June 30, 2012 impairment tests were the same, but were 50 bps lower than the discount rate used in the October 1, 2011 impairment test for the TruGreen trade name. The decrease in the discount rate from 2011 is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis. Had the Company used a discount rate in assessing the impairment of its TruGreen trade name that was 100 bps higher (holding all other assumptions unchanged), the Company would have recorded an additional trade name impairment charge of approximately $86.6 million in the third quarter of 2012.

As a result of the trade name impairment recorded in the third quarter of 2012, the carrying value of the TruGreen trade name was adjusted to its estimated fair value as of September 30, 2012. Any further decline in the estimated fair value of this trade name will result in additional trade name impairment. It is possible that such impairment, if required, could be material.

The Company determined that there were no impairment indicators for the goodwill or other indefinite-lived intangible assets of any reporting units other than TruGreen as of September 30, 2012.

Restructuring Charges

The Company incurred restructuring charges of $3.3 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $12.3 million and $4.3 million for the nine months ended September 30, 2012 and 2011, respectively. Restructuring charges were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Terminix branch optimization(1)	$77	$485	$2,894	$2,952
TruGreen reorganization and restructuring(2)	1,123	684	1,943	684
American Home Shield reorganization(3)	536	—	536	—
ServiceMaster Clean reorganization(3)	154	—	621	—
Centers of excellence initiative(4)	1,432	—	6,344	—
Other(5)	—	424	—	640
Total restructuring charges	$3,322	$1,593	$12,338	$4,276

(1)                                 Represents restructuring charges related to a branch optimization project. For the three and nine months ended September 30, 2012 and the three months ended September 30, 2011, these charges included lease termination costs. For the nine months ended September 30, 2011, these charges included lease termination costs of $2.9 million and severance costs of $0.1 million.

(2)                                 Represents restructuring charges related to a reorganization of field leadership and a restructuring of branch operations. For the three months ended September 30, 2012, these charges included severance costs. For the nine months ended September 30, 2012, these charges included severance and lease termination costs of $1.4 million and $0.5 million, respectively. For the three and nine months ended September 30, 2011, these charges included severance costs.

(3)                                 Represents restructuring charges related to a reorganization of leadership. For the three and nine months ended September 30, 2012, these charges included severance and recruiting costs.

(4)                                Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide company-wide administrative services for our operations that we refer to as “centers of excellence.” For the three months ended September 30, 2012, these charges included professional fees of $0.7 million and severance and other costs of $0.7 million. For the nine months ended September 30, 2012, these charges included professional fees of $2.1 million and severance and other costs of $4.2 million.

(5)                                For the three and nine months ended September 30, 2011, these charges included reserve adjustments associated with previous restructuring initiatives.

Non-Operating Expense

Non-operating expense totaled $74.8 million and $63.9 million for the three months ended September 30, 2012 and 2011, respectively. This increase is primarily due to a $16.4 million loss on extinguishment of debt recorded in the three months ended September 30, 2012 related to the redemption of the remaining $396 million aggregate principal amount of the 2015 Notes and repayment of $276 million of outstanding borrowings under the Term Facilities, offset, in part, by a $6.1 million decrease in interest expense as a result of a decrease in our weighted-average interest rate and average long-term debt balance.

Non-operating expense totaled $234.8 million and $197.5 million for the nine months ended September 30, 2012 and 2011, respectively. This increase is primarily due to a $55.6 million loss on extinguishment of debt recorded in the nine months ended September 30, 2012 related to the redemption of the remaining $996 million aggregate principal amount of the 2015 Notes and repayment of $276 million of outstanding borrowings under the Term Facilities, offset, in part, by a $18.4 million decrease in interest expense as a result of a decrease in our weighted average interest rate and average long-term debt balance.

Interest and net investment income was comprised of the following for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Realized gains(1)	$2,626	$5,684	$5,376	$8,270
Deferred compensation trust(2)	532	(1,434)	1,286	(854)
Other(3)	803	378	1,337	803
Interest and net investment income	$3,961	$4,628	$7,999	$8,219

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

Income Taxes

The effective tax rate on (loss) income from continuing operations was a benefit of 11.8 percent for the three months ended September 30, 2012 compared to a provision of 42.2 percent for the three months ended September 30, 2011. The change in the effective tax rate was primarily attributable to the impairment of nondeductible goodwill in the amount of $532.1 million. Excluding the impact of the impairments of goodwill and trade names, the effective tax rate for the three months ended September 30, 2012 would have been a provision of 42.4 percent.

The effective tax rate on (loss) income from continuing operations was a benefit of 11.9 percent for the nine months ended September 30, 2012 compared to a provision of 38.0 percent for the nine months ended September 30, 2011. The change in the effective tax rate was primarily attributable to the impairment of nondeductible goodwill in the amount of $532.1 million. Excluding the impact of the impairments of goodwill and trade names, the effective tax rate for the nine months ended September 30, 2012 would have been a provision of 47.5 percent, which was higher than the statutory tax rate and was primarily the result of dividing inelastic components of tax expense by lower income from continuing operations. The effective tax rate for the nine months ended September 30, 2011 was affected by a reduction to income tax liabilities resulting from the resolution of issues with state tax authorities and the lapsing of statutes of limitations.

Net Income

Net loss for the three months ended September 30, 2012 was $704.4 million compared to net income of $45.7 million for the three months ended September 30, 2011. The $750.1 million decrease was primarily driven by a $880.0 million decrease in (loss) income from continuing operations before income taxes, offset, in part, by a $128.7 million reduction in (benefit) provision for income taxes and $1.3 million improvement in loss from discontinued operations, net of income taxes.

Net loss for the nine months ended September 30, 2012 was $711.4 million compared to net income of $56.1 million for the nine months ended September 30, 2011. The $767.5 million decrease was primarily driven by a $939.9 million decrease in (loss) income from continuing operations before income taxes, offset, in part, by a $146.5 million reduction in (benefit) provision for income taxes and a $26.1 million improvement in loss from discontinued operations, net of income taxes.

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

	Key Performance Indicators as of September 30,
	2012	2011
Terminix—
Growth in Pest Control Customers	4.0%	3.0%
Pest Control Customer Retention Rate	80.0%	80.5%
Reduction in Termite Customers	(1.2)%	(0.8)%
Termite Customer Retention Rate	85.9%	86.3%
TruGreen —
Reduction in Full Program Accounts	(13.7)%	(6.1)%
Customer Retention Rate	68.4%	67.8%
American Home Shield—
(Reduction) Growth in Home Warranties	(0.9)%	1.2%
Customer Retention Rate(1)	74.1%	74.5%

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

Operating Revenues and Comparable Operating Performance by operating segment are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Operating Revenue:
Terminix	$317,439	$300,605	$976,103	$919,019
TruGreen	312,977	367,122	795,460	886,405
American Home Shield	213,255	204,649	580,694	540,907
ServiceMaster Clean	34,604	36,398	98,958	102,100
Other Operations and Headquarters	22,418	22,146	66,332	64,600
Total Operating Revenue	$900,693	$930,920	$2,517,547	$2,513,031

Comparable Operating Performance:
Terminix	$69,489	$67,212	$246,345	$227,821
TruGreen	57,794	90,195	142,118	158,915
American Home Shield	49,222	40,736	124,631	109,439
ServiceMaster Clean	14,716	15,848	40,038	44,343
Other Operations and Headquarters	(27,372)	(23,595)	(89,050)	(69,060)
Total Comparable Operating Performance	$163,849	$190,396	$464,082	$471,458

Memo: Items included in Comparable Operating Performance:
Restructuring charges(1)	$3,322	$1,593	$12,338	$4,276
Management and consulting fees(2)	$1,812	$1,875	$5,437	$5,625

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations	$(331)	$(665)	$(939)	$(2,484)

(1)                                Represents restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at American Home Shield and ServiceMaster Clean, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs.

(2)                                Represents management and consulting fees payable to certain related parties. See Note 14 to the condensed consolidated financial statements for further information on management and consulting fees.

The following tables present reconciliations of operating (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Comparable Operating Performance for the periods presented.

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Three Months Ended September 30, 2012
Operating income (loss)(1)	$51,120	$(799,163)	$44,359	$13,297	$(33,227)	$(723,614)
Depreciation and amortization expense	18,369	11,784	2,237	1,254	3,012	36,656
EBITDA	69,489	(787,379)	46,596	14,551	(30,215)	(686,958)
Interest and net investment income(2)	—	—	2,626	165	1,170	3,961
Non-cash goodwill and trade name impairment(3)	—	845,173	—	—	—	845,173
Adjusted EBITDA	69,489	57,794	49,222	14,716	(29,045)	162,176
Non-cash stock-based compensation expense	—	—	—	—	1,673	1,673
Comparable Operating Performance	$69,489	$57,794	$49,222	$14,716	$(27,372)	$163,849

Memo: Items included in Comparable Operating Performance
Restructuring charges(4)	$77	$1,123	$536	$154	$1,432	$3,322
Management and consulting fees(5)	$—	$—	$—	$—	$1,812	$1,812

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(331)	$(331)

Three Months Ended September 30, 2011
Operating income (loss)(1)	$48,634	$79,138	$30,993	$14,236	$(27,502)	$145,499
Depreciation and amortization expense	18,587	11,066	4,059	1,454	3,041	38,207
EBITDA	67,221	90,204	35,052	15,690	(24,461)	183,706
Interest and net investment income (loss)(2)	—	—	5,684	158	(1,214)	4,628
Adjusted EBITDA	67,221	90,204	40,736	15,848	(25,675)	188,334
Non-cash stock-based compensation expense	—	—	—	—	2,080	2,080
Non-cash credits attributable to purchase accounting(7)	(9)	(9)	—	—	—	(18)
Comparable Operating Performance	$67,212	$90,195	$40,736	$15,848	$(23,595)	$190,396

Memo: Items included in Comparable Operating Performance
Restructuring charges(4)	$485	$685	$—	$16	$407	$1,593
Management and consulting fees(5)	$—	$—	$—	$—	$1,875	$1,875

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(665)	$(665)

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Nine Months Ended September 30, 2012
Operating income (loss)(1)	$188,628	$(804,694)	$112,743	$36,110	$(104,895)	$(572,108)
Depreciation and amortization expense	57,725	33,947	6,512	3,763	8,256	110,203
EBITDA	246,353	(770,747)	119,255	39,873	(96,639)	(461,905)
Interest and net investment income(2)	—	—	5,376	165	2,458	7,999
Non-cash goodwill and trade name impairment(3)	—	912,873	—	—	—	912,873
Adjusted EBITDA	246,353	142,126	124,631	40,038	(94,181)	458,967
Non-cash stock-based compensation expense	—	—	—	—	5,131	5,131
Non-cash credits attributable to purchase accounting(7)	(8)	(8)	—	—	—	(16)
Comparable Operating Performance	$246,345	$142,118	$124,631	$40,038	$(89,050)	$464,082

Memo: Items included in Comparable Operating Performance
Restructuring charges(4)	$2,894	$1,943	$536	$621	$6,344	$12,338
Management and consulting fees(5)	$—	$—	$—	$—	$5,437	$5,437

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(939)	$(939)

Nine Months Ended September 30, 2011
Operating income (loss)(1)	$172,123	$127,966	$75,506	$39,498	$(84,572)	$330,521
Depreciation and amortization expense	55,734	30,977	25,663	4,687	9,470	126,531
EBITDA	227,857	158,943	101,169	44,185	(75,102)	457,052
Interest and net investment income (loss)(2)	—	—	8,270	158	(209)	8,219
Adjusted EBITDA	227,857	158,943	109,439	44,343	(75,311)	465,271
Non-cash stock-based compensation expense	—	—	—	—	6,251	6,251
Non-cash credits attributable to purchase accounting(7)	(36)	(28)	—	—	—	(64)
Comparable Operating Performance	$227,821	$158,915	$109,439	$44,343	$(69,060)	$471,458

Memo: Items included in Comparable Operating Performance
Restructuring charges(4)	$2,952	$690	$—	$36	$598	$4,276
Management and consulting fees(5)	$—	$—	$—	$—	$5,625	$5,625

Memo: Items excluded from Comparable Operating Performance:
Comparable Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(2,484)	$(2,484)

(1)                                 Presented below is a reconciliation of total segment operating (loss) income to net (loss) income:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Total Segment Operating (Loss) Income	$(723,614)	$145,499	$(572,108)	$330,521
Non-operating Expense (Income):
Interest expense	62,257	68,317	186,771	205,210
Interest and net investment income	(3,961)	(4,628)	(7,999)	(8,219)
Loss on extinguishment of debt	16,361	—	55,554	—
Other expense	141	174	492	522
(Loss) Income from Continuing Operations before Income Taxes	(798,412)	81,636	(806,926)	133,008
(Benefit) provision for income taxes	(94,303)	34,421	(95,956)	50,526
Equity in losses of joint venture	(50)	—	(161)	—
(Loss) Income from Continuing Operations	(704,159)	47,215	(711,131)	82,482
Loss from discontinued operations, net of income taxes	(203)	(1,487)	(289)	(26,430)
Net (Loss) Income	$(704,362)	$45,728	$(711,420)	$56,052

(2)                                Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $254.1 million as of September 30, 2012. American Home Shield interest and net investment income was $2.6 million and $5.7 million for the three months ended September 30, 2012 and 2011, respectively, and $5.4 million and $8.3 million for the nine months ended September 30, 2012 and 2011, respectively. The balance of interest and net investment income primarily relates to (i) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within (loss) income from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                               Represents pre-tax non-cash impairment charges recorded in the three and nine months ended September 30, 2012 to reduce the carrying value of TruGreen’s goodwill and the TruGreen trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets. There were no similar impairment charges included in continuing operations for the three and nine months ended September 30, 2011. See Note 5 to the condensed consolidated financial statements for further details.

(4)                                Represents restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at American Home Shield and ServiceMaster Clean, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs.

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

(7)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

Terminix Segment

Third Quarter

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 5.6 percent increase in operating revenue, a 5.1 percent increase in operating income and a 3.4 percent increase in Comparable Operating Performance for the third quarter of 2012 compared to 2011. Pest control revenue, which was 58.4 percent of the segment’s operating revenue in the third quarter of 2012, increased 8.0 percent compared to the third quarter of 2011, reflecting a 4.1 percent increase in average customer counts, a $4.1 million increase in other pest revenue, primarily bed bug services, and improved price realization. Absolute pest control customer counts as of September 30, 2012 compared to 2011 increased 4.0 percent, driven by an increase in acquisitions, offset, in part, by a decrease in new unit sales and a 50 bps decrease in the customer retention rate. Termite revenue, which was 36.5 percent of the segment’s operating revenue in the third quarter of 2012, increased 1.8 percent compared to the third quarter of 2011. Termite renewal revenue comprised 55.3 percent of total termite revenue, while the remainder consisted of termite new unit sales. The increase in termite revenue reflected improved price realization, offset, in part, by a 1.6 percent decrease in new unit sales and a 1.3 percent decline in average renewal customer counts. Absolute termite renewal customer counts as of September 30, 2012 compared to 2011 declined 1.2 percent driven by a decrease in new unit sales and a 40 bps decrease in the customer retention rate. Product distribution revenue, which has lower margins than pest or termite revenue and accounted for approximately five percent of total segment operating revenue, increased $1.2 million in the third quarter of 2012 compared to 2011.

Terminix’s Comparable Operating Performance increased $2.3 million for the third quarter of 2012 compared to the third quarter of 2011. Terminix’s Comparable Operating Performance included restructuring charges of $0.1 million and $0.5 million in the third quarter of 2012 and 2011, respectively. The remaining $1.9 million increase primarily reflects the impact of higher operating revenue and cost efficiencies realized through ongoing initiatives, including the benefits of sales mobility and routing and scheduling tools, offset, in part, by an increase in incentive compensation expense and fuel prices.

Nine Months Ended September 30, 2012

The Terminix segment reported a 6.2 percent increase in operating revenue, a 9.6 percent increase in operating income and an 8.1 percent increase in Comparable Operating Performance for the nine months ended September 30, 2012 compared to 2011. Pest control revenue, which was 54.1 percent of the segment’s operating revenue in the nine months ended September 30, 2012, increased 7.6 percent compared to the nine months ended September 30, 2011, reflecting a 4.9 percent increase in average customer counts, a $9.5 million increase in other pest revenue, primarily bed bug services, and improved price realization. Absolute pest control customer counts as of September 30, 2012 compared to 2011 increased 4.0 percent, driven by an increase in acquisitions, offset, in part, by a decrease in new unit sales and a 50 bps decrease in the customer retention rate. Termite revenue, which was 40.7 percent of the segment’s operating revenue in the nine months ended September 30, 2012, increased 3.3 percent compared to the nine months ended September 30, 2011. Termite renewal revenue comprised 54.9 percent of total termite revenue, while the remainder consisted of termite new unit sales. The increase in termite revenue reflected the favorable timing of renewal revenue and improved price realization, offset, in part, by a 1.1 percent decline in average renewal customer counts. Absolute termite renewal customer counts as of September 30, 2012 compared to 2011 declined 1.2 percent driven by a decrease in new unit sales and a 40 bps decrease in the customer retention rate. Product distribution revenue, which has lower margins than pest or termite revenue and accounted for approximately five percent of total segment operating revenue, increased $8.4 million in the nine months ended September 30, 2012 compared to 2011.

Terminix’s Comparable Operating Performance increased $18.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Terminix’s Comparable Operating Performance included restructuring charges of $2.9 million and $3.0 million in the nine months ended September 30, 2012 and 2011, respectively. Additionally, a $2.5 million impairment of licensed intellectual property was recorded in the nine months ended September 30, 2012. The remaining $20.9 million increase primarily reflects the impact of higher operating revenue, improved production labor efficiencies, cost efficiencies realized through ongoing initiatives, including the benefits of sales mobility and routing and scheduling tools, a reduction in sales and marketing expense, as a percent of revenue, and the favorable impact of acquiring assets in connection with exiting certain fleet leases, offset, in part, by an increase in fuel prices and in product distribution revenue, which has lower margins than pest or termite revenue.

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

In 2011, TruGreen made the decision to rebalance its sales mix toward channels with higher retention and profitability.  Specifically, TruGreen has reduced its spending in the neighborhood sales channel and increased marketing spending in sales channels which it believes will yield more attractive returns in the long-term, such as digital marketing.  TruGreen also introduced its new Healthy Lawn Plan in early 2012, which provides a customized, full-year treatment plan that better matches the growing conditions in each part of the country.  At the same time, TruGreen decided to de-emphasize selling less than full programs which it believes do not foster long-term customer relationships or deliver predictable, consistent outcomes for its customers.  TruGreen continues to seek to transform its customers’ experience through a combination of new technology, including investments in a new operating system and telecommunications infrastructure, improved processes and stricter branch standards, improved pre- and post-service communication and more consistent adherence to resource planning models in its branches.

The Company believes the changes it is making at TruGreen will position the business for future, longer-term revenue growth and growth in Comparable Operating Performance by transforming TruGreen’s relationships with its customers and improving the efficiency of its operations.

Management Change

Effective October 9, 2012, Thomas G. Brackett, the former President of the Company’s TruGreen segment, resigned from the Company. The Company’s CEO, Hank Mullany, will serve as interim President of TruGreen until a new President is hired.

Third Quarter

The TruGreen segment reported a 14.7 percent decrease in operating revenue and a 35.9 percent decrease in Comparable Operating Performance for the third quarter of 2012 compared to 2011. TruGreen’s operating loss for the third quarter of 2012 was $799.2 million, compared to operating income of $79.1 million for the third quarter of 2011. Revenue from residential lawn service customers, which was 83.0 percent of the segment’s operating revenue in the third quarter of 2012, declined 17.2 percent compared to the third quarter of 2011, reflecting a 13.7 percent decline in average residential full program customer counts, offset, in part, by improved price realization. Absolute customer counts as of September 30, 2012 compared to 2011 declined 13.7 percent, driven by a decrease in new unit sales and acquisitions, offset, in part, by a 60 bps increase in the residential full program customer retention rate. Declines in new unit sales were significantly impacted by changes in our product offerings and the rebalancing of our sales channel mix.

TruGreen’s operating loss for the three months ended September 30, 2012 included pre-tax non-cash impairment charges of $845.2 million to reduce the carrying value of TruGreen’s goodwill and the TruGreen trade name to their estimated fair values as further discussed in Note 5 to the condensed consolidated financial statements. There were no similar charges in the nine months ended September 30, 2011. TruGreen’s Comparable Operating Performance decreased $32.4 million for the third quarter of 2012 compared to the third quarter of 2011. TruGreen’s Comparable Operating Performance included restructuring charges of $1.1 million and $0.7 million in the third quarter of 2012 and 2011, respectively. The remaining $32.0 million decrease primarily reflects the impact of lower operating revenue, a reduction in labor productivity, higher fertilizer usage rates, an increase in technology costs related to a new operating system, which is in the process of being deployed, and an increase in fuel and fertilizer prices.

Nine Months Ended September 30, 2012

The TruGreen segment reported a 10.3 percent decrease in operating revenue and a 10.6 percent decrease in Comparable Operating Performance for the nine months ended September 30, 2012 compared to 2011. TruGreen’s operating loss for the nine months ended September 30, 2012 was $804.7 million, compared to operating income of $128.0 million for the nine months ended September 30, 2011. Revenue from residential lawn service customers, which was 82.8 percent of the segment’s operating revenue in the nine months ended September 30, 2012, declined 12.3 percent compared to the nine months ended September 30, 2011, reflecting an 11.0 percent decline in average residential full program customer counts, offset, in part, by improved price realization. Absolute customer counts as of September 30, 2012 compared to 2011 declined 13.7 percent, driven by a decrease in new unit sales and acquisitions, offset, in part, by a 60 bps increase in the residential full program customer retention rate. Declines in new unit sales were significantly impacted by changes in our product offerings and the rebalancing of our sales channel mix. For the nine months ended September 30, 2012 compared to 2011, the segment’s operating revenue also reflects a $5.6 million increase in revenue from commercial customers, offset, in part, by a $4.1 million decrease in sales of ice melt products.

TruGreen’s operating income for the nine months ended September 30, 2012 included pre-tax non-cash impairment charges of $912.9 million to reduce the carrying value of TruGreen’s goodwill and the TruGreen trade name to their estimated fair values as further discussed in Note 5 to the condensed consolidated financial statements. There were no similar charges in the nine months ended September 30, 2011. TruGreen’s Comparable Operating Performance decreased $16.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. TruGreen’s Comparable Operating Performance included restructuring charges of $1.9 million and $0.7 million in the nine months ended September 30, 2012 and 2011, respectively. Additionally, key executive transition charges of $1.0 million were recorded in the nine months ended September 30, 2011, which included separation charges related to the resignation in 2011 of Stephen Donly, the former President of TruGreen. The remaining $16.6 million decrease primarily reflects the impact of lower operating revenue, a reduction in labor productivity, higher fertilizer usage rates, an increase in technology costs related to a new operating system, which is in the process of being deployed, and an increase in fuel and fertilizer prices, offset, in part, by lower sales staffing, driven by our decision to reduce our focus on the neighborhood sales channel, other cost efficiencies realized through ongoing productivity and standardization initiatives, including more consistent adherence to resource planning models in our branches, and a reduction in ice melt sales, which has lower margins than core lawn services.

American Home Shield Segment

Third Quarter

The American Home Shield segment, which provides home warranties and preventative maintenance contracts for household systems and appliances, reported a 4.2 percent increase in operating revenue, a 43.1 percent increase in operating income and a 20.8 percent increase in Comparable Operating Performance for the third quarter of 2012 compared to 2011. The operating revenue results reflect an increase due to improved price realization, offset, in part, by a 0.3 percent decrease in average customer counts. Absolute customer counts as of September 30, 2012 compared to 2011 declined 0.9 percent driven by a decrease in new unit sales and a 40 bps decrease in the customer retention rate.

American Home Shield’s Comparable Operating Performance increased $8.5 million for the third quarter of 2012 compared to the third quarter of 2011. American Home Shield’s Comparable Operating Performance included interest and net investment income from the American Home Shield investment portfolio of $2.6 million and $5.7 million in the third quarter of 2012 and 2011, respectively, and restructuring charges of $0.5 million in the third quarter of 2012. Additionally, key executive transition charges of $0.8 million were recorded in the third quarter of 2012, which included recruiting costs and a signing bonus related to the hiring of the new President of American Home Shield and separation charges related to the retirement of the former President of American Home Shield. The remaining $12.9 million increase primarily reflects the impact of higher operating revenue and a reduction, as a percent of revenue, in home warranty claims costs and sales and marketing expense, offset, in part, by an increase in provisions for certain legal matters.

The Company has undertaken significant efforts to develop a new operating system at American Home Shield that we anticipate will ultimately enhance our operations. The Company has experienced unexpected delays and other issues associated with the development of the operating system which has resulted in a delay in the projected start of the first phase of our implementation. We expect to continue to incur capitalizable and non-capitalizable technology charges through the implementation date but do not expect these charges to have a material impact on our financial position, results of operations or cash flows.

Nine Months Ended September 30, 2012

The American Home Shield segment reported a 7.4 percent increase in operating revenue, a 49.3 percent increase in operating income and a 13.9 percent increase in Comparable Operating Performance for the nine months ended September 30, 2012 compared to 2011. The operating revenue results reflect an increase due to differences between years in the timing of contract claims, improved price realization and a 0.4 percent increase in average customer counts. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Absolute customer counts as of September 30, 2012 compared to 2011 declined 0.9 percent driven by a decrease in new unit sales and a 40 bps decrease in the customer retention rate.

American Home Shield’s Comparable Operating Performance increased $15.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. American Home Shield’s Comparable Operating Performance included interest and net investment income from the American Home Shield investment portfolio of $5.4 million and $8.3 million in the nine months ended September 30, 2012 and 2011, respectively, and restructuring charges of $0.5 million and a $5.4 million increase in tax related reserves in the nine months ended September 30, 2012. Additionally, key executive transition charges of $0.8 million were recorded in the nine months ended September 30, 2012, which included recruiting costs and a signing bonus related to the hiring of the new President of American Home Shield and separation charges related to the retirement of the former President of American Home Shield. The remaining $24.8 million increase primarily reflects the impact of higher operating revenue and a reduction, as a percent of revenue, in home warranty claims costs and sales and marketing expense, offset, in part, by an increase in technology costs related to a new operating system, which is currently under development, and an increase in provisions for certain legal matters.

ServiceMaster Clean Segment

Third Quarter

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 4.9 percent decrease in operating revenue, a 6.6 percent decrease in operating income and a 7.1 percent decrease in Comparable Operating Performance for the third quarter of 2012 compared to 2011. Domestic royalty fees, which were 51.3 percent of the segment’s operating revenue in the third quarter of 2012, decreased 5.3 percent compared to the third quarter of 2011, primarily driven by decreases in disaster restoration services. Revenue from janitorial national accounts, which was 13.0 percent of the segment’s operating revenue in the third quarter of 2012, increased 18.5 percent compared to the third quarter of 2011, driven by strong sales activity. Sales of products to franchisees, which were 10.4 percent of the segment’s operating revenue in the third quarter of 2012, decreased 31.5 percent compared to the third quarter of 2011, driven by lower franchisee demand for equipment.

ServiceMaster Clean’s Comparable Operating Performance decreased $1.1 million for the third quarter of 2012 compared to the third quarter of 2011. ServiceMaster Clean’s Comparable Operating Performance included restructuring charges of $0.2 million in the third quarter of 2012. Additionally, key executive transition charges of $0.1 million were recorded in the third quarter of 2012, which included recruiting and relocation costs related to the hiring of the new President of ServiceMaster Clean and Merry Maids. The remaining $0.8 million decrease primarily reflects the impact of lower operating revenue.

Nine Months Ended September 30, 2012

The ServiceMaster Clean segment reported a 3.1 percent decrease in operating revenue, an 8.6 percent decrease in operating income and a 9.7 percent decrease in Comparable Operating Performance for the nine months ended September 30, 2012 compared to 2011. Domestic royalty fees, which were 52.7 percent of the segment’s operating revenue in the nine months ended September 30, 2012, decreased 4.0 percent compared to the nine months ended September 30, 2011, primarily driven by decreases in disaster restoration services. Revenue from janitorial national accounts, which was 11.9 percent of the segment’s operating revenue in the nine months ended September 30, 2012, increased 23.4 percent compared to the nine months ended September 30, 2011, driven by strong sales activity. Sales of products to franchisees, which were 8.8 percent of the segment’s operating revenue in the nine months ended September 30, 2012, decreased 27.0 percent compared to the nine months ended September 30, 2011, driven by lower franchisee demand for equipment.

ServiceMaster Clean’s Comparable Operating Performance decreased $4.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. ServiceMaster Clean’s Comparable Operating Performance included restructuring charges of $0.6 million in the nine months ended September 30, 2012. Additionally, key executive transition charges of $0.9 million were recorded in the nine months ended September 30, 2012, which included recruiting and relocation costs related to the hiring of the new President of ServiceMaster Clean and Merry Maids and separation charges related to the retirement of the former President of ServiceMaster Clean. The remaining $2.8 million decrease primarily reflects the impact of lower operating revenue, specifically domestic royalty fees, which have higher margins than janitorial national accounts and sales of products to franchisees.

Other Operations and Headquarters Segment

Third Quarter

This segment includes the franchised and Company-owned operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 1.2 percent increase in operating revenue, a 20.8 percent increase in operating loss and a 16.0 percent decrease in Comparable Operating Performance for the third quarter of 2012 compared to 2011.

Merry Maids, which provides home cleaning services and accounted for 92.2 percent of the segment’s operating revenue for the third quarter of 2012, reported comparable operating revenue, a 2.5 percent decrease in operating income and a 4.1 percent decrease in Comparable Operating Performance for the third quarter of 2012 compared to 2011. Revenue from company-owned branches, which was 73.4 percent of Merry Maids’ operating revenue in the third quarter of 2012, decreased 2.4 percent compared to the third quarter of 2011, reflecting a $1.2 million reduction in operating revenue driven by the sale of eleven company-owned branches to existing and new franchisees in the fourth quarter of 2011, offset, in part, by improved price realization. As adjusted for branch dispositions in 2011, operating revenue reflected a 6.6 percent increase in average customer counts at company-owned branches. Absolute customer counts as of September 30, 2012 compared to 2011 declined 1.4 percent driven by the company-owned branch sales and a decrease in new unit sales, offset, in part, by a 470 bps increase in the customer retention rate. Royalty fees, which were 20.7 percent of Merry Maids’ operating revenue in the third quarter of 2012, increased 10.5 percent compared to the third quarter of 2011, driven by organic franchise growth, franchise license sales and the sale of eleven company-owned branches to existing and new franchisees. Sales of products to franchisees, which were 5.9 percent of the segment’s operating revenue in the third quarter of 2012, were comparable to the third quarter of 2011.

Merry Maids’ Comparable Operating Performance decreased $0.2 million for the third quarter of 2012 compared to the third quarter of 2011. This decrease primarily reflects an increase in technology costs related to a new operating system, which is currently under development, offset, in part, by improved labor efficiencies.

The Comparable Operating Performance of SMAC and the Company’s headquarters functions decreased $3.6 million for the third quarter of 2012 compared to the third quarter of 2011. The segment’s Comparable Operating Performance included restructuring charges of $1.4 million and $0.4 million in the third quarter of 2012 and 2011, respectively. Additionally, key executive transition charge reversals of $0.1 million and charges of $0.7 million were recorded in the third quarter of 2012 and 2011, respectively, which included recruiting costs and signing bonuses related to the hiring of our new CFO and other key executives. The remaining $3.4 million decrease in Comparable Operating Performance primarily reflects an increase in expenses in our automobile, general liability and workers’ compensation insurance programs due primarily to the reversal, in the third quarter of 2011, of claims reserves driven by favorable claims experience.

Nine Months Ended September 30, 2012

The segment reported a 2.7 percent increase in operating revenue, a 24.0 percent increase in operating loss and a 28.9 percent decrease in Comparable Operating Performance for the nine months ended September 30, 2012 compared to 2011.

Merry Maids, which accounted for 92.8 percent of the segment’s operating revenue for the nine months ended September 30, 2012, reported a 2.0 percent increase in operating revenue, a 16.1 percent decrease in operating income and a 15.5 percent decrease in Comparable Operating Performance for the nine months ended September 30, 2012 compared to 2011. Revenue from company-owned branches, which was 73.3 percent of Merry Maids’ operating revenue in the nine months ended September 30, 2012, decreased 0.4 percent compared to the nine months ended September 30, 2011, reflecting a $3.6 million reduction in operating revenue driven by the sale of eleven company-owned branches to existing and new franchisees in the fourth quarter of 2011, offset, in part, by improved price realization. As adjusted for branch dispositions in 2011, operating revenue reflected a 7.0 percent increase in average customer counts at company-owned branches. Absolute customer counts as of September 30, 2012 compared to 2011 declined 1.4 percent driven by the company-owned branch sales and a decrease in new unit sales, offset, in part, by a 470 bps increase in the customer retention rate. Royalty fees, which were 21.0 percent of Merry Maids’ operating revenue in the nine months ended September 30, 2012, increased 8.8 percent compared to the nine months ended September 30, 2011, driven by organic franchise growth, franchise license sales and the sale of the company-owned branches to existing and new franchisees. Sales of products to franchisees, which were 5.6 percent of the segment’s operating revenue in the nine months ended September 30, 2012, increased 9.8 percent compared to the nine months ended September 30, 2011, driven by higher equipment sales.

Merry Maids’ Comparable Operating Performance decreased $2.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Technology costs of $4.2 million were recorded in the nine months ended September 30, 2012, which related to the abandonment of certain internally developed software. Additionally, key executive transition charges of $0.6 million were recorded in the nine months ended September 30, 2011, which included separation charges related to the resignation of the former President of Merry Maids. The remaining $1.5 million increase primarily reflects the impact of higher operating revenue, improved labor efficiencies and other cost efficiencies realized through ongoing initiatives.

The Comparable Operating Performance of SMAC and the Company’s headquarters functions decreased $17.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The segment’s Comparable Operating Performance included restructuring charges of $6.3 million and $0.6 million in the nine months ended September 30, 2012 and 2011, respectively. Additionally, key executive transition charges of $0.6 million and $4.5 million were recorded in the nine months ended September 30, 2012 and 2011, respectively, which included recruiting costs and signing bonuses related to the hiring of our new CEO, CFO and other key executives and separation charges related to the resignation of our former CFO. The remaining $16.1 million decrease in Comparable Operating Performance primarily reflects an increase in expenses in our automobile, general liability and workers’ compensation insurance programs due primarily to the reversal, in the nine months ended September 30, 2011, of claims reserves driven by favorable claims experience, an increase in spending in the Company’s centers of excellence to enhance capabilities and on initiatives designed to improve the performance of our operating segments and an increase in technology costs related to PCI standards compliance purposes.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to Adjusted EBITDA and Comparable Operating Performance for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Operating loss(1)	$(331)	$(665)	$(939)	$(40,040)
Benefit for income taxes(1)	(128)	(119)	(363)	(15,264)
Operating loss, net of income taxes(1)	(203)	(546)	(576)	(24,776)
(Loss) gain on sale, net of income taxes	—	(941)	287	(1,654)
Loss from discontinued operations, net of income taxes(1)	$(203)	$(1,487)	$(289)	$(26,430)

Operating loss(1)	$(331)	$(665)	$(939)	$(40,040)
Interest expense	—	—	—	16
Depreciation and amortization expense	—	—	—	3,509
EBITDA(1)	(331)	(665)	(939)	(36,515)
Non-cash trade name impairment(1)	—	—	—	34,185
Adjusted EBITDA	(331)	(665)	(939)	(2,330)
Non-cash credits attributable to purchase accounting	—	—	—	(154)
Comparable Operating Performance	$(331)	$(665)	$(939)	$(2,484)

(1)                                 During the nine months ended September 30, 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations decreased $56.6 million to $100.1 million for the nine months ended September 30, 2012 compared to $156.7 million for the nine months ended September 30, 2011.

Net cash provided from operating activities for the nine months ended September 30, 2012 was comprised of $289.4 million in earnings adjusted for non-cash charges and $3.0 million in premiums received on issuance of the 2020 Notes, offset, in part, by a $137.7 million increase in cash required for working capital, $42.9 million in cash payments for the call premium paid on the redemption of the remaining $996 million aggregate principal amount of the 2015 Notes and $11.7 million in cash payments related to restructuring charges. Working capital requirements were impacted by normal seasonal working capital needs. In addition, working capital requirements were adversely impacted by the timing of interest payments on the senior notes.

Net cash provided from operating activities for the nine months ended September 30, 2011 was comprised of $254.5 million in earnings adjusted for non-cash charges, offset, in part, by a $93.0 million increase in cash required for working capital and $4.8 million in cash payments related to restructuring charges. Working capital requirements were impacted by normal seasonal working capital needs. In addition, working capital requirements were adversely impacted by the timing of interest on our 2015 Notes and were favorably impacted by increases in advance payments received for annual contracts.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $98.2 million for the nine months ended September 30, 2012 compared to $110.3 million for the nine months ended September 30, 2011.

Capital expenditures decreased to $61.6 million for the nine months ended September 30, 2012 from $79.7 million for the nine months ended September 30, 2011 and included recurring capital needs and information technology projects. The Company anticipates that capital expenditures for the full year 2012 will range from $80.0 million to $90.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology including new operating systems at

TruGreen, American Home Shield and Merry Maids. Although the Company has been purchasing vehicles in recent years, we expect to fulfill our 2012 vehicle fleet needs through capital leases. The Company has no other material capital commitments at this time.

Cash payments for acquisitions for the nine months ended September 30, 2012 totaled $29.9 million, compared with $24.7 million for the nine months ended September 30, 2011. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at levels consistent with prior periods.

Cash flows from notes receivable, financial investments and securities, net for the nine months ended September 30, 2012 is primarily driven by increased investments in marketable securities at American Home Shield and growth in customer financing through SMAC.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $2.2 million for the nine months ended September 30, 2012 compared to $30.3 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the Company sold $1.350 billion aggregate principal amount of the 2020 Notes and used a majority of the proceeds to redeem the remaining $996.0 million aggregate principal amount of the 2015 Notes and to repay $276.3 million of outstanding borrowings under the Term Facilities, made scheduled principal payments on long-term debt of $42.5 million, made payments on other long-term financing obligations of $5.1 million and paid debt issuance costs of $32.3 million related to the sale of the 2020 Notes. During the nine months ended September 30, 2011, the Company made scheduled principal payments on long-term debt of $30.1 million.

Liquidity

The Company is highly leveraged, and a substantial portion of the Company’s liquidity needs is due to service requirements on indebtedness incurred in connection with the Merger, some of which has been refinanced, and from funding the Company’s operations, working capital and capital expenditures. The agreements governing the Term Facilities, the 2020 Notes (which were issued in February 2012 and August 2012 as discussed further below) and the Revolving Credit Facility contain covenants that limit or restrict the ability of the Company to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2012, the Company was in compliance with the covenants under these agreements that were in effect on such date.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of September 30, 2012, the Company had $447.7 million of remaining capacity available under the Revolving Credit Facility.

Cash and Marketable Securities

Cash and short- and long-term marketable securities totaled $473.6 million as of September 30, 2012, compared with $471.4 million as of December 31, 2011. As of September 30, 2012 and December 31, 2011, $254.1 million and $226.2 million, respectively, of the cash and short- and long-term marketable securities balances were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

Fleet and Equipment Financing Arrangements

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (which approximate 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of September 30, 2012, the Company’s residual value guarantees related to the leased assets totaled $22.9 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.4 million in the condensed consolidated statements of financial position.

The Company has entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows the Company to obtain fleet vehicles through a leasing program. The Company expects to fulfill substantially all of its vehicle fleet needs in 2012 through the leasing program under the Fleet Agreement. As of September 30, 2012, the Company had acquired $39.0 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments will include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. The Company has no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. The Company anticipates that new lease financings under the Fleet Agreement for the full year 2012 will range from $40.0 million to $50.0 million.

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2012, the estimated fair value of the Company’s fuel swap contracts was a net asset of $1.3 million, and the Company had posted $4.0 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

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

Senior Notes

In February 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $600 million aggregate principal amount of 2020 Notes. In connection with the 2020 Notes, sold in February 2012, the Company entered into a registration rights agreement, pursuant to which the Company filed with the SEC a registration statement with respect to the exchange of the 2020 Notes for similar notes that are publicly registered, which was declared effective on April 27, 2012. The 2020 Notes, sold in February 2012, will mature on February 15, 2020 and bear interest at a rate of 8 percent per annum. The proceeds from the 2020 Notes, sold in February 2012, together with available cash, were used to redeem $600 million in aggregate principal amount of the Company’s outstanding 2015 Notes in the first quarter of 2012. Following this redemption, $396 million aggregate principal amount of the 2015 Notes remained outstanding.

In August 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $750 million aggregate principal amount of 2020 Notes. In connection with the 2020 Notes, sold in August 2012, the Company entered into a registration rights agreement, pursuant to which the Company agreed to file with the SEC a registration statement with respect to the exchange of the 2020 Notes for similar notes that are publicly registered and to cause the registration statement to become effective before August 21, 2013. The 2020 Notes, sold in August 2012, will mature on August 15, 2020 and bear interest at a rate of 7 percent per annum. The Company used a majority of the proceeds from the 2020 Notes, sold in August 2012, to redeem the remaining $396 million aggregate principal amount of its 2015 Notes and to repay $276 million of outstanding borrowings under its Term Facilities during the third quarter of 2012. The 2020 Notes are guaranteed on a senior unsecured basis by certain domestic subsidiaries of the Company.

On August 22, 2012, the Company entered into the Term Loan Facility Amendment to its Term Facilities to amend the Credit Agreement primarily to extend the maturity date of a portion of the borrowings under the Term Facilities. Prior to the Term Loan Facility Amendment, $2.508 billion of outstanding borrowings under the Term Facilities had a maturity date of July 24, 2014. Pursuant to the Term Loan Facility Amendment, and after giving effect to the repayment of $276 million of outstanding borrowings, the maturity date for $1.003 billion of outstanding borrowings under the Term Facilities was extended to January 31, 2017. The remaining portion of $1.223 billion of outstanding borrowings will continue to have a maturity date of July 24, 2014. The interest rates applicable to the loans under the Term Facilities are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster’s option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin or (ii) an alternate base rate, plus a borrowing margin. As of September 30, 2012, the borrowing margin for the outstanding loans with a maturity date of July 24, 2014 was 2.50 percent, while the borrowing margin for the outstanding loans with a maturity date of January 31, 2017 was 4.25 percent. The borrowing margin for outstanding loans with a maturity date of July 24, 2014 will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Term Facilities agreement) for the previous fiscal quarter. The Term Loan Facility Amendment also includes mechanics for future extension amendments, permits borrower buy-backs of term loans, increases the size of certain baskets and makes certain other changes to the Credit Agreement.

Accounts Receivable Securitization

The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to Funding, the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of September 30, 2012, the amount of eligible receivables was approximately $50.0 million.

During the nine months ended September 30, 2012, there were no transfers of interests in the pool of trade accounts receivable to Purchasers under this arrangement. As of September 30, 2012 and December 31, 2011, the Company had $10.0 million outstanding under the arrangement and, as of September 30, 2012, had $40.0 million of remaining capacity available under the accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility scheduled to mature on October 23, 2013. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by October 23, 2013.

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

The payment of ordinary and extraordinary dividends by the Company’s subsidiaries that are regulated as insurance, home warranty or similar companies is subject to applicable state law limitations. Insurance subsidiaries and home warranty and similar subsidiaries (through which ServiceMaster conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to ServiceMaster. For example, certain states prohibit payment by these subsidiaries to ServiceMaster of dividends in excess of 10% of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $254.1 million as of September 30, 2012, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $203.7 million is held by our home warranties and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect through the end of 2012, and similar limitations are expected to be in effect in 2013. The remainder of the $254.1 million, or $50.4 million, is related to amounts that the Company’s management does not consider readily available to be used to service indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries. None of the subsidiaries of ServiceMaster are obligated to make funds available to ServiceMaster through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of September 30, 2012, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $25.6 million and $24.1 million as of September 30, 2012 and December 31, 2011, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Contractual Obligations

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

The terms and provisions of the IBM Amendment: (i) remove the Company’s existing minimum revenue commitment to IBM; (ii) extend from 24 months to 36 months the availability of termination assistance from IBM for application development and maintenance services; (iii) allow ServiceMaster to terminate the Agreement related to network, infrastructure and end-user services for convenience upon 60 days’ notice with no termination fees; (iv) significantly reduce termination fees for disaster recovery services; and (v) eliminate termination fees for application development services if the Company terminates such services after September 2013.

On August 17, 2012, the Company and IBM entered into a separate amendment to the information technology outsourcing services agreement, further modifying the terms pursuant to which IBM provides information technology operations and applications development services to the Company and its subsidiaries. The amendment deletes the service levels associated with the information technology infrastructure services that have been eliminated through August 1, 2012 and amends provisions of the agreement relating to the service levels for the remaining application maintenance services. The terms of the two IBM amendments accelerate the phase out of a significant portion of the information technology services provided by IBM and are expected to reduce the financial estimates set forth in the 2011 Form 10-K contractual obligations and commitments table as of December 31, 2011. Other than the debt transactions discussed above in “Senior Notes” and the execution of the two IBM amendments, there were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; commodities trends; growth strategies or expectations; expanding our commercial services; expectations for American Home Shield’s and Merry Maids’ new operating systems, which are currently under development, and TruGreen’s new operating system, which is in the process of being deployed; capital expenditures and requirements, including for American Home Shield’s, TruGreen’s and Merry Maids’ new operating systems; estimates for phasing out certain IT services from IBM and projections for expenditures to IBM in 2012 and 2013; human resources, finance and other outsourcing and insourcing arrangements; customer retention; the continuation of acquisitions; fuel prices; impairment charges related to goodwill and intangible assets and assumptions and estimates used in performing impairment analyses, including discount rates and revenue and cash flow projections; estimates of future amortization expense for intangible assets; attraction and retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home warranties claims; estimates of future payments under operating and capital leases; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; continuation of tuck-in acquisitions; potential indemnification claims associated with the TruGreen LandCare disposition; and the impact of prevailing economic conditions.

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

•                  our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations, among other things;

•                  changes in interest rates, because a significant portion of our indebtedness bears interest at variable rates;

•                  changes in the discount rates, revenue growth, cash flow growth rates or other assumptions used by the Company in its assessment for impairment of goodwill and intangible assets and adverse economic conditions or other factors that would result in significant impairment charges to our goodwill and/or intangible assets;

•                  our ability to secure sources of financing or other funding to allow for leasing of commercial vehicles, primarily for Terminix and TruGreen;

•                  our ability to successfully implement our strategy for TruGreen, including, without limitation, the redesign of TruGreen’s product mix and the re-balancing of its sales mix and marketing program;

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

•                  increases in operating costs, such as higher insurance premiums, self-insurance costs, labor expense and compensation and benefits costs, including, without limitation, costs related to the comprehensive health care reform law enacted in the first quarter of 2010;

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

•                  changes in our services or products;

•                  existing and future governmental regulation and the enforcement thereof, including, without limitation, regulation relating to the environment; restricting or banning of telemarketing; door-to-door solicitation; direct mail or other marketing activities; Terminix’s termite inspection and protection plan; chemicals used in our businesses; regulations impacting contractual provisions requiring arbitration or automatic renewals of contracts; or other legislation, regulation or interpretations impacting our business;

•                  laws and regulations relating to financial reform and the use of derivative instruments and any new regulations or changes in existing regulations promulgated by the U.S. Consumer Financial Protection Bureau or other government agencies;

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

•                  constraints associated with non-compete agreements or other restrictive covenants entered into by the Company, including, without limitation, in connection with business dispositions or strategic contracts, some or all of which may restrict our ability to conduct business in particular market segments or compete in particular geographic regions;

•                  risks associated with budget deficits at federal, state and local levels resulting from economic conditions, which could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses, including ServiceMaster, to generate more tax revenues, which could negatively impact spending by commercial customers and municipalities on our services;

•                  regulations imposed by several states related to our home service and insurance subsidiaries, including those limiting the amount of funds that can be paid to the Company by its subsidiaries;

•                  changes in claims trends in our medical plan and our automobile, general liability and workers’ compensation program;

•                  significant disruptions, terminations or substandard performance of our outsourced services, including, without limitation, possible breaches by third party vendors of their agreements with us;

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

•                  costs and timing of implementation of upgrades to our information technology systems, including, without limitation, the completion of American Home Shield’s, TruGreen’s and Merry Maids’ new operating or other systems and the information technology initiatives for our human resources and other corporate functions, which are intended to: enhance customer service; protect against theft of customer and corporate sensitive information; comply with industry standards; and minimize disruptions in the Company’s operations and centers of excellence; and

•                  other factors described in this report and from time to time in documents that we file with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into these contracts for trading or speculative purposes. In the Company’s opinion, the market risk associated with debt obligations and other significant instruments as of September 30, 2012 has not materially changed from December 31, 2011 (see Item 7A of the 2011 Form 10-K).

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

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2012, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $43.6 million, maturing through 2013. The estimated fair value of these contracts as of September 30, 2012 was a net asset of $1.3 million. These fuel swap contracts provide a fixed price for approximately 68.2 percent and 48.3 percent of the Company’s estimated fuel usage for the remainder of 2012 and 2013, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s CEO, Harry J. Mullany III, and ServiceMaster’s Senior Vice President and CFO, Roger A. Cregg, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Messrs. Mullany and Cregg have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

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

Adverse developments in the credit and financial markets, including due to the ongoing European financial and economic crisis and the impending U.S. “fiscal cliff” if Congress fails to take action to avoid the cliff, as well as unstable consumer sentiment and high unemployment, continue to challenge the U.S. and global financial and credit markets and overall economies. These developments have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under the Revolving Credit Facility or the Term Facilities (together, the “Credit Facilities”), to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced, or that could result in an increase in the time it takes our customers to pay us, or that could lead to a decrease in pricing for our services and products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. Volatile swings in the commercial real estate segment could also impact the demand for our services as landlords cut back on services provided to their tenants. In addition, adverse developments at federal, state and local levels associated with budget deficits resulting from economic conditions could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses, including ServiceMaster, to generate more tax revenues, which could negatively impact spending by commercial customers and municipalities on our services.

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

Our financial performance is affected by the level of our operating expenses, such as fuel, fertilizer, chemicals, raw materials, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. We cannot predict what effect recent global events or any future Middle East or other crisis could have on fuel prices, but it is possible that such events could lead to higher fuel prices. With respect to fuel, our fleet, which consumes approximately 21 million gallons annually, has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. A ten percent change in fuel prices would result in a change of approximately $7.4 million in our annual fuel cost before considering the impact of fuel swap contracts. Based upon current Department of Energy fuel price forecasts, as well as the hedges we have executed to date for 2012, we have projected that fuel prices will increase our fuel costs by $8 million to $11 million for 2012 compared to 2011. Fuel price increases can also result in increases in the cost of fertilizer, chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, fertilizer, chemicals, raw materials, wages, employee benefits, healthcare, vehicles, insurance and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the time frames anticipated, the anticipated benefits of our various growth or other initiatives. Our various business strategies and initiatives, including our growth, productivity and customer retention, cost reduction and management initiatives are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. For example, we recently embarked on a shift in strategy at TruGreen that includes redesigning our product offerings, transforming the customer experience through new technology, new processes and stricter branch standards, and rebalancing our sales mix towards channels with higher retention and profitability. We have experienced lower revenues at TruGreen as we pursue this new strategy, and we anticipate significant decreases in operating revenue and Comparable Operating Performance at TruGreen for full-year 2012 as compared to 2011. There can be no assurance that our new strategy will succeed in positioning TruGreen for future revenue and Comparable Operating Performance growth. In addition, delays, higher than expected costs or unsuccessful implementation of new information technology systems, including the new operating systems at American Home Shield, Merry Maids and our information technology initiative for our human resources function, all of which are currently under development, and TruGreen’s new operating system, which is in the process of being deployed, could adversely impact our operations. In addition, we may incur certain costs to achieve efficiency improvements and growth in our business and we may not meet anticipated implementation timetables or stay within budgeted costs.  We have already experienced unexpected delays and other issues associated with the development of the operating system at American Home Shield which have resulted in a delay in the projected start of the first phase of our implementation. We expect to continue to incur capitalizable and non-capitalizable technology charges through the implementation date. As these efficiency improvement and growth initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention or our operations. In addition, our strategies to enhance talent management and adopt and transfer best practices across our businesses may not produce the growth, efficiencies and productivity levels we seek and may present unforeseen challenges. Also, our business strategy may change from time to time. As a result, we may not be able to achieve our expected results of operations and cash flows.

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

The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel and the smooth transition of new senior leadership. For example, as a result of a more aggressive strategic plan, we have decided to enhance many of our senior management positions, including the hiring of Thomas J. Coba as President, ServiceMaster Clean, Merry Maids, Furniture Medic & AmeriSpec, Roger A. Cregg as Senior Vice President & Chief Financial Officer, Charles M. Fallon as President, Terminix, Linda A. Goodspeed as Senior Vice President and Chief Information Officer, and Mark Barry as President, American Home Shield. Our future success depends in large part on our success in utilizing current, experienced senior leadership and transitioning responsibilities to, and implementing the goals and objectives of, our new business unit executives. Effective October 9, 2012, Thomas G. Brackett, the former President of the Company’s TruGreen segment, resigned from the Company. The Company’s CEO, Hank Mullany, will serve as interim President of TruGreen until a new President is hired. The search and selection of a new President of TruGreen will be important as TruGreen continues its new strategy and seeks to improve performance. Any inability to attract in a timely manner qualified key executives, retain our leadership team and recruit other important personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Our financial performance is affected by changes in the services and products we offer our customers. For example, when Terminix transitioned from offering primarily bait termite services to providing both liquid and bait termite services, this transition required the purchase of additional equipment and additional training. The bait and termite service lines also have different price points (for both the initial treatment and for renewals), different ongoing service obligations and different revenue recognition policies. Recently, American Home Shield initiated the offering of preventative maintenance contracts and other new products, and TruGreen began selectively piloting irrigation services. In addition, TruGreen recently embarked on a shift in strategy that includes redesigning its product offerings, transforming the customer experience through new technology, new processes and stricter branch standards, and rebalancing its sales mix towards channels with higher retention and profitability. There can be no assurance that our new strategy will succeed in positioning TruGreen for future revenue and Comparable Operating Performance growth. An unsuccessful rollout or adjustment of our new services or products could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

The enactment of new federal or state legislation or the promulgation of new regulations or interpretations at any level of government may also expose us to potential new liabilities or costs, or may require us to modify our business model or business practices. In March 2010, comprehensive health care reform legislation was enacted in the United States which, among other things, includes guaranteed coverage requirements, including for dependents up to age 26; eliminates pre-existing condition exclusions and annual and lifetime maximum limits; restricts the extent to which policies can be rescinded; and requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements. The legislation imposes implementation effective dates that began in 2010. Due to the breadth and complexity of the health reform legislation and uncertainties surrounding the issuance of final regulations, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years. However, new requirements to provide additional health insurance benefits to our associates would likely increase our expenses, and any such increases could be significant enough to materially impact our business, financial position, results of operations and cash flows. Additional or new regulations, or changes in current regulations, promulgated by the U.S. Consumer Financial Protection Bureau may also require us to modify our business model or business practices.

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

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the PCI. We are evaluating and updating our systems and protocols to ensure compliance with industry standards, and such standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in application related to our systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. For example, delays, higher than expected costs or unsuccessful development and implementation of new operating systems at American Home Shield, Merry Maids and our information technology initiative for our human resources function, all of which are currently under development, and at TruGreen, which is in the process of being deployed, could adversely impact our operations and could have a negative impact on the services provided by our human resources center of excellence. We have already experienced unexpected delays and other issues associated with the development of the operating system at American Home Shield which has resulted in a delay in the projected start of the first phase of our implementation. We expect to continue to incur capitalizable and non-capitalizable technology charges through the implementation date. We are relying on third party providers to develop and implement our operating systems, and disruption, termination or substandard performance by these providers could negatively impact the development and implementation of these systems. In addition, when a third party provider relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, there are significant risks associated with any transitioning activities.

In addition, any disruption in, capacity limitations or failure to operate as expected of our information technology systems, including our new operating systems at American Home Shield, TruGreen and Merry Maids and our information technology initiative for our human resources function, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely impacted and any of these circumstances could adversely impact our reputation, business, financial position, results of operations and cash flows.

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

We have significant amounts of goodwill and intangible assets, such as trade names, and have incurred impairment charges in this quarter and other periods in the past with respect to goodwill and intangible assets. We have also incurred impairment charges in the past in connection with our disposition activities. In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test annually, or more frequently if there are indicators of impairment, including:

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

In the nine months ended September, 30 2012, based on lower projected revenue and operating results for TruGreen, we recorded pre-tax non-cash impairment charges of $794.2 million and $118.7 million to reduce the carrying value of TruGreen’s goodwill and the TruGreen trade name, respectively, as a result of our interim impairment testing of indefinite-lived intangible assets as of September 30, 2012 and June 30, 2012. A further adjustment, which may be greater or less than the estimate recorded in the third quarter of 2012, may be recorded in the fourth quarter of 2012 when the impairment analysis has been finalized. For further details, see Note 5 to our unaudited condensed consolidated financial statements. In 2011, we also recorded pre-tax non-cash impairment charges of $36.7 million to reduce the carrying value of TruGreen’s trade name as a result of our annual impairment testing of goodwill and intangible assets. Additionally, as a result of the decision to sell TruGreen LandCare, we recorded a $34.2 million impairment charge in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare’s assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale was recorded in loss from discontinued operations, net of tax. In the second quarter of 2010, we recorded a pre-tax non-cash impairment charge of $46.9 million, of which $43.0 million was related to the remaining goodwill at TruGreen LandCare and $3.9 million related to TruGreen LandCare’s trade name. In 2009, we recorded pre-tax non cash impairment charges of $28.0 million (of which $1.4 million was related to the trade name of TruGreen LandCare) to reduce the carrying value of trade names as a result of our annual impairment testing of goodwill and intangible assets. All impairments related to TruGreen LandCare are recorded in (loss) income from discontinued operations, net of income taxes.

Based upon future economic and financial market conditions, the operating performance of our reporting units and other factors, including those listed above, future impairment charges could be incurred. In particular, any further decline in the estimated fair value of the TruGreen trade name will result in additional trade name impairment. It is possible that such impairment, if required, could be material. In addition, although we determined that there were no impairment indicators for the goodwill or other indefinite-lived intangible assets of any reporting units other than TruGreen as of September 30, 2012, our last annual impairment analysis performed as of October 1, 2011 indicated that the estimated fair value of the ServiceMaster Clean business segment was not significantly in excess of its carrying value. Any future impairment charges that we are required to record could have a material adverse impact on our results of operations.

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

Risks Related to Our Capital Structure and Our Debt

We are indirectly owned and controlled by the equity owners, and their interests as equity holders may conflict with the interests of our other stakeholders.

We are indirectly owned and controlled by the equity owners, who have the ability to control our policies and operations. The directors appointed by the equity owners are able to make decisions affecting our capital structure, including decisions to issue or repurchase capital stock, pay dividends and incur or repurchase debt. The interests of the equity owners may not in all cases be aligned with the interests of our other stakeholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of holders of our debt. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our business or the holders of our debt. Furthermore, the equity owners may in the future own businesses that directly or indirectly compete with us. One or more of the equity owners also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of September 30, 2012, we had $3.966 billion of total long-term debt outstanding, and we had available borrowing capacity under the Revolving Credit Facility of $447.7 million through July 24, 2013, $324.2 million from July 25, 2013 through July 24, 2014 and $265.2 million from July 25, 2014 through January 31, 2017. Our substantial debt could have important consequences to holders of our debt and other stakeholders in the Company. Because of our substantial indebtedness:

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

The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home service, or similar companies is subject to applicable state law limitations. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. Our insurance subsidiaries and home services and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $254.1 million as of September 30, 2012, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $203.7 million is held by our home services and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect through the end of 2012, at which time new limitations will be calculated based on regulatory capital levels as of December 31, 2012. The remainder of the $254.1 million, or $50.4 million, is related to amounts that our management does not consider readily available to be used to service our indebtedness due, among other reasons, to our cash management practices and working capital needs at various subsidiaries.

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

Pursuant to the Term Loan Facility Amendment, and after giving effect to the repayment of $276 million of outstanding borrowings, the maturity date for $1.003 billion of outstanding borrowings under the Term Facilities was extended to January 31, 2017. The remaining portion of $1.223 billion of outstanding borrowings will continue to have a maturity date of July 24, 2014. The Revolving Credit Facility is scheduled to mature on January 31, 2017. The 2020 Notes, sold in February 2012, will mature on February 15, 2020, and the 2020 Notes, sold in August 2012, will mature on August 15, 2020. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. In 2008 and 2009, the global credit markets suffered a significant contraction, including the failure of some large financial institutions. This resulted in a significant decline in the credit markets and the overall availability of credit. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected. If we cannot refinance our indebtedness, particularly the $1.223 billion outstanding under the Term Facilities, we could face substantial liquidity problems, causing us to become bankrupt or insolvent, and we might be required to dispose of material assets or operations to meet our debt service and other obligations. We may be unable to consummate those sales, and if we do, we cannot predict what the timing of the sales will be, whether the proceeds that we realize will be adequate to meet our debt service obligations when due or whether we would receive fair value for such assets.

If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the 2020 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A significant portion of our outstanding indebtedness, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of September 30, 2012, each one percentage point change in interest rates would result in approximately a $10.5 million change in the annual interest expense on our Term Loan Facility after considering the impact of the interest rate swaps into which we have entered. Assuming all revolving loans were fully drawn as of September 30, 2012, each one percentage point change in interest rates would result in approximately a $4.5 million change in annual interest expense on our Revolving Credit Facility. Our Term Loan Facility is scheduled to mature in July 2014, and we will need to refinance such indebtedness prior to such date. Refinancing the Term Loan Facility at current market interest rates would result in an increase to the current rate and therefore lead to higher interest expense.

We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in approximately a $0.5 million change in annual interest expense with respect to this arrangement. We are also exposed to increases in interest rates with respect to our floating rate leases, and a one percentage point change in interest rates would result in approximately a $0.2 million change in annual rent expense with respect to such leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness and floating rate leases.

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

The indenture governing the 2020 Notes also contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

The restrictions in the indenture governing the 2020 Notes, the Credit Facilities and the instruments governing our other indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the Credit Facilities, the indenture governing the 2020 Notes and the instruments governing our other indebtedness may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under the Credit Facilities or our other outstanding indebtedness. This could have serious consequences to our financial position and results of operations and could cause us to become bankrupt or insolvent.

A lowering or withdrawal of the ratings or outlook assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non-investment grade rating, and any rating or outlook assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating or outlook, such as adverse changes to our business, so warrant. Based on the revenue and operating results of TruGreen in the first nine months of 2012 and the outlook for the remainder of 2012 and future years, our credit ratings or outlook could be negatively impacted. Any future lowering of our ratings or outlook likely would make it more difficult or more expensive for us to obtain additional debt financing.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

4.1

Third Supplemental Indenture, dated as of August 21, 2012, among The ServiceMaster Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 21, 2012 (File No. 001-14762).

4.2

Exchange and Registration Rights Agreement, dated August 21, 2012, by and among The ServiceMaster Company, the Subsidiary Guarantors named therein and J.P. Morgan Securities LLC, as representative of the Initial Purchasers, is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 21, 2012 (File No. 001-14762).

10.1

Amendment No. 1 to the Credit Agreement, dated as of August 22, 2012, among The ServiceMaster Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent and JPMorgan Chase Bank, N.A. as syndication agent, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 22, 2012 (File No. 001-14762).

10.2

Seventh Amendment entered into on August 17, 2012 between ServiceMaster Consumer Services Limited Partnership and International Business Machines Corporation amending the First Amended and Restated Master Services Agreement and the related First Amended and Restated Transaction Document No. 1, both dated November 1, 2010 (portions omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.3

Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of October 25, 2012, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed October 26, 2012 (File No. 001-14762).

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

Date: November 14, 2012

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Roger A. Cregg
Roger A. Cregg
Senior Vice President and Chief Financial Officer