Form 10-K
period 2012-12-31
SERVICEMASTER CO
filed 2013-03-04
CIK 1052045

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The registrant is a privately held corporation and its equity shares are not publicly traded. At March 4, 2013, 1,000 shares of the registrant's common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

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

OUR COMPANY

        The ServiceMaster Company ("ServiceMaster," the "Company," "we," "us" or "our") is a global company serving both residential and commercial customers, with a network of approximately 7,300 company-owned, franchised and licensed locations. ServiceMaster's services include termite and pest control, lawn care, home warranties and preventative maintenance contracts, janitorial, cleaning and disaster restoration, house cleaning, wood furniture repair and home inspection. We provide these services primarily under the following leading brands: Terminix, TruGreen, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec.

        We are organized into five principal reportable segments: Terminix, TruGreen, American Home Shield, ServiceMaster Clean, and Other Operations and Headquarters. The financial information for each operating segment for 2012, 2011 and 2010 is contained in Note 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K. During 2012, we employed an average of approximately 20,000 company associates, and we estimate that our franchise network independently employed over 31,000 additional people. Approximately 98 percent of our 2012 operating revenue was generated by sales in the United States. A significant portion of our assets is located in the United States, and the consolidated value of all assets located outside of the United States is not material. Incorporated in Delaware in 1991, ServiceMaster is the successor to various entities dating back to 1947.

OUR SERVICES

        The following table shows the percentage of ServiceMaster's consolidated revenue from continuing operations derived from each of ServiceMaster's reportable segments in the years indicated:

Segment	2012	2011	2010
Terminix	40%	37%	37%
TruGreen	31%	34%	35%
American Home Shield	22%	22%	21%
ServiceMaster Clean	4%	4%	4%
Other Operations and Headquarters	3%	3%	3%

Terminix Segment

        The Terminix segment provides termite and pest control services primarily under the Terminix brand name and also distributes pest control products. Terminix is a leading provider of termite and pest control services in the United States, serving both residential and commercial customers. Of Terminix's 2012 operating revenue, 39 percent and 17 percent were generated from residential and commercial pest control services, respectively, and 36 percent and 3 percent were generated from residential and commercial termite control services, respectively (with the remainder from other services).

        As of December 31, 2012, Terminix provided these services in 47 states and the District of Columbia through approximately 285 company-owned locations and 100 franchised locations. As of December 31, 2012, Terminix also provided termite and pest control services through subsidiaries in Mexico, the Caribbean and Central America and a joint venture in India and had licensing arrangements whereby licensees provided these services in Japan, China, South Korea, Southeast Asia, Central America, the Caribbean and the Middle East.

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

TruGreen Segment

        The TruGreen segment provides lawn, tree and shrub care services primarily under the TruGreen brand name. TruGreen is a leading provider of lawn, tree and shrub care services in the United States, serving both residential and commercial customers. Of TruGreen's 2012 operating revenue, 53 percent was generated from residential weed control and fertilization services, while expanded lawn services (such as aeration and grub control) (18 percent), commercial weed control and fertilization services (18 percent), and tree and shrub services (11 percent) accounted for the remainder.

        As of December 31, 2012, TruGreen provided these services in 48 states and the District of Columbia through approximately 200 company-owned locations and 35 franchised locations. As of December 31, 2012, TruGreen also provided lawn care services through a subsidiary in Canada and had licensing arrangements whereby licensees provided these services in Japan, the United Kingdom and Canada.

        The TruGreen business is seasonal in nature. In the winter and spring, this business sells to customers a series of lawn applications, which are rendered primarily in March through October. Weather conditions such as droughts, severe winter storms and snowfall, whether created by climate change factors or otherwise, can adversely impact the timing of product or service delivery or demand for lawn care services and may result in a decrease in revenues or an increase in costs.

American Home Shield Segment

        The American Home Shield segment provides home warranties and preventative maintenance contracts for household systems and appliances primarily under the American Home Shield brand name. American Home Shield is a leading provider of home warranties for household systems and appliances in the United States and also offers preventative maintenance contracts. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, water heaters and other covered household systems and appliances and services those contracts through independent repair contractors. In 2012, 70 percent of the home warranties written by American Home Shield were derived from existing contract renewals, while 17 percent and 13 percent were derived from sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively. As of December 31, 2012, American Home Shield issued and administered home warranties in 49 states and the District of Columbia and had no international operations.

        Weather conditions such as extreme temperatures can lead to an increase in service requests related to household systems and appliances, resulting in a more expensive mix of claims or higher claim costs and lower profitability, thereby adversely impacting results of operations and cash flows.

ServiceMaster Clean Segment

        The ServiceMaster Clean segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Of ServiceMaster Clean's 2012 operating revenue, 50 percent was generated from domestic royalty fees from residential and commercial disaster restoration and cleaning services, while international (19 percent), product sales (10 percent), national janitorial accounts (12 percent), lead generation fees (3 percent), on-site wood furniture repair and restoration (2 percent), home inspection services (2 percent) and new license sales (2 percent) accounted for the remainder.

        ServiceMaster Clean.    ServiceMaster Clean is a leading franchisor in the residential and commercial disaster restoration and cleaning fields in the United States. As of December 31, 2012, ServiceMaster Clean provided these services in 50 states and the District of Columbia through approximately 2,980 franchised locations. ServiceMaster Clean also has company locations in Canada, the United Kingdom and Honduras. As of December 31, 2012, ServiceMaster Clean had licensing arrangements whereby licensees provided disaster restoration, janitorial and cleaning services in Japan, the United Kingdom, Canada, India, the Middle East, Southeast Asia and Central America.

        Furniture Medic.    Furniture Medic is a leading provider of on-site wood furniture repair and restoration services serving residential customers in the United States. As of December 31, 2012, Furniture Medic provided these services in 42 states and the District of Columbia through approximately 240 franchised locations. As of December 31, 2012, Furniture Medic also had licensing arrangements whereby licensees provided on-site wood furniture repair and restoration services in the United Kingdom, Canada and Turkey.

        AmeriSpec.    AmeriSpec is a leading provider of home inspection services serving residential customers in the United States. As of December 31, 2012, AmeriSpec provided these services in 38 states and the District of Columbia through approximately 210 franchised locations. AmeriSpec also had licensing arrangements whereby licensees provided home inspection services in Canada.

Other Operations and Headquarters Segment

        The Other Operations and Headquarters segment includes the Merry Maids business unit, The ServiceMaster Acceptance Company Limited Partnership ("SMAC") and ServiceMaster's corporate headquarters functions.

        Merry Maids.    Merry Maids is a leading provider of home cleaning services in the United States. As of December 31, 2012, these services were provided in 49 states and the District of Columbia through approximately 75 company-owned locations and 390 franchised locations. As of December 31, 2012, Merry Maids also had licensing arrangements whereby licensees provided home cleaning services in Japan, the United Kingdom, Canada, South Korea, Hong Kong, Australia and Southeast Asia.

        SMAC.    SMAC provides financing to our franchisees through commercial loans for franchise fees and royalties, equipment and vehicle purchases, and working capital needs. Commercial loans are typically for a term of one to seven years and are generally secured by the assets of the franchisee and other collateral. As of December 31, 2012, the outstanding balance of commercial loans was $35.9 million with a bad debt reserve for commercial loans of $2.8 million. SMAC wrote off $0.7 million in commercial loans in the year ended December 31, 2012. SMAC also provides financing to consumer customers of Terminix and TruGreen through retail installment sales contracts. Retail installment sales contracts are typically for a term of 12 months and are unsecured. As of December 31, 2012, the outstanding balance of retail installment sales contracts was $21.6 million. In the event a customer fails to make payments under a retail installment sales contract for 120 days after the due date, Terminix and TruGreen purchase the installment contract from SMAC.

        Headquarters functions.    The Business Support Center, headquartered in Memphis, Tennessee, includes company-wide administrative functions that we refer to as "centers of excellence," which administer payroll, benefits, risk management and certain procurement services for our operations. We have various other centers of excellence which provide communications, marketing, government and public relations, administrative, accounting, financial, tax, certain information technology, human resources and legal services for our businesses.

OWNERSHIP AND ORGANIZATIONAL STRUCTURE

        In July 2007, ServiceMaster was acquired pursuant to a merger transaction (the "Merger"), and, immediately following the completion of the Merger, all of the outstanding common stock of ServiceMaster Global Holdings, Inc. ("Holdings"), the ultimate parent company of ServiceMaster, was owned by investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC ("CD&R" or the "CD&R Funds"), Citigroup Private Equity LP ("Citigroup") and BAS Capital Funding Corporation ("BAS") and by JPMorgan Chase Funding Inc. ("JPMorgan"). On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that owned shares of Holdings' common stock to StepStone Group LLC (such investment funds as managed by StepStone Group, the "StepStone Funds") and its proprietary interests in such investment funds to Lexington Partners Advisors LP. As of December 22, 2011, ServiceMaster purchased from BAS 7.5 million shares of Holdings' common stock. On March 30, 2012, an affiliate of BAS sold 7.5 million shares of Holdings' common stock to Ridgemont Partners Secondary Fund I, L.P. ("Ridgemont"). On July 24, 2012, BACSVM-A, L.P., an affiliate of BAS, distributed 2.5 million shares of Holdings' common stock to Conversus Investor IV, L.P., its sole limited partner (together with the CD&R Funds, the StepStone Funds, JPMorgan, Citigroup Capital Partners II Employee Master Fund, L.P., an affiliate of Citigroup, and Ridgemont, the "Equity Sponsors").

OUR STRENGTHS

        We believe our company has the following competitive strengths:

        Leading market segment positions and iconic brands.    We believe that Terminix, TruGreen and American Home Shield, which collectively contributed 93 percent of our operating revenue for the year ended December 31, 2012, each holds a leading position in its respective business segment. As measured by operating revenue, Terminix is approximately 1.2 times larger, TruGreen is approximately 4.0 times larger and American Home Shield is approximately 5.1 times larger than their nearest respective competitors, based on third-party studies and publicly available data. We believe that the size and scale of our businesses improve our purchasing power, route density, marketing and operating efficiencies compared to smaller local and regional competitors. We believe that, based on our understanding of our competitors and their operations, American Home Shield is one of the few nationwide providers of home service, home protection, residential service and similar service contracts (which we collectively refer to in this Annual Report on Form 10-K as "home warranties") and preventative maintenance contracts in the United States with both national sales and technical services networks. We believe this provides a significant competitive advantage by enabling American Home Shield to educate real estate professionals, financial institutions and insurance agencies about the benefits of home warranties and preventative maintenance contracts.

        Committed and experienced senior leadership.    Our senior management team has a long track record of producing profitable growth in a wide variety of industries and economic conditions. Most of our executive officers and our senior managers own equity in Holdings, and their incentive compensation is tied to key performance metrics. Our compensation structure is designed to incentivize our senior management team to drive the long-term success of our business.

  Proven and consistent business model:

  •
  Solid performance through business cycles.  Our consolidated operating revenue and Operating Performance compound annual growth rates ("CAGR") from 2009 through 2012 were 2.4 percent and 1.4 percent, respectively. For our definition of Operating Performance, a non-GAAP financial measure, and a reconciliation thereof to operating income (loss), see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Review." We attribute this performance through the recent economic downturn principally to our diversified customer base in each of our businesses. We estimate that our brands have provided services and products to approximately 8 million customers during the last twelve months. No single customer represents a material portion of our consolidated operating revenue base, and our segments are not dependent on a single customer or a few customers who are provided with services and products by the ServiceMaster family of brands, including our franchisees.

  •
  Strong and stable customer retention rates.  The customers in our three largest segments typically enter into one-year service programs, which are renewable annually. Our customer retention rates were 79.3 percent for Terminix Pest Control, 85.6 percent for Terminix Termite, 68.6 percent for TruGreen and 73.7 percent for American Home Shield, as calculated on a rolling, twelve-month basis as of December 31, 2012. We have generally been able to sustain customer retention rates in our core business units through the recent economic downturn, contributing to the stability of our overall operating revenue base.

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

        Strong Operating Performance and cash flow profile.    Our company has historically generated significant Operating Performance and operating cash flow. Our Operating Performance in 2012, 2011 and 2010 was $563 million, $610 million and $551 million, respectively. Because of our strong cash flow, we have been able to continue to invest in our businesses, with capital expenditures in 2012, 2011 and 2010 totalling $73 million, $97 million and $134 million, respectively. We have been able to manage our working capital needs principally through lower inventory requirements, improved vendor payment terms and increased customer prepayment programs in several of our businesses.

OUR STRATEGY

        Our overall strategy is to leverage our competitive advantages across all of our businesses. Each of our businesses has action plans to execute our strategy based on their current capabilities,

competitive position and evolving customer needs. Each of our businesses benefits from ServiceMaster's focus on the following strategic priorities:

  Rapid, profitable growth:

  •
  Enhance customer experience and improve customer retention.  We seek to grow operating revenue through initiatives designed to enhance customer satisfaction and loyalty. Key objectives include the optimization of customer communication, enhanced use of software for scheduling and work order management, continued improvement of quality of services delivered through better training, faster problem resolution and increased transfer of best practices across our businesses. The following are certain of our key initiatives:

  •
  We utilize thousands of customer satisfaction surveys each month, as well as annual proprietary consumer research, to drive continuous improvement of our customers' experience;

  •
  TruGreen has simplified and customized its agronomic programs for each region of the country. This initiative is designed to increase TruGreen's ability to deliver on the core customer desire for a green, weed-free lawn. In addition, TruGreen is rolling out distributed call management technology, which allows call handling to be distributed to remote locations from a central management system, to improve customer call-handling, as well as sales and service handheld technology to enhance the customer experience;

  •
  American Home Shield is developing a new operating system designed, in part, to enhance customer experience and improve customer retention; and

  •
  ServiceMaster Clean is seeking to expand our relationships with insurance companies to increase disaster restoration revenues by becoming a partner of choice.

  •
  Pursue expansion opportunities.  We intend to take advantage of opportunities for expansion in territories where we believe macroeconomic conditions and local demographics can support profitable operations in the segments in which we operate. We believe that increased geographic penetration will further diversify our business portfolio. Among our expansion initiatives are the following:

  •
  We believe that our size and geographic scale, strong brand awareness and customer service focus will enable us to increase our market segment share across our portfolio of businesses. At the same time, we believe there are significant opportunities to increase the relatively low household penetration of our services and products and thus expand our addressable market segments;

    •
    We cross-sell our services through direct marketing campaigns and at the point of sale. We believe that this cross-selling enables us to leverage our customer base;

    •
    We believe that we are well positioned to use competitive advantages within our existing American Home Shield network to cross-sell related product offerings, such as home warranties and preventative maintenance contracts, to new and existing customers; and

    •
    We believe that there are also future opportunities to accelerate growth internationally, in addition to our existing licensees. Terminix has already established a foothold in several emerging market areas as we seek to participate in such areas' rapid growth over time.

  •
  Expand commercial penetration.  We believe that our extensive national coverage, brand strength and broad product and service offerings provide us with a significant competitive advantage for serving multi-location commercial accounts, especially compared to local and regional competitors. We believe that we have the opportunity to further utilize our competitive advantages with our broad national service network to increase our delivery of services to commercial accounts. To this end, we are pursuing the following:

  •
  Terminix, TruGreen and ServiceMaster Clean have plans to accelerate the growth of their businesses into commercial market segments by adding more sales resources and, at Terminix and TruGreen, additional sales management infrastructure. We have equipped our sales associates at Terminix with handheld technology to make the sales process more efficient and effective and plan to equip our TruGreen sales associates with similar handheld technology;

  •
  For our franchise businesses, we seek to add new franchises to increase our penetration of what are very fragmented service categories;

  •
  We are seeking to grow our commercial janitorial services revenues through additional franchise locations in geographic areas where we do not have a significant presence; and

  •
  We intend to leverage the combined ServiceMaster presence and service capabilities to accelerate growth by, where applicable, cross-selling services to existing customers and offering combined service bundles to new customers. We also plan to add sales resources and enhance our value proposition through technology, thoroughly reviewing market segment growth opportunities and targeting adjacent sectors through partnerships.

        Best practice transfer and execution excellence.    In recent years, we have employed a strategy of accelerating the transfer of best practices across our businesses, investing in technology and mobility solutions, centralizing support functions and reducing layers of management, along with other business unit specific initiatives. We believe there are significant opportunities for further improvement across and within each of our businesses, including further utilizing the competitive advantages of our centralized support center to take advantage of combined capabilities and scale. This strategy is illustrated by the following initiatives:

  •
  Centers of excellence support each of our businesses. For example, in marketing:

  •
  Our company-wide digital marketing center of excellence is designed to ensure that our businesses continue to outperform our competitors in terms of share of clicks and click-through rates with respect to online searches and keep abreast of rapidly-evolving opportunities in mobile, display, video and social marketing; and

  •
  We plan to develop a core capability in strategic pricing, which will help our businesses navigate complex pricing techniques, bring to bear relevant internal and external data, and perform sophisticated analyses and structured pilot programs to optimize price levels.

  •
  We have implemented a new human resources system to enhance our ability to train, support and manage our associates.

  •
  TruGreen is benefitting from technology best practices pioneered by Terminix. Our sales and service mobility practices allow our associates in the field to perform their tasks more efficiently while simultaneously enhancing the customer experience.

  •
  American Home Shield is upgrading its information technology platform to enhance vendor management and improve the customer experience. We intend to apply best practices from this upgrade to our other businesses.

  •
  As we have increased the number of associates working to support more than one of our businesses, we have realized the benefits of sharing new perspectives and process innovation across businesses.

        Talent Management.    We intend to continue our focus on developing and retaining key associates to best align our business to the needs of our customer base. Talent drives customer experience, continuous improvement and the success of our growth initiatives. We are implementing this strategy through four key initiatives:

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

  •
  Accelerate talent development.  To drive improved customer retention, we are continuing our efforts to provide focused and ongoing customer service training for our key associates. We have also developed a leadership development program designed to promote upward mobility for associates within our organization.

  •
  Increase associate engagement.  We promote the consistent execution of our associate engagement plans across our businesses, with the goal of improving the experiences of our customers and increasing customer loyalty to our leading brands.

OUR INDUSTRIES

        We compete in residential and commercial services industries, focusing on termite and pest control, lawn care, home warranties and preventative maintenance contracts, janitorial, cleaning and disaster restoration, house cleaning, wood furniture repair and home inspection. ServiceMaster competes with many other companies in the sale of its services, franchises and products. The principal methods of competition in ServiceMaster's businesses include quality and speed of service, name recognition and reputation, pricing and promotions, customer satisfaction, brand awareness, professional sales forces and referrals. We target market segments that meet our criteria for size, growth and profit potential. While we compete with a broad range of competitors in each discrete segment, we do not believe that any of our competitors provides all of the services we provide in all of the market segments we serve. We believe that our widely recognized brands, size, geographic footprint and reputation for service quality provide us with significant competitive advantages in reaching both residential and commercial customers. All of the primary segments in which we operate are highly fragmented, and we believe they are characterized by attractive industry conditions.

Termite and pest control

        A 2012 study on the U.S. pest control industry conducted by Specialty Products Consultants, LLC estimates that the U.S. professional termite and pest control services segment generated $6.5 billion in revenue in 2011. The termite and pest control services segment is generally characterized by high customer retention rates. According to the Professional Pest Management Alliance's 2012 survey, approximately 30 percent of U.S. households currently use a professional exterminator in their homes. We estimate that the U.S. market segment share for the termite and pest control services provided under the Terminix brand is approximately 21 percent, based on total operating revenue for services provided by us and our franchisees of approximately $1.5 billion in 2012, of which $1.3 billion in operating revenue was reported by Terminix for services we provided in 2012.

        Competition in the segment for professional termite and pest control services in the United States comes primarily from regional and local, independently operated firms, as well as from Orkin, Inc., a subsidiary of Rollins, Inc., and Ecolab, Inc., both of which compete nationally. We estimate that the top three providers (including Terminix) comprised approximately 45 percent of the U.S. professional termite and pest control services segment in 2012. The remaining portion of the U.S. professional termite and pest control services segment is highly fragmented with numerous privately-held, regional and local termite and pest control service providers.

Lawn care

        According to a study by NorthStar Partners released in 2012, the U.S. professional lawn services segment specializing in lawn treatments was estimated at $6.8 billion in revenue in 2012. Based on the study conducted by NorthStar Partners, we estimate that our share of the U.S. lawn care services segment is approximately 17 percent based upon TruGreen's operating revenue of $979.1 million in 2012. Competition in the segment for outsourced professional lawn care services comes mainly from local and independently owned firms. Scotts LawnService, a segment of The Scotts Miracle-Gro Company, which we believe is our next largest competitor in the outsourced professional lawn care services segment, generated approximately $246 million of revenues in their fiscal 2012. Based on TruGreen's 2012 operating revenue and publicly available information, we estimate TruGreen is approximately 4.0 times larger than this competitor.

Home warranties

        According to an industry market research report published by IBISWorld in 2012, the U.S. home warranty segment (including structural home warranties, which is a business in which we do not compete) was expected to be approximately $1.7 billion in 2012, as measured by reported revenue from third-party studies. One of the primary drivers of home warranties is the number of existing homes sold in the United States, since a home warranty is often recommended by a real estate sales professional or offered by the seller of a home in conjunction with a real estate transaction. According to the National Association of Realtors, existing home re-sales in units increased by approximately 9.2 percent in 2012 and are currently projected to increase by approximately 9.1 percent in 2013 and approximately 5.9 percent in 2014. Approximately 17 percent of the operating revenue of American Home Shield in 2012 was tied directly to existing home resales.

        Competition for home warranties and preventative maintenance contracts that cover household systems and appliances comes mainly from regional providers. Several competitors are expected to initiate expansion efforts into additional states. According to IBISWorld data, American Home Shield and First American Financial Corporation are the two largest participants in the U.S. home warranty segment, based on 2011 revenue, with American Home Shield having a 42 percent market segment share and First American Financial Corporation having an 8 percent market segment share. Based on this information, American Home Shield is approximately 5.1 times larger than this competitor.

Disaster restoration and reconstruction, emergency response and other services

        Most emergency response work results from extreme weather events and natural disasters such as hurricanes, floods, mudslides, tornadoes and earthquakes. Firms in this segment also respond to non-weather related emergency situations for residential and commercial customers, such as fires and flooding. Critical factors in the selection of an emergency response firm are the firm's reputation, relationships with insurers, available resources, proper insurance and credentials, quality, timeliness, and responsiveness. We also offer commercial janitorial services. The segment is highly fragmented, and key competitors of our ServiceMaster Clean business include Servpro Industries, Inc., Belfor, a subsidiary of Belfor Europe GmbH, BMS CAT, Inc., Stanley Steemer International, Inc., Sears, ABM Industries Incorporated and Jani-King International, Inc.

Home cleaning services

        Competition in the market segment for home cleaning services comes mainly from local, independently owned firms, from homeowners and tenants who clean their own homes and from a few national companies such as The Maids International, Inc., Molly Maid, Inc. and The Cleaning Authority, LLC.

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

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

        ServiceMaster holds various service marks, trademarks and trade names, such as ServiceMaster, Terminix, TruGreen, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec, that it deems particularly important to the advertising activities conducted by each of its reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2012, ServiceMaster had marks that were protected by registration (either by direct registration or by treaty) in the United States and 90 other countries.

FRANCHISES

        Franchises are important to the Terminix, TruGreen, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. For the years ended December 31, 2012, 2011 and 2010, total franchise fees (initial and recurring) were $127.8 million, $127.1 million and $120.9 million, respectively, related franchise operating expenses were $54.8 million, $53.0 million and $50.0 million, respectively, and total profits from the franchised operations were $73.0 million, $74.1 million and $70.9 million, respectively. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five to ten years. The majority of these franchise agreements are renewed prior to expiration. The majority of international licenses are for ten-year terms.

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

REGULATORY COMPLIANCE

Government Regulations

        ServiceMaster's operating segments are subject to various international, federal, state, provincial and local laws and regulations, compliance with which increases ServiceMaster's operating costs, limits or restricts the services provided by ServiceMaster's operating segments or the methods by which ServiceMaster's operating segments offer, sell and fulfill those services or conduct their respective businesses, or subjects ServiceMaster and its operating segments to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject ServiceMaster to fines or various forms of civil or criminal prosecution and lawsuits, any of which could have a material adverse effect on its reputation, business, financial condition, results of operations and cash flows.

        These international, federal, state, provincial and local laws and regulations include laws relating to consumer protection, wage and hour, deceptive trade practices, permitting and licensing, real estate settlements, workers' safety, tax, healthcare reforms, franchise-related issues, collective bargaining and other labor matters, environmental and employee benefits. The Terminix and TruGreen businesses must also meet certain Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to some types of vehicles in their fleets. American Home Shield is regulated in certain states by the applicable state insurance regulatory authority and by the Real Estate Commission in Texas. Terminix and TruGreen are regulated by federal, state and local laws, ordinances and regulations which are enforced by Departments of Agriculture, Pest Control Boards, Departments of Environmental Conservation and similar government entities. ServiceMaster Clean uses products containing ingredients regulated by the U.S. Environmental Protection Agency ("EPA") and is subject to licensing and certification requirements for applying disinfectants, sanitizers and other EPA registered products in certain states. AmeriSpec is regulated by various state and local home inspection laws and regulations.

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

Franchise Matters

        Terminix, TruGreen, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec are subject to various international, federal, state, provincial and local laws and regulations governing franchise sales, marketing and licensing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale and licensing of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster seeks to comply with regulatory requirements and deal with franchisees and licensees in good faith. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, non-competition covenants, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that material disputes with one or more franchisees will not arise.

Environmental Matters

        ServiceMaster's operating segments are subject to various international, federal, state, provincial and local laws and regulations regarding environmental, health and safety matters. Compliance with such laws increases ServiceMaster's operating costs, limits or restricts the services provided by ServiceMaster's operating segments or the methods by which they offer, sell and fulfill those services or conduct their respective businesses, or subjects ServiceMaster and its operating segments to the possibility of regulatory or private actions or proceedings. Terminix and TruGreen are regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977, each as amended. ServiceMaster cannot predict the effect of possible future environmental laws on its operations. During 2012, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2013 or 2014 related to such facilities.

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

EMPLOYEES

        The average number of persons employed by ServiceMaster during 2012 was approximately 20,000. Due to the seasonal nature of some of the Company's businesses, employee headcount can fluctuate during the course of a year, reaching approximately 22,000 during peak service periods.

AVAILABLE INFORMATION

        ServiceMaster maintains a website at http://www.servicemaster.com that includes a hyperlink to a website maintained by a third party where ServiceMaster's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission (the "SEC"). The information found on the Company's website is not a part of this or any other report filed with or furnished to the SEC.

ITEM 1A.    RISK FACTORS

        The following discussion of risk factors contains "forward-looking statements," as discussed in Part II, Item 7 below. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, business, financial position, results of operations and cash flows. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

        Adverse developments in the credit and financial markets, including due to the ongoing European financial and economic crisis and concerns over U.S. debt ceiling, deficit and budget issues, as well as unstable consumer sentiment and high unemployment, continue to challenge the U.S. and global financial and credit markets and overall economies. These developments have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under our financing agreements, to the extent we may seek them in the future, thereby causing us to be in default under one or more of the financing agreements. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced, or that could result in an increase in the time it takes our customers to pay us, or that could lead to a decrease in pricing for our services and products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. Volatile swings in the commercial real estate segment could also impact the demand for our services as landlords cut back on services provided to their tenants. In addition, adverse developments at federal, state and local levels associated with budget deficits resulting from economic conditions could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses, including ServiceMaster, to generate more tax revenues, which could negatively impact spending by commercial customers and municipalities on our services.

        Adverse developments in the credit and financial markets could adversely affect our ability to borrow under our senior secured revolving credit facility (the "Revolving Credit Facility"), senior secured term loan facility (the "Term Loan Facility") or letter of credit facility (together with the Term Loan Facility, the "Term Facilities" and, together with the Revolving Credit Facility, the "Credit Facilities") in the future or to refinance our debt. Liquidity or capital problems at one or more of the Revolving Credit Facility lenders could reduce or eliminate the amount available for us to draw under such facility. We may not be able to access additional capital on terms acceptable to us or at all.

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

        Our financial performance is affected by the level of our operating expenses, such as fuel, fertilizer, chemicals, refrigerants, parts, appliances and equipment, raw materials, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. We cannot predict what effect recent global events or any future Middle East or other crisis could have on fuel prices, but it is possible that such events could lead to higher fuel prices. With respect to fuel, our fleet, which consumes approximately 20 million gallons annually, has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. A ten percent change in fuel prices would result in a change of approximately $7.0 million in our annual fuel cost before considering the impact of fuel swap contracts. Based upon Department of Energy fuel price forecasts, as well as the hedges we have executed to date for 2013, we have projected that fuel prices will not significantly increase our fuel costs for 2013 compared to 2012. Fuel price increases can also result in increases in the cost of fertilizer, chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, fertilizer, chemicals, raw materials, wages, employee benefits, health care, vehicles, insurance and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not successfully implement our business strategies, including achieving our growth objectives.

        We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth or other initiatives. Our various business strategies and initiatives, including our growth, productivity and customer retention, cost reduction and management initiatives are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. For example, we recently embarked on a shift in strategy at TruGreen that includes redesigning our product offerings, transforming the customer experience through new technology, new processes and stricter branch standards, and rebalancing our sales and marketing mix towards channels with higher retention and profitability. In 2012, we experienced significant decreases in operating revenue and Operating Performance at TruGreen for full-year 2012 as compared to 2011 as we pursued this new strategy. There can be no assurance that our new strategy will succeed in positioning TruGreen for future operating revenue and Operating Performance growth. In addition, delays, higher than expected costs or unsuccessful implementation of new information technology systems, including the new operating systems at American Home Shield and Merry Maids, which are currently under development, and TruGreen's new operating system, which is in the process of being deployed, could adversely impact our operations. In addition, we may incur certain costs to achieve efficiency improvements and growth in our business and we may not meet anticipated implementation timetables or stay within budgeted costs. We have already experienced unexpected delays and other issues associated with the development of the operating system at American Home Shield which have resulted in a delay in the projected start of the first phase of our implementation. We expect to continue to incur capitalizable and non-capitalizable technology charges through implementation of the operating system, which is expected to occur in various phases over a period of time. As these efficiency improvement and growth initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention or our operations. In addition, our strategies to enhance talent management and adopt and transfer best practices across our businesses may not produce the growth, efficiencies and productivity levels we seek and may present unforeseen challenges. Also, our business strategies may change from time to time in light of our ability to implement our new business initiatives, competitive pressures, economic uncertainties or developments, or other factors. As a result, we may not be able to achieve our expected results of operations and cash flows.

Our market segments are highly competitive. Competition could reduce our share of the market segments served by us and adversely impact our reputation, business, financial position, results of operations and cash flows.

        We operate in highly competitive market segments. Changes in the source and intensity of competition in the market segments served by us impact the demand for our services and may also result in additional pricing pressures. The relatively low capital cost of entry into certain of our business categories has led to strong competitive market segments, including competition from regional and local owner-operated companies. Regional and local competitors operating in a limited geographic area may have lower labor, benefits and overhead costs. The principal methods of competition in our businesses include name recognition, quality and speed of service, pricing, customer satisfaction and reputation. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced market segment share, reduced pricing or adversely impact our reputation, business, financial position, results of operations and cash flows.

We may not be able to attract and retain qualified key executives or transition smoothly to new leadership, which could adversely impact us and our businesses and inhibit our ability to operate and grow successfully.

        The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel and the smooth transition of new senior leadership. We have recently enhanced many of our senior management positions, including the hiring of Thomas J. Coba as President, ServiceMaster Clean, Merry Maids, Furniture Medic & AmeriSpec; Charles M. Fallon as President, Terminix; Linda A. Goodspeed as Senior Vice President and Chief Information Officer; Mark J. Barry as President, American Home Shield; and R. David Alexander as President, TruGreen. Our future success depends in large part on our success in utilizing current, experienced senior leadership and transitioning responsibilities to, and implementing the goals and objectives of, our new business unit executives. Effective November 27, 2012, Roger A. Cregg, the former Chief Financial Officer ("CFO") of the Company, resigned from the Company. The Company's Controller, David W. Martin, is serving as Interim CFO of the Company until a new CFO is hired. Any inability to attract in a timely manner qualified key executives, retain our leadership team and recruit other important personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Changes in the services we deliver or the products we use could impact our reputation, business, financial position, results of operations and cash flows and our future plans.

        Our financial performance is affected by changes in the services and products we offer our customers. For example, American Home Shield initiated the offering of preventative maintenance contracts and other new products. In addition, TruGreen recently embarked on a shift in strategy that includes redesigning its product offerings, transforming the customer experience through new technology, new processes and stricter branch standards, and rebalancing its sales and marketing mix towards channels with higher retention and profitability. There can be no assurance that our new strategy will succeed in positioning TruGreen for future operating revenue and Operating Performance growth. An unsuccessful execution of this strategy, including the rollout or adjustment of our new services or products or TruGreen's sales and marketing plans could cause us to re-evaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows and our future plans.

Laws and government regulations applicable to our businesses could increase our legal and regulatory expenses, and impact our business, financial position, results of operations and cash flows.

        Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers' safety, the environment, insurance and home warranties, employee benefits, marketing (including, without limitation, telemarketing or green marketing) and advertising, the application and use of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and water management techniques. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including proposed legislation, such as the Employee Free Choice Act, the Paycheck Fairness Act and the Arbitration Fairness Act; environmental regulations related to water quality, water use, chemical use, climate change, equipment efficiency standards, refrigerant production and use and other environmental matters; other consumer protection laws or regulations; or "do-not-knock," "do-not-mail," "do-not-leave" or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation or suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

        In addition, the use of certain pesticides, herbicides and fertilizer products is regulated by various international, federal, state, provincial and local environmental and public health agencies. These regulations may ban or restrict applications or use or require that only certified or professional users apply the product or that certain products only be used on certain types of locations. These laws may also require users to post notices on properties at which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may restrict or ban the use of certain products. Although we strive to comply with such regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous associates, we may be unable to prevent violations of these or other regulations from occurring. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, the pesticides, herbicides, fertilizers or other products we apply, or the manner in which we apply them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The regulations may apply to third party vendors who are hired to repair or remediate property and who may fail to comply with environmental laws and regulations and subject us to risk of legal exposure. The costs of compliance, non-compliance, remediation, combating unfavorable public perceptions or defending products liability lawsuits could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

        We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry ("PCI"). We continue to evaluate and modify our systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in application related to our systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers' ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Our business process outsourcing initiatives have increased our reliance on third party contractors and may expose our business to harm upon the termination or disruption of our third party contractor relationships.

        Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, business, financial position, results of operations and cash flows. We expect to phase out a significant portion of our use of information technology services provided by International Business Machines Corporations ("IBM") by the end of 2013. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

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

        Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. For example, delays, higher than expected costs or unsuccessful development and implementation of new operating systems at American Home Shield and Merry Maids, which are currently under development, and at TruGreen, which is in the process of being deployed, could adversely impact our operations. We have already experienced unexpected delays and other issues associated with the development of the operating system at American Home Shield which has resulted in a delay in the projected start of the first phase of our implementation. We expect to continue to incur capitalizable and non-capitalizable technology charges through implementation of the operating system, which is expected to occur in various phases over a period of time. We are relying on third party providers to develop and implement our operating systems, and disruption, termination or substandard performance by these providers could negatively impact the development and implementation of these systems. As the development and implementation of our information technology systems (including our operating systems) evolve, we may elect to modify, replace or abandon certain technology initiatives, which could result in write-downs. For example, in 2012 we incurred a $4.2 million charge related to the abandonment of certain internally developed software for Merry Maids. In addition, when a third party provider relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, there are significant risks associated with any transitioning activities.

        In addition, any disruption in, capacity limitations, stability or failure to operate as expected of our information technology systems, including our new operating systems at American Home Shield, TruGreen and Merry Maids and our information technology initiative for our human resources function, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively, or could have a negative impact on the services provided by our human resources center of excellence. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely impacted and any of these circumstances could adversely impact our reputation, business, financial position, results of operations and cash flows.

Future acquisitions or other strategic transactions could impact our reputation, business, financial position, results of operations and cash flows.

        We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain associates, customers and suppliers; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses, post-closing claims being levied against us and disruption to our other businesses during the sale process or thereafter.

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

        Our future success and financial performance depend substantially on our ability to attract, train and retain workers, attract and retain third party contractors and ensure third party contractor compliance with our policies and standards. Our ability to conduct our operations is in part impacted by our ability to increase our labor force, including on a seasonal basis, which may be adversely impacted by a number of factors. In the event of a labor shortage, we could experience difficulty in delivering our services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain associates, which would result in higher operating costs and reduced profitability. New election rules by the National Labor Relations Board, including "expedited elections" and restrictions on appeals, could lead to increased organizing activities at our subsidiaries or franchisees. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. In addition, potential competition from key associates who leave ServiceMaster could impact our ability to maintain our market segment share in certain geographic areas.

We may be required to recognize additional impairment charges.

        We have significant amounts of goodwill and intangible assets, such as trade names, and have incurred impairment charges in 2012 and earlier periods with respect to goodwill and intangible assets. We have also incurred impairment charges in the past in connection with our disposition activities. In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test annually, or more frequently if there are indicators of impairment, including:

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

        In 2012, based on lower projected revenue and operating results for TruGreen, we recorded pre-tax non-cash impairment charges of $790.2 million and $118.7 million to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name, respectively, as a result of our interim impairment testing of indefinite-lived intangible assets as of September 30, 2012 and June 30, 2012. In 2011, we also recorded pre-tax non-cash impairment charges of $36.7 million to reduce the carrying value of the TruGreen trade name as a result of our annual impairment testing of goodwill and intangible assets. Additionally, as a result of the decision to sell TruGreen LandCare, we recorded a $34.2 million impairment charge in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale was recorded in loss from discontinued operations, net of tax. In the second quarter of 2010, we recorded a pre-tax non-cash impairment charge of $46.9 million, of which $43.0 million was related to the remaining goodwill at TruGreen LandCare and $3.9 million related to TruGreen LandCare's trade name. All impairments related to TruGreen LandCare are recorded in loss from discontinued operations, net of income taxes.

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

        Our franchisees, third party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, third party distributors and vendors are independent third parties that we do not control, and the franchisees, third party distributors and vendors own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and a brand's image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third party distributors and vendors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third party distributors and vendors. In addition, our relationship with our franchisees, third party distributors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. It is also possible that creditors, or other claimants, of a franchisee, third party distributor or vendor could attempt to make claims against us under various legal theories, such as in the event such creditors and claimants cannot collect from our franchisee. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

        As of December 31, 2012, we had $3.961 billion of total long-term debt outstanding. We have available borrowing capacity under the Revolving Credit Facility of $447.7 million through July 24, 2013, $324.2 million from July 25, 2013 through July 24, 2014 and $265.2 million from July 25, 2014 through January 31, 2017. Our substantial debt could have important consequences to holders of our debt and other stakeholders in the Company. Because of our substantial indebtedness:

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

  •
  our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and

  •
  we may be prevented from carrying out capital spending and restructurings that are necessary or important to our growth strategy and efforts to improve operating margins of our businesses.

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

        As a holding company, we have no independent operations or material assets other than our ownership of equity interests in our subsidiaries, and we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including satisfying our obligations under our indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control, and as described under "—Risks Related to Our Business and Our Industry" above.

        The payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home warranty, or similar companies is subject to applicable state law limitations. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. Our insurance subsidiaries and home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. For example, certain states prohibit payment by these subsidiaries to the Company of dividends in excess of ten percent of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $243.7 million as of December 31, 2012, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $188.7 million is held by our home warranty and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. We expect that such limitations will be in effect through the end of 2013, at which time new limitations will be calculated based on regulatory capital levels as of December 31, 2013. The remainder of the $243.7 million, or $55.0 million, is related to amounts that our management does not consider readily available to be used to service our indebtedness due, among other reasons, to our cash management practices and working capital needs at various subsidiaries.

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

        The maturity date for approximately $2.2 billion of outstanding borrowings under the Term Facilities will have a maturity date of January 31, 2017. The Revolving Credit Facility is also scheduled to mature on January 31, 2017. Our 8% senior notes maturing in 2020, sold in February 2012, will mature on February 15, 2020, and our 7% senior notes maturing in 2020, sold in August 2012, will mature on August 15, 2020 (collectively, the "2020 Notes"). We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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

        We may from time to time take steps to reduce or refinance outstanding debt or otherwise to reduce interest expense and other debt service obligations. These steps may include open market repurchases, debt repricings, maturity extensions, and other retirements, purchases or refinancings of outstanding debt in whole or in part, in addition to making any required scheduled installment payments. The timing of any such step and the amount of debt that would be repurchased, refinanced or otherwise retired will depend on market conditions, our cash requirements and other considerations. The implementation of any such steps or other capital structure changes could adversely affect debtholders, including by reducing the size of or yield on an applicable debt issue held by them.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

        A significant portion of our outstanding indebtedness, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2012, each one percentage point change in interest rates would result in an approximate $12.4 million change in the annual interest expense on our Term Loan Facility after considering the impact of the interest rate swaps into which we have entered. Assuming all revolving loans were fully drawn as of December 31, 2012, each one percentage point change in interest rates would result in an approximate $4.5 million change in annual interest expense on our Revolving Credit Facility.

        We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in an approximate $0.5 million change in annual interest expense with respect to this arrangement. We are also exposed to increases in interest rates with respect to our floating rate operating and capital leases, and a one percentage point change in interest rates would result in an approximate $0.7 million change in annual expenses with respect to such leases. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness and floating rate leases.

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

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

        Our indebtedness currently has a non-investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Based on the financial performance of our businesses, including the 2012 revenue and operating results of TruGreen, and the outlook for future years, our credit ratings, outlook or watch could be negatively impacted. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The headquarters for Terminix and TruGreen, along with the corporate headquarters, are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Home Shield are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Clean, AmeriSpec, Furniture Medic, Merry Maids and a training facility are located in owned premises at 3839 Forest Hill Irene Road, Memphis, Tennessee. In addition, ServiceMaster leases space for a call center located at 6399 Shelby View Drive, Memphis, Tennessee; offices located at 850 and 855 Ridge Lake Boulevard, Memphis, Tennessee; a training facility located at 1650 Shelby Oaks Drive North, Memphis, Tennessee; and a warehouse located at 1575 Two Place, Memphis, Tennessee.

        ServiceMaster and its operating companies own and lease a variety of facilities, principally in the United States, for branch and service center operations and for office, storage, call center and data processing space. The following chart identifies the number of owned and leased facilities used by each of its operating segments and Merry Maids as of December 31, 2012. ServiceMaster believes that these facilities, when considered with the corporate headquarters, call center facility, offices, training facilities and warehouse described above, are suitable and adequate to support the current needs of its business.

Operating Company	Owned Facilities	Leased Facilities
Terminix	20	410
TruGreen	36	249
American Home Shield	1	4
ServiceMaster Clean	—	7
Merry Maids	—	77

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's sole class of issued equity is common stock. As of March 4, 2013, all of the Company's common stock was owned by CDRSVM Holding, Inc.

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

ITEM 6.    SELECTED FINANCIAL DATA

Five-Year Financial Summary

	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Operating Results:
Operating revenue	$3,193,281	$3,205,872	$3,127,394	$2,977,885	$2,995,126
Operating (loss) income(1)	(532,762)	375,460	306,692	243,834	187,562
Percentage of operating revenue	(16.7)%	11.7%	9.8%	8.2%	6.3%
Non-operating expense(2)	294,615	263,711	278,308	246,896	357,796
(Benefit) provision for income taxes(1)(3)	(114,260)	43,912	10,945	(9,204)	(50,753)
Equity in losses of joint venture	(226)	—	—	—	—

(Loss) Income from continuing operations(1)(2)(3)	(713,343)	67,837	17,439	6,142	(119,481)
(Loss) income from discontinued operations, net of income taxes(4)	(200)	(27,016)	(31,998)	7,353	(6,918)

Net (loss) income(1)(2)(3)(4)	$(713,543)	$40,821	$(14,559)	$13,495	$(126,399)

Financial Position:
Total assets	$6,410,914	$7,146,823	$7,098,090	$7,146,389	$7,493,627
Total liabilities	$5,856,264	$5,898,904	$5,910,563	$5,960,058	$6,361,268
Total long-term debt outstanding	$3,961,253	$3,875,870	$3,948,487	$3,974,944	$4,266,092
Total shareholder's equity(1)(2)(3)(4)	$554,650	$1,247,919	$1,187,527	$1,186,331	$1,132,359

(1)
In 2012, the Company recorded pre-tax non-cash impairment charges of $790.2 million and $118.7 million to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name, respectively, as a result of the Company's interim impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further details.

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

  The 2012, 2011 and 2010 results include restructuring charges of $18.2 million, $8.2 million and $11.4 million, respectively, as described in Note 8 to the Consolidated Financial Statements.

  The 2009 results include restructuring charges of $26.7 million. These charges included lease termination and severance costs related to a branch optimization project at Terminix; consulting fees, severance, lease termination and other costs related to the reorganization of field leadership and a restructuring of branch operations at TruGreen; transition fees, employee retention and severance costs and consulting and other costs related to the information technology outsourcing initiative; adjustments to lease termination reserves, employee retention and severance costs and consulting and other costs related to prior restructuring initiatives; and severance, retention, legal fees and other costs associated with the Merger.

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

(2)
The 2012 results include a $55.6 million ($35.4 million, net of tax) loss on extinguishment of debt related to the redemption of the remaining $996 million aggregate principal amount of the Company's 10.75% senior notes maturing in 2015 (the "2015 Notes") and repayment of $276 million of outstanding borrowings under the Term Facilities.

The 2009 results include a $46.1 million ($29.6 million, net of tax) gain on extinguishment of debt related to the completion of open market purchases of $89.0 million in face value of the Company's 2015 Notes.

(3)
In 2009, the Company recorded a reduction in income tax expense of $15.2 million related to changes in state tax rates used to measure deferred taxes. In 2008, the Company recorded a reduction in income tax benefit of $8.3 million resulting from the establishment of a valuation allowance related to certain deferred tax assets for which the realization in future years was not more likely than not.

(4)
In 2011, in conjunction with the decision to dispose of TruGreen LandCare, a pre-tax non-cash impairment charge of $34.2 million was recorded to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale of TruGreen LandCare in 2011, the Company recorded a pre-tax loss on sale of $6.2 million. In 2012, upon finalization of certain post-closing adjustments and disputes, the Company recorded an additional $1.3 million loss. In 2010, 2009 and 2008, the Company recorded pre-tax non-cash impairment charges associated with the goodwill and trade name at its TruGreen LandCare business in the amount of $46.9 million, $1.4 million and $1.4 million, respectively. These charges are classified within the financial statement caption "(loss) income from discontinued operations, net of income taxes."

In 2008, the Company recorded pre-tax non-cash impairment charges of $6.3 million related to the long-lived assets (other than goodwill) at its InStar business in connection with the decision to sell the InStar business. These charges are classified within the financial statement caption "(loss) income from discontinued operations, net of income taxes."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The Company reported operating revenue of $3.193 billion for the year ended December 31, 2012, $3.206 billion for the year ended December 31, 2011 and $3.127 billion for the year ended December 31, 2010. The operating revenue changes from year to year were driven by the results of our business units as described in our "Segment Review."

        Operating loss was $532.8 million for the year ended December 31, 2012. Operating income was $375.5 million for the year ended December 31, 2011 and $306.7 million for the year ended December 31, 2010. Loss from continuing operations before income taxes was $827.4 million for the year ended December 31, 2012. Income from continuing operations before income taxes was $111.7 million for the year ended December 31, 2011 and $28.4 million for the year ended December 31, 2010. The decrease in income from continuing operations before income taxes for 2012 compared to 2011 of $939.1 million and increase in income from continuing operations before income taxes for 2011 compared to 2010 of $83.4 million primarily reflect the net effect of year over year changes in the following items:

(In thousands)	2012 Compared to 2011	2011 Compared to 2010
Non-cash goodwill and trade name impairment(1)	$(872,173)	$(36,700)
Loss on extinguishment of debt(2)	(54,780)	(774)
Segment results(3)	(47,747)	59,423
Restructuring charges(4)	(10,015)	3,286
Interest expense(5)	26,839	13,810
Depreciation and amortization expense(6)	17,194	33,189
Residual value guarantee charges(7)	—	10,449
Other	1,556	682

	$(939,126)	$83,365

(1)
Represents, as a result of the Company's impairment testing of indefinite-lived intangible assets, pre-tax non-cash impairment charges of $908.9 million recorded in the year ended December 31, 2012 to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name and $36.7 million recorded in the year ended December 31, 2011 to reduce the carrying value of the TruGreen trade name. There were no similar impairment charges included in continuing operations in 2010.

(2)
Represents the loss on extinguishment of debt recorded in the year ended December 31, 2012 related to the redemption of the remaining $996 million aggregate principal amount of the Company's 2015 Notes and repayment of $276 million of outstanding borrowings under the Term Facilities and the loss on extinguishment of debt recorded in the year ended December 31, 2011 related to the purchase of $65.0 million in face value of the 2015 Notes from Holdings. There were no debt extinguishments by the Company in the year ended December 31, 2010.

(3)
Represents the year over year change in (loss) income from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes key executive transition charges of $4.8 million, $6.6 million and $5.5 million recorded in the years ended December 31, 2012, 2011 and 2010, respectively, as described in our "Segment Review." For the year ended December 31, 2012, also includes a $3.3 million impairment of licensed intellectual property and a $1.2 million impairment of abandoned real estate at Terminix, a $5.4 million increase in tax related reserves at American Home Shield and technology costs of $4.2 million, which related to the abandonment of certain internally developed software, at Merry Maids.

(4)
For 2012 compared to 2011, represents the net increase in restructuring charges related primarily to the impact of a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at American Home Shield and ServiceMaster Clean, and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters. See Note 8 to the Consolidated Financial Statements for further details.

For 2011 compared to 2010, represents the net decrease in restructuring charges related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters, Merger related charges and other restructuring costs. See Note 8 to the Consolidated Financial Statements for further details.

(5)
For 2012 compared to 2011, represents a decrease in interest expense as a result of decreases in our weighted average interest rate and average long-term debt balance and, for 2011 compared to 2010, represents a decrease in interest expense as a result of decreases in our weighted average interest rate.

(6)
Consists primarily of decreased amortization of intangible assets as a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized, offset, in part, by increased depreciation of property and equipment as a result of property additions.

(7)
Represents non-cash residual value guarantee charges of $10.4 million recorded in the year ended December 31, 2010, related to a synthetic lease for operating properties, which expired in July 2010. There were no similar charges in the years ended December 31, 2012 and 2011.

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 20 million gallons. Fuel costs, after the impacts of the hedges and after adjusting for the impact of year over year changes in the number of gallons used, increased $8.9 million for 2012 compared to 2011 and $11.6 million for 2011 compared to 2010. Based upon current Department of Energy fuel price forecasts, as well as the hedges the Company has executed to date for 2013, the Company projects that fuel prices will not significantly increase our fuel costs for 2013 compared to 2012.

        After adjusting for the impact of year over year changes in the number of covered employees, health care and related costs increased $6.6 million for 2012 compared to 2011 and $2.5 million for 2011 compared to 2010. We expect to incur incremental aggregate health care costs in 2013 as compared to 2012 as a result of continued inflation in the cost of health care services and due to certain provisions of the Patient Protection and Affordable Care Act.

        The Company has entered into multiple interest rate swap agreements as further discussed in Note 12 to the Consolidated Financial Statements. Changes in interest rates, including the impact of the interest rate swap agreements, improved the Company's non-operating expenses by approximately $5.1 million for 2012 compared to 2011 and $13.7 million for 2011 compared to 2010 by virtue of the effect on floating rate debt, offset, in part, by the negative effect on investment income.

Operating and Non-Operating Expenses

  Cost of Services Rendered and Products Sold

        The Company reported cost of services rendered and products sold of $1.862 billion for the year ended December 31, 2012 compared to $1.814 billion for the year ended December 31, 2011. As a percentage of revenue, these costs increased to 58.3 percent for the year ended December 31, 2012 from 56.6 percent in 2011. This percentage increase primarily reflects higher fuel and fertilizer prices, a reduction in labor productivity and an increase in fertilizer usage rates at TruGreen, a $3.3 million impairment of licensed intellectual property, a $1.2 impairment of abandoned real estate and an increase in product distribution revenue at Terminix, which has lower margins than termite or pest revenue, a $4.2 million impairment of certain internally developed software at Merry Maids and an increase in expenses in our automobile, general liability and workers' compensation insurance programs due primarily to the reversal, in 2011, of claims reserves driven by favorable claims experience. The items were offset, in part, by improved labor efficiencies and the favorable impact of acquiring assets in connection with exiting certain fleet leases at Terminix, a reduction in ice melt sales at TruGreen, which has lower margins than core lawn services, a reduction in home warranty claims costs at American Home Shield and other cost reductions realized through ongoing initiatives.

        The Company reported cost of services rendered and products sold of $1.814 billion for the year ended December 31, 2011 compared to $1.777 billion for the year ended December 31, 2010. As a percentage of revenue, these costs decreased to 56.6 percent for the year ended December 31, 2011 from 56.8 percent in 2010. Residual value guarantee charges of $9.2 million related to synthetic leases were recorded in 2010 at TruGreen for which there was no similar charge in 2011. The remaining percentage increase primarily reflects an increase in fuel and fertilizer prices and an increase in home warranty claims costs at American Home Shield, offset, in part, by the favorable impact of acquiring assets in connection with exiting certain fleet leases, a reduction in termite damage claims expense at Terminix and other cost reductions realized through ongoing initiatives.

  Selling and Administrative Expenses

        The Company reported selling and administrative expenses of $872.0 million for the year ended December 31, 2012 compared to $880.5 million for the year ended December 31, 2011. As a percentage of revenue, these costs decreased to 27.3 percent for the year ended December 31, 2012 from 27.5 percent in 2011. This percentage decrease primarily reflects a reduction in sales and marketing expense and a $1.9 million reduction in key executive transition charges, offset, in part, by increased investments in ongoing productivity and standardization initiatives and an increase in technology costs related to a new operating system at TruGreen, which is in the process of being deployed, a $5.4 million increase in tax related reserves, an increase in provisions for certain legal matters and increased investments to drive improvements in service delivery at American Home Shield, and an increase in technology costs related to PCI standards compliance purposes at Other Operations and Headquarters.

        The Company reported selling and administrative expenses of $880.5 million for the year ended December 31, 2011 compared to $896.0 million for the year ended December 31, 2010. As a percentage of revenue, these costs decreased to 27.5 percent for the year ended December 31, 2011 from 28.6 percent in 2010. This percentage decrease primarily reflects a reduction in sales and marketing expense, a reduction in spending in the Company's centers of excellence, a reduction in provisions for certain legal matters and other cost reductions realized through ongoing initiatives, offset, in part, by an increase in technology costs related to a new operating system at American Home Shield, an increase in technology costs related to PCI standards compliance purposes at Other Operations and Headquarters and a $1.1 million increase in key executive transition charges.

  Amortization Expense

        Amortization expense was $65.3 million, $91.4 million and $136.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease for 2012 compared to 2011 and 2011 compared to 2010 is a result of certain finite lived intangible assets recorded in connection with the Merger being fully amortized.

  Goodwill and Trade Name Impairments

        The Company recorded a non-cash goodwill impairment charge of $790.2 million for the year ended December 31, 2012 to reduce the carrying value of TruGreen's goodwill to its estimated fair value as of December 31, 2012. The Company also recorded a non-cash trade name impairment charge of $118.7 million for the year ended December 31, 2012 and $36.7 million for the year ended December 31, 2011 to reduce the carrying value of the TruGreen trade name to its fair value as a result of the Company's impairment testing in each year. There were no similar goodwill or trade name impairment charges included in continuing operations for the year ended December 31, 2010.

  Goodwill Impairment

        Based on the revenue and operating results of TruGreen in 2012 and the outlook for future years, the Company concluded there was an impairment indicator requiring a goodwill impairment assessment for TruGreen as of September 30, 2012. The Company estimated that the implied fair value of goodwill as of such date was less than the carrying value for TruGreen by $790.2 million, which was recorded as a goodwill impairment charge in 2012. As of December 31, 2012, there was a $417.1 million balance of goodwill remaining at TruGreen.

        The goodwill impairment charge recorded in 2012 was primarily attributable to a decline in forecasted 2012 cash flows and a decrease in projected future growth in cash flows at TruGreen over a defined projection period as of September 30, 2012 compared to the projections used in the previous annual impairment assessment performed on October 1, 2011. The changes in projected cash flows at TruGreen were in part a consequence of the shift in strategy for TruGreen described in "Segment Review—TruGreen Segment" below. Although the Company projected future growth in cash flows at TruGreen as a part of its September 30, 2012 impairment analysis, total cash flows and projected growth in those cash flows were lower than that projected at the time TruGreen was tested for impairment in 2011. The long-term growth rates used in the impairment tests at September 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rate used in the September 30, 2012 impairment test was 50 bps lower than the discount rate used in the October 1, 2011 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the 2011 analysis.

  Trade Name Impairment

        Based on the revenue results at TruGreen in the first six months of 2012 and a then lower revenue outlook for the remainder of 2012 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2012. That impairment analysis resulted in a $67.7 million impairment charge recorded in the second quarter of 2012. Based on the revenue results of TruGreen in the third quarter of 2012 and the revised outlook for the remainder of the year and future years, the Company performed another impairment analysis on its TruGreen trade name to determine its fair value as of September 30, 2012. Based on the revised projected revenue for TruGreen as compared to the projections used in the second quarter 2012 impairment test, the Company determined the fair value attributable to the TruGreen trade name was less than its carrying value by $51.0 million, which was recorded as a trade name impairment in the third quarter of 2012. Total non-cash trade name impairments recorded in 2012 related to the TruGreen trade name were $118.7 million.

        The impairment charge recorded in the second quarter of 2012 was primarily attributable to a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2012 compared to the projections used in the previous annual impairment assessment performed on October 1, 2011. The third quarter impairment charge was primarily attributable to a further reduction in projected revenue growth as compared to expectations in the second quarter of 2012. The changes in projected future revenue growth at TruGreen were in part a consequence of the shift in strategy for TruGreen described in "Segment Review—TruGreen Segment" below. Although the Company projected future growth in revenue at TruGreen over a defined projection period as a part of its September 30, 2012 impairment analysis, such growth was lower than the revenue growth projected at the time the trade name was tested for impairment in the second quarter of 2012. The long-term revenue growth rates used for periods after the defined projection period in the impairment tests at September 30, 2012, June 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rates used in the September 30, 2012 and June 30, 2012 impairment tests were the same, but were 50 bps lower than the discount rate used in the October 1, 2011 impairment test for the TruGreen trade name. The decrease in the discount rate from 2011 is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis.

        The impairment charge in 2011 was primarily attributable to the use of higher discount rates in the discounted cash flow ("DCF") valuation analyses as compared to the discount rates used in the 2010 impairment analyses. Although the projected future growth in cash flows in 2011 were slightly higher than in the 2010 valuation, the increase in the discount rates more than offset the improved cash flows. The increase in the discount rates is primarily attributable to changes in market conditions which indicated a lower risk tolerance in 2011 as compared to 2010. This lower risk tolerance is exhibited through the marketplace's desire for higher returns in order to accept market risk.

        See "Critical Accounting Policies and Estimates" below and Note 1 to the Consolidated Financial Statements for further discussion of the Company's goodwill and indefinite-lived intangible asset impairment testing.

  Restructuring Charges

        The Company incurred restructuring charges of $18.2 million, $8.2 million and $11.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Restructuring charges were comprised of the following:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Terminix branch optimization(1)	$3,652	$3,560	$2,352
TruGreen reorganization and restructuring(2)	3,241	1,115	6,922
American Home Shield reorganization(3)	647	—	—
ServiceMaster Clean reorganization(3)	1,370	—	—
Centers of excellence initiative(4)	9,267	3,416	—
Other(5)	—	71	2,174

Total restructuring charges	$18,177	$8,162	$11,448

(1)
For the years ended December 31, 2012 and 2011, these charges included severance costs of $0.4 million and $0.1 million, respectively. For the years ended December 31, 2012, 2011 and 2010, these charges included lease termination costs of $3.3 million, $3.5 million and $2.4 million, respectively.

(2)
For the years ended December 31, 2012, 2011 and 2010, these charges included severance costs of $2.7 million, $0.8 million and $1.8 million, respectively, and lease termination costs of $0.5 million, $0.3 million and $0.2 million, respectively. For the year ended December 31, 2010, these charges also included consulting fees and other costs of $4.7 million and $0.2 million, respectively.

(3)
For the year ended December 31, 2012, these charges included severance costs.

(4)
Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company's headquarters functions that provide company-wide administrative services for our operations that we refer to as "centers of excellence." For the years ended December 31, 2012 and 2011, these charges included severance and other costs of $4.6 million and $1.9 million, respectively. For the years ended December 31, 2012 and 2011, these charges included consulting fees of $4.7 million and $1.5 million, respectively.

(5)
For the year ended December 31, 2011, these charges included reserve adjustments associated with previous restructuring initiatives. For the year ended December 31, 2010, these charges included reserve adjustments, severance and retention associated with previous restructuring initiatives of $1.0 million and severance, retention, legal fees and other costs associated with the Merger of $1.2 million.

  Non-Operating Expense

        Non-operating expense totaled $294.6 million, $263.7 million and $278.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in 2012 compared to 2011 is primarily due to a $55.6 million loss on extinguishment of debt recorded in 2012 related to the redemption of $996 million aggregate principal amount of the 2015 Notes and repayment of $276 million of outstanding borrowings under the Term Facilities, offset, in part, by a $26.8 million decrease in interest expense as a result of a decrease in our weighted-average interest rate and average long-term debt balance. The decrease in 2011 compared to 2010 is primarily due to a $13.8 million decrease in interest expense as a result of a decrease in our weighted-average interest rate. Interest and net investment income was comprised of the following for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Realized gains(1)	$6,191	$9,972	$6,418
Impairments of securities(2)	—	(195)	(174)
Deferred compensation trust(3)	1,417	(49)	1,200
Other(4)	237	1,158	1,914

Interest and net investment income	$7,845	$10,886	$9,358

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

(4)
Includes interest income on other cash balances and, in 2012, a $2.5 million charge for the impairment of a loan related to a prior business disposition.

Income Taxes

        The effective tax rate on (loss) income from continuing operations was a benefit of 13.8 percent for the year ended December 31, 2012, a provision of 39.3 percent for the year ended December 31, 2011 and a provision of 38.6 percent for the year ended December 31, 2010. The effective tax rate for the year ended December 31, 2012 was impacted by the impairment of nondeductible goodwill at TruGreen in the amount of $529.4 million.

Net Income

        Net loss for the year ended December 31, 2012 was $713.5 million compared to net income of $40.8 million for the year ended December 31, 2011 and a net loss of $14.6 million for the year ended December 31, 2010. The $754.4 million decrease for 2012 compared to 2011 was primarily driven by a $939.1 million reduction in (loss) income from continuing operations before income taxes, offset, in part, by a $158.2 million reduction in (benefit) provision for income taxes and a $26.8 million improvement in loss from discontinued operations, net of income taxes. The $55.4 million increase for 2011 compared to 2010 was primarily driven by an $83.4 million improvement in (loss) income from continuing operations before income taxes and a $5.0 million improvement in loss from discontinued operations, net of income taxes, offset, in part, by a $33.0 million increase in (benefit) provision for income taxes.

Key Performance Indicators

        The table below presents selected operating metrics related to customer counts and customer retention for our three largest revenue generating businesses. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies. The impact of changes in our key performance indicators on the operating results of our business units is described in "—Segment Review."

	Key Performance Indicators as of December 31,
	2012	2011	2010
Terminix—
Growth in Pest Control Customers	0.8%	6.4%	3.6%
Pest Control Customer Retention Rate	79.3%	80.6%	79.9%
(Reduction) Growth in Termite Customers	(1.4)%	(1.0)%	0.3%
Termite Customer Retention Rate	85.6%	86.1%	86.0%
TruGreen—
Reduction in Full Program Accounts	(11.3)%	(5.3)%	(1.7)%
Customer Retention Rate	68.6%	66.7%	66.0%
American Home Shield—
Growth in Home Warranties	—	1.6%	0.1%
Customer Retention Rate	73.7%	75.1%	73.0%

Segment Review

        The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements.

        The Company uses Adjusted EBITDA and Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Operating Performance are supplemental measures of the Company's performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). Adjusted EBITDA and Operating Performance are not measurements of the Company's financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company's cash flow or liquidity. "Adjusted EBITDA" means net income (loss) before: income (loss) from discontinued operations; provision (benefit) for income taxes; other expense; gain (loss) on extinguishment of debt; interest expense; interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income; residual value guarantee charge and non-cash goodwill and trade name impairment. "Operating Performance" is calculated by adding back to Adjusted EBITDA an amount equal to the non-cash stock-based compensation expense; non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger; restructuring charges and management and consulting fees.

        The Company believes Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. In addition, the Company excludes residual value guarantee charges that do not result in additional cash payments to exit the facility at the end of the lease term. The Company uses Operating Performance as a supplemental measure to assess the Company's performance because it excludes non-cash stock-based compensation expense, non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger, restructuring charges and management and consulting fees. The Company presents Operating Performance because it believes that it is useful for investors, analysts and other interested parties in their analysis of the Company's operating results.

        Charges relating to stock-based compensation expense and the impact of purchase accounting are non-cash and the exclusion of the impact of these items from Operating Performance allows investors to understand the current period results of operations of the business on a comparable basis with previous periods and, secondarily, gives the investors added insight into cash earnings available to service the Company's debt. We believe this to be of particular importance to the Company's public investors, which are debt holders. The Company also believes that the exclusion of purchase accounting, non-cash stock-based compensation expense, restructuring charges and management and consulting fees may provide an additional means for comparing the Company's performance to the performance of other companies by eliminating the impact of differently structured equity-based, long-term incentive plans, restructuring initiatives and consulting agreements (although care must be taken in making any such comparison, as there may be inconsistencies among companies in the manner of computing similarly titled financial measures).

        Adjusted EBITDA and Operating Performance have limitations as analytical tools, and should not be considered in isolation or as substitutes for analyzing the Company's results as reported under GAAP. Some of these limitations are:

  •
  Adjusted EBITDA and Operating Performance do not reflect changes in, or cash requirements for, the Company's working capital needs;

  •
  Adjusted EBITDA and Operating Performance do not reflect the Company's interest expense, or the cash requirements necessary to service interest or principal payments on the Company's debt;

  •
  Adjusted EBITDA and Operating Performance do not reflect the Company's tax expense or the cash requirements to pay the Company's taxes;

  •
  Adjusted EBITDA and Operating Performance do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments, nor should they be relied upon to assess current or future liquidity;

  •
  Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Operating Performance do not reflect any cash requirements for such replacements;

  •
  Other companies in the Company's industries may calculate Adjusted EBITDA and Operating Performance differently, limiting their usefulness as comparative measures;

  •
  Operating Performance does not include purchase accounting and non-cash stock-based compensation expense; the latter of which may cause the overall compensation cost of the business to be understated; and

  •
  Operating Performance does not include restructuring charges and management and consulting fees, the exclusion of which may cause the operating expenses of the business to be understated.

        Operating Revenues and Operating Performance by operating segment are as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Operating Revenue:
Terminix	$1,265,417	$1,193,075	$1,157,346
TruGreen	979,081	1,100,741	1,096,667
American Home Shield	720,860	686,737	656,572
ServiceMaster Clean	139,441	138,691	132,132
Other Operations and Headquarters	88,482	86,628	84,677

Total Operating Revenue	$3,193,281	$3,205,872	$3,127,394

Operating Performance:
Terminix	$315,517	$299,485	$270,829
TruGreen	152,813	209,031	194,472
American Home Shield	141,542	131,977	116,609
ServiceMaster Clean	61,041	64,018	63,762
Other Operations and Headquarters	(108,185)	(94,036)	(94,620)

Total Operating Performance	$562,728	$610,475	$551,052

Memo: Items excluded from Operating Performance Operating Performance of discontinued operations	$(1,138)	$(3,267)	$8,640

        The following table presents reconciliations of operating income (loss) to Adjusted EBITDA and Operating Performance for the periods presented.

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Year Ended December 31, 2012
Operating income (loss)(1)	$236,160	$(805,022)	$126,098	$54,435	$(144,433)	$(532,762)
Depreciation and amortization expense	75,713	45,729	8,606	5,071	11,123	146,242

EBITDA	311,873	(759,293)	134,704	59,506	(133,310)	(386,520)
Interest and net investment income(2)	—	—	6,191	165	1,489	7,845
Non-cash goodwill and trade name impairment(3)	—	908,873	—	—	—	908,873

Adjusted EBITDA	311,873	149,580	140,895	59,671	(131,821)	530,198
Non-cash stock-based compensation expense	—	—	—	—	7,119	7,119
Non-cash credits attributable to purchase accounting(4)	(8)	(8)	—	—	—	(16)
Restructuring charges(5)	3,652	3,241	647	1,370	9,267	18,177
Management and consulting fees(6)	—	—	—	—	7,250	7,250

Operating Performance	$315,517	$152,813	$141,542	$61,041	$(108,185)	$562,728

Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(1,138)	$(1,138)

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Year Ended December 31, 2011
Operating income (loss)(1)	$220,622	$129,324	$94,869	$57,674	$(127,029)	$375,460
Depreciation and amortization expense	75,347	41,929	27,331	6,150	12,679	163,436

EBITDA	295,969	171,253	122,200	63,824	(114,350)	538,896
Interest and net investment income(2)	—	—	9,777	158	951	10,886
Non-cash trade name impairment(3)	—	36,700	—	—	—	36,700

Adjusted EBITDA	295,969	207,953	131,977	63,982	(113,399)	586,482
Non-cash stock-based compensation expense	—	—	—	—	8,412	8,412
Non-cash credits attributable to purchase accounting(4)	(44)	(37)	—	—	—	(81)
Restructuring charges(5)	3,560	1,115	—	36	3,451	8,162
Management and consulting fees(6)	—	—	—	—	7,500	7,500

Operating Performance	$299,485	$209,031	$131,977	$64,018	$(94,036)	$610,475

Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$(3,267)	$(3,267)

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Year Ended December 31, 2010
Operating income (loss)(1)	$199,750	$112,312	$68,380	$55,450	$(129,200)	$306,692
Depreciation and amortization expense	67,761	66,069	42,259	7,106	13,430	196,625

EBITDA	267,511	178,381	110,639	62,556	(115,770)	503,317
Interest and net investment income(2)	—	—	6,243	153	2,962	9,358
Residual value guarantee charge(8)	—	9,222	—	982	245	10,449

Adjusted EBITDA	267,511	187,603	116,882	63,691	(112,563)	523,124
Non-cash stock-based compensation expense	—	—	—	—	9,352	9,352
Non-cash credits attributable to purchase accounting(4)	(173)	(53)	(146)	—	—	(372)
Restructuring charges (credits)(5)	3,491	6,922	(127)	71	1,091	11,448
Management and consulting fees(6)	—	—	—	—	7,500	7,500

Operating Performance	$270,829	$194,472	$116,609	$63,762	$(94,620)	$551,052

Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(7)	$—	$—	$—	$—	$8,640	$8,640

(1)
Presented below is a reconciliation of total segment operating income to net (loss) income.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Total Segment Operating (Loss) Income	$(532,762)	$375,460	$306,692
Non-operating Expense (Income):
Interest expense	246,284	273,123	286,933
Interest and net investment income	(7,845)	(10,886)	(9,358)
Loss on extinguishment of debt	55,554	774	—
Other expense	622	700	733

(Loss) Income from Continuing Operations before Income Taxes	(827,377)	111,749	28,384
(Benefit) provision for income taxes	(114,260)	43,912	10,945
Equity in losses of joint venture	(226)	—	—

(Loss) Income from Continuing Operations	(713,343)	67,837	17,439
Loss from discontinued operations, net of income taxes	(200)	(27,016)	(31,998)

Net (Loss) Income	$(713,543)	$40,821	$(14,559)

(2)
Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short-term and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $243.7 million as of December 31, 2012. American Home Shield interest and net investment income was $6.2 million, $9.8 million and $6.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The balance of interest and net investment income primarily relates to (i) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within (loss) income from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)
Represents, as a result of the Company's impairment testing of indefinite-lived intangible assets, pre-tax non-cash impairment charges of $908.9 million recorded in the year ended December 31, 2012 to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name and $36.7 million recorded in the year ended December 31, 2011 to reduce the carrying value of the TruGreen trade name. There were no similar impairment charges included in continuing operations in 2010.

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

(7)
The table included in "Discontinued Operations" below presents reconciliations of operating loss, the most directly comparable financial measure under GAAP, to Adjusted EBITDA and Operating Performance for the periods presented.

(8)
Represents non-cash residual value guarantee charges recorded in 2010 related to a synthetic lease for operating properties, which expired in July 2010. There were no similar charges in 2011.

Terminix Segment

Year ended December 31, 2012

        The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 6.1 percent increase in operating revenue, a 7.0 percent increase in operating income and a 5.4 percent increase in Operating Performance for the year ended December 31, 2012 compared to 2011. Pest control revenue, which was 55.5 percent of the segment's operating revenue in 2012, increased 7.1 percent compared to 2011, reflecting a 4.2 percent increase in average customer counts, a $12.2 million increase in other pest revenue, primarily bed bug services, and improved price realization. Absolute pest control customer counts as of December 31, 2012 compared to 2011 increased 0.8 percent, driven by new unit sales and acquisitions, offset, in part, by a 130 basis points ("bps") decrease in the customer retention rate. Termite revenue, which was 39.5 percent of the segment's operating revenue in 2012, increased 3.5 percent compared to 2011. Termite renewal revenue comprised 55.2 percent of total termite revenue, while the remainder consisted of termite new unit sales. The increase in termite revenue reflected improved price realization and a 0.6 percent increase in new unit sales, offset, in part, by a 1.1 percent decrease in average renewal customer counts. Absolute termite renewal customer counts as of December 31, 2012 compared to 2011 declined 1.4 percent driven by a 50 bps decrease in the customer retention rate, offset, in part, by new unit sales and acquisitions. Product distribution revenue, which has lower margins than pest or termite revenue and accounted for approximately five percent of the segment's operating revenue in 2012, increased $10.1 million compared to 2011.

        Terminix's Operating Performance increased $16.0 million for the year ended December 31, 2012 compared to 2011. A $3.3 million impairment of licensed intellectual property and a $1.2 million impairment of abandoned real estate were recorded in 2012. The remaining $20.5 million increase primarily reflects the impact of higher operating revenue, a reduction in sales and marketing expense, as a percent of revenue, cost efficiencies realized through ongoing initiatives, including the benefits of sales mobility and routing and scheduling tools, the favorable impact of acquiring assets in connection with exiting certain fleet leases, and improved production labor efficiencies, offset, in part, by higher fuel prices and product distribution revenue, which has lower margins than pest or termite revenue.

Year ended December 31, 2011

        The Terminix segment reported a 3.1 percent increase in operating revenue, a 10.4 percent increase in operating income and a 10.6 percent increase in Operating Performance for the year ended December 31, 2011 compared to 2010. Pest control revenue, which was 55.0 percent of the segment's operating revenue in 2011, increased 5.3 percent compared to 2010, reflecting a 4.3 percent increase in average customer counts, a $6.0 million increase in other pest revenue, primarily bed bug services, and improved price realization. Absolute pest control customer counts as of December 31, 2011 compared to 2010 increased 6.4 percent, driven by an increase in new unit sales and acquisitions and a 70 bps increase in the customer retention rate. Termite revenue, which was 40.4 percent of the segment's operating revenue in 2011, increased 0.5 percent compared to 2010. Termite renewal revenue comprised 55.3 percent of total termite revenue, while the remainder consisted of termite new unit sales. The increase in termite revenue reflected improved price realization, offset, in part, by a 2.6 percent decrease in new unit sales and a 0.4 percent decline in average renewal customer counts. Absolute termite renewal customer counts as of December 31, 2011 compared to 2010 declined 1.0 percent driven by a decrease in new units, offset, in part, by a 10 bps increase in the customer retention rate.

        Terminix's Operating Performance increased $28.7 million for the year ended December 31, 2011 compared to 2010, which primarily reflects the impact of higher operating revenue, cost efficiencies realized through ongoing initiatives, a reduction in incentive compensation expense, termite damage claims expense and legal related expense, and the favorable impact of acquiring assets in connection with exiting certain fleet leases, offset, in part, by higher sales and marketing expense and fuel prices.

TruGreen Segment

        TruGreen, which provides residential and commercial lawn, tree and shrub care services, has embarked on a strategy to redesign its product offerings based on the latest agronomic science, transform the customer experience through the initatives described below, and rebalance its sales and marketing mix toward channels with higher retention and profitability.

        In 2011, the Company made the decision to rebalance TruGreen's sales and marketing mix toward channels with higher retention and profitability. Specifically, in 2011, TruGreen reduced its spending in the neighborhood sales channel and increased marketing spending in other sales channels which it believes will yield more attractive returns in the long-term, such as digital marketing. TruGreen also introduced its new Healthy Lawn Plan in early 2012, which provides a customized, full-year treatment plan that better matches the growing conditions in each part of the country. At the same time, TruGreen decided to de-emphasize selling less than full programs, which it believes do not foster long-term customer relationships or deliver predictable, consistent outcomes for its customers.

        TruGreen continues to rebalance it sales and marketing mix across all of its sales and marketing channels, including returning to higher spending in the neighborhood marketing channel. TruGreen will also introduce new product offerings and transform its customers' experience through a combination of new technology, including investments in a new operating system and telecommunications infrastructure, improved processes and stricter branch standards, improved pre- and post-service communication and more consistent adherence to resource planning models in its branches. The Company believes the changes it is making at TruGreen will position the business for future long-term growth in operating revenue and Operating Performance by transforming TruGreen's relationships with its customers and improving the efficiency of its operations.

Year ended December 31, 2012

        The TruGreen segment reported an 11.1 percent decrease in operating revenue and a 26.9 percent decrease in Operating Performance for the year ended December 31, 2012 compared to 2011. TruGreen's operating loss for the year ended December 31, 2012 was $805.0 million, compared to operating income of $129.3 million for the year ended December 31, 2011. Revenue from residential lawn service customers, which was 82.5 percent of the segment's operating revenue in 2012, decreased 13.0 percent compared to 2011, reflecting an 11.9 percent decline in average residential full program customer counts and a steep decline in less than full program sales, offset, in part, by improved price realization. Absolute customer counts as of December 31, 2012 compared to 2011 declined 11.3 percent, driven by a decrease in new unit sales and acquisitions, offset, in part, by a 190 bps increase in the residential full program customer retention rate. The decrease in new unit sales was significantly impacted by changes in our product offerings and the rebalancing of our sales channel mix. For the year ended December 31, 2012 compared to 2011, the segment's operating revenue also reflected a $13.5 million increase in revenue from commercial customers, offset, in part, by a $14.4 million decrease in third party revenue, primarily sales of ice melt products.

        TruGreen's operating income for the year ended December 31, 2012 and 2011 included pre-tax non-cash impairment charges of $908.9 million and $36.7 million, respectively, to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name to their estimated fair values as further discussed in Note 1 to the Consolidated Financial Statements. TruGreen's Operating Performance decreased $56.2 million for the year ended December 31, 2012 compared to 2011. Key executive transition charges of $1.4 million and $1.0 million were recorded in 2012 and 2011, respectively, which included recruiting costs related to the hiring of David Alexander, the President of TruGreen, and separation charges related to the resignation in 2012 of Thomas Bracket, a former President of TruGreen, and the resignation in 2011 of Stephen Donly, also a former President of TruGreen. The remaining $55.8 million decrease primarily reflects the impact of lower operating revenue, a reduction in labor productivity, higher fertilizer prices and usage rates, higher technology costs related to a new operating system, which is in the process of being deployed, higher fuel prices and increased investments in productivity and standardization initiatives, offset, in part, by lower sales staffing, driven by our decision to reduce our focus on the neighborhood sales channel, and a reduction in ice melt sales, which has lower margins than core lawn services.

Year ended December 31, 2011

        The TruGreen segment reported a 0.4 percent increase in operating revenue, a 15.1 percent increase in operating income and a 7.5 percent increase in Operating Performance for the year ended December 31, 2011 compared to 2010. Revenue from residential lawn service customers, which was 84.3 percent of the segment's operating revenue in 2011, was comparable to 2010, reflecting improved price realization and a $5.7 million increase in other expanded services, offset by a 4.8 percent decline in average residential full program customer counts. Absolute customer counts as of December 31, 2011 compared to 2010 declined 5.3 percent, driven by a decrease in new unit sales, primarily in our neighborhood selling channel, offset, in part, by a 70 bps increase in the residential full program customer retention rate.

        TruGreen's operating income for the year ended December 31, 2011 included pre-tax non-cash impairment charges of $36.7 million to reduce the carrying value of the TruGreen trade name to its estimated fair value as further discussed in Note 1 to the Consolidated Financial Statements. There were no similar charges in 2010. TruGreen's Operating Performance increased $14.6 million for the year ended December 31, 2011 compared to 2010. Key executive transition charges of $1.0 million were recorded in 2011, which included separation charges related to the resignation in 2011 of Stephen Donly, a former President of TruGreen. The remaining $15.6 million increase primarily reflects a reduction in sales and marketing expense driven by the reduced focus on the neighborhood sales channel and cost reductions realized through ongoing initiatives, offset, in part, by higher fuel and fertilizer prices.

American Home Shield Segment

Year ended December 31, 2012

        The American Home Shield segment, which provides home warranties and preventative maintenance contracts for household systems and appliances, reported a 5.0 percent increase in operating revenue, a 32.9 percent increase in operating income and a 7.2 percent increase in Operating Performance for the year ended December 31, 2012 compared to 2011. The operating revenue results reflect improved price realization and a 0.3 percent increase in average customer counts. Absolute customer counts as of December 31, 2012 were comparable to 2011 driven by an increase in new unit sales, offset by a 140 bps decrease in the customer retention rate.

        American Home Shield's Operating Performance increased $9.6 million for the year ended December 31, 2012 compared to 2011. American Home Shield's Operating Performance included interest and net investment income from the American Home Shield investment portfolio of $6.2 million and $9.8 million for the years ended December 31, 2012 and 2011, respectively. Additionally, a $5.4 million increase in tax related reserves and key executive transition charges of $1.2 million, which included recruiting and relocation costs and a signing bonus related to the hiring of the new President of American Home Shield and separation charges related to the retirement of the former President of American Home Shield, were recorded in 2012. The remaining $19.8 million increase primarily reflects the impact of higher operating revenue and a reduction, as a percent of revenue, in home warranty claims costs and sales and marketing expense, offset, in part, by higher provisions for certain legal matters and increased investments to drive improvements in service delivery.

        American Home Shield is investing in a new operating system that is designed to improve customer relationship management capabilities and enhance our operations. The development has taken longer than anticipated, which has resulted in a delay in the projected start of the first phase of our implementation. We expect to continue to incur capitalizable and non-capitalizable technology charges through the final implementation date but do not expect these charges to have a material impact on our financial position, results of operations or cash flows.

Year ended December 31, 2011

        The American Home Shield segment reported a 4.6 percent increase in operating revenue, a 38.7 percent increase in operating income and a 13.2 percent increase in Operating Performance for the year ended December 31, 2011 compared to 2010. The operating revenue results reflect improved price realization, driven, in part, by the introduction of new product options in our direct-to-consumer channel, and a 0.1 percent increase in average customer counts. Absolute customer counts as of December 31, 2011 compared to 2010 increased 1.6 percent driven by a 210 bps increase in the customer retention rate, offset, in part, by a decrease in new unit sales. American Home Shield's sales in the real estate channel were negatively impacted by softness in the home resale market and elimination of the government housing incentive program, which was extended through the first quarter of 2011. This decline was offset, in part, by growth in consumer sales.

        American Home Shield's Operating Performance increased $15.4 million for the year ended December 31, 2011 compared to 2010. American Home Shield's Operating Performance included interest and net investment income from the American Home Shield investment portfolio of $9.8 million and $6.2 million for the years ended December 31, 2011 and 2010, respectively. The remaining $11.8 million increase primarily reflects the impact of higher operating revenue, lower provisions for certain legal matters and cost reductions realized through ongoing initiatives, offset, in part, by higher technology costs related to a new operating system and, as a percent of revenue, higher home warranty claims costs.

ServiceMaster Clean Segment

Year ended December 31, 2012

        The ServiceMaster Clean segment, which provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 0.5 percent increase in operating revenue, a 5.6 percent decrease in operating income and a 4.7 percent decrease in Operating Performance for the year ended December 31, 2012 compared to 2011. Domestic royalty fees, which were 51.7 percent of the segment's operating revenue in 2012, decreased 3.1 percent compared to 2011, primarily driven by decreases in disaster restoration services. Revenue from janitorial national accounts, which was 11.8 percent of the segment's operating revenue in 2012, increased 36.1 percent compared to 2011, driven by strong sales activity. Sales of products to franchisees, which were 10.3 percent of the segment's operating revenue in 2012, decreased 12.9 percent compared to 2011, driven by lower franchisee demand for equipment.

        ServiceMaster Clean's Operating Performance decreased $3.0 million for the year ended December 31, 2012 compared to 2011. Key executive transition charges of $1.0 million and $0.4 million were recorded in 2012 and 2011, respectively, which included recruiting, relocation costs and a signing bonus related to the hiring of the new President of ServiceMaster Clean and Merry Maids and separations charges related to the retirement of the former President of ServiceMaster Clean. The remaining $2.4 million decrease primarily reflects the impact of lower domestic royalty fees, which have higher margins than janitorial national accounts, and lower sales of products to franchisees.

Year ended December 31, 2011

        The ServiceMaster Clean segment reported a 5.0 percent increase in operating revenue, a 4.0 percent increase in operating income and a 0.4 percent increase in Operating Performance for the year ended December 31, 2011 compared to 2010. Domestic royalty fees, which were 53.6 percent of the segment's operating revenue in 2011, increased 6.4 percent compared to 2010, driven by increases in disaster restoration services. Revenue from janitorial national accounts, which was 8.7 percent of the segment's operating revenue in 2011, increased 32.4 percent compared to 2010, driven by strong sales activity. Sales of products to franchisees, which were 11.9 percent of the segment's operating revenue in 2011, decreased 8.4 percent compared to 2010.

        ServiceMaster Clean's Operating Performance increased $0.3 million for the year ended December 31, 2011 compared to 2010. Key executive transition charges of $0.4 million were recorded in 2011, which included a signing bonus related to the hiring of the new President of

ServiceMaster Clean and Merry Maids. The remaining $0.7 million increase primarily reflects the impact of higher operating revenue, offset, in part, by higher support services costs, sales and marketing expense and technology and other costs, all driven by ongoing initiatives to increase share primarily in the commercial, fire remediation and janitorial market segments.

Other Operations and Headquarters Segment

Year ended December 31, 2012

        This segment includes the franchised and Company-owned operations of Merry Maids, SMAC and the Company's headquarters functions. The segment reported a 2.1 percent increase in operating revenue, a 13.7 percent increase in operating loss and a 15.0 percent decrease in Operating Performance for the year ended December 31, 2012 compared to 2011.

        Merry Maids, which accounted for 92.7 percent of the segment's operating revenue in 2012, reported a 1.3 percent increase in operating revenue, a 20.5 percent decrease in operating income and a 19.1 percent decrease in Operating Performance for the year ended December 31, 2012 compared to 2011. Revenue from company-owned branches, which was 73.9 percent of Merry Maids' operating revenue in 2012, decreased 0.8 percent compared to 2011, reflecting a $4.6 million reduction in operating revenue driven by the sale of ten company-owned branches to existing and new franchises in the fourth quarter of 2011, offset, in part, by improved price realization. As adjusted for branch dispositions in 2011, operating revenue reflected a 7.3 percent increase in average customer counts at company-owned branches. Absolute customer counts as of December 31, 2012 compared to 2011 increased 10.5 percent driven by a 420 bps increase in the customer retention rate and an increase in acquisitions, offset, in part, by a decrease in new unit sales. Royalty fees, which were 20.5 percent of Merry Maids' operating revenue in 2012, increased 7.7 percent compared to 2011, driven by organic franchise growth, franchise license sales and the sale of the company-owned branches to existing and new franchises. Sales of products to franchisees, which were 5.7 percent of Merry Maids' operating revenue in 2012, increased 7.7 percent compared to 2011, driven by higher equipment sales.

        Merry Maids' Operating Performance decreased $4.0 million for the year ended December 31, 2012 compared to 2011. Technology costs of $4.2 million were recorded in 2012, which related to the abandonment of certain internally developed software. Additionally, key executive transition charges of $0.6 million, which included separation charges related to the resignation of the former President of Merry Maids, and a gain of $1.3 million, resulting from the sale of the company-owned branches, were recorded in 2011. The remaining $0.9 million increase reflects the impact of higher operating revenue and improved labor efficiencies.

        The Operating Performance of SMAC and the Company's headquarters functions decreased $10.1 million for the year ended December 31, 2012 compared to 2011. The segment's Operating Performance included interest and net investment income of $0.1 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively. Additionally, key executive transition charges of $1.2 million and $4.7 million were recorded for the years ended December 31, 2012 and 2011, respectively, which included recruiting costs and signing bonuses related to the hiring of Hank Mullany, our new Chief Executive Officer, ("CEO"), Roger Cregg, a now former CFO, and other key executives and separation charges related to the resignation of Steve Martin, also a former CFO. The remaining $12.7 million decrease in Operating Performance primarily reflects higher expenses in our automobile, general liability and workers' compensation insurance programs due primarily to the reversal, in 2011, of claims reserves driven by favorable claims experience, and higher technology costs related to PCI standards compliance purposes.

Year ended December 31, 2011

        The segment reported a 2.3 percent increase in operating revenue, a 1.7 percent improvement in operating loss and a 0.6 percent improvement in Operating Performance for the year ended December 31, 2011 compared to 2010.

        Merry Maids, which accounted for 93.5 percent of the segment's operating revenue in 2011, reported a 3.0 percent increase in operating revenue, a 7.0 percent increase in operating income and a 1.9 percent increase in Operating Performance for the year ended December 31, 2011 compared to 2010. Revenue from company-owned branches, which was 75.4 percent of Merry Maids' operating revenue in 2011, increased 0.7 percent compared to 2010, driven by improved price realization, offset, in part, by a 0.3 percent decline in average customer counts. Absolute customer counts as of December 31, 2011 compared to 2010 declined 3.6 percent driven by the sale of ten company-owned branches to existing and new franchisees in the fourth quarter of 2011, offset, in part, by a 630 bps increase in the customer retention rate. Royalty fees, which were 19.3 percent of Merry Maids' operating revenue in 2011, increased 6.3 percent compared to 2010, primarily driven by market expansion.

        Merry Maids' Operating Performance increased $0.4 million for the year ended December 31, 2011 compared to 2010. Key executive transition charges of $0.6 million were recorded in 2011, which included separation charges related to the resignation of the former President of Merry Maids. Additionally, a gain of $1.3 million was recorded in 2011, resulting from the sale of the company-owned branches. The remaining $0.3 million decrease reflects an increase in sales and marketing expense, fuel costs and incentive compensation expense, offset, in part, by the impact of higher operating revenue.

        The Operating Performance of SMAC and the Company's headquarters functions increased $0.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The segment's Operating Performance included interest and net investment income of $1.0 million and $1.8 million for the years ended December 31, 2011 and 2010, respectively. Additionally, key executive transition charges of $4.7 million and $5.0 million were recorded for the years ended December 31, 2011 and 2010, respectively, which included recruiting costs and signing bonuses related to the hiring of Hank Mullany, our new CEO, and Roger Cregg, a now former CFO, and separation charges related to the resignation of Steve Martin, also a former CFO, and the retirement of Pat Spainhour, our former CEO. The remaining $0.7 million increase in Operating Performance primarily reflects lower spending in the Company's centers of excellence, as well as favorable claims trends in our automobile, general liability and workers' compensation program, offset, in part, by higher technology costs related to PCI standards compliance purposes and higher incentive compensation expense.

Discontinued Operations

        In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell TruGreen LandCare, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale ($1.9 million, net of tax) was recorded. During the year ended December 31, 2012, upon finalization of certain post-closing adjustments and disputes, the Company recorded an additional $1.3 million loss on sale ($0.5 million gain, net of tax).

        During the year ended December 31, 2010, the Company recorded pre-tax non-cash impairment charges of $46.9 million ($28.7 million, net of tax) associated with the goodwill and trade name at TruGreen LandCare in loss from discontinued operations, net of income taxes.

        The components of loss from discontinued operations, net of income taxes, and the reconciliation of operating loss to Adjusted EBITDA and Operating Performance for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended Dec. 31,
(In thousands)	2012	2011	2010
Operating loss(1)	$(1,138)	$(40,620)	$(49,971)
Benefit for income taxes(1)	(453)	(15,461)	(17,973)

Operating loss, net of income taxes(1)	(685)	(25,159)	(31,998)
Gain (loss) on sale, net of income taxes	485	(1,857)	—

Loss from discontinued operations, net of income taxes(1)	$(200)	$(27,016)	$(31,998)

Operating loss(1)	$(1,138)	$(40,620)	$(49,971)
Interest expense	—	16	46
Depreciation and amortization expense	—	3,509	11,524

EBITDA	(1,138)	(37,095)	(38,401)
Non-cash goodwill and trade name impairment(1)	—	34,185	46,884

Adjusted EBITDA	—	(2,910)	8,483
Non-cash credits attributable to purchase accounting	—	(154)	(621)
Restructuring (credits) charges	—	(203)	778

Operating Performance	$(1,138)	$(3,267)	$8,640

(1)
During 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Also includes goodwill and trade name impairments of $46.9 million ($28.7 million, net of tax) in 2010.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

        Net cash provided from operating activities from continuing operations decreased $60.4 million to $234.6 million for the year ended December 31, 2012 compared to $295.0 million for the year ended December 31, 2011 and $222.5 million for the year ended December 31, 2010.

        Net cash provided from operating activities in 2012 was comprised of $312.4 million in earnings adjusted for non-cash charges and $3.0 million in premiums received on issuance of the 2020 Notes, offset, in part, by a $20.5 million increase in cash required for working capital, $42.9 million in cash payments for the call premium paid on the redemption of $996 million aggregate principal amount of the 2015 Notes and $17.3 million in cash payments related to restructuring charges. Working capital requirements were adversely impacted by the timing of interest payments on the Senior Notes and decreased accruals for incentive compensation.

        Net cash provided from operating activities in 2011 was comprised of $334.4 million in earnings adjusted for non-cash charges, offset, in part, by $7.5 million in cash payments related to restructuring charges and a $31.9 million increase in cash required for working capital. For the year ended December 31, 2011, working capital requirements were adversely impacted by a reduction in reserve levels under certain self-insurance programs and unrecognized tax benefits.

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

Cash Flows from Investing Activities from Continuing Operations

        Net cash used for investing activities from continuing operations was $118.3 million for the year ended December 31, 2012 compared to $135.2 million for the year ended December 31, 2011 and $175.1 million for the year ended December 31, 2010.

        Capital expenditures decreased to $73.2 million in 2012 from $96.5 million in 2011 and $134.2 million in 2010 and included recurring capital needs, including vehicle fleet purchases in 2010 and 2011, and information technology projects, including a new operating system and telecommunications infrastructure at TruGreen and a new operating system at American Home Shield. The Company anticipates that capital expenditures for the full year 2013 will range from $85.0 million to $95.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology including new operating systems at TruGreen, American Home Shield and Merry Maids. The Company fulfilled our vehicle fleet needs through vehicle capital leases in 2012 and expects to fulfill our ongoing vehicle fleet needs in the same manner. The Company has no additional material capital commitments at this time.

        Cash payments for acquisitions in 2012 totaled $46.1 million, compared with $44.4 million in 2011 and $57.9 million in 2010. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at levels consistent with prior periods.

        Cash flows used for notes receivable, financial investments and securities, net in 2012 were $1.2 million and were primarily driven by increased investments in marketable securities at American Home Shield and growth in customer financing through SMAC. Cash flows provided from notes receivable, financial investments and securities, net were $3.0 million for the year ended December 31, 2011 compared to $20.4 million for the year ended December 31, 2010. Cash flows provided from notes receivable, financial instruments and securities, net in 2010 included the return of the Company's investment in previously leased real estate facilities of $22.0 million.

Cash Flows from Financing Activities from Continuing Operations

        Net cash used for financing activities from continuing operations was $18.0 million for the year ended December 31, 2012 compared to $102.2 million for the year ended December 31, 2011 and $46.4 million for the year ended December 31, 2010. During 2012, the Company sold $1.350 billion aggregate principal amount of the 2020 Notes and used a majority of the proceeds to redeem $996.0 million aggregate principal amount of the 2015 Notes and to repay $276.3 million of outstanding borrowings under the Term Facilities. During 2012, the Company made scheduled principal payments on long-term debt of $55.7 million, made payments on other long-term financing obligations of $6.9 million and paid debt issuance costs of $33.1 million related to the sale of the 2020 Notes. During 2011, the Company borrowed $4.0 million under other financing arrangements, purchased from Holdings $65.0 million face value of 2015 Notes and made scheduled principal payments of long-term debt of $40.9 million. During the year ended December 31, 2010, the

Company borrowed and repaid $5.0 million under the Revolving Credit Facility, borrowed $10.0 million under other financing arrangements, made scheduled principal payments of long-term debt of $43.8 million and made repayments of $12.5 million in connection with purchases of properties previously under lease.

Liquidity

        The Company is highly leveraged, and a substantial portion of the Company's liquidity needs are due to service requirements on indebtedness incurred in connection with the Merger, some of which has been refinanced, and from funding the Company's operations, working capital and capital expenditures. The agreements governing the Term Facilities, the 2020 Notes (which were issued in February 2012 and August 2012 as discussed further below) and the Revolving Credit Facility contain covenants that limit or restrict the ability of the Company to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2012, the Company was in compliance with the covenants under these agreements that were in effect on such date.

        The Company's ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements through December 31, 2013, including payment of interest and principal on our debt. As of December 31, 2012, the Company had $447.7 million of remaining capacity available under the Revolving Credit Facility.

  Cash and Marketable Securities

        Cash and short- and long-term marketable securities totaled $568.5 million as of December 31, 2012, compared with $471.4 million as of December 31, 2011. As of December 31, 2012 and 2011, $243.7 million and $226.2 million, respectively, of the cash and short- and long-term marketable securities balances were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield's investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

  Fleet and Equipment Financing Arrangements

        A portion of the Company's vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company's option. There are residual value guarantees by the Company (which approximate 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. As of December 31, 2012, the Company's residual value guarantees related to the leased assets totaled $20.2 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.3 million in the Consolidated Statements of Financial Position.

        The Company has entered into a fleet management services agreement (the "Fleet Agreement") which, among other things, allows the Company to obtain fleet vehicles through a leasing program. The Company fulfilled substantially all of its vehicle fleet needs in 2012 through the leasing program under the Fleet Agreement. As of December 31, 2012, the Company had acquired $41.9 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. The Company has no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. The Company anticipates that new lease financings under the Fleet Agreement for the full year 2013 will range from $45 million to $55 million.

        Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2012, the estimated fair value of the Company's fuel swap contracts was a net asset of $1.8 million, and the Company had posted $4.0 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company's Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company's ability to post letters of credit for other purposes and could limit the Company's borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

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

  Senior Notes

        During the fourth quarter of 2011, the Company purchased $65.0 million in face value of the 2015 Notes from Holdings for a cost of $68.0 million, which included payment of accrued interest of $3.0 million. The debt acquired by the Company has been retired, and the Company has discontinued the payment of interest. The Company recorded a loss on extinguishment of debt of $0.8 million in its Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2011 for the write-off of unamortized debt issuance costs related to the extinguished debt.

        In February 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $600 million aggregate principal amount of 2020 Notes. In connection with the 2020 Notes, sold in February 2012, the Company entered into a registration rights agreement, pursuant to which the Company filed with the SEC a registration statement with respect to the exchange of the 2020 Notes for similar notes that are publicly registered, which was declared effective on April 27, 2012. The 2020 Notes, sold in February 2012, will mature on February 15, 2020 and bear interest at a rate of 8 percent per annum. The proceeds from the 2020 Notes, sold in February 2012, together with available cash, were used to redeem $600 million in aggregate principal amount of the Company's outstanding 2015 Notes in the first quarter of 2012.

Following this redemption, $396 million aggregate principal amount of the 2015 Notes remained outstanding.

        In August 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $750 million aggregate principal amount of 2020 Notes. In connection with the 2020 Notes, sold in August 2012, the Company entered into a registration rights agreement, pursuant to which the Company agreed to file with the SEC a registration statement with respect to the exchange of the 2020 Notes for similar notes that are publicly registered and to cause the registration statement to become effective before August 21, 2013. The 2020 Notes, sold in August 2012, will mature on August 15, 2020 and bear interest at a rate of 7 percent per annum. The Company used a majority of the proceeds from the 2020 Notes, sold in August 2012, to redeem the remaining $396 million aggregate principal amount of its 2015 Notes and to repay $276 million of outstanding borrowings under its Term Facilities during the third quarter of 2012. The Company recorded a loss on extinguishment of debt of $55.6 million in its Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2012 related to these transactions and the redemption of the 2015 Notes in the first quarter of 2012 discussed above. The 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company's domestic subsidiaries that guarantee our indebtedness under the Credit Facilities (the "Guarantors"). The 2020 Notes are not guaranteed by any of our non-U.S. subsidiaries, any subsidiaries subject to regulation as an insurance, home warranty or similar company, or certain other subsidiaries (the "Non-Guarantors").

  Term Facilities

        In August 2012, the Company entered into an amendment (the "2012 Term Loan Facility Amendment") to its Term Loan Facility to amend the credit agreement governing the Term Loan Facility (the "Credit Agreement") primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Prior to the 2012 Term Loan Facility Amendment, the Term Loan Facility had a maturity date of July 24, 2014. Pursuant to the 2012 Term Loan Facility Amendment, $1.001 billion of outstanding borrowings under the Term Loan Facility will have a maturity date of January 31, 2017. The remaining portion of $1.219 billion of outstanding borrowings continued to have a maturity date of July 24, 2014. The interest rates applicable to the loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin or (ii) an alternate base rate, plus a borrowing margin. As of December 31, 2012, the borrowing margin for the outstanding loans with a maturity date of July 24, 2014 was 2.50 percent, while the borrowing margin for the outstanding loans with a maturity date of January 31, 2017 was 4.25 percent. The borrowing margin for outstanding loans with a maturity date of July 24, 2014 will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Credit Agreement) for the previous fiscal quarter. The 2012 Term Loan Facility Amendment also includes mechanics for future extension amendments, permits borrower buy-backs of term loans, increases the size of certain baskets and makes certain other changes to the Credit Agreement, including the reduction of the availability under the synthetic letter of credit facility from $150.0 million to $137.6 million.

        On February 22, 2013, the Company entered into Amendment No. 2 to its Term Loan Facility (the "2013 Term Loan Facility Amendment") to amend the credit agreement governing the Term Loan Facility primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Prior to the 2013 Term Loan Facility Amendment, approximately $1.219 billion of outstanding borrowings under the Term Loan Facility ("Tranche A loans") had a maturity date of July 24, 2014. Pursuant to the 2013 Term Loan Facility Amendment, the maturity of the outstanding Tranche A loans was extended, and such loans were converted into a new tranche of term loans in an aggregate principal amount, along with new loans extended by certain new lenders, of $1.220 billion ("Tranche C loans"). The maturity date for the new Tranche C loans is January 31, 2017. The interest rates applicable to the Tranche C loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves) plus 3.25 percent, with a minimum adjusted London inter-bank offered rate of 1.00 percent or (ii) an alternate base rate plus 2.25 percent, with a minimum alternate base rate of 2.00 percent. As part of the 2013 Term Loan Facility Amendment, the Company paid an original issue discount equal to 1.00 percent of the outstanding borrowings, or $12.2 million. Voluntary prepayments of borrowings under the Tranche C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00 percent premium payable in connection with certain repricing transactions within the first year. As a result of the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment, the Company will have approximately $2.2 billion of outstanding borrowings maturing January 31, 2017.

  Accounts Receivable Securitization

        The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC ("Funding"), the Company's wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the unrelated purchasers who are parties to the accounts receivable securitization arrangement ("Purchasers"). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of December 31, 2012, the amount of eligible receivables was approximately $39.2 million.

        During the years ended December 31, 2012 and 2011, there were no transfers of interests in the pool of trade accounts receivable to Purchasers under this arrangement. As of December 31, 2012 and 2011, the Company had $10.0 million outstanding under the arrangement and, as of December 31, 2012 had $29.2 million of remaining capacity available under the accounts receivable securitization arrangement.

        The accounts receivable securitization arrangement is a 364-day facility scheduled to mature on October 23, 2013. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by October 23, 2013.

  Limitations on Distributions and Dividends by Subsidiaries

        As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions, as well as restrictions under the laws of its subsidiaries' jurisdictions.

        The payment of ordinary and extraordinary dividends by the Company's subsidiaries that are regulated as insurance, home warranty or similar companies is subject to applicable state law limitations. Insurance subsidiaries and home warranty and similar subsidiaries (through which ServiceMaster conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to ServiceMaster. For example, certain states prohibit payment by these subsidiaries to ServiceMaster of dividends in excess of 10% of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $243.7 million as of December 31, 2012, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $188.7 million is held by our home warranty and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. We expect that such limitations are expected to be in effect in 2013. The remainder of the $243.7 million, or $55.0 million, is related to amounts that the Company's management does not consider readily available to be used to service indebtedness due, among other reasons, to the Company's cash management practices and working capital needs at various subsidiaries. None of the subsidiaries of ServiceMaster are obligated to make funds available to ServiceMaster through the payment of dividends.

        We consider undistributed earnings of our foreign subsidiaries as of December 31, 2012 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $28.7 million and $24.1 million as of December 31, 2012 and 2011, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

  Contractual Obligations

        The following table presents the Company's contractual obligations and commitments as of December 31, 2012. See discussion above in Liquidity for information on the 2013 Term Loan Facility Amendment entered into in February 2013, which is not reflected in the table below.

(In millions)	Total	Less than 1 Yr	1 - 3 Yrs	3 - 5 Yrs	More than 5 Yrs
Principal repayments*	$3,981.6	$41.6	$1,256.2	$976.6	$1,707.2
Capital leases	46.5	10.6	21.0	14.8	0.1
Estimated interest payments(1)	1,425.8	214.8	362.1	300.5	548.4
Non-cancelable operating leases(2)	140.6	42.0	53.9	27.4	17.3
Purchase obligations:
Supply agreements and other(3)	97.2	50.6	27.2	17.4	2.0
Outsourcing agreements(4)	76.3	23.9	20.1	21.3	11.0
Other long-term liabilities:*
Insurance claims	168.9	83.0	34.5	11.9	39.5
Discontinued Operations	0.9	0.9	—	—	—
Other, including deferred compensation trust(2)	15.2	1.5	2.1	2.0	9.6

Total Amount	$5,953.0	$468.9	$1,777.1	$1,371.9	$2,335.1

*
These items are reported in the Consolidated Statements of Financial Position.

(1)
These amounts represent future interest payments related to the Company's existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at December 31, 2012 plus the specified margin in the associated debt agreements for each period presented as of December 31, 2012. The estimated debt balance (including capital leases) as of each fiscal year end from 2013 through 2017 is $3,975.9 billion, $2,725.6 billion,

  $2,698.7 billion, $2,676.1 million and $1,707.3 million, respectively. The weighted average interest rate (including interest rate swaps) on the estimated debt balances at each fiscal year end from 2013 through 2017 is expected to be 5.6 percent, 6.3 percent, 6.3 percent, 6.3 percent and 7.4 percent, respectively. See Note 12 of the Consolidated Financial Statements for the terms and maturities of existing debt obligations.

(2)
A portion of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. The amounts in non-cancelable operating leases exclude all prospective cancelable payments under these agreements. There are residual value guarantees by the Company (which approximate 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. As of December 31, 2012, the Company's residual value guarantees related to the leased assets totaled $20.2 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.3 million in the Consolidated Statements of Financial Position. This liability has been included in other long-term liabilities above.

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

(4)
Outsourcing agreements include commitments for the purchase of certain outsourced services from third party vendors (see further discussion of the Company's agreement with IBM below). Because the services provided through these agreements are integral to the operations of the Company, the Company has concluded that it is appropriate to include the total anticipated costs for services under these agreements in the table above.

On December 11, 2008, the Company entered into an agreement with IBM pursuant to which IBM provides information technology operations and applications development services (collectively, the "IT Services") to the Company. ServiceMaster pays IBM for the IT Services under the agreement through a combination of fixed and variable charges, with variable charges fluctuating based on the Company's actual need for IT Services. For the year ended December 31, 2012, the Company paid IBM $22.4 million for the IT Services. The Company expects to phase out a significant portion of its use of IT Services from IBM by the end of 2013, but does not expect its costs for IT Services to increase materially. The figures in the table above reflect expected spend with IBM of $7.5 million for 2013 as the IT Services are reduced.

In March 2012, the Company and IBM entered into an amendment (the "IBM Amendment") to the information technology outsourcing services agreement, modifying the terms pursuant to which IBM provides IT services to the Company and its subsidiaries. The IBM Amendment facilitates the expected phase-out through 2013 of a significant portion of the services provided to the Company by IBM as of December 31, 2011. The terms and provisions of the IBM

  Amendment: (i) remove the Company's existing minimum revenue commitment to IBM; (ii) extend from 24 months to 36 months the availability of termination assistance from IBM for application development and maintenance services; (iii) allow ServiceMaster to terminate the Agreement related to network, infrastructure and end-user services for convenience upon 60 days' notice with no termination fees; (iv) significantly reduce termination fees for disaster recovery services; and (v) eliminate termination fees for application development services if the Company terminates such services after September 2013.
  In August 2012, the Company and IBM entered into a separate amendment to the information technology outsourcing services agreement, further modifying the terms pursuant to which IBM provides IT services to the Company and its subsidiaries. The amendment deletes the service levels associated with the information technology infrastructure services that have been eliminated through August 1, 2012 and amends provisions of the agreement relating to the service levels for the remaining application maintenance services. The terms of the two IBM amendments accelerate the phase out of a significant portion of the information technology services provided by IBM.

          Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2012, the Company is unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $8.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in Note 5 of the Consolidated Financial Statements.

          As further described above in Liquidity, the Company entered into the 2013 Term Loan Facility Amendment in February 2013. The following table presents the Company's contractual obligations and commitments as of December 31, 2012 as if the 2013 Term Loan Facility Amendment had occurred on December 31, 2012. This pro forma presentation impacts the Principal repayments, Estimated interest payments and Total Amount rows only. No other changes have been made from the information presented in the contractual obligations table above.

(In millions)	Total	Less than 1 Yr	1 - 3 Yrs	3 - 5 Yrs	More than 5 Yrs
Principal repayments	$3,982.5	$41.6	$73.7	$2,160.0	$1,707.2
Capital leases	46.5	10.6	21.0	14.8	0.1
Estimated interest payments	1,582.2	233.5	445.5	354.8	548.4
Non-cancelable operating leases	140.6	42.0	53.9	27.4	17.3
Purchase obligations:
Supply agreements and other	97.2	50.6	27.2	17.4	2.0
Outsourcing agreements	76.3	23.9	20.1	21.3	11.0
Other long-term liabilities:
Insurance claims	168.9	83.0	34.5	11.9	39.5
Discontinued Operations	0.9	0.9	—	—	—
Other, including deferred compensation trust	15.2	1.5	2.1	2.0	9.6

Total Amount	$6,110.3	$487.6	$678.0	$2,609.6	$2,335.1

  Financial Position—Continuing Operations

          Receivables increased from prior year levels, reflecting accounts receivable growth at American Home Shield and product sales and termite completions at Terminix.

          Prepaid expenses and other assets decreased from prior year levels, reflecting a reduction in prepaid marketing expense at Terminix.

          Current deferred tax assets increased from prior year levels, reflecting the reclassification of certain net operating losses from long-term to current.

          Property and equipment increased from prior year levels, reflecting purchases for recurring capital needs, information technology projects and vehicles.

        Goodwill decreased from prior year levels as a result of a goodwill impairment in 2012 in the TruGreen business. See Note 1 to the Consolidated Financial Statements for further information.

        Intangible assets decreased from prior year levels due to amortization expense and a trade name impairment in 2012 in the TruGreen business. See Note 1 to the Consolidated Financial Statements for further information.

        Debt issuance costs increased from prior year levels due to debt issuance costs paid related to the sale of the 2020 Notes, partially offset by write-offs of debt issuance costs related to the redemption of the 2015 Notes and an early principal payment on the Term Loan Facilities and amortization expense being recorded.

        Accounts payable increased from prior year levels, reflecting a change in the timing of payments to vendors.

        Accrued payroll and related expense decreased from prior year levels, reflecting a reduction in accrued incentive compensation expense.

        Accrued self-insurance claims and related expenses increased from prior year levels, reflecting an increase in accruals for home warranty claims in the American Home Shield business.

        Accrued interest payable decreased from prior year levels, reflecting interest payments made in conjunction with the redemption of the 2015 Notes.

        Deferred revenue increased from prior year levels, primarily reflecting higher revenue deferrals at American Home Shield.

        Long-term debt increased from prior year levels, reflecting the issuance of the 2020 Notes, offset, in part, by the redemption of the 2015 Notes and payments made on the Term Loan Facilities, as discussed in "Liquidity", and scheduled principal payments.

        Non-current deferred tax liabilities decreased from prior year levels, reflecting the goodwill and trade name impairment, offset, in part, by the reclassification of certain net operating losses from long-term to current.

        Other long-term obligations, primarily self-insured claims, decreased from prior year levels, reflecting decreases in the fair value liability recorded for interest rate swap contracts and reductions in required reserve levels under certain of our self-insurance programs.

        Total shareholder's equity was $554.7 million as of December 31, 2012 compared to $1.248 billion as of December 31, 2011.

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

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2012, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

        Accruals for home warranty claims in the American Home Shield business are made based on the Company's claims experience and actuarial projections. Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period identified.

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

        The Company has franchise agreements in its Terminix, TruGreen, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately four percent of annual consolidated operating revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed.

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

        As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company adopted the provisions of ASU 2011-08, "Testing Goodwill for Impairment," in the fourth quarter of 2011. This Accounting Standards Update ("ASU") gives entities the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. For the 2012 annual goodwill impairment review performed as October 1, 2012, the Company did not perform qualitative assessments on any reporting units, but instead completed Step 1 of the goodwill impairment test for all reporting units. For the 2011 annual goodwill impairment review performed as of October 1, 2011, the Company performed qualitative assessments on the Terminix, American Home Shield and ServiceMaster Clean reporting units. Based on these assessments, the Company determined that, more likely than not, the fair values of Terminix, American Home Shield and ServiceMaster Clean were greater than their respective carrying amounts. As a result, the two-step goodwill impairment test was not performed for Terminix, American Home Shield and ServiceMaster Clean in 2011.

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

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a DCF analysis, a market-based comparable approach and a market-based transaction approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, terminal growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based comparable approach and relevant transaction multiples for the market-based transaction approach. The cash flows employed in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based on estimated growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based comparable and transaction approaches utilize comparable company public trading values, comparable company historical results, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

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

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company performed an interim goodwill impairment analysis at TruGreen as of September 30, 2012 that resulted in a pre-tax non-cash goodwill impairment of $794.2 million. During the fourth quarter of 2012, the Company finalized its September 30, 2012 TruGreen valuation resulting in a $4.0 million adjustment to goodwill decreasing the 2012 goodwill impairment charge to $790.2 million. The Company's 2012, 2011, and 2010 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments.

        The Company performed an interim trade name impairment analysis at TruGreen as of June 30, 2012 resulting in a pre-tax non-cash trade name impairment charge of $67.7 million recorded in the second quarter of 2012. Further, the Company performed an interim trade name impairment analysis at TruGreen as of September 30, 2012 resulting in a pre-tax non-cash trade name impairment charge of $51.0 million recorded in the third quarter of 2012.

        The Company's annual trade name impairment analyses, which were performed as of October 1 of each year, resulted in pre-tax non-cash impairment of $36.7 million in 2011 related to the TruGreen trade name. The Company's October 1, 2012 and 2010 trade name impairment analyses did not result in any trade name impairments. The impairment charges by business segment for the years ended December 31, 2012 and 2011, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2012 and 2011 are as follows:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters(1)	Total
Balance at December 31, 2009 and 2010	$875,100	$762,200	$140,400	$152,600	$439,900	$2,370,200
2011 Impairment	—	(36,700)	—	—	—	(36,700)

Balance at December 31, 2011	875,100	725,500	140,400	152,600	439,900	2,333,500
2012 Impairment	—	(118,700)	—	—	—	(118,700)

Balance at December 31, 2012	$875,100	$606,800	$140,400	$152,600	$439,900	$2,214,800

(1)
The Other Operations and Headquarters segment includes Merry Maids.

        The goodwill impairment charge recorded in 2012 was primarily attributable to a decline in forecasted 2012 cash flows and a decrease in projected future growth in cash flows at TruGreen over a defined projection period as of September 30, 2012 compared to the projections used in the previous annual impairment assessment performed on October 1, 2011. The changes in projected cash flows at TruGreen were in part a consequence of the shift in strategy for TruGreen described in "Segment Review—TruGreen Segment" in Management's Discussion and Analysis in Item 7 of this Form 10-K. Although the Company projected future growth in cash flows at TruGreen as a part of its September 30, 2012 impairment analysis, total cash flows and projected growth in those cash flows were lower than that projected at the time TruGreen was tested for impairment in 2011. The long-term growth rates used in the impairment tests at September 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rate used in the September 30, 2012 impairment test was 50 bps lower than the discount rate used in the October 1, 2011 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis in 2011.

        Based on the revenue results at TruGreen in the first six months of 2012 and a then lower revenue outlook for the remainder of 2012 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2012. That impairment analysis resulted in a $67.7 million impairment charge recorded in the second quarter of 2012. Based on the revenue results of TruGreen in the third quarter of 2012 and the revised outlook for the remainder of the year and future years, the Company performed another impairment analysis on its TruGreen trade name to determine its fair value as of September 30, 2012. Based on the revised projected revenue for TruGreen as compared to the projections used in the second quarter 2012 impairment test, the Company determined the fair value attributable to the TruGreen trade name was less than its carrying value by $51.0 million, which was recorded as a trade name impairment in the third quarter of 2012.

        The impairment charge recorded in the second quarter of 2012 was primarily attributable to a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2012 compared to the projections used in the previous annual impairment assessment performed on October 1, 2011. The third quarter impairment charge was primarily attributable to a further reduction in projected revenue growth as compared to expectations in the second quarter of 2012. The changes in projected future revenue growth at TruGreen were in part a consequence of the shift in strategy for TruGreen described in "Segment Review—TruGreen Segment" in Management's Discussion and Analysis in Item 7 of this Form 10-K. Although the Company projected future growth in revenue at TruGreen over a defined projection period as a part of its September 30, 2012 impairment analysis, such growth was lower than the revenue growth projected at the time the trade name was tested for impairment in the second quarter of 2012. The long-term revenue growth rates used for periods after the defined projection period in the impairment tests at September 30, 2012, June 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rates used in the September 30, 2012 and June 30, 2012 impairment tests were the same, but were 50 bps lower than the discount rate used in the October 1, 2011 impairment test for the TruGreen trade name. The decrease in the discount rate from 2011 is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis.

        The impairment charge in 2011 was primarily attributable to the use of higher discount rates in the DCF valuation analyses as compared to the discount rates used in the 2010 impairment analyses. Although the projected future growth in cash flows in 2011 were slightly higher than in the 2010 valuation, the increase in the discount rates more than offset the improved cash flows. The increase in the discount rates is primarily attributable to changes in market conditions which indicated a lower risk tolerance in 2011 as compared to 2010. This lower risk tolerance is exhibited through the marketplace's desire for higher returns in order to accept market risk. The long-term revenue growth rates used in the analyses for the October 1, 2011 and 2010 impairment tests were the same and in line with historical U.S. gross domestic product growth rates.

        Had the Company used a discount rate in assessing the impairment of its trade names as of October 1, 2012 that was one percent higher across all business segments (holding all other assumptions unchanged), the Company would have recorded an additional trade name impairment charge of approximately $50.9 million in 2012.

        As a result of the trade name impairment recorded in 2012, the carrying value of the TruGreen trade name was adjusted to its estimated fair value as of September 30, 2012. Any further decline in the estimated fair value of this trade name will result in additional trade name impairment. It is possible that such impairment, if required, could be material and may need to be recorded prior to the fourth quarter of 2013 (i.e., during an interim period) if the Company's results of operations or other factors require an impairment test at an interim date.

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations.

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 20 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. All of the Company's fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statements of Financial Position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss).

        See Note 1 of the Consolidated Financial Statements for a summary of newly issued accounting statements and positions applicable to the Company.

Disclosure under Section 13(r) of the Exchange Act

        Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term "affiliate" broadly, it includes any entity that controls us or is under common control with us ("control" is also construed broadly by the SEC). Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. ("SPIE"), an affiliate of CD&R based in France, maintained bank accounts during 2012 at Bank Melli, an Iranian bank designated under Executive Order No. 13382. We have no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that in 2012, an indirect subsidiary of SPIE received payments into the Bank Melli accounts for €2,497,732.83 from PetroIran Development Company ("PEDCO") and €11,062.58 from Iran Oil Pipelines & Telecommunication Group ("IOPTC"), in partial payment of amounts that were owed to certain indirect subsidiaries of SPIE for goods and services delivered in prior years, indirectly transferred approximately €430,000 from the accounts to France through the use of an intermediary, indirectly transferred approximately €360,000 from the accounts to the U.A.E. through other intermediaries (part of which we understand has not yet been received), and used the accounts to pay office rent, the salary of one employee and other administrative expenses. SPIE understands that PEDCO and IOPTC are companies owned or controlled by the Government of Iran. CD&R has informed us that the relevant SPIE entities received authorization from the French Ministry of the Economy, Finances and Industry for the receipt of the funds and the transfer to France, that SPIE and its subsidiaries obtained no revenue or profit from these transactions, apart from payment of the two receivables described above, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department ("OFAC"), and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli, PEDCO or IOPTC in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.

Information Regarding Forward-Looking Statements

        This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "shall," "should," "would," "could," "seeks," "aims," "projects," "is optimistic," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; commodities trends; growth strategies or expectations; expanding our commercial services; expectations for American Home Shield's and Merry Maids' new operating systems, which are currently under development, and TruGreen's new operating system, which is in the process of being deployed; capital expenditures and requirements, including for American Home Shield's, TruGreen's and Merry Maids' new operating systems; estimates for phasing out certain IT services from IBM and projections for expenditures to IBM in 2013; plans for equiping TruGreen's sales associates with handheld technology to make the sales process more efficient and effective; human resources, finance and other outsourcing and insourcing arrangements; customer retention; the continuation of acquisitions; fuel prices; impairment charges related to goodwill and intangible assets and assumptions and estimates used in performing impairment analyses, including discount rates and revenue and cash flow projections; estimates of future amortization expense for intangible assets; attraction and retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers' compensation, auto and general liability risks; estimates of accruals for home warranty claims; estimates of future payments under operating and capital leases; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; continuation of tuck-in acquisitions; potential indemnification claims associated with the TruGreen LandCare disposition; and the impact of prevailing economic conditions.

        Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in "Risk Factors" in this report and the company's annual and quarterly reports filed with the SEC, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

  •
  our ability to successfully implement our strategy for TruGreen, including the redesign of TruGreen's product mix and the re-balancing of its sales mix and marketing program;

  •
  changes in the source and intensity of competition in our market segments;

  •
  our ability to attract and retain key personnel;

  •
  weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and seasonality factors that affect the demand for, or our ability to provide, our services and the cost and quantity of our claims and services;

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

  •
  epidemics, pandemics or other public health concerns or crises that could affect the demand for, or our ability to provide, our services, resulting in a reduction in operating revenue;

  •
  a continuation or change in general economic, financial and credit conditions in the United States and elsewhere (for example, any adverse developments in the global credit and financial markets due to the ongoing European financial and economic crisis and the United States debt ceiling, deficit and budget issues), especially as such may affect home sales, consumer or business liquidity, bank failures, consumer or commercial confidence or spending levels including as a result of inflation or deflation, unemployment, interest rate fluctuations, changes in discount rates, mortgage foreclosures and subprime credit dislocations;

  •
  a failure of any insurance company that provides insurance or reinsurance to us or of third party contract partners, including counterparties to our fuel and interest rate swaps;

  •
  changes in our services or products;

  •
  existing and future governmental regulation and the enforcement thereof, including, without limitation, regulation relating to the environment, including the Federal Trade Commission rules on green marketing; restricting or banning of telemarketing; door-to-door solicitation; direct mail or other marketing activities; Terminix's termite inspection and protection plan; chemicals used in our businesses; regulations impacting contractual provisions requiring arbitration or automatic renewals of contracts; or other legislation, regulation or interpretations impacting our business;

  •
  laws and regulations relating to financial reform and the use of derivative instruments and any new regulations or changes in existing regulations promulgated by the U.S. Consumer Financial Protection Bureau;

  •
  the success of, and costs associated with, restructuring initiatives;

  •
  the number, type, outcomes (by judgment or settlement) and costs of legal, regulatory (for example, relating to the Real Estate Settlement Procedures Act) or administrative proceedings, including, without limitation, collective, representative or class action litigation, and changes in the law regarding arbitration and conduct of collective, representative and class action litigation;

  •
  labor organizing activities at our subsidiaries or our franchisees and new regulations or changes in existing regulations and procedures by the National Labor Relations Board, including those that may affect our associates, such as our arbitration and other policies;

  •
  risk of liabilities being passed through from our franchisees and licensees;

  •
  risks associated with acquisitions or other strategic transactions, including, without limitation, acquired liabilities, retaining customers from businesses acquired, achieving expected synergies from acquired businesses and difficulties in integrating acquired businesses or implementing strategic transactions generally, in addition to risks associated with international acquisition transactions;

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

  •
  regulations imposed by several states related to our home warranty and insurance subsidiaries, including those limiting the amount of funds that can be paid to the Company by its subsidiaries;

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

  •
  costs and timing of implementation of upgrades to our information technology systems, including the completion of American Home Shield's, TruGreen's and Merry Maids' new operating systems (certain aspects of which are related to customer relationship management and mobility technology) and the information technology initiatives for our human resources and other corporate functions, which are intended to: enhance customer service; protect against theft of customer and corporate sensitive information; comply with industry standards; and minimize disruptions in the Company's operations and centers of excellence; and

  •
  other factors described in this report and from time to time in documents that we file with the SEC.

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

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements, primarily interest rate and fuel swap agreements, in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions could have a material impact on the Company's financial statements.

Interest Rate Risk

        The Company has entered into various interest rate swap agreements. Under the terms of these agreements, the Company pays a fixed rate of interest on the stated notional amount, and the Company receives a floating rate of interest (based on one month LIBOR) on the stated notional amount. Therefore, during the term of the swap agreements, the effective interest rate on the portion of the term loans under the Term Facilities equal to the stated notional amount is fixed at the stated rate in the interest rate swap agreements plus the incremental borrowing margin (2.50 percent as of December 31, 2012 for term loans maturing in July 2014 and 4.25 percent as of December 31, 2012 for term loans maturing in January 2017). The changes in interest rate swap agreements in effect for the years ended December 31, 2012, 2011 and 2010, as well as the cumulative interest rate swaps outstanding as of December 31, 2012 and 2011 are as follows:

(In thousands)	Notional Amount	Weighted Average Fixed Rate(1)
Interest rate swap agreements in effect as of December 31, 2009	$1,430,000	3.89%
Entered into effect	530,000
Expired	(530,000)

Interest rate swap agreements in effect as of December 31, 2010	1,430,000	3.68%
Entered into effect	450,000
Expired	(450,000)

Interest rate swap agreements in effect as of December 31, 2011	1,430,000	2.84%
Expired	(450,000)

Interest rate swap agreements in effect as of December 31, 2012	$980,000	1.70%

(1)
Before the application of the applicable borrowing margin.

        Interest rate swap agreements in effect as of December 31, 2012 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Weighted Average Fixed Rate(1)	Floating Rate
June 10, 2010	March 3, 2011	March 1, 2013	100,000	1.77%	One month LIBOR
June 10, 2010	September 1, 2011	September 1, 2013	50,000	2.25%	One month LIBOR
June 15, 2010	March 3, 2011	March 1, 2013	150,000	1.66%	One month LIBOR
June 15, 2010	September 1, 2011	September 1, 2013	150,000	2.21%	One month LIBOR
August 18, 2011	September 1, 2011	August 1, 2013	530,000	1.51%	One month LIBOR

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

        The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to its overall results of operations. A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of December 31, 2012, each one percentage point change in interest rates would result in an approximate $12.4 million change in the annual interest expense on our Term Facilities after considering the impact of the interest rate swaps into which we had entered. Assuming all revolving loans were fully drawn as of December 31, 2012, each one percentage point change in interest rates would result in an approximate $4.5 million change in annual interest expense on our Revolving Credit Facility.

        We are also exposed to increases in interest rates with respect to our arrangement enabling us to transfer an interest in certain receivables to unrelated third parties. Assuming all available amounts were transferred under this arrangement, each one percentage point change in interest rates would result in an approximate $0.5 million change in annual interest expense with respect to this arrangement. We are also exposed to increases in interest rates with respect to our floating rate operating and capital leases, and a one percentage point change in interest rates would result in an approximate $0.7 million change in annual expenses with respect to such leases. The Company's exposure to interest rate fluctuations has not changed significantly since December 31, 2011. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate leases.

        The following table summarizes information about the Company's debt as of December 31, 2012 (after considering the effect of the interest rate swap agreements), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2012.

	Expected Year of Maturity
								Fair Value
As of December 31, 2012	2013	2014	2015	2016	2017	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$12.0	$991.5	$9.0	$4.7	$2.0	$1,707.2	$2,726.4	$2,711.5
Average interest rate	8.8%	4.3%	8.7%	8.4%	8.5%	7.4%	6.3%
Variable rate	$40.2	$258.8	$17.9	$17.9	$966.8	$0.1	$1,301.7	$1,306.7
Average interest rate	2.8%	2.8%	3.6%	3.6%	4.4%	2.5%	4.0%
Interest Rate Swaps:
Receive variable/pay fixed	$980.0
Average pay rate(1)	1.7%
Average receive rate(1)	0.2%

(1)
Before the application of the applicable borrowing margin.

        In February 2013, the Company entered into the 2013 Term Loan Facility Amendment, which is not reflected in the table above. The following table summarizes information about the Company's debt as of December 31, 2012 as if the 2013 Term Loan Facility Amendment had occurred on December 31, 2012 (after considering the effect of the interest rate swap agreements), including the principal payments and related weighted average interest rates by expected maturity dates based on applicable rates at December 31, 2012.

	Expected Year of Maturity
								Fair Value
As of December 31, 2012	2013	2014	2015	2016	2017	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$12.0	$11.5	$9.0	$4.7	$982.0	$1,707.2	$2,726.4	$2,711.5
Average interest rate	8.8%	8.8%	8.7%	8.4%	4.2%	7.4%	6.3%
Variable rate	$40.2	$44.1	$30.1	$30.1	$1,158.0	$0.1	$1,302.6	$1,307.6
Average interest rate	3.3%	3.4%	3.9%	3.8%	4.4%	2.5%	4.3%
Interest Rate Swaps:
Receive variable/pay fixed	$980.0
Average pay rate(1)	1.7%
Average receive rate(1)	0.2%

Fuel Price Risk

        The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 20 million gallons of fuel on an annual basis. A ten percent change in fuel prices would result in a change of approximately $7.0 million in the Company's annual fuel cost before considering the impact of fuel swap contracts. The Company's exposure to changes in fuel prices has not changed significantly since December 31, 2011.

        The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2012, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $40.2 million, maturing through 2013. The estimated fair value of these contracts as of December 31, 2012 was a net asset of $1.8 million. These fuel swap contracts provide a fixed price for approximately 58 percent of the Company's estimated fuel usage for 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The ServiceMaster Company
Memphis, Tennessee

        We have audited the accompanying consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholder's equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The ServiceMaster Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 4, 2013

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Revenue	$3,193,281	$3,205,872	$3,127,394
Operating Costs and Expenses:
Cost of services rendered and products sold	1,861,669	1,813,706	1,777,304
Selling and administrative expenses	872,026	880,492	895,950
Amortization expense	65,298	91,352	136,000
Goodwill and trade name impairment	908,873	36,700	—
Restructuring charges	18,177	8,162	11,448

Total operating costs and expenses	3,726,043	2,830,412	2,820,702

Operating (Loss) Income	(532,762)	375,460	306,692
Non-operating Expense (Income)
Interest expense	246,284	273,123	286,933
Interest and net investment income	(7,845)	(10,886)	(9,358)
Loss on extinguishment of debt	55,554	774	—
Other expense	622	700	733

(Loss) Income from Continuing Operations before Income Taxes	(827,377)	111,749	28,384
(Benefit) provision for income taxes	(114,260)	43,912	10,945
Equity in losses of joint venture	(226)	—	—

(Loss) Income from Continuing Operations	(713,343)	67,837	17,439
Loss from discontinued operations, net of income taxes	(200)	(27,016)	(31,998)

Net (Loss) Income	(713,543)	40,821	(14,559)

Other Comprehensive Income, Net of Income Taxes:
Net unrealized gains (losses) on securities:
Unrealized (losses) gains	(692)	3,092	2,808
Reclassification adjustment for net losses (gains) realized	1,657	(3,787)	(1,225)

Net unrealized gains (losses) on securities	965	(695)	1,583

Net unrealized gains on derivative instruments:
Unrealized losses	(571)	(3,419)	(24,901)
Reclassification adjustment for net losses realized	12,810	16,733	27,535

Net unrealized gains on derivative instruments	12,239	13,314	2,634
Foreign currency translation	(426)	(1,460)	2,186

Other Comprehensive Income, Net of Income Taxes	12,778	11,159	6,403

Total Comprehensive (Loss) Income	$(700,765)	$51,980	$(8,156)

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In thousands, except share data)

	As of December 31,
	2012	2011
Assets:
Current Assets:
Cash and cash equivalents	$422,745	$328,930
Marketable securities	19,347	12,026
Receivables, less allowances of $21,347 and $20,362, respectively	403,705	374,200
Inventories	56,562	59,643
Prepaid expenses and other assets	37,344	38,295
Deferred customer acquisition costs	33,921	30,403
Deferred taxes	107,499	90,609
Assets of discontinued operations	—	17

Total Current Assets	1,081,123	934,123

Property and Equipment:
At cost	633,582	541,817
Less: accumulated depreciation	(293,534)	(235,058)

Net Property and Equipment	340,048	306,759

Other Assets:
Goodwill	2,412,251	3,161,980
Intangible assets, primarily trade names, service marks and trademarks, net	2,373,469	2,543,539
Notes receivable	22,419	23,322
Long-term marketable securities	126,456	130,456
Other assets	10,197	8,846
Debt issuance costs	44,951	37,798

Total Assets	$6,410,914	$7,146,823

Liabilities and Shareholder's Equity:
Current Liabilities:
Accounts payable	$86,710	$81,641
Accrued liabilities:
Payroll and related expenses	78,188	85,346
Self-insured claims and related expenses	83,035	73,071
Accrued interest payable	54,156	67,011
Other	58,994	70,103
Deferred revenue	483,897	473,242
Liabilities of discontinued operations	905	805
Current portion of long-term debt	52,214	51,838

Total Current Liabilities	898,099	903,057

Long-Term Debt	3,909,039	3,824,032
Other Long-Term Liabilities:
Deferred taxes	934,271	1,036,693
Liabilities of discontinued operations	—	2,070
Other long-term obligations, primarily self-insured claims	114,855	133,052

Total Other Long-Term Liabilities	1,049,126	1,171,815

Commitments and Contingencies (See Note 9)
Shareholder's Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,471,789	1,464,293
Retained deficit	(923,705)	(210,162)
Accumulated other comprehensive income (loss)	6,566	(6,212)

Total Shareholder's Equity	554,650	1,247,919

Total Liabilities and Shareholder's Equity	$6,410,914	$7,146,823

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholder's Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2009	$—	$1,446,529	$(236,424)	$(23,774)	$1,186,331

Net loss			(14,559)		(14,559)
Other comprehensive income, net of tax:
Net unrealized gain on securities				1,583	1,583
Net unrealized gain on derivative instruments				2,634	2,634
Foreign currency translation				2,186	2,186

Total comprehensive (loss) income			(14,559)	6,403	(8,156)
Stock-based employee compensation—contribution from Holdings		9,352			9,352

Balance December 31, 2010	$—	$1,455,881	$(250,983)	$(17,371)	$1,187,527

Net income			40,821		40,821
Other comprehensive income, net of tax:
Net unrealized loss on securities				(695)	(695)
Net unrealized gain on derivative instruments				13,314	13,314
Foreign currency translation				(1,460)	(1,460)

Total comprehensive income			40,821	11,159	51,980
Stock-based employee compensation—contribution from Holdings		8,412			8,412

Balance December 31, 2011	$—	$1,464,293	$(210,162)	$(6,212)	$1,247,919

Net loss			(713,543)		(713,543)
Other comprehensive income, net of tax:
Net unrealized gain on securities				965	965
Net unrealized gain on derivative instruments				12,239	12,239
Foreign currency translation				(426)	(426)

Total comprehensive (loss) income			(713,543)	12,778	(700,765)
Stock-based employee compensation—contribution from Holdings		7,119			7,119
Other		377			377

Balance December 31, 2012	$—	$1,471,789	$(923,705)	$6,566	$554,650

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash and Cash Equivalents at Beginning of Period	$328,930	$252,698	$255,356
Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(713,543)	40,821	(14,559)
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	200	27,016	31,998
Equity in losses of joint venture	226	—	—
Depreciation expense	80,944	72,084	60,625
Amortization expense	65,298	91,352	136,000
Amortization of debt issuance costs	13,275	14,061	14,503
Loss on extinguishment of debt	55,554	774	—
Call premium paid on retirement of debt	(42,893)	—	—
Premium received on issuance of debt	3,000	—	—
Deferred income tax (benefit) provision	(123,759)	35,048	4,455
Stock-based compensation expense	7,119	8,412	9,352
Goodwill and trade name impairment	908,873	36,700	—
Restructuring charges	18,177	8,162	11,448
Cash payments related to restructuring charges	(17,342)	(7,530)	(10,789)
Change in working capital, net of acquisitions:
Current income taxes	657	(2,856)	(6,757)
Receivables	(25,734)	(22,992)	(32,914)
Inventories and other current assets	7,898	1,538	(238)
Accounts payable	6,495	2,581	11,899
Deferred revenue	9,173	22,134	(1,928)
Accrued liabilities	(41,218)	(33,642)	2,427
Other, net	22,209	1,338	7,022

Net Cash Provided from Operating Activities from Continuing Operations	234,609	295,001	222,544

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(73,228)	(96,540)	(134,234)
Sale of equipment and other assets	2,197	4,605	1,355
Acquisition of The ServiceMaster Company	—	(35)	(2,245)
Other business acquisitions, net of cash acquired	(46,138)	(44,365)	(57,941)
Purchase of other intangibles	—	(1,900)	(2,500)
Notes receivable, financial investments and securities, net	(1,176)	3,009	20,427

Net Cash Used for Investing Activities from Continuing Operations	(118,345)	(135,226)	(175,138)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,350,000	4,000	15,000
Payments of debt	(1,334,947)	(105,905)	(61,333)
Debt issuance costs paid	(33,089)	(267)	(30)

Net Cash Used for Financing Activities from Continuing Operations	(18,036)	(102,172)	(46,363)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(802)	(5,888)	6,776
Cash (used for) provided from investing activities:
Proceeds from sale of businesses	(3,611)	26,134	—
Other investing activities	—	(1,617)	(10,477)

Net Cash (Used for) Provided from Discontinued Operations	(4,413)	18,629	(3,701)

Cash Increase (Decrease) During the Period	93,815	76,232	(2,658)

Cash and Cash Equivalents at End of Period	$422,745	$328,930	$252,698

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

        Summary:    The preparation of the Consolidated Financial Statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2012, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

        Accruals for home warranty claims in the American Home Shield business are made based on the Company's claims experience and actuarial projections. Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period identified.

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

        The Company has franchise agreements in its Terminix, TruGreen, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of annual consolidated operating revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $73.0 million, $74.1 million and $70.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Consolidated operating loss from continuing operations was $532.8 million for the year ended December 31, 2012 and consolidated operating income was $375.5 million and $306.7 million for the years ended December 31, 2011 and 2010, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company's Consolidated Financial Statements for all periods.

        Revenues are presented net of sales taxes collected and remitted to government taxing authorities in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.

        The Company had $483.9 million and $473.2 million of deferred revenue as of December 31, 2012 and 2011, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection, pest control and lawn care services.

        Deferred Customer Acquisition Costs:    Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

acquisition costs amounted to $33.9 million and $30.4 million as of December 31, 2012 and 2011, respectively.

        Interim Reporting:    TruGreen has significant seasonality in its business. In the winter and spring, this business sells a series of lawn applications to customers which are rendered primarily in March through October (the production season). This business incurs incremental selling expenses at the beginning of the year that directly relate to successful sales for which the revenues are recognized in later quarters. On an interim basis, TruGreen defers these incremental selling expenses, pre-season advertising costs and annual repairs and maintenance costs that are incurred primarily in the first quarter. These costs are deferred and recognized in proportion to the revenue generated over the production season and are not deferred beyond the calendar year-end. Other business segments of the Company also defer, on an interim basis, advertising costs incurred early in the year. These pre-season costs are deferred and recognized approximately in proportion to revenue over the balance of the year and are not deferred beyond the calendar year-end.

        Advertising:    As discussed in the "Interim Reporting" note above, certain pre-season advertising costs are deferred and recognized approximately in proportion to the revenue over the year. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Advertising expense for the years ended December 31, 2012, 2011 and 2010 was $163.9 million, $161.0 million and $159.2 million, respectively.

        Inventory:    Inventories are recorded at the lower of cost (primarily on a weighted average cost basis) or market. The Company's inventory primarily consists of finished goods to be used on the customers' premises or sold to franchisees.

  Property and Equipment, Intangible Assets and Goodwill:

        Property and equipment consist of the following:

	Balance as of December 31,
			Estimated Useful Lives (Years)
(In millions)	2012	2011
Land	$21.7	$22.9	N/A
Buildings and improvements	77.4	76.0	10 - 40
Technology and communications	259.0	207.0	3 - 7
Machinery, production equipment and vehicles	255.7	216.7	3 - 9
Office equipment, furniture and fixtures	19.7	19.2	5 - 7

	633.5	541.8
Less accumulated depreciation	(293.5)	(235.0)

Net property and equipment	$340.0	$306.8

        Depreciation of property and equipment, including depreciation of assets held under capital leases, was $80.9 million, $72.1 million and $60.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        Intangible assets consisted primarily of goodwill in the amount of $2.412 billion and $3.162 billion, indefinite-lived trade names in the amount of $2.215 billion and $2.334 billion, and other intangible assets in the amount of $158.7 million and $210.0 million as of December 31, 2012 and 2011, respectively.

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

        As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company adopted the provisions of ASU 2011-08, "Testing Goodwill for Impairment," in the fourth quarter of 2011. This ASU gives entities the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. For the 2012 annual goodwill impairment review performed as October 1, 2012, the Company did not perform qualitative assessments on any reporting units, but instead completed Step 1 of the goodwill impairment test for all reporting units. For the 2011 annual goodwill impairment review performed as of October 1, 2011, the Company performed qualitative assessments on the Terminix, American Home Shield and ServiceMaster Clean reporting units. Based on these assessments, the Company determined that, more likely than not, the fair values of Terminix, American Home Shield and ServiceMaster Clean were greater than their respective carrying amounts. As a result, the two-step goodwill impairment test was not performed for Terminix, American Home Shield and ServiceMaster Clean in 2011.

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

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a DCF analysis, a market-based comparable approach and a market-based transaction approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, terminal growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based comparable approach and relevant transaction multiples for the market-based transaction approach. The cash flows employed in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based on estimated growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based comparable and transaction approaches utilize comparable company public trading values, comparable company historical results, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

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

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company performed an interim goodwill impairment analysis at TruGreen as of September 30, 2012 that resulted in a pre-tax non-cash goodwill impairment of $794.2 million. During the fourth quarter of 2012, the Company finalized its September 30, 2012 TruGreen valuation resulting in a $4.0 million adjustment to goodwill

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

decreasing the 2012 goodwill impairment charge to $790.2 million. The Company's 2012, 2011, and 2010 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments.

        The Company performed an interim trade name impairment analysis at TruGreen as of June 30, 2012 resulting in a pre-tax non-cash trade name impairment charge of $67.7 million recorded in the second quarter of 2012. Further, the Company performed an interim trade name impairment analysis at TruGreen as of September 30, 2012 resulting in a pre-tax non-cash trade name impairment charge of $51.0 million recorded in the third quarter of 2012.

        The Company's annual trade name impairment analyses, which were performed as of October 1 of each year, resulted in pre-tax non-cash impairment of $36.7 million in 2011 related to the TruGreen trade name. The Company's October 1, 2012 and 2010 trade name impairment analyses did not result in any trade name impairments. The impairment charges by business segment for the years ended December 31, 2012 and 2011, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2012 and 2011 are as follows:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters(1)	Total
Balance at December 31, 2009 and 2010	$875,100	$762,200	$140,400	$152,600	$439,900	$2,370,200
2011 Impairment	—	(36,700)	—	—	—	(36,700)

Balance at December 31, 2011	875,100	725,500	140,400	152,600	439,900	2,333,500
2012 Impairment	—	(118,700)	—	—	—	(118,700)

Balance at December 31, 2012	$875,100	$606,800	$140,400	$152,600	$439,900	$2,214,800

(1)
The Other Operations and Headquarters segment includes Merry Maids.

        The goodwill impairment charge recorded in 2012 was primarily attributable to a decline in forecasted 2012 cash flows and a decrease in projected future growth in cash flows at TruGreen over a defined projection period as of September 30, 2012 compared to the projections used in the previous annual impairment assessment performed on October 1, 2011. The changes in projected cash flows at TruGreen were in part a consequence of the shift in strategy for TruGreen described in "Segment Review—TruGreen Segment" in Management's Discussion and Analysis in Item 7 of this Form 10-K. Although the Company projected future growth in cash flows at TruGreen as a part of its September 30, 2012 impairment analysis, total cash flows and projected growth in those cash flows were lower than that projected at the time TruGreen was tested for impairment in 2011. The long-term growth rates used in the impairment tests at September 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rate used in the September 30, 2012 impairment test was 50 bps lower than the discount rate used in the October 1, 2011 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis in 2011.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        Based on the revenue results at TruGreen in the first six months of 2012 and a then lower revenue outlook for the remainder of 2012 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2012. That impairment analysis resulted in a $67.7 million impairment charge recorded in the second quarter of 2012. Based on the revenue results of TruGreen in the third quarter of 2012 and the revised outlook for the remainder of the year and future years, the Company performed another impairment analysis on its TruGreen trade name to determine its fair value as of September 30, 2012. Based on the revised projected revenue for TruGreen as compared to the projections used in the second quarter 2012 impairment test, the Company determined the fair value attributable to the TruGreen trade name was less than its carrying value by $51.0 million, which was recorded as a trade name impairment in the third quarter of 2012.

        The impairment charge recorded in the second quarter of 2012 was primarily attributable to a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2012 compared to the projections used in the previous annual impairment assessment performed on October 1, 2011. The third quarter impairment charge was primarily attributable to a further reduction in projected revenue growth as compared to expectations in the second quarter of 2012. Although the Company projected future growth in revenue at TruGreen over a defined projection period as a part of its September 30, 2012 impairment analysis, such growth was lower than the revenue growth projected at the time the trade name was tested for impairment in the second quarter of 2012. The long-term revenue growth rates used for periods after the defined projection period in the impairment tests at September 30, 2012, June 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rates used in the September 30, 2012 and June 30, 2012 impairment tests were the same, but were 50 bps lower than the discount rate used in the October 1, 2011 impairment test for the TruGreen trade name. The decrease in the discount rate from 2011 is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis.

        The impairment charge in 2011 was primarily attributable to the use of higher discount rates in the DCF valuation analyses as compared to the discount rates used in the 2010 impairment analyses. Although the projected future growth in cash flows in 2011 were slightly higher than in the 2010 valuation, the increase in the discount rates more than offset the improved cash flows. The increase in the discount rates is primarily attributable to changes in market conditions which indicated a lower risk tolerance in 2011 as compared to 2010. This lower risk tolerance is exhibited through the marketplace's desire for higher returns in order to accept market risk. The long-term revenue growth rates used in the analyses for the October 1, 2011 and 2010 impairment tests were the same and in line with historical U.S. gross domestic product growth rates.

        As a result of the trade name impairment recorded in 2012, the carrying value of the TruGreen trade name was adjusted to its estimated fair value as of September 30, 2012. Any further decline in the estimated fair value of this trade name will result in additional trade name impairment. It is possible that such impairment, if required, could be material and may need to be recorded prior to the fourth quarter of 2013 (i.e., during an interim period) if the Company's results of operations or other factors require an impairment test at an interim date.

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

  Newly Issued Accounting Statements and Positions:

        In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")." This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands existing disclosure requirements for fair value measurements and makes other amendments, many of which eliminate unnecessary wording differences between U.S. GAAP and IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012). The Company adopted the required provisions of this standard during the first quarter of 2012. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income," to effectively defer the changes from ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (calendar year 2012) and must be applied retrospectively to all periods upon adoption. The Company adopted the required provisions of this standard during the first quarter of 2012. The adoption of this standard changed the presentation of the Company's consolidated financial statements.

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment," which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. This standard allows an entity testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of the qualitative assessment, that the fair value of the indefinite-lived intangible asset is more likely than not greater than its carrying amount, the quantitative impairment test would not be required. Otherwise, further testing would be needed. This standard revises the examples of events and circumstances that an entity should consider in interim periods, but it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. The amendments in this standard are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Note 2. Acquisition of ServiceMaster

        On the Closing Date, ServiceMaster was acquired pursuant to the Merger, and, immediately following the completion of the Merger, all of the outstanding common stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, the Equity Sponsors.

        Equity contributions totaling $1.431 billion, together with (i) borrowings under a then new $1.150 billion senior unsecured interim loan facility, (the "Interim Loan Facility"), (ii) borrowings under a then new $2.650 billion Term Loan Facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate Merger consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the Merger agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility were used to replace and/or

Notes to the Consolidated Financial Statements (Continued)

Note 2. Acquisition of ServiceMaster (Continued)

secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the Closing Date. On the Closing Date, the Company also entered into, but did not then draw under, the Revolving Credit Facility.

        In connection with the Merger and the related transactions (the "Transactions"), ServiceMaster retired certain of its existing indebtedness, including ServiceMaster's $179.0 million, 7.875 percent notes due August 15, 2009 (the "2009 Notes"). On the Closing Date, the 2009 Notes were called for redemption, and they were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster's $49.2 million, 6.95 percent notes due August 15, 2007.

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

        In accordance with accounting standards for segments, the Company's reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The TruGreen segment provides residential and commercial lawn, tree and shrub care services. The American Home Shield segment provides home warranties and preventative maintenance contracts for household systems and appliances. The ServiceMaster Clean segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster and ServiceMaster Clean brand names, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of Merry Maids, which provide home cleaning services. The Other Operations and Headquarters segment also includes SMAC, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company's headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. The composition of our reportable segments is consistent with that used by our chief operating decision maker to evaluate performance and allocate resources.

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

        Segment information for continuing operations is presented below:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Operating Revenue:
Terminix	$1,265,417	$1,193,075	$1,157,346
TruGreen	979,081	1,100,741	1,096,667
American Home Shield	720,860	686,737	656,572
ServiceMaster Clean	139,441	138,691	132,132
Other Operations and Headquarters	88,482	86,628	84,677

Total Operating Revenue	$3,193,281	$3,205,872	$3,127,394

Operating Income (Loss):(1)(2)(3)
Terminix	$236,160	$220,622	$199,750
TruGreen	(805,022)	129,324	112,312
American Home Shield	126,098	94,869	68,380
ServiceMaster Clean	54,435	57,674	55,450
Other Operations and Headquarters	(144,433)	(127,029)	(129,200)

Total Operating (Loss) Income	$(532,762)	$375,460	$306,692

Identifiable Assets:
Terminix	$2,591,967	$2,601,869	$2,615,388
TruGreen	1,200,063	2,087,055	2,103,341
American Home Shield	976,280	954,599	956,089
ServiceMaster Clean	373,314	370,526	385,287
Other Operations and Headquarters	1,269,290	1,132,757	954,583

Total Identifiable Assets(4)	$6,410,914	$7,146,806	$7,014,688

Depreciation & Amortization Expense:
Terminix	$75,713	$75,347	$67,761
TruGreen	45,729	41,929	66,069
American Home Shield	8,606	27,331	42,259
ServiceMaster Clean	5,071	6,150	7,106
Other Operations and Headquarters	11,123	12,679	13,430

Total Depreciation & Amortization Expense(5)	$146,242	$163,436	$196,625

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

	Year Ended December 31,
(In thousands)	2012	2011	2010
Capital Expenditures:
Terminix	$13,623	$23,457	$32,380
TruGreen	29,079	44,714	49,014
American Home Shield	15,087	17,529	8,031
ServiceMaster Clean	454	935	435
Other Operations and Headquarters	14,985	9,905	44,374

Total Capital Expenditures	$73,228	$96,540	$134,234

(1)
Presented below is a reconciliation of segment operating (loss) income to (loss) income from continuing operations before income taxes:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Total Segment Operating (Loss) Income	$(532,762)	$375,460	$306,692
Non-operating Expense (Income):
Interest expense	246,284	273,123	286,933
Interest and net investment income	(7,845)	(10,886)	(9,358)
Loss on extinguishment of debt	55,554	774	—
Other expense	622	700	733

(Loss) Income from Continuing Operations before Income Taxes	$(827,377)	$111,749	$28,384

(2)
As described in Note 1, includes, as a result of the Company's impairment testing of indefinite-lived intangible assets, pre-tax non-cash impairment charges of $908.9 million recorded in the year ended December 31, 2012 to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name and $36.7 million recorded in the year ended December 31, 2011 to reduce the carrying value of the TruGreen trade name. There were no similar impairment charges included in continuing operations in 2010.

(3)
Includes restructuring charges (credits) primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at American Home Shield and ServiceMaster Clean, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

  Operations and Headquarters and other restructuring costs. Presented below is a summary of restructuring charges (credits) by segment:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Restructuring charges (credits):
Terminix	$3,652	$3,560	$3,491
TruGreen	3,241	1,115	6,922
American Home Shield	647	—	(127)
ServiceMaster Clean	1,370	36	71
Other Operations and Headquarters	9,267	3,451	1,091

Total restructuring charges	$18,177	$8,162	$11,448

(4)
Assets of discontinued operations are not included in the business segment table.

(5)
There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to the consolidated totals. Amortization of debt issue costs is not included in the business segment table.

        The Other Operations and Headquarters segment includes the operations of Merry Maids, as well as the Company's headquarters function. The Merry Maids operations reported revenue of $82.0 million, $81.0 million and $78.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and operating income of $14.3 million, $18.0 million and $16.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        See Note 4 for information relating to segment goodwill.

Note 4. Goodwill and Intangible Assets

        In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As described in Note 1, the 2012 and 2011 results include pre-tax non-cash impairment charges of $908.9 million and $36.7 million, respectively, to reduce the carrying value of goodwill and trade names as a result of the Company's annual and interim impairment testing of goodwill and indefinite-lived intangible assets. There were no similar impairment charges included in continuing operations in 2010.

        During the years ended December 31, 2012 and 2011, the increase in goodwill and other intangible assets related primarily to tuck-in acquisitions completed throughout the period by Terminix, TruGreen and Merry Maids.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

        The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance at December 31, 2010	$1,397,414	$1,191,071	$347,783	$135,894	$53,131	$3,125,293
Acquisitions	27,789	11,682	—	—	—	39,471
Other(1)	(685)	(831)	(210)	(217)	(841)	(2,784)

Balance at December 31, 2011	1,424,518	1,201,922	347,573	135,677	52,290	3,161,980
Impairment charge	—	(790,173)	—	—	—	(790,173)
Acquisitions	34,220	5,586	—	—	1,211	41,017
Other(1)	(248)	(266)	(93)	92	(58)	(573)

Balance at December 31, 2012	$1,458,490	$417,069	$347,480	$135,769	$53,443	$2,412,251

(1)
Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes. For 2011, the amount shown in the Other Operations & Headquarters column also reflects $0.8 million related to the sale of certain Merry Maids company-owned branches to existing and new franchisees.

        Accumulated impairment losses as of December 31, 2012 were $790.2 million and related entirely to the TruGreen reporting unit. There were no accumulated impairment losses as of December 31, 2011.

        The table below summarizes the other intangible asset balances for continuing operations:

	December 31, 2012			December 31, 2011
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,214,800	$—	$2,214,800	$2,333,500	$—	$2,333,500
Customer relationships	697,264	(592,724)	104,540	683,324	(539,638)	143,686
Franchise agreements	88,000	(48,649)	39,351	88,000	(42,406)	45,594
Other	59,117	(44,339)	14,778	58,471	(37,712)	20,759

Total	$3,059,181	$(685,712)	$2,373,469	$3,163,295	$(619,756)	$2,543,539

(1)
Not subject to amortization.

        Amortization expense of $65.3 million, $91.4 million and $136.0 million was recorded in the years ended December 31, 2012, 2011 and 2010, respectively. For the existing intangible assets, the Company anticipates amortization expense of $54.1 million, $46.5 million, $25.3 million, $5.5 million and $4.2 million in 2013, 2014, 2015, 2016 and 2017, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes

        As of December 31, 2012, 2011 and 2010, the Company had $8.3 million, $9.0 million and $13.7 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes ("unrecognized tax benefits"). At December 31, 2012 and 2011, $8.3 million and $9.0 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Gross unrecognized tax benefits at beginning of period	$9.0	$13.7	$15.4
Increases in tax positions for prior years	0.3	1.1	0.3
Decreases in tax positions for prior years	(0.4)	(2.1)	(1.9)
Increases in tax positions for current year	0.9	1.1	1.0
Lapse in statute of limitations	(1.5)	(4.8)	(1.1)

Gross unrecognized tax benefits at end of period	$8.3	$9.0	$13.7

        Up to $0.9 million of the Company's unrecognized tax benefits could be recognized within the next 12 months. As of December 31, 2011, the Company believed that it was reasonably possible that a decrease of up to $1.6 million in unrecognized tax benefits would have occurred during the year ended December 31, 2012. During the year ended December 31, 2012 unrecognized tax benefits actually decreased by $1.9 million as a result of the closing of certain state audits and the expiration of statutes of limitation.

        The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the United States Internal Revenue Service ("IRS") through its year ended December 31, 2010, and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2004.

        In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, the Company participates in the IRS's Compliance Assurance Process whereby its U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed by the Company through the year ended December 31, 2010 have been audited by the IRS. In the first quarter of 2012, the IRS completed the audits of the Company's tax returns for the year ended December 31, 2010 with no adjustments or additional payments. The Company's tax returns for the year ended December 31, 2011 are under audit, which is expected to be completed by the second quarter of 2013. The IRS commenced examinations of the Company's U.S. federal income tax returns for 2012 in the first quarter of 2012. The examination is anticipated to be completed by the second quarter of 2014. Nine state tax authorities are in the process of auditing state income tax returns of various subsidiaries.

        The Company's policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the years ended December 31, 2012 and 2011, the Company reversed interest expense of $0.2 million and $1.7 million, respectively, through the tax provision. During the year ended December 31, 2010, the Company recognized interest expense of $0.6 million through the tax provision. During the years ended December 31, 2012 and 2011, the

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

Company reversed penalties of $0.1 million and $0.3 million, respectively, through the tax provision. No tax penalties were recorded through the provision during the year ended December 31, 2010. As of December 31, 2012 and 2011, the Company had accrued for the payment of interest and penalties of $1.2 million and $1.4 million, respectively.

        The components of our (loss) income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
U.S.	$(821,122)	$108,603	$22,877
Foreign	(6,255)	3,146	5,507

Total	$(827,377)	$111,749	$28,384

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2012	2011	2010
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	3.2	1.8	0.4
Tax credits	0.2	(2.3)	(9.2)
Nondeductible goodwill	(24.8)	—	—
Other permanent items	(0.2)	1.5	9.2
Unremitted foreign earnings	—	—	4.5
Other, including foreign rate differences and reserves	0.4	3.3	(1.3)

Effective rate	13.8%	39.3%	38.6%

        The effective tax rate for discontinued operations for the years ended December 31, 2012, 2011 and 2010 was a tax benefit of 91.9 percent, 42.3 percent and 35.9 percent, respectively. The effective tax rate for the year ending December 31, 2012 was impacted by an adjustment to the estimated tax benefit of goodwill in connection with the sale of TruGreen LandCare in 2011.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

        Income tax expense from continuing operations is as follows:

	2012
(In thousands)	Current	Deferred	Total
U.S. federal	$(319)	$(104,008)	$(104,327)
Foreign	2,544	(2,934)	(390)
State and local	7,274	(16,817)	(9,543)

	$9,499	$(123,759)	$(114,260)

	2011
	Current	Deferred	Total
U.S. federal	$2,103	$39,946	$42,049
Foreign	3,284	(3,984)	(700)
State and local	3,477	(914)	2,563

	$8,864	$35,048	$43,912

	2010
	Current	Deferred	Total
U.S. federal	$574	$8,446	$9,020
Foreign	1,847	259	2,106
State and local	4,069	(4,250)	(181)

	$6,490	$4,455	$10,945

        Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company's accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2012 was $6.0 million. The net change in the total valuation allowance for the year ended December 31, 2012 was a decrease of $0.3 million and was primarily attributable to the reduction of net operating loss carryforwards and other tax attributes related to the dissolution of certain subsidiaries.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

        Significant components of the Company's deferred tax balances are as follows:

	December 31,
(In thousands)	2012	2011
Deferred tax assets (liabilities):
Current:
Prepaid expenses	$(15,812)	$(14,240)
Receivables allowances	13,365	13,343
Accrued insurance expenses	5,758	8,231
Current reserves	5,925	5,398
Accrued expenses and other	23,935	27,337
Net operating loss and tax credit carryforwards	74,328	50,540

Total current asset	107,499	90,609

Long-Term:
Intangible assets(1)	(937,746)	(1,061,604)
Accrued insurance expenses	3,735	4,640
Net operating loss and tax credit carryforwards	73,688	102,558
Other long-term obligations	(67,935)	(76,011)
Less valuation allowance	(6,013)	(6,276)

Total long-term liability	(934,271)	(1,036,693)

Net deferred tax liability	$(826,772)	$(946,084)

(1)
The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The majority of this liability will not actually be paid unless certain business units of the Company are sold.

        As of December 31, 2012, the Company had deferred tax assets, net of valuation allowances, of $131.7 million for federal and state net operating loss and capital loss carryforwards which expire at various dates up to 2031. The Company also had deferred tax assets, net of valuation allowances, of $10.3 million for federal and state credit carryforwards which expire at various dates up to 2031.

        For the year ended December 31, 2011, the Company reorganized certain foreign subsidiaries in conjunction with its international growth initiatives and evaluated its liquidity requirements in the U.S. and the capital requirements of its foreign subsidiaries. Based on these factors, the Company considers undistributed earnings of its foreign subsidiaries as of December 31, 2012 to be indefinitely reinvested. Accordingly, the Company has not recorded deferred taxes for U.S. or foreign withholding taxes on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable due to the complexities of the hypothetical calculation. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $28.7 million and $24.1 million as of December 31, 2012 and 2011, respectively. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Notes to the Consolidated Financial Statements (Continued)

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

Current Year

        During the year ended December 31, 2012, the Company completed several pest control and termite and lawn care acquisitions, along with several Merry Maids franchise acquisitions and the purchase of a distributor license agreement at ServiceMaster Clean. The total net purchase price for these acquisitions was $57.3 million. The Company recorded goodwill of $41.0 million and other intangibles of $16.8 million, related to these acquisitions.

Prior Years

        During the year ended December 31, 2011, the Company completed several pest control and termite and lawn care acquisitions for a total net purchase price of $57.1 million. Related to these acquisitions, the Company recorded goodwill of $39.5 million and other intangibles of $16.2 million.

        During the year ended December 31, 2010, the Company completed several pest control and termite and lawn care acquisitions, along with several Merry Maids franchise acquisitions, for a total net purchase price of $70.9 million. Related to these acquisitions, the Company recorded goodwill of $50.2 million and other intangibles of $17.6 million.

Cash Flow Information for Acquisitions

        Supplemental cash flow information regarding the Company's acquisitions, excluding the Merger, is as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Purchase price (including liabilities assumed)	$61,792	$58,844	$73,142
Less liabilities assumed	(4,499)	(1,700)	(2,243)

Net purchase price	$57,293	$57,144	$70,899

Net cash paid for acquisitions	$46,138	$44,365	$57,941
Seller financed debt	11,155	12,779	12,958

Payment for acquisitions	$57,293	$57,144	$70,899

Note 7. Discontinued Operations

        In the first quarter of 2011, ServiceMaster concluded that TruGreen LandCare did not fit within the long-term strategic plans of the Company and committed to a plan to sell the business. On April 21, 2011, the Company entered into a purchase agreement to sell the TruGreen LandCare business, and the disposition was effective as of April 30, 2011. As a result of the decision to sell this business, a $34.2 million impairment charge ($21.0 million, net of tax) was recorded in loss from discontinued operations, net of income taxes, in the first quarter of 2011 to reduce the

Notes to the Consolidated Financial Statements (Continued)

Note 7. Discontinued Operations (Continued)

carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale ($1.9 million, net of tax) was recorded. During the year ended December 31, 2012, upon finalization of certain post-closing adjustments and disputes, the Company recorded an additional $1.3 million loss on sale ($0.5 million gain, net of tax).

        During the year ended December 31, 2010 the Company recorded a pre-tax non-cash impairment charge of $46.9 million ($28.7 million, net of tax) associated with the goodwill and trade name at its TruGreen LandCare business in loss from discontinued operations, net of income taxes.

Financial Information for Discontinued Operations

        Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of TruGreen LandCare and the other previously sold businesses. The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Operating Results:
Operating revenue	$—	$75,765	$238,508
Operating loss(1)	(1,138)	(40,620)	(49,971)
Benefit for income taxes(1)	(453)	(15,461)	(17,973)

Operating loss, net of income taxes(1)	(685)	(25,159)	(31,998)
Gain (loss) on sale, net of income taxes	485	(1,857)	—

Loss from discontinued operations, net of income taxes(1)	$(200)	$(27,016)	$(31,998)

(1)
During 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Also includes goodwill and trade name impairments of $46.9 million ($28.7 million, net of tax) in 2010.

        The table below summarizes the activity during the year ended December 31, 2012 for the remaining liabilities of previously sold businesses. The remaining obligations primarily relate to

Notes to the Consolidated Financial Statements (Continued)

Note 7. Discontinued Operations (Continued)

self-insurance claims and related costs. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2011	Cash Payments or Other	(Income) Expense	As of December 31, 2012
Remaining liabilities of discontinued operations:
ARS/AMS	$228	$(147)	$(2)	$79
Certified Systems, Inc. and other	2,100	(2,041)	—	59
InStar	279	24	49	352
TruGreen LandCare	268	(491)	638	415

Total liabilities of discontinued operations	$2,875	$(2,655)	$685	$905

Note 8. Restructuring Charges

        The Company incurred restructuring charges of $18.2 million ($11.1 million, net of tax), $8.2 million ($5.0 million, net of tax) and $11.4 million ($7.0 million, net of tax) for the years ended December 31, 2012, 2011 and 2010, respectively. Restructuring charges were comprised of the following:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Terminix branch optimization(1)	$3,652	$3,560	$2,352
TruGreen reorganization and restructuring(2)	3,241	1,115	6,922
American Home Shield reorganization(3)	647	—	—
ServiceMaster Clean reorganization(3)	1,370	—	—
Centers of excellence initiative(4)	9,267	3,416	—
Other(5)	—	71	2,174

Total restructuring charges	$18,177	$8,162	$11,448

(1)
For the years ended December 31, 2012 and 2011, these charges included severance costs of $0.4 million and $0.1 million, respectively. For the years ended December 31, 2012, 2011 and 2010, these charges included lease termination costs of $3.3 million, $3.5 million and $2.4 million, respectively.

(2)
For the years ended December 31, 2012, 2011 and 2010, these charges included severance costs of $2.7 million, $0.8 million and $1.8 million, respectively, and lease termination costs of $0.5 million, $0.3 million and $0.2 million, respectively. For the year ended December 31, 2010, these charges also included consulting fees and other costs of $4.7 million and $0.2 million, respectively.

(3)
For the year ended December 31, 2012, these charges included severance costs.

(4)
Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company's headquarters functions that provide company-wide administrative services for our operations that we refer to as "centers of excellence."

Notes to the Consolidated Financial Statements (Continued)

Note 8. Restructuring Charges (Continued)

  For the years ended December 31, 2012 and 2011, these charges included severance and other costs of $4.6 million and $1.9 million, respectively. For the years ended December 31, 2012 and 2011, these charges included consulting fees of $4.7 million and $1.5 million, respectively.

(5)
For the year ended December 31, 2011, these charges included reserve adjustments associated with previous restructuring initiatives. For the year ended December 31, 2010, these charges included reserve adjustments, severance and retention associated with previous restructuring initiatives of $1.0 million and severance, retention, legal fees and other costs associated with the Merger of $1.2 million.

        The pretax charges discussed above are reported in the "Restructuring charges" line in the Consolidated Statements of Operations.

        A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued Liabilities—Other on the Consolidated Statements of Financial Position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2010	$3,542
Costs incurred	8,162
Costs paid or otherwise settled	(7,814)

Balance as of December 31, 2011	3,890
Costs incurred	18,177
Costs paid or otherwise settled	(17,525)

Balance as of December 31, 2012	$4,542

Note 9. Commitments and Contingencies

        The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

        Rental expense for the years ended December 31, 2012, 2011 and 2010 was $68.0 million, $76.7 million and $104.7 million, respectively. Based on leases in place as of December 31, 2012, future long-term non-cancelable operating lease payments will be approximately $42.0 million in 2013, $31.6 million in 2014, $22.3 million in 2015, $15.8 million in 2016, $11.6 million in 2017 and $17.3 million in 2018 and thereafter.

        A portion of the Company's vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company's option. There are residual value guarantees by the Company (which approximate 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. As of December 31, 2012, the Company's residual value guarantees related to the

Notes to the Consolidated Financial Statements (Continued)

Note 9. Commitments and Contingencies (Continued)

leased assets totaled $20.2 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.3 million in the Consolidated Statements of Financial Position.

        Certain of the Company's assets, including vehicles, equipment and a call center facility, are leased under capital leases with $46.5 million in remaining lease obligations as of December 31, 2012. Based on leases in place as of December 31, 2012, future lease payments under capital leases will be approximately $10.6 million in 2013, $10.9 million in 2014, $10.1 million in 2015, $8.5 million in 2016, $6.3 million in 2017 and $0.1 million in 2018 and thereafter.

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

        A reconciliation of the beginning and ending accrued self-insured claims, which are included in Accrued liabilities—Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the Consolidated Statements of Financial Position, net of reinsurance receivables, which are included in Prepaid expenses and other assets and Other assets on the Consolidated Statements of Financial Position, is presented as follows:

(In thousands)	Accrued Self-insured Claims, Net
Balance as of December 31, 2010	$121,692
Provision for self-insured claims	26,052
Cash payments	(39,662)

Balance as of December 31, 2011	$108,082
Provision for self-insured claims	35,413
Cash payments	(39,670)

Balance as of December 31, 2012	$103,825

        Accruals for home warranty claims in the American Home Shield business are made based on the Company's claims experience and actuarial projections. Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits and other

Notes to the Consolidated Financial Statements (Continued)

Note 9. Commitments and Contingencies (Continued)

proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

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

Note 10. Related Party Transactions

        In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees in each of the years ended December 31, 2012, 2011 and 2010 of $6.25 million, which is included in Selling and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R's election.

        In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings, and, effective January 1, 2012, the annual consulting fee payable to BAS was reduced to $0.25 million. The Company pays annual consulting fees of $0.5 million, $0.25 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded aggregate consulting fees of $1.0 million for the year ended December 31, 2012 and $1.25 million in each of the years ended December 31, 2011 and 2010 related to these agreements, which is included in Selling and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Notes to the Consolidated Financial Statements (Continued)

Note 10. Related Party Transactions (Continued)

        In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the 2015 Notes for a cost of $21.4 million. On December 21, 2011, the Company purchased from Holdings and retired $65.0 million in face value of the 2015 Notes for an aggregate purchase price of $68.0 million, which included payment of accrued interest of $3.0 million. During the years ended December 31, 2011 and 2010, the Company recorded interest expense of $6.8 million and $7.0 million, respectively, related to 2015 Notes held by Holdings. During the years ended December 31, 2011 and 2010, the Company paid interest to Holdings in the amount of $10.0 million and $7.0 million, respectively. As a result of the purchase of the 2015 Notes from Holdings, the Company did not have interest payable to Holdings as of December 31, 2012 and 2011.

Note 11. Employee Benefit Plans

        Discretionary contributions to qualified profit sharing and non-qualified deferred compensation plans were made in the amount of $17.4 million, $15.7 million and $13.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 12. Long-Term Debt

        Long-term debt as of December 31, 2012 and December 31, 2011 is summarized in the following table:

	As of December 31,
(In thousands)	2012	2011
Senior secured term loan facility maturing in 2014	$1,219,145	$2,530,750
Senior secured term loan facility maturing in 2017	1,000,741	—
7.00% senior notes maturing in 2020	750,000	—
8.00% senior notes maturing in 2020(1)	602,750	—
10.75% senior notes maturing in 2015	—	996,000
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(2)	69,400	67,474
7.45% notes maturing in 2027(2)	155,894	153,225
7.25% notes maturing in 2038(2)	62,250	61,441
Other	101,073	66,980
Less current portion	(52,214)	(51,838)

Total long-term debt	$3,909,039	$3,824,032

(1)
Includes unamortized portion of $3.0 million premium received on the sale of $100.0 million aggregate principal amount of such notes.

(2)
The increase in the balance from 2011 to 2012 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

Term Facilities

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster became obligated under the Term Facilities. The Term Facilities consist of (i) the Term Loan Facility providing for term loans in an aggregate principal amount of $2.65 billion and (ii) a then new pre-funded synthetic letter of credit facility in an aggregate principal amount of $150.0 million. As of December 31, 2012, after giving effect to the 2012 Term Loan Facility Amendment discussed below, the Company had issued $124.3 million of letters of credit, resulting in unused commitments under the synthetic letter of credit facility of $13.3 million.

        The Term Loan Facility and the guarantees thereof are secured by substantially all of the tangible and intangible assets of ServiceMaster and certain of our domestic subsidiaries, excluding certain subsidiaries subject to regulatory requirements in various states, ("Guarantors"), including pledges of all the capital stock of all direct domestic subsidiaries (other than foreign subsidiary holding companies, which are deemed to be foreign subsidiaries) owned by ServiceMaster or any Guarantor and of up to 65% of the capital stock of each direct foreign subsidiary owned by ServiceMaster or any Guarantor. The Term Loan Facility security interests are subject to certain exceptions, including, but not limited to, exceptions for (i) equity interests, (ii) indebtedness or other obligations of subsidiaries, (iii) real estate or (iv) any other assets, if the granting of a security interest therein would require that any notes issued under ServiceMaster's indenture dated as of August 15, 1997 be secured. The Term Loan Facility is secured on a pari passu basis with the security interests created in the same collateral securing the Revolving Credit Facility.

        In August 2012, the Company entered into the 2012 Term Loan Facility Amendment to its Term Loan Facility to amend the Credit Agreement primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Prior to the 2012 Term Loan Facility Amendment, the Term Loan Facility had a maturity date of July 24, 2014. Pursuant to the 2012 Term Loan Facility Amendment, $1.001 billion of outstanding borrowings under the Term Loan Facility will have a maturity date of January 31, 2017. The remaining portion of $1.219 billion of outstanding borrowings continued to have a maturity date of July 24, 2014. The interest rates applicable to the loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin or (ii) an alternate base rate, plus a borrowing margin. As of December 31, 2012, the borrowing margin for the outstanding loans with a maturity date of July 24, 2014 was 2.50 percent, while the borrowing margin for the outstanding loans with a maturity date of January 31, 2017 was 4.25 percent. The borrowing margin for outstanding loans with a maturity date of July 24, 2014 will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Credit Agreement) for the previous fiscal quarter. The 2012 Term Loan Facility Amendment also includes mechanics for future extension amendments, permits borrower buy-backs of term loans, increases the size of certain baskets and makes certain other changes to the Credit Agreement, including the reduction of the availability under the synthetic letter of credit facility from $150.0 million to $137.6 million.

        On February 22, 2013, the Company entered into the 2013 Term Loan Facility Amendment to amend the credit agreement governing the Term Loan Facility primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Prior to the 2013 Term Loan Facility Amendment, the Tranche A loans had a maturity date of July 24, 2014. Pursuant to the 2013 Term Loan Facility Amendment, the maturity of the outstanding Tranche A loans was extended, and such

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

loans were converted into the Tranche C loans. The maturity date for the new Tranche C loans is January 31, 2017. The interest rates applicable to the Tranche C loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves) plus 3.25 percent, with a minimum adjusted London inter-bank offered rate of 1.00 percent or (ii) an alternate base rate plus 2.25 percent, with a minimum alternate base rate of 2.00 percent. As part of the 2013 Term Loan Facility Amendment, the Company paid an original issue discount equal to 1.00 percent of the outstanding borrowings, or $12.2 million. Voluntary prepayments of borrowings under the Tranche C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00 percent premium payable in connection with certain repricing transactions within the first year. As a result of the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment, the Company will have approximately $2.2 billion of outstanding borrowings maturing January 31, 2017.

        The Company has entered into various interest rate swap agreements. Under the terms of these agreements, the Company pays a fixed rate of interest on the stated notional amount and the Company receives a floating rate of interest (based on one month LIBOR) on the stated notional amount. Therefore, during the term of the swap agreements, the effective interest rate on the portion of the term loans equal to the stated notional amount is fixed at the stated rate in the interest rate swap agreements plus the incremental borrowing margin (2.50 percent as of December 31, 2012 for term loans maturing in July 2014 and 4.25 percent as of December 31, 2012 for term loans maturing in January 2017). The changes in interest rate swap agreements in effect for the years ended December 31, 2012, 2011 and 2010, as well as the cumulative interest rate swaps outstanding as of December 31, 2012 and 2011 are as follows:

(In thousands)	Notional Amount	Weighted Average Fixed Rate(1)
Interest rate swap agreements in effect as of December 31, 2009	$1,430,000	3.89%
Entered into effect	530,000
Expired	(530,000)

Interest rate swap agreements in effect as of December 31, 2010	1,430,000	3.68%
Entered into effect	450,000
Expired	(450,000)

Interest rate swap agreements in effect as of December 31, 2011	1,430,000	2.84%
Expired	(450,000)

Interest rate swap agreements in effect as of December 31, 2012	$980,000	1.70%

(1)
Before the application of the applicable borrowing margin.

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

        Interest rate swap agreements in effect as of December 31, 2012 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Weighted Average Fixed Rate(1)	Floating Rate
June 10, 2010	March 3, 2011	March 1 ,2013	100,000	1.77%	One month LIBOR
June 10, 2010	September 1, 2011	September 1, 2013	50,000	2.25%	One month LIBOR
June 15, 2010	March 3, 2011	March 1, 2013	150,000	1.66%	One month LIBOR
June 15, 2010	September 1, 2011	September 1, 2013	150,000	2.21%	One month LIBOR
April 18, 2011	September 1, 2011	August 1, 2013	530,000	1.51%	One month LIBOR

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

        In February 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $600 million aggregate principal amount of 2020 Notes. In connection with the 2020 Notes, sold in February 2012, the Company entered into a registration rights agreement, pursuant to which the Company filed with the SEC a registration statement with respect to the exchange of the 2020 Notes for similar notes that are publicly registered, which was declared effective on April 27, 2012. The 2020 Notes, sold in February 2012, will mature on February 15, 2020 and bear interest at a rate of 8 percent per annum. The proceeds from the 2020 Notes, sold in February 2012, together with available cash, were used to redeem $600 million in

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

aggregate principal amount of the Company's outstanding 2015 Notes in the first quarter of 2012. Following this redemption, $396 million aggregate principal amount of the 2015 Notes remained outstanding.

        In August 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $750 million aggregate principal amount of 2020 Notes. In connection with the 2020 Notes, sold in August 2012, the Company entered into a registration rights agreement, pursuant to which the Company agreed to file with the SEC a registration statement with respect to the exchange of the 2020 Notes for similar notes that are publicly registered and to cause the registration statement to become effective before August 21, 2013. The 2020 Notes, sold in August 2012, will mature on August 15, 2020 and bear interest at a rate of 7 percent per annum. The Company used a majority of the proceeds from the sale of the 2020 Notes, sold in August 2012, to redeem the remaining $396 million aggregate principal amount of its 2015 Notes and to repay $276 million of outstanding borrowings under its Term Facilities during the third quarter of 2012. The 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. The 2020 Notes are not guaranteed by the Non-Guarantors.

        The 2020 Notes are senior unsecured obligations of ours and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The subsidiary guarantees are general unsecured senior obligations of the Guarantors and rank equally in right of payment with all of the existing and future senior unsecured indebtedness of our Non-Guarantors. The 2020 Notes are effectively junior to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Revolving Credit Facility

        On the Closing Date, in connection with the completion of the Merger, ServiceMaster became obligated under the Revolving Credit Facility. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $75.0 million. As of December 31, 2012 and 2011, there were no revolving loans or letters of credit outstanding under the Revolving Credit Facility. As of December 31, 2012, the Company had $447.7 million of remaining capacity available under the Revolving Credit Facility.

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

        The interest rates applicable to the loans under the Revolving Credit Facility will be based on a fluctuating rate of interest measured by reference to either, at the borrower's option, (1) an adjusted

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (2.50 percent as of December 31, 2012) or (2) an alternate base rate, plus a borrowing margin (2.50 percent as of December 31, 2012). The borrowing margin, in each case, will be adjusted from time to time based on the Consolidated Secured Leverage Ratio (as defined in the Revolving Credit Agreement) for the previous fiscal quarter.

        The agreements governing the Term Facilities, the 2020 Notes and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2012.

        As of December 31, 2012, future scheduled long-term debt payments are $52.2 million, $1.250 billion, $26.9 million, $22.6 million and $968.8 million for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

Note 13. Cash and Marketable Securities

        Cash, money market funds and certificates of deposits, with maturities of three months or less when purchased, are included in Cash and cash equivalents on the Consolidated Statements of Financial Position. As of December 31, 2012 and 2011, the Company's investments consist primarily of domestic publicly traded debt and certificates of deposit ("Debt securities") and common equity securities ("Equity securities"). The amortized cost, fair value and gross unrealized gains and losses of the Company's short- and long-term investments in Debt and Equity securities as of December 31, 2012 and 2011 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December 31, 2012:
Debt securities	$99,071	$5,773	$(20)	$104,824
Equity securities	38,786	3,809	(1,616)	40,979

Total securities	$137,857	$9,582	$(1,636)	$145,803

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December, 31, 2011:
Debt securities	$95,135	$5,795	$(68)	$100,862
Equity securities	40,558	2,953	(1,891)	41,620

Total securities	$135,693	$8,748	$(1,959)	$142,482

        The portion of unrealized losses which had been in a loss position for more than one year was $1.5 million and $1.7 million as of December 31, 2012 and 2011, respectively. The aggregate fair value of the investments with unrealized losses was $13.1 million and $13.6 million as of December 31, 2012 and 2011, respectively.

Notes to the Consolidated Financial Statements (Continued)

Note 13. Cash and Marketable Securities (Continued)

        As of December 31, 2012 and 2011, $243.7 million and $226.2 million, respectively, of the cash and short- and long-term marketable securities balance are associated with regulatory requirements at American Home Shield and for other purposes. Such amounts, although not necessarily subject to third-party restrictions, are identified as being potentially unavailable to be paid to the Company by its subsidiaries. There are third party restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. As of December 31, 2012, the total net assets subject to these third party restrictions was $174.1 million. American Home Shield's investment portfolio has been invested in a combination of high quality, short duration fixed income securities and equities.

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

	Year Ended December 31,
(In thousands)	2012	2011	2010
Proceeds from sales of securities	$22,612	$45,065	$20,071
Gross realized gains, pre-tax	1,990	6,065	2,326
Gross realized gains, net of tax	1,218	3,714	1,418
Gross realized losses, pre-tax	(20)	(249)	(207)
Gross realized losses, net of tax	(12)	(153)	(126)
Impairment charges, pre-tax	—	(195)	(174)
Impairment charges, net of tax	—	(119)	(106)

Note 14. Receivable Sales

        The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to Funding, the Company's wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of December 31, 2012, the amount of eligible receivables was approximately $39.2 million.

        During the years ended December 31, 2012, 2011 and 2010, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of December 31, 2012 and 2011, the Company had $10.0 million outstanding under the arrangement and, as of December 31, 2012, had $29.2 million of remaining capacity available under the accounts receivable securitization arrangement.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Receivable Sales (Continued)

        The accounts receivable securitization arrangement is a 364-day facility scheduled to mature on October 23, 2013. The Company has recorded its obligation to repay the Purchasers for their interest in the pool of receivables within the current portion of long-term debt on the Consolidated Statements of Financial Position. The interest rates applicable to the Company's obligation are based on a fluctuating rate of interest based on the Purchasers' pooled commercial paper rate (0.21 percent as of December 31, 2012). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by October 23, 2013.

Note 15. Comprehensive Income

        Comprehensive (loss) income, which primarily includes net (loss) income, unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Shareholder's Equity.

        The following table summarizes the activity in other comprehensive income (loss) and the related tax effects.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net unrealized gains (losses) on securities:
Unrealized (losses) gains(1)	$(692)	$3,092	$2,808
Reclassification adjustment for net losses (gains) realized(2)	1,657	(3,787)	(1,225)

Net unrealized gains (losses) on securities	965	(695)	1,583

Net unrealized gains (losses) on derivative instruments:
Unrealized losses(3)	(571)	(3,419)	(24,901)
Reclassification adjustment for net losses realized(4)	12,810	16,733	27,535

Net unrealized gains on derivative instruments	12,239	13,314	2,634
Foreign currency translation	(426)	(1,460)	2,186

Other comprehensive income	$12,778	$11,159	$6,403

(1)
Net of tax effect of $0.8 million in 2012, $(2.1) million in 2011 and $(1.3) million in 2010.

(2)
Net of tax effect of $(1.0) million in 2012, $2.2 million in 2011 and $0.7 million in 2010.

(3)
Net of tax effect of $(0.2) million in 2012, $1.4 million in 2011 and $14.4 million in 2010.

(4)
Net of tax effect of $(7.3) million in 2012, $(9.1) million in 2011 and $(15.5) million in 2010.

Notes to the Consolidated Financial Statements (Continued)

Note 15. Comprehensive Income (Continued)

        Accumulated other comprehensive income (loss) included the following components as of December 31:

(In thousands)	2012	2011
Net unrealized gains on securities, net of tax	$5,295	$4,330
Net unrealized losses on derivative instruments, net of tax	(2,029)	(14,268)
Foreign currency translation	3,300	3,726

Accumulated other comprehensive income (loss)	$6,566	$(6,212)

Note 16. Supplemental Cash Flow Information

        Supplemental information relating to the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 is presented in the following table:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash paid for or (received from):
Interest expense	$235,419	$252,284	$268,693
Interest and dividend income	(5,339)	(4,888)	(5,331)
Income taxes, net of refunds	8,839	11,677	13,353

        The Company acquired $47.1 million and $10.1 million of property and equipment through capital leases and other non-cash financing transactions in the years ended December 31, 2012 and 2011, respectively, which have been excluded from the Consolidated Statements of Cash Flows as non-cash investing and financing activities. There were no similar transactions in 2010.

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

Note 18. Stock-Based Compensation

        The board of directors and stockholders of Holdings have adopted the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the "MSIP"). The MSIP provides for the sale of shares and deferred share units ("DSUs") of Holdings stock to ServiceMaster's executives, officers and other employees and to Holdings' directors as well as the grant of both restricted stock units ("RSUs") and options to purchase shares of Holdings to those individuals. DSUs represent a right to receive a share of common stock in the future. The board of directors of Holdings, or a committee designated by it, selects the ServiceMaster executives, officers and employees and the Holdings' directors eligible to participate in the MSIP and determines the specific number of shares to be offered or options to be granted to an individual. A maximum of 15,595,000 shares of Holdings stock is authorized for issuance under the MSIP. Holdings currently intends to satisfy any

Notes to the Consolidated Financial Statements (Continued)

Note 18. Stock-Based Compensation (Continued)

need for shares of common stock of Holdings associated with the settlement of DSUs, vesting of RSUs or exercise of options issued under the MSIP through those new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP.

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

        In 2012, 2011 and 2010, Holdings completed various equity offerings to certain executives, officers and employees of ServiceMaster pursuant to the MSIP. The shares sold and options granted in connection with these equity offerings are subject to and governed by the terms of the MSIP. In connection with these offerings, Holdings sold a total of 122,853, 495,538 and 97,200 shares of common stock in 2012, 2011 and 2010, respectively, at a weighted average purchase price of $14.65 per share in 2012, $11.00 per share in 2011 and $10.00 per share in 2010. In addition, Holdings granted ServiceMaster's executives, officers and employees options to purchase 506,116, 2,280,391 and 284,400 shares of Holdings common stock in 2012, 2011 and 2010, respectively, at a weighted average exercise price of $14.67 per share for options issued in 2012, $11.00 per share for options issued in 2011 and $10.00 per share for options issued in 2010. These options are subject to and governed by the terms of the MSIP. The per share purchase price and exercise price was based on the determination by the Compensation Committee of Holdings of the fair market value of the common stock of Holdings as of the purchase/grant dates.

        All options, except for 7,143 and 86,364 options granted to our CEO in 2012 and 2011, respectively, ("Superperformance Options"), granted to date will vest in four equal annual installments, subject to an employee's continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. The Superperformance Options granted in 2012 and 2011 will vest immediately in the event that the stock price of Holdings reaches a targeted level. All options issued are accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the MSIP is pushed down from Holdings and recorded in the financial statements of ServiceMaster.

        The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2012, 2011 and 2010, the expected volatilities were based on the historical and implied volatilities of the publicly traded stock of a group of companies comparable to ServiceMaster. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins

Notes to the Consolidated Financial Statements (Continued)

Note 18. Stock-Based Compensation (Continued)

No. 107 and 110. The risk-free interest rates were based on the U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended December 31,
Assumption	2012	2011	2010
Expected volatility	49.2% - 50.3%	31.0% - 50.3%	31.7% - 34.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.3	6.3	6.3
Risk-free interest rate	0.78% - 1.43%	1.07% - 2.65%	1.77% - 2.63%

        The weighted-average grant-date fair value of the options granted during 2012, 2011 and 2010 was $7.06, $4.31 and $3.65 per option, respectively. The Company has applied a forfeiture assumption of 11.28 percent per annum in the recognition of the expense related to these options, with the exception of the options held by the Company's CEO for which the Company has applied a forfeiture rate of zero.

        A summary of option activity under the MSIP as of December 31, 2012, and changes during the year then ended is presented below:

	Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (in years)
Total outstanding, December 31, 2011	9,623,674	$10.24
Granted to employees	506,116	$14.67
Exercised	(380,625)	$10.00
Forfeited	(387,102)	$10.70
Expired	(393,750)	$10.00

Total outstanding, December 31, 2012	8,968,313	$10.49	5.19

Total exercisable, December 31, 2012	6,802,964	$10.08	4.09

        Holdings granted ServiceMaster's executives, officers and employees 72,143, 350,454 and 735,000 RSUs in 2012, 2011 and 2010, respectively, with weighted average grant date fair values of $14.90 per unit for 2012, $11.00 per unit in 2011 and $10.00 per unit in 2010, which was equivalent to the then current fair value of Holdings' common stock at the grant date. All RSUs outstanding as of December 31, 2012 will vest in three equal annual installments, subject to an employee's continued employment. Upon vesting, each RSU will be converted into one share of Holdings' common stock.

Notes to the Consolidated Financial Statements (Continued)

Note 18. Stock-Based Compensation (Continued)

        A summary of RSU activity under the MSIP as of December 31, 2012, and changes during the year then ended is presented below:

	RSUs	Weighted Avg. Grant Date Fair Value
Total outstanding, December 31, 2011	683,785	$10.51
Granted to employees	72,143	$14.90
Vested	(266,818)	$10.44
Forfeited	(153,330)	$10.33

Total outstanding, December 31, 2012	335,780	$11.60

        During the years ended December 31, 2012, 2011 and 2010, the Company recognized stock-based compensation expense of $7.1 million ($4.4 million, net of tax), $8.4 million ($5.2 million, net of tax) and $9.4 million ($5.7 million, net of tax), respectively. As of December 31, 2012, there was $11.2 million of total unrecognized compensation costs related to non-vested stock options and RSUs granted by Holdings under the MSIP. These remaining costs are expected to be recognized over a weighted-average period of 2.5 years.

        In 2012, Holdings modified options held by certain executive officers of ServiceMaster. These modifications resulted in $0.9 million in additional stock compensation expense, which was recorded during 2012. In 2010, in connection with his retirement, Holdings modified certain options held by the former CEO of ServiceMaster. This stock option modification resulted in additional stock compensation expense of $0.5 million, which was recorded during 2010. There were no stock option modifications in 2011.

Note 19. Fair Value Measurements

        The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of current and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net-of-tax as a component of accumulated other comprehensive loss on the Consolidated Statements of Financial Position, or, for certain unrealized losses, reported in interest and net investment income in the Consolidated Statements of Operations and Comprehensive (Loss) Income if the decline in value is other than temporary. The carrying amount of total debt was $3.961 billion and $3.876 billion and the estimated fair value was $4.018 billion and $3.788 billion as of December 31, 2012 and 2011, respectively. The fair value of the Company's debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of December 31, 2012 and 2011.

        The Company has estimated the fair value of its financial instruments measured at fair value on a recurring basis using the market and income approaches. For investments in marketable

Notes to the Consolidated Financial Statements (Continued)

Note 19. Fair Value Measurements (Continued)

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

        The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during the years ended December 31, 2012 or 2011.

Notes to the Consolidated Financial Statements (Continued)

Note 19. Fair Value Measurements (Continued)

        The carrying amount and estimated fair value of the Company's financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		As of December 31, 2012
			Estimated Fair Value Measurements
						As of December 31, 2011
			Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
					Significant Unobservable Inputs (Level 3)
(In thousands)	Statement of Financial Position Location	Carrying Value				Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$11,987	$11,987	$—	$—	$10,834	$10,834
Investments in marketable securities	Marketable securities and Long-term marketable securities	133,816	45,152	88,664	—	131,648	131,648
Fuel swap contracts:
Current	Prepaid expenses and other assets	1,957	—	—	1,957	548	548

Total financial assets		$147,760	$57,139	$88,664	$1,957	$143,030	$143,030

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$113	$—	$—	$113	$1,281	$1,281
Interest rate swap contracts	Other accrued liabilities(1)	7,349	—	7,349	—	23,467	23,467

Total financial liabilities		$7,462	$—	$7,349	$113	$24,748	$24,748

(1)
As of December 31, 2011, liabilities related to interest rate swap contracts were reflected in other long-term obligations on the Consolidated Statement of Financial Position.

        The estimated fair value of the Company's assets that were recorded at fair value on a nonrecurring basis during 2012 are as follows:

			Estimated Fair Value Measurements
(In thousands)	Statement of Financial Position Location	Date of Fair Value Measurement	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
TruGreen Trade Name(1)	Intangible assets, primarily trade names, service marks and trademarks, net	9/30/2012	$—	$—	$606,800
TruGreen Goodwill(2)	Goodwill	9/30/2012	—	—	417,367

(1)
In 2012, the Company recorded a pre-tax non-cash impairment charge of $118.7 million to reduce the carrying value of the TruGreen trade name to its fair value as a result of our interim

Notes to the Consolidated Financial Statements (Continued)

Note 19. Fair Value Measurements (Continued)

  impairment testing of indefinite-lived intangible assets. See Note 1 for further information regarding the factors that led to the completion of the interim impairment analysis along with a description of the methodology, assumptions and significant unobservable inputs used to estimate the fair value of the TruGreen trade name.

(2)
In 2012, the Company recorded a pre-tax non-cash impairment charge of $790.2 million to reduce the carrying value of TruGreen's goodwill to its implied fair value as a result of our interim goodwill impairment testing. During the fourth quarter of 2012, the Company finalized the TruGreen impairment analysis and recorded a $4.0 million adjustment to the September 30, 2012 estimate adjusting the carrying value of goodwill from $413.4 million to $417.4 million. See Note 1 for further information regarding the factors that led to the initiation of the interim impairment analysis along with a description of the methodology, assumptions and significant unobservable inputs used to estimate the fair value of TruGreen's goodwill.

        A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2010	$6,649
Total gains (losses) (realized and unrealized):
Included in earnings	10,010
Included in accumulated other comprehensive income	(7,382)
Settlements, net	(10,010)

Balance as of December 31, 2011	(733)
Total gains (realized and unrealized):
Included in earnings	1,944
Included in accumulated other comprehensive income	2,577
Settlements, net	(1,944)

Balance as of December 31, 2012	$1,844

        The following table presents information relating to the significant unobservable inputs of our Level 3 financial instruments as of December 31, 2012:

Item	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$1,844	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.36 - $3.73	$3.55
			Forward Diesel Price per Gallon(1)	$3.88 - $3.96	$3.90

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

Notes to the Consolidated Financial Statements (Continued)

Note 19. Fair Value Measurements (Continued)

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

        The Company has historically hedged a significant portion of its annual fuel consumption of approximately 20 million gallons. The Company has also hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. All of the Company's fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statements of Financial Position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss). Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows, other than cash flows related to one amended interest rate swap which are classified as financing activities.

        The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income and accumulated other comprehensive income (loss) on the Consolidated Statements of Financial Position for the years ended December 31, 2012 and 2011, respectively, is presented as follows:

		Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings
	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Income (Loss)
(In thousands)
Derivatives designated as Cash Flow Hedge Relationships			Location of Gain (Loss) included in Earnings
	Year ended December 31, 2012
Fuel swap contracts	$2,577	$1,944	Cost of services rendered and products sold
Interest rate swap contracts	$17,114	$(21,898)	Interest expense

		Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Effective Portion of (Loss) Gain Recognized in Accumulated Other Comprehensive Income (Loss)
Derivatives designated as Cash Flow Hedge Relationships			Location of (Loss) Gain included in Income
	Year ended December 31, 2011
Fuel swap contracts	$(7,382)	$9,739	Cost of services rendered and products sold
	$—	$271	Loss from discontinued operations, net of income taxes
Interest rate swap contracts	$28,340	$(37,613)	Interest expense

Notes to the Consolidated Financial Statements (Continued)

Note 19. Fair Value Measurements (Continued)

        Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the year ended December 31, 2012. As of December 31, 2012, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $40.2 million, maturing through 2013. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2012, the Company had posted $4.0 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company's Revolving Credit Facility. As of December 31, 2012, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $980 million, maturing through 2013.

        The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $2.0 million, net of tax, as of December 31, 2012. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

        The payment obligations of the Company under the 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. Each of the Guarantors is wholly owned, directly or indirectly, by the Company, and all guarantees are full and unconditional. The Non-Guarantors do not guarantee the 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of the Company, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2020 Notes, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2020 Notes, (v) the defeasance of the Company's obligations under the indenture governing the 2020 Notes, or (vi) the payment in full of the principal amount of the 2020 Notes.

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Year Ended December 31, 2012
(In thousands)

	The ServiceMaster Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,401,526	$851,010	$(59,255)	$3,193,281
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,512,389	407,724	(58,444)	1,861,669
Selling and administrative expenses	8,368	478,820	385,263	(425)	872,026
Amortization expense	—	61,540	3,758	—	65,298
Goodwill and trade name impairment	—	897,732	11,141	—	908,873
Restructuring charges	—	7,748	10,429	—	18,177

Total operating costs and expenses	8,368	2,958,229	818,315	(58,869)	3,726,043

Operating (Loss) Income	(8,368)	(556,703)	32,695	(386)	(532,762)
Non-operating Expense (Income):
Interest expense (income)	178,427	85,881	(18,024)	—	246,284
Interest and net investment loss (income)	1,100	9,991	(18,550)	(386)	(7,845)
Loss on extinguishment of debt	55,554	—	—	—	55,554
Other expense	—	—	622	—	622

(Loss) Income from Continuing Operations before Income Taxes	(243,449)	(652,575)	68,647	—	(827,377)
(Benefit) provision for income taxes	(82,895)	(101,629)	70,264	—	(114,260)
Equity in losses of joint venture	—	—	(226)	—	(226)

Loss from Continuing Operations	(160,554)	(550,946)	(1,843)	—	(713,343)
(Loss) income from discontinued operations, net of income taxes	—	(202)	2	—	(200)
Equity in earnings of subsidiaries (net of tax)	(552,989)	4,034	—	548,955	—

Net Loss	$(713,543)	$(547,114)	$(1,841)	$548,955	$(713,543)

Total Comprehensive Loss	$(700,765)	$(546,632)	$(2,179)	$548,811	$(700,765)

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2011
(In thousands)

	The ServiceMaster Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,452,731	$811,446	$(58,305)	$3,205,872
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,483,220	388,201	(57,715)	1,813,706
Selling and administrative expenses	9,186	499,101	372,630	(425)	880,492
Amortization expense	222	67,443	23,687	—	91,352
Trade name impairment	—	36,700	—	—	36,700
Restructuring charges	35	4,678	3,449	—	8,162

Total operating costs and expenses	9,443	2,091,142	787,967	(58,140)	2,830,412

Operating (Loss) Income	(9,443)	361,589	23,479	(165)	375,460
Non-operating Expense (Income):
Interest expense (income)	189,677	89,819	(6,373)	—	273,123
Interest and net investment loss (income)	2,969	3,491	(17,346)	—	(10,886)
Loss on extinguishment of debt	774	—	—	—	774
Other expense	—	—	700	—	700

(Loss) Income from Continuing Operations before Income Taxes	(202,863)	268,279	46,498	(165)	111,749
(Benefit) provision for income taxes	(76,622)	18,720	101,814	—	43,912

(Loss) Income from Continuing Operations	(126,241)	249,559	(55,316)	(165)	67,837
Income (loss) from discontinued operations, net of income taxes	—	19,497	(46,678)	165	(27,016)
Equity in earnings of subsidiaries (net of tax)	167,062	(111,863)	—	(55,199)	—

Net Income (Loss)	$40,821	$157,193	$(101,994)	$(55,199)	$40,821

Total Comprehensive Income (Loss)	$51,980	$156,150	$(103,323)	$(52,827)	$51,980

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Year Ended December 31, 2010
(In thousands)

	The ServiceMaster Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,405,822	$777,219	$(55,647)	$3,127,394
Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,461,057	371,293	(55,046)	1,777,304
Selling and administrative expenses	9,577	516,349	370,208	(184)	895,950
Amortization expense	222	99,918	35,860	—	136,000
Restructuring charges (credits)	1,208	10,484	(244)	—	11,448

Total operating costs and expenses	11,007	2,087,808	777,117	(55,230)	2,820,702

Operating (Loss) Income	(11,007)	318,014	102	(417)	306,692
Non-operating Expense (Income):
Interest expense	196,647	76,258	14,028	—	286,933
Interest and net investment loss (income)	1,628	3,596	(14,582)	—	(9,358)
Other expense	—	—	733	—	733

(Loss) Income from Continuing Operations before Income Taxes	(209,282)	238,160	(77)	(417)	28,384
(Benefit) provision for income taxes	(73,163)	25,134	58,974	—	10,945

(Loss) Income from Continuing Operations	(136,119)	213,026	(59,051)	(417)	17,439
Income (loss) from discontinued operations, net of income taxes	—	17,868	(50,283)	417	(31,998)
Equity in earnings of subsidiaries (net of tax)	121,560	(117,729)	—	(3,831)	—

Net (Loss) Income	$(14,559)	$113,165	$(109,334)	$(3,831)	$(14,559)

Total Comprehensive (Loss) Income	$(8,156)	$114,793	$(105,070)	$(9,723)	$(8,156)

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

Condensed Consolidating Statement of Financial Position
As of December 31, 2012
(In thousands)

	The ServiceMaster Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$316,528	$13,842	$92,375	$—	$422,745
Marketable securities	—	—	19,347	—	19,347
Receivables	1,164	116,778	476,620	(190,857)	403,705
Inventories	—	54,313	2,249	—	56,562
Prepaid expenses and other assets	6,597	10,272	21,810	(1,335)	37,344
Deferred customer acquisition costs	—	19,010	14,911	—	33,921
Deferred taxes	38,140	66,129	3,230	—	107,499

Total Current Assets	362,429	280,344	630,542	(192,192)	1,081,123

Property and Equipment:
At cost	—	440,107	193,475	—	633,582
Less: accumulated depreciation	—	(209,044)	(84,490)	—	(293,534)

Net property and equipment	—	231,063	108,985	—	340,048

Other Assets:
Goodwill	—	2,055,779	356,472	—	2,412,251
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,634,145	739,324	—	2,373,469
Notes receivable	2,005,485	23	30,343	(2,013,432)	22,419
Long-term marketable securities	11,987	—	114,469	—	126,456
Investments in and advances to subsidiaries	2,098,929	630,029	—	(2,728,958)	—
Other assets	47,947	1,435	7,984	(47,169)	10,197
Debt issuance costs	44,850	—	101	—	44,951

Total Assets	$4,571,627	$4,832,818	$1,988,220	$(4,981,751)	$6,410,914

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable	$156	$41,011	$45,543	$—	$86,710
Accrued liabilities:
Payroll and related expenses	1,709	41,861	34,618	—	78,188
Self-insured claims and related expenses	—	20,180	62,855	—	83,035
Accrued interest payable	54,008	350	38	(240)	54,156
Other	8,355	26,377	25,357	(1,095)	58,994
Deferred revenue	—	135,074	348,823	—	483,897
Liabilities of discontinued operations	—	767	138	—	905
Current portion of long-term debt	93,989	20,287	128,795	(190,857)	52,214

Total Current Liabilities	158,217	285,907	646,167	(192,192)	898,099

Long-Term Debt	3,837,872	2,044,238	40,361	(2,013,432)	3,909,039
Other Long-Term Liabilities:
Deferred taxes	—	715,794	265,646	(47,169)	934,271
Intercompany payable	—	—	445,489	(445,489)	—
Other long-term obligations, primarily self-insured claims	20,888	1,243	92,724	—	114,855

Total Other Long-Term Liabilities	20,888	717,037	803,859	(492,658)	1,049,126

Shareholder's Equity	554,650	1,785,636	497,833	(2,283,469)	554,650

Total Liabilities and Shareholder's Equity	$4,571,627	$4,832,818	$1,988,220	$(4,981,751)	$6,410,914

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

Condensed Consolidating Statement of Financial Position
As of December 31, 2011
(In thousands)

	The ServiceMaster Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$232,382	$13,751	$82,797	$—	$328,930
Marketable securities	—	—	12,026	—	12,026
Receivables	1,202	108,486	452,149	(187,637)	374,200
Inventories	—	57,219	2,424	—	59,643
Prepaid expenses and other assets	5,629	12,742	20,218	(294)	38,295
Deferred customer acquisition costs	—	13,838	16,565	—	30,403
Deferred taxes	39,221	47,218	4,170	—	90,609
Assets of discontinued operations	—	7	10	—	17

Total Current Assets	278,434	253,261	590,359	(187,931)	934,123

Property and Equipment:
At cost	—	377,900	163,917	—	541,817
Less: accumulated depreciation	—	(164,689)	(70,369)	—	(235,058)

Net property and equipment	—	213,211	93,548	—	306,759

Other Assets:
Goodwill	—	2,796,789	365,191	—	3,161,980
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,804,619	738,920	—	2,543,539
Notes receivable	1,997,157	82	31,187	(2,005,104)	23,322
Long-term marketable securities	10,834	—	119,622	—	130,456
Investments in and advances to subsidiaries	2,890,634	872,451	—	(3,763,085)	—
Other assets	51,871	3,838	3,926	(50,789)	8,846
Debt issuance costs	37,708	—	90	—	37,798

Total Assets	$5,266,638	$5,944,251	$1,942,843	$(6,006,909)	$7,146,823

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable	$192	$46,378	$35,071	$—	$81,641
Accrued liabilities:
Payroll and related expenses	1,659	40,608	43,079	—	85,346
Self-insured claims and related expenses	—	20,400	52,671	—	73,071
Accrued interest payable	67,000	260	45	(294)	67,011
Other	2,919	31,760	35,424	—	70,103
Deferred revenue	—	142,918	330,324	—	473,242
Liabilities of discontinued operations	—	279	526	—	805
Current portion of long-term debt	108,428	14,258	116,789	(187,637)	51,838

Total Current Liabilities	180,198	296,861	613,929	(187,931)	903,057

Long-Term Debt	3,782,391	2,015,961	30,784	(2,005,104)	3,824,032
Other Long-Term Liabilities:
Deferred taxes	—	808,830	278,652	(50,789)	1,036,693
Intercompany payable	12,309	—	310,011	(322,320)	—
Liabilities of discontinued operations	—	—	2,070	—	2,070
Other long-term obligations, primarily self-insured claims	43,821	220	89,011	—	133,052

Total Other Long-Term Liabilities	56,130	809,050	679,744	(373,109)	1,171,815

Shareholder's Equity	1,247,919	2,822,379	618,386	(3,440,765)	1,247,919

Total Liabilities and Shareholder's Equity	$5,266,638	$5,944,251	$1,942,843	$(6,006,909)	$7,146,823

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(In thousands)

	The ServiceMaster Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$232,382	$13,751	$82,797	$—	$328,930

Net Cash Provided from Operating Activities from Continuing Operations	396,129	479,789	7,781	(649,090)	234,609

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(43,636)	(29,592)	—	(73,228)
Sale of equipment and other assets	—	2,141	56	—	2,197
Other business acquisitions, net of cash acquired	—	(41,025)	(5,113)	—	(46,138)
Notes receivable, financial investments and securities, net	—	—	(1,176)	—	(1,176)

Net Cash Used for Investing Activities from Continuing Operations	—	(82,520)	(35,825)	—	(118,345)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,350,000	—	—	—	1,350,000
Payments of debt	(1,313,714)	(18,816)	(2,417)	—	(1,334,947)
Shareholders' dividends	—	(515,706)	(133,384)	649,090	—
Debt issuance costs paid	(32,978)	—	(111)	—	(33,089)
Net intercompany advances	(315,291)	141,623	173,668	—	—

Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(311,983)	(392,899)	37,756	649,090	(18,036)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(668)	(134)	—	(802)
Cash used for investing activities:
Proceeds from sale of business	—	(3,611)	—	—	(3,611)

Net Cash Used for Discontinued Operations	—	(4,279)	(134)	—	(4,413)

Cash Increase During the Period	84,146	91	9,578	—	93,815

Cash and Cash Equivalents at End of Period	$316,528	$13,842	$92,375	$—	$422,745

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In thousands)

	The ServiceMaster Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$132,168	$16,900	$103,630	$—	$252,698

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	476,575	565,023	(29,251)	(717,346)	295,001

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(68,189)	(28,351)	—	(96,540)
Sale of equipment and other assets	—	4,433	172	—	4,605
Acquisition of The ServiceMaster Company	(35)	—	—	—	(35)
Other business acquisitions, net of cash acquired	—	(43,316)	(1,049)	—	(44,365)
Purchase of other intangibles	—	(1,900)	—	—	(1,900)
Notes receivable, financial investments and securities, net	—	633	2,376	—	3,009

Net Cash Used for Investing Activities from Continuing Operations	(35)	(108,339)	(26,852)	—	(135,226)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	4,000	—	4,000
Payments of debt	(91,500)	(13,119)	(1,286)	—	(105,905)
Shareholders' dividends	—	(573,412)	(143,934)	717,346	—
Debt issuance costs paid	(267)	—	—	—	(267)
Net intercompany advances	(284,559)	100,224	184,335	—	—

Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(376,326)	(486,307)	43,115	717,346	(102,172)

Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	—	340	(6,228)	—	(5,888)
Cash provided from (used for) investing activities:
Proceeds from sale of business	—	26,134	—	—	26,134
Other investing activities	—	—	(1,617)	—	(1,617)

Net Cash Provided from (Used for) Discontinued Operations	—	26,474	(7,845)	—	18,629

Cash Increase (Decrease) During the Period	100,214	(3,149)	(20,833)	—	76,232

Cash and Cash Equivalents at End of Period	$232,382	$13,751	$82,797	$—	$328,930

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(In thousands)

	The ServiceMaster Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$124,674	$17,689	$112,993	$—	$255,356

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	296,963	460,679	(62,561)	(472,537)	222,544

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(82,594)	(51,640)	—	(134,234)
Sale of equipment and other assets	—	1,003	352	—	1,355
Acquisition of The ServiceMaster Company	(2,245)	—	—	—	(2,245)
Other business acquisitions, net of cash acquired	—	(57,724)	(217)	—	(57,941)
Purchase of other intangibles	—	(2,500)	—	—	(2,500)
Notes receivable, financial investments and securities, net	22,012	—	(1,585)	—	20,427

Net Cash Provided from (Used for) Investing Activities from Continuing Operations	19,767	(141,815)	(53,090)	—	(175,138)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	5,000	—	10,000	—	15,000
Payments of debt	(32,250)	(15,325)	(13,758)	—	(61,333)
Shareholders' dividends	—	(413,197)	(59,340)	472,537	—
Debt issuance costs paid	—	—	(30)	—	(30)
Net intercompany advances	(281,986)	108,869	173,117	—	—

Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(309,236)	(319,653)	109,989	472,537	(46,363)

Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	—	6,776	—	6,776
Cash used for investing activities	—	—	(10,477)	—	(10,477)

Net Cash Used for Discontinued Operations	—	—	(3,701)	—	(3,701)

Cash Increase (Decrease) During the Period	7,494	(789)	(9,363)	—	(2,658)

Cash and Cash Equivalents at End of Period	$132,168	$16,900	$103,630	$—	$252,698

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The ServiceMaster Company
Memphis, Tennessee

        We have audited the internal control over financial reporting of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 4, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 4, 2013

Quarterly Operating Results (Unaudited)

        Quarterly operating results for the last two years in operating revenue, gross profit, (loss) income from continuing operations, loss from discontinued operations and net (loss) income are shown in the table below. As discussed in the "Interim Reporting" section in the Significant Accounting Policies, for interim accounting purposes, TruGreen and other business segments of the Company incur pre-season advertising costs. In addition, TruGreen incurs costs related to annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized as expense in proportion to revenue over the balance of the year. Full year results are not affected.

	2012
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating Revenue	$654,689	$962,165	$900,693	$675,734	$3,193,281
Gross Profit	268,101	429,211	386,044	248,256	1,331,612
(Loss) Income from Continuing Operations(1)(2)	(29,106)	22,134	(704,159)	(2,212)	(713,343)
(Loss) Income from Discontinued Operations, net of income taxes(3)	(924)	838	(203)	89	(200)
Net (Loss) Income(1)(2)(3)	(30,030)	22,972	(704,362)	(2,123)	(713,543)

	2011
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating Revenue	$614,671	$967,440	$930,920	$692,841	$3,205,872
Gross Profit	244,102	446,806	413,164	288,094	1,392,166
(Loss) Income from Continuing Operations(1)(2)	(25,295)	60,562	47,215	(14,645)	67,837
Loss from Discontinued Operations, net of income taxes(3)	(21,101)	(3,842)	(1,487)	(586)	(27,016)
Net (Loss) Income(1)(2)(3)	(46,396)	56,720	45,728	(15,231)	40,821

(1)
During the second quarter of 2012, the Company recorded an impairment charge of $67.7 million ($41.4 million, net of tax) to reduce the carrying value of the TruGreen trade name to its estimated fair value as a result of its impairment testing of indefinite-lived intangible assets. During the third quarter of 2012, the Company recorded additional impairment charges of $794.2 million ($693.5 million, net of tax) and $51.0 million ($31.2 million, net of tax) to reduce the carrying values of TruGreen's goodwill and the TruGreen trade name, respectively, to their estimated fair values as a result of further impairment testing of goodwill and indefinite-lived intangible assets. During the fourth quarter of 2012, upon completion of its September 30, 2012 valuation, the Company recorded a favorable goodwill impairment adjustment of $4.0 million ($2.4 million, net of tax). See Note 1 to the Consolidated Financial Statements for further information.

During the fourth quarter of 2011, the Company recorded an impairment charge of $36.7 million ($22.4 million, net of tax) to reduce the carrying value of the TruGreen trade name to its then estimated fair value as a result of the Company's impairment testing of goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further information.

(2)
The results include restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at

  TruGreen, a reorganization of leadership at American Home Shield and ServiceMaster Clean, an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters and other restructuring costs. The table below summarizes the pre-tax and after-tax restructuring charges, by quarter, for 2012 and 2011.

	2012
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pre-tax	$(3,990)	$(5,026)	$(3,322)	$(5,839)	$(18,177)
After-tax	$(2,442)	$(3,076)	$(2,033)	$(3,577)	$(11,128)

	2011
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Pre-tax	$(2,589)	$(94)	$(1,593)	$(3,886)	$(8,162)
After-tax	$(1,584)	$(59)	$(976)	$(2,372)	$(4,991)
(3)
During the first quarter of 2011, the Company recorded an impairment charge of $34.2 million ($21.0 million, net of tax) to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards. Upon completion of the sale, a $6.2 million loss on sale ($1.9 million, net of tax) was recorded. During 2012, upon finalization of certain post-closing adjustments and disputes, the Company recorded an additional $1.3 million loss on sale ($0.5 million gain, net of tax).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Effectiveness of Disclosure Controls and Procedures.    ServiceMaster's CEO, Harry J. Mullany III, and ServiceMaster's Senior Vice President and Interim CFO, David W. Martin, have evaluated ServiceMaster's disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. ServiceMaster's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Memphis, Tennessee. Messrs. Mullany and Martin have concluded that both the design and operation of ServiceMaster's disclosure controls and procedures were effective as of December 31, 2012.

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

        Management assessed, under the supervision and with the participation of ServiceMaster's CEO, Harry J. Mullany III, and ServiceMaster's Senior Vice President and Interim CFO, David W. Martin, the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment we concluded that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

        Although the Company is not a "large accelerated filer" or an "accelerated filer" as those terms are defined by the SEC, and therefore not required to provide an attestation report from its independent registered public accounting firm, the Company is voluntarily providing such report. Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012. This attestation report is included in Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    No change in ServiceMaster's internal control over financial reporting occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, ServiceMaster's internal control over financial reporting.

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

Name	Age	Principal Occupation	Director Since
Kenneth A. Giuriceo	39	Financial Officer, Clayton, Dubilier & Rice, LLC	2007
David H. Wasserman	46	Financial Officer, Clayton, Dubilier & Rice, LLC	2007

        Kenneth A. Giuriceo has served as one of our directors since July 2007. Mr. Giuriceo joined CD&R in 2003. Prior to joining CD&R, Mr. Giuriceo worked in the principal investment area of Goldman, Sachs & Co. Mr. Giuriceo currently serves on the boards of directors of Emergency Medical Services Corporation and David's Bridal, Inc. and formerly served on the board of directors of Sally Beauty Holdings, Inc. He received an M.B.A. from Harvard Business School and a B.S. from Boston College. Mr. Giuriceo's extensive knowledge of the capital markets and his experience with other consumer-oriented service businesses give him beneficial insight into our capital and liquidity needs, in addition to our challenges, opportunities and operations and qualify him to serve on our board of directors.

        David H. Wasserman has served as one of our directors since July 2007. Mr. Wasserman joined CD&R in 1998. Prior to joining CD&R, Mr. Wasserman worked in the principal investment area at Goldman, Sachs & Co. and as a management consultant at both Monitor Company and Fidelity Capital. Mr. Wasserman currently serves on the boards of directors of Univar Inc., Hertz Global Holdings, Inc. and Culligan Ltd. and formerly served on the boards of directors of Covansys Corporation, Kinko's, Inc. and ICO Global Communications (Holdings) Limited. He received an M.B.A from Harvard Business School and a B.A. from Amherst College. Mr. Wasserman's extensive knowledge of the capital markets, experience as a management consultant and experience as a director of other consumer-oriented service businesses with nationwide locations that are similar to our business structure give him beneficial insight into our capital and liquidity needs, in addition to our challenges, opportunities and operations and qualify him to serve on our board of directors.

EXECUTIVE OFFICERS OF SERVICEMASTER

        The names and ages of the executive officers of ServiceMaster as of March 4, 2013, together with certain biographical information, are as follows:

Name	Age	Present Positions	First Became an Officer
Harry J. Mullany III	54	Chief Executive Officer	2011
R. David Alexander	56	President, TruGreen	2012
Mark J. Barry	51	President & Chief Operating Officer, American Home Shield	2012
Thomas J. Coba	56	President, ServiceMaster Clean, Merry Maids, Furniture Medic & AmeriSpec	2011
Charles M. Fallon	50	President, Terminix	2011
Linda A. Goodspeed	51	Senior Vice President & Chief Information Officer	2011
David W. Martin	48	Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer	2005
Greerson G. McMullen	50	Senior Vice President, General Counsel, Government Affairs & Secretary	2007
Jed L. Norden	62	Senior Vice President—Human Resources	2008

        Harry J. Mullany III has served as our Chief Executive Officer since March 2011. Mr. Mullany's employment with us commenced in February 2011, as he initially served in a transitional role to enable the smooth transfer of executive responsibilities from our former CEO until he assumed the title and role of CEO. From February 2010 until November 2010, he served as executive vice president of Walmart U.S., a national retailer, and as president of its northern division; from 2006 until January 2010, Mr. Mullany was a senior vice president of Walmart U.S. and president of its northeast division. He received an M.B.A. in finance and a bachelor of business administration degree in accounting and management from Temple University.

        R. David Alexander, Jr.has served as President of TruGreen since December 2012. From April 2009 to January 2012, Mr. Alexander served as the President and Chief Executive Officer of Citi Trends, Inc. Mr. Alexander served as President and Chief Operating Officer of Citi Trends, Inc. from December 2008 to April 2009. In 2008, Mr. Alexander was a consultant with APAX Partners, a private equity firm. He received a B.B.A from East Tennessee State University.

        On August 31, 2006, Portrait Corporation of America, Inc. ("PCA"), which operates photography studios in Walmart U.S. stores, for which Mr. Alexander served as Chief Executive Officer from 2005 to 2007, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Alexander continued to serve as Chief Executive Officer of PCA until its sale to CPI Corp. in 2007.

        Mark J. Barry has served as President and Chief Operating Officer of American Home Shield since August 2012. From April 2011 to February 2012, Mr. Barry served as President, Automation and Controls Solutions and from March 2010 to April 2011, served as President, Global Security Products, UTC Fire & Safety, both business units within United Technologies Corporation. From February 2008 to March 2010, Mr. Barry served as President of GE Security-Americas, a division of General Electric Company, before it was acquired by United Technologies Corporation in 2010. He received a B.B.A. in management from Georgia State University.

        Thomas J. Coba has served as President of ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec since November 2011. From 2004 until November 2011, Mr. Coba was Chief Operations Officer of Subway Restaurants, a global restaurant brand and the operating company of Franchise World Headquarters, LLC. He received a B.S. from Tufts University.

        Charles M. Fallon has served as President of Terminix since December 2011. From 2006 through 2010, Mr. Fallon was President, North America of Burger King Holdings, Inc., a global fast food restaurant chain. He received an M.B.A. from Columbia University and a B.B.A from McMurry College.

        Linda A. Goodspeed has served as Senior Vice President and Chief Information Officer of ServiceMaster since October 2011. From 2008 to September 2011, Ms. Goodspeed served as Vice President, Information Systems and Chief Information Officer for Nissan North America, Inc., a subsidiary of Nissan Motor Company, a global manufacturer of vehicles. From 2001 to 2008, Ms. Goodspeed served as Executive Vice President at Lennox International, Inc., a global manufacturer of air conditioning, heating and commercial refrigeration equipment. She received an M.B.A. from the University of Michigan and a B.S.M.E. from Michigan State University.

        David W. Martin has served as our Interim Chief Financial Officer since November 2012. He also served as our Interim Chief Financial Officer from April 2011 to August 2011. Mr. Martin has served as Senior Vice President since November 2007 and when not serving in the role of Interim Chief Financial Officer has served as Controller of ServiceMaster since November 2007. Mr. Martin has served as Chief Accounting Officer of ServiceMaster since November 2010. He received a B.S. in accounting from Christian Brothers University.

        Greerson G. McMullen has served as ServiceMaster's Senior Vice President and General Counsel since August 2007 and as Secretary of ServiceMaster since November 2007. Mr. McMullen has held the Government Affairs title since March 2010. He received a J.D. from the University of Virginia and a B.S.F.S. from Georgetown University.

        Jed L. Norden has served as Senior Vice President-Human Resources of ServiceMaster since June 2008. From January 2004 until May 2008, Mr. Norden worked at Retail Ventures, Inc., a footwear and fashion retailer, where he served as Executive Vice President and Chief Administrative Officer; Executive Vice President, Human Resources, Real Estate, Information Technology, Logistics and Construction; and Executive Vice President, Human Resources. He received a B.S. in business administration from Central Michigan University.

FINANCIAL CODE OF ETHICS

        ServiceMaster has a Financial Code of Ethics that applies to the CEO, CFO and Controller, or persons performing similar functions, and other designated officers and employees, including the primary financial officer of each ServiceMaster business unit and the Treasurer. ServiceMaster also has a Code of Conduct that applies to directors, officers and employees. The Financial Code of Ethics and Code of Conduct each address matters such as conflicts of interest, confidentiality, fair dealing and compliance with laws and regulations. Copies of the Financial Code of Ethics and the Code of Conduct are available on ServiceMaster's website at http://www.servicemaster.com and are also available in print, without charge, to any person who requests it by writing to the Corporate Secretary at the following address: The ServiceMaster Company, 860 Ridge Lake Boulevard, Memphis, Tennessee 38120. The Company intends to post on its website all disclosures required by law or regulation, including the SEC's Form 8-K rules, related to all amendments to, or waivers from, any provisions of the Financial Code of Ethics and the Code of Conduct.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        This section describes the material elements of our 2012 executive compensation program and the principles underlying our executive compensation policies and decisions. In addition, in this section we provide information regarding the compensation paid to each individual who served in the capacity as principal executive officer (CEO) or principal financial officer (CFO) during 2012 and the three most highly compensated executive officers (other than the CEO and CFO) who were serving as such as of the end of our most recent fiscal year (collectively referred to as our Named Executive Officers ("NEOs")).

Highlights

  •
  The leadership of the Company continued to undergo significant change during 2012, with the retirement of Mr. David Crawford (former president of AHS), the resignations of Messrs. Roger Cregg (former CFO) and Thomas Brackett (former president of TruGreen) and the hiring of Messrs. Mark Barry (president of AHS) and David Alexander (president of TruGreen). Additionally, Mr. David Martin, our Senior Vice President and Chief Accounting Officer, assumed the position of Interim CFO beginning on November 27, 2012 upon Mr. Cregg's departure.

  •
  Base salaries of the NEOs who were with the Company prior to November 2011 were increased by percentages ranging from 3.0 to 10.0 percent in 2012 to recognize individual performance and to better align base salary levels with competitive pay levels for similar positions in the marketplace. Messrs. Coba and Fallon did not receive a salary increase during 2012 as they were both hired in the fourth quarter of 2011. Mr. Barry did not receive an increase as he was hired in August 2012. The salaries for NEOs hired after November 1, 2011 and during 2012 were set at competitive levels needed to attract these executives to the Company.

  •
  The financial performance of the Company did not meet expectations for 2012, primarily due to the performance of TruGreen. Based on this performance, the Company did not achieve the corporate consolidated performance goal under the Annual Bonus Plan ("ABP"). The Board determined, however, that since the Company's consolidated performance, excluding TruGreen, showed growth in both revenue and profit, there would be a payout, equal to 65 percent of target for those associates with a corporate consolidated component to the ABP excluding the CEO. The Board determined that as CEO, Mr. Mullany had ultimate responsibility for TruGreen's performance, and therefore the Board elected to pay him a bonus for 2012 equal to 50 percent of his target.

  •
  The Board in its discretion may from time to time award special bonuses outside of the ABP to executive officers to incentivize specific performance goals and business objectives. In connection with his hire in 2011, the Board made Mr. Fallon eligible for discretionary bonuses for 2012 and 2013. These bonuses are intended to incentivize and foster greater collaboration and synergy between the Terminix and TruGreen businesses. These discretionary bonus opportunities provide for a payment of up to $100,000 for 2012 and $100,000 for 2013. For 2012, the Board approved the payment of a discretionary bonus of $100,000 to Mr. Fallon.

  •
  As part of our strategy to align interests between our executive officers and stockholders, and in recognition of his hire into the senior management team, Mr. Barry purchased shares of Holdings' common stock and simultaneously was granted options under the MSIP to acquire additional shares in the future. He was also awarded RSUs to provide additional value and alignment with Holdings' stockholders. Messrs. Mullany and Coba elected to purchase additional shares of Holdings in March and November 2012, respectively, consistent with the opportunity provided in their offers of employment. As a result of their additional stock purchases and in accordance with their offers of employment they also received options under the MSIP to acquire additional shares in the future.

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

        To meet these objectives, our executive compensation program consists of the following:

  •
  Base salary, which is intended to attract and retain highly qualified executives and to recognize individual performance by the executive;

  •
  Annual cash incentive, which is intended to motivate the executive to achieve short-term Company (and, where applicable, business unit) performance goals and special bonus awards from time to time;

  •
  Stock, RSUs and stock options to motivate executives to achieve long-term performance goals and to provide equity ownership of Holdings to our executives to ensure goal alignment with Holdings' stockholders; and

  •
  Employee benefits, including retirement benefits, perquisites, new hire bonus, relocation benefits and commuting benefits, which are intended to attract and retain qualified executives by ensuring that our benefit programs are competitive.

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

Determination of Executive Compensation

Pay Decision Process

        The Company's Board establishes the compensation of our CEO. Historically, in determining the CEO's compensation, the Board considers the following factors: (1) the operating and financial performance of the Company, (2) the competitive market data provided by Towers Watson, our external compensation consultant at the time of the competitive review, as presented to the Board by our Senior Vice President, Human Resources, (3) the Board's assessment of the CEO's individual performance, and (4) prevailing economic conditions. The CEO recommends to our Board compensation for the Company's other executive officers based on his assessment of each executive officer's area of responsibility, individual and business unit performance, overall contribution, the competitive market data provided by Towers Watson and prevailing economic conditions. The Board approves the compensation arrangements for each executive officer.

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

        As part of our review of competitive pay practices, we engaged Towers Watson in 2012 to conduct a total market review to determine whether executive officer total compensation opportunities were competitive. The Board approved a new group of 21 peer companies (the "Peer Group") that are generally 0.3 to 3.0 times the revenue size of ServiceMaster. These peer companies are generally from the service and retail industries where they have a distributed business model. The Board also considered the growth rates of the companies when selecting this group of companies. We continually review the Peer Group and may from time-to-time adjust the companies comprising the group to better reflect competitors in our industry, companies with similar business models and companies that compete in our labor markets for talent. For 2012, the Peer Group consisted of the following companies:

Peer Group

ABM Industries Incorporated	O'Reilly Automotive, Inc.
AutoZone, Inc.	Republic Services, Inc.
Chemed Corporation	Rollins, Inc.
Chico's FAS Inc.	Service Corporation International
Chipotle Mexican Grill, Inc.	Spectrum Brands Holdings, Inc.
Cintas Corporation	Starbucks Corporation
Darden Restaurants, Inc.	The Scotts Miracle-Gro Company
DSW Inc.	The Wendy's Company
Ecolab Inc.	Urban Outfitters, Inc.
Harris Teeter Supermarkets, Inc.	Waste Connections, Inc.
Limited Brands, Inc.

        In determining 2012 executive compensation, we relied on the Peer Group data for positions reported in the peer companies' respective proxy statements provided by Towers Watson. Competitive market data for positions which were not reported in Peer Group proxy statements was provided by Aon Hewitt and was adjusted to mirror general market merit increases, as identified in market salary increase surveys sponsored by compensation consulting organizations. We then evaluated base pay and annual bonuses for our executives as discussed below. Differences in total compensation generally reflect the tenure, relevant experience, expertise and performance of the individual executive officer within his role. In September 2012, the Board made the decision to change external compensation consultants to Semler Brossy Consulting Group, LLC and they will be advising on 2013 compensation matters.

Base Salary

        Base salaries for executive officers are reviewed annually by the Board during our merit review process at the beginning of each year. To determine base salaries for executive officers, we first review market data and target base salaries at the market median of the Peer Group or Aon Hewitt survey data for each respective position. The base salary for each NEO is then determined by adjusting the amount based on the Board's assessment of the NEO's experience relative to industry peers, time in his or her position, individual performance, future potential and leadership qualities. In 2012, when a detailed review was performed prior to salary increases, the base salary of Mr. Mullany was at the median of the Peer Group, the base salary for Mr. Cregg in the position of CFO exceeded the 75th percentile of the Peer Group, and the base salary for Mr. Martin as our Controller was within competitive ranges of the median of the Aon Hewitt surveys. Base salaries were increased for each NEO who was an employee in April 2012 based on the Board's assessment of the individual's contribution to the sustained success of the Company except for Messrs. Coba and Fallon whose salaries were set at their respective hire dates of November 28, 2011 and December 5, 2011 as part of their hiring. The salary increases for the NEOs who were with the Company for the majority of 2011 ranged from 3.0 percent to 10.0 percent. In determining Mr. Mullany's salary increase in 2012, which was somewhat larger than the normal merit increase, the Board considered and recognized the significant improvement in the performance of the Company during 2011, as well as Mr. Mullany's individual performance. Base salaries for the business unit presidents hired after November 1, 2011 (Messrs. Barry, Coba and Fallon) were set at levels that were deemed to be competitive with market segment salaries to recognize the skills and experience of each officer.

        The following table sets forth information regarding the 2012 base salaries for our NEOs.

2012 Salary Table

Named Executive Officer	Base Salary as of January 1, 2012	Base Salary as of December 31, 2012	Aggregate Increase %
Harry J. Mullany	$1,000,000	$1,100,000	10.0%
David W. Martin(1)	$300,000	$312,000	4.0%
Roger A. Cregg(2)	$600,000	$618,000	3.0%
Mark J. Barry(3)	N/A	$425,000	N/A
Thomas J. Coba(4)	$425,000	$425,000	0.0%
Charles M. Fallon(4)	$500,000	$500,000	0.0%

(1)
The amount in the table reflects Mr. Martin's base salary in his capacity as our Senior Vice President, Controller and Chief Accounting Officer. During his tenure as interim CFO, Mr. Martin will also receive $10,000 per month in incremental base salary prorated for any partial month of service. During 2012, this incremental base salary totaled $11,000.

(2)
Mr. Cregg was no longer employed by the Company as of December 31, 2012. The amount shown reflects his base salary as of his departure date on November 27, 2012.

(3)
Mr. Barry was hired during 2012. The base salary shown above was provided for in his offer of employment.

(4)
Messrs. Coba and Fallon were hired after November 1, 2011 and were not eligible for salary increases as part of the 2012 annual review of base salaries.

Annual Bonus Plan

        The ABP, our annual cash incentive program, is designed to reward the achievement of specific pre-set financial results measured over the fiscal year. Each participant is assigned an annual incentive target expressed as a percentage of base salary. For the NEOs, these targets ranged from

50 percent to 100 percent of base salary. Mr. Martin had been assigned an annual target bonus of 50 percent in his capacity as Senior Vice President, Controller and Chief Accounting Officer of the Company, but was assigned a target bonus of 65 percent during the period he served as Interim CFO. As further compensation for his services as Interim CFO, Mr. Martin was also guaranteed a minimum incremental bonus under the ABP of $50,000 above his calculated bonus as Senior Vice President, Controller and Chief Accounting Officer payable on a pro-rated basis for 2013 while serving as Interim CFO. The actual awards are calculated based on year-end salary, except in the case of Mr. Martin, who's 2012 ABP award was calculated at 50 percent of his salary as Senior Vice President, Controller and Chief Accounting Officer and at 65 percent of his salary as Interim CFO, prorated for the time served in each capacity.

        To encourage our executive officers to focus on short-term Company (and, where applicable, business unit) goals and financial performance, incentives under the ABP are based on the performance of the Company with respect to the following measures at both a corporate consolidated and, where applicable, a business unit level:

  •
  Adjusted Operating Performance ("AOP"), which is calculated by making the following adjustments to operating income: (1) adding back depreciation and amortization related to assets established or re-valued as a result of the Merger; (2) adding back non-cash goodwill and trade name impairments; (3) adding back non-cash stock-based compensation; (4) adding back restructuring charges; (5) adding back management and consulting fees; (6) adding back key executive transition charges; (7) adding back compensation expense resulting from a change in market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting charge in interest and investment income); (8) adding back non-cash impairments for licensed intellectual property, abandonment of internally developed software and real estate not currently in use for operations; (9) adding back certain costs incurred as part of the Company's refinancing activities; (10) adding the Company's equity in losses of joint ventures; and (11) adjusting for other normalization items as approved by the Board, which, for 2012, included adjustments related to certain legal and tax reserves at American Home Shield;

  •
  Revenue; and

  •
  Cash Flow, which is calculated by making the following adjustments to AOP: (1) adding back depreciation and amortization (excluding depreciation and amortization related to assets established or re-valued as a result of the Merger); (2) subtracting capital expenditures; and (3) adjusting for the change in net working capital.

        These performance measures were selected as the most appropriate measures upon which to determine annual bonuses because they are the primary metrics that management and the Equity Sponsors use to measure the performance of the Company for purposes unrelated to compensation. Additionally, the Board selected these measures to incentivize profitable growth and cash flow generation to meet debt obligations and fund investments for future growth. All of the opportunity for payment under the ABP to our NEOs is based on these performance measures.

        Payments under the ABP were also subject to the achievement of a minimum level of performance on the AOP financial measure ("AOP Threshold"). In order to achieve any payment under the ABP, the AOP Threshold had to be achieved at the corporate consolidated or, where applicable, business unit levels. Although the corporate consolidated AOP Threshold was not achieved for 2012, as discussed further below, the Board elected to use its discretion to pay awards at 65 percent for the corporate components of the ABP, except in the case of Mr. Mullany, whose corporate component was awarded at 50 percent, as the Board determined that as CEO, Mr. Mullany had ultimate responsibility for TruGreen's performance. For executive officers holding positions within corporate headquarters functions, such as the CEO and CFO positions, ABP payments are based 100 percent on overall Company performance. For executive officers in charge of a business unit, payments are based on both Company and business unit performance. The corporate consolidated AOP Threshold and business unit AOP Thresholds applicable to the NEOs are set forth in the table below.

Participating NEO	Performance Measure	AOP Threshold ($ in 000s)	AOP Actual ($ in 000s)
Harry J. Mullany	ServiceMaster AOP	$520,103	$481,591
David W. Martin
Mark J. Barry	ServiceMaster AOP	$520,103	$481,591
	American Home Shield AOP	$119,274	$137,917
Thomas J. Coba	ServiceMaster AOP	$520,103	$481,591
	ServiceMaster Clean AOP	$62,832	$60,922
	Merry Maids AOP	$19,325	$20,716
Charles M. Fallon	ServiceMaster AOP	$520,103	$481,591
	Terminix AOP	$267,512	$282,706

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

        The tables below provide information regarding the 2012 ABP for our participating NEOs, including the performance goals, the weight assigned to each performance goal, and the payout as a percentage of the target bonus if the threshold or target performance goal is met. The performance goals and relative weightings reflect the Board's objective of ensuring that a substantial amount of each NEO's total compensation is tied to Company and, where applicable, business unit performance.

2012 ABP Weighting, Threshold and Target Performance Goals

Participating NEO(1)	Organizational Weighting	Performance Weighting	Threshold ($ in 000s)	Target ($ in 000s)(2)	% of Target Performance for Threshold Payout	% Payout With Threshold Performance
Harry J. Mullany	100% ServiceMaster	50% ServiceMaster AOP	$520,103	$548,000	94.9%	69.5%
David W. Martin		30% ServiceMaster Revenue	$3,196,841	$3,400,000	94.0%	64.1%
		20% ServiceMaster Cash Flow	$517,389	$546,063	94.7%	68.5%
Mark J. Barry	20% ServiceMaster	20% ServiceMaster AOP	$520,103	$548,000	94.9%	69.5%
	80% American Home Shield	35% American Home Shield AOP	$119,274	$137,015	87.1%	22.3%
		35% American Home Shield Revenue	$686,737	$765,251	89.7%	38.4%
		10% American Home Shield Cash Flow	$108,600	$130,325	83.3%	0.0%
Thomas J. Coba	20% ServiceMaster	20% ServiceMaster AOP	$520,103	$548,000	94.9%	69.5%
	40% ServiceMaster Clean	17.5% ServiceMaster Clean AOP	$62,832	$68,118	92.2%	53.4%
		17.5% ServiceMaster Clean Revenue	$138,691	$153,882	90.1%	40.8%
		5% ServiceMaster Clean Cash Flow	$59,956	$67,380	89.0%	33.9%
	40% Merry Maids	17.5% Merry Maids AOP	$19,325	$19,821	97.5%	85.0%
		17.5% Merry Maids Revenue	$71,955	$73,800	97.5%	85.0%
		5% Merry Maids Cash Flow	$17,166	$17,606	97.5%	85.0%
Charles M. Fallon	20% ServiceMaster	20% ServiceMaster AOP	$520,103	$548,000	94.9%	69.5%
	80% Terminix	35% Terminix AOP	$267,512	$273,200	97.9%	87.5%
		35% Terminix Revenue	$1,193,075	$1,242,579	96.0%	76.1%
		10% Terminix Cash Flow	$265,227	$280,593	94.5%	67.1%

(1)
Due to Mr. Cregg's voluntary termination from the Company, he was not eligible for a 2012 ABP payment.

(2)
In 2012, the ABP included an additional feature whereby each NEO could receive target payout under their revenue performance goals for less than target achievement. The lower revenue targets were developed based on the revenue needed from each business unit to deliver consolidated revenue 5.0% higher than 2011 levels. In the event any business unit achieved these lower revenue targets, the revenue component of their ABP achievement would be based on the lower target. If the lower targets were not achieved, the revenue component of their ABP achievement would be based on the original revenue targets shown above. The lower revenue targets for the NEOs were as follows: ServiceMaster—$3,366,166, American Home Shield—$757,636, ServiceMaster Clean—$152,351, Merry Maids—$73,066, Terminix—$1,230,214.

        The "% of Target Performance for Threshold Payout" is equal to threshold performance (which is generally equal to the prior year's actual performance) divided by the current year's target goal. The payout levels for performance above threshold are based on a 6:1 ratio—for every one percent of achievement above threshold performance levels, the plan pays out six additional percentage points of the targeted payout. The Board believes the 6:1 ratio to be an effective motivator to improve over the prior year's results. The 2012 ABP target payout opportunity for each participating NEO (see table below) was based on our review of Peer Group and survey data and the importance of the NEO's position relative to the overall financial success of the Company. The following table sets forth information regarding the 2012 performance under the ABP, including the percentage of performance target attained and the percentage of target bonus earned. Due to his resignation, Mr. Cregg was not eligible for a payment under the ABP.

        The Company did not achieve the AOP Threshold at the corporate consolidated level, resulting in a calculated bonus payout of zero. However, the Board considered that the primary reason for not achieving the AOP Threshold was the unexpected performance of TruGreen. The Board determined that, since the Company's consolidated performance, excluding TruGreen showed growth in both revenue (5.2 percent) and AOP (5.9 percent), there would be a payout equal to 65 percent of target for those associates with a corporate consolidated component to the ABP, except for Mr. Mullany, whose corporate component was awarded at 50 percent, as the Board determined that as CEO, Mr. Mullany had ultimate responsibility for TruGreen's performance. All NEOs have a corporate consolidated component and benefited from the discretionary payout. Due to the Board's discretion awarding a corporate component of 65 percent under the ABP (50 percent in the case of Mr. Mullany), these amounts are included in the "Bonus" column of Summary Compensation Table.

2012 ABP Performance

Participating NEO	Target % of Salary	% of ServiceMaster Target AOP Attained	% of ServiceMaster Target Revenue Attained	% of ServiceMaster Target Cash Flow Attained	Business Unit	% of Business Unit Target AOP Attained	% of Business Unit Target Revenue Attained	% of Business Unit Target Cash Flow Attained	% of Target Bonus Awarded(1)
Harry J. Mullany	100.0%	87.9%	94.2%	85.5%	Corporate	N/A	N/A	N/A	50.0%
David W. Martin(2)	50.0%	87.9%	94.2%	85.5%	Corporate	N/A	N/A	N/A	65.0%
Mark J. Barry	65.0%	87.9%	N/A	N/A	American Home Shield	100.7%	94.2%	103.9%	84.5%
Thomas J. Coba	65.0%	87.9%	N/A	N/A	ServiceMaster Clean	89.4%	90.6%	84.2%	6.5%
					Merry Maids	104.5%	112.3%	111.4%	67.6%
Charles M. Fallon	65.0%	87.9%	N/A	N/A	Terminix	103.5%	102.9%	108.3%	111.3%

(1)
As discussed above, the Company did not meet the minimum performance levels required to achieve a payment under the ABP at the corporate consolidated level. However, the Board determined that, since the Company's consolidated performance, excluding TruGreen, showed growth in both revenue and AOP, there would be a payout equal to 65 percent of target for those associates with a corporate consolidated component to the ABP excluding the CEO. The Board determined that as CEO, Mr. Mullany had ultimate responsibility for TruGreen's performance, and therefore the Board elected to pay him a bonus for 2012 equal to 50 percent of his target.

(2)
During the year, Mr. Martin was appointed to the role of interim CFO, as of November 27, 2012. In connection with such appointment he received, in addition to his base salary, an additional $10,000 per month of base salary. Mr. Martin also received an increase in his bonus target under the 2012 ABP to 65 percent from 50 percent of his base salary during his tenure in this interim role.

2012 ABP Payments

Participating NEO	% of Salary Paid at Target Performance	Base Salary	Actual % of Target Awarded(1)	Total Bonus Award
Harry J. Mullany	100.0%	$1,100,000	50.0%	$550,000
David W. Martin(2)	50.0%	$312,000	65.0%	$109,157
Mark J. Barry(3)	65.0%	$425,000	84.5%	$85,475
Thomas J. Coba	65.0%	$425,000	74.1%	$204,576
Charles M. Fallon	65.0%	$500,000	111.3%	$361,641

(1)
As discussed above, the Company did not meet the minimum performance levels required to achieve a payment under the ABP at the corporate consolidated level. However, the Board determined that, since the Company's consolidated performance, excluding TruGreen, showed growth in both revenue and profit, there would be a payout equal to 65 percent of target for those associates with a corporate consolidated component to the ABP, excluding the CEO. The Board determined that as CEO, Mr. Mullany had ultimate responsibility for TruGreen's performance, and therefore the Board elected to pay him a bonus for 2012 equal to 50 percent of his target.

(2)
During the year, Mr. Martin was appointed to the role of Interim CFO, as of November 27, 2012. In connection with such appointment he received, in addition to his base salary, an additional $10,000 per month of base salary. Mr. Martin also received an increase in his bonus target under the 2012 ABP to 65 percent from 50 percent of his base salary during his tenure in this interim role.

(3)
Mr. Barry joined the Company during 2012 and as such received a pro-rated bonus award based on the number of days employed by the Company during 2012.

Discretionary Bonuses

        Pursuant to the terms of his offer letter, Mr. Fallon is eligible to receive discretionary bonuses for 2012 and 2013. These bonuses are intended to incentivize and foster greater collaboration and synergy between the Terminix and TruGreen businesses. These discretionary bonuses provide for a payment of up to $100,000 for 2012 and $100,000 for 2013 to Mr. Fallon, with the actual amount earned determined in the sole discretion of the Board. This bonus payout, if any, will be made at the same time as payments under the ABP for 2012 and 2013. Additionally, Mr. Fallon may elect to receive a stock option award in lieu of cash, with up to 15,000 options to be issuable for 2012 and up to 10,000 options to be issuable for 2013. The number of options may be prorated based on the Board's assessment of his performance.

        For 2012, the Board approved the payment of a discretionary bonus of $100,000 for Mr. Fallon. The amount of this bonus payment was recommended to the Board by the CEO with the ultimate amount determined by the Board based on its evaluation of Mr. Fallon's leadership and collaboration with the leadership team of TruGreen. The Board determined that Mr. Fallon had effectively collaborated on the exchange of best practices and the transfer of talent between the organizations.

Sign-On Bonuses

        The Company has included sign-on bonuses for newly hired executives as a part of the new hire compensation offer. The sign-on bonus is used to provide a compensation offer that differentiates our offer of employment (for executives who frequently have other available opportunities) and may be needed to compensate the executives for the lost value of existing compensation arrangements at the executives' prior employers. In 2012, the Company paid a $325,000 cash sign-on bonus to Mr. Barry as part of his new hire offer. The sign-on bonus for Mr. Barry is subject to repayment provisions if he terminates employment from the Company prior to the first anniversary of his hire date.

Long-Term Incentive Plan

        Our long-term equity incentive plan is designed to retain key executives and to align the interests of our executives with the achievement of sustainable long-term growth and performance. For 2012, our NEOs were participants under the MSIP.

MSIP

        The MSIP provides certain key associates (including all of our NEOs) with the opportunity (1) to invest in shares of our common stock via actual share purchases and (2) to receive RSUs and options to purchase shares of our common stock. Executives employed with the Company in 2007 had the opportunity to purchase shares with cash or by means of deferred share units ("DSUs"), which were sold to key associates through the notional purchases of DSUs using associates' deferred compensation balances. No further DSUs have been sold or issued since 2007. Mr. Martin is the only currently serving NEO who had the opportunity to allocate a portion of his eligible deferred compensation to purchase DSUs. Each DSU represents a right to receive a share of common stock in the future and was fully vested when acquired.

        For each share of common stock or DSU purchased by an NEO, ServiceMaster granted such NEO up to four matching options to purchase shares of our common stock, except in the case of Mr. Mullany, where ServiceMaster granted five matching options for each share purchased. Mr. Mullany also received "Superperformance Options" equal to one-tenth the number of additional matching options granted. Subject to Mr. Mullany's continued employment through the vesting date, Superperformance Options will vest (1) before a public offering if the fair market value of the common stock, as determined by Holdings' Compensation Committee, is at least $25 per share based on the most recent valuation, and (2) after a public offering if the closing price of the common stock on the principal exchange on which it is traded equals or exceeds $25 per share for 20 consecutive trading days. In addition, since 2010, we have also awarded RSUs to both newly hired executives and longer tenured NEOs. Each RSU represents a right to receive a share of common stock in the future, if and when the RSU vests and vesting is subject to the holder's continued employment. As discussed below, pursuant to the terms of his offer letter, Mr. Mullany received matching RSUs with an aggregate fair market value equal to one-half the aggregate purchase price of the shares purchased. In addition, other NEOs received RSU grants as described below. Unlike equity awards at publicly traded companies, these investment opportunities are not available to the general public and present an employment reward opportunity as well as subjecting the executive officer to liquidity risks and transfer restrictions. Generally, our policy has been to provide this opportunity to invest and receive equity grants at one time only, either shortly after the closing of the Merger or upon hire or promotion, if later. We do not typically supplement the NEOs' stock awards with subsequent annual equity awards. We could, however, decide, from time to time, to grant additional equity awards to certain key associates, including our NEOs, in order to recognize outstanding performance, enhance retention or otherwise as Holdings' Compensation Committee may determine is in the best interest of the Company. The MSIP investment opportunities provided to any executive officer or the executive officers as a group are entirely at the discretion of Holdings' Compensation Committee.

        We believe that the opportunity to purchase shares and to receive options to purchase shares of Holdings' stock and grants of RSUs encourages our executive officers to focus on our long-term performance, thereby aligning their interests with the interests of Holdings' stockholders. The purchase of shares under the MSIP allows executive officers to have a stake in the Company's performance by putting their own financial resources at risk. Additionally, through stock option and RSU grants, the executive officers are encouraged to focus on sustained increases in stockholder value. Specifically, we believe the granting of stock options and RSUs assists the Company to:

  •
  Enhance the link between the creation of stockholder value and long-term executive incentive compensation;

  •
  Maintain competitive levels of total compensation; and

  •
  Provide value for key executives enabling the Company to retain key leaders.

        Consistent with our historical practices, Mr. Barry was granted 50,000 RSUs and was provided an opportunity to purchase up to an aggregate amount of $1,000,000 of shares (with a minimum obligation of $500,000 of shares), with four matching options granted for each share purchased. Mr. Barry purchased approximately $500,000 of Holdings' shares of common stock, resulting in Mr. Barry receiving 33,333 shares and 133,332 matching options.

        Pursuant to the terms of his employment agreement, in 2011, Mr. Mullany made an initial purchase of $1,900,000 in the Company and was granted matching options at a rate of five options per share purchased, Superperformance Options equal to one-tenth the number of additional matching options granted and matching RSUs equal to one-half the aggregate purchase price of the shares purchased. Mr. Mullany was also provided the opportunity to elect to purchase up to $1,100,000 of additional shares on the first and second anniversaries of his hire date (February 22, 2012 and February 22, 2013). Mr. Mullany has received five matching stock options for each initial and additional share purchased, RSUs valued at one-half of the aggregate purchase price of the initial and additional shares purchased, and Superperformance Options equal to one-tenth of the number of matching options granted. Based on Mr. Mullany's initial equity investment, he acquired 172,727 shares of our common stock and was granted 86,364 RSUs, 863,635 Matching Options, and 86,364 Superperformance Options. Mr. Mullany elected to purchase 14,285 shares of common stock in the first quarter of 2012 and was granted 7,143 RSUs, 71,425 Matching Options and 7,413 Superperformance Options in connection with this additional purchase. Mr. Mullany did not elect to purchase any additional common stock on February 22, 2013.

        Pursuant to the terms of his 2011 offer letter, Mr. Coba was granted 60,000 RSUs and was provided an opportunity to purchase up to an aggregate amount of $1,000,000 of shares and receive four matching options for each share purchased for a period of up to one year from his hire date, but no later than the date of a public offering. In 2011, Mr. Coba purchased 27,272 shares, at a purchase price of $11 per share, and received 109,088 matching options, leaving him with a remaining opportunity to purchase shares valued up to $700,000. In 2012, Mr. Coba purchased an additional $300,000 in shares (resulting in Mr. Coba receiving 20,000 shares and 80,000 matching options), while the remaining opportunity expired on his anniversary date.

        Shares previously purchased by Mr. Cregg were repurchased by Holdings in 2012 subsequent to his departure from the Company, consistent with the MSIP and the stock subscription agreement entered into at the time of purchase.

        Please see the Grants of Plan-Based Awards Table (2012) for information regarding the vesting terms of the equity awards.

Retirement Benefits

        Associates, including the NEOs, are generally eligible to participate in the ServiceMaster Profit Sharing and Retirement Plan, as amended and restated effective as of January 1, 2006, as it may be further amended from time to time (the "PSRP"). The PSRP is a tax-qualified 401(k) defined contribution plan under which we may make discretionary matching contributions. Historically, we have provided for a matching contribution in the PSRP where associates receive a dollar-for-dollar match on the first 1 percent of their contributions, and then a $0.50-per-dollar match on the next 2 percent to 6 percent contributed.

        We also maintain the ServiceMaster Deferred Compensation Plan, as amended and restated effective as of January 1, 2005, as it may be further amended from time to time (the "DCP"), which is a non-qualified deferred compensation plan designed to afford certain highly compensated associates (including the NEOs, executive officers and certain other associates) the opportunity to defer additional amounts of compensation on a pre-tax basis. All deferred amounts under the DCP are subject to earnings or losses based on the investments selected by the individual participants. We believe that provision of the DCP is important as a recruitment and retention tool as many, if not all, of the companies with which ServiceMaster competes for executive talent provide a similar plan to their senior employees and the cost to ServiceMaster of providing this benefit is minimal. Under the DCP, participants may be provided with discretionary matching contributions, but since 2007 we have not elected to do so. No earnings in the DCP are credited at above market levels.

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

        Mr. Mullany is also provided with personal use of Company aircraft and certain spousal travel. We have established a policy regarding our CEO's personal use of the Company aircraft (the "Aircraft Policy"). The Aircraft Policy provides that the CEO shall reimburse the Company for personal use of the Company aircraft exceeding 50 hours annually. Any amount so reimbursed to the Company shall be applied to reduce the executive's taxable income arising from the personal use. In addition to the personal usage allowed under the Aircraft Policy, Mr. Mullany was also eligible to receive up to $85,000 in 2012 to reimburse commuting expenses. Mr. Mullany may utilize commercial flights, private charter service or the Company aircraft for his commuting travel. To the extent Mr. Mullany utilizes commercial flights or a private charter, the actual amount paid by the Company on his behalf is applied toward his maximum commuting benefit of $85,000 per annum. If Mr. Mullany utilizes the Company aircraft for commuting purposes, the amount applied toward his annual commuting benefit is calculated under the income imputation rules established by the IRS for personal use of Company aircraft. These rules require the cost of each flight to be estimated by applying published IRS per mile rates based on the size of the aircraft to the total miles flown. Mr. Mullany did not exceed his $85,000 maximum commuting benefit in 2012, calculated in accordance with IRS income imputation rules. This method of calculation has been affirmed by the Board.

Employment Arrangements

        The Company generally provides an executive with an offer letter prior to the time an executive joins the Company. The offer letter generally describes the basic terms of the executive's employment, including his or her start date, starting salary, ABP bonus target, special bonuses (if any), relocation benefits, severance benefits (if any), signing bonus (if any) and equity awards granted in connection with the commencement of his or her employment. The terms of the executive's employment are thereafter based on sustained good performance rather than contractual terms, and the Company's policies will apply as warranted. During 2012, the Company and Mr. Barry executed an employment letter memorializing the terms of his offer of employment.

        Under certain circumstances, the Company recognizes that special arrangements with respect to an executive's employment may be necessary or desirable. In 2011, the Company entered into an employment agreement with Mr. Mullany setting forth the terms of his employment as CEO of ServiceMaster and a severance agreement with Mr. Fallon setting forth certain severance benefits to be received by Mr. Fallon upon a qualifying termination of employment. Please see the narrative following the Grants of Plan-Based Awards table and the Potential Payments Upon Termination or Change in Control section for a description of the agreements with Messrs. Mullany and Fallon.

Post-Termination Compensation

        All of the NEOs, except Mr. Mullany and Mr. Fallon, as discussed elsewhere, are covered under ServiceMaster's standard severance policy or practice as in effect at the time employment is terminated. The terms of these post-termination arrangements are described in detail below under the Potential Payments Upon Termination or Change in Control section in this Item 11.

2013 Award of Performance RSUs

        On February 25, 2013, the Compensation Committee of Holdings approved a form of an employee performance restricted stock unit agreement to be used when awards of Performance Restricted Stock Units ("P-RSUs") are made under the MSIP and granted 401,506 P-RSU awards to certain officers and associates of ServiceMaster, including grants to the following NEOs in the following amounts: Mr. Mullany, 42,307 P-RSUs; Mr. Martin, 13,461 P-RSUs; Mr. Barry, 19,230 P-RSUs; Mr. Coba, 19,230 P-RSUs; and Mr. Fallon, 19,230 P-RSUs. To the extent ServiceMaster's internal financial performance target for fiscal 2013 (the "Performance Target") is met or exceeded, the P-RSUs will vest in three equal installments on the first three anniversaries of the grant date. If the Performance Target is not met, the P-RSUs will be forfeited. If the Performance Target is exceeded, the number of P-RSUs granted to each associate, including the NEOs, will be increased in accordance with the adjustment table adopted by Holdings' Compensation Committee. Any increased number of P-RSUs will vest in accordance with the same schedule described above.

REPORT OF THE BOARD OF DIRECTORS

        The Company's Board of Directors has reviewed the Compensation Discussion and Analysis and discussed it with management and, based on such review and discussions, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.

Kenneth A. Giuriceo
David H. Wasserman

2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(3)	Total ($)
Harry J. Mullany	2012	1,075,000		550,000	(4)	100,002	539,455	0		289,760	2,554,217
Chief Executive Officer	2011	856,482		2,422,662		950,004	3,614,120	427,338		161,140	8,431,746
David W. Martin	2012	320,000	(5)	109,157	(4)	0	0	0		8,973	438,130
SVP, Interim Chief Financial Officer & Chief Accounting Officer	2011	367,800		50,000		0	72,400	162,216		257	652,673
Roger A. Cregg	2012	562,000	(6)	0		0	0	0		27,967	589,967
Former Chief Financial Officer	2011	206,250		171,918		825,000	1,316,362	83,626		23,135	2,626,291
Mark J. Barry	2012	156,424	(7)	338,148	(4),(8)	750,000	950,657	72,327	(4)	22,358	2,289,914
President & COO—American Home Shield
Thomas J. Coba	2012	425,000		35,913	(4)	0	570,400	168,663	(4)	144,952	1,344,928
President—ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec	2011	40,246		400,000		660,000	585,803	0		24	1,686,073
Charles M. Fallon	2012	500,000		142,250	(4),(9)	0	0	319,391	(4)	59,837	1,021,478
President—Terminix	2011	37,879		0		759,990	2,148,000	0		19	2,945,888

(1)
The amounts in this column reflect the aggregate grant date fair value of RSUs awarded. The assumptions used in the valuation of RSU awards are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2012 included in Item 8 of this Annual Report on Form 10-K.

(2)
The amounts in this column reflect the aggregate grant date fair value of stock options awarded, including the Superperformance Options awarded to Mr. Mullany. The assumptions used in the valuation of option awards are disclosed in the Stock-Based Compensation footnote to the audited financial statements for the fiscal year ended December 31, 2012 included in item 8 of this Annual Report on Form 10-K. In addition, for the Superperformance Options, the likelihood of achieving the market condition required for vesting was included in the determination of the grant date fair value of the options. Under FASB Accounting Standards Codification Topic 718, the vesting condition related to the Superperformance Options is considered a market condition and not a performance condition. Accordingly, there is not grant date fair value in excess of the amount reflected in the table above that could be calculated and disclosed based on achievement of the market condition.

(3)
Amounts in this column for 2012 are detailed in the All Other Compensation (2012) table below.

(4)
As discussed above, the Company did not meet the minimum performance levels required to achieve a payment under the ABP at the corporate consolidated level. However, the Board determined that, since the Company's consolidated performance, excluding TruGreen, showed growth in both revenue and profit, there would be a payout equal to 65 percent of target for those associates with a corporate consolidated component to the ABP excluding the CEO. The Board determined that as CEO, Mr. Mullany had ultimate responsibility for TruGreen's performance, and therefore the Board elected to pay him a bonus for 2012 equal to 50 percent of his target. The bonus awarded to each NEO based on a 65 percent payment for the corporate consolidated component of the ABP is presented in the "Bonus" column in the following amounts: Mr. Martin—$109,157, Mr. Barry—$13,148, Mr. Coba—$35,913, Mr. Fallon—$42,250. The bonus awarded to Mr. Mullany equal to 50 percent of his target bonus was $550,000 and is presented in the "Bonus" column. Amounts earned by the NEOs under the ABP in addition to the payments related to the corporate consolidated performance goals are presented in the "Non-Equity Incentive Plan Compensation" column.

(5)
Mr. Martin's salary includes an additional $11,000 allowance as additional salary for his service as the Interim CFO during 2012.

(6)
The salary presented for Mr. Cregg is the actual salary paid through his departure date of November 27, 2012.

(7)
This salary figure reflects the actual parial year salary paid during 2012 from Mr. Barry's hiring date of August 20, 2012 through the end of the year.

(8)
Includes a sign-on bonus of $325,000 paid at the commencement of Mr. Barry's service with the Company.

(9)
Includes a $100,000 bonus awarded to Mr. Fallon based on his collaboration with leadership of the TruGreen business and the development of synergies with the TruGreen business.

All Other Compensation (2012)

Named Executive Officer	Perquisites and Other Personal Benefits ($)		Company Paid Life Insurance Premiums ($)	Company Contributions to PSRP ($)(1)	Separation Payment ($)		Tax Payment(s) ($)(2)	Total ($)
Harry J. Mullany	280,787	(3)	223	8,750	0		0	289,760
David W. Martin	0		223	8,750	0		0	8,973
Roger A. Cregg	0		202	8,750	19,015	(4)	0	27,967
Mark J. Barry	17,138	(5)	82	708	0		4,430	22,358
Thomas J. Coba	118,725	(6)	223	8,750	0		17,254	144,952
Charles M. Fallon	39,380	(7)	223	7,917	0		12,317	59,837

(1)
The PSRP is the Company's tax-qualified retirement savings plan.

(2)
Tax payments related to relocation expenses were paid to Messrs. Barry, Coba and Fallon.

(3)
Mr. Mullany's perquisites include personal use of the corporate aircraft ($233,169), reimbursement of personal air transportation costs ($22,940), personal ground transportation costs ($8,128), Company-provided membership fees ($1,550) for one business and social dining club and Company-provided auto allowance ($15,000). The incremental cost of the use of the Company aircraft included in the table above is calculated based on the variable operating costs to ServiceMaster, including fuel costs, mileage, trip-related maintenance, universal weather monitoring costs, on-board catering, lamp/ramp fees and other miscellaneous variable costs based on occupied seat hours. Fixed costs, which do not change based on usage, such as pilot salaries, depreciation and the cost of ongoing maintenance agreements for storage and upkeep of the plane are excluded. The compensation for personal use of the Company aircraft calculated based on the variable operating costs incurred is typically greater than the amount calculated under the income imputation rules established by the IRS for personal use of company aircraft. The variable operating costs for the Company plane, on a per seat hour basis, increased from $536 in 2011 to $1,157 in 2012 due to higher than customary repairs and maintenance costs incurred in 2012. This caused a corresponding increase in the amount of income attributed to our CEO for his personal use of the Company plane. The aggregate cost of other perquisites and personal benefits is measured on the basis of the actual cost to the Company.

(4)
This amount represents accrued vacation paid upon Mr. Cregg's resignation from the Company.

(5)
The amount listed reflects Company-paid relocation expenses ($17,138). The aggregate cost of perquisites and personal benefits is measured on the basis of the actual cost to the Company.

(6)
Mr. Coba's perquisites include personal use of the corporate aircraft ($3,701, calculated based on the incremental cost method set forth in footnote 3 above), Company-paid relocation expenses ($99,116), reimbursement of expenses related to the continuation of his benefits with his previous employer through COBRA ($4,508) and an incentive paid to Mr. Coba in connection with his relocation for the expedited sale of his home ($11,400, amount calculated based on a percentage of the sale transaction). Except with respect to the aircraft usage, the aggregate cost of perquisites and personal benefits is measured on the basis of the actual cost to the Company.

(7)
Mr. Fallon's perquisites include Company-paid relocation expenses ($38,061) related to his hiring and reimbursement of expenses related to the continuation of his benefits with his previous employer through COBRA ($1,319). The aggregate cost of perquisites and personal benefits is measured on the basis of the actual cost to the Company.

Grants of Plan-Based Awards (2012)

        The amounts listed in the table below in the column entitled Estimated Future Payouts Under Non-Equity Incentive Plan Awards represent the potential 2012 earnings under the ABP, which is a non-equity incentive plan. The threshold amount is the minimum earned amount if threshold performance is attained for all performance measures. There is no maximum in this plan. Mr. Cregg was not eligible for a payout under the 2012 ABP as he resigned from the Company prior to payment of the ABP payout on March 15, 2013. Additional information is discussed under the heading, Annual Bonus Plan, in the Compensation Discussion and Analysis section above in this Item 11.

										All Other Option Awards: Number of Securities Underlying Options (#)(3)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#)(2)
											Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards(5)
Named Executive Officer	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(1)	Maximum (#)
Harry J. Mullany	N/A	N/A	744,385	1,100,000	None
	3/21/2012	1/23/2012							7,143	0	0	100,002
	3/21/2012	1/23/2012							0	71,425	$14.00	494,118
	3/21/2012	1/23/2012				N/A	7,143	N/A	0	0	$14.00	45,337
David W. Martin	N/A	N/A	113,644	167,934	None
Roger A. Cregg	N/A	N/A	292,746	432,600	None
Mark J. Barry	N/A	N/A	97,114	276,250	None
	8/20/2012	7/27/2012							50,000	0	0	750,000
	9/28/2012	9/28/2012							0	133,332	$15.00	950,657
Thomas J. Coba	N/A	N/A	182,525	276,250	None
	9/28/2012	9/28/2012							0	80,000	$15.00	570,400
Charles M. Fallon	N/A	N/A	253,068	325,000	None

(1)
Represents Superperformance Options granted in conjunction with the purchase of shares by Mr. Mullany. These options will vest (i) before a public offering if the fair market value of the common stock, as determined by the Holdings' Compensation Committee, is at least $25 per share, and (ii) after a public offering if the closing price of the common stock on the principle exchange on which it is traded equals or exceeds $25 per share for 20 consecutive trading days.

(2)
Represents RSU awards granted in conjunction with the purchase of shares by Mr. Mullany and as a component of the new hire offer to Mr. Barry. These units will vest at a rate of one-third per year on each of the first three anniversaries of their grant dates.

(3)
Represents the number of stock options granted in conjunction with the purchase of shares by Messrs. Mullany and Coba and as a component of the new hire offer to Mr. Barry. Options listed in this column become exercisable on the basis of passage of time and continued employment over a four-year period, with one-fourth becoming exercisable on each anniversary following the date of grant.

(4)
The exercise price was based on the fair market value of the options on the date of grant, as established by Holdings' Compensation Committee.

(5)
Represents the aggregate grant date fair value of RSU and stock option awards detailed in the prior columns. The assumptions used in the valuation of both RSU and stock option awards are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2012 included in Item 8 of this Annual Report on Form 10-K. In addition, for the Superperformance Options, the likelihood of achieving the market condition required for vesting was included in the determination of the grant date fair value of the options.

Employment Arrangements

Employment Agreement with Mr. Mullany

        On February 22, 2011, ServiceMaster announced that Harry J. Mullany III had been elected to serve as CEO of ServiceMaster, effective March 31, 2011. Mr. Mullany's employment with ServiceMaster commenced on February 22, 2011 pursuant to an employment agreement with Holdings, dated February 16, 2011. Mr. Mullany's employment agreement is a for a term of three years, commencing on February 22, 2011, subject to automatic one-year renewals thereafter, absent termination notice by either party. Under his employment agreement, Mr. Mullany received an initial annual base salary of $1 million, and a target annual incentive bonus opportunity of 100 percent of his base salary. Additionally, for the 2011 performance year, Mr. Mullany was guaranteed a minimum annual bonus of $500,000 and received a signing bonus of $1.75 million.

        Mr. Mullany's employment agreement also entitled him to an automobile allowance of $15,000 per year and commuting expenses up to $85,000 for 2011 and 2012. Mr. Mullany's employment agreement also provides for severance benefits as described below under Potential Payments Upon Termination or Change in Control. A failure by Holdings to renew the agreement will constitute a termination of Mr. Mullany's employment without cause for purposes of his severance benefits.

        As noted in the Compensation Discussion and Analysis, in connection with his commencement of employment, Mr. Mullany purchased $1.9 million of common stock of Holdings at a price of $11 per share. At his discretion, Mr. Mullany had the opportunity to purchase up to an aggregate of $1.1 million of additional common stock of Holdings at its then-current fair market value over two years following his commencement of employment. In connection with his initial and subsequent equity investments, Mr. Mullany has been awarded RSUs and nonqualified stock options under the MSIP. He has received RSUs worth half the aggregate fair market value, as determined under the MSIP, of his initial and subsequent investments, and these RSUs will vest at a rate of one-third per year on each of the first three anniversaries of their grant dates. Additionally, for each share of common stock he purchased in his initial and subsequent investments, he received nonqualified stock options to purchase five shares at an exercise price equal to the fair market value of a share of common stock at the time of the option grant ("Matching Options"). The Matching Options vest at a rate of one-fourth per year on each of the first four anniversaries of the grant date. Finally, for each ten Matching Options that Mr. Mullany was awarded, he has been awarded one Superperformance Option with an exercise price equal to the fair market value of a share of common stock at the time of the option grant. Based on Mr. Mullany's initial equity investment, he acquired 172,727 shares of Holdings common stock and was granted 86,364 RSUs, 863,635 Matching Options, and 86,364 Superperformance Options. In the first quarter of 2012, Mr. Mullany elected to purchase 14,285 shares of common stock at $14 per share and was granted 7,143 RSUs, 71,425 Matching Options and 7,143 Superperformance Options. Mr. Mullany did not elect to purchase any additional common stock on February 22, 2013.

        Should Mr. Mullany's employment terminate for cause, all vested and unvested options will be canceled, along with all unvested RSUs. In the case of Mr. Mullany's termination other than for cause and other than by reason of his death or disability, unvested options and RSUs will be canceled. Upon termination by reason of death or disability, Mr. Mullany's unvested Matching Options will fully vest, and any unvested Superperformance Options will be canceled. In addition, if the death or disability occurs prior to his RSUs having fully vested, a pro rata portion of the RSUs that would have vested in the year of termination will vest. Mr. Mullany or his estate will retain the right to exercise any vested options for up to 12 months following termination for death, disability, or retirement, and for 90 days following termination for all other reasons (except for termination for cause).

Compensation Arrangements for Messrs. Barry and Fallon

        At the time Mr. Barry was hired, ServiceMaster provided him with an offer letter that set forth his initial base salary and initial annual target bonus opportunity under our ABP, with the actual payouts under the ABP subject to the satisfaction of performance targets established by the Board each year. Base salary, target annual bonus and all other compensation are subject to approval each year by the Board. In addition, the offer letter provided that he would be offered a grant of stock options to be made in connection with his purchase of Holdings' common stock. Mr. Barry received such grant of options in 2012 as disclosed in the 2012 Summary Compensation Table. Mr. Barry also received 50,000 RSUs as a part of his offer of employment. Additionally, a cash sign-on bonus of $325,000 was paid to Mr. Barry.

        Pursuant to the terms of his offer letter, Mr. Fallon is eligible to receive discretionary bonuses for 2012 and 2013. These bonuses are intended to incentivize and foster greater collaboration and synergy between the Terminix and TruGreen businesses. These discretionary bonuses provide for a payment of up to $100,000 for 2012 and $100,000 for 2013 to Mr. Fallon, with the actual amount earned determined in the sole discretion of the Board. This bonus payout, if any, will be made at the same time as payments under the ABP for 2012 and 2013. Additionally, Mr. Fallon may elect to receive a stock option award in lieu of cash, with up to 15,000 options to be issuable for 2012 and up to 10,000 options to be issuable for 2013. The number of options may be prorated based on the Board's assessment of his performance. For 2012, the Board approved the payment of a discretionary bonus of $100,000 for Mr. Fallon. In addition, the Company entered into a severance agreement with Mr. Fallon upon his hire, the details of which are described below under Potential Payments Upon Termination or Change in Control.

MSIP Awards

        As noted in the Compensation Discussion and Analysis, during 2012, Mr. Mullany received matching options, RSUs and Superperformance Options in connection with his purchase of additional shares of Holdings' common stock, Mr. Coba received matching options in connection with his purchase of additional shares of Holdings' common stock and Mr. Barry received RSUs as part of his new hire grant and received matching options in connection with his purchase of shares of Holdings' common stock. All stock options and RSUs currently held by the NEOs are shown in the Outstanding Equity Awards at Fiscal Year-End (2012) table below.

        The MSIP and an employee stock option agreement govern each option award and provide, among other things, that the options vest in equal installments over a period of four years from the date of grant, subject to continued employment through each applicable vesting date. Mr. Mullany's Superperformance Options will vest (1) before a public offering if the fair market value of the common stock, as determined by Holdings' Compensation Committee, is at least $25 per share based on the most recent valuation, and (2) after a public offering if the closing price of the common stock on the principal exchange on which it is traded equals or exceeds $25 per share for 20 consecutive trading days, subject in both cases to his continued employment through the vesting date. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. The MSIP and an RSU award agreement govern each RSU award and provide, among other things, that the RSUs vest in equal annual installments over a period of three years from the date of grant, subject to continued employment through each applicable vesting date. Holders of RSUs have no rights as stockholders, including voting rights. Holders of RSUs are, however, entitled to dividend equivalents if a dividend is declared on our common stock. For more information on the MSIP, see "—Compensation Discussion and Analysis—Long-Term Incentive Plan" above. See "—Potential Payments Upon Termination or Change in Control" below for information regarding the cancellation or acceleration of vesting of stock options and RSUs upon certain terminations of employment or a change in control.

Outstanding Equity Awards at Fiscal Year-End (2012)

		Option Awards					Stock Awards
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)(3)	Market Value of Units of Stock That Have Not Vested ($)(4)
Harry J. Mullany	2/22/2011	215,909	647,726		$11.00	2/22/2021
	2/22/2011	0	0	86,364	$11.00	2/22/2021
	2/22/2011						57,576	863,640
	3/21/2012	0	71,425		$14.00	3/21/2022
	3/21/2012	0	0	7,143	$14.00	3/21/2022
	3/21/2012						7,143	107,145
David W. Martin	12/19/2007	155,000	0		$10.00	12/19/2017
	9/24/2010						13,333	199,995
	9/27/2011	5,000	15,000		$11.00	9/27/2021
Roger A. Cregg	9/27/2011	90,909	0		$11.00	2/27/2013
Mark J. Barry	8/20/2012						50,000	750,000
	9/28/2012	0	133,332		$15.00	9/28/2022
Thomas J. Coba	11/28/2011						40,000	600,000
	12/16/2011	27,272	81,816		$11.00	12/16/2021
	9/28/2012	0	80,000		$15.00	9/28/2022
Charles M. Fallon	12/5/2011						46,060	690,900
	12/16/2011	100,000	300,000		$11.00	12/16/2021

(1)
Represents options to purchase shares of Holdings' common stock granted under the MSIP. Options become exercisable on the basis of passage of time and continued employment over a four-year period, with one-fourth becoming exercisable on each anniversary following the grant date. The options granted to Mr. Martin in 2011 were granted in relation to his service as Interim CFO during 2011.

(2)
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

(3)
Represents RSUs to be settled in Holdings' common stock granted under the MSIP. RSUs become vested and will settle on the basis of passage of time and continued employment over a three-year period, with one-third becoming vested on each anniversary following the grant date.

(4)
Fair market value as of December 31, 2012 of $15 per share was determined by Holdings' Compensation Committee.

Option Exercises and Stock Vested (2012)

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Aquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)		Value Realized on Vesting ($)
Harry J. Mullany	0	0	28,788	(1)	403,032	(2)
David W. Martin	0	0	13,333	(1)	199,995	(2)
Roger A. Cregg	0	0	25,000	(1)	375,000	(2)
Mark J. Barry	0	0	0		0
Thomas J. Coba	0	0	20,000	(1)	300,000	(2)
Charles M. Fallon	0	0	23,030	(1)	345,450	(2)

(1)
Reflects the vesting of RSUs in 2012. Messrs. Mullany, Martin, Cregg, Coba and Fallon elected to surrender a portion of the shares that settled upon vesting of the RSUs to satisfy tax withholding obligations, resulting in net shares of 21,174, 9,808, 18,388, 14,710, and 16,939, respectively.

(2)
Calculated based on the fair market value of Holdings' common stock at the time of vesting—$14 per share at the time of Mr. Mullany's vesting and $15 per share at the time of vesting for Messrs. Martin, Cregg, Coba and Fallon.

Nonqualified Deferred Compensation Plans

        The table below sets forth information regarding the NEOs' deferred compensation.

Nonqualified Deferred Compensation (2012)

Named Executive Officer	Executive Contributions in Last FY ($)		Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE($)
Harry J. Mullany	0		0	0	0	0
David W. Martin	0		0	560	0	8,400	(2)
Roger A. Cregg	0		0	0	0	0
Mark J. Barry	0		0	0	0	0
Thomas J. Coba	0		0	0	0	0
Charles M. Fallon	25,000	(3)	0	1,380	0	26,380

(1)
The amounts in this column do not represent above-market or preferential earnings, and therefore are not included in the Summary Compensation Table. For Mr. Martin, the amounts in this column represent the increase in the value of his DSUs in 2012.

(2)
Mr. Martin elected to allocate a portion of his eligible deferred compensation to invest in 560 DSUs in 2007. The amounts in this column for Mr. Martin represent the value of these DSUs.

(3)
Amount shown for Mr. Fallon is included in the Summary Compensation Table as 2012 Salary.

Deferred Compensation Programs

        The DCP is a nonqualified deferred compensation plan designed to afford certain highly compensated associates the opportunity to defer not less than 2 percent and not more than 75 percent of their compensation on a pre-tax basis. Deferred amounts are credited with earnings or losses based on the rate of return of investments selected by the participants in the DCP. The plan provides for a range of mutual fund investments identical to the company's 401(k) plan. ServiceMaster, in its sole discretion, may make matching contributions, based on the amounts that are deferred by associates pursuant to the DCP. ServiceMaster did not make matching contributions for 2012. Distributions are paid at the time elected by the participant in accordance with the DCP.

        The DCP is not currently funded by ServiceMaster, and participants have an unsecured contractual commitment from ServiceMaster to pay the amounts due under the DCP. All plan assets are held in a rabbi trust and are considered general assets of ServiceMaster. When such payments are due, the cash will be distributed from the DCP's trust.

        Participants in the 2007 offering under the MSIP were permitted to allocate eligible deferred compensation under the DCP to purchase DSUs, which represent the right to receive a share of our common stock on the first to occur of (1) the date that is 30 days following participant's termination of employment, (2) a fixed date selected by the participant or (3) a change in control of ServiceMaster. DSUs were acquired for $10 each. Mr. Martin is the only currently serving NEO who had the opportunity to allocate a portion of his eligible deferred compensation to purchase DSUs.

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

Mr. Mullany

        Mr. Mullany's employment agreement provides for severance benefits that if the Company were to terminate Mr. Mullany's employment without cause or Mr. Mullany terminates his employment for good reason, he would receive: (1) continued payment of his monthly base salary for 24 months following the date of termination; (2) continuation of health and certain other benefits for two years; (3) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; (4) a prorated bonus through his date of termination; and (5) an amount equal to two times his average annual bonus paid or payable to Mr. Mullany with respect to the two fiscal years immediately preceding the date of termination or, if Mr. Mullany has not received an annual bonus for either or both of those fiscal years immediately preceding the date of termination, such average to be calculated using his target annual bonus for such year or years, as applicable. Payments of Mr. Mullany's severance benefits are subject to Mr. Mullany's signing a general release of claims. Mr. Mullany is also subject to covenants not to compete, solicit nor disclose confidential information for two years following termination. Upon Mr. Mullany's retirement, death or disability, the Company shall pay to Mr. Mullany (or his executors or legal representatives) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; plus a prorated bonus through his date of termination.

Mr. Fallon

        The Company entered into a severance agreement with Mr. Fallon upon his hire that provides that if the Company were to terminate Mr. Fallon's employment without cause or Mr. Fallon terminates his employment for good reason, he would receive: (1) continued payment of his monthly base salary for 12 months following the date of termination; (2) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; (3) if his date of termination is after June 30 of a fiscal year, a prorated bonus through his date of termination; and (4) an amount equal to the annual bonus paid or payable to Mr. Fallon with respect to the fiscal year immediately preceding the date of termination or, if Mr. Fallon has not received an annual bonus for the fiscal year immediately preceding the date of termination, his target annual bonus for such year. Upon Mr. Fallon's retirement, death or disability, the Company shall pay to Mr. Fallon (or his executors or legal representatives) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; plus if his date of termination is after June 30 of a fiscal year, a prorated bonus through his date of termination.

Severance Arrangements with Other NEOs

        Other than the employment agreement with Mr. Mullany and the severance agreement with Mr. Fallon, ServiceMaster does not generally offer severance agreements or change in control agreements to newly hired executive officers; however, the Board periodically reassesses the need to offer these types of arrangements as part of maintaining competitive executive compensation packages. As officers who report directly to our CEO, Messrs. Martin, Barry and Coba are eligible to receive severance if terminated without cause (as defined in "Potential Payments Upon Termination or Change in Control—Severance Benefits for NEOs"). Under our practice in effect as of December 31, 2012, in the event of such termination, an amount equal to one times base salary plus target bonus for the year of termination is paid out generally in monthly installments over a period of 12-24 months, and, if termination occurs after June 30 of a year, a prorated portion of the bonus earned under the ABP, would be payable to the terminated executive at the same time as annual bonuses are paid to other executives for the applicable year, subject to execution of a general release and observing covenants not to compete, solicit, nor disclose confidential information.

MSIP

        If an executive's employment is terminated by the Company for cause before there is a public offering of Holdings' common shares, all options (vested and unvested) and unvested RSUs are immediately cancelled and Holdings and certain Equity Sponsors have the right to purchase shares owned by the executive at the lower of fair market value or the original cost of the shares to the executive.

        If an executive's employment is terminated by the Company without cause before there is a public offering of Holdings' common shares, all unvested options and RSUs immediately terminate and Holdings and certain Equity Sponsors have the right to repurchase shares owned by the executive at fair market value as of the termination date. If Holdings and certain Equity Sponsors choose not to exercise their repurchase rights following an involuntary termination without cause, the executive may require Holdings to repurchase the executive's shares at fair market value as of the termination date. Upon such a termination, the executive may exercise vested options before the first to occur of (1) the three month anniversary of the executive's termination of employment or (2) the expiration of the options' normal term, after which date such options are cancelled. The executive's right to require Holdings to repurchase shares at the then fair market value does not extend to shares obtained through the exercise of options.

        If an executive voluntarily terminates his employment for any reason before there is a public offering of Holdings' common shares, all unvested options and RSUs immediately terminate and Holdings and certain Equity Sponsors have the right to purchase shares owned by the executive at fair market value as of the termination date. Upon such a termination, the executive may exercise vested options before the first to occur of (1) the three-month anniversary of the executive's termination of employment (one-year anniversary in the case of retirement) and (2) the expiration of the options' normal term, after which date such options are cancelled, unless modified by Holdings' Compensation Committee. If the executive's voluntary termination is because of the executive's retirement and if Holdings and certain Equity Sponsors choose not to exercise their repurchase rights, the executive may require Holdings to repurchase purchased shares at fair market value as of his or her retirement date. The executive's right to require Holdings to repurchase shares at fair market value does not extend to shares obtained through the exercise of options. During 2012, shares were repurchased from Mr. Cregg subsequent to his departure representing an aggregate repurchase of $1,639,455 in value of Holdings' common stock.

        If an executive's employment terminates by reason of death or disability before there is a public offering of the shares, Holdings and certain Equity Sponsors have the right to purchase the shares at fair market value and the executive (or his/her heirs) may require Holdings to repurchase the executive's shares at fair market value as of the date of death or determination of disability. Upon such termination, unvested options will vest and all options will remain exercisable until the first to occur of (1) the one-year anniversary of the executive's date of termination or (2) the expiration of the options' normal term, after which date such options are cancelled. RSUs shall vest as to the number of RSUs that would have vested on the next anniversary of the grant date (assuming the executive's employment had continued through such anniversary) multiplied by a fraction, the numerator of which is the number of days elapsed since (x) the grant date, if the termination due to death or disability occurs on or prior to the first anniversary of the grant date, or (y) the most recent prior anniversary of the grant date, if the special termination (i.e., death or disability) occurs after the first anniversary of the grant date, and the denominator of which was 366 for 2012.

        The stock option agreements provide that the vesting of options to purchase shares of Holdings' common stock will be accelerated if Holdings experiences a change in control (as defined in the MSIP), unless Holdings' Board of Directors reasonably determines in good faith that options with substantially equivalent or better terms are substituted for the existing options. Upon a change in control, all RSUs shall become vested. A change in control means:

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

Payment Upon Death, Disability, Qualifying Termination, or Change in Control as of December 31, 2012

        The following table sets forth information regarding the value of payments and other benefits payable by the Company to each of the NEOs employed by the Company as of December 31, 2012 in the event of death, disability, qualifying termination or change in control. The amounts shown do not include payments of compensation that have previously been deferred as disclosed under the Nonqualified Deferred Compensation (2012) table. Except as otherwise noted below, the amounts shown assume termination or change in control effective as of December 31, 2012 and a fair market value of Holdings common stock on December 31, 2012 of $15 per share, as determined by Holdings' Compensation Committee. Since Mr. Cregg resigned from the Company as of November 27, 2012, all of his compensation for 2012 is reflected in the Summary Compensation Table above.

Potential Payments Upon Death, Disability, Qualifying Termination or Change in Control (2012)

Named Executive Officer	Event	Base Salary and Target Bonus ($)(1)	Payment of Current Year Bonus ($)(2)	Acceleration of Vesting of Stock Options ($)(3)	Acceleration of Vesting of RSUs ($)(3)	Health & Welfare ($)	Total Payments ($)
Harry J. Mullany	Death	0	1,100,000	2,662,329	397,095	0	4,159,424
	Disability	0	550,000	2,662,329	397,095	0	3,609,424
	Qualifying Termination	4,400,000	550,000	0	0	21,734	4,971,734
	Change in Control	0	0	3,014,928	970,785	0	3,985,713
David W. Martin	Death	0	167,934	60,000	53,550	0	281,484
	Disability	0	109,157	60,000	53,550	0	222,707
	Qualifying Termination	468,000	109,157	0	0	0	577,157
	Change in Control	0	0	60,000	199,995	0	259,995
Mark J. Barry	Death	0	101,141	0	90,840	0	191,981
	Disability	0	85,475	0	90,840	0	176,315
	Qualifying Termination	701,250	85,475	0	0	0	786,725
	Change in Control	0	0	0	750,000	0	750,000
Thomas J. Coba	Death	0	276,250	327,264	27,045	0	630,559
	Disability	0	204,576	327,264	27,045	0	558,885
	Qualifying Termination	701,250	204,576	0	0	0	905,826
	Change in Control	0	0	327,264	600,000	0	927,264
Charles M. Fallon	Death	0	325,000	1,200,000	24,540	0	1,549,540
	Disability	0	361,641	1,200,000	24,540	0	1,586,181
	Qualifying Termination	825,000	361,641	0	0	0	1,186,641
	Change in Control	0	0	1,200,000	690,900	0	1,890,900

(1)
Calculations are based upon the terms previously discussed under Severance Benefits for NEOs.

(2)
Because termination is assumed to occur on the last day of the performance period for the 2012 ABP, amounts shown for disability and qualifying termination are the same as those reflected in the 2012 ABP Payments Table. The amounts are payable upon an involuntary termination without cause (and for Messrs. Mullany and Fallon upon voluntary termination for good reason). The amounts shown for death reflect ABP payments at the NEOs target award percentage prorated for the number of days worked.

(3)
As noted above in the section entitled MSIP, upon a change in control, death or disability, all or portions of unvested stock options and RSUs become vested and exercisable. The values in the table were based on a value of $15 per share at December 31, 2012, and option exercise prices of $10, $11 and $14, as applicable.

Compensation Risk Assessment

        The Board assessed the risks associated with ServiceMaster's compensation and practices to evaluate whether they create risks that are likely to have a material adverse effect on ServiceMaster. Based on its assessment, the Board concluded that our compensation policies and practices do not create incentives to take risks that are likely to have a material adverse effect on ServiceMaster. We believe we have allocated our compensation among base salary, short-term incentives and long-term equity in such a way as to not encourage excessive risk taking.

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

Board Interlocks and Insider Participation

        No member of the Company's Board was at any time during 2012 an officer or employee of the Company or any of our subsidiaries nor is any such person a former officer of the Company or any of our subsidiaries. The CEO recommends to the Board the compensation for the Company's other executive officers based on his assessment of each executive officer's individual responsibility, individual and business unit performance, overall contribution, the competitive market data provided by Towers Watson and Aon Hewitt (as presented to the Board by our Senior Vice President of Human Resources) and prevailing economic conditions. Our directors are principals of CD&R. See Item 13 of this Annual Report on Form 10-K below for a discussion of agreements between ServiceMaster, Holdings and the Equity Sponsors and their affiliates.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        CDRSVM Holding, Inc., whose address is 860 Ridge Lake Boulevard, Memphis, Tennessee 38120, owns all of the outstanding common stock of ServiceMaster. CDRSVM Investment Holding, Inc. owns all of the outstanding common stock of CDRSVM Holding, Inc. Holdings owns all the outstanding common stock of CDRSVM Investment Holding, Inc. Investment funds associated with or designated by existing Equity Sponsors, together with certain of our executives and other key employees, own all of the common stock of Holdings.

        The following table sets forth information as of March 1, 2013 with respect to the ownership of the common stock of Holdings by:

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

        Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Addresses for certain Equity Sponsors are set forth in the footnotes to the table.

Name of Beneficial Owner	Number of Shares Owned	Percent of Class (%)
Clayton, Dubilier & Rice Fund VII, L.P. and related funds(1)	90,610,000	65.76
StepStone Group LLC managed funds(2)	19,840,774	14.40
JPMorgan Chase Funding Inc.(3)	10,000,000	7.26
Ridgemont Partners Secondary Fund I, L.P.(4)	7,500,000	5.44
Kenneth A. Giuriceo(5)	0	0
David H. Wasserman(5)	0	0
Harry J. Mullany III(6)	681,192	*
David W. Martin(6)	219,616	*
Roger A. Cregg	0	0
Mark J. Barry	33,333	*
Thomas J. Coba	89,254	*
Charles M. Fallon	216,939	*
All current directors and executive officers as a group (11 persons)(6)(7)	1,889,792	1.36

*
Less than one percent.

(1)
Represents the following shares: (i) 60,000,000 shares of common stock held by Clayton, Dubilier & Rice Fund VII, L.P., whose general partner is CD&R Associates VII, Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (ii) 14,682,792 shares of common stock held by Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., whose general partner is CD&R Associates VII (Co-Investment), Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (iii) 10,500,000 shares of common stock held by CDR SVM Co-Investor L.P., whose general partner is CDR SVM Co-Investor GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; (iv) 5,000,000 shares of common stock held by CDR SVM Co-Investor No. 2 L.P., whose general partner is CDR SVM Co-Investor No. 2 GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; and (v) 427,208 shares of common stock held by CD&R Parallel Fund VII, L.P., whose general partner is CD&R Parallel Fund Associates VII, Ltd. CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd. are each managed by a two-person board of directors. Donald J. Gogel and Kevin J. Conway, as the directors of each of CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd., may be deemed to share beneficial ownership of the shares shown as beneficially owned by Clayton, Dubilier & Rice, Fund VII, L.P., Clayton Dubilier & Rice Fund VII (Co-Investment), L.P., CDR SVM Co-Investor L.P., CDR SVM Co-Investor No. 2 L.P. and CD&R Parallel Fund VII, L.P. Such persons expressly disclaim such beneficial ownership.

Investment and voting decisions with respect to shares held by each of Clayton, Dubilier & Rice, Fund VII, L.P., Clayton Dubilier & Rice Fund VII (Co-Investment), L.P., CDR SVM Co-Investor L.P., CDR SVM Co-Investor No. 2 L.P. and CD&R Parallel Fund VII, L.P. are made by an investment committee of limited partners of CD&R Associates VII, L.P., currently consisting of more than ten individuals (the "Investment Committee"). All members of the Investment Committee disclaim beneficial ownership of the shares shown as beneficially owned by the funds associated with Clayton, Dubilier & Rice, LLC.

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

(4)
Represents shares held by Ridgemont Partners Secondary Fund I, L.P. The address for Ridgemont Partners Secondary Fund I, L.P. is c/o Ridgemont Partners Management, LLC, 150 North College Street, Suite 2500, Charlotte, NC 28202. Ridgemont Secondary Management I, L.P. is the sole general partner of Ridgemont Partners Secondary Fund I, L.P. and may therefore be deemed to be the beneficial owner of the shares, and its address is c/o Ridgemont Partners Management, LLC, 150 North College Street, Suite 2500, Charlotte, NC 28202. Ridgemont Secondary Management I, LLC is the sole general partner of Ridgemont Secondary Management I, L.P. and may therefore also be deemed to be the beneficial owner of the shares, and its address is c/o Ridgemont Partners Management, LLC, 150 North College Street, Suite 2500, Charlotte, NC 28202. A majority of the following members of Ridgemont Secondary Management I, LLC have the authority to vote or dispose of the shares held by Ridgemont Partners Secondary Fund I, L.P.: J. Travis Hain, Walker L. Poole, Robert H. Sheridan, III, Robert L. Edwards, Jr., John A. Shimp and George E. Morgan, III. The address for each of the members of Ridgemont Secondary Management I, LLC is c/o Ridgemont Partners Management, LLC, 150 North College Street, Suite 2500, Charlotte, NC 28202. Ridgemont Secondary Management I, L.P., Ridgemont Secondary Management I, LLC and each of the members of Ridgemont Secondary Management I, LLC disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein, if any

(5)
Does not include common stock held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. Messrs. Giuriceo and Wasserman are directors of The ServiceMaster Company and Holdings and executives of Clayton, Dubilier & Rice, LLC. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. The address for Messrs. Giuriceo and Wasserman is 375 Park Avenue, New York, New York 10152.

(6)
Includes shares which the current and former executive officers have the right to acquire prior to April 30, 2013 through the exercise of stock options or vesting of RSUs as follows: Mr. Mullany, 452,054 shares, Mr. Martin, 160,000 shares, Mr. Coba, 27,272 shares and Mr. Fallon, 100,000 shares. All current executive officers as a group have the right to acquire 1,174,780 shares prior to April 30, 2013 through the exercise of stock options or vesting of RSUs.

(7)
All employees of the Company as a group held 2,227,221 shares of common stock and DSUs as of December 31, 2012, constituting 1.65 percent of the total ownership of Holdings.

Equity Compensation Plan Information

        The following table contains information, as of December 31, 2012, about the amount of shares in Holdings, our indirect parent company, to be issued upon the exercise of outstanding options and RSUs granted under the MSIP.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	9,304,093	$10.53	4,013,688
Equity compensation plans not approved by shareholders	—	—	—
Total	9,304,093	$10.53	4,013,688

(1)
The figures in this column reflect 8,968,313 stock options and 335,780 RSUs granted to officers pursuant to the MSIP. For a description of the MSIP, please refer to Item 11, "Compensation Discussion and Analysis."

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

Consulting Agreements

        In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provided the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees in each of the years ended December 31, 2012, 2011 and 2010 of $6.25 million. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R's election.

        In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings, and, effective January 1, 2012, the annual consulting fee payable to BAS was reduced to $0.25 million. The Company pays annual consulting fees of $0.5 million, $0.25 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded aggregate consulting fees of $1.0 million for the year ended December 31, 2012 and $1.25 million in each of the years ended December 31, 2011 and 2010 related to these agreements.

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

Director Independence

        Though not formally considered by our Board because our common stock is not registered with the SEC or traded on any national securities exchange, based upon the listing standards of the NYSE, the national securities exchange upon which our common stock was traded prior to the Merger, neither of our directors would be considered "independent" because of their relationships with CD&R. See "Consulting Agreements" above.

Debt Purchases

        In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the 2015 Notes for a cost of $21.4 million. On December 21, 2011, the Company purchased from Holdings and retired $65.0 million in face value of the 2015 Notes for an aggregate purchase price of $68.0 million, which included payment of accrued interest of $3.0 million. During the years ended December 31, 2011 and 2010, the Company recorded interest expense of $6.8 million and $7.0 million, respectively, related to 2015 Notes held by Holdings. During the years ended December 31, 2011 and 2010, the Company paid interest to Holdings in the amount of $10.0 million and $7.0 million, respectively. As a result of the purchase of the 2015 Notes from Holdings, the Company did not have interest payable to Holdings as of December 31, 2012 and 2011.

Financing Arrangements with Related Parties

        Affiliates of JPMorgan (which is one of the Equity Sponsors) have provided investment banking and commercial banking services to us for which they have received customary fees and commissions. In addition, these parties have acted as agents and lenders to us under our Credit Facilities and as initial purchasers for the 2020 Notes and as joint lead arranger and joint bookrunner of the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment, for which they have received customary fees, commissions, expenses and/or other compensation. The Company entered into Registration Rights Agreements with an affiliate of JPMorgan in connection with the issuance of the 2020 Notes.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Board selected Deloitte & Touche LLP as our independent auditors for 2012. The Board pre-approves all audit, audit-related and non-audit related services to be provided by our independent auditors.

        The following table presents, for 2012 and 2011, fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP. In accordance with the SEC's definitions and rules, "audit fees" are fees ServiceMaster paid Deloitte & Touche LLP for professional services for the audit of ServiceMaster's Consolidated Financial Statements included in ServiceMaster's Annual Report on Form 10-K, review of the financial statements included in ServiceMaster's quarterly reports on Form 10-Q and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of ServiceMaster's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any products and services provided by Deloitte & Touche LLP not included in the first three categories.

	2012	2011
(1) Audit Fees	$3,120,200	$2,926,000
(2) Audit-Related Fees(a)	$451,771	$44,000
(3) Tax Fees(b)	$253,599	$541,614
(4) All Other Fees(c)	$—	$1,060,110

(a)
Principally represents fees paid in connection with securities offerings in 2012.

(b)
Includes $133,112 and $128,110 related to services rendered in connection with tax compliance and tax return preparation fees for 2012 and 2011, respectively.

(c)
Principally represents fees paid in connection with information technology consulting services in 2011.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Schedules and Exhibits.

1.
Financial Statements

2.
Financial Statements Schedules

        The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

3.
Exhibits

        The exhibits filed with this report are listed on pages 177-183 (the "Exhibit Index"). Entries marked by an asterisk next to the exhibit's number identify management compensatory plans, contracts or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SERVICEMASTER COMPANY
Date: March 4, 2013	By	/s/ HARRY J. MULLANY III Harry J. Mullany III Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARRY J. MULLANY III Harry J. Mullany III	Chief Executive Officer (Principal Executive Officer)	March 4, 2013
/s/ DAVID W. MARTIN David W. Martin	Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer (Interim Principal Financial Officer and Principal Accounting Officer)	March 4, 2013
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director	March 4, 2013
/s/ DAVID H. WASSERMAN David H. Wasserman	Director	March 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The ServiceMaster Company
Memphis, Tennessee

        We have audited the consolidated statements of financial position of The ServiceMaster Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2012, and the Company's internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated March 4, 2013 such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 4, 2013

SCHEDULE I
THE SERVICEMASTER COMPANY (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

	Year ended December 31,
	2012	2011	2010
Operating Revenue	$—	$—	$—
Operating Costs and Expenses:
Selling and administrative expenses	8,368	9,186	9,577
Amortization expense	—	222	222
Restructuring charges	—	35	1,208

Total operating costs and expenses	8,368	9,443	11,007

Operating Loss	(8,368)	(9,443)	(11,007)
Non-operating Expense:
Interest expense	178,427	189,677	196,647
Interest and net investment loss	1,100	2,969	1,628
Loss on extinguishment of debt	55,554	774	—

Loss from Continuing Operations before Income Taxes	(243,449)	(202,863)	(209,282)
Benefit for income taxes	(82,895)	(76,622)	(73,163)

Loss from Continuing Operations	(160,554)	(126,241)	(136,119)
Equity in earnings of subsidiaries (net of tax)	(552,989)	167,062	121,560

Net (Loss) Income	$(713,543)	$40,821	$(14,559)

Total Comprehensive (Loss) Income	$(700,765)	$51,980	$(8,156)

 THE SERVICEMASTER COMPANY (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
AS of DECEMBER 31, 2012 AND 2011
(In thousands)

	As of December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$316,528	$232,382
Receivables	1,164	1,202
Prepaid expenses and other assets	6,597	5,629
Deferred taxes	38,140	39,221

Total Current Assets	362,429	278,434

Other Assets:
Notes receivable from subsidiaries	2,005,485	1,997,157
Long-term marketable securities	11,987	10,834
Investments in and advances to subsidiaries	2,098,929	2,890,634
Other assets	47,947	51,871
Debt issuance costs	44,850	37,708

Total Assets	$4,571,627	$5,266,638

Liabilities and Shareholder's Equity Current Liabilities:
Accounts payable	$156	$192
Accrued liabilities:
Payroll and related expenses	1,709	1,659
Accrued interest payable	54,008	67,000
Other	8,355	2,919
Current portion of long-term debt	93,989	108,428

Total Current Liabilities	158,217	180,198

Long-Term Debt	3,837,872	3,782,391
Other Long-Term Liabilities:
Intercompany payable	—	12,309
Other long-term obligations, primarily self-insured claims	20,888	43,821

Total Other Long-Term Liabilities	20,888	56,130

Shareholder's Equity	554,650	1,247,919

Total Liabilities and Shareholder's Equity	$4,571,627	$5,266,638

THE SERVICEMASTER COMPANY (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

	As of December 31,
	2012	2011	2010
Cash and Cash Equivalents at Beginning of Period	$232,382	$132,168	$124,674

Net Cash Provided from Operating Activities from Continuing Operations	396,129	476,575	296,963

Cash Flows from Investing Activities from Continuing Operations:
Acquisition of The ServiceMaster Company	—	(35)	(2,245)
Notes receivable, financial investments and securities, net	—	—	22,012

Net (Cash Used) Provided from for Investing Activities from Continuing Operations	—	(35)	19,767

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,350,000	—	5,000
Payments of debt	(1,313,714)	(91,500)	(32,250)
Debt issuance costs paid	(32,978)	(267)	—
Net intercompany advances	(315,291)	(284,559)	(281,986)

Net Cash Used for Financing Activities from Continuing Operations	(311,983)	(376,326)	(309,236)

Cash Increase During the Period	84,146	100,214	7,494

Cash and Cash Equivalents at End of Period	$316,528	$232,382	$132,168

Notes to The ServiceMaster Company (Parent) Condensed Financial Statements

1. Basis of Presentation

        The condensed financial statements of The ServiceMaster Company ("Parent") are required as a result of the restricted net assets of Parent's consolidated subsidiaries exceeding 25% of Parent's consolidated net assets as of December 31, 2012. All consolidated subsidiaries of Parent are wholly owned. The primary source of income for Parent is equity in its subsidiaries' earnings. Its major source of cash is dividends from the subsidiaries.

        Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of Parent do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

        Parent has accounted for its subsidiaries under the equity method in the unconsolidated condensed financial statements.

2. Commitments, Contingencies and Dividends

        Parent and its subsidiaries are parties to environmental and other legal matters. For further discussion of commitments, guarantees and contingencies, see Note 9 to the consolidated financial statements otf The ServiceMaster Company included in this Annual Report on Form 10-K.

        For the years ended December 31, 2012, 2011 and 2010, Parent received cash dividends from its wholly owned subsidiaries of $515.7 million, $573.4 million and $413.2 million in 2012, 2011 and 2010, respectively.

3. Long-term debt

        Long-term debt as of December 31, 2012 and December 31, 2011 is summarized in the following table:

	As of December 31,
(In thousands)	2012	2011
Senior secured term loan facility maturing in 2014	$1,219,145	$2,530,750
Senior secured term loan facility maturing in 2017	1,000,741	—
7.00% senior notes maturing in 2020	750,000	—
8.00% senior notes maturing in 2020(1)	602,750	—
10.75% senior notes maturing in 2015	—	996,000
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(2)	69,400	67,474
7.45% notes maturing in 2027(2)	155,894	153,225
7.25% notes maturing in 2038(2)	62,250	61,441
Notes payable to subsidiaries	71,679	81,928
Less current portion	(93,987)	(108,427)

Total long-term debt	$3,837,872	$3,782,391

(1)
Includes unamortized portion of $3.0 million premium received on the sale of $100.0 million aggregate principal amount of such notes.

Notes to The ServiceMaster Company (Parent) Condensed Financial Statements (Continued)

3. Long-term debt (Continued)

(2)
The increase in the balance from 2011 to 2012 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

        The key provisions of Parent's long-term debt agreements are disclosed in Note 12 to the consolidated financial statements of The ServiceMaster Company included in this Annual Report on Form 10-K.

        As of December 31, 2012, future scheduled long-term debt payments are $94.0 million, $1.217.0 billion, $10.1 million, $10.1 million and $960.5 million for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

SCHEDULE II
THE SERVICEMASTER COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2012
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$17,895	$40,729	$40,102	$18,522
Notes receivable	2,467	1,097	739	2,825
Income tax valuation allowance	6,276	171	434	6,013
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2011
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$14,380	$39,081	$35,566	$17,895
Notes receivable	2,329	519	381	2,467
Income tax valuation allowance	15,437	48	9,209	6,276
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2010
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$15,827	$52,045	$53,492	$14,380
Notes receivable	2,251	923	845	2,329
Income tax valuation allowance	15,479	48	90	15,437

(1)
Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2012 are primarily attributable to the reduction of net operating loss carryforwards related to the dissolution of certain subsidiaries. Deductions for the income tax valuation allowance in 2011 are primarily attributable to the reduction of net operating loss carryforwards and other tax attributes related to the dissolution of certain subsidiaries. Deductions for the income tax valuation allowance in 2010 are attributable to realization of deferred tax assets.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, amended as of July 24, 2007, is incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated July 30, 2007 (File No. 001-14762 (the "2007 8-K"))
3.2	Amended and Restated By-Laws, amended as of July 24, 2007, are incorporated by reference to Exhibit 3.2 to the 2007 8-K.
4.1
Indenture dated as of August 15, 1997 between The ServiceMaster Company (the "Company") (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-32167 (the "1997 S-3")).
4.2
First Supplemental Indenture dated as of August 15, 1997 between the Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-14762).
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
4.9
First Supplemental Indenture, dated as of February 13, 2012, among the Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the 2012 8-K.
4.10
Second Supplemental Indenture, dated as of February 16, 2012, among the Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed February 16, 2012 (File No. 001-14762).

Exhibit Number	Description
4.11	Third Supplemental Indenture, dated as of August 21, 2012, among Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed August 21, 2012 (File No. 001-14762).
4.12
Exchange and Registration Rights Agreement, dated August 21, 2012, by and among the Company, the Subsidiary Guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers, is incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed August 21, 2012 (File No. 001-14762).
4.13	Form of 8% Senior Note due 2020 is incorporated by reference to Exhibit 4.1 to the 2012 8-K.
4.14	Form of 7% Senior Note due 2020 is incorporated by reference to Exhibit 4.1 to the 2012 8-K.
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
10.4
Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.34 to the registrant's Registration Statement on Form S-1 (File No. 333-154648 (the "2009 S-1")).
10.5
Amendment No. 1 to the Credit Agreement, dated as of August 22, 2012, among the Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent and JPMorgan Chase Bank, N.A. as syndication agent, is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 22, 2012 (File No. 001-14762).
10.6
Amendment No. 2 to the Credit Agreement, dated as of February 22, 2013, among the Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 25, 2013 (File No. 001-14762).

Exhibit Number	Description
10.7	Guarantee and Collateral Agreement, dated as of July 24, 2007, made by the Company and the other Granting Parties (as defined therein), in favor of the Term Loan Administrative Agent and the Term Loan Collateral Agent is incorporated by reference to Exhibit 10.3 to the 2007 8-K.
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
10.11
Amendment No. 1 to Revolving Credit Agreement, dated as of February 2, 2011, among the Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent, is incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-14762).
10.12
Extension Amendment No. 1 to Revolving Credit Agreement, dated as of January 30, 2012, among the Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent, is incorporated by reference to Exhibit 10.1 to the 2012 8-K.
10.13	Increase Supplement, dated as of January 30, 2012, between JPMorgan Chase Bank, N.A., as increasing lender, and the Company is incorporated by reference to Exhibit 10.2 to the 2012 8-K.
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

Exhibit Number	Description
10.17	Amended and Restated Consulting Agreement, dated as of November 23, 2009, among the Company; ServiceMaster Global Holdings, Inc. ("Holdings"); and Clayton, Dubilier & Rice, LLC is incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-14762 (the "2009 10-K")).
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
10.20
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
10.23
Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and JP Morgan Chase Funding, Inc is incorporated by reference to Exhibit 10.14 to the 2009 10-K.
10.24*	Annual Bonus Plan is incorporated by reference to Exhibit C to the April 16, 2003 Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders held May 21, 2003 (File No. 001-14762).
10.25*
ServiceMaster Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 14, 2005 (File No. 001-14762).
10.26*
Letter Agreement with J. Patrick Spainhour, executed on September 8, 2010, related to calculation of Mr. Spainhour's benefits upon retirement is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-14762).

Exhibit Number	Description
10.27*	Employment Agreement dated as of February 16, 2011, by and between Harry J. Mullany III and Holdings is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 22, 2011 (File No. 001-14762 (the "2011 8-K")).
10.28*
Offer Letter dated April 29, 2011, between the Company and David W. Martin related to his appointment as the Company's Interim Chief Financial Officer is incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-14762).
10.29*
Employment Offer Letter executed on August 15, 2011, between the Company and Roger A. Cregg related to his appointment as the Company's Senior Vice President and Chief Financial Officer is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-14762).
10.30*#	Offer Letter dated November 19, 2012, between the Company and David W. Martin related to his appointment as the Company's Interim Chief Financial Officer.
10.31*
Employment Offer Letter dated November 3, 2011 and supplemental letter dated November 22, 2011, between the Company and Thomas J. Coba related to his appointment as the President of ServiceMaster Clean and Merry Maids is incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-14762 (the "2011 10-K")).
10.32*
Employment Offer Letter dated November 15, 2011 and the letter of clarification dated December 1, 2011, between the Company and Charles M. Fallon related to his appointment as the President of Terminix is incorporated by reference to Exhibit 10.38 to the 2011 10-K.
10.33*#	Employment Offer Letter dated July 30, 2012, between the Company and Mark J. Barry related to his appointment as the President and Chief Operating Officer of American Home Shield.
10.34*#	Severance Agreement and General Release entered into on October 23, 2012, between the Company and Thomas G. Brackett.
10.35*	Severance Agreement dated as of December 5, 2011, between the Company and Charles M. Fallon is incorporated by reference to Exhibit 10.40 to the 2011 10-K.
10.36*#	Severance Agreement dated as of January 15, 2013, between the Company and David Alexander.
10.37*
Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of October 25, 2012 (the "MSIP"), is incorporated by reference to Exhibit 10 to the registrant's Current Report on Form 8-K filed October 26, 2012 (File No. 001-14762).
10.38*
Form of Employee Stock Subscription Agreement under the MSIP is incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14762 (the "2007 10-K")).
10.39*	Form of Employee Stock Option Agreement under the MSIP is incorporated by reference to Exhibit 10.32 to the 2007 10-K.

Exhibit Number	Description
10.40*	Form of Employee Deferred Share Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.33 to the 2007 10-K.
10.41*	Form of Participation Agreement under the MSIP is incorporated by reference to Exhibit 10.34 to the 2007 10-K.
10.42*
Form of Employee Stock Subscription Agreement under the MSIP related to stock option exercises is incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-14762).
10.43*
Form of Employee Restricted Stock Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-14762).
10.44*#	Form of Employee Performance Restricted Stock Unit Agreement under the MSIP.
10.45*	Form of Employee Stock Subscription Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.2 to the 2011 8-K.
10.46*	Form of Employee Restricted Stock Unit Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.3 to the 2011 8-K.
10.47*	Form of Employee (Superperformance) Stock Option Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.4 to the 2011 8-K.
10.48*	Form of Employee Stock Option Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.5 to the 2011 8-K.
10.49
Trademark License Agreement between TruGreen Companies L.L.C. and TruGreen LandCare L.L.C., dated as of April 21, 2011, is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed April 27, 2011 (File No. 001-14762).
12#	Statement regarding Computation of Ratios of Earnings to Fixed Charges as of December 31, 2011.
21#	List of Subsidiaries as of December 31, 2012.
31.1#	Certification of Chief Executive Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Interim Chief Financial Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Interim Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Description
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Extension Presentation Linkbase

*
Denotes management contract or compensatory plan or arrangement.

#
Filed herewith.