Form 10-Q
period 2013-03-31
SERVICEMASTER CO
filed 2013-05-15
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant is a privately held corporation and its equity shares are not publicly traded. At May 15, 2013, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Operating Revenue	$608,107	$654,689

Operating Costs and Expenses:
Cost of services rendered and products sold	373,175	386,588
Selling and administrative expenses	197,583	191,370
Amortization expense	13,935	17,989
Restructuring charges	3,277	3,990
Total operating costs and expenses	587,970	599,937

Operating Income	20,137	54,752

Non-operating Expense (Income):
Interest expense	60,235	64,814
Interest and net investment income	(2,419)	(2,642)
Loss on extinguishment of debt	—	39,193
Other expense	146	174

Loss from Continuing Operations before Income Taxes	(37,825)	(46,787)
Benefit for income taxes	(14,935)	(17,681)
Equity in losses of joint venture	(54)	—

Loss from Continuing Operations	(22,944)	(29,106)

Loss from discontinued operations, net of income taxes	(165)	(924)
Net Loss	$(23,109)	$(30,030)

Total Comprehensive Loss	$(20,277)	$(22,778)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position (Unaudited)

(In thousands, except share data)

	As of March 31, 2013	As of December 31, 2012

Assets:
Current Assets:
Cash and cash equivalents	$353,896	$422,745
Marketable securities	28,415	19,347
Receivables, less allowances of $21,803 and $21,347, respectively	394,689	403,705
Inventories	64,916	56,562
Prepaid expenses and other assets	96,949	37,344
Deferred customer acquisition costs	47,171	33,921
Deferred taxes	109,937	107,499
Total Current Assets	1,095,973	1,081,123
Property and Equipment:
At cost	660,544	633,582
Less: accumulated depreciation	(314,506)	(293,534)
Net Property and Equipment	346,038	340,048

Other Assets:
Goodwill	2,415,962	2,412,251
Intangible assets, primarily trade names, service marks and trademarks, net	2,360,918	2,373,469
Notes receivable	22,566	22,419
Long-term marketable securities	127,614	126,456
Other assets	8,448	10,197
Debt issuance costs	47,686	44,951
Total Assets	$6,425,205	$6,410,914

Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$112,390	$86,710
Accrued liabilities:
Payroll and related expenses	71,180	78,188
Self-insured claims and related expenses	75,728	83,035
Accrued interest payable	21,174	54,156
Other	60,236	58,994
Deferred revenue	549,529	483,897
Liabilities of discontinued operations	829	905
Current portion of long-term debt	55,014	52,214
Total Current Liabilities	946,080	898,099

Long-Term Debt	3,901,833	3,909,039

Other Long-Term Liabilities:
Deferred taxes	926,913	934,271
Other long-term obligations, primarily self-insured claims	114,731	114,855
Total Other Long-Term Liabilities	1,041,644	1,049,126

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,473,064	1,471,789
Retained deficit	(946,814)	(923,705)
Accumulated other comprehensive income	9,398	6,566
Total Shareholder’s Equity	535,648	554,650
Total Liabilities and Shareholder’s Equity	$6,425,205	$6,410,914

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash and Cash Equivalents at Beginning of Period	$422,745	$328,930

Cash Flows from Operating Activities from Continuing Operations:
Net Loss	(23,109)	(30,030)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss from discontinued operations, net of income taxes	165	924
Equity in losses of joint venture	54	—
Depreciation expense	22,630	17,852
Amortization expense	13,935	17,989
Amortization of debt issuance costs	2,361	3,310
Loss on extinguishment of debt	—	39,193
Call premium paid on retirement of debt	—	(32,250)
Premium received on issuance of debt	—	3,000
Deferred income tax benefit	(12,096)	(17,464)
Stock-based compensation expense	1,275	1,678
Restructuring charges	3,277	3,990
Cash payments related to restructuring charges	(4,653)	(3,358)
Change in working capital, net of acquisitions:
Current income taxes	(5,190)	(2,510)
Receivables	6,856	(7,597)
Inventories and other current assets	(75,792)	(61,243)
Accounts payable	29,665	17,908
Deferred revenue	65,554	73,064
Accrued liabilities	(37,733)	(65,570)
Other, net	(326)	9,233
Net Cash Used for Operating Activities from Continuing Operations	(13,127)	(31,881)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(19,098)	(29,859)
Sale of equipment and other assets	254	177
Other business acquisitions, net of cash acquired	(3,815)	(5,959)
Notes receivable, financial investments and securities, net	(3,470)	(8,558)
Net Cash Used for Investing Activities from Continuing Operations	(26,129)	(44,199)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	855	600,000
Payments of debt	(12,807)	(611,217)
Discount paid on issuance of debt	(12,200)	—
Debt issuance costs paid	(5,096)	(12,666)
Net Cash Used for Financing Activities from Continuing Operations	(29,248)	(23,883)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(345)	(186)
Cash used for investing activities:
Proceeds from sale of businesses	—	(1,239)
Net Cash Used for Discontinued Operations	(345)	(1,425)

Cash Decrease During the Period	(68,849)	(101,388)

Cash and Cash Equivalents at End of Period	$353,896	$227,542

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The ServiceMaster Company (“ServiceMaster,” the “Company,” “we,” “us” or “our”) is a global company serving both residential and commercial customers. ServiceMaster’s services include termite and pest control, lawn care, home warranties and preventative maintenance contracts, cleaning and disaster restoration, house cleaning, wood furniture repair and home inspection. ServiceMaster provides these services through a network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, TruGreen, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec.

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

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC (the “2012 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

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

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are included in the 2012 Form 10-K. The following selected accounting policies should be read in conjunction with the 2012 Form 10-K.

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

The Company has franchise agreements in its Terminix, TruGreen, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of annual consolidated operating revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue is reported by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or license. These initial franchise or license fees are pre-established, fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $18.1 million and $16.8 million for the three months ended March 31, 2013 and 2012, respectively. Consolidated operating income from continuing operations was $20.1 million and $54.8 million for the three months ended March 31, 2013 and

2012, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $549.5 million and $483.9 million of deferred revenue as of March 31, 2013 and December 31, 2012, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $47.2 million and $33.9 million as of March 31, 2013 and December 31, 2012, respectively.

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

The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the 2012 Form 10-K presented the significant areas requiring the use of management estimates and discussed how management formed its judgments. The areas discussed included revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Newly Issued Accounting Statements and Positions

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. This standard allows an entity testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of the qualitative assessment, that the fair value of the indefinite-lived intangible asset is more likely than not greater than its carrying amount, the quantitative impairment test would not be required. Otherwise, further testing would be needed. This standard revises the examples of events and circumstances that an entity should consider in interim periods, but it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances. The amendments in this standard are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted the required provisions of this standard during the first quarter of 2013.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this standard do not change the current requirements for reporting net income or other comprehensive income in financial statements and are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the required provisions of this standard during the first quarter of 2013. The disclosures required by this standard are presented in Note 7 of the Company’s notes to condensed consolidated financial statements.

Note 3. Restructuring Charges

The Company incurred restructuring charges of $3.3 million ($2.0 million, net of tax) and $4.0 million ($2.4 million, net of tax) for the three months ended March 31, 2013 and 2012, respectively. Restructuring charges were comprised of the following:

	Three months ended March 31,
(In thousands)	2013	2012
Terminix branch optimization(1)	$950	$2,120
TruGreen reorganization and restructuring(2)	324	671
ServiceMaster Clean reorganization(3)	170	—
Merry Maids reorganization(3)	47	—
Centers of excellence initiative(4)	1,786	1,199
Total restructuring charges	$3,277	$3,990

(1)                                For the three months ended March 31, 2013 and 2012, these charges included lease termination costs.

(2)                                For the three months ended March 31, 2013 and 2012, these charges included severance costs of $0.3 million and $0.2 million, respectively. For the three months ended March 31, 2012, these charges included lease termination costs of $0.5 million.

(3)                                For the three months ended March 31, 2013, these charges included severance costs.

(4)                                Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide company-wide administrative services for our operations that we refer to as “centers of excellence.” For the three months ended March 31, 2013 and 2012, these charges included professional fees of $1.4 million and $0.7 million, respectively, and severance and other costs of $0.4 million and $0.5 million, respectively.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations and comprehensive loss.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2012	$4,542
Costs incurred	3,277
Costs paid or otherwise settled	(4,653)
Balance as of March 31, 2013	$3,166

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (which approximated 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of March 31, 2013, the Company’s residual value guarantees related to the leased assets totaled $17.7 million for which the Company has recorded a liability for the estimated fair value of these guarantees of $0.3 million in the condensed consolidated statements of financial position.

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

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities — Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the condensed consolidated statements of financial position, net of reinsurance receivables, which are included in Prepaid expenses and other assets and Other assets on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Self-insured Claims, Net
Balance as of December 31, 2012	$103,825
Provision for self-insured claims	11,857
Cash payments	(11,156)
Balance as of March 31, 2013	$104,526

(In thousands)	Accrued Self-insured Claims, Net
Balance as of December 31, 2011	$108,082
Provision for self-insured claims	11,596
Cash payments	(8,327)
Balance as of March 31, 2012	$111,351

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

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, the increase in goodwill and other intangible assets related primarily to tuck-in acquisitions completed throughout the period by Terminix, TruGreen and Merry Maids.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance as of December 31, 2012	$1,458,490	$417,069	$347,480	$135,769	$53,443	$2,412,251
Acquisitions	2,875	770	—	—	292	3,937
Other(1)	39	(118)	(3)	(144)	—	(226)
Balance as of March 31, 2013	$1,461,404	$417,721	$347,477	$135,625	$53,735	$2,415,962

(1)                                Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

Accumulated impairment losses as of March 31, 2013 and December 31, 2012 were $790.2 million and related entirely to the TruGreen reporting unit.

The table below summarizes the other intangible asset balances for continuing operations:

	As of March 31, 2013			As of December 31, 2012
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$2,214,800	$—	$2,214,800	$2,214,800	$—	$2,214,800
Customer relationships	698,524	(603,830)	94,694	697,264	(592,724)	104,540
Franchise agreements	88,000	(50,015)	37,985	88,000	(48,649)	39,351
Other	59,841	(46,402)	13,439	59,117	(44,339)	14,778
Total	$3,061,165	$(700,247)	$2,360,918	$3,059,181	$(685,712)	$2,373,469

(1)                               Not subject to amortization.

Note 6. Stock-Based Compensation

For the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $1.3 million ($0.8 million, net of tax) and $1.7 million ($1.0 million, net of tax), respectively. As of March 31, 2013, there was $12.1 million of total unrecognized compensation costs related to non-vested stock options and restricted share units granted by Holdings under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.5 years.

Note 7. Comprehensive Income

Comprehensive (loss) income, which primarily includes net (loss) income, unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the condensed consolidated statements of operations and comprehensive loss.

The following tables summarize the activity in other comprehensive income (loss), net of the related tax effects.

	Three months ended March 31, 2013
(In thousands)	Unrealized Losses on Derivatives	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Beginning accumulated other comprehensive (loss) income	$(2,029)	$5,295	$3,300	$6,566
Other comprehensive income (loss) before reclassifications	862	2,470	(1,229)	2,103
Amounts reclassified from accumulated other comprehensive (loss) income	1,110	(381)	—	729
Net current-period other comprehensive income (loss)	1,972	2,089	(1,229)	2,832
Ending accumulated other comprehensive (loss) income	$(57)	$7,384	$2,071	$9,398

	Three months ended March 31, 2012
(In thousands)	Unrealized Losses on Derivatives	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Beginning accumulated other comprehensive (loss) income	$(14,268)	$4,330	$3,726	$(6,212)
Other comprehensive income before reclassifications	722	1,305	642	2,669
Amounts reclassified from accumulated other comprehensive (loss) income	4,826	(243)	—	4,583
Net current-period other comprehensive income	5,548	1,062	642	7,252
Ending accumulated other comprehensive (loss) income	$(8,720)	$5,392	$4,368	$1,040

Reclassifications out of accumulated other comprehensive (loss) income included the following components for the periods indicated.

	Amount Reclassified from Accumulated Other Comprehensive Income		Condensed Consolidated Statements of Operations
(In thousands)	As of March 31, 2013	As of March 31, 2012	and Comprehensive Loss Location
Gains and losses on derivatives:
Fuel swap contracts	$(482)	$(409)	Cost of services rendered and products sold
Interest rate swap contracts	2,259	7,860	Interest expense
Total gains on derivatives	1,777	7,451
Impact of income taxes	667	2,625	Benefit for income taxes
Total reclassifications related to derivatives	$1,110	$4,826

Unrealized gains on available-for-sale securities	$(625)	$(386)	Interest and net investment income
Impact of income taxes	(244)	(143)	Benefit for income taxes
Total reclassifications related to securities	$(381)	$(243)

Total reclassifications for the period	$729	$4,583

Note 8. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 is presented in the following table:

	Three months ended March 31,
(In thousands)	2013	2012
Cash paid for or (received from):
Interest expense	$89,227	$100,187
Interest and dividend income	(1,132)	(1,217)
Income taxes, net of refunds	2,339	2,331

The Company acquired $13.9 million and $1.8 million of property and equipment through capital leases and other non-cash financing transactions in the three months ended March 31, 2013 and 2012, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 9. Receivable Sales

The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of March 31, 2013, the amount of eligible receivables was approximately $39.2 million.

During the three months ended March 31, 2013, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of March 31, 2013 and December 31, 2012, the Company had $10.0 million outstanding under the arrangement and, as of March 31, 2013, had $29.2 million of remaining capacity available under the accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility scheduled to mature on October 23, 2013. The Company has recorded its obligation to repay the Purchasers for their interest in the pool of receivables within the current portion of long-term debt on the condensed consolidated statements of financial position. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the Purchasers’ pooled commercial paper rate (0.21 percent as of March 31, 2013). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by October 23, 2013.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of March 31, 2013 and December 31, 2012, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt securities and Equity securities as of March 31, 2013 and December 31, 2012 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, March 31, 2013:
Debt securities	$104,896	$5,465	$(39)	$110,322
Equity securities	39,871	6,210	(374)	45,707
Total securities	$144,767	$11,675	$(413)	$156,029

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December, 31, 2012:
Debt securities	$99,071	$5,773	$(20)	$104,824
Equity securities	38,786	3,809	(1,616)	40,979
Total securities	$137,857	$9,582	$(1,636)	$145,803

The portion of unrealized losses which had been in a loss position for more than one year was $0.3 million and $1.5 million as of March 31, 2013 and December 31, 2012, respectively. The aggregate fair value of the investments with unrealized losses was $13.7 million and $13.1 million as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012, $265.9 million and $243.7 million, respectively, of the cash and short- and long-term marketable securities balance were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts, although not necessarily subject to third-party restrictions, are identified as being potentially unavailable to be paid to the Company by its subsidiaries. There are third-party restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at The ServiceMaster Acceptance Company Limited Partnership (“SMAC”). As of March 31, 2013, the total net assets subject to these third-party restrictions was $176.9 million. American Home Shield’s investment portfolio has been invested in a combination of high-quality, short-duration fixed-income securities and equities.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
(In thousands)	2013	2012
Proceeds from sale of securities	$3,512	$2,479
Gross realized gains, pre-tax	502	386
Gross realized gains, net of tax	306	238
Gross realized losses, pre-tax	(1)	—
Gross realized losses, net of tax	(1)	—

Note 11. Long-Term Debt

Long-term debt as of March 31, 2013 and December 31, 2012 is summarized in the following table:

(In thousands)	As of March 31, 2013	As of December 31, 2012
Senior secured term loan facility maturing in 2014 (Tranche A)	$—	$1,219,145
Senior secured term loan facility maturing in 2017 (Tranche B)	998,227	1,000,741
Senior secured term loan facility maturing in 2017 (Tranche C) (1)	1,205,010	—
7.00% senior notes maturing in 2020	750,000	750,000
8.00% senior notes maturing in 2020(2)	602,676	602,750
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(3)	69,882	69,400
7.45% notes maturing in 2027(3)	156,562	155,894
7.25% notes maturing in 2038(3)	62,452	62,250
Other	112,038	101,073
Less current portion	(55,014)	(52,214)
Total long-term debt	$3,901,833	$3,909,039

(1)                               Presented net of unamortized portion of $12.2 million original issue discount paid as part of the 2013 amendment (the “2013 Term Loan Facility Amendment”) to the senior secured term loan facility (the “Term Loan Facility”).

(2)                               Includes unamortized portion of $3.0 million premium received on the sale of $100.0 million aggregate principal amount of such notes.

(3)                               The increase in the balance from December 31, 2012 to March 31, 2013 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

Interest rate swap agreements in effect as of March 31, 2013 are as follows:

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

On February 22, 2013, the Company entered into the 2013 Term Loan Facility Amendment to amend the credit agreement governing the Term Loan Facility (the “Credit Agreement”) primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Pursuant to the 2013 Term Loan Facility Amendment, the maturity of the outstanding Tranche A loans was extended, and such loans were converted into a new tranche of term loans in an aggregate principal amount, along with new loans extended by certain new lenders, of $1.220 billion (the “Tranche C loans”). The maturity date for the new Tranche C loans is January 31, 2017. The interest rates applicable to the Tranche C loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves) plus 3.25 percent, with a minimum adjusted London inter-bank offered rate of 1.00 percent or (ii) an alternate base rate plus 2.25 percent, with a minimum alternate base rate of 2.00 percent. As part of the 2013 Term Loan Facility Amendment, the Company paid an original issue discount equal to 1.00 percent of the outstanding borrowings, or $12.2 million. Voluntary prepayments of borrowings under the Tranche C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, except for a 1.00 percent premium payable in connection with certain repricing transactions within the first year. As a result of the amendment entered into in August 2012 (the “2012 Term Loan Facility Amendment”) and the 2013 Term Loan Facility Amendment, the Company has, as of March 31, 2013, approximately $2.203 billion of outstanding borrowings maturing January 31, 2017, after including the unamortized portion of the original issue discount paid.

Note 12. Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses noted in the 2012 Form 10-K.

The operating results of discontinued operations were as follows:

	Three months ended March 31,
(In thousands)	2013	2012
Operating Results:
Operating revenue	$—	$—

Operating loss	(269)	(331)
Benefit for income taxes	(104)	(129)
Operating loss, net of income taxes	(165)	(202)
Loss on sale, net of income taxes	—	(722)
Loss from discontinued operations, net of income taxes	$(165)	$(924)

The table below summarizes the activity for the three months ended March 31, 2013 for the remaining liabilities of previously sold businesses. The remaining obligations primarily relate to self-insurance claims and related costs. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2012	Cash Payments or Other	Expense	As of March 31, 2013
Remaining liabilities of discontinued operations:
TruGreen LandCare	$415	$(130)	$145	$430
InStar	352	(78)	—	274
Other	138	(33)	20	125
Total liabilities of discontinued operations	$905	$(241)	$165	$829

Note 13. Income Taxes

As of March 31, 2013 and December 31, 2012, the Company had $8.2 million and $8.3 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $0.7 million during the next 12 months.

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

The effective tax rate on loss from continuing operations was 39.5 percent for the three months ended March 31, 2013 compared to 37.8 percent for the three months ended March 31, 2012. The effective tax rate on loss from discontinued operations was 38.8 percent for each of the three month periods ended March 31, 2013 and 2012.

Note 14. Business Segment Reporting

The business of the Company is conducted through five reportable segments: Terminix, TruGreen, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The TruGreen segment provides residential and commercial lawn, tree and shrub care services. The American Home Shield segment provides home warranties and preventative maintenance contracts for household systems and appliances. The ServiceMaster Clean segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of Merry Maids, which provide home cleaning services. The Other Operations and Headquarters segment also includes SMAC, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company’s headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. The composition of our reportable segments is consistent with that used by our chief operating decision maker to evaluate performance and allocate resources.

Information regarding the accounting policies used by the Company is described in Note 2. The Company derives substantially all of its revenue from customers and franchises in the United States with less than two percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs.

Segment information for continuing operations is presented below:

	Three months ended March 31,
(In thousands)	2013	2012
Operating Revenue:
Terminix	$313,408	$311,419
TruGreen	94,001	131,111
American Home Shield	143,315	159,045
ServiceMaster Clean	35,414	31,945
Other Operations and Headquarters	21,969	21,169
Total Operating Revenue	$608,107	$654,689
Operating Income (Loss):(1),(2)
Terminix	$68,699	$69,070
TruGreen	(49,442)	(14,322)
American Home Shield	23,560	27,828
ServiceMaster Clean	14,014	12,276
Other Operations and Headquarters	(36,694)	(40,100)
Total Operating Income	$20,137	$54,752

(1)                                Presented below is a reconciliation of segment operating income to loss from continuing operations before income taxes.

	Three months ended March 31,
(In thousands)	2013	2012
Total Segment Operating Income	$20,137	$54,752
Non-operating Expense (Income):
Interest expense	60,235	64,814
Interest and net investment income	(2,419)	(2,642)
Loss on extinguishment of debt	—	39,193
Other expense	146	174
Loss from Continuing Operations before Income Taxes	$(37,825)	$(46,787)

(2)                                Includes restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at ServiceMaster Clean and Merry Maids and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters. Presented below is a summary of restructuring charges by segment:

	Three months ended March 31,
(In thousands)	2013	2012
Restructuring charges:
Terminix	$950	$2,120
TruGreen	324	671
ServiceMaster Clean	170	—
Other Operations and Headquarters	1,833	1,199
Total restructuring charges	$3,277	$3,990

Note 15. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees of $1.6 million in each of the three month periods ended March 31, 2013 and 2012, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. There were no additional fees incurred in the three months ended March 31, 2013 and 2012, respectively. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R’s election.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings, and, effective January 1, 2012, the annual consulting fee payable to BAS was reduced to $0.25 million. The Company pays annual consulting fees of $0.5 million, $0.25 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded aggregate consulting fees related to these agreements of $0.25 million in each of the three month periods ended March 31, 2013 and 2012, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 16. Fair Value Measurements

The period end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to market rates at period end. The period end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive loss if the decline in value is other than temporary. The carrying amount of total debt was $3.957 billion and $3.961 billion and the estimated fair value was $4.068 billion and $4.018 billion as of March 31, 2013 and December 31, 2012, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2013 and December 31, 2012.

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

Interest rate swap contracts are valued using forward interest rate curves obtained from third-party market data providers.  The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value.  The expected future settlements are determined by comparing the contract interest rate to the expected forward interest rate as of each settlement date and applying the difference between the two rates to the notional amount of debt in the interest rate swap contracts.

Fuel swap contracts are valued using forward fuel price curves obtained from third-party market data providers.  The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value.  The expected future settlements are determined by comparing the contract fuel price to the expected forward fuel price as of each settlement date and applying the difference between the contract and expected prices to the notional gallons in the fuel swap contracts.  The Company regularly reviews the forward price curves obtained from third-party market data providers and related changes in fair value for reasonableness utilizing information available to the Company from other published sources.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended March 31, 2013 or 2012.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		As of March 31, 2013				As of December 31, 2012
			Estimated Fair Value Measurements
(In thousands)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Estimated Fair Value
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13,003	$13,003	$—	$—	$11,987	$11,987
Investments in marketable securities	Marketable securities and Long-term marketable securities	143,026	53,829	89,197	—	133,816	133,816
Fuel swap contracts:
Current	Prepaid expenses and other assets	2,837	—	—	2,837	1,957	1,957
Noncurrent	Other assets	21	—	—	21	—	—
Total financial assets		$158,887	$66,832	$89,197	$2,858	$147,760	$147,760

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$63	$—	$—	$63	$113	$113
Noncurrent	Other long-term obligations, primarily self-insured claims	27	—	—	27	—	—
Interest rate swap contracts	Other accrued liabilities	4,053	—	4,053	—	7,349	7,349
Total financial liabilities		$4,143	$—	$4,053	$90	$7,462	$7,462

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2012	$1,844
Total gains (realized and unrealized)
Included in earnings	482
Included in accumulated other comprehensive income	924
Settlements, net	(482)
Balance as of March 31, 2013	$2,768

(In thousands)	Fuel Swap Contract (Liabilities) Assets
Balance as of December 31, 2011	$(733)
Total gains (realized and unrealized)
Included in earnings	409
Included in accumulated other comprehensive income	3,997
Settlements, net	(409)
Balance as of March 31, 2012	$3,264

The following table presents information relating to the significant unobservable inputs of our Level 3 financial instruments as of March 31, 2013:

Item	Fair Value as of March 31, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$2,768	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$ 3.39 - $ 3.94	$3.71
			Forward Diesel Price per Gallon(1)	$ 3.84 - $ 3.97	$3.93

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

The Company has historically hedged a significant portion of its annual fuel consumption of approximately 20 million gallons. The Company has also hedged the interest payments on a portion of its variable-rate debt through the use of interest rate swap agreements. All of the Company’s fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the condensed consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the condensed consolidated statements of cash flows, other than cash flows related to one amended interest rate swap contract which are classified as financing activities.

The effect of derivative instruments on the condensed consolidated statements of operations and comprehensive loss and accumulated other comprehensive income on the condensed consolidated statements of financial position for the three months ended March 31, 2013 and 2012, respectively, is presented as follows:

(In thousands)

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Income	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Location of Gain (Loss)
Relationships	Three months ended March 31, 2013		included in Earnings

Fuel swap contracts	$924	$482	Cost of services rendered and products sold
Interest rate swap contracts	$2,204	$(2,259)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Income	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Location of Gain (Loss)
Relationships	Three months ended March 31, 2012		included in Earnings

Fuel swap contracts	$3,997	$409	Cost of services rendered and products sold
Interest rate swap contracts	$4,795	$(7,860)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the three months ended March 31, 2013. As of March 31, 2013, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $32.3 million, maturing through 2014. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2013, the Company had posted $4.0 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s senior secured revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2013, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $730.0 million, maturing through 2013.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swap contracts. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $0.1 million, net of tax, as of March 31, 2013. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

The payment obligations of the Company under the $600 million aggregate principal amount of 8 percent senior notes due 2020 (the “8% 2020 Notes”) and $750 million aggregate principal amount of 7 percent senior notes due 2020 (the “7% 2020 Notes”, and together with the 8% 2020 Notes, the “2020 Notes”) are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries that guarantee our indebtedness under the Term Loan Facility, the pre-funded letter of credit facility (together, the “Term Facilities”) and the Revolving Credit Facility (together with the Term Facilities, the “Credit Facilities”) (the “Guarantors”). Each of the Guarantors is wholly owned, directly or indirectly, by the Company, and all guarantees are full and unconditional. Our non-U.S. subsidiaries, our subsidiaries subject to regulation as an insurance, home warranty, service contract or similar company, or certain other subsidiaries (the “Non-Guarantors”) do not guarantee the 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of the Company, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2020 Notes, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2020 Notes, (v) the defeasance of the Company’s obligations under the indenture governing the 2020 Notes or (vi) the payment in full of the principal amount of the 2020 Notes.

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2013 (Unaudited)

(In thousands)

	The ServiceMaster Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$453,953	$169,370	$(15,216)	$608,107

Operating Costs and Expenses:
Cost of services rendered and products sold	—	310,951	77,178	(14,954)	373,175
Selling and administrative expenses	3,371	105,146	89,172	(106)	197,583
Amortization expense	—	13,305	630	—	13,935
Restructuring charges	—	1,467	1,810	—	3,277
Total operating costs and expenses	3,371	430,869	168,790	(15,060)	587,970

Operating (Loss) Income	(3,371)	23,084	580	(156)	20,137

Non-operating Expense (Income):
Interest expense (income)	26,283	34,322	(370)	—	60,235
Interest and net investment income	(89)	—	(2,174)	(156)	(2,419)
Other expense	—	—	146	—	146

(Loss) Income from Continuing Operations before Income Taxes	(29,565)	(11,238)	2,978	—	(37,825)
(Benefit) provision for income taxes	(2,879)	(25,087)	13,031	—	(14,935)
Equity in losses of joint venture	—	—	(54)	—	(54)

(Loss) Income from Continuing Operations	(26,686)	13,849	(10,107)	—	(22,944)
Loss from discontinued operations, net of income taxes	—	(145)	(20)	—	(165)
Equity in earnings of subsidiaries (net of tax)	3,577	(8,345)	—	4,768	—
Net (Loss) Income	$(23,109)	$5,359	$(10,127)	$4,768	$(23,109)

Total Comprehensive (Loss) Income	$(20,277)	$7,376	$(9,444)	$2,068	$(20,277)

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of March 31, 2013

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$237,061	$15,257	$101,578	$—	$353,896
Marketable securities	—	—	28,415	—	28,415
Receivables	1,927	128,693	443,989	(179,920)	394,689
Inventories	—	62,589	2,327	—	64,916
Prepaid expenses and other assets	20,114	60,245	25,382	(8,792)	96,949
Deferred customer acquisition costs	—	31,689	15,482	—	47,171
Deferred taxes	37,798	69,046	3,093	—	109,937
Total Current Assets	296,900	367,519	620,266	(188,712)	1,095,973
Property and Equipment:
At cost	—	464,200	196,344	—	660,544
Less: accumulated depreciation	—	(226,094)	(88,412)	—	(314,506)
Net Property and Equipment	—	238,106	107,932	—	346,038

Other Assets:
Goodwill	—	2,059,656	356,306	—	2,415,962
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,622,180	738,738	—	2,360,918
Notes receivable	1,982,659	17	38,166	(1,998,276)	22,566
Long-term marketable securities	13,003	—	114,611	—	127,614
Investments in and advances to subsidiaries	2,296,756	1,094,779	—	(3,391,535)	—
Other assets	53,283	677	7,022	(52,534)	8,448
Debt issuance costs	47,621	—	65	—	47,686
Total Assets	$4,690,222	$5,382,934	$1,983,106	$(5,631,057)	$6,425,205

Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$145	$67,947	$44,298	$—	$112,390
Accrued liabilities:
Payroll and related expenses	1,735	28,456	40,989	—	71,180
Self-insured claims and related expenses	—	20,934	54,794	—	75,728
Accrued interest payable	21,390	—	37	(253)	21,174
Other	5,056	24,725	38,994	(8,539)	60,236
Deferred revenue	—	186,618	362,911	—	549,529
Liabilities of discontinued operations	—	689	140	—	829
Current portion of long-term debt	112,893	23,582	98,459	(179,920)	55,014
Total Current Liabilities	141,219	352,951	640,622	(188,712)	946,080

Long-Term Debt	3,830,221	2,052,604	17,284	(1,998,276)	3,901,833

Other Long-Term Liabilities:
Deferred taxes	—	712,323	267,124	(52,534)	926,913
Intercompany payable	161,385	—	389,337	(550,722)	—
Other long-term obligations, primarily self-insured claims	21,749	1,204	91,778	—	114,731
Total Other Long-Term Liabilities	183,134	713,527	748,239	(603,256)	1,041,644

Shareholder’s Equity	535,648	2,263,852	576,961	(2,840,813)	535,648

Total Liabilities and Shareholder’s Equity	$4,690,222	$5,382,934	$1,983,106	$(5,631,057)	$6,425,205

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of December 31, 2012

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$316,528	$13,842	$92,375	$—	$422,745
Marketable securities	—	—	19,347	—	19,347
Receivables	1,164	116,778	476,620	(190,857)	403,705
Inventories	—	54,313	2,249	—	56,562
Prepaid expenses and other assets	6,597	10,272	21,810	(1,335)	37,344
Deferred customer acquisition costs	—	19,010	14,911	—	33,921
Deferred taxes	38,140	66,129	3,230	—	107,499
Total Current Assets	362,429	280,344	630,542	(192,192)	1,081,123
Property and Equipment:
At cost	—	440,107	193,475	—	633,582
Less: accumulated depreciation	—	(209,044)	(84,490)	—	(293,534)
Net Property and Equipment	—	231,063	108,985	—	340,048

Other Assets:
Goodwill	—	2,055,779	356,472	—	2,412,251
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,634,145	739,324	—	2,373,469
Notes receivable	2,005,485	23	30,343	(2,013,432)	22,419
Long-term marketable securities	11,987	—	114,469	—	126,456
Investments in and advances to subsidiaries	2,098,929	630,029	—	(2,728,958)	—
Other assets	47,947	1,435	7,984	(47,169)	10,197
Debt issuance costs	44,850	—	101	—	44,951
Total Assets	$4,571,627	$4,832,818	$1,988,220	$(4,981,751)	$6,410,914

Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$156	$41,011	$45,543	$—	$86,710
Accrued liabilities:
Payroll and related expenses	1,709	41,861	34,618	—	78,188
Self-insured claims and related expenses	—	20,180	62,855	—	83,035
Accrued interest payable	54,008	350	38	(240)	54,156
Other	8,355	26,377	25,357	(1,095)	58,994
Deferred revenue	—	135,074	348,823	—	483,897
Liabilities of discontinued operations	—	767	138	—	905
Current portion of long-term debt	93,989	20,287	128,795	(190,857)	52,214
Total Current Liabilities	158,217	285,907	646,167	(192,192)	898,099

Long-Term Debt	3,837,872	2,044,238	40,361	(2,013,432)	3,909,039

Other Long-Term Liabilities:
Deferred taxes	—	715,794	265,646	(47,169)	934,271
Intercompany payable	—	—	445,489	(445,489)	—
Other long-term obligations, primarily self-insured claims	20,888	1,243	92,724	—	114,855
Total Other Long-Term Liabilities	20,888	717,037	803,859	(492,658)	1,049,126

Shareholder’s Equity	554,650	1,785,636	497,833	(2,283,469)	554,650

Total Liabilities and Shareholder’s Equity	$4,571,627	$4,832,818	$1,988,220	$(4,981,751)	$6,410,914

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2013

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$316,528	$13,842	$92,375	$—	$422,745

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(67,191)	27,699	35,871	(9,506)	(13,127)

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(13,276)	(5,822)	—	(19,098)
Sale of equipment and other assets	—	247	7	—	254
Other business acquisitions, net of cash acquired	—	(3,815)	—	—	(3,815)
Notes receivable, financial investments and securities, net	—	750	(4,220)	—	(3,470)
Net Cash Used for Investing Activities from Continuing Operations	—	(16,094)	(10,035)	—	(26,129)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	855	—	—	—	855
Payments of debt	(7,294)	(5,144)	(369)	—	(12,807)
Discount paid on issuance of debt	(12,200)	—	—	—	(12,200)
Shareholders’ dividends	—	(4,753)	(4,753)	9,506	—
Debt issuance costs paid	(5,096)	—	—	—	(5,096)
Net intercompany advances	11,459	7	(11,466)	—	—
Net Cash Used for Financing Activities from Continuing Operations	(12,276)	(9,890)	(16,588)	9,506	(29,248)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(300)	(45)	—	(345)
Net Cash Used for Discontinued Operations	—	(300)	(45)	—	(345)

Cash (Decrease) Increase During the Period	(79,467)	1,415	9,203		(68,849)

Cash and Cash Equivalents at End of Period	$237,061	$15,257	$101,578	$—	$353,896

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Harry J. Mullany III, our former Chief Executive Officer (“CEO”), resigned from the Company effective April 12, 2013. John Krenicki, Jr., the Chairman of the board of directors of Holdings, will serve as Interim CEO until a new CEO is named. Effective March 29, 2013, Charles M. Fallon, the former President of Terminix, resigned from the Company. Terminix’s Vice President of Operations, Larry Pruitt, will serve as Interim President of Terminix until a new President of Terminix is named.

Results of Operations

The Company reported operating revenue of $608.1 million for the first quarter of 2013, a $46.6 million or 7.1 percent decrease compared to the first quarter of 2012. The operating revenue decrease was driven by the results of our business units as described in our “Segment Review.”

Operating income was $20.1 million for the first quarter of 2013 compared to $54.8 million for the first quarter of 2012. Loss from continuing operations before income taxes was $37.8 million for the first quarter of 2013 compared to $46.8 million for the first quarter of 2012. The change in loss from continuing operations before income taxes of $9.0 million primarily reflects the net effect of year over year changes in the following items:

(In thousands)
Loss on extinguishment of debt(1)	$39,193
Interest expense(2)	4,579
Segment results(3)	(35,220)
Other	410
$8,962

(1)                                 Represents the loss on extinguishment of debt recorded in the first quarter of 2012 related to the redemption of $600 million aggregate principal amount of the outstanding 10.75 percent senior notes due 2015 (the “2015 Notes”).

(2)                                 Represents a decrease in interest expense as a result of decreases in our weighted average interest rate and average long-term debt balance during the first quarter of 2013 as compared to the first quarter of 2012.

(3)                                 Represents the year over year change in loss from continuing operations before income taxes, as adjusted for the specific items included in the table above. Includes technology related costs of $4.2 million recorded in the first quarter of 2012 related to the abandonment of certain internally developed software at Merry Maids, which did not recur in 2013.

Although no impairment of goodwill or trade names was indicated as of March 31, 2013, the financial performance of TruGreen was significantly below prior year levels. If this trend continues, goodwill and trade name impairments at TruGreen could result. It is possible that such impairments, if required, could be material and may need to be recorded before the Company’s annual goodwill and trade name impairment test, which is conducted in the fourth quarter of each year.

Operating and Non-Operating Expenses

Cost of Services Rendered and Products Sold

The Company reported cost of services rendered and products sold of $373.2 million for the first quarter of 2013 compared to $386.6 million for the first quarter of 2012. As a percentage of operating revenue, these costs increased to 61.4 percent for the first quarter of 2013 from 59.0 percent for the first quarter of 2012. This percentage increase primarily reflects reduced leverage due to the decline in operating revenue, lower labor efficiency at Terminix and TruGreen, an increase in ice melt sales at TruGreen, which has lower margins than core lawn services, and higher expenses in our automobile, general liability and workers’ compensation insurance program, offset, in part, by lower provisions for certain legal matters at Terminix and lower product distribution revenue at Terminix, which has lower margins than pest control or termite revenue.

Selling and Administrative Expenses

The Company reported selling and administrative expenses of $197.6 million for the first quarter of 2013 compared to $191.4 million for the first quarter of 2012. As a percentage of operating revenue, these costs increased to 32.5 percent for the first quarter of 2013 from 29.2 percent for the first quarter of 2012. This percentage increase primarily reflects reduced leverage due to the decline in operating revenue, investments in sales labor at Terminix and TruGreen, higher costs related to new information technology systems at TruGreen and investments to drive improvements in service delivery at American Home Shield, offset, in part, by lower technology costs at Merry Maids, a reduction in tax-related reserves at American Home Shield and a reduction in spending in the Company’s centers of excellence.

Amortization Expense

Amortization expense was $13.9 million for the first quarter of 2013 compared to $18.0 million for the first quarter of 2012. The decrease was a result of certain finite-lived intangible assets recorded in connection with the Merger being fully amortized.

Restructuring Charges

The Company incurred restructuring charges of $3.3 million and $4.0 million for the first quarter of 2013 and 2012, respectively. Restructuring charges were comprised of the following:

	Three months ended March 31,
(In thousands)	2013	2012
Terminix branch optimization(1)	$950	$2,120
TruGreen reorganization and restructuring(2)	324	671
ServiceMaster Clean reorganization(3)	170	—
Merry Maids reorganization(3)	47	—
Centers of excellence initiative(4)	1,786	1,199
Total restructuring charges	$3,277	$3,990

(1)                                For the first quarter of 2013 and 2012, these charges included lease termination costs.

(2)                                For the first quarter of 2013 and 2012, these charges included severance costs of $0.3 million and $0.2 million, respectively. For the first quarter of 2012, these charges included lease termination costs of $0.5 million.

(3)                                For the first quarter of 2013, these charges included severance costs.

(4)                                Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide company-wide administrative services for our operations that we refer to as “centers of excellence.” For the first quarter of 2013 and 2012, these charges included professional fees of $1.4 million and $0.7 million, respectively, and severance and other costs of $0.4 million and $0.5 million, respectively.

Non-Operating Expense

Non-operating expense totaled $58.0 million for the first quarter of 2013 compared to $101.5 million for the first quarter of 2012. This decrease is primarily due to a $39.2 million loss on extinguishment of debt recorded in the first quarter of 2012 related to the redemption of $600 million aggregate principal amount of the outstanding 2015 Notes and a $4.6 million decrease in interest expense as a result of a decrease in our weighted average interest rate and average long-term debt balance. Interest and net investment income was comprised of the following for the first quarter of 2013 and 2012:

	Three months ended March 31,
(In thousands)	2013	2012
Realized gains(1)	$1,354	$1,346
Deferred compensation trust(2)	764	1,050
Other(3)	301	246
Interest and net investment income	$2,419	$2,642

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

Income Taxes

The effective tax rate on loss from continuing operations was 39.5 percent for the first quarter of 2013 compared to 37.8 percent for the first quarter of 2012.

Net Income

Net loss for the first quarter of 2013 was $23.1 million compared to $30.0 million for the first quarter of 2012. The $6.9 million improvement was primarily driven by a $9.0 million improvement in loss from continuing operations before income taxes and a $0.8 million improvement in loss from discontinued operations,  offset, in part, by a $2.7 million reduction in benefit for income taxes.

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

	Key Performance Indicators as of March 31,
	2013	2012
Terminix—
(Reduction) Growth in Pest Control Customers	(0.5)%	5.7%
Pest Control Customer Retention Rate	78.8%	80.1%
Reduction in Termite Customers	(1.9)%	(0.7)%
Termite Customer Retention Rate	85.4%	86.0%
TruGreen—
Reduction in Full Program Accounts	(9.8)%	(8.6)%
Customer Retention Rate	69.9%	66.9%
American Home Shield—
Growth in Home Warranties	0.8%	0.2%
Customer Retention Rate	73.9%	74.5%

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to condensed consolidated financial statements.

The Company uses Adjusted EBITDA and Operating Performance to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Operating Performance are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Operating Performance are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to net cash provided by operating activities or any other measures of the Company’s cash flow or liquidity. “Adjusted EBITDA” means net income (loss) before: income (loss) from discontinued operations; provision (benefit) for income taxes; equity in losses of joint ventures; other expense; gain (loss) on extinguishment of debt; interest expense; interest and net investment income; and depreciation and amortization expense; as well as adding back interest and net investment income and non-cash goodwill and trade name impairment. “Operating Performance” is calculated by adding back to Adjusted EBITDA an amount equal to the non-cash stock-based compensation expense; non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger; restructuring charges and management and consulting fees.

The Company believes Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. The Company uses Operating Performance as a supplemental measure to assess the Company’s performance because it excludes non-cash stock-based compensation expense, non-cash effects on Adjusted EBITDA attributable to the application of purchase accounting in connection with the Merger, restructuring charges and management and consulting fees. The Company presents Operating Performance because it believes that it is useful for investors, analysts and other interested parties in their analysis of the Company’s operating results.

Charges relating to stock-based compensation expense and the impact of purchase accounting are non-cash and the exclusion of the impact of these items from Operating Performance allows investors to understand the current period results of operations of the business on a comparable basis with previous periods and, secondarily, gives the investors added insight into cash earnings available to service the Company’s debt. We believe this to be of particular importance to the Company’s public investors, which are debt holders. The Company also believes that the exclusion of purchase accounting, non-cash stock-based compensation expense, restructuring charges and management and consulting fees may provide an additional means for comparing the Company’s performance to the performance of other companies by eliminating the impact of differently structured equity-based, long-term incentive plans, restructuring initiatives and consulting agreements (although care must be taken in making any such comparison, as there may be inconsistencies among companies in the manner of computing similarly titled financial measures).

Adjusted EBITDA and Operating Performance have limitations as analytical tools, and should not be considered in isolation or as substitutes for analyzing the Company’s results as reported under GAAP. Some of these limitations are:

•                  Adjusted EBITDA and Operating Performance do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•                  Adjusted EBITDA and Operating Performance do not reflect the Company’s interest expense, or the cash requirements necessary to service interest or principal payments on the Company’s debt;

•                  Adjusted EBITDA and Operating Performance do not reflect the Company’s tax expense or the cash requirements to pay the Company’s taxes;

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

•                  Other companies in the Company’s industries may calculate Adjusted EBITDA and Operating Performance differently, limiting their usefulness as comparative measures;

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

Operating Revenues and Operating Performance by operating segment are as follows:

	Three months ended March, 31
(In thousands)	2013	2012
Operating Revenue:
Terminix	$313,408	$311,419
TruGreen	94,001	131,111
American Home Shield	143,315	159,045
ServiceMaster Clean	35,414	31,945
Other Operations and Headquarters	21,969	21,169
Total Operating Revenue	$608,107	$654,689

Operating Performance:
Terminix	$87,847	$90,439
TruGreen	(37,092)	(3,042)
American Home Shield	26,901	31,151
ServiceMaster Clean	15,361	13,526
Other Operations and Headquarters	(27,531)	(31,368)
Total Operating Performance	$65,486	$100,706

Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations	$(269)	$(331)

The following table presents reconciliations of operating income (loss) to Adjusted EBITDA and Operating Performance for the periods presented.

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Three Months Ended March 31, 2013
Operating income (loss)(1)	$68,699	$(49,442)	$23,560	$14,014	$(36,694)	$20,137
Depreciation and amortization expense	18,198	12,026	1,987	1,177	3,177	36,565
EBITDA	86,897	(37,416)	25,547	15,191	(33,517)	56,702
Interest and net investment income(2)	—	—	1,354	—	1,065	2,419
Adjusted EBITDA	86,897	(37,416)	26,901	15,191	(32,452)	59,121
Non-cash stock-based compensation expense	—	—	—	—	1,275	1,275
Restructuring charges(3)	950	324	—	170	1,833	3,277
Management and consulting fees(4)	—	—	—	—	1,813	1,813
Operating Performance	$87,847	$(37,092)	$26,901	$15,361	$(27,531)	$65,486
Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(5)	$—	$—	$—	$—	$(269)	$(269)

Three Months Ended March 31, 2012
Operating income (loss)(1)	$69,070	$(14,322)	$27,828	$12,276	$(40,100)	$54,752
Depreciation and amortization expense	19,253	10,615	1,977	1,250	2,746	35,841
EBITDA	88,323	(3,707)	29,805	13,526	(37,354)	90,593
Interest and net investment income(2)	—	—	1,346	—	1,296	2,642
Adjusted EBITDA	88,323	(3,707)	31,151	13,526	(36,058)	93,235
Non-cash stock-based compensation expense	—	—	—	—	1,678	1,678
Non-cash credits attributable to purchase accounting(6)	(4)	(6)	—	—	—	(10)
Restructuring charges(3)	2,120	671	—	—	1,199	3,990
Management and consulting fees(4)	—	—	—	—	1,813	1,813
Operating Performance	$90,439	$(3,042)	$31,151	$13,526	$(31,368)	$100,706
Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(5)	$—	$—	$—	$—	$(331)	$(331)

(1)                                 Presented below is a reconciliation of total segment operating income to net loss.

	Three months ended March 31,
(In thousands)	2013	2012
Total Segment Operating Income	$20,137	$54,752
Non-operating Expense (Income):
Interest expense	60,235	64,814
Interest and net investment income	(2,419)	(2,642)
Loss on extinguishment of debt	—	39,193
Other expense	146	174
Loss from Continuing Operations before Income Taxes	(37,825)	(46,787)
Benefit for income taxes	(14,935)	(17,681)
Equity in losses of joint venture	(54)	—
Loss from Continuing Operations	(22,944)	(29,106)
Loss from discontinued operations, net of income taxes	(165)	(924)
Net Loss	$(23,109)	$(30,030)

(2)                                Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $265.9 million as of March 31, 2013. American Home Shield interest and net investment income was $1.4 million and $1.3 million for the first quarter of 2013 and 2012, respectively. The balance of interest and net investment income primarily relates to (i) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within loss from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                              Represents restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, reorganization of leadership at ServiceMaster Clean and Merry Maids and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters.

(4)                                Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

(5)                                There are no adjustments necessary to reconcile operating loss from discontinued operations to Operating Performance from discontinued operations for the first quarter of 2013 and 2012.

(6)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

Terminix Segment

Three Months Ended March 31, 2013

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 0.6 percent increase in operating revenue, a 0.5 percent decrease in operating income and a 2.9 percent decrease in Operating Performance for the first quarter of 2013 compared to the first quarter of 2012. Pest control revenue, which was 55 percent of the segment’s operating revenue in the first quarter of 2013, increased 5.0 percent compared to 2012, reflecting a 0.4 percent increase in average customer counts and improved price realization. Absolute pest control customer counts as of March 31, 2013 compared to March 31, 2012 decreased 0.5 percent, driven by a 130 basis points (“bps”) decrease in the customer retention rate and a decrease in new unit sales and acquisitions. Termite revenue, which was 41 percent of the segment’s operating revenue in the first quarter of 2013, decreased 3.7 percent compared to 2012. Termite renewal revenue comprised 60 percent of total termite revenue, while the remainder consisted of termite new unit sales. The decrease in termite revenue reflects a decrease in new unit sales, a 1.4 percent decrease in average renewal customer counts and the unfavorable timing of renewal revenue, offset, in part, by improved price realization. Absolute termite renewal customer counts as of March 31, 2013 compared to March 31, 2012 declined 1.9 percent driven by a 60 bps decrease in the customer retention rate and a decrease in new unit sales, offset, in part, by acquisitions. Product distribution revenue, which has lower margins than pest or termite revenue and accounted for approximately four percent of the segment’s operating revenue in the first quarter of 2013, decreased $1.3 million compared to 2012.

Terminix’s Operating Performance decreased $2.6 million for the first quarter of 2013 compared to the first quarter of 2012. This decrease primarily reflects lower labor efficiency, investments in sales labor to support targeted sales growth in certain areas of the country and higher bad debt expense, offset, in part, by the impact of higher operating revenue, lower provisions for certain legal matters and lower product distribution revenue, which has lower margins than pest control or termite revenue.

TruGreen Segment

TruGreen ended 2012 with three key challenges: a product offering that was too narrow, operational inefficiency due to changes in key technology and lower customer counts. The Company has taken steps in the first quarter of 2013 to begin to address each of these challenges. First, the Company redesigned its core product offerings and introduced a tiered product structure, giving customers varying price points to choose from. In addition, the Company has made investments in all sales and marketing channels, including higher staffing levels, improved training programs and new sales tools. The Company also continues to invest in, and improve, its newly implemented operating systems.

Three Months Ended March 31, 2013

The TruGreen segment reported a 28.3 percent decrease in operating revenue, a $35.1 million decrease in operating income and a $34.1 million decrease in Operating Performance for the first quarter of 2013 compared to the first quarter of 2012. Revenue from residential lawn service customers, which was 81 percent of the segment’s operating revenue in the first quarter of 2013, decreased 32.5 percent compared to 2012, reflecting a 10.5 percent decline in average residential full program customer counts, inefficiencies in service delivery caused by integration issues with newly implemented technology and the unfavorable timing of production driven by a much colder and wetter first quarter than experienced a year ago. Absolute customer counts as of March 31, 2013 compared to March 31, 2012 declined 9.8 percent, driven by a decrease in new unit sales and acquisitions, offset, in part, by a 300 bps increase in the residential full program customer retention rate. The decrease in new unit sales was significantly impacted by limited options in our 2012 product offerings and the rebalancing of our sales channel mix in 2012. For the first quarter of 2013 compared to 2012, the segment’s operating revenue also reflects a $2.4 million decrease in revenue from commercial customers, offset, in part, by a $1.8 million increase in third-party revenue, primarily sales of ice melt products.

TruGreen’s Operating Performance decrease of $34.1 million for the first quarter of 2013 compared to the first quarter of 2012 primarily reflects the impact of lower operating revenue, lower labor efficiency, higher sales staffing levels, higher costs related to new information technology systems, which were recently deployed, an increase in ice melt sales, which has lower margins than core lawn services, and higher key executive transition charges.

American Home Shield Segment

Three Months Ended March 31, 2013

The American Home Shield segment, which provides home warranties and preventative maintenance contracts for household systems and appliances, reported a 9.9 percent decrease in operating revenue, a 15.3 percent decrease in operating income and a 13.6 percent decrease in Operating Performance for the first quarter of 2013 compared to the first quarter of 2012. The operating revenue results reflect a decrease due to differences between years in the timing of contract claims, offset, in part, by improved price realization and a 0.2 percent increase in average customer counts. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Absolute customer counts as of March 31, 2013 increased 0.8 percent compared to March 31, 2012 driven by an increase in new unit sales, offset, in part, by a 60 bps decrease in the customer retention rate.

American Home Shield’s Operating Performance decreased $4.3 million for the first quarter of 2013 compared to the first quarter of 2012. This decrease primarily reflects the impact of lower operating revenue and investments to drive improvements in service delivery, offset, in part, by a $3.3 million reduction in tax-related reserves, which was recorded in the first quarter of 2013, and a favorable adjustment to reserves for prior year contract claims.

American Home Shield is investing in a new operating system that is designed to improve customer relationship management capabilities and enhance our operations. The development has taken longer than anticipated, which has resulted in delays in our implementation. We expect to continue to incur capitalizable and non-capitalizable technology charges through the final implementation date but do not expect these charges to have a material impact on our financial position, results of operations or cash flows.

ServiceMaster Clean Segment

Three Months Ended March 31, 2013

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 10.9 percent increase in operating revenue, a 14.2 percent increase in operating income and a 13.6 percent increase in Operating Performance for the first quarter of 2013 compared to the first quarter of 2012. Domestic royalty fees, which were 53 percent of the segment’s operating revenue in the first quarter of 2013, increased 5.9 percent compared to 2012, primarily driven by increases in disaster restoration services. Revenue from janitorial national accounts, which was 14 percent of the segment’s operating revenue in the first quarter of 2013, increased 48.9 percent compared to 2012, driven by strong sales activity. Sales of products to franchisees, which were 8 percent of the segment’s operating revenue in the first quarter of 2013, increased 9.6 percent compared to 2012, driven by higher franchisee demand for equipment.

ServiceMaster Clean’s Operating Performance increased $1.8 million for the first quarter of 2013 compared to the first quarter of 2012. This increase primarily reflects the impact of higher operating revenue and improved efficiencies in sales labor.

Other Operations and Headquarters Segment

Three Months Ended March 31, 2013

This segment includes the franchised and Company-owned operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 3.8 percent increase in operating revenue, an 8.5 percent improvement in operating loss and a 12.2 percent improvement in Operating Performance for the first quarter of 2013 compared to the first quarter of 2012.

Merry Maids, which accounted for 92.9 percent of the segment’s operating revenue in the first quarter of 2013, reported a 3.1 percent increase in operating revenue, a $3.4 million increase in operating income and a $3.4 million increase in Operating Performance for the first quarter of 2013 compared to the first quarter of 2012. Revenue from company-owned branches, which was 73 percent of Merry Maids’ operating revenue in the first quarter of 2013, increased 3.9 percent compared to 2012, reflecting an 8.9 percent increase in average customer counts and improved price realization, offset, in part, by a decline in the frequency of services provided for existing customers. Absolute customer counts as of March 31, 2013 compared to March 31, 2012 increased 7.8 percent driven by a 250 bps increase in the customer retention rate and an increase in acquisitions, offset, in part, by a decrease in new unit sales. Royalty fees, which were 21 percent of Merry Maids’ operating revenue in the first quarter of 2013, were comparable to 2012. Sales of products to franchisees, which were 6 percent of Merry Maids’ operating revenue in the first quarter of 2013, increased 5.8 percent compared to 2012, driven by higher sales of equipment and cleaning supplies.

Merry Maids’ Operating Performance increased $3.4 million for the first quarter of 2013 compared to the first quarter of 2012. Technology costs of $4.2 million were recorded in the first quarter of 2012, which related to the abandonment of certain internally developed software. The remaining $0.8 million decrease primarily reflects higher branch labor costs and higher technology costs related to a new operating system, offset, in part, by the impact of higher operating revenue.

The Operating Performance of the Company’s headquarters functions  and SMAC increased $0.4 million for the first quarter of 2013 compared to the first quarter of 2012. This increase primarily reflects a reduction in spending in the Company’s centers of excellence and lower key executive transition charges, offset, in part, by higher expenses in our automobile, general liability and workers’ compensation insurance program.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes for the first quarter of 2013 and 2012 are as follows:

	Three months ended March 31,
(In thousands)	2013	2012
Operating loss	$(269)	$(331)
Benefit for income taxes	(104)	(129)
Operating loss, net of income taxes	(165)	(202)
Loss on sale, net of income taxes	—	(722)
Loss from discontinued operations, net of income taxes	$(165)	$(924)

There were no adjustments necessary to reconcile operating loss from discontinued operations to Operating Performance from discontinued operations for the first quarters of 2013 and 2012.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash used for operating activities from continuing operations decreased $18.8 million to $13.1 million for the first quarter of 2013 compared to $31.9 million for the first quarter of 2012.

Net cash used for operating activities for the first quarter 2013 was comprised of a $17.0 million increase in cash required for working capital and $4.7 million in cash payments related to restructuring charges, offset, in part, by $8.5 million in earnings adjusted for non-cash charges. The increase in working capital requirements for the first quarter of 2013 was driven primarily by the timing of interest payments on the 2020 Notes, incentive compensation payments related to 2012 performance and seasonal activity.

Net cash used for operating activities for the first quarter of 2012 was comprised of a $36.7 million increase in cash required for working capital, $32.3 million in cash payments for the call premium paid on the redemption of $600 million aggregate principal amount of the outstanding 2015 Notes and $3.4 million in cash payments related to restructuring charges, offset, in part, by $37.4 million in earnings adjusted for non-cash charges and $3.0 million in premiums received on issuance of the 8% 2020 Notes. The increase in working capital requirements for the first quarter of 2012 was driven primarily by seasonal activity, incentive compensation payments related to 2011 performance and the timing of interest payments on the 2015 Notes.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $26.1 million for the first quarter of 2013 compared to $44.2 million for the first quarter of 2012.

Capital expenditures decreased to $19.1 million for the first quarter of 2013 from $29.9 million for the first quarter of 2012 and included recurring capital needs and information technology projects, including a new operating system and telecommunications infrastructure at TruGreen and a new operating system at American Home Shield. The Company anticipates that capital expenditures for the full year 2013 will range from $85.0 million to $95.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology including new operating systems at TruGreen, American Home Shield and Merry Maids. The Company fulfilled its vehicle fleet needs through vehicle capital leases in 2012 and expects to fulfill its ongoing vehicle fleet needs in the same manner. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions for the first quarter of 2013 totaled $3.8 million, compared with $6.0 million for the first quarter of 2012. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at levels consistent with prior periods.

Cash flows used for notes receivable, financial investments and securities, net for the first quarter of 2013 was driven by increased investments in marketable securities at American Home Shield, offset, in part, by collections of amounts financed by SMAC. Cash flows used for notes receivable, financial investments and securities, net for the first quarter of 2012 was primarily driven by increased investments in marketable securities at American Home Shield.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $29.2 million for the first quarter of 2013 compared to $23.9 million for the first quarter of 2012.

During the first quarter of 2013, the Company made scheduled principal payments on long-term debt of $11.1 million and made payments on other long-term financing obligations of $1.7 million. Additionally, the Company borrowed an incremental $0.9 million, paid $12.2 million in original issue discount and paid debt issuance costs of $5.1 million as part of the 2013 Term Loan Facility Amendment.

During the first quarter of 2012, the Company sold $600.0 million aggregate principal amount of the 8% 2020 Notes and used the proceeds, together with available cash, to redeem $600.0 million aggregate principal amount of the outstanding 2015 Notes, made scheduled principal payments on long-term debt of $9.5 million, made payments on other long-term financing obligations of $1.7 million and paid debt issuance costs of $12.7 million related to the sale of the 8% 2020 Notes.

Liquidity

The Company is highly leveraged, and a substantial portion of the Company’s liquidity needs is due to service requirements on indebtedness incurred in connection with the Merger, all of which has been refinanced, and from funding the Company’s operations, working capital and capital expenditures. The agreements governing the Term Facilities, the 2020 Notes and the Revolving Credit Facility contain covenants that limit or restrict the ability of the Company to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2013, the Company was in compliance with the covenants under these agreements that were in effect on such date.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of March 31, 2013, the Company had $447.7 million of remaining capacity available under the Revolving Credit Facility.

Cash and Marketable Securities

Cash and short- and long-term marketable securities totaled $509.9 million as of March 31, 2013, compared with $568.5 million as of December 31, 2012. As of March 31, 2013 and December 31, 2012, $265.9 million and $243.7 million, respectively, of the cash and short- and long-term marketable securities balances were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high-quality, short-duration fixed-income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

Fleet and Equipment Financing Arrangements

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (which approximated 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of March 31, 2013, the Company’s residual value guarantees related to the leased assets totaled $17.7 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.3 million in the condensed consolidated statements of financial position.

The Company has entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows the Company to obtain fleet vehicles through a leasing program. The Company expects to fulfill substantially all of its vehicle fleet needs in 2013 through the leasing program under the Fleet Agreement. As of March 31, 2013, the Company had acquired $13.9 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. The Company has no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.  The Company anticipates that new lease financings under the Fleet Agreement for the full year 2013 will range from $45.0 million to $55.0 million.

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2013, the estimated fair value of the Company’s fuel swap contracts was a net asset of $2.8 million, and the Company had posted $4.0 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

Term Facilities

On February 22, 2013, the Company entered into the 2013 Term Loan Facility Amendment to amend the Credit Agreement primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Pursuant to the 2013 Term Loan Facility Amendment, the maturity of the outstanding Tranche A loans was extended, and such loans were converted into Tranche C loans. The maturity date for the new Tranche C loans is January 31, 2017. The interest rates applicable to the Tranche C loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves) plus 3.25 percent, with a minimum adjusted London inter-bank offered rate of 1.00 percent or (ii) an alternate base rate plus 2.25 percent, with a minimum alternate base rate of 2.00 percent. As part of the 2013 Term Loan Facility Amendment, the Company paid an original issue discount equal to 1.00 percent of the outstanding borrowings, or $12.2 million. Voluntary prepayments of borrowings under the Tranche C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, except for a 1.00 percent premium payable in connection with certain repricing transactions within the first year. As a result of the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment, the Company has, as of March 31, 2013, approximately $2.203 billion of outstanding borrowings maturing January 31, 2017, after including the unamortized portion of the original issue discount paid.

Senior Notes

In August 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $750 million aggregate principal amount of 7% 2020 Notes. In connection with the issuance of the 7% 2020 Notes, the Company entered into a registration rights agreement, pursuant to which the Company filed with the SEC a registration statement with respect to the resale of the 7% 2020 Notes, which was declared effective on April 18, 2013. The 7% 2020 Notes will mature on August 15, 2020 and bear interest at a rate of 7 percent per annum. The 2020 Notes are guaranteed on a senior unsecured basis by certain domestic subsidiaries of the Company. The Company used a majority of the proceeds from the 7% 2020 Notes to redeem the remaining $396 million aggregate principal amount of its 2015 Notes and to repay $276 million of outstanding borrowings under its Term Facilities during the third quarter of 2012.

Accounts Receivable Securitization

The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to Funding, the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of March 31, 2013, the amount of eligible receivables was approximately $39.2 million.

During the first quarter of 2013, there were no transfers of interests in the pool of trade accounts receivable to Purchasers under this arrangement. As of March 31, 2013 and December 31, 2012, the Company had $10.0 million outstanding under the arrangement and, as of March 31, 2013, had $29.2 million of remaining capacity available under the accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility scheduled to mature on October 23, 2013. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by October 23, 2013.

Limitations on Distributions and Dividends by Subsidiaries

As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including our debt service obligations. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions, as well as restrictions under the laws of their jurisdictions.

The payment of ordinary and extraordinary dividends by the Company’s subsidiaries that are regulated as an insurance, home warranty, service contract or similar company is subject to applicable state law limitations. Insurance subsidiaries and home warranty and similar subsidiaries (through which ServiceMaster conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to ServiceMaster. For example, certain states prohibit payment by these subsidiaries to ServiceMaster of dividends in excess of 10% of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $265.9 million as of March 31, 2013, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $210.9 million is held by our home warranty and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect through the end of 2013, and we expect similar limitations will be in effect in 2014. The remainder of the $265.9 million, or $55.0 million, is related to amounts that the Company’s management does not consider readily available to be used to service indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries. None of the subsidiaries of ServiceMaster are obligated to make funds available to ServiceMaster through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of March 31, 2013, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $27.6 million and $28.7 million as of March 31, 2013 and December 31, 2012, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Contractual Obligations

The 2012 Form 10-K includes disclosure of the Company’s contractual obligations and commitments as of December 31, 2012. The Company continues to make the contractually required payments, and, therefore, the 2013 obligations and commitments as listed in the 2012 Form 10-K have been reduced by the required payments. Other than the debt transactions discussed above in “Term

Facilities”, there were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report.  Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).  Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts at Bank Melli with the approval of the French financial regulator (applying European Union law) during the period covered by this report.  Bank Melli is an Iranian bank designated under Executive Order No. 13382.  We have no knowledge of or control over the activities of SPIE or its subsidiaries.  CD&R has informed us that during the period covered by this report, the SPIE subsidiary used the accounts to make two tax payments to the Government of Iran, withdrew cash to pay various administrative expenses, and received a transfer of funds from a vendor.  The total volume of these transactions in the SPIE subsidiary’s accounts at Bank Melli, excluding transfers between those accounts, during the period covered by this report was the equivalent of less than $200,000 at the Iranian Central Bank’s official exchange rate.  CD&R has informed us that SPIE and its subsidiaries obtained no revenue or profit from these transactions, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”), that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli or the Government of Iran in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; commodities trends; growth strategies or expectations; expanding our commercial services; expectations for American Home Shield’s and Merry Maids’ new operating systems, which are currently under development, and TruGreen’s new operating system, which was recently deployed; capital expenditures and requirements, including for American Home Shield’s, TruGreen’s and Merry Maids’ new operating systems; plans for equipping TruGreen’s sales associates with handheld technology to make the sales process more efficient and effective; human resources, finance and other outsourcing and insourcing arrangements; customer retention; the continuation of acquisitions; fuel prices; impairment charges related to goodwill and intangible assets; estimates of future amortization expense for intangible assets; attraction and retention of key personnel, including attracting a new CEO; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home warranty claims; estimates of future payments under operating and capital leases; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; continuation of tuck-in acquisitions; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in Item 1A — Risk Factors in Part I of the 2012 Form 10-K and in “Risk Factors” in the Company’s Form S-4 filed on April 16, 2013, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•                  our ability to successfully implement our strategy for TruGreen, including the redesign of TruGreen’s product mix and the re-balancing of its sales mix and marketing program and the deployment of TruGreen’s new mobility technology;

•                  changes in the source and intensity of competition in our market segments;

•                  our ability to attract and retain key personnel, including attracting a new CEO;

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

•                  increases in operating costs, such as higher insurance premiums, self-insurance costs, labor expense and compensation and benefits costs, including, without limitation, costs related to the comprehensive health care reform law enacted in 2010;

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

•                  a failure of any insurance company that provides insurance or reinsurance to us or of third-party contract partners, including counterparties to our fuel and interest rate swaps;

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

•                  risks associated with acquisitions or other strategic transactions, including, without limitation, acquired liabilities, retaining customers from businesses acquired, achieving expected synergies from acquired businesses and difficulties in integrating acquired businesses or implementing strategic transactions generally, in addition to risks associated with international acquisition transactions or joint ventures;

•                  risks associated with dispositions, for example, post-closing claims being made against us, post-closing purchase price adjustments (including, without limitation, items related to working capital), disruption to our other businesses during the disposition process or thereafter; credit risks associated with any buyer of such disposed businesses and our ability to collect funds due from any such buyer related to seller financings, licensing arrangements, transition services arrangements or surety bond guarantees;

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

•                  significant disruptions, terminations or substandard performance of our outsourced services, including possible breaches by third-party vendors of their agreements with us;

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

•                  costs and timing of implementation of upgrades to our information technology systems, including the completion of American Home Shield’s, TruGreen’s and Merry Maids’ new operating systems (certain aspects of which are related to customer relationship management and mobility technology) and the information technology initiatives for our human resources and other corporate functions, which are intended to: enhance customer service; protect against theft of customer and corporate sensitive information; comply with industry standards; and minimize disruptions in the Company’s operations and centers of excellence; and

•                  other factors described in this report and from time to time in documents that we file with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swap contracts. The Company does not enter into these contracts for trading or speculative purposes. In the Company’s opinion, the market risk associated with debt obligations and other significant instruments as of March 31, 2013 has not materially changed from December 31, 2012 (see Item 7A of the 2012 Form 10-K).

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 20 million gallons of fuel on an annual basis. A ten percent change in fuel prices would result in a change of approximately $6.8 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2013, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $32.3 million, maturing through 2014. The estimated fair value of these contracts as of March 31, 2013 was a net asset of $2.8 million. These fuel swap contracts provide a fixed price for approximately 60 percent and 10 percent of the Company’s estimated fuel usage for the remainder of 2013 and 2014, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s Interim Chief Executive Officer, John Krenicki, Jr., and ServiceMaster’s Senior Vice President and Interim Chief Financial Officer (“CFO”), David W. Martin, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Messrs. Krenicki and Martin have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

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
10.1

Severance Agreement dated as of January 15, 2013, between the Company and David Alexander is incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-14762).

10.2

Form of Employee Performance Restricted Stock Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-14762.)

10.3

Amendment No. 2 to the Credit Agreement, dated as of February 22, 2013, among The ServiceMaster Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2013 (File No. 001-14762.)

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

Date: May 15, 2013

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ David W. Martin
David W. Martin
Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer