Form 10-Q
period 2013-06-30
SERVICEMASTER CO
filed 2013-08-14
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At August 14, 2013, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three months ended June 30,
	2013	2012
Operating Revenue	$938,662	$962,165

Operating Costs and Expenses:
Cost of services rendered and products sold	551,308	532,954
Selling and administrative expenses	263,743	241,929
Amortization expense	13,893	17,802
Goodwill and trade name impairment	673,253	67,700
Restructuring charges	298	5,026
Total operating costs and expenses	1,502,495	865,411

Operating (Loss) Income	(563,833)	96,754

Non-operating Expense (Income):
Interest expense	63,463	59,700
Interest and net investment income	(1,749)	(1,396)
Other expense	141	177

(Loss) Income from Continuing Operations before Income Taxes	(625,688)	38,273
(Benefit) Provision for income taxes	(115,747)	16,028
Equity in losses of joint venture	(60)	(111)

(Loss) Income from Continuing Operations	(510,001)	22,134

(Loss) income from discontinued operations, net of income taxes	(231)	838
Net (Loss) Income	$(510,232)	$22,972

Total Comprehensive (Loss) Income	$(514,030)	$22,414

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Operating Revenue	$1,546,769	$1,616,854

Operating Costs and Expenses:
Cost of services rendered and products sold	924,483	919,542
Selling and administrative expenses	461,326	433,299
Amortization expense	27,828	35,791
Goodwill and trade name impairment	673,253	67,700
Restructuring charges	3,575	9,016
Total operating costs and expenses	2,090,465	1,465,348

Operating (Loss) Income	(543,696)	151,506

Non-operating Expense (Income):
Interest expense	123,698	124,514
Interest and net investment income	(4,168)	(4,038)
Loss on extinguishment of debt	—	39,193
Other expense	287	351

Loss from Continuing Operations before Income Taxes	(663,513)	(8,514)
Benefit for income taxes	(130,682)	(1,653)
Equity in losses of joint venture	(114)	(111)

Loss from Continuing Operations	(532,945)	(6,972)

Loss from discontinued operations, net of income taxes	(396)	(86)
Net Loss	$(533,341)	$(7,058)

Total Comprehensive Loss	$(534,307)	$(364)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position (Unaudited)

(In thousands, except share data)

	As of June 30, 2013	As of December 31, 2012

Assets:
Current Assets:
Cash and cash equivalents	$385,034	$422,745
Marketable securities	33,649	19,347
Receivables, less allowances of $31,890 and $21,347, respectively	484,082	403,705
Inventories	59,434	56,562
Prepaid expenses and other assets	101,454	37,344
Deferred customer acquisition costs	56,890	33,921
Deferred taxes	110,214	107,499
Total Current Assets	1,230,757	1,081,123
Property and Equipment:
At cost	693,319	633,582
Less: accumulated depreciation	(334,995)	(293,534)
Net Property and Equipment	358,324	340,048

Other Assets:
Goodwill	1,998,686	2,412,251
Intangible assets, primarily trade names, service marks and trademarks, net	2,093,091	2,373,469
Notes receivable	33,462	22,419
Long-term marketable securities	126,312	126,456
Other assets	23,007	10,197
Debt issuance costs	45,599	44,951
Total Assets	$5,909,238	$6,410,914

Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$127,849	$86,710
Accrued liabilities:
Payroll and related expenses	81,233	78,188
Self-insured claims and related expenses	100,444	83,035
Accrued interest payable	52,243	54,156
Other	67,092	58,994
Deferred revenue	562,611	483,897
Liabilities of discontinued operations	640	905
Current portion of long-term debt	57,227	52,214
Total Current Liabilities	1,049,339	898,099

Long-Term Debt	3,905,624	3,909,039

Other Long-Term Liabilities:
Deferred taxes	804,029	934,271
Other long-term obligations, primarily self-insured claims	128,446	114,855
Total Other Long-Term Liabilities	932,475	1,049,126

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,473,246	1,471,789
Retained deficit	(1,457,046)	(923,705)
Accumulated other comprehensive income	5,600	6,566
Total Shareholder’s Equity	21,800	554,650
Total Liabilities and Shareholder’s Equity	$5,909,238	$6,410,914

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Cash and Cash Equivalents at Beginning of Period	$422,745	$328,930

Cash Flows from Operating Activities from Continuing Operations:
Net Loss	(533,341)	(7,058)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	396	86
Equity in losses of joint venture	114	111
Depreciation expense	46,194	37,756
Amortization expense	27,828	35,791
Amortization of debt issuance costs	4,929	6,528
Loss on extinguishment of debt	—	39,193
Call premium paid on retirement of debt	—	(32,250)
Premium received on issuance of debt	—	3,000
Deferred income tax benefit	(133,774)	(3,787)
Stock-based compensation expense	1,457	3,458
Goodwill and trade name impairment	673,253	67,700
Restructuring charges	3,575	9,016
Cash payments related to restructuring charges	(5,945)	(7,326)
Change in working capital, net of acquisitions:
Current income taxes	(7,980)	(4,612)
Receivables	(77,096)	(79,724)
Inventories and other current assets	(77,373)	(61,944)
Accounts payable	45,132	38,204
Deferred revenue	78,606	52,344
Accrued liabilities	34,155	(18,470)
Other, net	(785)	16,576
Net Cash Provided from Operating Activities from Continuing Operations	79,345	94,592

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(38,832)	(48,362)
Sale of equipment and other assets	894	434
Other business acquisitions, net of cash acquired	(5,592)	(11,495)
Notes receivable, financial investments and securities, net	(17,959)	(14,613)
Notes receivable from affiliate	(10,250)	—
Net Cash Used for Investing Activities from Continuing Operations	(71,739)	(74,036)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	855	600,000
Payments of debt	(27,484)	(633,045)
Discount paid on issuance of debt	(12,200)	—
Debt issuance costs paid	(5,577)	(12,700)
Net Cash Used for Financing Activities from Continuing Operations	(44,406)	(45,745)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(911)	(238)
Cash used for investing activities:
Proceeds from sale of businesses	—	(3,549)
Net Cash Used for Discontinued Operations	(911)	(3,787)

Cash Decrease During the Period	(37,711)	(28,976)

Cash and Cash Equivalents at End of Period	$385,034	$299,954

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

The Company has franchise agreements in its Terminix, TruGreen, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of annual consolidated operating revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or license. These initial franchise or license fees are pre-established, fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $20.6 million and $16.8 million for the three months ended June 30, 2013 and 2012, respectively, and $38.7 million and $33.6 million for the six months ended June 30, 2013 and 2012, respectively. Consolidated operating loss from continuing operations was $563.8 million for the three months ended June 30, 2013 compared to consolidated operating income from continuing operations of $96.8 million for the three months ended June 30, 2012. Consolidated operating loss from continuing operations was $543.7 million for the six months ended June 30, 2013 compared to consolidated operating income from continuing operations of $151.5 million for the six months ended June 30, 2012. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $562.6 million and $483.9 million of deferred revenue as of June 30, 2013 and December 31, 2012, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $56.9 million and $33.9 million as of June 30, 2013 and December 31, 2012, respectively.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists” to eliminate the diversity in practice associated with the presentation of unrecognized tax benefits in instances where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the effects that this guidance will have on its condensed consolidated financial statements.

Note 3. Restructuring Charges

The Company incurred restructuring charges of $0.3 million ($0.2 million, net of tax) and $5.0 million ($3.1 million, net of tax) for the three months ended June 30, 2013 and 2012, respectively, and $3.6 million ($2.2 million, net of tax) and $9.0 million ($5.5 million, net of tax) for the six months ended June 30, 2013 and 2012, respectively. Restructuring charges were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Terminix branch optimization (1)	$12	$697	$962	$2,817
TruGreen reorganization and restructuring (2)	82	149	406	820
ServiceMaster Clean reorganization (3)	129	467	299	467
Centers of excellence initiative(4)	75	3,713	1,908	4,912
Total restructuring charges	$298	$5,026	$3,575	$9,016

(1)                                 For the three months ended June 30, 2013, these charges included severance costs. For the six months ended June 30, 2013, these charges included severance costs of $0.1 million and lease termination costs of $0.9 million. For the three and six months ended June 30, 2012, these charges included lease termination costs.

(2)                                 For the three and six months ended June 30, 2013 and the three months ended June 30, 2012, these charges included severance costs. For the six months ended June 30, 2012, these charges included severance costs of $0.3 million and lease termination costs of $0.5 million.

(3)                                For the three and six months ended June 30, 2013 and 2012, these charges included severance costs.

(4)                                Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide company-wide administrative services for our operations that we refer to as “centers of excellence.” For the three months ended June 30, 2013, these charges included severance and other costs. For the three months ended June 30, 2012, these charges included professional fees of $0.7 million and severance and other costs of $3.0 million. For the six months ended June 30, 2013 and 2012, these charges included professional fees of $1.5 million and $1.4 million, respectively, and severance and other costs of $0.4 million and $3.5 million, respectively.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations and comprehensive income (loss).

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2012	$4,542
Costs incurred	3,575
Costs paid or otherwise settled	(5,945)
Balance as of June 30, 2013	$2,172

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (which approximated 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of June 30, 2013, the Company’s residual value guarantees related to the leased assets totaled $15.4 million for which the Company has recorded a liability for the estimated fair value of these guarantees of $0.2 million in the condensed consolidated statements of financial position.

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

(In thousands)	Accrued Self-insured Claims, Net
Balance as of December 31, 2012	$103,825
Provision for self-insured claims	31,105
Cash payments	(24,415)
Balance as of June 30, 2013	$110,515

(In thousands)	Accrued Self-insured Claims, Net
Balance as of December 31, 2011	$108,082
Provision for self-insured claims	19,515
Cash payments	(18,921)
Balance as of June 30, 2012	$108,676

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

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. Based on the circumstances discussed below, interim impairment assessments for TruGreen’s goodwill and indefinite-lived trade name were conducted for the quarter ended June 30, 2013. Based on the interim impairment assessment, the results of operations for the three and six months ended June 30, 2013 include a non-cash goodwill impairment charge of $417.5 million to reduce the carrying value of TruGreen’s goodwill to its estimated fair value of zero as of June 30, 2013. As of the date of this filing, the second step of the goodwill impairment test has not been finalized due to the complexities involved in determining the implied fair value of goodwill. The amount recorded in the second quarter of 2013 is the Company’s current estimate of the total goodwill impairment charge. A further adjustment, which may reflect a decrease to the estimate recorded in the second quarter of 2013, may be recorded in the third quarter of 2013 when the impairment analysis has been finalized. The results of operations for the three and six months ended June 30, 2013 also include a non-cash trade name impairment charge of $255.8 million to reduce the carrying value of the TruGreen trade name to its estimated fair value of $351.0 million as of June 30, 2013. The results of operations for the three and six months ended June 30, 2012 include a non-cash trade name impairment charge of $67.7 million to reduce the carrying value of the TruGreen trade name to its then estimated fair value.

Goodwill Impairment

Based on the revenue and operating results of TruGreen in the first six months of 2013 and the outlook for the remainder of 2013 and future years, the Company concluded there was an impairment indicator requiring an interim goodwill impairment assessment for TruGreen as of June 30, 2013. The Company estimated that the implied fair value of goodwill as of such date was less than the carrying value for TruGreen by $417.5 million, which was recorded as a non-cash goodwill impairment charge in the second quarter of 2013. As of June 30, 2013, there was no goodwill remaining at TruGreen.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company typically determines the fair value of a reporting unit using a combination of a discounted cash flow (“DCF”) analysis, a market-based comparable approach and a market-based transaction approach. However, due to the significant decline in TruGreen’s performance over the trailing 12 month period and the outlook for the remainder of 2013 and future years, the market-based comparable and market-based transaction approaches were determined to no longer provide a meaningful measure of fair value and were excluded from the interim impairment analysis performed in the second quarter of 2013. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, terminal growth rates, and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for TruGreen were based on the Company’s most recent forecast for 2013 and the Company’s projections for future years, which were based on estimated revenue growth rates and profit margins. The discount rate used in the DCF analysis was intended to reflect the risks inherent in the future cash flows of TruGreen. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value based on the first step analysis, as was the case in TruGreen’s second quarter 2013 interim test, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. As noted above, the second step of the goodwill impairment test is not complete for TruGreen. The second step analysis is more complex and requires more data and analysis than the first step and as a result consumes more time. The Company has recorded its current estimate of TruGreen’s goodwill impairment charge based on information available as of the date of this filing and will finalize the amount of this charge in the third quarter of 2013.

The goodwill impairment charge recorded in the second quarter of 2013 was primarily attributable to a decline in forecasted 2013 and future cash flows at TruGreen over a defined projection period as of June 30, 2013 compared to the projections used in the last annual impairment assessment performed on October 1, 2012. The changes in projected cash flows at TruGreen arose in part from the business challenges at TruGreen described in “Segment Review—TruGreen Segment” in Management’s Discussion and Analysis below. Although the Company projected future improvement in cash flows at TruGreen as a part of its June 30, 2013 impairment analysis, total cash flows and projected growth in those cash flows were lower than those projected at the time TruGreen was last tested for impairment in October 2012. The long-term growth rates used in the impairment tests at June 30, 2013 and October 1, 2012 were the same and were in line with historical U.S. gross domestic product growth rates. The discount rate used in the June 30, 2013 impairment test was 100 basis points (“bps”) lower than the discount rate used in the October 1, 2012 impairment test for TruGreen.

The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the last analysis in 2012.

Trade Name Impairment

Based on the revenue results at TruGreen in the first six months of 2013 and a lower revenue outlook for the remainder of 2013 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2013.

The impairment test for intangible assets not subject to amortization (other than goodwill) involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates and hypothetical royalty rates, estimating the amount and timing of future revenue attributable to the trade names over a defined projection period and identification of appropriate long-term revenue growth rate assumptions after the defined projection period. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

As a result of the aforementioned impairment indicators, the Company performed an impairment analysis on its indefinite-lived intangible asset related to TruGreen’s trade name to determine the fair value as of June 30, 2013. Based on the lower projected revenue for TruGreen as discussed above, the Company determined the estimated fair value attributable to the TruGreen trade name was less than its carrying value by $255.8 million, which was recorded as a trade name impairment in the second quarter of 2013.

The impairment charge in the second quarter of 2013 was primarily attributable to a decrease in the assumed royalty rate and a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2013 compared to the royalty rate and projections used in the last annual impairment assessment performed on October 1, 2012. The decrease in the assumed royalty rate was due to lower current and projected earnings as a percent of revenue as compared to the last annual impairment test. Although the Company projected future growth in revenue at TruGreen as part of its June 30, 2013 impairment analysis, total projected revenue was lower than the revenue projected at the time the trade name was last tested for impairment in October 2012. The long-term revenue growth rates used in the impairment tests at June 30, 2013 and October 1, 2012 were the same and were in line with historical U.S. gross domestic product growth rates. The discount rate used in the June 30, 2013 impairment test was 100 bps lower than the discount rate used in the October 1, 2012 impairment test for the TruGreen trade name. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the last analysis. Had the Company used a discount rate in assessing the impairment of its TruGreen trade name that was 100 bps higher (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $57.4 million in the second quarter of 2013.

As a result of the trade name impairment recorded in the second quarter of 2013, the carrying value of the TruGreen trade name was adjusted to its estimated fair value as of June 30, 2013. Any further decline in the estimated fair value of this trade name will result in additional trade name impairment. It is possible that such impairment, if required, could be material and may need to be recorded prior to the fourth quarter of 2013 (i.e., during the third quarter) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance as of December 31, 2012	$1,458,490	$417,069	$347,480	$135,769	$53,443	$2,412,251
Impairment charge	—	(417,453)	—	—	—	(417,453)
Acquisitions	3,323	681	—	—	713	4,717
Other(1)	(44)	(297)	(5)	(364)	(119)	(829)
Balance as of June 30, 2013	$1,461,769	$—	$347,475	$135,405	$54,037	$1,998,686

(1)                                 Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

Accumulated impairment losses as of June 30, 2013 and December 31, 2012 were $1.208 billion and $790.2 million, respectively, and related entirely to the TruGreen reporting unit.

The table below summarizes the other intangible asset balances for continuing operations:

	As of June 30, 2013			As of December 31, 2012
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$1,959,000	$—	$1,959,000	$2,214,800	$—	$2,214,800
Customer relationships	698,581	(614,768)	83,813	697,264	(592,724)	104,540
Franchise agreements	88,000	(51,380)	36,620	88,000	(48,649)	39,351
Other	61,433	(47,775)	13,658	59,117	(44,339)	14,778
Total	$2,807,014	$(713,923)	$2,093,091	$3,059,181	$(685,712)	$2,373,469

(1)                                Not subject to amortization. Includes a non-cash impairment charge of $255.8 million recorded in the six months ended June 30, 2013 to reduce the carrying value of the TruGreen trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets.

Note 6. Stock-Based Compensation

For the three months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense of $0.2 million ($0.1 million, net of tax) and $1.8 million ($1.1 million, net of tax), respectively. For the six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense of $1.5 million ($0.9 million, net of tax) and $3.5 million ($2.1 million, net of tax), respectively. As of June 30, 2013, there was $8.3 million of total unrecognized compensation costs related to non-vested stock options and restricted share units granted by Holdings under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the “MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.4 years.

Note 7. Comprehensive Income

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the activity in other comprehensive income (loss), net of the related tax effects.

	Six months ended June 30, 2013
(In thousands)	Unrealized Losses on Derivatives	Unrealized Gains on Available-for- Sale Securities	Foreign Currency Translation	Total
Beginning accumulated other comprehensive (loss) income	$(2,029)	$5,295	$3,300	$6,566
Other comprehensive (loss) income before reclassifications	(182)	982	(2,808)	(2,008)
Amounts reclassified from accumulated other comprehensive income (loss)	1,696	(654)	—	1,042
Net current-period other comprehensive income (loss)	1,514	328	(2,808)	(966)
Ending accumulated other comprehensive (loss) income	$(515)	$5,623	$492	$5,600

	Six months ended June 30, 2012
(In thousands)	Unrealized Losses on Derivatives	Unrealized Gains on Available-for- Sale Securities	Foreign Currency Translation	Total
Beginning accumulated other comprehensive (loss) income	$(14,268)	$4,330	$3,726	$(6,212)
Other comprehensive (loss) income before reclassifications	(2,593)	1,456	(240)	(1,377)
Amounts reclassified from accumulated other comprehensive income (loss)	8,632	(561)	—	8,071
Net current-period other comprehensive income (loss)	6,039	895	(240)	6,694
Ending accumulated other comprehensive (loss) income	$(8,229)	$5,225	$3,486	$482

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amount Reclassified from Accumulated Other Comprehensive Income
(In thousands)	As of June 30, 2013	As of June 30, 2012	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Location
(Gains) losses on derivatives:
Fuel swap contracts	$(1,082)	$(1,134)	Cost of services rendered and products sold
Interest rate swap contracts	3,797	14,665	Interest expense
Net losses on derivatives	2,715	13,531
Impact of income taxes	1,019	4,899	Provision (Benefit) for income taxes
Total reclassifications related to derivatives	$1,696	$8,632

Gains on available-for-sale securities	$(1,072)	$(890)	Interest and net investment income
Impact of income taxes	(418)	(329)	Provision (Benefit) for income taxes
Total reclassifications related to securities	$(654)	$(561)

Total reclassifications for the period	$1,042	$8,071

Note 8. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Six months ended June 30,
(In thousands)	2013	2012
Cash paid for or (received from):
Interest expense	$117,119	$125,607
Interest and dividend income	(2,289)	(2,575)
Income taxes, net of refunds	11,027	6,766

The Company acquired $31.8 million and $27.7 million of property and equipment through capital leases and other non-cash financing transactions in the six months ended June 30, 2013 and 2012, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 9. Receivable Sales

The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of June 30, 2013, the amount of eligible receivables was approximately $46.4 million.

During the six months ended June 30, 2013, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of June 30, 2013 and December 31, 2012, the Company had $10.0 million outstanding under the arrangement and, as of June 30, 2013, had $36.4 million of remaining capacity available under the accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility scheduled to mature on October 23, 2013. The Company has recorded its obligation to repay the Purchasers for their interest in the pool of receivables within the current portion of long-term debt on the condensed consolidated statements of financial position. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the Purchasers’ pooled commercial paper rate (0.19 percent as of June 30, 2013). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by October 23, 2013.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of June 30, 2013 and December 31, 2012, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities as of June 30, 2013 and December 31, 2012 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, June 30, 2013:
Debt securities	$112,259	$3,811	$(807)	$115,263
Equity securities	38,643	6,514	(459)	44,698
Total securities	$150,902	$10,325	$(1,266)	$159,961

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December, 31, 2012:
Debt securities	$99,071	$5,773	$(20)	$104,824
Equity securities	38,786	3,809	(1,616)	40,979
Total securities	$137,857	$9,582	$(1,636)	$145,803

The portion of unrealized losses which had been in a loss position for more than one year was $0.4 million and $1.5 million as of June 30, 2013 and December 31, 2012, respectively. The aggregate fair value of the investments with unrealized losses was $37.5 million and $13.1 million as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, $277.5 million and $243.7 million, respectively, of the cash and short- and long-term marketable securities balance were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts, although not necessarily subject to third-party restrictions, are identified as being potentially unavailable to be paid to the Company by its subsidiaries. There are third-party restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at The ServiceMaster Acceptance Company Limited Partnership (“SMAC”). As of June 30, 2013, the total net assets subject to these third-party restrictions was $162.7 million. American Home Shield’s investment portfolio has been invested in a combination of high-quality, short-duration fixed-income securities and equities.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Proceeds from sale of securities	$2,332	$5,251	$5,844	$7,730
Gross realized gains, pre-tax	341	493	842	879
Gross realized gains, net of tax	207	304	513	542
Gross realized losses, pre-tax	—	(20)	—	(20)
Gross realized losses, net of tax	—	(12)	—	(12)

Note 11. Long-Term Debt

Long-term debt as of June 30, 2013 and December 31, 2012 is summarized in the following table:

(In thousands)	As of June 30, 2013	As of December 31, 2012
Senior secured term loan facility maturing in 2014 (Tranche A)	$—	$1,219,145
Senior secured term loan facility maturing in 2017 (Tranche B)	995,705	1,000,741
Senior secured term loan facility maturing in 2017 (Tranche C) (1)	1,202,738	—
7.00% senior notes maturing in 2020	750,000	750,000
8.00% senior notes maturing in 2020(2)	602,601	602,750
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(3)	70,363	69,400
7.45% notes maturing in 2027(3)	157,229	155,894
7.25% notes maturing in 2038(3)	62,654	62,250
Vehicle capital leases(4)	62,600	37,837
Other	58,961	63,236
Less current portion	(57,227)	(52,214)
Total long-term debt	$3,905,624	$3,909,039

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

(3)                               The increase in the balance from December 31, 2012 to June 30, 2013 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)                               The Company has entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows the Company to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent.

Interest rate swap agreements in effect as of June 30, 2013 are as follows:

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

On February 22, 2013, the Company entered into the 2013 Term Loan Facility Amendment to amend the credit agreement governing the Term Loan Facility (the “Credit Agreement”) primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Pursuant to the 2013 Term Loan Facility Amendment, the maturity of the outstanding Tranche A loans was extended, and such loans were converted into a new tranche of term loans in an aggregate principal amount, along with new loans extended by certain new lenders, of $1.220 billion (the “Tranche C loans”). The maturity date for the new Tranche C loans is January 31, 2017. The interest rates applicable to the Tranche C loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves) plus 3.25 percent, with a minimum adjusted London inter-bank offered rate of 1.00 percent or (ii) an alternate base rate plus 2.25 percent, with a minimum alternate base rate of 2.00 percent. As part of the 2013 Term Loan Facility Amendment, the Company paid an original issue discount equal to 1.00 percent of the outstanding borrowings, or $12.2 million. Voluntary prepayments of borrowings under the Tranche C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, except for a 1.00 percent premium payable in connection with certain repricing transactions within the first year. As a result of the amendment entered into in August 2012 (the “2012 Term Loan Facility Amendment”) and the 2013 Term Loan Facility Amendment, the Company has, as of June 30, 2013, approximately $2.198 billion of outstanding borrowings maturing January 31, 2017, after including the unamortized portion of the original issue discount paid.

Note 12. Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses noted in the 2012 Form 10-K.

The operating results of discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Operating loss	$(377)	$(277)	$(646)	$(608)
Benefit for income taxes	(146)	(106)	(250)	(235)
Operating loss, net of income taxes	(231)	(171)	(396)	(373)
Gain on sale, net of income taxes	—	1,009	—	287
(Loss) income from discontinued operations, net of income taxes	$(231)	$838	$(396)	$(86)

The table below summarizes the activity for the six months ended June 30, 2013 for the remaining liabilities of previously sold businesses. The remaining obligations primarily relate to self-insurance claims and related costs. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2012	Cash Payments or Other	Expense (Income)	As of June 30, 2013
Remaining liabilities of discontinued operations:
TruGreen LandCare	$415	$(514)	$353	$254
InStar	352	(70)	(8)	274
Other	138	(77)	51	112
Total liabilities of discontinued operations	$905	$(661)	$396	$640

Note 13. Income Taxes

As of June 30, 2013 and December 31, 2012, the Company had $8.5 million and $8.3 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $0.7 million during the next 12 months.

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

The effective tax rate on (loss) income from continuing operations was 18.5 percent for the three months ended June 30, 2013 compared to 41.9 percent for the three months ended June 30, 2012. The change in the effective tax rate was primarily attributable to the impairment of permanently nondeductible goodwill in the amount of $279.7 million. The effective tax rate on (loss) income from discontinued operations was 38.7 percent for the three months ended June 30, 2013 compared to 38.3 percent for the three months ended June 30, 2012.

The effective tax rate on loss from continuing operations was 19.7 percent for the six months ended June 30, 2013 compared to 19.4 percent for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was affected by the impairment of permanently nondeductible goodwill. The effective tax rate for the six months ended June 30, 2012 was affected by the impairment of the TruGreen trade name and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods. The effective tax rate on (loss) income from discontinued operations was 38.7 percent for each of the six month periods ended June 30, 2013 and 2012.

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

Segment information for continuing operations is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Operating Revenue:
Terminix	$364,920	$347,245	$678,328	$658,664
TruGreen	307,646	351,372	401,647	482,483
American Home Shield	206,025	208,394	349,340	367,439
ServiceMaster Clean	36,296	32,409	71,710	64,354
Other Operations and Headquarters	23,775	22,745	45,744	43,914
Total Operating Revenue	$938,662	$962,165	$1,546,769	$1,616,854
Operating Income (Loss):(1),(2),(3)
Terminix	$80,077	$68,438	$148,776	$137,508
TruGreen	(663,457)	8,791	(712,899)	(5,531)
American Home Shield	43,858	40,556	67,418	68,384
ServiceMaster Clean	15,486	10,537	29,500	22,813
Other Operations and Headquarters	(39,797)	(31,568)	(76,491)	(71,668)
Total Operating (Loss) Income	$(563,833)	$96,754	$(543,696)	$151,506

(1)                               Presented below is a reconciliation of segment operating (loss) income to (loss) income from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Total Segment Operating (Loss) Income	$(563,833)	$96,754	$(543,696)	$151,506
Non-operating Expense (Income):
Interest expense	63,463	59,700	123,698	124,514
Interest and net investment income	(1,749)	(1,396)	(4,168)	(4,038)
Loss on extinguishment of debt	—	—	—	39,193
Other expense	141	177	287	351
(Loss) Income from Continuing Operations before Income Taxes	$(625,688)	$38,273	$(663,513)	$(8,514)

(2)                             As described in Note 5, includes, as a result of the Company’s impairment testing of goodwill and indefinite-lived intangible assets, pre-tax non-cash impairment charges of $673.3 million recorded in the three months ended June 2013 to reduce the carrying value of TruGreen’s goodwill and trade name and $67.7 million recorded in the three months ended June 30, 2012 to reduce the carrying value of the TruGreen trade name.

(3)                             Includes restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at ServiceMaster Clean and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters. Presented below is a summary of restructuring charges by segment:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Restructuring charges:
Terminix	$12	$697	$962	$2,817
TruGreen	82	149	406	820
ServiceMaster Clean	129	467	299	467
Other Operations and Headquarters	75	3,713	1,908	4,912
Total restructuring charges	$298	$5,026	$3,575	$9,016

Note 15. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees of $1.6 million and $3.1 million in each of the three and six month periods ended June 30, 2013 and 2012, respectively, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. There were no additional fees incurred in each of the three and six month periods ended June 30, 2013 and 2012. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R’s election.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that own shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings, and, effective January 1, 2012, the annual consulting fee payable to BAS was reduced to $0.25 million. The Company pays annual consulting fees of $0.5 million, $0.25 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded aggregate consulting fees related to these agreements of $0.25 million and $0.5 million in each of the three and six month periods ended June 30, 2013 and 2012, respectively, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

On April 19, 2013, the Company entered into a revolving promissory note with Holdings with a maximum borrowing capacity of $25.0 million that is scheduled to mature on April 18, 2018. Amounts outstanding under this agreement shall bear interest at the rate of 5.0 percent per annum. As of June 30, 2013, Holdings had borrowed $10.3 million under this note.

Note 16. Fair Value Measurements

The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive loss on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income (loss) if the decline in value is other than temporary. The carrying amount of total debt was $3.963 billion and $3.961 billion and the estimated fair value was $3.911 billion and $4.018 billion as of June 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2013 and December 31, 2012.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the six month periods ended June 30, 2013 and 2012.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		As of June 30, 2013
			Estimated Fair Value Measurements
(In thousands)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$11,424	$11,424	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	148,537	60,714	87,823	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	722	—	—	722
Noncurrent	Other assets	44	—	—	44
Total financial assets		$160,727	$72,138	$87,823	$766

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$449	$—	$—	$449
Noncurrent	Other long-term obligations, primarily self-insured claims	373	—	—	373
Interest rate swap contracts	Other accrued liabilities	1,317	—	1,317	—
Total financial liabilities		$2,139	$—	$1,317	$822

		As of December 31, 2012
			Estimated Fair Value Measurements
(In thousands)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$11,987	$11,987	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	133,816	45,152	88,664	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	1,957	—	—	1,957
Total financial assets		$147,760	$57,139	$88,664	$1,957

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$113	$—	$—	$113
Interest rate swap contracts	Other accrued liabilities	7,349	—	7,349	—
Total financial liabilities		$7,462	$—	$7,349	$113

The carrying amount and estimated fair value of the Company’s assets that were recorded at fair value on a nonrecurring basis as of June 30, 2013 are as follows:

		As of June 30, 2013
			Estimated Fair Value Measurements
(In thousands)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

TruGreen Trade Name(1)	Intangible assets, primarily trade names, service marks and trademarks, net	$351,000	$—	$—	$351,000
TruGreen Goodwill(2)	Goodwill	—	—	—	—

(1)         In the second quarter of 2013, we recognized a non-cash impairment charge of $255.8 million to reduce the carrying value of the TruGreen trade name to its fair value of $351.0 million as a result of our interim impairment testing of indefinite-lived intangible assets. See Note 5 for further information regarding the factors that led to the completion of the interim impairment analysis along with a description of the methodology, assumptions and significant unobservable inputs used to estimate the fair value of the TruGreen trade name.

(2)         In the second quarter of 2013, we recognized a non-cash impairment charge of $417.5 million to reduce the carrying value of TruGreen’s goodwill to its implied fair value of zero as a result of our interim goodwill impairment testing. See Note 5 for further information regarding the factors that led to the initiation of the interim impairment analysis along with a description of the methodology, assumptions and significant unobservable inputs used to estimate the fair value of TruGreen’s goodwill.  As of the date of this filing, the second step of the goodwill impairment test has not been finalized due to the complexities involved in determining the implied fair value of goodwill. The amount recorded in the second quarter of 2013 is the Company’s current estimate of the total goodwill impairment charge. A further adjustment, which may reflect a decrease to the estimate recorded in the second quarter of 2013, may be recorded in the third quarter of 2013 when the impairment analysis has been finalized.

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2012	$1,844
Total gains (realized and unrealized)
Included in earnings	1,082
Included in accumulated other comprehensive income	(1,900)
Settlements, net	(1,082)
Balance as of June 30, 2013	$(56)

(In thousands)	Fuel Swap Contract (Liabilities) Assets
Balance as of December 31, 2011	$(733)
Total gains (realized and unrealized)
Included in earnings	1,134
Included in accumulated other comprehensive income	(1,244)
Settlements, net	(1,134)
Balance as of June 30, 2012	$(1,977)

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments as of June 30, 2013 and December 31, 2012:

Item	Fair Value as of June 30, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$(56)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.26-$3.63	$3.46
			Forward Diesel Price per Gallon(1)	$3.75-$3.86	$3.82

Item	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$1,844	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.36-$3.73	$3.55
			Forward Diesel Price per Gallon(1)	$3.88-$3.96	$3.90

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

The effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) and accumulated other comprehensive income on the condensed consolidated statements of financial position is presented as follows:

(In thousands)

Derivatives designated as Cash Flow Hedge	Effective Portion of (Loss) Gain Recognized in Accumulated Other Comprehensive Income	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Location of Gain (Loss)
Relationships	Six months ended June 30, 2013		included in Earnings

Fuel swap contracts	$(1,900)	$1,082	Cost of services rendered and products sold
Interest rate swap contracts	$3,698	$(3,797)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of (Loss) Gain Recognized in Accumulated Other Comprehensive Income	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Location of Gain (Loss)
Relationships	Six months ended June 30, 2012		included in Earnings

Fuel swap contracts	$(1,244)	$1,134	Cost of services rendered and products sold
Interest rate swap contracts	$11,011	$(14,665)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the six months ended June 30, 2013. As of June 30, 2013, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $48.7 million, maturing through 2014. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2013, the Company had posted $2.5 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s senior secured revolving credit facility (the “Revolving Credit Facility”). As of June 30, 2013, the Company had interest rate swap contracts to pay fixed rates for interest on long-term debt with an aggregate notional amount of $730.0 million, maturing through 2013.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swap contracts. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $0.6 million, net of tax, as of June 30, 2013. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Three Months Ended June 30, 2013 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$712,043	$243,568	$(16,949)	$938,662

Operating Costs and Expenses:
Cost of services rendered and products sold	—	449,835	118,188	(16,715)	551,308
Selling and administrative expenses	4,364	157,334	102,151	(106)	263,743
Amortization expense	—	13,306	587	—	13,893
Goodwill and trade name impairment	—	667,990	5,263	—	673,253
Restructuring charges	—	221	77	—	298
Total operating costs and expenses	4,364	1,288,686	226,266	(16,821)	1,502,495

Operating (Loss) Income	(4,364)	(576,643)	17,302	(128)	(563,833)

Non-operating Expense (Income):
Interest expense	29,216	34,022	225	—	63,463
Interest and net investment (income) loss	(2,114)	6,461	(5,968)	(128)	(1,749)
Other expense	—	—	141	—	141

(Loss) Income from Continuing Operations before Income Taxes	(31,466)	(617,126)	22,904	—	(625,688)
(Benefit) provision for income taxes	(22,242)	(125,799)	32,294	—	(115,747)
Equity in losses of joint venture	—	—	(60)	—	(60)

Loss from Continuing Operations	(9,224)	(491,327)	(9,450)	—	(510,001)

Loss from discontinued operations, net of income taxes	—	(211)	(20)	—	(231)
Equity in earnings of subsidiaries (net of tax)	(501,008)	(6,537)	—	507,545	—
Net Loss	$(510,232)	$(498,075)	$(9,470)	$507,545	$(510,232)

Total Comprehensive Loss	$(514,030)	$(500,674)	$(12,623)	$513,297	$(514,030)

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Six Months Ended June 30, 2013 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,165,996	$412,938	$(32,165)	$1,546,769

Operating Costs and Expenses:
Cost of services rendered and products sold	—	760,786	195,366	(31,669)	924,483
Selling and administrative expenses	7,735	262,480	191,323	(212)	461,326
Amortization expense	—	26,611	1,217	—	27,828
Goodwill and trade name impairment	—	667,990	5,263	—	673,253
Restructuring charges	—	1,688	1,887	—	3,575
Total operating costs and expenses	7,735	1,719,555	395,056	(31,881)	2,090,465

Operating (Loss) Income	(7,735)	(553,559)	17,882	(284)	(543,696)

Non-operating Expense (Income):
Interest expense (income)	55,499	68,344	(145)	—	123,698
Interest and net investment (income) loss	(2,203)	6,461	(8,142)	(284)	(4,168)
Other expense	—	—	287	—	287

(Loss) Income from Continuing Operations before Income Taxes	(61,031)	(628,364)	25,882	—	(663,513)
(Benefit) provision for income taxes	(25,121)	(150,886)	45,325	—	(130,682)
Equity in losses of joint venture	—	—	(114)	—	(114)

Loss from Continuing Operations	(35,910)	(477,478)	(19,557)	—	(532,945)

Loss from discontinued operations, net of income taxes	—	(356)	(40)	—	(396)
Equity in earnings of subsidiaries (net of tax)	(497,431)	(14,882)	—	512,313	—
Net Loss	$(533,341)	$(492,716)	$(19,597)	$512,313	$(533,341)

Total Comprehensive Loss	$(534,307)	$(493,298)	$(22,067)	$515,365	$(534,307)

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of June 30, 2013

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$255,292	$16,830	$112,912	$—	$385,034
Marketable securities	—	—	33,649	—	33,649
Receivables	1,772	181,478	520,343	(219,511)	484,082
Inventories	—	56,832	2,602	—	59,434
Prepaid expenses and other assets	19,164	61,778	27,320	(6,808)	101,454
Deferred customer acquisition costs	—	41,194	15,696	—	56,890
Deferred taxes	42,143	67,680	391	—	110,214
Total Current Assets	318,371	425,792	712,913	(226,319)	1,230,757
Property and Equipment:
At cost	—	487,461	205,858	—	693,319
Less: accumulated depreciation	—	(242,483)	(92,512)	—	(334,995)
Net Property and Equipment	—	244,978	113,346	—	358,324

Other Assets:
Goodwill	—	1,648,070	350,616	—	1,998,686
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,354,955	738,136	—	2,093,091
Notes receivable	2,030,197	7	31,090	(2,027,832)	33,462
Long-term marketable securities	11,424	—	114,888	—	126,312
Investments in and advances to subsidiaries	1,785,546	1,113,165	—	(2,898,711)	—
Other assets	34,155	11,957	10,330	(33,435)	23,007
Debt issuance costs	45,562	—	37	—	45,599
Total Assets	$4,225,255	$4,798,924	$2,071,356	$(5,186,297)	$5,909,238

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$803	$78,616	$48,430	$—	$127,849
Accrued liabilities:
Payroll and related expenses	1,762	35,870	43,601	—	81,233
Self-insured claims and related expenses	—	26,758	73,686	—	100,444
Accrued interest payable	52,449	—	37	(243)	52,243
Other	2,706	29,977	40,974	(6,565)	67,092
Deferred revenue	—	189,913	372,698	—	562,611
Liabilities of discontinued operations	—	528	112	—	640
Current portion of long-term debt	103,969	25,699	147,070	(219,511)	57,227
Total Current Liabilities	161,689	387,361	726,608	(226,319)	1,049,339

Long-Term Debt	3,819,032	2,060,086	54,338	(2,027,832)	3,905,624

Other Long-Term Liabilities:
Deferred taxes	—	581,847	255,617	(33,435)	804,029
Intercompany payable	201,959	—	373,607	(575,566)	—
Other long-term obligations, primarily self insured claims	20,775	13,447	94,224	—	128,446
Total Other Long-Term Liabilities	222,734	595,294	723,448	(609,001)	932,475

Shareholder’s Equity	21,800	1,756,183	566,962	(2,323,145)	21,800

Total Liabilities and Shareholder’s Equity	$4,225,255	$4,798,924	$2,071,356	$(5,186,297)	$5,909,238

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of December 31, 2012

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$316,528	$13,842	$92,375	$—	$422,745
Marketable securities	—	—	19,347	—	19,347
Receivables	1,164	116,778	476,620	(190,857)	403,705
Inventories	—	54,313	2,249	—	56,562
Prepaid expenses and other assets	6,597	10,272	21,810	(1,335)	37,344
Deferred customer acquisition costs	—	19,010	14,911	—	33,921
Deferred taxes	38,140	66,129	3,230	—	107,499
Total Current Assets	362,429	280,344	630,542	(192,192)	1,081,123
Property and Equipment:
At cost	—	440,107	193,475	—	633,582
Less: accumulated depreciation	—	(209,044)	(84,490)	—	(293,534)
Net Property and Equipment	—	231,063	108,985	—	340,048

Other Assets:
Goodwill	—	2,055,779	356,472	—	2,412,251
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,634,145	739,324	—	2,373,469
Notes receivable	2,005,485	23	30,343	(2,013,432)	22,419
Long-term marketable securities	11,987	—	114,469	—	126,456
Investments in and advances to subsidiaries	2,098,929	630,029	—	(2,728,958)	—
Other assets	47,947	1,435	7,984	(47,169)	10,197
Debt issuance costs	44,850	—	101	—	44,951
Total Assets	$4,571,627	$4,832,818	$1,988,220	$(4,981,751)	$6,410,914

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$156	$41,011	$45,543	$—	$86,710
Accrued liabilities:
Payroll and related expenses	1,709	41,861	34,618	—	78,188
Self-insured claims and related expenses	—	20,180	62,855	—	83,035
Accrued interest payable	54,008	350	38	(240)	54,156
Other	8,355	26,377	25,357	(1,095)	58,994
Deferred revenue	—	135,074	348,823	—	483,897
Liabilities of discontinued operations	—	767	138	—	905
Current portion of long-term debt	93,989	20,287	128,795	(190,857)	52,214
Total Current Liabilities	158,217	285,907	646,167	(192,192)	898,099

Long-Term Debt	3,837,872	2,044,238	40,361	(2,013,432)	3,909,039

Other Long-Term Liabilities:
Deferred taxes	—	715,794	265,646	(47,169)	934,271
Intercompany payable	—	—	445,489	(445,489)	—
Other long-term obligations, primarily self insured claims	20,888	1,243	92,724	—	114,855
Total Other Long-Term Liabilities	20,888	717,037	803,859	(492,658)	1,049,126

Shareholder’s Equity	554,650	1,785,636	497,833	(2,283,469)	554,650

Total Liabilities and Shareholder’s Equity	$4,571,627	$4,832,818	$1,988,220	$(4,981,751)	$6,410,914

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2013

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$316,528	$13,842	$92,375	$—	$422,745

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(18,784)	88,583	33,042	(23,496)	79,345

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(22,728)	(16,104)	—	(38,832)
Sale of equipment and other assets	—	876	18	—	894
Other business acquisitions, net of cash acquired	—	(5,592)	—	—	(5,592)
Notes receivable, financial investments and securities, net	—	750	(18,709)	—	(17,959)
Notes receivable from affiliate	(10,250)	—	—	—	(10,250)
Net Cash Used for Investing Activities from Continuing Operations	(10,250)	(26,694)	(34,795)	—	(71,739)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	855	—	—	—	855
Payments of debt	(14,606)	(12,077)	(801)	—	(27,484)
Discount paid on issuance of debt	(12,200)	—	—	—	(12,200)
Debt issuance costs paid	(5,577)	—	—	—	(5,577)
Shareholders’ dividends	—	(11,748)	(11,748)	23,496	—
Net intercompany advances	(674)	(34,256)	34,930	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(32,202)	(58,081)	22,381	23,496	(44,406)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(820)	(91)	—	(911)
Net Cash Used for Discontinued Operations	—	(820)	(91)	—	(911)

Cash (Decrease) Increase During the Period	(61,236)	2,988	20,537	—	(37,711)

Cash and Cash Equivalents at End of Period	$255,292	$16,830	$112,912	$—	$385,034

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Harry J. Mullany III, our former Chief Executive Officer (“CEO”), resigned from the Company effective April 12, 2013. John Krenicki, Jr., the Chairman of the board of directors of Holdings, served as Interim CEO until June 17, 2013, when Robert J. Gillette was elected to serve as CEO of ServiceMaster.

Results of Operations

The Company reported operating revenue of $938.7 million and $962.2 million for the second quarter of 2013 and 2012, respectively, and $1.547 billion and $1.617 billion for the six months ended June 30, 2013 and 2012, respectively. The operating revenue decrease was driven by the results of our business units as described in our “Segment Review.”

Operating loss was $563.8 million for the second quarter of 2013 compared to operating income of $96.8 million for the second quarter of 2012. Operating loss was $543.7 million for the six months ended June 30, 2013 compared to operating income of $151.5 million for the six months ended June 30, 2012. Loss from continuing operations before income taxes was $625.7 million for the second quarter of 2013 compared to income from continuing operating before income taxes of $38.3 million for the second quarter of 2012. Loss from continuing operations before income taxes was $663.5 million and $8.5 million for the six months ended June 30, 2013 and 2012, respectively.

The decrease in income from continuing operations before income taxes primarily reflects the net effect of year over year changes in the following items:

(In thousands)	Three Months Ended June 30, 2013 Compared to June 30, 2012	Six Months Ended June 30, 2013 Compared to June 30, 2012
Non-cash goodwill and trade name impairment(1)	$(605,553)	$(605,553)
Loss on extinguishment of debt(2)	—	39,193
Restructuring charges(3)	4,728	5,441
Interest expense(4)	(3,763)	816
Non-cash stock-based compensation expense(5)	1,598	2,001
Segment results(6)	(61,250)	(96,470)
Other	279	(427)
	$(663,961)	$(654,999)

(1)                                 Represents the increase in pre-tax non-cash impairment charges recorded in the three and six months ended June 30, 2013 and 2012, respectively, to reduce the carrying values of TruGreen’s goodwill and trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further details.

(2)                                 Represents the loss on extinguishment of debt recorded in the six months ended June 30, 2012 related to the redemption of $600 million aggregate principal amount of the outstanding 10.75 percent senior notes due 2015 (the “2015 Notes”).

(3)                                 Represents the net decrease in restructuring charges related primarily to the net impact of a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of field leadership at ServiceMaster Clean, and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters. See Note 3 to the condensed consolidated financial statements for further details.

(4)                                 Represents the increase in interest expense during the three months ended June 30, 2013 as compared to 2012 as a result of increases in our weighted average interest rate and average long-term debt balance. Represents the decrease in interest expense during the six months ended June 30, 2013 as compared to 2012 as a result of decreases in our weighted average interest rate, offset, in part, by an increase in our average long-term debt balance.

(5)                                 Represents the decrease in stock-based compensation related primarily to increased forfeitures of non-vested stock-based awards due to departures of key employees, including Harry J. Mullany III, our former CEO.

(6)                                 Represents the decrease in segment operating performance as described in our “Segment Review.” Includes key executive transition charges of $6.4 million and $7.0 million recorded in the three and six months ended June 30, 2013, respectively, which included recruiting costs and a signing bonus related to the hiring of Robert J. Gillette, our new CEO, separation charges related to the resignation of Harry J Mullany III, our former CEO, and recruiting costs and signing bonuses related to the hiring of other key executives. Also includes key executive transition charges of $0.8 million and $1.4 million recorded in the three and six months ended June 30, 2012, respectively, which primarily included separation charges related to the retirement of the former President of ServiceMaster Clean, a $2.5 million impairment of licensed intellectual property at Terminix recorded in the three and six months ended June 30, 2012 and technology related costs of $4.2 million recorded in the six months ended June 30, 2012, which related to the abandonment of certain internally developed software at Merry Maids.

Operating and Non-Operating Expenses

Cost of Services Rendered and Products Sold

The Company reported cost of services rendered and products sold of $551.3 million for the second quarter of 2013 compared to $533.0 million for the second quarter of 2012. As a percentage of operating revenue, these costs increased to 58.7 percent for the second quarter of 2013 from 55.4 percent for the second quarter of 2012. This percentage increase primarily reflects reduced leverage due to the decline in operating revenue; lower labor, chemical and vehicle efficiency and higher bad debt expense at TruGreen; and higher expenses in our automobile, general liability and workers’ compensation insurance program, offset, in part, by a $2.5 million impairment of licensed intellectual property at Terminix recorded in the second quarter of 2012 for which there was no similar impairment recorded in the second quarter of 2013.

The Company reported cost of services rendered and products sold of $924.5 million for the six months ended June 30, 2013 compared to $919.5 million for the six months ended June 30, 2012. As a percentage of operating revenue, these costs increased to 59.8 percent for the six months ended June 30, 2013 from 56.9 percent for the six months ended June 30, 2012. This percentage increase primarily reflects reduced leverage due to the decline in operating revenue; lower labor, chemical and vehicle efficiency and higher bad debt expense at TruGreen; and higher expenses in our automobile, general liability and workers’ compensation insurance program, offset, in part, by a favorable adjustment to reserves for prior year contract claims at American Home Shield; and a $2.5 million impairment of licensed intellectual property at Terminix and a $4.2 million impairment of certain internally developed software at Merry Maids recorded in the first six months of 2012 for which there were no similar impairments recorded in the first six months of 2013.

Selling and Administrative Expenses

The Company reported selling and administrative expenses of $263.7 million for the second quarter of 2013 compared to $241.9 million for the second quarter of 2012. As a percentage of operating revenue, these costs increased to 28.1 percent for the second quarter of 2013 from 25.1 percent for the second quarter of 2012. This percentage increase primarily reflects reduced leverage due to the decline in operating revenue; higher sales labor, increased investments in sales tools and higher costs associated with leadership changes at TruGreen; investments to drive improvements in service delivery at American Home Shield; and higher key executive transition charges; offset, in part, by a reduction in tax-related reserves at American Home Shield.

The Company reported selling and administrative expenses of $461.3 million for the six months ended June 30, 2013 compared to $433.3 million for the six months ended June 30, 2012. As a percentage of operating revenue, these costs increased to 29.8 percent for the six months ended June 30, 2013 from 26.8 percent for the six months ended June 30, 2012. This percentage increase primarily reflects reduced leverage due to the decline in operating revenue; higher sales labor, increased investments in sales tools, higher costs associated with leadership changes and higher costs related to new information technology systems at TruGreen; investments to drive improvements in service delivery at American Home Shield; and higher key executive transition charges; offset, in part, by a reduction in tax-related reserves at American Home Shield.

Amortization Expense

Amortization expense was $13.9 million and $17.8 million for the second quarter of 2013 and 2012, respectively, and $27.8 million and $35.8 million for the six months ended June 30, 2013 and 2012, respectively. The decreases are a result of certain finite-lived intangible assets recorded in connection with the Merger being fully amortized.

Goodwill and Trade Name Impairments

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. Based on the circumstances discussed below, interim impairment assessments for TruGreen’s goodwill and indefinite-lived trade name were conducted for the quarter ended June 30, 2013. Based on the interim impairment assessment, the results of operations for the three and six months ended June 30, 2013 include a non-cash goodwill impairment charge of $417.5 million to reduce the carrying value of TruGreen’s goodwill to its estimated fair value of zero as of June 30, 2013. As of the date of this filing, the second step of the goodwill impairment test has not been finalized due to the complexities involved in determining the implied fair value of goodwill. The amount recorded in the second quarter of 2013 is the Company’s current estimate of the total goodwill impairment charge. A further adjustment, which may reflect a decrease to the estimate recorded in the second quarter of 2013, may be recorded in the third quarter of 2013 when the impairment analysis has been finalized. The results of operations for the three and six months ended June 30, 2013 also include a non-cash trade name impairment charge of $255.8 million to reduce the carrying value of the TruGreen trade name to its estimated fair value of $351.0 million as June 30, 2013. The results of operations for the three and six months ended June 30, 2012 include a non-cash trade name impairment charge of $67.7 million to reduce the carrying value of the TruGreen trade name to its then estimated fair value.

Goodwill Impairment

Based on the revenue and operating results of TruGreen in the first six months of 2013 and the outlook for the remainder of 2013 and future years, the Company concluded there was an impairment indicator requiring an interim goodwill impairment assessment for TruGreen as of June 30, 2013. The Company estimated that the implied fair value of goodwill as of such date was less than the carrying value for TruGreen by $417.5 million, which was recorded as a non-cash goodwill impairment charge in the second quarter of 2013. As of June 30, 2013, there was no goodwill remaining at TruGreen.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company typically determines the fair value of a reporting unit using a combination of a DCF analysis, a market-based comparable approach and a market-based transaction approach. However, due to the significant decline in TruGreen’s performance over the trailing 12 month period and the outlook for the remainder of 2013 and future years, the market-based comparable and market-based transaction approaches were determined to no longer provide a meaningful measure of fair value and were excluded from the interim impairment analysis performed in the second quarter of 2013. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, terminal growth rates, and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for TruGreen were based on the Company’s most recent forecast for 2013 and the Company’s projections for future years, which were based on estimated revenue growth rates and profit margins. The discount rate used in the DCF analysis was intended to reflect the risks inherent in the future cash flows of TruGreen. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value based on the first step analysis, as was the case in TruGreen’s second quarter 2013 interim test, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. As noted above, the second step of the goodwill impairment test is not complete for TruGreen. The second step analysis is more complex and requires more data and analysis than the first step and as a result consumes more time. The Company has recorded its current estimate of TruGreen’s goodwill impairment charge based on information available as of the date of this filing and will finalize the amount of this charge in the third quarter of 2013.

The goodwill impairment charge recorded in the second quarter of 2013 was primarily attributable to a decline in forecasted 2013 and future cash flows at TruGreen over a defined projection period as of June 30, 2013 compared to the projections used in the last annual impairment assessment performed on October 1, 2012. The changes in projected cash flows at TruGreen arose in part from the business challenges at TruGreen described in “Segment Review—TruGreen Segment” in Management’s Discussion and Analysis below. Although the Company projected future improvement in cash flows at TruGreen as a part of its June 30, 2013 impairment analysis, total cash flows and projected growth in those cash flows were lower than those projected at the time TruGreen was last tested for impairment in October 2012. The long-term growth rates used in the impairment tests at June 30, 2013 and October 1, 2012 were the same and were in line with historical U.S. gross domestic product growth rates. The discount rate used in the June 30, 2013 impairment test was 100 bps lower than the discount rate used in the October 1, 2012 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the last analysis in 2012.

Trade Name Impairment

Based on the revenue results at TruGreen in the first six months of 2013 and a lower revenue outlook for the remainder of 2013 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2013.

The impairment test for intangible assets not subject to amortization (other than goodwill) involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates and hypothetical royalty rates, estimating the amount and timing of future revenue attributable to the trade names over a defined projection period and identification of appropriate long-term revenue growth rate assumptions after the defined projection period. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

As a result of the aforementioned impairment indicators, the Company performed an impairment analysis on its indefinite-lived intangible asset related to TruGreen’s trade name to determine the fair value as of June 30, 2013. Based on the lower projected revenue for TruGreen as discussed above, the Company determined the estimated fair value attributable to the TruGreen trade name was less than its carrying value by $255.8 million, which was recorded as a trade name impairment in the second quarter of 2013.

The impairment charge in the second quarter of 2013 was primarily attributable to a decrease in the assumed royalty rate and a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2013 compared to the royalty rate and projections used in the last annual impairment assessment performed on October 1, 2012. The decrease in the assumed royalty rate was due to lower current and projected earnings as a percent of revenue as compared to the last annual impairment test. Although the Company projected future growth in revenue at TruGreen as part of its June 30, 2013 impairment analysis, total projected revenue was lower than the revenue projected at the time the trade name was last tested for impairment in October 2012. The long-term revenue growth rates used in the impairment tests at June 30, 2013 and October 1, 2012 were the same and were in line with historical U.S. gross domestic product growth rates. The discount rate used in the June 30, 2013 impairment test was 100 bps lower than the discount rate used in the October 1, 2012 impairment test for the TruGreen trade name. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the last analysis. Had the Company used a discount rate in assessing the impairment of its TruGreen trade name that was 100 bps higher (holding all other assumptions unchanged), the Company would have recorded an additional impairment charge of approximately $57.4 million in the second quarter of 2013.

As a result of the trade name impairment recorded in the second quarter of 2013, the carrying value of the TruGreen trade name was adjusted to its estimated fair value as of June 30, 2013. Any further decline in the estimated fair value of this trade name will result in additional trade name impairment. It is possible that such impairment, if required, could be material and may need to be recorded prior to the fourth quarter of 2013 (i.e., during the third quarter) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

Restructuring Charges

The Company incurred restructuring charges of $0.3 million and $5.0 million for the second quarter of 2013 and 2012, respectively, and $3.6 million and $9.0 million for the six months ended June 30, 2013 and 2012, respectively. Restructuring charges were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Terminix branch optimization(1)	$12	$697	$962	$2,817
TruGreen reorganization and restructuring(2)	82	149	406	820
ServiceMaster Clean reorganization(3)	129	467	299	467
Centers of excellence initiative(4)	75	3,713	1,908	4,912
Total restructuring charges	$298	$5,026	$3,575	$9,016

(1)                                 For the three months ended June 30, 2013, these charges included severance costs. For the six months ended June 30, 2013, these charges included severance costs of $0.1 million and lease termination costs of $0.9 million. For the three and six months ended June 30, 2012, these charges included lease termination costs.

(2)                                 For the three and six months ended June 30, 2013 and the three months ended June 30, 2012, these charges included severance costs. For the six months ended June 30, 2012, these charges included severance costs of $0.3 million and lease termination costs of $0.5 million.

(3)                                 For the three and six months ended June 30, 2013 and 2012, these charges included severance costs.

(4)                                Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide company-wide administrative services for our operations that we refer to as “centers of excellence.” For the three months ended June 30, 2013, these charges included severance and other costs. For the three months ended June 30, 2012, these charges included professional fees of $0.7 million and severance and other costs of $3.0 million. For the six months ended June 30, 2013 and 2012, these charges included professional fees of $1.5 million and $1.4 million, respectively, and severance and other costs of $0.4 million and $3.5 million, respectively.

Non-Operating Expense

Non-operating expense totaled $61.9 million and $58.5 million for the second quarter of 2013 and 2012, respectively. This increase is primarily due to a $3.8 million increase in interest expense as a result of an increase in our weighted-average interest rate and average long-term debt balance.

Non-operating expense totaled $119.8 million and $160.0 million for the six months ended June 30, 2013 and 2012, respectively. This decrease is primarily due to a $39.2 million loss on extinguishment of debt recorded in the six months ended June 30, 2012 related to the redemption of $600 million aggregate principal amount of the outstanding 2015 Notes and a $0.8 million decrease in interest expense as a result of a decrease in our weighted average interest rate, offset, in part, by an increase in our average long-term debt balance. Interest and net investment income was comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Realized gains(1)	$1,328	$1,404	$2,682	$2,750
Deferred compensation trust(2)	100	(296)	864	754
Other(3)	321	288	622	534
Interest and net investment income	$1,749	$1,396	$4,168	$4,038

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

Income Taxes

The effective tax rate on (loss) income from continuing operations was 18.5 percent for the second quarter of 2013 compared to 41.9 percent for the second quarter of 2012. The change in the effective tax rate was primarily attributable to the impairment of permanently nondeductible goodwill in the amount of $279.7 million.

The effective tax rate on loss from continuing operations was 19.7 percent for the six months ended June 30, 2013 compared to 19.4 percent for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was affected by the impairment of permanently nondeductible goodwill. The effective tax rate for the six months ended June 30, 2012 was affected by the impairment of the TruGreen trade name and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Net (Loss) Income

Net loss for the second quarter of 2013 was $510.2 million compared to net income for the second quarter of 2012 of $23.0 million. The $533.2 million decrease was driven by a $664.0 million decrease in income from continuing operations before income taxes and a $1.1 million increase in loss from discontinued operations, net of income taxes, partially offset by a $131.8 million increase in benefit for income taxes.

Net loss for the six months ended June 30, 2013 and 2012 was $533.3 million and $7.1 million, respectively. The $526.3 million decrease was driven by a $655.0 million decrease in income from continuing operations before income taxes and a $0.3 million increase in loss from discontinued operations, net of income taxes, partially offset by a $129.0 million increase in benefit for income taxes.

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

	Key Performance Indicators as of June 30,
	2013	2012
Terminix—
(Reduction) Growth in Pest Control Customers	(0.4)%	4.1%
Pest Control Customer Retention Rate	79.3%	79.9%
Reduction in Termite Customers	(2.2)%	(1.4)%
Termite Customer Retention Rate	85.6%	86.0%
TruGreen —
Reduction in Full Program Accounts	(5.0)%	(13.8)%
Customer Retention Rate	70.6%	67.4%
American Home Shield—
Growth in Home Warranties and Preventative Maintenance Contracts	2.1%	0.2%
Customer Retention Rate	74.0%	74.6%

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

•      Operating Performance does not include purchase accounting and non-cash stock based compensation expense; the latter of which may cause the overall compensation cost of the business to be understated; and

•      Operating Performance does not include restructuring charges and management and consulting fees, the exclusion of which may cause the operating expenses of the business to be understated.

Operating Revenues and Operating Performance by operating segment are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Operating Revenue:
Terminix	$364,920	$347,245	$678,328	$658,664
TruGreen	307,646	351,372	401,647	482,483
American Home Shield	206,025	208,394	349,340	367,439
ServiceMaster Clean	36,296	32,409	71,710	64,354
Other Operations and Headquarters	23,775	22,745	45,744	43,914
Total Operating Revenue	$938,662	$962,165	$1,546,769	$1,616,854

Operating Performance:
Terminix	$98,231	$89,234	$186,078	$179,673
TruGreen	22,427	88,186	(14,665)	85,144
American Home Shield	47,191	44,258	74,092	75,409
ServiceMaster Clean	16,831	12,263	32,192	25,789
Other Operations and Headquarters	(33,762)	(21,773)	(61,293)	(53,141)
Total Operating Performance	$150,918	$212,168	$216,404	$312,874

Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations	$(377)	$(277)	$(646)	$(608)

The following table presents reconciliations of operating income (loss) to Adjusted EBITDA and Operating Performance for the periods presented.

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Three Months Ended June 30, 2013
Operating income (loss)(1)	$80,077	$(663,457)	$43,858	$15,486	$(39,797)	$(563,833)
Depreciation and amortization expense	18,142	12,549	2,005	1,216	3,545	37,457
EBITDA	98,219	(650,908)	45,863	16,702	(36,252)	(526,376)
Interest and net investment income(2)	—	—	1,328	—	421	1,749
Non-cash goodwill and trade name impairment(3)	—	673,253	—	—	—	673,253
Adjusted EBITDA	98,219	22,345	47,191	16,702	(35,831)	148,626
Non-cash stock-based compensation expense	—	—	—	—	182	182
Restructuring charges(4)	12	82	—	129	75	298
Management and consulting fees(5)	—	—	—	—	1,812	1,812
Operating Performance	$98,231	$22,427	$47,191	$16,831	$(33,762)	$150,918
Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(377)	$(377)

Three Months Ended June 30, 2012
Operating income (loss)(1)	$68,438	$8,791	$40,556	$10,537	$(31,568)	$96,754
Depreciation and amortization expense	20,103	11,548	2,298	1,259	2,498	37,706
EBITDA	88,541	20,339	42,854	11,796	(29,070)	134,460
Interest and net investment income (loss)(2)	—	—	1,404	—	(8)	1,396
Non-cash trade name impairment(3)	—	67,700	—	—	—	67,700
Adjusted EBITDA	88,541	88,039	44,258	11,796	(29,078)	203,556
Non-cash stock-based compensation expense	—	—	—	—	1,780	1,780
Non-cash credits attributable to purchase accounting(7)	(4)	(2)	—	—	—	(6)
Restructuring charges(4)	697	149	—	467	3,713	5,026
Management and consulting fees(5)	—	—	—	—	1,812	1,812
Operating Performance	$89,234	$88,186	$44,258	$12,263	$(21,773)	$212,168
Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(277)	$(277)

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Six Months Ended June 30, 2013
Operating income (loss)(1)	$148,776	$(712,899)	$67,418	$29,500	$(76,491)	$(543,696)
Depreciation and amortization expense	36,340	24,575	3,992	2,393	6,722	74,022
EBITDA	185,116	(688,324)	71,410	31,893	(69,769)	(469,674)
Interest and net investment income(2)	—	—	2,682	—	1,486	4,168
Non-cash goodwill and trade name impairment(3)	—	673,253	—	—	—	673,253
Adjusted EBITDA	185,116	(15,071)	74,092	31,893	(68,283)	207,747
Non-cash stock-based compensation expense	—	—	—	—	1,457	1,457
Restructuring charges(4)	962	406	—	299	1,908	3,575
Management and consulting fees(5)	—	—	—	—	3,625	3,625
Operating Performance	$186,078	$(14,665)	$74,092	$32,192	$(61,293)	$216,404
Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(646)	$(646)

Six Months Ended June 30, 2012
Operating income (loss)(1)	$137,508	$(5,531)	$68,384	$22,813	$(71,668)	$151,506
Depreciation and amortization expense	39,356	22,163	4,275	2,509	5,244	73,547
EBITDA	176,864	16,632	72,659	25,322	(66,424)	225,053
Interest and net investment income(2)	—	—	2,750	—	1,288	4,038
Non-cash trade name impairment(3)	—	67,700	—	—	—	67,700
Adjusted EBITDA	176,864	84,332	75,409	25,322	(65,136)	296,791
Non-cash stock-based compensation expense	—	—	—	—	3,458	3,458
Non-cash credits attributable to purchase accounting(7)	(8)	(8)	—	—	—	(16)
Restructuring charges(4)	2,817	820	—	467	4,912	9,016
Management and consulting fees(5)	—	—	—	—	3,625	3,625
Operating Performance	$179,673	$85,144	$75,409	$25,789	$(53,141)	$312,874
Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(608)	$(608)

(1)                                 Presented below is a reconciliation of total segment operating (loss) income to net (loss) income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Total Segment Operating (Loss) Income	$(563,833)	$96,754	$(543,696)	$151,506
Non-operating Expense (Income):
Interest expense	63,463	59,700	123,698	124,514
Interest and net investment income	(1,749)	(1,396)	(4,168)	(4,038)
Loss on extinguishment of debt	—	—	—	39,193
Other expense	141	177	287	351
(Loss) Income from Continuing Operations before Income Taxes	(625,688)	38,273	(663,513)	(8,514)
(Benefit) provision for income taxes	(115,747)	16,028	(130,682)	(1,653)
Equity in losses of joint venture	(60)	(111)	(114)	(111)
(Loss) Income from Continuing Operations	(510,001)	22,134	(532,945)	(6,972)
(Loss) income from discontinued operations, net of income taxes	(231)	838	(396)	(86)
Net (Loss) Income	$(510,232)	$22,972	$(533,341)	$(7,058)

(2)                                Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $277.5 million as of June 30, 2013. American Home Shield interest and net investment income was $1.3 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and $2.7 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively. The balance of interest and net investment income primarily relates to (i) investment income (loss) from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income (loss) from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                               Represents pre-tax non-cash impairment charges recorded in the three and six months ended June 30, 2013 and 2012, respectively, to reduce the carrying values of TruGreen’s goodwill and trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further details.

(4)                               Represents restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, reorganization of leadership at ServiceMaster Clean and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters.

(5)                                 Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

(6)                                There are no adjustments necessary to reconcile operating loss from discontinued operations to Operating Performance from discontinued operations for the three and six months ended June 30, 2013 and 2012.

(7)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

Terminix Segment

Three Months Ended June 30, 2013

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 5.1 percent increase in operating revenue, a 17.0 percent increase in operating income and a 10.1 percent increase in Operating Performance for the second quarter of 2013 compared to the second quarter of 2012. Pest control revenue, which was 50 percent of the segment’s operating revenue in the second quarter of 2013, increased 3.9 percent compared to 2012, reflecting improved price realization, offset, in part, by a 0.6 percent decrease in average customer counts. Absolute pest control customer counts as of June 30, 2013 compared to June 30, 2012 decreased 0.4 percent, driven by a 60 bps decrease in the customer retention rate and a decrease in new unit sales and acquisitions. Termite revenue, which was 44 percent of the segment’s operating revenue in the second quarter of 2013, increased 6.7 percent compared to 2012. Termite renewal revenue comprised 49 percent of total termite revenue, while the remainder consisted of termite new unit sales. The increase in termite revenue reflects improved price realization and the favorable timing of renewal revenue. Absolute termite renewal customer counts as of June 30, 2013 compared to June 30, 2012 declined 2.2 percent driven by a 40 bps decrease in the customer retention rate and a decrease in new unit sales, offset, in part, by an increase in acquisitions.

Terminix’s Operating Performance increased $9.0 million for the second quarter of 2013 compared to the second quarter of 2012. A $2.5 million impairment of licensed intellectual property was recorded in the second quarter of 2012. The remaining $6.5 million increase primarily reflects the impact of higher operating revenue and a reduction in incentive compensation expense, offset, in part, by higher bad debt expense.

Six Months Ended June 30, 2013

The Terminix segment reported a 3.0 percent increase in operating revenue, an 8.2 percent increase in operating income and a 3.6 percent increase in Operating Performance for the first six months of 2013 compared to the first six months of 2012. Pest control revenue, which was 53 percent of the segment’s operating revenue in the first six months of 2013, increased 4.4 percent compared to 2012, reflecting improved price realization. Absolute pest control customer counts as of June 30, 2013 compared to June 30, 2012 decreased 0.4 percent, driven by a 60 basis points decrease in the customer retention rate and a decrease in new unit sales and acquisitions. Termite revenue, which was 42 percent of the segment’s operating revenue in the first six months of 2013, increased 1.8 percent compared to 2012. Termite renewal revenue comprised 54 percent of total termite revenue, while the remainder consisted of termite new unit sales. The increase in termite revenue reflects improved price realization and the favorable timing of renewal revenue, offset, in part, by a 1.8 percent decrease in average customer counts. Absolute termite renewal customer counts as of June 30, 2013 compared to June 30, 2012 declined 2.2 percent driven by a 40 bps decrease in the customer retention rate and a decrease in new unit sales, offset, in part, by an increase in acquisitions.

Terminix’s Operating Performance increased $6.4 million for the first six months of 2013 compared to the first six months of 2012. A $2.5 million impairment of licensed intellectual property was recorded in the first six months of 2012. The remaining $3.9 million increase primarily reflects the impact of higher operating revenue and lower product distribution revenue, which has lower margins than pest or termite revenue, offset, in part, by higher bad debt expense.

TruGreen Segment

TruGreen ended 2012 with three key challenges: lower customer counts, a product offering that was too narrow and operational inefficiency due to changes in key technology. The Company has taken steps in the first six months of 2013 to begin to address each of these challenges. First, the Company has made investments in all sales and marketing channels, including higher staffing levels, improved training programs and new sales tools. In addition, the Company redesigned its core product offerings and introduced a tiered product structure, giving customers varying price points to choose from.

Technology integration issues continue to impact our ability to service our customers. These inefficiencies are adversely impacting operating revenue, as well as labor, vehicle and chemical costs. The Company continues to invest in, and improve, its newly implemented operating systems.

Three Months Ended June 30, 2013

The TruGreen segment, which provides residential and commercial lawn, tree and shrub care services, reported a 12.4 percent decrease in operating revenue, a $672.2 million increase in operating loss and a 74.6 percent decrease in Operating Performance for the second quarter of 2013 compared to the second quarter of 2012. Revenue from residential lawn service customers, which was 81 percent of the segment’s operating revenue in the second quarter of 2013, decreased 12.7 percent compared to 2012, reflecting a 6.3 percent decline in average residential full program customer counts and inefficiencies in service delivery caused, in part, by integration issues with newly implemented technology. Absolute customer counts as of June 30, 2013 compared to June 30, 2012 declined 5.0 percent, driven by a lower customer base at the beginning of the quarter as compared to the prior year, offset, in part, by an increase in new unit sales and a 320 bps increase in the residential full program customer retention rate. The decrease in the beginning customer base was significantly impacted by limited options in our 2012 product offerings and lower investments in sales and marketing in 2012. For the second quarter of 2013 compared to 2012, the segment’s operating revenue also reflects a $6.2 million decrease in revenue from commercial customers.

TruGreen’s operating income for the second quarter of 2013 and 2012 included pre-tax non-cash impairment charges of $673.3 million and $67.7 million, respectively, to reduce the carrying values of TruGreen’s goodwill and trade name to their estimated fair values as further discussed in Note 5 to the condensed consolidated financial statements. TruGreen’s Operating Performance decreased $65.8 million for the second quarter of 2013 compared to the second quarter of 2012. This decrease primarily reflects the impact of lower operating revenue; lower labor, chemical and vehicle efficiency driven, in part, by integration issues with newly implemented technology; higher bad debt expense; higher sales staffing levels; increased investments in sales tools; and higher costs associated with leadership changes.

Six Months Ended June 30, 2013

The TruGreen segment reported a 16.8 percent decrease in operating revenue, a $707.4 million increase in operating loss and a 117.2 percent decrease in Operating Performance for the first six months of 2013 compared to the first six months of 2012. Revenue from residential lawn service customers, which was 81 percent of the segment’s operating revenue in the first six months of 2013, decreased 18.2 percent compared to 2012, reflecting an 8.4 percent decline in average residential full program customer counts and inefficiencies in service delivery caused, in part, by integration issues with newly implemented technology. Absolute customer counts as of June 30, 2013 compared to June 30, 2012 declined 5.0 percent, driven by a lower customer base at the beginning of the year as compared to the prior year, offset, in part, by an increase in new unit sales and a 320 bps increase in the residential full program customer retention rate. For the first six months of 2013 compared to 2012, the segment’s operating revenue also reflects an $8.6 million decrease in revenue from commercial customers.

TruGreen’s operating income for the first six months of 2013 and 2012 included pre-tax non-cash impairment charges of $673.3 million and $67.7 million, respectively, to reduce the carrying values of TruGreen’s goodwill and trade name to their estimated fair values as further discussed in Note 5 to the condensed consolidated financial statements. TruGreen’s Operating Performance decreased $99.8 million for the first six months of 2013 compared to the first six months of 2012. This decrease primarily reflects the impact of lower operating revenue; lower labor, chemical and vehicle efficiency driven, in part, by integration issues with newly implemented technology; higher bad debt expense; higher sales staffing levels; higher costs related to new telephone and information technology systems; increased investments in sales tools; and higher costs associated with leadership changes.

American Home Shield Segment

Three Months Ended June 30, 2013

The American Home Shield segment, which provides home warranties and preventative maintenance contracts for household systems and appliances, reported a 1.1 percent decrease in operating revenue, an 8.1 percent increase in operating income and a 6.6 percent increase in Operating Performance for the second quarter of 2013 compared to the second quarter of 2012. The operating revenue results reflect a decrease due to differences between years in the timing of contract claims, offset, in part, by improved price realization and a 1.3 percent increase in average customer counts. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Absolute customer counts as of June 30, 2013 increased 2.1 percent compared to June 30, 2012 driven by an increase in new unit sales, offset, in part, by a 60 bps decrease in the customer retention rate.

American Home Shield’s Operating Performance increased $2.9 million for the second quarter of 2013 compared to the second quarter of 2012. A $5.4 million increase in tax related reserves was recorded in the second quarter of 2012. The offsetting $2.5 million decrease primarily reflects the impact of lower operating revenue, investments to drive improvements in service delivery and higher sales and marketing costs.

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

Six Months Ended June 30, 2013

The American Home Shield segment reported a 4.9 percent decrease in operating revenue, a 1.4 percent decrease in operating income and a 1.7 percent decrease in Operating Performance for the first six months of 2013 compared to the first six months of 2012. The operating revenue results reflect a decrease due to differences between years in the timing of contract claims, offset, in part, by improved price realization and a 0.7 percent increase in average customer counts. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Absolute customer counts as of June 30, 2013 increased 2.1 percent compared to June 30, 2012 driven by an increase in new unit sales, offset, in part, by a 60 bps decrease in the customer retention rate.

American Home Shield’s Operating Performance decreased $1.3 million for the first six months of 2013 compared to the first six months of 2012. A $3.3 million reduction in tax related reserves was recorded in the first six months of 2013, and a $5.4 million increase in tax related reserves was recorded in the first six months of 2012. The offsetting $10.0 million decrease primarily reflects the impact of lower operating revenue and investments to drive improvements in service delivery, offset, in part, by a favorable adjustment to reserves for prior year contract claims.

ServiceMaster Clean Segment

Three Months Ended June 30, 2013

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 12.0 percent increase in operating revenue, a 47.0 percent increase in operating income and a 37.3 percent increase in Operating Performance for the second quarter of 2013 compared to the second quarter of 2012. Domestic royalty fees, which were 52 percent of the segment’s operating revenue in the second quarter of 2013, increased 7.4 percent compared to 2012, primarily driven by increases in disaster restoration services. Revenue from janitorial national accounts, which was 15 percent of the segment’s operating revenue in the second quarter of 2013, increased 29.0 percent compared to 2012, driven by strong sales activity. Sales of products to franchisees, which were 8 percent of the segment’s operating revenue in the second quarter of 2013, increased 23.1 percent compared to 2012, driven by higher franchisee demand.

ServiceMaster Clean’s Operating Performance increased $4.6 million for the second quarter of 2013 compared to the second quarter of 2012. This increase primarily reflects the impact of higher operating revenue and lower key executive transition charges.

Six Months Ended June 30, 2013

The ServiceMaster Clean segment reported an 11.4 percent increase in operating revenue, a 29.3 percent increase in operating income and a 24.8 percent increase in Operating Performance for the first six months of 2013 compared to the first six months of 2012. Domestic royalty fees, which were 53 percent of the segment’s operating revenue in the first six months of 2013, increased 6.7 percent compared to 2012, primarily driven by increases in disaster restoration services. Revenue from janitorial national accounts, which was 14 percent of the segment’s operating revenue in the first six months of 2013, increased 37.8 percent compared to 2012, driven by strong sales activity. Sales of products to franchisees, which were 8 percent of the segment’s operating revenue in the first six months of 2013, increased 16.2 percent compared to 2012, driven by higher franchisee demand.

ServiceMaster Clean’s Operating Performance increased $6.4 million for the first six months of 2013 compared to the first six months of 2012. This increase primarily reflects the impact of higher operating revenue and lower key executive transition charges.

Other Operations and Headquarters Segment

Three Months Ended June 30, 2013

This segment includes the franchised and Company-owned operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 4.5 percent increase in operating revenue, a 26.1 percent increase in operating loss and a 55.1 percent decrease in Operating Performance for the second quarter of 2013 compared to the second quarter of 2012.

Merry Maids, which accounted for 91.7 percent of the segment’s operating revenue in the second quarter of 2013, reported a 3.3 percent increase in operating revenue, a 1.6 percent increase in operating income and a 0.7 percent increase in Operating Performance for the second quarter of 2013 compared to the second quarter of 2012. Revenue from company-owned branches, which was 75 percent of Merry Maids’ operating revenue in the second quarter of 2013, increased 4.4 percent compared to 2012, reflecting a

6.6 percent increase in average customer counts and improved price realization, offset, in part, by a decline in the frequency of services provided for existing customers. Absolute customer counts as of June 30, 2013 compared to June 30, 2012 increased 4.8 percent driven by a 210 bps increase in the customer retention rate and an increase in acquisitions, offset, in part, by a decrease in new unit sales. Royalty fees, which were 19 percent of Merry Maids’ operating revenue in the second quarter of 2013, were comparable to 2012. Sales of products to franchisees, which were 6 percent of Merry Maids’ operating revenue in the second quarter of 2013, increased 5.1 percent compared to 2012, driven by higher sales of equipment and cleaning supplies.

Merry Maids’ Operating Performance for the second quarter of 2013 was comparable to the second quarter of 2012, which primarily reflects the impact of higher operating revenue, offset, in part, by higher technology costs related to a new operating system.

The Operating Performance of the Company’s headquarters functions and SMAC decreased $12.0 million for the second quarter of 2013 compared to the second quarter of 2012. Key executive transition charges of $6.1 million and $0.1 million were recorded in the second quarter of 2013 and 2012, respectively, which included recruiting costs and a signing bonus related to the hiring of Robert J. Gillette, our new CEO, separation charges related to the resignation of Harry J. Mullany III, our former CEO, and recruiting costs and signing bonuses related to the hiring of other key executives. Additionally, a $4.0 million reversal of reserves related to our medical program was recorded in the second quarter of 2012 for which there was no similar reversal recorded in the segment in the second quarter of 2013. The remaining $2.0 million decrease primarily reflects higher expenses in our automobile, general liability and workers’ compensation insurance program.

Six Months Ended June 30, 2013

The segment reported a 4.2 percent increase in operating revenue, a 6.7 percent increase in operating loss and a 15.3 percent decrease in Operating Performance for the first six months of 2013 compared to the first six months of 2012.

Merry Maids, which accounted for 92.3 percent of the segment’s operating revenue in the first six months of 2013, reported a 3.2 percent increase in operating revenue, a 64.2 percent increase in operating income and a 51.4 percent increase in Operating Performance for the first six months of 2013 compared to the first six months of 2012. Revenue from company-owned branches, which was 74 percent of Merry Maids’ operating revenue in the first six months of 2013, increased 4.2 percent compared to 2012, reflecting a 7.7 percent increase in average customer counts and improved price realization, offset, in part, by a decline in the frequency of services provided for existing customers. Absolute customer counts as of June 30, 2013 compared to June 30, 2012 increased 4.8 percent driven by a 210 bps increase in the customer retention rate and an increase in acquisitions, offset, in part, by a decrease in new unit sales. Royalty fees, which were 20 percent of Merry Maids’ operating revenue in the first six months of 2013, were comparable to 2012. Sales of products to franchisees, which were 6 percent of Merry Maids’ operating revenue in the first six months of 2013, increased 5.4 percent compared to 2012, driven by higher sales of equipment and cleaning supplies.

Merry Maids’ Operating Performance increased $3.5 million for the first six months of 2013 compared to the first six months of 2012. Technology costs of $4.2 million were recorded in the first six months of 2012, which related to the abandonment of certain internally developed software. The offsetting $0.7 million decrease primarily reflects higher branch labor costs and higher technology costs related to a new operating system, offset, in part, by the impact of higher operating revenue.

The Operating Performance of the Company’s headquarters functions and SMAC decreased $11.6 million for the first six months of 2013 compared to the first six months of 2012. Key executive transition charges of $6.2 million and $0.7 million were recorded in the first six months of 2013 and 2012, respectively, which included recruiting costs and a signing bonus related to the hiring of Robert J. Gillette, our new CEO, separation charges related to the resignation of Harry J. Mullany III, our former CEO, and recruiting costs and signing bonuses related to the hiring of other key executives. Additionally, a $4.0 million reversal of reserves related to our medical program was recorded in the first six months of 2012 for which there was no similar reversal recorded in the segment in the first six months of 2013. The remaining $2.1 million decrease primarily reflects higher expenses in our automobile, general liability and workers’ compensation insurance program.

Discontinued Operations

The components of (loss) income from discontinued operations, net of income taxes for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Operating loss	$(377)	$(277)	$(646)	$(608)
Benefit for income taxes	(146)	(106)	(250)	(235)
Operating loss, net of income taxes	(231)	(171)	(396)	(373)
Gain on sale, net of income taxes	—	1,009	—	287
(Loss) income from discontinued operations, net of income taxes	$(231)	$838	$(396)	$(86)

There were no adjustments necessary to reconcile operating loss from discontinued operations to Operating Performance from discontinued operations for the three and six months ended June 30, 2013 and 2012.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations decreased $15.2 million to $79.3 million for the six months ended June 30, 2013 compared to $94.6 million for the six months ended June 30, 2012.

Net cash provided from operating activities for the six months ended June 30, 2013 was comprised of $90.6 million in earnings adjusted for non-cash charges, offset, in part, by a $5.3 million increase in cash required for working capital and $5.9 million in cash payments related to restructuring charges. The increase in working capital requirements for the six months ended June 30, 2013 was driven primarily by normal seasonal activity, offset, in part, by increased accruals for compensation and insurance related payments.

Net cash provided from operating activities for the six months ended June 30, 2012 was comprised of $188.8 million in earnings adjusted for non-cash charges and $3.0 million in premiums received on issuance of the 8% 2020 Notes, offset, in part, by a $57.6 million increase in cash required for working capital, $32.3 million in cash payments for the call premium paid on the redemption of $600 million aggregate principal amount of the outstanding 2015 Notes and $7.3 million in cash payments related to restructuring charges. The increase in working capital requirements for the six months ended June 30, 2012 was driven primarily by seasonal activity and incentive compensation payments related to 2011 performance.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $71.7 million for the six months ended June 30, 2013 compared to $74.0 million for the six months ended June 30, 2012.

Capital expenditures decreased to $38.8 million for the six months ended June 30, 2013 from $48.4 million for the six months ended June 30, 2012 and included recurring capital needs and information technology projects, including a new operating system and telecommunications infrastructure at TruGreen and a new operating system at American Home Shield. The Company anticipates that capital expenditures for the full year 2013 will range from $85.0 million to $95.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology including new operating systems at TruGreen, American Home Shield and Merry Maids. The Company fulfilled its vehicle fleet needs through vehicle capital leases in 2012 and the first six months of 2013 and expects to fulfill its ongoing vehicle fleet needs in the same manner. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions for the six months ended June 30, 2013 totaled $5.6 million, compared with $11.5 million for the six months ended June 30, 2012. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at levels consistent with prior periods.

Cash flows used for notes receivable from affiliate reflect the amount outstanding under the revolving promissory note with Holdings. See Note 15 to the condensed consolidated financial statements for further details.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $44.4 million for the six months ended June 30, 2013 compared to $45.7 million for the six months ended June 30, 2012.

During the six months ended June 30, 2013, the Company made scheduled principal payments on long-term debt of $24.0 million and made payments on other long-term financing obligations of $3.5 million. Additionally, the Company borrowed an incremental $0.9 million, paid $12.2 million in original issue discount and paid debt issuance costs of $5.6 million as part of the 2013 Term Loan Facility Amendment.

During the six months ended June 30, 2012, the Company sold $600.0 million aggregate principal amount of the 8% 2020 Notes and used the proceeds, together with available cash, to redeem $600.0 million aggregate principal amount of the outstanding 2015 Notes, made scheduled principal payments on long-term debt of $29.6 million, made payments on other long-term financing obligations of $3.4 million and paid debt issuance costs of $12.7 million related to the sale of the 8% 2020 Notes.

Liquidity

The Company is highly leveraged, and a substantial portion of the Company’s liquidity needs are due to service requirements on indebtedness and from funding the Company’s operations, working capital and capital expenditures. The agreements governing the Term Facilities, the 2020 Notes and the Revolving Credit Facility contain covenants that limit or restrict the ability of the Company to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2013, the Company was in compliance with the covenants under these agreements that were in effect on such date.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of June 30, 2013, the Company had $447.7 million of remaining capacity available under the Revolving Credit Facility. Effective July 25, 2013, the Company has available borrowing capacity under the Revolving Credit Facility of $324.2 million. The Company’s borrowing capacity under the Revolving Credit Facility will decrease to $265.2 million beginning July 25, 2014.

Cash and Marketable Securities

Cash and short- and long-term marketable securities totaled $545.0 million as of June 30, 2013, compared with $568.5 million as of December 31, 2012. As of June 30, 2013 and December 31, 2012, $277.5 million and $243.7 million, respectively, of the cash and short- and long-term marketable securities balances were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high-quality, short-duration fixed-income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

Fleet and Equipment Financing Arrangements

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (which approximated 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of June 30, 2013, the Company’s residual value guarantees related to the leased assets totaled $15.4 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.2 million in the condensed consolidated statements of financial position.

The Company has entered into the Fleet Agreement. The Company expects to fulfill substantially all of its vehicle fleet needs in 2013 through the leasing program under the Fleet Agreement. For the six months ended June 30, 2013, the Company acquired $31.8 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month

LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. The Company has no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. The Company anticipates that new lease financings under the Fleet Agreement for the full year 2013 will range from $45.0 million to $55.0 million.

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2013, the estimated fair value of the Company’s fuel swap contracts was a net liability of $0.1 million, and the Company had posted $2.5 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

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

As a result of the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment, the Company has, as of June 30, 2013, approximately $2.198 billion of outstanding borrowings maturing January 31, 2017, after including the unamortized portion of the original issue discount paid. Additionally, following the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment the availability under the synthetic letter of credit facility will be reduced from the current availability of $137.6 million to $77.9 million as of July 24, 2014. The remaining $77.9 million of availability under the synthetic letter of credit will mature January 31, 2017.

Senior Notes

In August 2012, the Company sold in transactions exempt from registration under the Securities Act of 1933, as amended, $750 million aggregate principal amount of 7% 2020 Notes. In connection with the issuance of the 7% 2020 Notes, the Company entered into a registration rights agreement, pursuant to which the Company filed with the SEC a registration statement with respect to the resale of the 7% 2020 Notes, which was declared effective on April 18, 2013. The 7% 2020 Notes will mature on August 15, 2020 and bear interest at a rate of 7 percent per annum. The 7% 2020 Notes are guaranteed on a senior unsecured basis by certain domestic subsidiaries of the Company. The Company used a majority of the proceeds from the 7% 2020 Notes to redeem the remaining $396 million aggregate principal amount of its 2015 Notes and to repay $276 million of outstanding borrowings under its Term Facilities during the third quarter of 2012.

Accounts Receivable Securitization

The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to Funding, the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of June 30, 2013, the amount of eligible receivables was approximately $46.4 million.

During the six months ended June 30, 2013, there were no transfers of interests in the pool of trade accounts receivable to Purchasers under this arrangement. As of June 30, 2013 and December 31, 2012, the Company had $10.0 million outstanding under the arrangement and, as of June 30, 2013, had $36.4 million of remaining capacity available under the accounts receivable securitization arrangement.

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

The payment of ordinary and extraordinary dividends by the Company’s subsidiaries that are regulated as an insurance, home warranty, service contract or similar company is subject to applicable state law limitations. Insurance subsidiaries and home warranty and similar subsidiaries (through which ServiceMaster conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to ServiceMaster. For example, certain states prohibit payment by these subsidiaries to ServiceMaster of dividends in excess of 10% of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $277.5 million as of June 30, 2013, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $227.3 million is held by our home warranty and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect through the end of 2013, and we expect similar limitations will be in effect in 2014. The remainder of the $277.5 million, or $50.2 million, is related to amounts that the Company’s management does not consider readily available to be used to service indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries. None of the subsidiaries of ServiceMaster are obligated to make funds available to ServiceMaster through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of June 30, 2013, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $27.8 million and $28.7 million as of June 30, 2013 and December 31, 2012, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Contractual Obligations

The 2012 Form 10-K includes disclosure of the Company’s contractual obligations and commitments as of December 31, 2012. The Company continues to make the contractually required payments, and, therefore, the 2013 obligations and commitments as listed in the 2012 Form 10-K have been reduced by the required payments. Other than the debt transactions discussed above in “Term Facilities”, there were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report.  Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).  Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”).  Bank Melli is an Iranian bank designated under Executive Order No. 13382.  We had no knowledge of or control over the activities of SPIE or its subsidiaries.  CD&R has informed us that the SPIE subsidiary has not used the accounts during the period covered by this report, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; commodities trends; growth strategies or expectations; expectations of American Home Shield’s and Merry Maids’ new operating systems, which are currently under development, and TruGreen’s new operating system, which was recently deployed; capital expenditures and requirements, including for American Home Shield’s, TruGreen’s and Merry Maids’ new operating systems; plans for equipping TruGreen’s sales associates with handheld technology to make the sales process more efficient and effective; human resources, finance and other outsourcing and insourcing arrangements; customer retention; the continuation of acquisitions; fuel prices; impairment charges related to goodwill and intangible assets and assumptions and estimates used in performing impairment analyses, including discount rates and revenue and cash flow projections; estimates of future amortization expense for intangible assets; attraction and retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home warranty claims; estimates of future payments under operating and capital leases; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; continuation of tuck-in acquisitions; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in Item 1A — Risk Factors in Part I of the 2012 Form 10-K and in “Risk Factors” in the Company’s Form S-4, as amended, filed on April 16, 2013, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•                  the number, type, outcomes (by judgment or settlement) and costs of legal, regulatory or administrative proceedings, including, without limitation, collective, representative or class action litigation, and changes in the law regarding arbitration and conduct of collective, representative and class action litigation;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swap contracts. The Company does not enter into these contracts for trading or speculative purposes. In the Company’s opinion, the market risk associated with debt obligations and other significant instruments as of June 30, 2013 has not materially changed from December 31, 2012 (see Item 7A of the 2012 Form 10-K).

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 20 million gallons of fuel on an annual basis. A ten percent change in fuel prices would result in a change of approximately $6.9 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2013, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $48.7 million, maturing through 2014. The estimated fair value of these contracts as of June 30, 2013 was a net liability of $0.1 million. These fuel swap contracts provide a fixed price for approximately 57 percent and 39 percent of the Company’s estimated fuel usage for the remainder of 2013 and 2014, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s CEO, Robert J. Gillette, and ServiceMaster’s Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer, David W. Martin, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Messrs. Gillette and Martin have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On August 13, 2013, Holdings and Mr. Gillette entered into an amendment to his employment agreement that extends the date whereby Mr. Gillette would purchase $1.5 million worth of Holdings’ common stock from August 16, 2013 until September 30, 2013, at a price per share equal to the fair market value of a share of Holdings’ common stock on the date of purchase.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Executive Officer Retention Agreement awarded to David W. Martin on May 21, 2013.

10.2	Cash Retention Agreement awarded to David W. Martin on May 21, 2013.

10.3	Employee Restricted Stock Unit Agreement for David W. Martin dated as of May 21, 2013.

10.4	Amendment to Employment Agreement, dated as of August 13, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc.

10.5

Employment Agreement, dated as of June 14, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 18, 2013 (File No. 001-14762 (the “June 2013 8-K”)).

10.6	Form of Employee Stock Subscription Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.2 to the June 2013 8-K.

10.7	Form of Employee Restricted Stock Unit Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.3 to the June 2013 8-K.

10.8	Form of Employee Stock Option Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.4 to the June 2013 8-K.

10.9

Resignation Agreement and General Release, dated as of April 12, 2013, between Harry J. Mullany III and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.50 to the registrant’s Registration Statement on Form S-4, as amended, filed on April 16, 2013 (File No. 333- 187509).

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

Date: August 14, 2013

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ David W. Martin
David W. Martin
Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer