Form 10-Q
period 2013-09-30
SERVICEMASTER CO
filed 2013-11-14
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At November 14, 2013, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by CDRSVM Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three months ended September 30,
	2013	2012
Operating Revenue	$928,822	$900,693

Operating Costs and Expenses:
Cost of services rendered and products sold	534,805	514,649
Selling and administrative expenses	254,313	245,992
Amortization expense	13,835	15,171
Goodwill and trade name impairment	—	845,173
Restructuring charges	5,756	3,322
Total operating costs and expenses	808,709	1,624,307

Operating Income (Loss)	120,113	(723,614)

Non-operating Expense (Income):
Interest expense	63,336	62,257
Interest and net investment income	(2,360)	(3,961)
Loss on extinguishment of debt	—	16,361
Other expense	148	141

Income (Loss) from Continuing Operations before Income Taxes	58,989	(798,412)
Provision (Benefit) for income taxes	12,572	(94,303)
Equity in losses of joint venture	(50)	(50)

Income (Loss) from Continuing Operations	46,367	(704,159)

Loss from discontinued operations, net of income taxes	(679)	(203)
Net Income (Loss)	$45,688	$(704,362)

Total Comprehensive Income (Loss)	$47,688	$(698,594)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Operating Revenue	$2,475,591	$2,517,547

Operating Costs and Expenses:
Cost of services rendered and products sold	1,459,288	1,434,191
Selling and administrative expenses	715,639	679,291
Amortization expense	41,663	50,962
Goodwill and trade name impairment	673,253	912,873
Restructuring charges	9,331	12,338
Total operating costs and expenses	2,899,174	3,089,655

Operating Loss	(423,583)	(572,108)

Non-operating Expense (Income):
Interest expense	187,034	186,771
Interest and net investment income	(6,528)	(7,999)
Loss on extinguishment of debt	—	55,554
Other expense	435	492

Loss from Continuing Operations before Income Taxes	(604,524)	(806,926)
Benefit for income taxes	(118,110)	(95,956)
Equity in losses of joint venture	(164)	(161)

Loss from Continuing Operations	(486,578)	(711,131)

Loss from discontinued operations, net of income taxes	(1,075)	(289)
Net Loss	$(487,653)	$(711,420)

Total Comprehensive Loss	$(486,619)	$(698,958)

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Financial Position (Unaudited)

(In thousands, except share data)

	As of September 30, 2013	As of December 31, 2012

Assets:
Current Assets:
Cash and cash equivalents	$358,506	$422,745
Marketable securities	39,199	19,347
Receivables, less allowances of $35,991 and $21,347, respectively	499,504	403,705
Inventories	58,263	56,562
Prepaid expenses and other assets	75,698	37,344
Deferred customer acquisition costs	46,154	33,921
Deferred taxes	102,476	107,499
Total Current Assets	1,179,800	1,081,123
Property and Equipment:
At cost	721,802	633,582
Less: accumulated depreciation	(353,960)	(293,534)
Net Property and Equipment	367,842	340,048

Other Assets:
Goodwill	2,015,489	2,412,251
Intangible assets, primarily trade names, service marks and trademarks, net	2,082,100	2,373,469
Notes receivable	35,960	22,419
Long-term marketable securities	127,452	126,456
Other assets	46,851	10,197
Debt issuance costs	43,057	44,951
Total Assets	$5,898,551	$6,410,914

Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$126,881	$86,710
Accrued liabilities:
Payroll and related expenses	80,610	78,188
Self-insured claims and related expenses	97,705	83,035
Accrued interest payable	19,224	54,156
Other	61,883	58,994
Deferred revenue	514,305	483,897
Liabilities of discontinued operations	1,220	905
Current portion of long-term debt	60,067	52,214
Total Current Liabilities	961,895	898,099

Long-Term Debt	3,907,930	3,909,039

Other Long-Term Liabilities:
Deferred taxes	803,370	934,271
Other long-term obligations, primarily self-insured claims	153,973	114,855
Total Other Long-Term Liabilities	957,343	1,049,126

Commitments and Contingencies (See Note 4)

Shareholder’s Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,475,141	1,471,789
Retained deficit	(1,411,358)	(923,705)
Accumulated other comprehensive income	7,600	6,566
Total Shareholder’s Equity	71,383	554,650
Total Liabilities and Shareholder’s Equity	$5,898,551	$6,410,914

See accompanying Notes to the Condensed Consolidated Financial Statements

THE SERVICEMASTER COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Cash and Cash Equivalents at Beginning of Period	$422,745	$328,930

Cash Flows from Operating Activities from Continuing Operations:
Net Loss	(487,653)	(711,420)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	1,075	289
Equity in losses of joint venture	164	161
Depreciation expense	69,568	59,241
Amortization expense	41,663	50,962
Amortization of debt issuance costs	7,469	9,918
Loss on extinguishment of debt	—	55,554
Call premium paid on retirement of debt	—	(42,893)
Premium received on issuance of debt	—	3,000
Deferred income tax benefit	(127,193)	(105,610)
Stock-based compensation expense	3,352	5,131
Goodwill and trade name impairment	673,253	912,873
Restructuring charges	9,331	12,338
Cash payments related to restructuring charges	(8,531)	(11,724)
Change in working capital, net of acquisitions:
Current income taxes	(2,847)	1,512
Receivables	(94,044)	(104,436)
Inventories and other current assets	(30,840)	(18,637)
Accounts payable	40,906	36,338
Deferred revenue	30,297	(9,820)
Accrued liabilities	(17,810)	(60,941)
Other, net	899	18,273
Net Cash Provided from Operating Activities from Continuing Operations	109,059	100,109

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(57,701)	(61,596)
Sale of equipment and other assets	1,138	1,298
Other business acquisitions, net of cash acquired	(22,577)	(29,946)
Notes receivable, financial investments and securities, net	(22,053)	(7,927)
Notes receivable from affiliate	(11,973)	—
Net Cash Used for Investing Activities from Continuing Operations	(113,166)	(98,171)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	855	1,350,000
Payments of debt	(41,772)	(1,319,855)
Discount paid on issuance of debt	(12,200)	—
Debt issuance costs paid	(5,575)	(32,304)
Net Cash Used for Financing Activities from Continuing Operations	(58,692)	(2,159)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(1,440)	(611)
Cash used for investing activities:
Proceeds from sale of businesses	—	(3,549)
Net Cash Used for Discontinued Operations	(1,440)	(4,160)

Cash Decrease During the Period	(64,239)	(4,381)

Cash and Cash Equivalents at End of Period	$358,506	$324,549

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

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC (the “2012 Form 10-K”). The condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

On July 24, 2007 (the “Closing Date”), ServiceMaster was acquired pursuant to a merger transaction (the “Merger”), and, immediately following the completion of the Merger, all of the outstanding common stock of ServiceMaster Global Holdings, Inc. (“Holdings”), the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”), Citigroup Private Equity LP (“Citigroup”), BAS Capital Funding Corporation (“BAS”) and JPMorgan Chase Funding Inc. (“JPMorgan”). On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that owned shares of common stock of Holdings to StepStone Group LLC (“StepStone”) and its proprietary interests in such investment funds to Lexington Partners Advisors LP.

The Company has announced that Holdings is planning a transaction (the “Transaction”) to spin off the TruGreen business through a tax-free, pro rata dividend to the stockholders of Holdings.  The Company is working toward a separation of TruGreen from the Company on or about December 31, 2013.  Upon completion of the Transaction, TruGreen will be an independent, private company.  The Company will not receive any payment or consideration in the Transaction, and the Company has no plans to repay any of its outstanding indebtedness as a result of the Transaction. The proposed separation of TruGreen from the Company is a complex transaction and is subject to approval by the board of directors of Holdings and various other important closing conditions.  There can be no assurance that we will undertake, or complete, the Transaction.

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

The Company has franchise agreements in its Terminix, TruGreen, ServiceMaster Clean, AmeriSpec, Furniture Medic and Merry Maids businesses. Franchise revenue (which in the aggregate represents approximately four percent of annual consolidated operating revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer level revenue. Monthly fee revenue is recognized when the related customer level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or license. These initial franchise or license fees are pre-established, fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $20.3 million and $17.2 million for the three months ended September 30, 2013 and 2012, respectively, and $59.0 million and $50.8 million for the nine months ended September 30, 2013 and 2012, respectively. Consolidated operating income from continuing operations was $120.1 million for the three months ended September 30, 2013 compared to consolidated operating loss from continuing operations of $723.6 million for the three months ended September 30, 2012. Consolidated operating loss from continuing operations was $423.6 million and $572.1 million for the nine months ended September 30, 2013 and 2012, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $514.3 million and $483.9 million of deferred revenue as of September 30, 2013 and December 31, 2012, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection, pest control and lawn care services.

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $46.2 million and $33.9 million as of September 30, 2013 and December 31, 2012, respectively.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this standard do not change the current requirements for reporting net income or other comprehensive income in financial statements and are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the required provisions of this standard during the first quarter of 2013. The disclosures required by this standard are presented in Note 7 of the Company’s notes to its condensed consolidated financial statements.

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

Note 3. Restructuring Charges

The Company incurred restructuring charges of $5.8 million ($5.2 million, net of tax) and $3.3 million ($2.0 million, net of tax) for the three months ended September 30, 2013 and 2012, respectively, and $9.3 million ($7.4 million, net of tax) and $12.3 million ($7.5 million, net of tax) for the nine months ended September 30, 2013 and 2012, respectively. Restructuring charges were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Terminix branch optimization (1)	$139	$77	$1,101	$2,894
TruGreen reorganization and restructuring (2)	941	1,123	1,347	1,943
American Home Shield reorganization (3)	—	536	—	536
ServiceMaster Clean reorganization (3)	51	154	350	621
TruGreen strategic initiatives(4)	4,267	—	4,267	—
Centers of excellence initiative(5)	358	1,432	2,266	6,344
Total restructuring charges	$5,756	$3,322	$9,331	$12,338

(1)                                 For the three months ended September 30, 2013, these charges included lease termination costs. For the nine months ended September 30, 2013, these charges included severance costs of $0.1 million and lease termination costs of $1.0 million. For the three and nine months ended September 30, 2012, these charges included lease termination costs.

(2)                                 For the three and nine months ended September 30, 2013 and the three months ended September 30, 2012, these charges included severance costs. For the nine months ended September 30, 2012, these charges included severance costs of $1.4 million and lease termination costs of $0.5 million.

(3)                                 For the three and nine months ended September 30, 2013 and 2012, these charges included severance costs.

(4)                                 Represents external incremental expenses incurred by the Company directly related to the potential transaction to separate TruGreen from the Company.  For the three and nine months ended September 30, 2013, these charges included professional fees.

(5)                                Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide company-wide administrative services for our operations that we refer to as “centers of excellence.” For the three months ended September 30, 2013, these charges included severance and other costs. For the three months ended September 30, 2012, these charges included professional fees of $0.7 million and severance and other costs of $0.7 million. For the nine months ended September 30, 2013 and 2012, these charges included professional fees of $1.4 million and $2.1 million, respectively, and severance and other costs of $0.9 million and $4.2 million, respectively.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations and comprehensive income (loss).

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2012	$4,542
Costs incurred	9,331
Costs paid or otherwise settled	(8,531)
Balance as of September 30, 2013	$5,342

Note 4. Commitments and Contingencies

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (which approximated 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of September 30, 2013, the Company’s residual value guarantees related to the leased assets totaled $13.3 million, for which the Company has recorded a liability for the estimated fair value of these guarantees of $0.2 million in the condensed consolidated statement of financial position.

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

(In thousands)	Accrued Self-insured Claims, Net
Balance as of December 31, 2012	$103,825
Provision for self-insured claims	37,475
Cash payments	(31,487)
Balance as of September 30, 2013	$109,813

(In thousands)	Accrued Self-insured Claims, Net
Balance as of December 31, 2011	$108,082
Provision for self-insured claims	30,610
Cash payments	(28,579)
Balance as of September 30, 2012	$110,113

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

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in the three months ended September 30, 2013.

Based on the circumstances discussed below, interim impairment assessments for TruGreen’s goodwill and indefinite-lived trade name were conducted for the quarter ended June 30, 2013. During the third quarter of 2013, the Company finalized its June 30, 2013 TruGreen impairment assessment and had no adjustments to the impairment charges recorded in the second quarter of 2013. Based on the interim impairment assessment, the results of operations for the nine months ended September 30, 2013 include a non-cash goodwill impairment charge of $417.5 million to reduce the carrying value of TruGreen’s goodwill to its estimated fair value of zero as of June 30, 2013. The results of operations for the three and nine months ended September 30, 2012 include a non-cash goodwill impairment charge of $794.2 million to reduce the carrying value of TruGreen’s goodwill to its then estimated fair value. The results of operations for the nine months ended September 30, 2013 also include a non-cash trade name impairment charge of $255.8 million to reduce the carrying value of the TruGreen trade name to its estimated fair value of $351.0 million as of June 30, 2013. The results of operations for the three and nine months ended September 30, 2012 include non-cash trade name impairment charges of $51.0 million and $118.7 million, respectively, to reduce the carrying value of the TruGreen trade name to its then estimated fair value.

Goodwill Impairment

Based on the revenue and operating results of TruGreen in the first six months of 2013 and the outlook for the remainder of 2013 and future years, the Company concluded there was an impairment indicator requiring an interim goodwill impairment assessment for TruGreen as of June 30, 2013. The Company estimated that the implied fair value of goodwill as of such date was less than the carrying value for TruGreen by $417.5 million, which was recorded as a non-cash goodwill impairment charge in the second quarter of 2013. As of September 30, 2013, there was no goodwill remaining at TruGreen.

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

The goodwill impairment charge recorded in the second quarter of 2013 was primarily attributable to a decline in forecasted 2013 and future cash flows at TruGreen over a defined projection period as of June 30, 2013 compared to the projections used in the last annual impairment assessment performed on October 1, 2012. The changes in projected cash flows at TruGreen arose in part from the business challenges at TruGreen described in “Segment Review—TruGreen Segment” in Management’s Discussion and Analysis below. Although the Company projected future improvement in cash flows at TruGreen as a part of its June 30, 2013 impairment analysis, total cash flows and projected growth in those cash flows were lower than those projected at the time TruGreen was last tested for impairment in October 2012. The long-term growth rates used in the impairment tests at June 30, 2013 and October 1, 2012 were the same and were in line with historical U.S. gross domestic product growth rates. The discount rate used in the June 30, 2013 impairment test was 100 basis points (“bps”) lower than the discount rate used in the October 1, 2012 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions, which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the last analysis in 2012.

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

The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance as of December 31, 2012	$1,458,490	$417,069	$347,480	$135,769	$53,443	$2,412,251
Impairment charge	—	(417,453)	—	—	—	(417,453)
Acquisitions	20,035	683	—	—	713	21,431
Other(1)	(75)	(299)	(8)	(239)	(119)	(740)
Balance as of September 30, 2013	$1,478,450	$—	$347,472	$135,530	$54,037	$2,015,489

(1)                                 Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

Accumulated impairment losses as of September 30, 2013 and December 31, 2012 were $1.208 billion and $790.2 million, respectively, and related entirely to the TruGreen reporting unit.

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30, 2013			As of December 31, 2012
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$1,959,000	$—	$1,959,000	$2,214,800	$—	$2,214,800
Customer relationships	701,538	(625,951)	75,587	697,264	(592,724)	104,540
Franchise agreements	88,000	(52,745)	35,255	88,000	(48,649)	39,351
Other	61,444	(49,186)	12,258	59,117	(44,339)	14,778
Total	$2,809,982	$(727,882)	$2,082,100	$3,059,181	$(685,712)	$2,373,469

(1)                                Not subject to amortization. Includes a non-cash impairment charge of $255.8 million recorded in the nine months ended September 30, 2013 to reduce the carrying value of the TruGreen trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets as of June 30, 2013.

Note 6. Stock-Based Compensation

For the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $1.9 million ($1.2 million, net of tax) and $1.7 million ($1.0 million, net of tax), respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $3.4 million ($2.1 million, net of tax) and $5.1 million ($3.1 million, net of tax), respectively. As of September 30, 2013, there was $16.4 million of total unrecognized compensation costs related to non-vested stock options and restricted share units granted by Holdings under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 3.0 years.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the activity in other comprehensive income (loss), net of the related tax effects.

	Nine months ended September 30, 2013
(In thousands)	Unrealized Losses on Derivatives	Unrealized Gains on Available-for- Sale Securities	Foreign Currency Translation	Total
Beginning accumulated other comprehensive (loss) income	$(2,029)	$5,295	$3,300	$6,566
Other comprehensive income (loss) before reclassifications	259	1,613	(2,079)	(207)
Amounts reclassified from accumulated other comprehensive income (loss)	1,948	(707)	—	1,241
Net current-period other comprehensive income (loss)	2,207	906	(2,079)	1,034
Ending accumulated other comprehensive income	$178	$6,201	$1,221	$7,600

	Nine months ended September 30, 2012
(In thousands)	Unrealized Losses on Derivatives	Unrealized Gains on Available-for- Sale Securities	Foreign Currency Translation	Total
Beginning accumulated other comprehensive (loss) income	$(14,268)	$4,330	$3,726	$(6,212)
Other comprehensive (loss) income before reclassifications	(1,100)	(235)	706	(629)
Amounts reclassified from accumulated other comprehensive income (loss)	11,572	1,519	—	13,091
Net current-period other comprehensive income	10,472	1,284	706	12,462
Ending accumulated other comprehensive (loss) income	$(3,796)	$5,614	$4,432	$6,250

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amount Reclassified from Accumulated Other Comprehensive Income
(In thousands)	As of September 30, 2013	As of September 30, 2012	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Location
(Gains) losses on derivatives:
Fuel swap contracts	$(1,613)	$(1,718)	Cost of services rendered and products sold
Interest rate swap contracts	4,731	19,611	Interest expense
Net losses on derivatives	3,118	17,893
Impact of income taxes	1,170	6,321	Provision (Benefit) for income taxes
Total reclassifications related to derivatives	$1,948	$11,572

(Gains) losses on available-for-sale securities	$(1,160)	$2,411	Interest and net investment income
Impact of income taxes	(453)	892	Provision (Benefit) for income taxes
Total reclassifications related to securities	$(707)	$1,519

Total reclassifications for the period	$1,241	$13,091

Note 8. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Nine months ended September 30,
(In thousands)	2013	2012
Cash paid for or (received from):
Interest expense	$208,849	$211,497
Interest and dividend income	(3,518)	(4,146)
Income taxes, net of refunds	11,944	8,250

The Company acquired $45.6 million and $41.8 million of property and equipment through capital leases and other non-cash financing transactions in the nine months ended September 30, 2013 and 2012, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 9. Receivable Sales

The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to ServiceMaster Funding Company LLC (“Funding”), the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the purchasers who are parties to the accounts receivable securitization arrangement (“Purchasers”). The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of September 30, 2013, the amount of eligible receivables was approximately $42.8 million.

During the nine months ended September 30, 2013, there were no transfers of interests in the pool of trade accounts receivables to Purchasers under this arrangement. As of September 30, 2013 and December 31, 2012, the Company had $10.0 million outstanding under the arrangement and, as of September 30, 2013, had $32.8 million of remaining capacity available under the accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility scheduled to mature on December 23, 2013. The Company has recorded its obligation to repay the Purchasers for their interest in the pool of receivables within the current portion of long-term debt on the condensed consolidated statements of financial position. The interest rates applicable to the Company’s obligation are based on a fluctuating rate of interest based on the Purchasers’ pooled commercial paper rate (0.18 percent as of September 30, 2013). In addition, the Company pays usage fees on its obligations and commitment fees on undrawn amounts committed by the Purchasers. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by December 23, 2013.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of September 30, 2013 and December 31, 2012, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities as of September 30, 2013 and December 31, 2012 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, September 30, 2013:
Debt securities	$116,888	$3,808	$(705)	$119,991
Equity securities	39,756	7,104	(200)	46,660
Total securities	$156,644	$10,912	$(905)	$166,651

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December, 31, 2012:
Debt securities	$99,071	$5,773	$(20)	$104,824
Equity securities	38,786	3,809	(1,616)	40,979
Total securities	$137,857	$9,582	$(1,636)	$145,803

The portion of unrealized losses which had been in a loss position for more than one year was $1.5 million as of December 31, 2012. There were no unrealized losses which had been in a loss position for more than one year as of September 30, 2013. The aggregate fair value of the investments with unrealized losses was $37.5 million and $13.1 million as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, $237.0 million and $243.7 million, respectively, of the cash and short- and long-term marketable securities balance were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts, although not necessarily subject to third-party restrictions, are identified as being potentially unavailable to be paid to the Company by its subsidiaries. There are third-party restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at The ServiceMaster Acceptance Company Limited Partnership (“SMAC”). As of September 30, 2013, the total net assets subject to these third-party restrictions was $157.2 million. American Home Shield’s investment portfolio has been invested in a combination of high-quality, short-duration fixed-income securities and equities.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses, each resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Proceeds from sale of securities	$2,410	$14,271	$8,254	$22,001
Gross realized gains, pre-tax	318	1,242	1,160	2,121
Gross realized gains, net of tax	194	766	707	1,308
Gross realized losses, pre-tax	(357)	—	(357)	(20)
Gross realized losses, net of tax	(218)	—	(218)	(12)

Note 11. Long-Term Debt

Long-term debt as of September 30, 2013 and December 31, 2012 is summarized in the following table:

(In thousands)	As of September 30, 2013	As of December 31, 2012
Senior secured term loan facility maturing in 2014 (Tranche A)	$—	$1,219,145
Senior secured term loan facility maturing in 2017 (Tranche B)	993,199	1,000,741
Senior secured term loan facility maturing in 2017 (Tranche C) (1)	1,200,467	—
7.00% senior notes maturing in 2020	750,000	750,000
8.00% senior notes maturing in 2020(2)	602,524	602,750
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(3)	70,844	69,400
7.45% notes maturing in 2027(3)	157,897	155,894
7.25% notes maturing in 2038(3)	62,856	62,250
Vehicle capital leases(4)	71,840	37,837
Other	58,370	63,236
Less current portion	(60,067)	(52,214)
Total long-term debt	$3,907,930	$3,909,039

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

(3)                               The increase in the balance from December 31, 2012 to September 30, 2013 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

On February 22, 2013, the Company entered into the 2013 Term Loan Facility Amendment to amend the credit agreement governing the Term Loan Facility (the “Credit Agreement”) primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Pursuant to the 2013 Term Loan Facility Amendment, the maturity of the outstanding Tranche A loans was extended, and such loans were converted into a new tranche of term loans in an aggregate principal amount, along with new loans extended by certain new lenders, of $1.220 billion (the “Tranche C loans”). The maturity date for the new Tranche C loans is January 31, 2017. The interest rates applicable to the Tranche C loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves) plus 3.25 percent, with a minimum adjusted London inter-bank offered rate of 1.00 percent or (ii) an alternate base rate plus 2.25 percent, with a minimum alternate base rate of 2.00 percent. As part of the 2013 Term Loan Facility Amendment, the Company paid an original issue discount equal to 1.00 percent of the outstanding borrowings, or $12.2 million. Voluntary prepayments of borrowings under the Tranche C Loans are permitted at any time, in minimum principal amounts, without premium or penalty, except for a 1.00 percent premium payable in connection with certain repricing transactions within the first year. As a result of the amendment entered into in August 2012 (the “2012 Term Loan Facility Amendment”) and the 2013 Term Loan Facility Amendment, the Company has, as of September 30, 2013, approximately $2.194 billion of outstanding borrowings maturing January 31, 2017, after including the unamortized portion of the original issue discount paid.

Note 12. Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses noted in the 2012 Form 10-K.

The operating results of discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Operating loss	$(1,109)	$(331)	$(1,755)	$(939)
Benefit for income taxes	(430)	(128)	(680)	(363)
Operating loss, net of income taxes	(679)	(203)	(1,075)	(576)
Gain on sale, net of income taxes	—	—	—	287
Loss from discontinued operations, net of income taxes	$(679)	$(203)	$(1,075)	$(289)

The table below summarizes the activity for the nine months ended September 30, 2013 for the remaining liabilities of previously sold businesses. The remaining obligations primarily relate to self-insurance claims and related costs. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2012	Cash Payments or Other	Expense	As of September 30, 2013
Remaining liabilities of discontinued operations:
TruGreen LandCare	$415	$(586)	$1,008	$837
InStar	352	(86)	6	272
Other	138	(88)	61	111
Total liabilities of discontinued operations	$905	$(760)	$1,075	$1,220

Note 13. Income Taxes

As of September 30, 2013 and December 31, 2012, the Company had $8.6 million and $8.3 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $0.7 million during the next 12 months.

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

The effective tax rate on income (loss) from continuing operations was 21.3 percent for the three months ended September 30, 2013 compared to 11.8 percent for the three months ended September 30, 2012. The effective tax rate for both periods was affected by the impairment of permanently nondeductible goodwill. The effective tax rate on loss from discontinued operations was 38.8 percent for the three months ended September 30, 2013 compared to 38.7 percent for the three months ended September 30, 2012.

The effective tax rate on loss from continuing operations was 19.5 percent for the nine months ended September 30, 2013 compared to 11.9 percent for the nine months ended September 30, 2012. The effective tax rate for both periods was affected by the impairment of permanently nondeductible goodwill. The effective tax rate on loss from discontinued operations was 38.7 percent for each of the nine month periods ended September 30, 2013 and 2012.

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

Segment information for continuing operations is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Operating Revenue:
Terminix	$333,539	$317,439	$1,011,867	$976,103
TruGreen	313,852	312,977	715,499	795,460
American Home Shield	218,546	213,255	567,886	580,694
ServiceMaster Clean	39,370	34,604	111,080	98,958
Other Operations and Headquarters	23,515	22,418	69,259	66,332
Total Operating Revenue	$928,822	$900,693	$2,475,591	$2,517,547
Operating Income (Loss):(1),(2),(3)
Terminix	$59,100	$51,120	$207,876	$188,628
TruGreen	26,711	(799,163)	(686,188)	(804,694)
American Home Shield	57,103	44,359	124,521	112,743
ServiceMaster Clean	15,941	13,297	45,441	36,110
Other Operations and Headquarters	(38,742)	(33,227)	(115,233)	(104,895)
Total Operating Income (Loss)	$120,113	$(723,614)	$(423,583)	$(572,108)

(1)                               Presented below is a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Total Segment Operating Income (Loss)	$120,113	$(723,614)	$(423,583)	$(572,108)
Non-operating Expense (Income):
Interest expense	63,336	62,257	187,034	186,771
Interest and net investment income	(2,360)	(3,961)	(6,528)	(7,999)
Loss on extinguishment of debt	—	16,361	—	55,554
Other expense	148	141	435	492
Income (Loss) from Continuing Operations before Income Taxes	$58,989	$(798,412)	$(604,524)	$(806,926)

(2)                             As described in Note 5, includes, as a result of the Company’s impairment testing of goodwill and indefinite-lived intangible assets, pre-tax non-cash impairment charges of $673.3 million recorded in the second quarter and reflected in the nine months ended September 2013 to reduce the carrying value of TruGreen’s goodwill and trade name. Also includes pre-tax non-cash impairment charges of $845.2 million and $912.9 million recorded in the three and nine months ended September 30, 2012, respectively, to reduce the carrying value of the TruGreen’s goodwill and trade name.

(3)                             Includes restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at American Home Shield and ServiceMaster Clean, a potential transaction to separate TruGreen from the Company, and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters.

Presented below is a summary of restructuring charges by segment:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Restructuring charges:
Terminix	$139	$77	$1,101	$2,894
TruGreen	941	1,123	1,347	1,943
American Home Shield	—	536	—	536
ServiceMaster Clean	51	154	350	621
Other Operations and Headquarters	4,625	1,432	6,533	6,344
Total restructuring charges	$5,756	$3,322	$9,331	$12,338

Note 15. Related Party Transactions

In connection with the Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees of $1.6 million and $4.7 million in each of the three and nine month periods ended September 30, 2013 and 2012, respectively, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. There were no additional fees incurred in each of the three and nine month periods ended September 30, 2013 and 2012. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R’s election.

In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that owned shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings, and, effective January 1, 2012, the annual consulting fee payable to BAS was reduced to $0.25 million. The Company pays annual consulting fees of $0.5 million, $0.25 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded aggregate consulting fees related to these agreements of $0.25 million and $0.75 million in each of the three and nine month periods ended September 30, 2013 and 2012, respectively, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

On April 19, 2013, the Company entered into a revolving promissory note with Holdings with a maximum borrowing capacity of $25.0 million that is scheduled to mature on April 18, 2018. Amounts outstanding under this agreement shall bear interest at the rate of 5.0 percent per annum. As of September 30, 2013, Holdings had borrowed $12.0 million under this note.

Note 16. Fair Value Measurements

The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income (loss) if the decline in value is other than temporary. The carrying amount of total debt was $3.968 billion and $3.961 billion and the estimated fair value was $3.891 billion and $4.018 billion as of September 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2013 and December 31, 2012.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the nine month periods ended September 30, 2013 and 2012.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		As of September 30, 2013
			Estimated Fair Value Measurements
(In thousands)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$12,037	$12,037	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	154,614	62,974	91,640	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	694	—	—	694
Noncurrent	Other assets	9	—	—	9
Total financial assets		$167,354	$75,011	$91,640	$703

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$151	$—	$—	$151
Noncurrent	Other long-term obligations, primarily self-insured claims	254	—	—	254
Total financial liabilities		$405	$—	$—	$405

		As of December 31, 2012
			Estimated Fair Value Measurements
(In thousands)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$11,987	$11,987	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	133,816	45,152	88,664	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	1,957	—	—	1,957
Total financial assets		$147,760	$57,139	$88,664	$1,957

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$113	$—	$—	$113
Interest rate swap contracts	Other accrued liabilities	7,349	—	7,349	—
Total financial liabilities		$7,462	$—	$7,349	$113

The carrying amount and estimated fair value of the Company’s assets that were recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2013 are as follows:

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

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

(In thousands)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2012	$1,844
Total gains (realized and unrealized)
Included in earnings	1,613
Included in accumulated other comprehensive income	(1,546)
Settlements, net	(1,613)
Balance as of September 30, 2013	$298

(In thousands)	Fuel Swap Contract (Liabilities) Assets
Balance as of December 31, 2011	$(733)
Total gains (realized and unrealized)
Included in earnings	1,718
Included in accumulated other comprehensive income	2,062
Settlements, net	(1,718)
Balance as of September 30, 2012	$1,329

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments as of September 30, 2013 and December 31, 2012:

Item	Fair Value as of September 30, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$298	Discounted	Forward Unleaded Price per Gallon(1)	$3.32-$3.72	$3.52
		Cash Flows	Forward Diesel Price per Gallon(1)	$3.84-$3.97	$3.90

Item	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$1,844	Discounted	Forward Unleaded Price per Gallon(1)	$3.36-$3.73	$3.55
		Cash Flows	Forward Diesel Price per Gallon(1)	$3.88-$3.96	$3.90

(1)                                 Forward price per gallon for unleaded and diesel were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

The Company uses derivative financial instruments to manage risks associated with changes in fuel prices and has in the past used, and may in the future use, derivative financial instruments to manage risks associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. In designating its derivative financial instruments as hedging instruments under accounting standards for derivative instruments, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected changes in cash flows of the associated forecasted transactions. All of the Company’s designated hedging instruments are classified as cash flow hedges.

The Company has historically hedged a significant portion of its annual fuel consumption of approximately 20 million gallons. The Company has also historically hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements, although the Company has no interest rate swap agreements outstanding as of September 30, 2013. All of the Company’s fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the condensed consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the condensed consolidated statements of cash flows, other than cash flows related to one amended interest rate swap contract which are classified as financing activities.

The effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) and accumulated other comprehensive income on the condensed consolidated statements of financial position is presented as follows:

(In thousands)

Derivatives designated as Cash Flow Hedge	Effective Portion of (Loss) Gain Recognized in Accumulated Other Comprehensive Income	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Location of Gain (Loss)
Relationships	Nine months ended September 30, 2013		included in Earnings

Fuel swap contracts	$(1,546)	$1,613	Cost of services rendered and products sold
Interest rate swap contracts	$4,631	$(4,731)	Interest expense

Derivatives designated as Cash Flow Hedge	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Income	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Location of Gain (Loss)
Relationships	Nine months ended September 30, 2012		included in Earnings

Fuel swap contracts	$2,062	$1,718	Cost of services rendered and products sold
Interest rate swap contracts	$14,913	$(19,611)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the nine months ended September 30, 2013. As of September 30, 2013, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $37.4 million, maturing through 2014. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2013, the Company had posted $2.5 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s senior secured revolving credit facility (the “Revolving Credit Facility”).

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $0.3 million, net of tax, as of September 30, 2013. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended September 30, 2013 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$684,064	$261,835	$(17,077)	$928,822

Operating Costs and Expenses:
Cost of services rendered and products sold	—	432,914	118,766	(16,875)	534,805
Selling and administrative expenses	1,997	152,485	99,938	(107)	254,313
Amortization expense	—	13,179	656	—	13,835
Restructuring charges	4,267	1,133	356	—	5,756
Total operating costs and expenses	6,264	599,711	219,716	(16,982)	808,709

Operating (Loss) Income	(6,264)	84,353	42,119	(95)	120,113

Non-operating Expense (Income):
Interest expense (income)	28,701	34,665	(30)	—	63,336
Interest and net investment income	(65)	(1,159)	(1,041)	(95)	(2,360)
Other expense	—	—	148	—	148

(Loss) Income from Continuing Operations before Income Taxes	(34,900)	50,847	43,042	—	58,989
(Benefit) provision for income taxes	(3,811)	(3,155)	19,538	—	12,572
Equity in losses of joint venture	—	—	(50)	—	(50)

(Loss) Income from Continuing Operations	(31,089)	54,002	23,454	—	46,367

Loss from discontinued operations, net of income taxes	—	(618)	(61)	—	(679)
Equity in earnings of subsidiaries (net of tax)	76,777	19,148	—	(95,925)	—
Net Income	$45,688	$72,532	$23,393	$(95,925)	$45,688

Total Comprehensive Income	$47,688	$73,157	$24,734	$(97,891)	$47,688

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Nine Months Ended September 30, 2013 (Unaudited)

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,850,060	$674,773	$(49,242)	$2,475,591

Operating Costs and Expenses:
Cost of services rendered and products sold	—	1,193,700	314,132	(48,544)	1,459,288
Selling and administrative expenses	9,732	414,965	291,261	(319)	715,639
Amortization expense	—	39,790	1,873	—	41,663
Goodwill and trade name impairment	—	667,990	5,263	—	673,253
Restructuring charges	4,267	2,821	2,243	—	9,331
Total operating costs and expenses	13,999	2,319,266	614,772	(48,863)	2,899,174

Operating (Loss) Income	(13,999)	(469,206)	60,001	(379)	(423,583)

Non-operating Expense (Income):
Interest expense (income)	84,200	103,009	(175)	—	187,034
Interest and net investment (income) loss	(2,268)	5,302	(9,183)	(379)	(6,528)
Other expense	—	—	435	—	435

(Loss) Income from Continuing Operations before Income Taxes	(95,931)	(577,517)	68,924	—	(604,524)
(Benefit) provision for income taxes	(28,932)	(154,041)	64,863	—	(118,110)
Equity in losses of joint venture	—	—	(164)	—	(164)

(Loss) Income from Continuing Operations	(66,999)	(423,476)	3,897	—	(486,578)

Loss from discontinued operations, net of income taxes	—	(974)	(101)	—	(1,075)
Equity in earnings of subsidiaries (net of tax)	(420,654)	4,266	—	416,388	—
Net (Loss) Income	$(487,653)	$(420,184)	$3,796	$416,388	$(487,653)

Total Comprehensive (Loss) Income	$(486,619)	$(420,141)	$2,667	$417,474	$(486,619)

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of September 30, 2013

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$280,480	$15,521	$62,505	$—	$358,506
Marketable securities	—	—	39,199	—	39,199
Receivables	1,719	172,652	560,799	(235,666)	499,504
Inventories	—	55,743	2,520	—	58,263
Prepaid expenses and other assets	13,973	42,336	26,365	(6,976)	75,698
Deferred customer acquisition costs	—	30,807	15,347	—	46,154
Deferred taxes	38,594	60,563	3,319	—	102,476
Total Current Assets	334,766	377,622	710,054	(242,642)	1,179,800
Property and Equipment:
At cost	—	503,791	218,011	—	721,802
Less: accumulated depreciation	—	(258,376)	(95,584)	—	(353,960)
Net Property and Equipment	—	245,415	122,427	—	367,842

Other Assets:
Goodwill	—	1,648,967	366,522	—	2,015,489
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,342,087	740,013	—	2,082,100
Notes receivable	2,037,521	10	31,717	(2,033,288)	35,960
Long-term marketable securities	12,037	—	115,415	—	127,452
Investments in and advances to subsidiaries	1,862,146	1,195,495	—	(3,057,641)	—
Other assets	44,140	33,507	12,711	(43,507)	46,851
Debt issuance costs	43,048	—	9	—	43,057
Total Assets	$4,333,658	$4,843,103	$2,098,868	$(5,377,078)	$5,898,551

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$2,586	$73,552	$50,743	$—	$126,881
Accrued liabilities:
Payroll and related expenses	1,789	35,714	43,107	—	80,610
Self-insured claims and related expenses	—	36,417	61,288	—	97,705
Accrued interest payable	19,600	—	37	(413)	19,224
Other	1,105	29,683	37,658	(6,563)	61,883
Deferred revenue	—	140,868	373,437	—	514,305
Liabilities of discontinued operations	—	1,109	111	—	1,220
Current portion of long-term debt	116,591	27,700	151,442	(235,666)	60,067
Total Current Liabilities	141,671	345,043	717,823	(242,642)	961,895

Long-Term Debt	3,815,529	2,062,535	63,154	(2,033,288)	3,907,930

Other Long-Term Liabilities:
Deferred taxes	—	578,399	268,478	(43,507)	803,370
Intercompany payable	283,749	—	361,422	(645,171)	—
Other long-term obligations, primarily self insured claims	21,326	34,886	97,761	—	153,973
Total Other Long-Term Liabilities	305,075	613,285	727,661	(688,678)	957,343

Shareholder’s Equity	71,383	1,822,240	590,230	(2,412,470)	71,383

Total Liabilities and Shareholder’s Equity	$4,333,658	$4,843,103	$2,098,868	$(5,377,078)	$5,898,551

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

THE SERVICEMASTER COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2013

(In thousands)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$316,528	$13,842	$92,375	$—	$422,745

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(68,974)	181,694	33,955	(37,616)	109,059

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(30,936)	(26,765)	—	(57,701)
Sale of equipment and other assets	—	1,081	57	—	1,138
Other business acquisitions, net of cash acquired	—	(6,807)	(15,770)	—	(22,577)
Notes receivable, financial investments and securities, net	—	750	(22,803)	—	(22,053)
Notes receivable from affiliate	(11,973)	—	—	—	(11,973)
Net Cash Used for Investing Activities from Continuing Operations	(11,973)	(35,912)	(65,281)	—	(113,166)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	855	—	—	—	855
Payments of debt	(20,763)	(19,742)	(1,267)	—	(41,772)
Discount paid on issuance of debt	(12,200)	—	—	—	(12,200)
Debt issuance costs paid	(5,575)	—	—	—	(5,575)
Shareholders’ dividends	—	(18,808)	(18,808)	37,616	—
Net intercompany advances	82,582	(104,240)	21,658	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	44,899	(142,790)	1,583	37,616	(58,692)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(1,313)	(127)	—	(1,440)
Net Cash Used for Discontinued Operations	—	(1,313)	(127)	—	(1,440)

Cash (Decrease) Increase During the Period	(36,048)	1,679	(29,870)	—	(64,239)

Cash and Cash Equivalents at End of Period	$280,480	$15,521	$62,505	$—	$358,506

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

The Company has announced that Holdings is planning a transaction (the “Transaction”) to spin off the TruGreen business through a tax-free, pro rata dividend to the stockholders of Holdings.  The Company is working toward a separation of TruGreen from the Company on or about December 31, 2013.  Upon completion of the Transaction, TruGreen will be an independent, private company.  The Company will not receive any payment or consideration in the Transaction, and the Company has no plans to repay any of its outstanding indebtedness as a result of the Transaction. The proposed separation of TruGreen from the Company is a complex transaction and is subject to approval by the board of directors of Holdings and various other important closing conditions.  There can be no assurance that we will undertake, or complete, the Transaction.

Roger A. Cregg, our former Chief Financial Officer (“CFO”), resigned from the Company effective November 27, 2012. David W. Martin, our Chief Accounting Officer, served as Interim CFO until September 16, 2013, when Alan J. M. Haughie was elected to serve as CFO of ServiceMaster.

Results of Operations

The Company reported operating revenue of $928.8 million and $900.7 million for the third quarter of 2013 and 2012, respectively, and $2.476 billion and $2.518 billion for the nine months ended September 30, 2013 and 2012, respectively. The change in operating revenue was driven by the results of our business units as described in our “Segment Review.”

Operating income was $120.1 million for the third quarter of 2013 compared to operating loss of $723.6 million for the third quarter of 2012. Operating loss was $423.6 million and $572.1 million for the nine months ended September 30, 2013 and 2012, respectively. Income from continuing operations before income taxes was $59.0 million for the third quarter of 2013 compared to loss from continuing operating before income taxes of $798.4 million for the third quarter of 2012. Loss from continuing operations before income taxes was $604.5 million and $806.9 million for the nine months ended September 30, 2013 and 2012, respectively.

The increase in income from continuing operations before income taxes primarily reflects the net effect of year over year changes in the following items:

(In thousands)	Three Months Ended September 30, 2013 Compared to September 30, 2012	Nine Months Ended September 30, 2013 Compared to September 30, 2012
Non-cash goodwill and trade name impairment(1)	$845,173	$239,620
Loss on extinguishment of debt(2)	16,361	55,554
Restructuring charges(3)	(2,434)	3,007
Interest expense(4)	(1,079)	(263)
Segment results(5)	163	(96,307)
Other	(783)	791
	$857,401	$202,402

(1)                                 Represents the decrease in pre-tax non-cash impairment charges recorded in the three and nine months ended September 30, 2013 and 2012, respectively, to reduce the carrying values of TruGreen’s goodwill and trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further details.

(2)                                 Represents the loss on extinguishment of debt recorded in the three and nine months ended September 30, 2012 related to the redemption of $996 million aggregate principal amount of the outstanding 10.75 percent senior notes due 2015 (the “2015 Notes”).

(3)                                 Represents the net change in restructuring charges primarily related to the net impact of a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of field leadership at American Home Shield and ServiceMaster Clean, a potential transaction to separate TruGreen from the Company, and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters. See Note 3 to the condensed consolidated financial statements for further details.

(4)                                 Represents the increase in interest expense during the three and nine months ended September 30, 2013 as compared to 2012 as a result of increases in our weighted average interest rate and average long-term debt balance.

(5)                                 Represents the net change in segment operating performance as described in our “Segment Review.” Includes key executive transition charges of $1.6 million and $8.6 million recorded in the three and nine months ended

September 30, 2013, respectively, which included recruiting costs and signing bonuses related to the hiring of Robert J. Gillette, our new Chief Executive Officer (“CEO”), and Alan J. M. Haughie, our new CFO, separation charges related to the resignation of Harry J Mullany III, our former CEO, and recruiting costs and signing bonuses related to the hiring of other key executives and key executive transition charges of $0.8 million and $2.3 million recorded in the three and nine months ended September 30, 2012, respectively, which included recruiting costs and a signing bonus related to the hiring of the new President of American Home Shield and separation charges related to the retirement of the former President of ServiceMaster Clean. Also includes a $2.5 million impairment of licensed intellectual property at Terminix recorded in the nine months ended September 30, 2012 and technology related costs of $4.2 million recorded in the nine months ended September 30, 2012, which related to the abandonment of certain internally developed software at Merry Maids.

Operating and Non-Operating Expenses

Cost of Services Rendered and Products Sold

The Company reported cost of services rendered and products sold of $534.8 million for the third quarter of 2013 compared to $514.6 million for the third quarter of 2012. As a percentage of operating revenue, these costs increased to 57.6 percent for the third quarter of 2013 from 57.1 percent for the third quarter of 2012. This percentage increase primarily reflects labor, chemical and vehicle inefficiency and higher bad debt expense at TruGreen, offset, in part, by lower claims costs at American Home Shield and lower termite damage claims expense at Terminix.

The Company reported cost of services rendered and products sold of $1.459 billion for the nine months ended September 30, 2013 compared to $1.434 billion for the nine months ended September 30, 2012. As a percentage of operating revenue, these costs increased to 58.9 percent for the nine months ended September 30, 2013 from 57.0 percent for the nine months ended September 30, 2012. This percentage increase primarily reflects reduced leverage due to the decline in operating revenue; labor, chemical and vehicle inefficiency and higher bad debt expense at TruGreen; higher bad debt expense and higher insurance costs at Terminix and higher expenses in our automobile, general liability and workers’ compensation insurance program, offset, in part, by lower claims costs at American Home Shield, including a favorable adjustment to reserves for prior year contract claims; lower termite damage claims expense at Terminix; and a $2.5 million impairment of licensed intellectual property at Terminix and a $4.2 million impairment of certain internally developed software at Merry Maids recorded in the first nine months of 2012 for which there were no similar impairments recorded in the first nine months of 2013.

Selling and Administrative Expenses

The Company reported selling and administrative expenses of $254.3 million for the third quarter of 2013 compared to $246.0 million for the third quarter of 2012. As a percentage of operating revenue, these costs increased to 27.4 percent for the third quarter of 2013 from 27.3 percent for the third quarter of 2012. This percentage increase primarily reflects higher sales and marketing costs at American Home Shield and higher sales staffing levels at TruGreen, offset, in part by lower incentive compensation expense at Terminix, lower provisions for certain legal matters at American Home Shield and lower costs in our centers of excellence.

The Company reported selling and administrative expenses of $715.6 million for the nine months ended September 30, 2013 compared to $679.3 million for the nine months ended September 30, 2012. As a percentage of operating revenue, these costs increased to 28.9 percent for the nine months ended September 30, 2013 from 27.0 percent for the nine months ended September 30, 2012. This percentage increase primarily reflects reduced leverage due to the decline in operating revenue; higher sales staffing levels, increased investments in sales tools and higher costs related to telephone and information technology systems at TruGreen; higher sales and marketing costs and investments to drive improvements in service delivery at American Home Shield; and higher key executive transition charges; offset, in part, by a reduction in tax-related reserves and lower provisions for certain legal matters at American Home Shield; lower incentive compensation expense at Terminix and lower costs in our centers of excellence.

Amortization Expense

Amortization expense was $13.8 million and $15.2 million for the third quarter of 2013 and 2012, respectively, and $41.7 million and $51.0 million for the nine months ended September 30, 2013 and 2012, respectively. The decreases are a result of certain finite-lived intangible assets recorded in connection with the Merger being fully amortized.

Goodwill and Trade Name Impairments

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in three months ended September 30, 2013.

Based on the circumstances discussed below, interim impairment assessments for TruGreen’s goodwill and indefinite-lived trade name were conducted for the quarter ended June 30, 2013. During the third quarter of 2013, the Company finalized its June 30, 2013 TruGreen valuation and had no adjustments to the impairment charges recorded in the second quarter of 2013. Based on the interim impairment assessment, the results of operations for the nine months ended September 30, 2013 include a non-cash goodwill impairment charge of $417.5 million to reduce the carrying value of TruGreen’s goodwill to its estimated fair value of zero as of June 30, 2013. The results of operations for the three and nine months ended September 30, 2012 include a non-cash goodwill impairment charge of $794.2 million to reduce the carrying value of TruGreen’s goodwill to its then estimated fair value. The results of operations for the nine months ended September 30, 2013 also include a non-cash trade name impairment charge of $255.8 million to reduce the carrying value of the TruGreen trade name to its estimated fair value of $351.0 million as of June 30, 2013. The results of operations for the three and nine months ended September 30, 2012 include non-cash trade name impairment charges of $51.0 million and $118.7 million, respectively, to reduce the carrying value of the TruGreen trade name to its then estimated fair value.

Goodwill Impairment

Based on the revenue and operating results of TruGreen in the first six months of 2013 and the outlook for the remainder of 2013 and future years, the Company concluded there was an impairment indicator requiring an interim goodwill impairment assessment for TruGreen as of June 30, 2013. The Company estimated that the implied fair value of goodwill as of such date was less than the carrying value for TruGreen by $417.5 million, which was recorded as a non-cash goodwill impairment charge in the second quarter of 2013. As of September 30, 2013, there was no goodwill remaining at TruGreen.

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

Restructuring Charges

The Company incurred restructuring charges of $5.8 million and $3.3 million for the third quarter of 2013 and 2012, respectively, and $9.3 million and $12.3 million for the nine months ended September 30, 2013 and 2012, respectively. Restructuring charges were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Terminix branch optimization(1)	$139	$77	$1,101	$2,894
TruGreen reorganization and restructuring(2)	941	1,123	1,347	1,943
American Home Shield reorganization(3)	—	536	—	536
ServiceMaster Clean reorganization(3)	51	154	350	621
TruGreen strategic initiatives(4)	4,267	—	4,267	—
Centers of excellence initiative(5)	358	1,432	2,266	6,344
Total restructuring charges	$5,756	$3,322	$9,331	$12,338

(1)                                 For the three months ended September 30, 2013, these charges included lease termination costs. For the nine months ended September 30, 2013, these charges included severance costs of $0.1 million and lease termination costs of $1.0 million. For the three and nine months ended September 30, 2012, these charges included lease termination costs.

(2)                                 For the three and nine months ended September 30, 2013 and the three months ended September 30, 2012, these charges included severance costs. For the nine months ended September 30, 2012, these charges included severance costs of $1.4 million and lease termination costs of $0.5 million.

(3)                                 For the three and nine months ended September 30, 2013 and 2012, these charges included severance costs.

(4)                                 Represents external incremental expenses incurred by the Company directly related to the potential transaction to separate TruGreen from the Company.  For the three and nine months ended September 30, 2013, these charges included professional fees.

(5)                                Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide company-wide administrative services for our operations that we refer to as “centers of excellence.” For the three months ended September 30, 2013, these charges included severance and other costs. For the three months ended September 30, 2012, these charges included professional fees of $0.7 million and severance and other costs of $0.7 million. For the nine months ended September 30, 2013 and 2012, these charges included professional fees of $1.4 million and $2.1 million, respectively, and severance and other costs of $0.9 million and $4.2 million, respectively.

Non-Operating Expense

Non-operating expense totaled $61.1 million and $74.8 million for the third quarter of 2013 and 2012, respectively. This decrease is primarily due to a $16.4 million loss on extinguishment of debt recorded in the third quarter of 2012 related to the redemption of the remaining $396 million aggregate principal amount of the 2015 Notes, offset, in part, by a $1.1 million increase in interest expense as a result of an increase in our weighted-average interest rate and average long-term debt balance and a $1.6 million decrease in interest and net investment income.

Non-operating expense totaled $180.9 million and $234.8 million for the nine months ended September 30, 2013 and 2012, respectively. This decrease is primarily due to a $55.6 million loss on extinguishment of debt recorded in the nine months ended September 30, 2012 related to the redemption of the remaining $996 million aggregate principal amount of the 2015 Notes, offset, in part, by a $0.3 million increase in interest expense as a result of an increase in our weighted average interest rate and average long-term debt balance and a $1.5 million decrease in interest and net investment income.

Interest and net investment income was comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Realized gains(1)	$828	$2,626	$3,510	$5,376
Deferred compensation trust(2)	635	532	1,499	1,286
Other(3)	897	803	1,519	1,337
Interest and net investment income	$2,360	$3,961	$6,528	$7,999

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

Income Taxes

The effective tax rate on income (loss) from continuing operations was 21.3 percent for the three months ended September 30, 2013 compared to 11.8 percent for the three months ended September 30, 2012. The effective tax rate for both periods was affected by the impairment of permanently nondeductible goodwill.

The effective tax rate on loss from continuing operations was 19.5 percent for the nine months ended September 30, 2013 compared to 11.9 percent for the nine months ended September 30, 2012. The effective tax rate for both periods was affected by the impairment of permanently nondeductible goodwill.

Net Income (Loss)

Net income for the third quarter of 2013 was $45.7 million compared to net loss for the third quarter of 2012 of $704.4 million. The $750.1 million increase was driven by an $857.4 million increase in income from continuing operations before income taxes, offset, in part, by a $106.9 million increase in provision for income taxes and a $0.5 million increase in loss from discontinued operations, net of income taxes.

Net loss for the nine months ended September 30, 2013 and 2012 was $487.7 million and $711.4 million, respectively. The $223.8 million improvement was driven by a $202.4 million increase in income from continuing operations before income taxes and a $22.2 million increase in benefit for income taxes, offset, in part, by a $0.8 million increase in loss from discontinued operations, net of income taxes.

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

	Key Performance Indicators as of September 30,
	2013	2012
Terminix—
(Reduction) Growth in Pest Control Customers	(1.1)%	4.0%
Pest Control Customer Retention Rate	79.4%	80.0%
Reduction in Termite Customers	(2.4)%	(1.2)%
Termite Customer Retention Rate	85.3%	85.9%
TruGreen —
Reduction in Full Program Accounts(1)	(7.8)%	(13.7)%
Customer Retention Rate(1)	66.9%	68.4%
American Home Shield—
Growth (Reduction) in Home Warranties and Preventative Maintenance Contracts	1.8%	(0.9)%
Customer Retention Rate	73.3%	74.1%

(1)                    During the third quarter of 2013, the Company refined its customer count data, which impacted the above metrics as of December 31, 2012 and subsequent periods. As of December 31, 2012, March 31, 2013 and June 30, 2013, the adjusted Reduction in Full Program Accounts is 12.2 percent, 11.4 percent and 7.4 percent, respectively, compared to the originally reported reductions of 11.3 percent, 9.8 percent and 5.0 percent. As of December 31, 2012, March 31, 2013 and June 30, 2013, the adjusted Customer Retention Rate is 67.9 percent, 68.7 percent and 68.8 percent, respectively, compared to the originally reported rates of 68.6 percent, 69.9 percent and 70.6 percent.

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

Operating Revenues and Operating Performance by operating segment are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Operating Revenue:
Terminix	$333,539	$317,439	$1,011,867	$976,103
TruGreen	313,852	312,977	715,499	795,460
American Home Shield	218,546	213,255	567,886	580,694
ServiceMaster Clean	39,370	34,604	111,080	98,958
Other Operations and Headquarters	23,515	22,418	69,259	66,332
Total Operating Revenue	$928,822	$900,693	$2,475,591	$2,517,547

Operating Performance:
Terminix	$77,348	$69,566	$263,426	$249,239
TruGreen	40,188	58,917	25,523	144,061
American Home Shield	59,863	49,758	133,955	125,167
ServiceMaster Clean	17,310	14,870	49,502	40,659
Other Operations and Headquarters	(25,563)	(24,128)	(86,856)	(77,269)
Total Operating Performance	$169,146	$168,983	$385,550	$481,857

Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations	$(1,109)	$(331)	$(1,755)	$(939)

The following table presents reconciliations of operating income (loss) to Adjusted EBITDA and Operating Performance for the periods presented.

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Three Months Ended September 30, 2013
Operating income (loss)(1)	$59,100	$26,711	$57,103	$15,941	$(38,742)	$120,113
Depreciation and amortization expense	18,109	12,536	1,932	1,250	3,382	37,209
EBITDA	77,209	39,247	59,035	17,191	(35,360)	157,322
Interest and net investment income(2)	—	—	828	68	1,464	2,360
Adjusted EBITDA	77,209	39,247	59,863	17,259	(33,896)	159,682
Non-cash stock-based compensation expense	—	—	—	—	1,895	1,895
Restructuring charges(4)	139	941	—	51	4,625	5,756
Management and consulting fees(5)	—	—	—	—	1,813	1,813
Operating Performance	$77,348	$40,188	$59,863	$17,310	$(25,563)	$169,146
Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(1,109)	$(1,109)

Three Months Ended September 30, 2012
Operating income (loss)(1)	$51,120	$(799,163)	$44,359	$13,297	$(33,227)	$(723,614)
Depreciation and amortization expense	18,369	11,784	2,237	1,254	3,012	36,656
EBITDA	69,489	(787,379)	46,596	14,551	(30,215)	(686,958)
Interest and net investment income(2)	—	—	2,626	165	1,170	3,961
Non-cash goodwill and trade name impairment(3)	—	845,173	—	—	—	845,173
Adjusted EBITDA	69,489	57,794	49,222	14,716	(29,045)	162,176
Non-cash stock-based compensation expense	—	—	—	—	1,673	1,673
Restructuring charges(4)	77	1,123	536	154	1,432	3,322
Management and consulting fees(5)	—	—	—	—	1,812	1,812
Operating Performance	$69,566	$58,917	$49,758	$14,870	$(24,128)	$168,983
Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(331)	$(331)

(in thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations and Headquarters	Total
Nine Months Ended September 30, 2013
Operating income (loss)(1)	$207,876	$(686,188)	$124,521	$45,441	$(115,233)	$(423,583)
Depreciation and amortization expense	54,449	37,111	5,924	3,643	10,104	111,231
EBITDA	262,325	(649,077)	130,445	49,084	(105,129)	(312,352)
Interest and net investment income(2)	—	—	3,510	68	2,950	6,528
Non-cash goodwill and trade name impairment(3)	—	673,253	—	—	—	673,253
Adjusted EBITDA	262,325	24,176	133,955	49,152	(102,179)	367,429
Non-cash stock-based compensation expense	—	—	—	—	3,352	3,352
Restructuring charges(4)	1,101	1,347	—	350	6,533	9,331
Management and consulting fees(5)	—	—	—	—	5,438	5,438
Operating Performance	$263,426	$25,523	$133,955	$49,502	$(86,856)	$385,550
Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(1,755)	$(1,755)

Nine Months Ended September 30, 2012
Operating income (loss)(1)	$188,628	$(804,694)	$112,743	$36,110	$(104,895)	$(572,108)
Depreciation and amortization expense	57,725	33,947	6,512	3,763	8,256	110,203
EBITDA	246,353	(770,747)	119,255	39,873	(96,639)	(461,905)
Interest and net investment income(2)	—	—	5,376	165	2,458	7,999
Non-cash goodwill and trade name impairment(3)	—	912,873	—	—	—	912,873
Adjusted EBITDA	246,353	142,126	124,631	40,038	(94,181)	458,967
Non-cash stock-based compensation expense	—	—	—	—	5,131	5,131
Non-cash credits attributable to purchase accounting(7)	(8)	(8)	—	—	—	(16)
Restructuring charges(4)	2,894	1,943	536	621	6,344	12,338
Management and consulting fees(5)	—	—	—	—	5,437	5,437
Operating Performance	$249,239	$144,061	$125,167	$40,659	$(77,269)	$481,857
Memo: Items excluded from Operating Performance:
Operating Performance of discontinued operations(6)	$—	$—	$—	$—	$(939)	$(939)

(1)                                 Presented below is a reconciliation of total segment operating income (loss) to net income (loss):

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Total Segment Operating Income (Loss)	$120,113	$(723,614)	$(423,583)	$(572,108)
Non-operating Expense (Income):
Interest expense	63,336	62,257	187,034	186,771
Interest and net investment income	(2,360)	(3,961)	(6,528)	(7,999)
Loss on extinguishment of debt	—	16,361	—	55,554
Other expense	148	141	435	492
Income (Loss) from Continuing Operations before Income Taxes	58,989	(798,412)	(604,524)	(806,926)
Provision (benefit) for income taxes	12,572	(94,303)	(118,110)	(95,956)
Equity in losses of joint venture	(50)	(50)	(164)	(161)
Income (Loss) from Continuing Operations	46,367	(704,159)	(486,578)	(711,131)
Loss from discontinued operations, net of income taxes	(679)	(203)	(1,075)	(289)
Net Income (Loss)	$45,688	$(704,362)	$(487,653)	$(711,420)

(2)                                Interest and net investment income is primarily comprised of investment income and realized gain (loss) on our American Home Shield segment investment portfolio. Cash, short- and long-term marketable securities associated with regulatory requirements in connection with American Home Shield and for other purposes totaled $237.0 million as of September 30, 2013. American Home Shield interest and net investment income was $0.8 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively, and $3.5 million and $5.4 million for the nine months ended September 30, 2013 and 2012, respectively. The balance of interest and net investment income primarily relates to (i) investment income from our employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income (loss) from continuing operations before income taxes) and (ii) interest income on other cash balances.

(3)                               Represents pre-tax non-cash impairment charges recorded in the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 to reduce the carrying values of TruGreen’s goodwill and trade name as a result of the Company’s interim impairment testing of indefinite-lived intangible assets. See Note 5 to the condensed consolidated financial statements for further details.

(4)                              Represents restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, reorganization of leadership at American Home Shield and ServiceMaster Clean, a potential transaction to separate TruGreen from the Company, and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters.

(5)                                 Represents management and consulting fees payable to certain related parties. See Note 15 to the condensed consolidated financial statements for further information on management and consulting fees.

(6)                                There are no adjustments necessary to reconcile operating loss from discontinued operations to Operating Performance from discontinued operations for the three and nine months ended September 30, 2013 and 2012.

(7)                                The Merger was accounted for using purchase accounting. This adjustment represents the aggregate, non-cash adjustments (other than amortization and depreciation) attributable to the application of purchase accounting.

Terminix Segment

Three Months Ended September 30, 2013

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 5.1 percent increase in operating revenue, a 15.6 percent increase in operating income and an 11.2 percent increase in Operating Performance for the third quarter of 2013 compared to the third quarter of 2012. Pest control revenue, which was 58 percent of the segment’s operating revenue in the third quarter of 2013, increased 3.9 percent compared to 2012, reflecting improved price realization, offset, in part, by a 0.5 percent decrease in average pest control customer counts. Absolute pest control customer counts as of September 30, 2013 compared to September 30, 2012 decreased 1.1 percent, driven by a decrease in new unit sales and acquisitions and a 60 bps decrease in the customer retention rate. Termite revenue, which was 36 percent of the segment’s operating revenue in the third quarter of 2013, increased 4.8 percent compared to 2012. Termite renewal revenue comprised 51 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects improved price realization on new units and renewals and an increase in termite new unit sales during the quarter, offset, in part, by a 2.3 percent decrease in average customer counts. Absolute termite customer counts as of September 30, 2013 compared to September 30, 2012 declined 2.4 percent driven by a decrease in new unit sales during the last twelve month period and a 60 bps decrease in the customer retention rate. Product distribution revenue, which has lower margins than pest or termite revenue and accounted for approximately six percent of total segment operating revenue, increased $3.4 million in the third quarter of 2013 compared to 2012.

Terminix’s Operating Performance increased $7.8 million for the third quarter of 2013 compared to the third quarter of 2012. This increase primarily reflects the impact of higher operating revenue, lower incentive compensation expense and lower termite damage claims expense, offset, in part, by the impact of higher product distribution revenue, which has lower margins than pest or termite revenue.

Nine Months Ended September 30, 2013

The Terminix segment reported a 3.7 percent increase in operating revenue, a 10.2 percent increase in operating income and a 5.7 percent increase in Operating Performance for the first nine months of 2013 compared to the first nine months of 2012. Pest control revenue, which was 54 percent of the segment’s operating revenue in the first nine months of 2013, increased 4.1 percent compared to 2012, reflecting improved price realization, offset, in part, by a 0.2 percent decrease in average pest control customer counts. Absolute pest control customer counts as of September 30, 2013 compared to September 30, 2012 decreased 1.1 percent, driven by a decrease in new unit sales and acquisitions and a 60 bps decrease in the customer retention rate. Termite revenue, which was 40 percent of the segment’s operating revenue in the first nine months of 2013, increased 2.7 percent compared to 2012. Termite renewal revenue comprised 53 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects improved price realization on new units and renewals, offset, in part, by a 2.0 percent decrease in average customer counts. Absolute termite customer counts as of September 30, 2013 compared to September 30, 2012 declined 2.4 percent driven by a decrease in new unit sales and a 60 bps decrease in the customer retention rate. Product distribution revenue, which has lower margins than pest or termite revenue and accounted for approximately five percent of total segment operating revenue, increased $3.5 million in the nine months ended September 30, 2013 compared to 2012.

Terminix’s Operating Performance increased $14.2 million for the first nine months of 2013 compared to the first nine months of 2012. Excluding a $2.5 million impairment of licensed intellectual property recorded in the first nine months of 2012, Terminix’s Operating Performance increased $11.7 million. This increase primarily reflects the impact of higher operating revenue, lower incentive compensation expense, and lower termite damage claims expense, offset, in part, by higher bad debt expense, and higher insurance costs.

Management Change

Effective November 11, 2013, William J. Derwin was appointed as President of the Company’s Terminix segment and reports to Rob Gillette, ServiceMaster’s CEO. Larry T. Pruitt, who had been serving as interim President of Terminix since March 2013, has been appointed Chief Operating Officer of Terminix and reports to Mr. Derwin.

TruGreen Segment

The TruGreen segment, which provides residential and commercial lawn, tree and shrub care services, ended 2012 with three key challenges: lower customer counts, a product offering that was too narrow and operational inefficiency due to changes in key technology. The Company has taken steps in the first nine months of 2013 to begin to address each of these challenges. First, the Company has made investments in all sales and marketing channels, including higher staffing levels, improved training programs and new sales tools. In addition, the Company redesigned its core product offerings and introduced a tiered product structure, giving customers varying price points to choose from.

Technology integration issues have impacted TruGreen’s ability to service its customers. These inefficiencies adversely impacted operating revenue in the first half of the year and continue to impact labor, vehicle and chemical costs. The Company continues to invest in, and improve, its newly implemented operating systems.

Three Months Ended September 30, 2013

TruGreen reported comparable operating revenue, an $825.9 million increase in operating income and a 31.8 percent decrease in Operating Performance for the third quarter of 2013 compared to the third quarter of 2012. Revenue from residential lawn service customers, which was 83 percent of the segment’s operating revenue in the third quarter of 2013, increased 0.9 percent compared to 2012, reflecting improved price realization, offset, in part, by a 7.7 percent decline in average residential full program customer counts. Absolute customer counts as of September 30, 2013 compared to September 30, 2012 declined 7.8 percent, driven by a lower customer base at the beginning of the period as compared to the prior year and a 150 bps decrease in the residential full program customer retention rate, offset, in part, by an increase in new unit sales. The decrease in the beginning customer base was significantly impacted by the design of our core product offerings in 2012.

TruGreen’s operating income for the third quarter of 2012 included pre-tax non-cash impairment charges of $845.2 million to reduce the carrying values of TruGreen’s goodwill and trade name to their estimated fair values as further discussed in Note 5 to the condensed consolidated financial statements. TruGreen’s Operating Performance decreased $18.7 million for the third quarter of 2013 compared to the third quarter of 2012. This decrease primarily reflects labor, chemical and vehicle inefficiency driven, in part, by integration issues with newly implemented technology; higher bad debt expense; and higher sales staffing levels.

Nine Months Ended September 30, 2013

The TruGreen segment reported a 10.1 percent decrease in operating revenue, a 14.7 percent improvement in operating loss and an 82.3 percent decrease in Operating Performance for the first nine months of 2013 compared to the first nine months of 2012. Revenue from residential lawn service customers, which was 82 percent of the segment’s operating revenue in the first nine months of 2013, decreased 10.7 percent compared to 2012, reflecting a 9.1 percent decline in average residential full program customer counts and inefficiencies in service delivery caused, in part, by integration issues with newly implemented technology. Absolute customer counts as of September 30, 2013 compared to September 30, 2012 declined 7.8 percent, driven by a lower customer base at the beginning of the year as compared to the prior year and a 150 bps decrease in the residential full program customer retention rate, offset, in part, by an increase in new unit sales. For the first nine months of 2013 compared to 2012, the segment’s operating revenue also reflects a $9.4 million decrease in revenue from commercial customers.

TruGreen’s operating income for the first nine months of 2013 and 2012 included pre-tax non-cash impairment charges of $673.3 million and $912.9 million, respectively, to reduce the carrying values of TruGreen’s goodwill and trade name to their estimated fair values as further discussed in Note 5 to the condensed consolidated financial statements. TruGreen’s Operating Performance decreased $118.5 million for the first nine months of 2013 compared to the first nine months of 2012. This decrease primarily reflects the impact of lower operating revenue; labor, chemical and vehicle inefficiency driven, in part, by integration issues with newly implemented technology; higher bad debt expense; higher sales staffing levels; higher costs related to telephone and information technology systems; and increased investments in sales tools.

American Home Shield Segment

Three Months Ended September 30, 2013

The American Home Shield segment, which provides home warranties and preventative maintenance contracts for household systems and appliances, reported a 2.5 percent increase in operating revenue, a 28.7 percent increase in operating income and a 20.3 percent increase in Operating Performance for the third quarter of 2013 compared to the third quarter of 2012. The operating revenue results reflect improved price realization and a 1.8 percent increase in average customer counts. Absolute customer counts as of September 30, 2013 increased 1.8 percent compared to September 30, 2012, driven by an increase in new unit sales, offset, in part, by an 80 bps decrease in the customer retention rate.

American Home Shield’s Operating Performance increased $10.1 million for the third quarter of 2013 compared to the third quarter of 2012. This increase primarily reflects the impact of higher operating revenue, lower claims costs and lower provisions for certain legal matters, offset, in part, by higher sales and marketing costs.

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

Nine Months Ended September 30, 2013

The American Home Shield segment reported a 2.2 percent decrease in operating revenue, a 10.4 percent increase in operating income and a 7.0 percent increase in Operating Performance for the first nine months of 2013 compared to the first nine months of 2012. The operating revenue results reflect a decrease due to differences between years in the timing of contract claims, offset, in part, by improved price realization and a 1.1 percent increase in average customer counts. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs. Absolute customer counts as of September 30, 2013 increased 1.8 percent compared to September 30, 2012, driven by an increase in new unit sales, offset, in part, by an 80 bps decrease in the customer retention rate.

American Home Shield’s Operating Performance increased $8.8 million for the first nine months of 2013 compared to the first nine months of 2012. American Home Shield’s Operating Performance included interest and net investment income from the American Home Shield investment portfolio of $3.5 million and $5.4 million for the first nine months of 2013 and 2012, respectively. Additionally, a $3.3 million reduction in tax related reserves was recorded in the first nine months of 2013, and a $5.4 million increase in tax related reserves was recorded in the first nine months of 2012. The remaining $2.0 million increase primarily reflects lower claims costs, including a favorable adjustment to reserves for prior year contract claims, and lower provisions for certain legal matters, offset, in part, by the impact of lower operating revenue, higher sales and marketing costs and investments to drive improvements in service delivery.

ServiceMaster Clean Segment

Three Months Ended September 30, 2013

The ServiceMaster Clean segment, which provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported a 13.8 percent increase in operating revenue, a 19.9 percent increase in operating income and a 16.4 percent increase in Operating Performance for the third quarter of 2013 compared to the third quarter of 2012. Domestic royalty fees, which were 51 percent of the segment’s operating revenue in the third quarter of 2013, increased 10.2 percent compared to 2012, primarily driven by increases in disaster restoration services. Revenue from janitorial national accounts, which was 14 percent of the segment’s operating revenue in the third quarter of 2013, increased 25.4 percent compared to 2012, driven by strong sales activity. Sales of products to franchisees, which were 9 percent of the segment’s operating revenue in the third quarter of 2013, increased 2.6 percent compared to 2012, driven by higher franchisee demand.

ServiceMaster Clean’s Operating Performance increased $2.4 million for the third quarter of 2013 compared to the third quarter of 2012. This increase primarily reflects the impact of higher operating revenue.

Nine Months Ended September 30, 2013

The ServiceMaster Clean segment reported a 12.2 percent increase in operating revenue, a 25.8 percent increase in operating income and a 21.7 percent increase in Operating Performance for the first nine months of 2013 compared to the first nine months of 2012. Domestic royalty fees, which were 52 percent of the segment’s operating revenue in the first nine months of 2013, increased 7.9 percent compared to 2012, primarily driven by increases in disaster restoration services. Revenue from janitorial national accounts, which was 14 percent of the segment’s operating revenue in the first nine months of 2013, increased 33.1 percent compared to 2012, driven by strong sales activity. Sales of products to franchisees, which were 9 percent of the segment’s operating revenue in the first nine months of 2013, increased 10.5 percent compared to 2012, driven by higher franchisee demand.

ServiceMaster Clean’s Operating Performance increased $8.8 million for the first nine months of 2013 compared to the first nine months of 2012. This increase primarily reflects the impact of higher operating revenue and lower key executive transition charges.

Other Operations and Headquarters Segment

Three Months Ended September 30, 2013

This segment includes the franchised and Company-owned operations of Merry Maids, SMAC and the Company’s headquarters functions. The segment reported a 4.9 percent increase in operating revenue, a 16.6 percent increase in operating loss and a 5.9 percent decrease in Operating Performance for the third quarter of 2013 compared to the third quarter of 2012.

Merry Maids, which accounted for 90.6 percent of the segment’s operating revenue in the third quarter of 2013, reported a 3.1 percent increase in operating revenue, a 24.0 percent increase in operating income and a 19.7 percent increase in Operating Performance for the third quarter of 2013 compared to the third quarter of 2012. Revenue from company-owned branches, which was 76 percent of Merry Maids’ operating revenue in the third quarter of 2013, increased 6.5 percent compared to 2012, reflecting a 4.3 percent increase in average customer counts and improved price realization. Absolute customer counts as of September 30, 2013 compared to September 30, 2012 increased 3.7 percent driven by a 70 bps increase in the customer retention rate and an increase in acquisitions, offset, in part, by a decrease in new unit sales. Royalty fees, which were 19 percent of Merry Maids’ operating revenue in the third quarter of 2013, decreased 5.6 percent compared to 2012, driven by fewer franchise license sales. Sales of products to franchisees, which were 5 percent of Merry Maids’ operating revenue in the third quarter of 2013, decreased 9.3 percent compared to 2012, driven by differences between years in the timing of sales of equipment and cleaning supplies.

Merry Maids’ Operating Performance increased $0.9 million for the third quarter of 2013 compared to the third quarter of 2012, which primarily reflects the impact of higher operating revenue, lower branch labor costs and a reduction in incentive compensation expense.

The Operating Performance of the Company’s headquarters functions and SMAC decreased $2.3 million for the third quarter of 2013 compared to the third quarter of 2012. Key executive transition charges of $1.5 million were recorded in the third quarter of 2013, which included recruiting costs and a signing bonus related to the hiring of Alan J. M. Haughie, our new CFO, and recruiting costs and signing bonuses related to the hiring of other key executives. Additionally, a $2.4 million reversal of reserves related to our medical program was recorded in the third quarter of 2012 for which there was no similar reversal recorded in the segment in the third quarter of 2013. The remaining $1.6 million increase primarily reflects lower costs in our centers of excellence.

Nine Months Ended September 30, 2013

The segment reported a 4.4 percent increase in operating revenue, a 9.9 percent increase in operating loss and a 12.4 percent decrease in Operating Performance for the first nine months of 2013 compared to the first nine months of 2012.

Merry Maids, which accounted for 91.7 percent of the segment’s operating revenue in the first nine months of 2013, reported a 3.1 percent increase in operating revenue, a 47.7 percent increase in operating income and a 38.8 percent increase in Operating Performance for the first nine months of 2013 compared to the first nine months of 2012. Revenue from company-owned branches, which was 75 percent of Merry Maids’ operating revenue in the first nine months of 2013, increased 4.9 percent compared to 2012, reflecting a 6.6 percent increase in average customer counts and improved price realization, offset, in part, by a decline in the frequency of services provided for existing customers. Absolute customer counts as of September 30, 2013 compared to September 30, 2012 increased 3.7 percent driven by a 70 bps increase in the customer retention rate and an increase in acquisitions, offset, in part, by a decrease in new unit sales. Royalty fees, which were 20 percent of Merry Maids’ operating revenue in the first nine months of 2013, decreased 2.3 percent compared to 2012, driven by fewer franchise license sales. Sales of products to franchisees, which were 5 percent of Merry Maids’ operating revenue in the first nine months of 2013, were comparable to 2012.

Merry Maids’ Operating Performance increased $4.4 million for the first nine months of 2013 compared to the first nine months of 2012. Technology costs of $4.2 million were recorded in the first nine months of 2012, which related to the abandonment of certain internally developed software. The remaining $0.2 million increase primarily reflects impact of higher operating revenue and a reduction in incentive compensation expense, offset, in part, by higher technology costs related to a new operating system.

The Operating Performance of the Company’s headquarters functions and SMAC decreased $13.9 million for the first nine months of 2013 compared to the first nine months of 2012. Key executive transition charges of $7.7 million and $0.6 million were recorded in the first nine months of 2013 and 2012, respectively, which included recruiting costs and signing bonuses related to the hiring of Robert J. Gillette, our new CEO, and Alan J. M. Haughie, our new CFO, separation charges related to the resignation of Harry J. Mullany III, our former CEO, and recruiting costs and signing bonuses related to the hiring of other key executives. Additionally, a $6.4 million reversal of reserves related to our medical program was recorded in the first nine months of 2012 for which there was no similar reversal recorded in the segment in the first nine months of 2013. The remaining $0.4 million decrease primarily reflects higher expenses in our automobile, general liability and workers’ compensation insurance program, offset, in part, by lower costs in our centers of excellence.

Discontinued Operations

The components of loss from discontinued operations, net of income taxes for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Operating loss	$(1,109)	$(331)	$(1,755)	$(939)
Benefit for income taxes	(430)	(128)	(680)	(363)
Operating loss, net of income taxes	(679)	(203)	(1,075)	(576)
Gain on sale, net of income taxes	—	—	—	287
Loss from discontinued operations, net of income taxes	$(679)	$(203)	$(1,075)	$(289)

There were no adjustments necessary to reconcile operating loss from discontinued operations to Operating Performance from discontinued operations for the three and nine months ended September 30, 2013 and 2012.

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations increased $9.0 million to $109.1 million for the nine months ended September 30, 2013 compared to $100.1 million for the nine months ended September 30, 2012.

Net cash provided from operating activities for the nine months ended September 30, 2013 was comprised of $191.0 million in earnings adjusted for non-cash charges, offset, in part, by a $73.4 million increase in cash required for working capital and $8.5 million in cash payments related to restructuring charges. The increase in working capital requirements for the nine months ended September 30, 2013 was driven primarily by normal seasonal activity, offset, in part, by increased accruals for compensation and insurance related payments.  In addition, working capital requirements were negatively impacted by the timing of interest payments on the 2020 Notes.

Net cash provided from operating activities for the nine months ended September 30, 2012 was comprised of $289.4 million in earnings adjusted for non-cash charges and $3.0 million in premiums received on issuance of the 8% 2020 Notes, offset, in part, by a $137.7 million increase in cash required for working capital, $42.9 million in cash payments for the call premium paid on the redemption of the remaining $996 million aggregate principal amount of the 2015 Notes and $11.7 million in cash payments related to restructuring charges. Working capital requirements were impacted by normal seasonal working capital needs. In addition, working capital requirements were adversely impacted by the timing of interest payments on the 2020 Notes.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $113.2 million for the nine months ended September 30, 2013 compared to $98.2 million for the nine months ended September 30, 2012.

Capital expenditures decreased to $57.7 million for the nine months ended September 30, 2013 from $61.6 million for the nine months ended September 30, 2012 and included recurring capital needs and information technology projects, including a new operating system and telecommunications infrastructure at TruGreen and a new operating system at American Home Shield. The Company anticipates that capital expenditures for the full year 2013 will range from $80.0 million to $90.0 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology including new operating systems at TruGreen, American Home Shield and Merry Maids. The Company fulfilled its vehicle fleet needs through vehicle capital leases in 2012 and the first nine months of 2013 and expects to fulfill its ongoing vehicle fleet needs in the same manner. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions for the nine months ended September 30, 2013 totaled $22.6 million, compared with $29.9 million for the nine months ended September 30, 2012. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at levels consistent with prior periods.

The increase in cash flows from notes receivable, financial investments and securities, net for the nine months ended September 30, 2013 compared to 2012 is primarily driven by increased investments in marketable securities at American Home Shield.

Cash flows used for notes receivable from affiliate reflect the amount outstanding under the revolving promissory note with Holdings. See Note 15 to the condensed consolidated financial statements for further details.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $58.7 million for the nine months ended September 30, 2013 compared to $2.2 million for the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, the Company made scheduled principal payments on long-term debt of $37.7 million and made payments on other long-term financing obligations of $4.1 million. Additionally, the Company borrowed an incremental $0.9 million, paid $12.2 million in original issue discount and paid debt issuance costs of $5.6 million as part of the 2013 Term Loan Facility Amendment.

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

Liquidity

The Company is highly leveraged, and a substantial portion of the Company’s liquidity needs are due to service requirements on indebtedness and from funding the Company’s operations, seasonal working capital needs and capital expenditures. The agreements governing the Term Facilities, the 2020 Notes and the Revolving Credit Facility contain covenants that limit or restrict the ability of the Company to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2013, the Company was in compliance with the covenants under these agreements that were in effect on such date.

The Company’s ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of September 30, 2013, the Company had $324.2 million of remaining capacity available under the Revolving Credit Facility. The Company’s borrowing capacity under the Revolving Credit Facility will decrease to $265.2 million beginning July 25, 2014.

Cash and Marketable Securities

Cash and short- and long-term marketable securities totaled $525.2 million as of September 30, 2013, compared with $568.5 million as of December 31, 2012. As of September 30, 2013 and December 31, 2012, $237.0 million and $243.7 million, respectively, of the cash and short- and long-term marketable securities balances were associated with regulatory requirements at American Home Shield and for other purposes. Such amounts are identified as being potentially unavailable to be paid to the Company by its subsidiaries. American Home Shield’s investment portfolio has been invested in a combination of high-quality, short-duration fixed-income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

Fleet and Equipment Financing Arrangements

A portion of the Company’s vehicle fleet and some equipment are leased through month-to-month operating leases, cancelable at the Company’s option. There are residual value guarantees by the Company (which approximated 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company’s guarantee obligations under the agreements. As of September 30, 2013, the Company’s residual value guarantees related to the leased assets totaled $13.3 million, for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.2 million in the condensed consolidated statement of financial position.

The Company has entered into the Fleet Agreement. The Company expects to fulfill substantially all of its vehicle fleet needs in 2013 through the leasing program under the Fleet Agreement. For the nine months ended September 30, 2013, the Company acquired $45.6 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. The Company has no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. The Company anticipates that new lease financings under the Fleet Agreement for the full year 2013 will range from $45.0 million to $55.0 million.

Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2013, the estimated fair value of the Company’s fuel swap contracts was a net asset of $0.3 million, and the Company had posted $2.5 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company’s Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company’s ability to post letters of credit for other purposes and could limit the Company’s borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

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

As a result of the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment, the Company has, as of September 30, 2013, approximately $2.194 billion of outstanding borrowings maturing January 31, 2017, after including the unamortized portion of the original issue discount paid. Additionally, following the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment the availability under the synthetic letter of credit facility will be reduced from the current availability of $137.6 million to $77.9 million as of July 24, 2014. The remaining $77.9 million of availability under the synthetic letter of credit will mature January 31, 2017.

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

Accounts Receivable Securitization

The Company has an accounts receivable securitization arrangement under which Terminix and TruGreen may sell certain eligible trade accounts receivable to Funding, the Company’s wholly owned, bankruptcy-remote subsidiary, which is consolidated for financial reporting purposes. Funding, in turn, may transfer, on a revolving basis, an undivided percentage ownership interest of up to $50.0 million in the pool of accounts receivable to one or both of the Purchasers. The amount of the eligible receivables varies during the year based on seasonality of the businesses and could, at times, limit the amount available to the Company from the sale of these interests. As of September 30, 2013, the amount of eligible receivables was approximately $42.8 million.

During the nine months ended September 30, 2013, there were no transfers of interests in the pool of trade accounts receivable to Purchasers under this arrangement. As of September 30, 2013 and December 31, 2012, the Company had $10.0 million outstanding under the arrangement and, as of September 30, 2013, had $32.8 million of remaining capacity available under the accounts receivable securitization arrangement.

The accounts receivable securitization arrangement is a 364-day facility scheduled to mature on December 23, 2013. Unless the arrangement is renegotiated or extended prior to its expiration, all obligations under the accounts receivable securitization arrangement must be repaid by December 23, 2013.

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

The payment of ordinary and extraordinary dividends by the Company’s subsidiaries that are regulated as an insurance, home warranty, service contract or similar company is subject to applicable state law limitations. Insurance subsidiaries and home warranty and similar subsidiaries (through which ServiceMaster conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to ServiceMaster. For example, certain states prohibit payment by these subsidiaries to ServiceMaster of dividends in excess of 10% of their capital as of the most recent year end, as determined in accordance with prescribed insurance accounting practices in those states. Of the $237.0 million as of September 30, 2013, which we identify as being potentially unavailable to be paid to the Company by its subsidiaries, approximately $193.5 million is held by our home warranty and insurance subsidiaries and is subject to these regulatory limitations on the payment of funds to us. Such limitations will be in effect through the end of 2013, and we expect similar limitations will be in effect in 2014. The remainder of the $237.0 million, or $43.5 million, is related to amounts that the Company’s management does not consider readily available to be used to service indebtedness due, among other reasons, to the Company’s cash management practices and working capital needs at various subsidiaries. None of the subsidiaries of ServiceMaster are obligated to make funds available to ServiceMaster through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of September 30, 2013, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $15.8 million and $28.7 million as of September 30, 2013 and December 31, 2012, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Contractual Obligations

The 2012 Form 10-K includes disclosure of the Company’s contractual obligations and commitments as of December 31, 2012. The Company continues to make the contractually required payments, and, therefore, the 2013 obligations and commitments as listed in the 2012 Form 10-K have been reduced by the required payments. Other than the debt transactions discussed above in “Term Facilities”, there were no material changes outside of the ordinary course of business in the Company’s previously disclosed contractual obligations and commitments during the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of the condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; commodities trends; growth strategies or expectations; issues related to the separation of TruGreen from ServiceMaster; TruGreen’s strategy and ability to address the challenges described above; expectations of American Home Shield’s and Merry Maids’ new operating systems, which are currently under development, and TruGreen’s new operating system, which was recently deployed; capital expenditures and requirements, including for American Home Shield’s, TruGreen’s and Merry Maids’ new operating systems; plans for equipping TruGreen’s sales associates with handheld technology to make the sales process more efficient and effective; human resources, finance and other outsourcing and insourcing arrangements; customer retention; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; estimates of future amortization expense for intangible assets; attraction and retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home warranty claims; estimates of future payments under operating and capital leases; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in Item 1A of this report below, Item 1A — Risk Factors in Part I of the 2012 Form 10-K and in “Risk Factors” in the Company’s Form S-4, as amended, filed on April 16, 2013, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•      The separation of TruGreen from the Company is a complex transaction and is subject to various closing conditions, along with key issues that must be evaluated and finalized, including (i) the capital structure and liquidity needs of TruGreen as an independent company; (ii) TruGreen’s ability to close on a revolving loan facility on acceptable terms; (iii) the terms and conditions of transition services arrangements and related separation agreements between the Company and TruGreen and the amount of transition costs to be incurred; (iv) compliance with applicable requirements under the Company’s agreements; (v) obtaining assignments and consents by material vendors and other suppliers; (vi) board of directors approvals and (vii) other important separation, spin-off and transition matters that may involve significant costs to the Company.

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

•                  non-payment by, or failure of, any insurance company that provides insurance or reinsurance to us or of third-party contract partners, including counterparties to our fuel swaps;

•                  changes in our services or products;

•                  existing and future governmental regulation and the enforcement thereof, including, without limitation, regulation relating to the environment, including the Federal Trade Commission rules on green marketing; restricting or banning of telemarketing, including sales calls to cellular phones; door-to-door solicitation; direct mail or other marketing activities; Terminix’s termite inspection and protection plan; chemicals used in our businesses; regulations impacting contractual provisions requiring arbitration or automatic renewals of contracts; or other legislation, regulation or interpretations impacting our business;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. In the Company’s opinion, the market risk associated with debt obligations and other significant instruments as of September 30, 2013 has not materially changed from December 31, 2012 (see Item 7A of the 2012 Form 10-K).

Fuel Price Risk

The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company uses approximately 20 million gallons of fuel on an annual basis. A ten percent change in fuel prices would result in a change of approximately $7.1 million in the Company’s annual fuel cost before considering the impact of fuel swap contracts.

The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. The Company does not enter into these contracts for trading or speculative purposes. As of September 30, 2013, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $37.4 million, maturing through 2014. The estimated fair value of these contracts as of September 30, 2013 was a net asset of $0.3 million. These fuel swap contracts provide a fixed price for approximately 56 percent and 39 percent of the Company’s estimated fuel usage for the remainder of 2013 and 2014, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s CEO, Robert J. Gillette, and ServiceMaster’s Senior Vice President and CFO, Alan J. M. Haughie, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Messrs. Gillette and Haughie have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks related to the proposed TruGreen separation Transaction

The proposed separation and spin-off of our TruGreen business is subject to various risks and may not be completed on the terms or timeline currently contemplated, if at all.

On November 14, 2013, we announced our intention to pursue the separation and spin-off of our TruGreen business. The separation of TruGreen from the Company is a complex transaction and is subject to a number of important closing conditions, along with key issues that still must be evaluated and finalized, including (i) the capital structure and liquidity needs of TruGreen as an independent company, (ii) TruGreen’s ability to close on a revolving loan facility on acceptable terms, (iii) the terms and conditions of transition services arrangements and related separation agreements between the Company and TruGreen and the amount of transition costs to be incurred, (iv) compliance with applicable requirements under the Company’s agreements, (v) obtaining assignments and consents by material vendors and other suppliers, (vi) board of directors approvals and (vii) other important separation, spin-off and transition matters that may involve significant costs to the Company.  Completion of the Transaction will require us to incur additional fees and expenses and require significant amounts of our management’s time and effort which may divert management’s attention from our businesses. The Transaction will also result in the division of key employees into the two separate companies which may create a knowledge and skill gap. We cannot assure you that we will be able to complete the Transaction on the terms or on the timeline that we announced, if at all.

If the proposed TruGreen separation Transaction were ultimately determined to be a taxable transaction for U.S. federal income tax purposes, then we could be subject to significant tax liability.

The proposed separation and spin-off Transaction is conditioned upon the receipt of an opinion of tax counsel with respect to the tax-free nature of the Transaction to Holdings, TruGreen and Holdings’ stockholders under Section 355 and related provisions of the Internal Revenue Code of 1986, as amended. The opinion will rely on an Internal Revenue Service (“IRS”) private letter ruling, which we have received, as to matters covered by the ruling. The tax opinion will be based on, among other things, certain assumptions and representations as to factual matters made by us, which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by tax counsel in its opinion. The opinion will not be binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.  If the Transaction were ultimately determined not to be tax-free, we could be liable for the U.S. federal income taxes in the event such liability is incurred. Furthermore, events subsequent to the separation and spin-off could cause us to recognize a gain in connection with the Transaction.

In addition, as is customary with tax-free spin-off transactions, we and the equity owners of Holdings will be limited in our ability to pursue certain strategic transactions with respect to ServiceMaster after the spin-off is completed.

Federal and state fraudulent transfer laws and Delaware corporate law may permit a court to void the spin-off, which would adversely affect our financial condition and our results of operations.

In connection with the proposed separation Transaction, we intend to undertake several corporate restructuring transactions which, along with the contributions and distributions to be made as part of the spin-off, may be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under Delaware corporate law.

Under applicable laws, any transaction, contribution or distribution contemplated as part of the spin-off could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return and, at the time of the transfer, was insolvent (or rendered insolvent) by reason of the transfer.

We cannot be certain as to the standards a court would use to determine whether or not any entity involved in the spin-off was insolvent at the relevant time.  In general, however, a court would look at various facts and circumstances related to the entity in question, including evaluation of whether or not:

•      the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;

•      the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•      it could not pay its debts as they became due.

If a court were to find that any transaction, contribution or distribution involved in the spin-off was a fraudulent transfer or conveyance, the court could void the transaction, contribution or distribution.  In addition, the spin-off could also be voided if a court were to find that the spin-off is not a legal dividend under Delaware corporate law.  The resulting complications, costs and expenses of either finding would materially adversely affect our financial condition and results of operations.

Following the separation Transaction, our directors and officers may have actual or potential conflicts of interest because of their equity ownership in TruGreen.

Following the separation Transaction, our directors and officers may own shares of TruGreen’s common stock or be affiliated with certain equity owners of TruGreen. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for ServiceMaster and TruGreen. In connection with the Transaction, we expect to enter into a transition services agreement and other separation support services agreements with TruGreen under which we will provide a range of support services to TruGreen for a limited period of time.  Potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between ServiceMaster and TruGreen regarding the terms of the transition services agreement or other agreements governing the Transaction and the relationship thereafter between the companies.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1

Offer Letter, dated as of August 26, 2013, by and between Alan J. M. Haughie and The ServiceMaster Company is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2013 (File No. 001-14762).

10.2

Severance Agreement, dated as of August 26, 2013, by and between Alan J. M. Haughie and The ServiceMaster Company is incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on August 29, 2013 (File No. 001-14762).

10.3

Amendment to Employment Agreement, dated as of August 13, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-14762).

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

Date: November 14, 2013

THE SERVICEMASTER COMPANY
(Registrant)

By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer