Form 10-K
period 2013-12-31
SERVICEMASTER CO, LLC
filed 2014-03-05
CIK 1052045

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14762

THE SERVICEMASTER COMPANY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1036521 (I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The registrant is a privately held limited liability company and its membership interests are not publicly traded. At March 5, 2014, all of the registrant's membership interests were owned by CDRSVM Holding, LLC.

THE SERVICEMASTER COMPANY, LLC
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

OUR COMPANY

        The ServiceMaster Company, LLC ("ServiceMaster," the "Company," "we," "us" or "our") is a global company serving both residential and commercial customers with a network of approximately 7,400 company-owned, franchised and licensed locations as of December 31, 2013. As of December 31, 2013, ServiceMaster's services included termite and pest control, lawn care, home warranties and preventative maintenance contracts, janitorial, cleaning and disaster restoration, home cleaning, wood furniture repair and home inspection. As of December 31, 2013, we provided these services primarily under the following leading brands: Terminix, TruGreen, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec.

        As of December 31, 2013, we were organized into five principal reportable segments: Terminix, TruGreen, American Home Shield, ServiceMaster Clean, and Other Operations and Headquarters. Financial information for each operating segment for 2013, 2012 and 2011 is contained in Note 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K. During 2013, we employed an average of approximately 22,000 company associates, and we estimate that our franchise network independently employed over 33,000 additional people. Approximately 98 percent of our 2013 operating revenue was generated by sales in the United States. A significant portion of our assets is located in the United States, and the consolidated value of all assets located outside of the United States is not material. Organized in Delaware in 2013, ServiceMaster is the successor to various entities dating back to 1947.

        On January 14, 2014, ServiceMaster Global Holdings, Inc. ("Holdings"), the ultimate parent company of ServiceMaster, completed the previously announced separation transaction (the "TruGreen Separation Transaction") resulting in the spin-off of the assets and certain liabilities of the business that comprises the lawn, tree and shrub care services previously conducted by the Company primarily under the TruGreen brand name (collectively, the "TruGreen Business") through a tax-free, pro rata dividend to the stockholders of Holdings. As a result of the completion of the TruGreen Separation Transaction, TruGreen Holding Corporation ("New TruGreen") operates the TruGreen Business as a private independent company.

        The TruGreen Business is reported in this Annual Report on Form 10-K in continuing operations. Beginning with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014, the TruGreen Business will be reported in discontinued operations.

        Pursuant to an agreement and plan of merger entered into by ServiceMaster in connection with the TruGreen Separation Transaction, on January 14, 2014, the company formerly known as The ServiceMaster Company ("Old ServiceMaster") was merged with and into ServiceMaster, with ServiceMaster continuing as the surviving entity in such merger. Pursuant to the terms of the merger agreement, all of the capital stock of Old ServiceMaster issued and outstanding immediately prior to the effective time of the merger was cancelled, and the sole stockholder of Old ServiceMaster immediately prior to the effective time of the merger (CDRSVM Holding, Inc., now known as CDRSVM Holding, LLC) was admitted as the sole member of ServiceMaster.

OUR SERVICES

        The following table shows the percentage of ServiceMaster's consolidated revenue from continuing operations derived from each of ServiceMaster's reportable segments in the years indicated:

Segment	2013	2012	2011
Terminix	41%	40%	37%
TruGreen	28%	31%	34%
American Home Shield	23%	22%	22%
ServiceMaster Clean	5%	4%	4%
Other Operations and Headquarters	3%	3%	3%

Terminix Segment

        The Terminix segment provides termite and pest control services primarily under the Terminix brand name and also distributes pest control products. Terminix is a leading provider of termite and pest control services in the United States, serving both residential and commercial customers. Of Terminix's 2013 operating revenue, 39 percent and 17 percent were generated from residential and commercial pest control services, respectively, and 36 percent and 3 percent were generated from residential and commercial termite control services, respectively (with the remainder from other services and distribution of pest control products).

        As of December 31, 2013, Terminix provided these services in 47 states and the District of Columbia through approximately 285 company-owned locations and 100 franchised locations. As of December 31, 2013, Terminix also provided termite and pest control services through subsidiaries in Canada, Mexico, the Caribbean and Central America and a joint venture in India and had licensing arrangements whereby licensees provided these services in Japan, China, South Korea, Southeast Asia, Central America, the Caribbean and the Middle East.

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

TruGreen Segment

        As described above, on January 14, 2014, Holdings completed the TruGreen Separation Transaction, resulting in the spin-off of the assets and certain liabilities of the TruGreen Business. The TruGreen Business is reported in this Annual Report on Form 10-K in continuing operations. Beginning with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014, the TruGreen Business will be reported in discontinued operations.

        During 2013, the TruGreen segment provided lawn, tree and shrub care services primarily under the TruGreen brand name. TruGreen is a leading provider of lawn, tree and shrub care services in the United States, serving both residential and commercial customers. Of TruGreen's 2013 operating revenue, 55 percent was generated from residential weed control and fertilization services, while expanded lawn services (such as aeration and grub control) (16 percent), commercial weed control and fertilization services (18 percent), and tree and shrub services (11 percent) accounted for the remainder.

        As of December 31, 2013, TruGreen provided these services in 48 states and the District of Columbia through approximately 195 company-owned locations and 35 franchised locations. As of

December 31, 2013, TruGreen also provided lawn care services through a subsidiary in Canada and had licensing arrangements whereby licensees provided these services in Japan, the United Kingdom and Canada.

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

American Home Shield Segment

        The American Home Shield segment provides home warranties and preventative maintenance contracts for household systems and appliances primarily under the American Home Shield brand name. American Home Shield is a leading provider of home warranties for household systems and appliances in the United States and also offers preventative maintenance contracts. It provides residential customers with contracts to repair or replace electrical, plumbing, central heating and central air conditioning systems, water heaters and other covered household systems and appliances and services those contracts through independent repair contractors. In 2013, 69 percent of the home warranties written by American Home Shield were derived from existing contract renewals, while 18 percent and 13 percent were derived from sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively. As of December 31, 2013, American Home Shield issued and administered home warranties in 49 states and the District of Columbia and had no international operations.

        Weather conditions such as extreme temperatures can lead to an increase in service requests related to household systems and appliances, resulting in a more expensive mix of claims or higher claim costs and lower profitability, thereby adversely impacting results of operations and cash flows.

ServiceMaster Clean Segment

        The ServiceMaster Clean segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore, and ServiceMaster Clean brand names, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Of ServiceMaster Clean's 2013 operating revenue, 48 percent was generated from domestic royalty fees from residential and commercial disaster restoration and cleaning services, while international (19 percent), national janitorial accounts (14 percent), product sales (9 percent), new license sales (4 percent), lead generation fees (3 percent), on-site wood furniture repair and restoration (2 percent) and home inspection services (1 percent) accounted for the remainder.

        ServiceMaster Clean.    ServiceMaster Clean is a leading franchisor in the residential and commercial disaster restoration and cleaning fields in the United States. As of December 31, 2013, ServiceMaster Clean provided these services in 50 states and the District of Columbia through approximately 3,040 franchised locations. ServiceMaster Clean also has company locations in Canada, Honduras and the United Kingdom. As of December 31, 2013, ServiceMaster Clean had licensing arrangements whereby licensees provided disaster restoration, janitorial and cleaning services in Japan, Russia, the United Kingdom, Canada, India, the Middle East, Southeast Asia and Central America.

        Furniture Medic.    Furniture Medic is a leading provider of on-site wood furniture repair and restoration services serving residential customers in the United States. As of December 31, 2013, Furniture Medic provided these services in 42 states and the District of Columbia through approximately 245 franchised locations. As of December 31, 2013, Furniture Medic also had licensing arrangements whereby licensees provided on-site wood furniture repair and restoration services in the United Kingdom, Canada and Turkey.

        AmeriSpec.    AmeriSpec is a leading provider of home inspection services serving residential customers in the United States. As of December 31, 2013, AmeriSpec provided these services in 38 states and the District of Columbia through approximately 285 franchised locations. AmeriSpec also had licensing arrangements whereby licensees provided home inspection services in Canada.

Other Operations and Headquarters Segment

        The Other Operations and Headquarters segment includes the Merry Maids business unit, The ServiceMaster Acceptance Company Limited Partnership ("SMAC"), and ServiceMaster's corporate headquarters functions.

        Merry Maids.    Merry Maids is a leading provider of home cleaning services in the United States. As of December 31, 2013, Merry Maids provided these services in 49 states and the District of Columbia through approximately 75 company-owned locations and 395 franchised locations. As of December 31, 2013, Merry Maids also had licensing arrangements whereby licensees provided home cleaning services in Japan, the United Kingdom, Canada, South Korea, Hong Kong, Australia and Southeast Asia.

        SMAC.    SMAC provides financing to our franchisees through commercial loans for franchise fees and royalties, equipment and vehicle purchases, and working capital needs. Commercial loans are typically for a term of one to seven years and are generally secured by the assets of the franchisee and other collateral. As of December 31, 2013, the outstanding balance of commercial loans was $32.5 million with a bad debt reserve for commercial loans of $3.6 million. SMAC wrote off $0.6 million in commercial loans in the year ended December 31, 2013. SMAC also provides financing to consumer customers of Terminix and TruGreen through retail installment sales contracts. Retail installment sales contracts are typically for a term of 12 months and are unsecured. As of December 31, 2013, the outstanding balance of retail installment sales contracts was $26.4 million. In the event a customer fails to make payments under a retail installment sales contract for 120 days after the due date, Terminix and TruGreen purchase the installment contract from SMAC.

        Headquarters functions.    The Business Support Center, headquartered in Memphis, Tennessee, includes company-wide administrative functions that we refer to as "centers of excellence," which administer payroll, benefits, risk management and certain procurement services for our operations. We have various other centers of excellence that provide communications, marketing, government and public relations, administrative, accounting, financial, tax, certain information technology, human resources and legal services for our businesses.

OWNERSHIP AND ORGANIZATIONAL STRUCTURE

        On July 24, 2007 (the "2007 Closing Date"), ServiceMaster was acquired pursuant to a merger transaction (the "2007 Merger"), and, immediately following the completion of the 2007 Merger, all of the outstanding common stock of Holdings was owned by investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC ("CD&R" or the "CD&R Funds"), Citigroup Private Equity LP ("Citigroup"), BAS Capital Funding Corporation ("BAS") and JPMorgan Chase Funding Inc. ("JPMorgan"). On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that owned shares of common stock of Holdings to StepStone Group LP ("StepStone" or such investment funds as managed by StepStone Group, the "StepStone Funds") and its proprietary interests in such investment funds to Lexington Partners

Advisors LP. As of December 22, 2011, ServiceMaster purchased from BAS 7.5 million shares of Holdings' common stock. On March 30, 2012, an affiliate of BAS sold 7.5 million shares of Holdings' common stock to Ridgemont Partners Secondary Fund I, L.P. ("Ridgemont"). On July 24, 2012, BACSVM-A, L.P., an affiliate of BAS, distributed 2.5 million shares of Holdings' common stock to Charlotte Investor IV, L.P., its sole limited partner (together with the CD&R Funds, the StepStone Funds, JPMorgan, Citigroup Capital Partners II Employee Master Fund, L.P., an affiliate of Citigroup, and Ridgemont, the "Equity Sponsors").

COMPETITION

        We compete in residential and commercial services industries, focusing on termite and pest control, home warranties and preventative maintenance contracts, janitorial, cleaning and disaster restoration, home cleaning, wood furniture repair and home inspection. ServiceMaster competes with many other companies in the sale of its services, franchises and products. The principal methods of competition in ServiceMaster's businesses include quality and speed of service, name recognition and reputation, pricing and promotions, customer satisfaction, brand awareness, professional sales forces and referrals. We target market segments that meet our criteria for size, growth and profit potential. While we compete with a broad range of competitors in each discrete segment, we do not believe that any of our competitors provides all of the services we provide in all of the market segments we serve. We believe that our widely recognized brands, size, geographic footprint and reputation for service quality provide us with significant competitive advantages in reaching both residential and commercial customers. All of the primary segments in which we operate are highly fragmented, and we believe they are characterized by attractive industry conditions.

Termite and pest control

        Competition in the segment for professional termite and pest control services in the United States comes primarily from regional and local, independently operated firms, as well as from Orkin, Inc., a subsidiary of Rollins, Inc., and Ecolab, Inc., both of which compete nationally.

Home warranties

        Competition for home warranties and preventative maintenance contracts that cover household systems and appliances comes mainly from regional providers. Our largest national competitor is First American Financial Corporation.

Disaster restoration and reconstruction, emergency response and other services

        Competition in the market segment for disaster restoration and cleaning services comes mainly from local, independently-owned firms and a few national professional cleaning companies such as Servpro Industries, Inc., Belfor, a subsidiary of Belfor Europe GmbH, BMS CAT, Inc., in disaster restoration and reconstruction; Stanley Steemer International, Inc., and Sears, in floor care; and ABM Industries Incorporated and Jani-King International, Inc. in janitorial.

Home cleaning services

        Competition in the market segment for home cleaning services comes mainly from local, independently owned firms, from homeowners and tenants who clean their own homes and from a few national companies such as The Maids International, Inc., Molly Maid, Inc. and The Cleaning Authority, LLC.

MARKETING AND DISTRIBUTION

        ServiceMaster markets its services primarily through national sales teams, the internet, direct mail, television and radio advertising, print advertisements, door-to-door solicitation, telemarketing and yellow pages advertisements. Additionally, American Home Shield and Terminix, in certain jurisdictions, market their services through various participants in the residential real estate market place, such as real estate brokerages, financial institutions and insurance agencies and, for American Home Shield, an internal sales organization that supports these distribution channels.

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

        As of December 31, 2013, ServiceMaster held various service marks, trademarks and trade names, such as ServiceMaster, Terminix, TruGreen, American Home Shield, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec, that it deems particularly important to the advertising activities conducted by each of its reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2013, ServiceMaster had marks that were protected by registration (either by direct registration or by treaty) in the United States and approximately 90 other countries. In connection with the TruGreen Separation Transaction, on January 14, 2014, all of the service marks, trade marks and trade names related to the TruGreen Business were transferred to New TruGreen and its subsidiaries.

FRANCHISES

        Franchises are important to the Terminix, TruGreen, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. For the years ended December 31, 2013, 2012 and 2011, total franchise fees (initial and recurring) were $138.8 million, $127.8 million and $127.1 million, respectively, related franchise operating expenses were $59.7 million, $54.8 million and $53.0 million, respectively, and total profits from the franchised operations were $79.1 million, $73.0 million and $74.1 million, respectively. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five to ten years. The majority of these franchise agreements are renewed prior to expiration. The majority of international licenses are for ten-year terms.

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

REGULATORY COMPLIANCE

Government Regulations

        ServiceMaster's businesses are subject to various international, federal, state, provincial and local laws and regulations, compliance with which increases ServiceMaster's operating costs, limits or restricts the services provided by ServiceMaster's operating segments or the methods by which ServiceMaster's operating segments offer, sell and fulfill those services or conduct their respective businesses, or subjects ServiceMaster and its businesses to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject ServiceMaster to fines or various forms of civil or criminal prosecution and lawsuits, any of which could have a material adverse effect on its reputation, business, financial condition, results of operations and cash flows.

        These international, federal, state, provincial and local laws and regulations include laws relating to consumer protection, wage and hour, deceptive trade practices, permitting and licensing, state contractor laws, real estate settlements, workers' safety, tax, healthcare reforms, franchise related issues, collective bargaining and other labor matters, environmental and employee benefits. The Terminix business must also meet certain Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to certain vehicles in its fleet. American Home Shield is regulated in certain states by the applicable state insurance regulatory authority and by the Real Estate Commission in Texas. Terminix is regulated by federal, state and local laws, ordinances and regulations which are enforced by Pest Control Boards, Departments of Environmental Conservation and similar government entities. ServiceMaster Clean and Merry Maids use products containing ingredients regulated by the U.S. Environmental Protection Agency ("EPA") and ServiceMaster Clean is subject to licensing and certification requirements for applying disinfectants, sanitizers and other EPA registered products in certain states. AmeriSpec is regulated by various state and local home inspection laws and regulations.

Consumer Protection and Solicitation Matters

        ServiceMaster is subject to international, federal, state, provincial and local laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation.

        The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern ServiceMaster's telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales and "do-not-knock," "do-not-mail" and "do-not-leave" activities. The implementation of these marketing regulations requires ServiceMaster to rely more extensively on other marketing methods and channels. In addition, if ServiceMaster were to fail to comply with any applicable law or regulation, ServiceMaster could be subject to substantial fines or damages, be involved in litigation, suffer losses to its reputation and its business or suffer the loss of licenses or penalties that may affect how the business is operated, which, in turn, could have a material adverse effect on its financial position, results of operations and cash flows.

Franchise Matters

        Terminix, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec are subject to various international, federal, state, provincial and local laws and regulations governing franchise sales, marketing and licensing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale and licensing of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. ServiceMaster seeks to comply with regulatory requirements and deal with franchisees and licensees in good faith. From time to time, ServiceMaster and one or more franchisees may become involved in a dispute regarding the franchise relationship, including payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, non-competition covenants, compliance with ServiceMaster standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that significant disputes with one or more franchisees will not arise.

Environmental, Health and Safety Matters

        ServiceMaster's businesses are subject to various international, federal, state, provincial and local laws and regulations regarding environmental, health and safety matters. Compliance with such laws increases ServiceMaster's operating costs, limits or restricts the services provided by ServiceMaster's businesses or the methods by which they offer, sell and fulfill those services or conduct their respective businesses, or subjects ServiceMaster and its businesses to the possibility of regulatory or private actions or proceedings. Terminix is regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977, each as amended. ServiceMaster cannot predict the effect of possible future environmental laws on its operations. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, may lead to additional compliance or other costs. During 2013, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2014 or 2015 related to such facilities.

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

EMPLOYEES

        The average number of persons employed by ServiceMaster during 2013 was approximately 22,000. Due to the seasonal nature of some of the Company's businesses, employee headcount can fluctuate during the course of a year, reaching approximately 24,000 during peak service periods.

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

        A substantial portion of our results of operations is dependent upon spending by consumers. Deterioration in general economic conditions and consumer confidence could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce the demand for our services and adversely impact our business, financial position, results of operations and cash flows. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

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

        For example, in February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. We expect to record an impairment charge of approximately $50 million in the first quarter of 2014 relating to this decision.

We may be required to recognize additional impairment charges.

        We have significant amounts of goodwill and intangible assets, such as trade names, and have incurred impairment charges in 2013 and earlier periods with respect to goodwill and intangible assets. We have also incurred impairment charges in the past in connection with our disposition activities. In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test annually, or more frequently if there are indicators of impairment, including:

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

        In 2013, based on lower projected revenue and operating results for TruGreen, we recorded pre-tax non-cash impairment charges of $417.5 million and $255.8 million to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name, respectively, as a result of our interim impairment testing of indefinite-lived intangibles assets as of June 30, 2013.

        In 2012, based on lower projected revenue and operating results for TruGreen, we recorded pre-tax non-cash impairment charges of $790.2 million and $118.7 million to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name, respectively, as a result of our interim impairment testing of indefinite-lived intangible assets as of September 30, 2012 and June 30, 2012.

        In February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. We expect to record an impairment charge of approximately $50 million in the first quarter of 2014 relating to this decision.

        As a result of the TruGreen Separation Transaction, the Company will be required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions used in this analysis will be developed with the view of the TruGreen business as a standalone company, resulting in an expected impairment charge of approximately $150 million in the first quarter of 2014.

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

Adverse credit and financial market events and conditions could, among other things, impede access to or increase the cost of financing or cause our commercial and governmental customers to incur liquidity issues that could lead to some of our services not being purchased or being cancelled, or result in reduced operating revenue and lower Adjusted EBITDA, any of which could have an adverse impact on our business, financial position, results of operations and cash flows.

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

        Adverse developments in the credit and financial markets, along with other economic uncertainties, could also worsen over time. Adverse developments in the credit and financial markets and economic uncertainties make it difficult for us to accurately forecast and plan future business activities. The continuance of the current uncertain economic conditions or further deterioration of such conditions could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

        The demand for our services and our results of operations are affected by weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and by the seasonal nature of our termite and pest control services, home inspection services, home warranties and disaster restoration services. Adverse weather conditions (e.g., droughts, severe storms and significant rain or snow fall), whether created by climate change factors or otherwise, can adversely impact the timing of product or service delivery, and cooler temperatures or droughts can impede the development of the termite swarm and lead to lower demand for our termite control services. Severe winter storms can also impact our home cleaning business if personnel cannot travel to service locations due to hazardous road conditions. In addition, extreme temperatures can lead to an increase in service requests related to household systems and appliances in our American Home Shield business, resulting in higher claim frequency and costs and lower profitability thereby adversely impacting our business, financial position, results of operations and cash flows.

Availability of our raw materials and increases in raw material prices, fuel prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

        Our financial performance is affected by the level of our operating expenses, such as fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. We cannot predict what effect recent global events or any future Middle East or other crisis could have on fuel prices, but it is possible that such events could lead to higher fuel prices. With respect to fuel, our Terminix fleet, which consumes approximately 11 million gallons annually, has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. In 2014, the Company expects to use approximately 11 million gallons. A ten percent change in fuel prices would result in a change of approximately $4.1 million in our 2014 fuel cost before considering the impact of fuel swap contracts. Based upon Department of Energy fuel price forecasts, as well as the hedges we have executed to date for 2014, we have projected that fuel prices will not significantly increase our fuel costs for 2014 compared to 2013. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, self-insurance costs and other insurance premiums as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not be able to attract and retain qualified key executives or transition smoothly to new leadership, which could adversely impact us and our businesses and inhibit our ability to operate and grow successfully.

        The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel and the smooth transition of new senior leadership. We have recently enhanced our senior management team, including through the hiring of Robert J. Gillette as Chief Executive Officer ("CEO") and Alan J. M. Haughie as Chief Financial Officer ("CFO"). Any inability to attract in a timely manner other qualified key executives, retain our leadership team and recruit other important personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

        Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. As the development and implementation of our information technology systems (including our operating systems) evolve, we may elect to modify, replace or abandon certain technology initiatives, which could result in write-downs. For example, in February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. We expect to record an impairment charge of approximately $50 million in the first quarter of 2014 relating to this decision.

        Any disruption in, capacity limitations, stability or failure to operate as expected of our information technology systems, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely impacted and any of these circumstances could adversely impact our reputation, business, financial position, results of operations and cash flows.

Changes in the services we deliver or the products we use could impact our reputation, business, financial position, results of operations and cash flows and our future plans.

        Our financial performance is affected by changes in the services and products we offer our customers. For example, American Home Shield recently initiated the offering of preventative maintenance contracts and other new products. There can be no assurance that our new strategies or product offerings will succeed in increasing operating revenue and growing profitability. An unsuccessful execution of new strategies, including the rollout or adjustment of our new services or products or sales and marketing plans, could cause us to re-evaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows and our future plans.

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

        Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, ServiceMaster, Terminix, Merry Maids, ServiceMaster Clean, American Home Shield, AmeriSpec and Furniture Medic. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

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

        Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers' safety, the environment, insurance and home warranties, employee benefits, marketing (including, without limitation, telemarketing or green marketing) and advertising, the application and use of pesticides and other chemicals, noise and air pollution from power equipment. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including proposed legislation, such as the Employee Free Choice Act, the Paycheck Fairness Act and the Arbitration Fairness Act; environmental regulations related to chemical use, climate change, equipment efficiency standards, refrigerant production and use and other environmental matters; other consumer protection laws or regulations; or "do-not-knock," "do-not-mail," "do-not-leave" or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation or suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

        The enactment of new federal or state legislation or the promulgation of new regulations or interpretations at any level of government may also expose us to potential new liabilities or costs, or may require us to modify our business model or business practices, including regulations related to health care coverage. Additional or new regulations, or changes in current regulations, promulgated by the U.S. Consumer Financial Protection Bureau may also require us to modify our business model or business practices.

Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe may adversely impact the demand for our services.

        In providing our services, we use, among other things, pesticides and other chemicals. Public perception that the products we use and the services we deliver are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or our improper application of these chemicals, could reduce demand for our services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse impact on our business, financial position, results of operations and cash flows.

Compliance with, or violation of, environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.

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

        In addition, the use of certain pesticides products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous associates, we may be unable to prevent violations of these or other regulations from occurring. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply, or the manner in which we apply them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The regulations may apply to third party vendors who are hired to repair or remediate property and who may fail to comply with environmental laws and regulations and subject us to risk of legal exposure. The costs of compliance, non-compliance, remediation, combating unfavorable public perceptions or defending products liability lawsuits could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

        International, federal, state, provincial and local agencies regulate the disposal, handling and storage of waste, discharges from our facilities and the investigation and clean-up of contaminated sites. We could incur significant costs, including investigation and clean-up costs, fines, penalties and civil or criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of, or liabilities under, these laws and regulations. In addition, potentially significant expenditures could be required to comply with environmental, health and safety laws and regulations, including requirements that may be adopted or imposed in the future.

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

Risks Related to Our Capital Structure and Our Debt

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

        As of December 31, 2013, we had $3.956 billion of total long-term debt outstanding. On November 27, 2013, the Company entered into Amendment No. 3 (the "2013 Revolver Amendment") to the Revolving Credit Facility. Pursuant to the 2013 Revolver Amendment, and after completion of the TruGreen Separation Transaction, the Company has $241.7 million of available borrowing capacity through July 23, 2014 and $182.7 million from July 24, 2014 through January 31, 2017. Our substantial debt could have important consequences to holders of our debt and other stakeholders in the Company. Because of our substantial indebtedness:

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

        A significant portion of our outstanding indebtedness, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2013, each one percentage point change in interest rates would result in an approximately $22.0 million change in the annual interest expense on our Term Loan Facility. Assuming all revolving loans were fully drawn as of December 31, 2013, each one percentage point change in interest rates would result in an approximately $3.2 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness and floating rate leases.

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

        Our indebtedness currently has a non-investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Based on the financial performance of our businesses and the outlook for future years, our credit ratings, outlook or watch could be negatively impacted. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

        The Credit Facilities and the indenture governing our 8% senior notes and 7% senior notes (collectively, the "2020 Notes") contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to:

  •
  incur additional indebtedness (including guarantees of other indebtedness);

  •
  pay dividends, redeem stock or make other restricted payments, including investments and in the case of the Revolving Credit Facility, make acquisitions;

  •
  prepay, repurchase or amend the terms of certain outstanding indebtedness;

  •
  enter into certain types of transactions with affiliates;

  •
  transfer or sell assets;

  •
  create liens;

  •
  merge, consolidate or sell all or substantially all of our assets; and

  •
  enter into agreements restricting dividends or other distributions by subsidiaries to ServiceMaster.

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

        There are third party restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by the Company's home warranty and similar subsidiaries (through which ServiceMaster conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to ServiceMaster. As of December 31, 2013, the total net assets subject to these third party restrictions was $160.2 million. We expect that such limitations will be in effect in 2014.

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

        The $2.2 billion of outstanding borrowings under the Term Facilities will have a maturity date of January 31, 2017. The Revolving Credit Facility is also scheduled to mature on January 31, 2017. Our 8% senior notes will mature on February 15, 2020, and our 7% senior notes will mature on August 15, 2020. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit our subsidiaries from doing so. The Credit Facilities permit additional borrowings beyond the committed amounts under certain circumstances. If new indebtedness is added to our current indebtedness levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.

We are indirectly owned and controlled by the Equity Sponsors, and their interests as equity holders may conflict with the interests of our other stakeholders.

        We are indirectly owned and controlled by the Equity Sponsors, who have the ability to control our policies and operations. The directors appointed by the Equity Sponsors are able to make decisions affecting our capital structure, including decisions to issue or repurchase capital stock, pay dividends and incur or repurchase debt. The interests of the Equity Sponsors may not in all cases be aligned with the interests of our other stakeholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Equity Sponsors might conflict with the interests of holders of our debt. In addition, the Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our business or the holders of our debt. Furthermore, the Equity Sponsors may in the future own businesses that directly or indirectly compete with us. One or more of the Equity Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Risks related to the TruGreen Separation Transaction

If the TruGreen Separation Transaction were ultimately determined to be a taxable transaction for U.S. federal income tax purposes, then we could be subject to significant tax liability.

        In connection with the TruGreen Separation Transaction we received an opinion of tax counsel with respect to the tax-free nature of the TruGreen Separation Transaction to Holdings, TruGreen and Holdings' stockholders under Section 355 and related provisions of the Internal Revenue Code of 1986, as amended. The opinion relied on an Internal Revenue Service ("IRS") private letter ruling as to matters covered by the ruling. The tax opinion was based on, among other things, certain assumptions and representations as to factual matters made by us, which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by tax counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. If the TruGreen Separation Transaction were ultimately determined not to be tax-free, we could be liable for the U.S. federal income taxes in the event such liability is incurred. Furthermore, events subsequent to the TruGreen Separation Transaction could cause us to recognize a gain in connection therewith.

        In addition, as is customary with tax-free spin-off transactions, we and the Equity Sponsors are limited in our ability to pursue certain strategic transactions with respect to ServiceMaster.

Federal and state fraudulent transfer laws and Delaware corporate law may permit a court to void the TruGreen Separation Transaction, which would adversely affect our financial condition and our results of operations.

        In connection with the TruGreen Separation Transaction, we undertook several corporate restructuring transactions which, along with the contributions and distributions to be made as part of the spin-off, may be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under Delaware corporate law.

        Under applicable laws, any transaction, contribution or distribution completed as part of the spin-off could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return and was insolvent or rendered insolvent by reason of the transfer.

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

Our directors and officers may have actual or potential conflicts of interest because of their equity ownership in New TruGreen.

        Our directors and officers may own shares of New TruGreen's common stock or be affiliated with certain equity owners of New TruGreen. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for ServiceMaster and New TruGreen. In connection with the TruGreen Separation Transaction, we entered into a transition services agreement and other separation support services agreements with New TruGreen under which we will provide a range of support services to New TruGreen for a limited period of time. Potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between ServiceMaster and New TruGreen regarding the terms of the transition services agreement or other agreements governing the TruGreen Separation Transaction and the relationship thereafter between the companies.

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

        ServiceMaster and its operating companies own and lease a variety of facilities, principally in the United States, for branch and service center operations and for office, storage, call center and data processing space. The following chart identifies the number of owned and leased facilities used by each of its operating segments and Merry Maids as of December 31, 2013. ServiceMaster believes that these facilities, when considered with the corporate headquarters, call center facility, offices, training facilities and warehouse described above, are suitable and adequate to support the current needs of its business.

Operating Company	Owned Facilities	Leased Facilities
Terminix	21	398
TruGreen	37	232
American Home Shield	1	4
ServiceMaster Clean	—	7
Merry Maids	—	77

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's sole class of equity is membership interests, all of which were owned by CDRSVM Holding, LLC, as of March 5, 2014.

        On July 24, 2007, the Company completed the 2007 Merger pursuant to which the Company's publicly traded securities were cancelled in exchange for cash. As a result of the 2007 Merger transaction, the Company became a privately held entity, and its equity interests were no longer publicly traded. The Company has not paid any cash dividends since the 2007 Merger. The TruGreen Separation Transaction was accomplished through a tax-free, stock dividend. There are restrictions on the Company's, and its subsidiaries', ability to pay dividends in the future. For further discussion see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

Five-Year Financial Summary

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Operating Results:
Operating revenue	$3,188,835	$3,193,281	$3,205,872	$3,127,394	$2,977,885
Cost of services rendered and products sold	1,906,054	1,861,669	1,813,706	1,777,304	1,691,251
Selling and administrative expenses	920,478	872,026	880,492	895,950	830,747
Goodwill and trade name impairment(1)	673,253	908,873	36,700	—	26,600
Interest expense	249,033	246,906	273,823	287,666	300,081
(Loss) Income from continuing operations(1)(2)	(504,804)	(713,343)	67,837	17,439	6,142
Adjusted EBITDA(3)	$475,989	$571,234	$610,475	$551,052	$539,497
Adjusted EBITDA Margin(4)	14.9%	17.9%	19.0%	17.6%	18.1%
Financial Position:
Total assets	$5,911,526	$6,410,914	$7,146,823	$7,098,090	$7,146,389
Total liabilities	$5,859,101	$5,856,264	$5,898,904	$5,910,563	$5,960,058
Total long-term debt outstanding	$3,955,529	$3,961,253	$3,875,870	$3,948,487	$3,974,944
Total shareholder's equity(1)(2)	$52,425	$554,650	$1,247,919	$1,187,527	$1,186,331

(1)
The Company recorded pre-tax non-cash impairment charges of $673.3 million and $908.9 million in 2013 and 2012, respectively, to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name and $36.7 million in 2011 to reduce the carrying value of the TruGreen trade name. See Note 1 to the Consolidated Financial Statements for further details.

In 2009, the Company recorded a pre-tax non-cash impairment charge of $26.6 million to reduce the carrying value of trade names as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets. There were no similar impairment charges included in continuing operations in 2010.

(2)
The 2013, 2012 and 2011 results include restructuring charges of $20.8 million, $18.2 million and $8.2 million, respectively, as described in Note 8 to the Consolidated Financial Statements.

The 2010 and 2009 results include restructuring charges of $11.4 million and $26.7 million, respectively. For 2010 and 2009, these charges included lease termination and severance costs related to a branch optimization project at Terminix; consulting, lease termination, severance and other costs related to the reorganization of field leadership and of restructuring of branch operations at TruGreen; reserve adjustments, severance, employee retention, consulting and other costs associated with previous restructuring initiatives; severance, employee retention, legal fees and other costs associated with the 2007 Merger; and, for 2009, transition fees, employee retention and severance costs and consulting and other costs related to the information technology outsourcing initiative.

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

(3)
For our definition of Adjusted EBITDA and a reconciliation thereof to net (loss) income, see Note 3 to the Consolidated Financial Statements.

(4)
Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of operating revenue.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

        On January 14, 2014, Holdings completed the TruGreen Separation Transaction resulting in the spin-off of the assets and certain liabilities of the TruGreen Business through a tax-free, pro rata dividend to the stockholders of Holdings. As a result of the completion of the TruGreen Separation Transaction, New TruGreen will operate the TruGreen Business as a private independent company. The TruGreen Business is reported in this Annual Report on Form 10-K in continuing operations. Beginning with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014, the TruGreen Business will be reported in discontinued operations.

Results of Operations

        The Company reported operating revenue of $3.189 billion for the year ended December 31, 2013, $3.193 billion for the year ended December 31, 2012 and $3.206 billion for the year ended December 31, 2011. The operating revenue changes from year to year were driven by the results of our business units as described in our "Segment Review."

        Loss from continuing operations before income taxes was $627.2 million for the year ended December 31, 2013 and $827.4 million for the year ended December 31, 2012. Income from continuing operations before income taxes was $111.7 million for the year ended December 31, 2011.

        The improvement in loss from continuing operation before income taxes for 2013 compared to 2012 of $200.1 million and decrease in income from continuing operations before income taxes for

2012 compared to 2011of $939.1 million primarily reflect the net effect of year over year changes in the following items:

(In thousands)	2013 Compared to 2012	2012 Compared to 2011
Non-cash goodwill and trade name impairment(1)	$235,620	$(872,173)
Loss on extinguishment of debt(2)	55,554	(54,780)
Segment results(3)	(95,245)	(39,241)
Restructuring charges(4)	(2,663)	(10,015)
Non-cash asset impairment(5)	8,567	(8,732)
Interest expense(6)	(2,127)	26,917
Depreciation and amortization expense(7)	(2,870)	17,194
Other	3,299	1,704

	$200,135	$(939,126)

(1)
Represents pre-tax non-cash impairment charges of $673.3 million and $908.9 million recorded in 2013 and 2012, respectively, to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name and $36.7 million recorded in 2011 to reduce the carrying value of the TruGreen trade name. See Note 1 to the Consolidated Financial Statements for further details.

(2)
Represents the loss on extinguishment of debt recorded in 2012 related to the redemption of $996 million aggregate principal amount of the 2015 Notes and repayment of $276 million of outstanding borrowings under the Term Facilities and the loss on extinguishment of debt recorded in 2011 related to the purchase of $65.0 million in face value of the 2015 Notes from Holdings. There were no debt extinguishments by the Company in 2013.

(3)
Represents the net change in Adjusted EBITDA as described in our "Segment Review." Includes key executive transition charges of $9.8 million, $4.8 million and $6.6 million recorded in 2013, 2012 and 2011, respectively, as described in our "Segment Review." Additionally, at American Home Shield, a $3.3 million reduction in tax related reserves was recorded in 2013, and a $5.4 million increase in tax related reserves was recorded in 2012.

(4)
Represents the net change in restructuring charges related primarily to the impact of a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at American Home Shield and ServiceMaster Clean, the transaction to separate TruGreen from the Company and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters. See Note 8 to the Consolidated Financial Statements for further details.

(5)
Primarily represents a $3.3 million impairment of licensed intellectual property and a $1.2 million impairment of abandoned real estate at Terminix, and a $4.2 million impairment of certain internally developed software at Merry Maids recorded in 2012 for which there were no similar impairments recorded in 2013.

(6)
The increase in 2013 compared to 2012 is primarily due to an increase in our average long-term debt balance. The decrease in 2012 compared to 2011 is primarily due to decreases in our weighted average interest rate and average long-term debt balance.

(7)
The increase in 2013 compared to 2012 is primarily driven by increased depreciation of property and equipment as a result of property additions, offset, in part, by decreased amortization of intangible assets as a result of certain finite lived intangible assets recorded in connection with the 2007 Merger. The decrease in 2012 compared to 2011 is primarily driven by decreased amortization of intangible assets as a result of certain finite lived intangible assets recorded in connection with the 2007 Merger being fully amortized, offset, in part, by increased depreciation of property and equipment as a result of property additions.

        The Company has historically hedged a significant portion of its annual fuel consumption. The Company has historically used approximately 20 million gallons of fuel on an annual basis, with Terminix using approximately 11 million gallons. Fuel costs, after the impacts of the hedges and after adjusting for the impact of year over year changes in the number of gallons used, decreased $1.8 million for 2013 compared to 2012 and increased $8.9 million for 2012 compared to 2011. Based upon current Department of Energy fuel price forecasts, as well as the hedges the Company has executed to date for 2014, the Company projects that fuel prices will not significantly increase our fuel costs for 2014 compared to 2013.

        After adjusting for the impact of year over year changes in the number of covered employees, health care and related costs for 2013 were comparable to 2012 while costs in 2012 were $6.6 million higher than 2011. We expect to incur incremental aggregate health care costs in 2014 as compared to 2013 as a result of continued inflation in the cost of health care services and due to certain provisions of the Patient Protection and Affordable Care Act.

        The Company has historically entered into multiple interest rate swap agreements as further discussed in Note 12 to the Consolidated Financial Statements. Changes in interest rates, including the impact of the interest rate swap agreements, increased the Company's net interest costs by approximately $21 million for 2013 compared to 2012 by virtue of the unfavorable effect on floating rate debt and investment income. The corresponding impact of changes in interest rates for 2012 compared to 2011 was an approximately $5 million decrease in the Company's net interest cost.

Cost of Services Rendered and Products Sold

        The Company reported cost of services rendered and products sold of $1.906 billion for the year ended December 31, 2013 compared to $1.862 billion for the year ended December 31, 2012. As a percentage of revenue, these costs increased to 59.8 percent for the year ended December 31, 2013 from 58.3 percent for the year ended December 31, 2012. This percentage increase primarily reflects reduced leverage due to the decline in operating revenue; labor, chemical and vehicle inefficiency and higher bad debt expense at TruGreen; higher bad debt expense at Terminix; and higher expenses in our automobile, general liability and workers' compensation insurance program. These items were offset, in part, by lower claims costs at American Home Shield, including a favorable adjustment to reserves for prior year contract claims. Additionally, in 2012 we recorded a $3.3 million impairment of licensed intellectual property and a $1.2 million impairment of abandoned real estate at Terminix, and a $4.2 million impairment of certain internally developed software at Merry Maids for which there were no similar impairments recorded in 2013.

        The Company reported cost of services rendered and products sold of $1.862 billion for the year ended December 31, 2012 compared to $1.814 billion for the year ended December 31, 2011. As a percentage of revenue, these costs increased to 58.3 percent for the year ended December 31, 2012 from 56.6 percent in 2011. This percentage increase primarily reflects higher fuel and fertilizer prices; a reduction in labor productivity and higher fertilizer usage rates at TruGreen; a $3.3 million impairment of licensed intellectual property, a $1.2 impairment of abandoned real estate and higher product distribution revenue at Terminix, which has lower margins than termite or pest revenue; a $4.2 million impairment of certain internally developed software at Merry Maids; and higher expenses in our automobile, general liability and workers' compensation insurance program due primarily to the reversal, in 2011, of claims reserves driven by favorable claims experience. These items were offset, in part, by improved labor efficiencies and the favorable impact of acquiring assets in connection with exiting certain fleet leases at Terminix; a reduction in ice melt sales at TruGreen, which has lower margins than core lawn services; lower claims costs at American Home Shield; and other cost reductions realized through ongoing initiatives.

Selling and Administrative Expenses

        The Company reported selling and administrative expenses of $920.5 million for the year ended December 31, 2013 compared to $872.0 million for the year ended December 31, 2012. As a percentage of revenue, these costs increased to 28.9 percent for the year ended December 31, 2013 from 27.3 percent for the year ended December 31, 2012. This percentage increase primarily reflects reduced leverage due to the decline in operating revenue; higher sales staffing levels, increased investments in sales tools and higher costs related to telephone and information technology systems at TruGreen; increased investments in sales and marketing and higher technology costs at American Home Shield; and a $5.0 million increase in key executive transition charges. These items were offset, in part, by an $8.7 million reduction in tax related reserves and lower provisions for certain legal matters at American Home Shield; lower incentive compensation expense at Terminix; and lower costs in our centers of excellence.

        The Company reported selling and administrative expenses of $872.0 million for the year ended December 31, 2012 compared to $880.5 million for the year ended December 31, 2011. As a percentage of revenue, these costs decreased to 27.3 percent for the year ended December 31, 2012 from 27.5 percent in 2011. This percentage decrease primarily reflects lower sales and marketing expense and a $1.9 million reduction in key executive transition charges. These items were offset, in part, by increased investments in productivity and standardization initiatives and higher technology costs related to a new operating system at TruGreen; a $5.4 million increase in tax related reserves, higher provisions for certain legal matters and increased investments to drive improvements in service delivery at American Home Shield; and higher technology costs related to PCI standards compliance purposes at Other Operations and Headquarters.

Amortization Expense

        Amortization expense was $55.5 million, $65.3 million and $91.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decreases are a result of certain finite lived intangible assets recorded in connection with the 2007 Merger being fully amortized.

Goodwill and Trade Name Impairment

        The Company recorded non-cash goodwill impairment charges of $417.5 million and $790.2 million for the years ended December 31, 2013 and 2012, respectively, to reduce the carrying value of TruGreen's goodwill to its then estimated fair value. The Company also recorded non-cash trade name impairment charges of $255.8 million, $118.7 million and $36.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, to reduce the carrying value of the TruGreen trade name to its fair value. See "Critical Accounting Policies and Estimates" below and Note 1 to the Consolidated Financial Statements for further discussion of the Company's goodwill and indefinite-lived intangible asset impairment testing.

        As a result of the TruGreen Separation Transaction, the Company will be required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions used in this analysis will be developed with the view of the TruGreen Business as a standalone company, resulting in an expected impairment charge of approximately $150 million in the first quarter of 2014.

Restructuring Charges

        The Company incurred restructuring charges of $20.8 million, $18.2 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Restructuring charges were comprised of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
TruGreen Separation Transaction(1)	$13,398	$—	$—
Terminix branch optimization(2)	2,099	3,652	3,560
TruGreen reorganization and restructuring(3)	1,362	3,241	1,115
American Home Shield reorganization(4)	—	647	—
ServiceMaster Clean reorganization(4)	360	1,370	—
Centers of excellence initiative(5)	3,629	9,267	3,416
Other(6)	(8)	—	71

Total restructuring charges	$20,840	$18,177	$8,162

(1)
Represents expenses incurred by the Company directly related to the TruGreen Separation Transaction. These charges included professional fees of $12.8 million and severance of $0.6 million.

(2)
For the years ended December 31, 2013, 2012 and 2011, these charges included severance costs of $0.9 million, $0.4 million and $0.1 million, respectively, and lease termination costs of $1.2 million, $3.3 million and $3.5 million, respectively.

(3)
For the year ended December 31, 2013, these charges included severance costs. For the years ended December 31, 2012 and 2011, these charges included severance costs of $2.7 million and $0.8 million, respectively, and lease termination costs of $0.5 million and $0.3 million, respectively.

(4)
For the years ended December 31, 2013 and 2012, these charges included severance costs.

(5)
Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company's headquarters functions that provide company-wide administrative services for our operations that we refer to as "centers of excellence." For the years ended December 31, 2013, 2012 and 2011, these charges included severance and other costs of $0.9 million, $4.6 million and $1.9 million, respectively, and professional fees of $2.7 million, $4.7 million and $1.5 million, respectively.

(6)
These charges included reserve adjustments associated with previous restructuring initiatives.

Interest Expense

        Interest expense totaled $249.0 million, $246.9 million and $273.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in 2013 compared to 2012 is primarily due to an increase in our average long-term debt balance. The decrease in 2012 compared to 2011 is primarily due to decreases in our weighted average interest rate and average long-term debt balance.

Interest and Net Investment Income

        Interest and net investment income totaled $9.1 million, $7.8 million and $10.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and was comprised of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Realized gains(1)	$5,056	$6,191	$9,972
Impairments of securities(2)	—	—	(195)
Deferred compensation trust(3)	2,271	1,417	(49)
Other(4)	1,786	237	1,158

Interest and net investment income	$9,113	$7,845	$10,886

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

Loss on Extinguishment of Debt

        Loss on extinguishment of debt totaled $55.6 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in 2012 compared to 2011 is primarily due to the redemption of $996 million aggregate principal amount of the 2015 Notes and repayment of $276 million of outstanding borrowings under the Term Facilities. There was no similar loss on extinguishment of debt in 2013.

(Benefit) Provision for Income Taxes

        The effective tax rate on (loss) income from continuing operations was a benefit of 19.6 percent and 13.8 percent for the year ended December 31, 2013 and 2012, respectively, and a provision of 39.3 percent for the year ended December 31, 2011. The effective tax rates for the years ended December 31, 2013 and 2012 were impacted by the impairment of permanently nondeductible goodwill at TruGreen that did not produce a tax benefit. For a reconciliation of our effective tax rates to the statutory rate see Note 5 to the Consolidated Financial Statements.

Net (Loss) Income

        Net loss for the year ended December 31, 2013 was $505.9 million compared to a net loss of $713.5 million for the year ended December 31, 2012 and net income of $40.8 million for the year ended December 31, 2011. The $207.6 million improvement for 2013 compared to 2012 was primarily driven by a $200.1 million improvement in (loss) income from continuing operations before income taxes and a $8.6 million increase in (benefit) provision for income taxes, offset, in part, by a $0.9 million increase in loss from discontinued operations, net of tax. The $754.4 million decrease for 2012 compared to 2011 was primarily driven by a $939.1 million reduction in (loss) income from continuing operations before income taxes, offset, in part, by a $158.2 million reduction in (benefit) provision for income taxes and a $26.8 million improvement in loss from discontinued operations, net of income taxes.

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

	Key Performance Indicators as of December 31,
	2013	2012	2011
Terminix—
(Reduction) Growth in Pest Control Customers	(1.6)%	0.8%	6.4%
Pest Control Customer Retention Rate	79.3%	79.3%	80.6%
Reduction in Termite Customers	(2.3)%	(1.4)%	(1.0)%
Termite Customer Retention Rate	85.1%	85.6%	86.1%
TruGreen—
Reduction in Full Program Accounts(1)	(7.9)%	(12.2)%	(5.3)%
Customer Retention Rate(1)	65.4%	67.9%	66.7%
American Home Shield—
Growth in Home Warranties	1.0%	—	1.6%
Customer Retention Rate	72.8%	73.7%	75.1%

(1)
During 2013, the Company refined its customer count data, which impacted the above metrics as of December 31, 2012 and subsequent periods. As of December 31, 2012, the adjusted Reduction in Full Program Accounts is 12.2 percent compared to the previously reported reduction of 11.3 percent. As of December 31, 2012, the adjusted Customer Retention Rate is 67.9 percent compared to the previously reported rate of 68.6 percent.

Segment Review

        The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the Notes to the Consolidated Financial Statements.

        Operating Revenues and Adjusted EBITDA by operating segment are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Operating Revenue:
Terminix	$1,309,469	$1,265,417	$1,193,075
TruGreen	895,943	979,081	1,100,741
American Home Shield	740,062	720,860	686,737
ServiceMaster Clean	150,929	139,441	138,691
Other Operations and Headquarters	92,432	88,482	86,628

Total Operating Revenue	$3,188,835	$3,193,281	$3,205,872

Adjusted EBITDA(1):
Terminix	$318,903	$319,838	$299,485
TruGreen	25,999	152,813	209,031
American Home Shield	170,866	141,542	131,977
ServiceMaster Clean	67,942	61,041	64,018
Other Operations and Headquarters	(107,721)	(104,000)	(94,036)

Total Adjusted EBITDA	$475,989	$571,234	$610,475

(1)
For our definition of Adjusted EBITDA and a reconciliation thereof to net (loss) income, see Note 3 to the Consolidated Financial Statements.

Terminix Segment

Year ended December 31, 2013

        The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 3.5 percent increase in operating revenue and a 0.3 percent decrease in Adjusted EBITDA for the year ended December 31, 2013 compared to 2012. Pest control revenue, which was 56 percent of the segment's operating revenue in 2013, increased 4.3 percent compared to 2012, reflecting improved price realization, offset, in part, by a 0.4 percent decrease in average pest control customer counts. Absolute pest control customer counts as of December 31, 2013 compared to 2012 decreased 1.6 percent, driven by a decrease in new unit sales and acquisitions. The pest control customer retention rate for the year ended December 31, 2013 was comparable to 2012. Termite revenue, which was 39 percent of the segment's operating revenue in 2013, increased 1.8 percent compared to 2012. Termite renewal revenue comprised 52 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects an increase in non-renewable sales and improved price realization, offset, in part, by a 2.1 percent decrease in average customer counts. Absolute termite customer counts as of December 31, 2013 compared to 2012 declined 2.3 percent driven by a decrease in new unit sales and a 50 basis points ("bps") decrease in the customer retention rate. Product distribution revenue, which has lower margins than pest or termite revenue and accounted for approximately five percent of the segment's operating revenue in 2013, increased $3.8 million compared to 2012.

        Terminix's Adjusted EBITDA decreased $0.9 million for the year ended December 31, 2013 compared to 2012. Key executive transition charges of $0.9 million were recorded in 2013, which included recruiting costs and a signing bonus related to the hiring of the new President of Terminix. Excluding the impact of key executive transition charges, Terminix's Adjusted EBITDA for 2013 was comparable to 2012, reflecting the impact of higher operating revenue and lower incentive compensation expense offset by higher bad debt expense and increased provisions for certain legal matters.

Year ended December 31, 2012

        The Terminix segment reported a 6.1 percent increase in operating revenue and a 6.8 percent increase in Adjusted EBITDA for the year ended December 31, 2012 compared to 2011. Pest control revenue, which was 56 percent of the segment's operating revenue in 2012, increased 7.1 percent compared to 2011, reflecting a 4.2 percent increase in average customer counts, a $12.2 million increase in other pest revenue, primarily bed bug services, and improved price realization. Absolute pest control customer counts as of December 31, 2012 compared to 2011 increased 0.8 percent, driven by new unit sales and acquisitions, offset, in part, by a 130 bps decrease in the customer retention rate. Termite revenue, which was 39 percent of the segment's operating revenue in 2012, increased 3.5 percent compared to 2011. Termite renewal revenue comprised 55 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflected improved price realization and a 0.6 percent increase in new unit sales, offset, in part, by a 1.1 percent decrease in average customer counts. Absolute termite customer counts as of December 31, 2012 compared to 2011 declined 1.4 percent driven by a 50 bps decrease in the customer retention rate, offset, in part, by new unit sales and acquisitions. Product distribution revenue, which has lower margins than pest or termite revenue and accounted for approximately five percent of the segment's operating revenue in 2012, increased $10.1 million compared to 2011.

        Terminix's Adjusted EBITDA increased $20.4 million for the year ended December 31, 2012 compared to 2011. This increase primarily reflects the impact of higher operating revenue, a reduction in sales and marketing expense, as a percent of revenue, cost efficiencies realized through ongoing initiatives, including the benefits of sales mobility and routing and scheduling tools, the favorable impact of acquiring assets in connection with exiting certain fleet leases, and improved production labor efficiencies, offset, in part, by higher fuel prices and product distribution revenue, which has lower margins than pest or termite revenue.

TruGreen Segment

        As described in "Recent Developments", on January 14, 2014, Holdings completed the TruGreen Separation Transaction, resulting in the spin-off of the assets and certain liabilities of the TruGreen Business. The TruGreen Business is reported in this Annual Report on Form 10-K in continuing operations. Beginning with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014, the TruGreen Business will be reported in discontinued operations.

Year ended December 31, 2013

        The TruGreen segment, which during 2013 provided residential and commercial lawn, tree and shrub care services, reported an 8.5 percent decrease in operating revenue and an 83.0 percent decrease in Adjusted EBITDA for the year ended December 31, 2013 compared to 2012. Revenue from residential lawn service customers, which was 82 percent of the segment's operating revenue in 2013, decreased 8.8 percent compared to 2012, reflecting an 8.9 percent decline in average residential full program customer counts and inefficiencies in service delivery caused, in part, by integration issues with newly implemented technology, offset, in part, by improved price realization. Absolute customer counts as of December 31, 2013 compared to 2012 declined 7.9 percent, driven by a 250 bps decrease in the residential full program customer retention rate, offset, in part, by new unit sales. For the year ended December 31, 2013 compared to 2012, the segment's operating revenue also reflects a $14.4 million decrease in revenue from commercial customers.

        TruGreen's Adjusted EBITDA decreased $126.8 million for the year ended December 31, 2013 compared to 2012. Key executive transition charges of $0.5 million and $1.4 million were recorded in 2013 and 2012, respectively, which included recruiting costs and a signing bonus related to the hiring of David Alexander, the President of TruGreen, and separation charges related to the resignation in 2012 of Thomas Brackett, a former President of TruGreen. The remaining decrease of $127.7 million primarily reflects the impact of lower operating revenue; labor, chemical and vehicle inefficiency driven, in part, by integration issues with newly implemented technology; higher bad debt expense; higher sales staffing levels; higher costs related to telephone and information technology systems; and increased investments in sales tools.

        As a result of the TruGreen Separation Transaction, the Company will be required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions used in this analysis will be developed with the view of the TruGreen business as a standalone company, resulting in an expected impairment charge of approximately $150 million in the first quarter of 2014.

Year ended December 31, 2012

        The TruGreen segment reported an 11.1 percent decrease in operating revenue and a 26.9 percent decrease in Adjusted EBITDA for the year ended December 31, 2012 compared to 2011. Revenue from residential lawn service customers, which was 83 percent of the segment's operating revenue in 2012, decreased 13.0 percent compared to 2011, reflecting an 11.3 percent decline in average residential full program customer counts and a steep decline in less than full program sales, offset, in part, by improved price realization. Absolute customer counts as of December 31, 2012 compared to 2011 declined 12.2 percent, driven by a decrease in new unit sales and acquisitions, offset, in part, by a 120 bps increase in the residential full program customer retention rate. The decrease in new unit sales was significantly impacted by changes in our product offerings and the rebalancing of our sales channel mix. For the year ended December 31, 2012 compared to 2011, the segment's operating revenue also reflected a $13.5 million increase in revenue from commercial customers, offset, in part, by a $14.4 million decrease in third party revenue, primarily sales of ice melt products.

        TruGreen's Adjusted EBITDA decreased $56.2 million for the year ended December 31, 2012 compared to 2011. Key executive transition charges of $1.4 million and $1.0 million were recorded in 2012 and 2011, respectively, which included recruiting costs related to the hiring of David Alexander, the President of TruGreen, and separation charges related to the resignation in 2012 of Thomas Brackett, a former President of TruGreen, and the resignation in 2011 of Stephen Donly, also a former President of TruGreen. The remaining decrease of $55.8 million primarily reflects the impact of lower operating revenue, a reduction in labor productivity, higher fertilizer prices and usage rates, higher technology costs related to a new operating system, higher fuel prices and increased investments in productivity and standardization initiatives, offset, in part, by lower sales staffing, driven by our decision to reduce our focus on the neighborhood sales channel, and a reduction in ice melt sales, which has lower margins than core lawn services.

American Home Shield Segment

Year ended December 31, 2013

        The American Home Shield segment, which provides home warranties and preventative maintenance contracts for household systems and appliances, reported a 2.7 percent increase in operating revenue and a 20.7 percent increase in Adjusted EBITDA for the year ended

December 31, 2013 compared to 2012. The operating revenue results reflect improved price realization and a 1.1 percent increase in average customer counts. Absolute customer counts as of December 31, 2013 increased 1.0 percent compared to 2012, driven by an increase in new unit sales, offset, in part, by a 90 bps decrease in the customer retention rate.

        American Home Shield's Adjusted EBITDA increased $29.3 million for the year ended December 31, 2013 compared to 2012. The segment's Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $5.1 million and $6.2 million recorded in 2013 and 2012, respectively, and key executive transition charges of $1.2 million recorded in 2012, which included recruiting costs and a signing bonus related to the hiring of the new President of American Home Shield and separation charges related to the retirement of the former President of American Home Shield. Additionally, a $3.3 million reduction in tax related reserves was recorded in 2013, and a $5.4 million increase in tax related reserves was recorded in 2012. The remaining increase of $20.5 million primarily reflects the impact of higher operating revenue, lower claims costs, including a favorable adjustment to reserves for prior year contract claims, and lower provisions for certain legal matters, offset, in part, by increased investments in sales and marketing and higher technology costs.

        In February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. This decision will allow us to more effectively focus our energy and resources on driving growth and serving our customers. Important factors that led to this decision include:

  •
  the ongoing operational costs of the new operating system are high;

  •
  plans to achieve economies of scale by expanding the technology beyond American Home Shield to other business units were adversely impacted by the TruGreen Separation Transaction;

  •
  enhancements to our existing operating system enabled it to support our needs;

  •
  certain planned benefits of the new operating system can be achieved through other means; and

  •
  we will now be able to invest our resources in areas that will allow us to focus on growing our business.

We expect to record an impairment charge of approximately $50 million in the first quarter of 2014 relating to this decision.

Year ended December 31, 2012

        The American Home Shield segment reported a 5.0 percent increase in operating revenue and a 7.2 percent increase in Adjusted EBITDA for the year ended December 31, 2012 compared to 2011. The operating revenue results reflect improved price realization and a 0.3 percent increase in average customer counts. Absolute customer counts as of December 31, 2012 were comparable to 2011 driven by an increase in new unit sales, offset by a 140 bps decrease in the customer retention rate.

        American Home Shield's Adjusted EBITDA increased $9.6 million for the year ended December 31, 2012 compared to 2011. The segment's Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $6.2 million and $9.8 million recorded in 2012 and 2011, respectively. Additionally, a $5.4 million increase in tax related reserves and key executive transition charges of $1.2 million, which included recruiting costs and a signing bonus related to the hiring of the new President of American Home Shield and separation charges related to the retirement of the former President of American Home Shield, were recorded in 2012. The remaining increase of $19.8 million primarily reflects the impact of higher operating revenue and a reduction, as a percent of revenue, in home warranty claims costs and sales and marketing costs, offset, in part, by higher provisions for certain legal matters and increased investments to drive improvements in service delivery.

ServiceMaster Clean Segment

Year ended December 31, 2013

        The ServiceMaster Clean segment, which provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore, and ServiceMaster Clean brand names, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name, reported an 8.2 percent increase in operating revenue and an 11.3 percent increase in Adjusted EBITDA for the year ended December 31, 2013 compared to 2012. Domestic royalty fees, which were 51 percent of the segment's operating revenue in 2013, increased 3.4 percent compared to 2012, primarily driven by increases in disaster restoration services. Revenue from janitorial national accounts, which was 14 percent of the segment's operating revenue in 2013, increased 32.4 percent compared to 2012, driven by strong sales activity. Sales of products to franchisees, which were 10 percent of the segment's operating revenue in 2013, were comparable to 2012.

        ServiceMaster Clean's Adjusted EBITDA increased $6.9 million for the year ended December 31, 2013 compared to 2012. Key executive transition charges of $1.0 million recorded in 2012, which included relocation costs related to the hiring of the new President of ServiceMaster Clean and Merry Maids and separation charges related to the retirement of the former President of ServiceMaster Clean. The remaining increase of $5.9 million primarily reflects the impact of higher operating revenue.

Year ended December 31, 2012

        The ServiceMaster Clean segment reported a 0.5 percent increase in operating revenue and a 4.7 percent decrease in Adjusted EBITDA for the year ended December 31, 2012 compared to 2011. Domestic royalty fees, which were 52 percent of the segment's operating revenue in 2012, decreased 3.1 percent compared to 2011, primarily driven by decreases in disaster restoration services. Revenue from janitorial national accounts, which was 12 percent of the segment's operating revenue in 2012, increased 36.1 percent compared to 2011, driven by strong sales activity. Sales of products to franchisees, which were 10 percent of the segment's operating revenue in 2012, decreased 12.9 percent compared to 2011, driven by lower franchisee demand for equipment.

        ServiceMaster Clean's Adjusted EBITDA decreased $3.0 million for the year ended December 31, 2012 compared to 2011. Key executive transition charges of $1.0 million and $0.4 million were recorded in 2012 and 2011, respectively, which included recruiting, relocation costs and a signing bonus related to the hiring of the new President of ServiceMaster Clean and Merry Maids and separation charges related to the retirement of the former President of ServiceMaster Clean. The remaining decrease of $2.4 million primarily reflects the impact of lower domestic royalty fees, which have higher margins than janitorial national accounts, and lower sales of products to franchisees.

Other Operations and Headquarters Segment

Year ended December 31, 2013

        This segment includes the franchised and Company-owned operations of Merry Maids, SMAC and the Company's headquarters functions. The segment reported a 4.5 percent increase in operating revenue and a 3.6 percent decrease in Adjusted EBITDA for the year ended December 31, 2013 compared to 2012.

        Merry Maids, which accounted for 91.5 percent of the segment's operating revenue in 2013, reported a 3.1 percent increase in operating revenue and a 2.4 percent decrease in Adjusted EBITDA for the year ended December 31, 2013 compared to 2012. Revenue from company-owned branches, which was 75 percent of Merry Maids' operating revenue in 2013, increased 4.3 percent compared to 2012, reflecting a 5.3 percent increase in average customer counts, primarily driven by acquisitions, and improved price realization, offset, in part, by a decline in non-recurring services. Absolute customer counts as of December 31, 2013 were comparable to 2012. Royalty fees, which were 18 percent of Merry Maids' operating revenue in 2013, and sales of products to franchisees, which were 7 percent of Merry Maids' operating revenue in 2013, were comparable to 2012.

        Merry Maids' Adjusted EBITDA decreased $0.5 million for the year ended December 31, 2013 compared to 2012. This decrease primarily reflects higher technology costs, offset, in part, by the impact of higher operating revenue.

        The Adjusted EBITDA of the Company's headquarters functions and SMAC decreased $3.2 million for the year ended December 31, 2013 compared to 2012. The segment's Adjusted EBITDA included interest and net investment income of $1.6 million and $0.1 million in 2013 and 2012, respectively. Additionally, key executive transition charges of $8.3 million and $1.2 million were recorded in 2013 and 2012, respectively, which included recruiting costs and signing bonuses for Robert J. Gillette, our new CEO, Alan J. M. Haughie, our new CFO, and other key executives and separation charges related to the resignation of Harry J. Mullany III, our former CEO, and other key executives. The remaining change in Adjusted EBITDA of the Company's headquarters functions and SMAC is an increase of $2.4 million. This increase primarily reflects lower costs in our centers of excellence, offset, in part, by higher expenses in our automobile, general liability and workers' compensation insurance program.

Year ended December 31, 2012

        The segment reported a 2.1 percent increase in operating revenue and a 10.6 percent decrease in Adjusted EBITDA for the year ended December 31, 2012 compared to 2011.

        Merry Maids, which accounted for 93 percent of the segment's operating revenue in 2012, reported a 1.3 percent increase in operating revenue and a 0.8 percent increase in Adjusted EBITDA for the year ended December 31, 2012 compared to 2011. Revenue from company-owned branches, which was 74 percent of Merry Maids' operating revenue in 2012, decreased 0.8 percent compared to 2011, reflecting a $4.6 million reduction in operating revenue driven by the sale of ten company-owned branches to existing and new franchisees in the fourth quarter of 2011, offset, in part, by improved price realization. As adjusted for branch dispositions in 2011, operating revenue reflected a 7.3 percent increase in average customer counts at company-owned branches. Absolute customer counts as of December 31, 2012 compared to 2011 increased 10.5 percent driven by a 420 bps increase in the customer retention rate and an increase in acquisitions, offset, in part, by a decrease in new unit sales. Royalty fees, which were 20 percent of Merry Maids' operating revenue in 2012, increased 7.7 percent compared to 2011, driven by organic franchise growth, franchise license sales and the sale of the company-owned branches to existing and new franchisees. Sales of products to franchisees, which were 6 percent of Merry Maids' operating revenue in 2012, increased 7.7 percent compared to 2011, driven by higher equipment sales.

        Merry Maids' Adjusted EBITDA increased $0.2 million for the year ended December 31, 2012 compared to 2011. Key executive transition charges of $0.6 million, which included separation charges related to the resignation of the former President of Merry Maids, and a gain of $1.3 million, resulting from the sale of the company-owned branches, were recorded in 2011. The remaining increase of $0.9 million reflects the impact of higher operating revenue and improved labor efficiencies.

        The Adjusted EBITDA of the Company's headquarters functions and SMAC decreased $10.1 million for the year ended December 31, 2012 compared to 2011. The segment's Adjusted EBITDA included interest and net investment income of $0.1 million and $1.0 million in 2012 and 2011, respectively. Additionally, key executive transition charges of $1.2 million and $4.7 million were recorded in 2012 and 2011, respectively. The remaining decrease of $12.7 million primarily reflects higher expenses in our automobile, general liability and workers' compensation insurance program due primarily to the reversal, in 2011, of claims reserves driven by favorable claims experience, and higher technology costs related to PCI standards compliance purposes.

Pro Forma Financial Information

        On January 14, 2014, Holdings completed the TruGreen Separation Transaction resulting in the spin-off of the assets and certain liabilities of the TruGreen Business through a tax-free, pro rata dividend to the stockholders of Holdings.

        The unaudited pro forma operating revenue and Adjusted EBITDA presented below for the years ended December 31, 2013, 2012 and 2011 give effect to the TruGreen Separation Transaction and have been derived from the Consolidated Financial Statements and notes thereto. The unaudited pro forma operating revenue and Adjusted EBITDA are based upon available information and assumptions that ServiceMaster believes are reasonable, are provided for informational purposes only, and do not purport to project the future operating results of ServiceMaster. The unaudited pro forma operating revenue and Adjusted EBITDA have been prepared as if the TruGreen Separation Transaction occurred on January 1, 2011. The unaudited pro forma operating revenue and Adjusted EBITDA should be read in conjunction with ServiceMaster's Consolidated Financial Statements and notes thereto.

        ServiceMaster historically incurred the cost of certain corporate-level activities which it performed on behalf of the TruGreen Business. Such corporate costs include: accounting and finance, legal, human resources, information technology, insurance, operations, real estate, tax services and other costs. These costs will be transitioned to New TruGreen through a combination of (1) transfers of certain activities to New TruGreen at the time of the spin-off transaction and (2) payments to ServiceMaster by New TruGreen under transition services agreements. ServiceMaster expects an approximate $25 million reduction in annual costs associated with the transition of these activities to New TruGreen. This amount is not reflected in pro forma Adjusted EBITDA as presented below.

        Operating revenue and Adjusted EBITDA by operating segment on a pro forma basis are as follows:

(In thousands)	As Reported	Adjustments(1)	Pro Forma
Year Ended December 31, 2013
Operating Revenue:
Terminix	$1,309,469	$—	$1,309,469
TruGreen	895,943	895,943	—
American Home Shield	740,062	—	740,062
ServiceMaster Clean	150,929	—	150,929
Other Operations and Headquarters	92,432	—	92,432

Total Operating Revenue	$3,188,835	$895,943	$2,292,892

Adjusted EBITDA:
Terminix	$318,903	$—	$318,903
TruGreen	25,999	25,999	—
American Home Shield	170,866	—	170,866
ServiceMaster Clean	67,942	—	67,942
Other Operations and Headquarters	(107,721)	58	(107,779)

Total Adjusted EBITDA	$475,989	$26,057	$449,932

Year Ended December 31, 2012
Operating Revenue:
Terminix	$1,265,417	$—	$1,265,417
TruGreen	979,081	979,081	—
American Home Shield	720,860	—	720,860
ServiceMaster Clean	139,441	—	139,441
Other Operations and Headquarters	88,482	—	88,482

Total Operating Revenue	$3,193,281	$979,081	$2,214,200

Adjusted EBITDA:
Terminix	$319,838	$—	$319,838
TruGreen	152,813	152,813	—
American Home Shield	141,542	—	141,542
ServiceMaster Clean	61,041	—	61,041
Other Operations and Headquarters	(104,000)	5,443	(109,443)

Total Adjusted EBITDA	$571,234	$158,256	$412,978

Year Ended December 31, 2011
Operating Revenue:
Terminix	$1,193,075	$—	$1,193,075
TruGreen	1,100,741	1,100,741	—
American Home Shield	686,737	—	686,737
ServiceMaster Clean	138,691	—	138,691
Other Operations and Headquarters	86,628	—	86,628

Total Operating Revenue	$3,205,872	$1,100,741	$2,105,131

Adjusted EBITDA:
Terminix	$299,485	$—	$299,485
TruGreen	209,031	209,031	—
American Home Shield	131,977	—	131,977
ServiceMaster Clean	64,018	—	64,018
Other Operations and Headquarters	(94,036)	4,550	(98,586)

Total Adjusted EBITDA	$610,475	$213,581	$396,894

(1)
Adjustments reflect results of operations of the TruGreen Business and, for the year ended December 31, 2013, the elimination of non-recurring costs of $3.6 million, which were directly related to the TruGreen Separation Transaction.

        As a result of the TruGreen Separation Transaction, the Company will be required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions used in this analysis will be developed with the view of the TruGreen business as a standalone company, resulting in an expected impairment charge of approximately $150 million.

Discontinued Operations

        Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

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

FINANCIAL POSITION AND LIQUIDITY

Cash Flows from Operating Activities from Continuing Operations

        Net cash provided from operating activities from continuing operations increased $17.4 million to $252.0 million for the year ended December 31, 2013 compared to $234.6 million for the year ended December 31, 2012 and $295.0 million for the year ended December 31, 2011.

        Net cash provided from operating activities in 2013 was comprised of $220.9 million in earnings adjusted for non-cash charges and a $49.0 million decrease in cash required for working capital, offset, in part, by $17.8 million in cash payments related to restructuring charges. For the year ended December 31, 2013, working capital requirements were favorably impacted by a change in the timing of customer prepayments.

        Net cash provided from operating activities in 2012 was comprised of $312.4 million in earnings adjusted for non-cash charges and $3.0 million in premiums received on issuance of the 2020 Notes, offset, in part, by a $20.5 million increase in cash required for working capital, $42.9 million in cash payments for the call premium paid on the redemption of $996 million aggregate principal amount of the 2015 Notes and $17.3 million in cash payments related to restructuring charges. For the year ended December 31, 2012, working capital requirements were adversely impacted by the timing of interest payments on the Senior Notes and decreased accruals for incentive compensation.

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

Cash Flows from Investing Activities from Continuing Operations

        Net cash used for investing activities from continuing operations was $105.5 million for the year ended December 31, 2013 compared to $118.3 million for the year ended December 31, 2012 and $135.2 million for the year ended December 31, 2011.

        Capital expenditures decreased to $60.4 million in 2013 from $73.2 million in 2012 and $96.5 million in 2011 and included recurring capital needs, including vehicle fleet purchases in 2011, and information technology projects, including a new operating system and telecommunications infrastructure at TruGreen and technology costs at American Home Shield. The Company anticipates that capital expenditures for the full year 2014 will range from $55 million to $65 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology. The Company fulfilled its vehicle fleet needs through vehicle capital leases in 2012 and 2013 and expects to fulfill its ongoing vehicle fleet needs in the same manner. The Company has no additional material capital commitments at this time.

        Cash payments for acquisitions in 2013 totaled $32.1 million, compared with $46.1 million in 2012 and $44.4 million in 2011. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. The Company expects to continue its tuck-in acquisition program at levels consistent with prior periods. Additionally, the Company announced that as of February 28, 2014, it has acquired HSA Home Warranty, based in Madison, Wisconsin. This acquisition will result in a cash outlay of approximately $32 million, net of cash acquired, in the first quarter of 2014.

        Cash flows used for notes receivable, financial investments and securities, net, in 2013 were $0.4 million and were primarily driven by growth in customer financing through SMAC. Cash flows used for notes receivable, financial investments and securities, net, in 2012 were $1.2 million and were primarily driven by increased investments in marketable securities at American Home Shield and growth in customer financing through SMAC. Cash flows provided from notes receivable, financial investments and securities, net, were $3.0 million for the year ended December 31, 2011.

        Cash flows used for notes receivable from affiliate reflect the amount outstanding under the revolving promissory note with Holdings. See Note 10 to the Consolidated Financial Statements for further details.

Cash Flows from Financing Activities from Continuing Operations

        Net cash used for financing activities from continuing operations was $81.6 million for the year ended December 31, 2013 compared to $18.0 million for the year ended December 31, 2012 and $102.2 million for the year ended December 31, 2011.

        During 2013, the Company made scheduled principal payments on long-term debt of $60.6 million, including the payment of the amounts outstanding under the former accounts receivable securitization facility, and made payments on other long-term financing obligations of $4.1 million. Additionally, the Company borrowed an incremental $0.9 million, paid $12.2 million in original issue discount and paid debt issuance costs of $5.6 million as part of the 2013 Term Loan Facility Amendment.

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

Liquidity

        The Company is highly leveraged, and a substantial portion of the Company's liquidity needs are due to service requirements on indebtedness and from funding the Company's operations, seasonal working capital needs and capital expenditures. The agreements governing the Term Facilities, the 2020 Notes and the Revolving Credit Facility contain covenants that limit or restrict the ability of the Company to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2013, the Company was in compliance with the covenants under these agreements that were in effect on such date.

        The Company's ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of December 31, 2013, the Company had $324.2 million of remaining capacity available under the Revolving Credit Facility. On November 27, 2013, the Company entered into the 2013 Revolver Amendment. Pursuant to the 2013 Revolver Amendment, after completion of the TruGreen Separation Transaction, the Company has $241.7 million of available borrowing capacity through July 23, 2014 and $182.7 million from July 24, 2014 through January 31, 2017.

  Cash and Marketable Securities

        Cash and short- and long-term marketable securities totaled $634.8 million as of December 31, 2013, compared with $568.5 million as of December 31, 2012. Cash and short- and long-term marketable securities include balances associated with regulatory requirements at American Home Shield. See "—Limitations on Distributions and Dividends by Subsidiaries." American Home Shield's investment portfolio has been invested in a combination of high-quality, short-duration fixed-income securities and equities. The Company closely monitors the performance of the investments. From time to time, the Company reviews the statutory reserve requirements to which its regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case the Company may adjust its reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

  Fleet and Equipment Financing Arrangements

        A portion of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees by the Company (which approximate 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. As of December 31, 2013, the Company's residual value guarantees related to the leased assets totaled $11.4 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.1 million in the Consolidated Statements of Financial Position.

        The Company has entered into a fleet management services agreement (the "Fleet Agreement") which, among other things, allows the Company to obtain fleet vehicles through a leasing program. The Company fulfilled substantially all of its vehicle fleet needs in 2012 and 2013 through the leasing program under the Fleet Agreement. For the year ended December 31, 2013, the Company acquired $50.9 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. The Company has no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. As a result of the TruGreen Separation Transaction, the Company anticipates that new lease financings under the Fleet Agreement for the full year 2014 will range from $15 million to $25 million.

        Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2013, the estimated fair value of the Company's fuel swap contracts was a net asset of $1.0 million, and the Company had posted $2.5 million in letters of credit as collateral under its fuel hedging program, none of which were issued under the Company's Revolving Credit Facility. The continued use of letters of credit for this purpose could limit the Company's ability to post letters of credit for other purposes and could limit the Company's borrowing availability under the Revolving Credit Facility. However, the Company does not expect the fair value of its outstanding fuel swap contracts to materially impact its financial position or liquidity.

  Term Facilities

        In August 2012, the Company entered into an amendment (the "2012 Term Loan Facility Amendment") to its Term Loan Facility to amend the credit agreement governing the Term Loan Facility (the "Credit Agreement") primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Pursuant to the 2012 Term Loan Facility Amendment, the Tranche B loans have a maturity date of January 31, 2017. The interest rates applicable to the Tranche B loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin or (ii) an alternate base rate, plus a borrowing margin. As of December 31, 2013, the borrowing margin for the outstanding Tranche B loans was 4.25 percent. The 2012 Term Loan Facility Amendment also includes mechanics for future extension amendments, permits borrower buy-backs of term loans, increases the size of certain baskets and makes certain other changes to the Credit Agreement, including the reduction of the availability under the synthetic letter of credit facility from $150.0 million to $137.6 million.

        On February 22, 2013, the Company entered into Amendment No. 2 to its Term Loan Facility (the "2013 Term Loan Facility Amendment") to amend the Credit Agreement primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Pursuant to the 2013 Term Loan Facility Amendment, the maturity of the outstanding Tranche A loans was extended, and such loans were converted into a new tranche of term loans in an aggregate principal amount, along with new loans extended by certain new lenders, of $1.220 billion (the "Tranche C loans"). The maturity date for the Tranche C loans is January 31, 2017. The interest rates applicable to the Tranche C loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves) plus 3.25 percent, with a minimum adjusted London inter-bank offered rate of 1.00 percent or (ii) an alternate base rate plus 2.25 percent, with a minimum alternate base rate of 2.00 percent. As part of the 2013 Term Loan Facility Amendment, the

Company paid an original issue discount equal to 1.00 percent of the outstanding borrowings, or $12.2 million. Voluntary prepayments of borrowings under the Tranche C Loans are permitted at any time, in minimum principal amounts, without premium or penalty.

        As a result of the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment, the Company has, as of December 31, 2013, approximately $2.2 billion of outstanding borrowings maturing January 31, 2017, after including the unamortized portion of the original issue discount paid. Additionally, following the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment, the availability under the synthetic letter of credit facility will be reduced from the current availability of $137.6 million to $77.9 million as of July 24, 2014. The remaining $77.9 million of availability under the synthetic letter of credit facility will mature January 31, 2017.

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

        There are third party restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by the Company's home warranty and similar subsidiaries (through which ServiceMaster conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to ServiceMaster. As of December 31, 2013, the total net assets subject to these third party restrictions was $160.2 million. We expect that such limitations will be in effect in 2014. None of the subsidiaries of ServiceMaster are obligated to make funds available to ServiceMaster through the payment of dividends.

        We consider undistributed earnings of our foreign subsidiaries as of December 31, 2013 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $19.0 million and 28.7 million as of December 31, 2013 and 2012, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

  Contractual Obligations

        The following table presents the Company's contractual obligations and commitments as of December 31, 2013. The amounts presented do not give effect to the TruGreen Separation Transaction.

(In millions)	Total	Less than 1 Yr	1 - 3 Yrs	3 - 5 Yrs	More than 5 Yrs
Principal repayments*	$3,948.9	$32.7	$72.8	$2,215.7	$1,627.7
Capital leases	78.0	18.6	33.4	23.6	2.4
Estimated interest payments(1)	1,351.2	224.9	442.9	258.8	424.6
Non-cancelable operating leases(2)	125.3	38.7	52.1	27.1	7.4
Purchase obligations:
Supply agreements and other(3)	72.0	38.0	24.3	9.7	—
Outsourcing agreements(4)	57.9	15.4	20.7	21.8	—
Other long-term liabilities:*
Insurance claims	222.5	80.3	51.2	19.4	71.6
Discontinued Operations	1.3	1.3	—	—	—
Other, including deferred compensation trust(2)	15.1	1.3	2.3	2.0	9.5

Total Amount	$5,872.2	$451.2	$699.7	$2,578.1	$2,143.2

*
These items are reported in the Consolidated Statements of Financial Position.

(1)
These amounts represent future interest payments related to the Company's existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at December 31, 2013 plus the specified margin in the associated debt agreements for each period presented as of December 31, 2013. The estimated debt balance (including capital leases) as of each fiscal year end from 2014 through 2018 is $3.976 billion, $3.913 billion, $3.869 billion, $1.721 billion and $1.630 billion, respectively. The weighted average interest rate on the estimated debt balances at each fiscal year end from 2014 through 2018 is expected to be 5.6 percent, 5.7 percent, 5.7 percent, 7.4 percent and 7.4 percent, respectively. See Note 12 of the Consolidated Financial Statements for the terms and maturities of existing debt obligations.

(2)
A portion of the Company's vehicle fleet and some equipment are leased through operating leases. For further discussion see "Liquidity—Fleet and Equipment Financing Arrangements". The amounts in non-cancelable operating leases exclude all prospective cancelable payments under these agreements. The liability for the estimated fair value of the residual value guarantees related to the leased assets has been included in other long-term liabilities above.

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

(4)
Outsourcing agreements include commitments for the purchase of certain outsourced services from third party vendors. Because the services provided through these agreements are integral to the operations of the Company, the Company has concluded that it is appropriate to include the total anticipated costs for services under these agreements in the table above.

        Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2013, the Company is unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $7.8 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in Note 5 of the Consolidated Financial Statements.

Financial Position—Continuing Operations

        Prepaid expenses and other assets increased from prior year levels, primarily reflecting the inclusion, in 2013, of the current portion of insurance recoverables related to insured claims, which has historically been netted with loss reserves within Accrued liabilities—Self-insured claims and related expenses.

        Property and equipment increased from prior year levels, primarily reflecting purchases for recurring capital needs and information technology projects and the acquisition of vehicles under the Fleet Agreement.

        Goodwill decreased from prior year levels as a result of the goodwill impairment in 2013 in the TruGreen business. See Note 1 to the Consolidated Financial Statements for further information.

        Intangible assets, primarily trade names, service marks and trademarks, net, decreased from prior year levels due to amortization expense and the trade name impairment in 2013 in the TruGreen business. See Note 1 to the Consolidated Financial Statements for further information.

        Other assets increased from prior year levels, primarily reflecting the inclusion, in 2013, of the non-current portion of insurance recoverables related to insured claims, which has historically been netted with loss reserves within Other long-term obligations, primarily self-insured claims.

        Accounts payable increased from prior year levels, primarily reflecting a change in the timing of payments to vendors.

        Deferred revenue increased from prior year levels, primarily reflecting higher customer prepayments at Terminix, TruGreen and American Home Shield.

        Deferred taxes decreased from prior year levels, primarily reflecting the goodwill and trade name impairment.

        Other long-term obligations, primarily self-insured claims, increased from prior year levels, primarily reflecting the exclusion, in 2013, of the non-current portion of insurance recoverables related to insured claims, which is now reported within Other assets.

        Total shareholder's equity was $52.4 million as of December 31, 2013 compared to $554.7 million as of December 31, 2012.

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

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2013, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

        Property and equipment, intangible assets and goodwill:    Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company's previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long-lived assets, the Company's long-lived assets, including fixed assets and intangible assets (other than goodwill), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause the Company to adjust its book value or future expense accordingly.

        As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company adopted the provisions of ASU 2011-08, "Testing Goodwill for Impairment," in the fourth quarter of 2011. This Accounting Standards Update ("ASU") gives entities the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. For the 2013 and 2012 annual goodwill impairment review performed as of October 1, 2013 and October 1, 2012, respectively, the Company did not perform qualitative assessments on any reporting unit, but instead completed Step 1 of the goodwill impairment test for all reporting units. For the 2011 annual goodwill impairment review performed as of October 1, 2011, the Company performed qualitative assessments on the Terminix, American Home Shield and ServiceMaster Clean reporting units. Based on these assessments, the Company determined that, more likely than not, the fair values of Terminix, American Home Shield and ServiceMaster Clean were greater than their respective carrying amounts. As a result, the two-step goodwill impairment test was not performed for Terminix, American Home Shield and ServiceMaster Clean in 2011.

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

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company performed an interim goodwill impairment analysis at TruGreen as of June 30, 2013 that resulted in a pre-tax non-cash goodwill impairment of $417.5 million. After this impairment charge, there was no goodwill remaining at TruGreen. The Company performed an interim goodwill impairment analysis at TruGreen as of September 30, 2012 that resulted in a pre-tax non-cash goodwill impairment of $794.2 million. During the fourth quarter of 2012, the Company finalized its September 30, 2012 TruGreen valuation resulting in a $4.0 million adjustment to goodwill decreasing the 2012 goodwill impairment charge to $790.2 million. The Company's 2013, 2012, and 2011 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments.

        The Company performed an interim trade name impairment analysis at TruGreen as of June 30, 2013 resulting in a pre-tax non-cash trade name impairment charge of $255.8 million recorded in the second quarter of 2013. The Company performed an interim trade name impairment analysis at TruGreen as of June 30, 2012 resulting in a pre-tax non-cash trade name impairment charge of $67.7 million recorded in the second quarter of 2012. Further, the Company performed an interim trade name impairment analysis at TruGreen as of September 30, 2012 resulting in a pre-tax non-cash trade name impairment charge of $51.0 million recorded in the third quarter of 2012. The Company's annual trade name impairment analyses, which were performed as of October 1 of each year, resulted in pre-tax non-cash impairment of $36.7 million in 2011 related to the TruGreen trade name. The Company's October 1, 2013 and 2012 trade name impairment analyses did not result in any trade name impairments. The impairment charges by business segment for the years ended December 31, 2013, 2012 and 2011, as well as the remaining value of the trade names not subject to amortization by business segment as of December 31, 2013 and 2012 are as follows:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters(1)	Total
Balance at December 31, 2010	$875,100	$762,200	$140,400	$152,600	$439,900	$2,370,200
2011 Impairment	—	(36,700)	—	—	—	(36,700)

Balance at December 31, 2011	875,100	725,500	140,400	152,600	439,900	2,333,500
2012 Impairment	—	(118,700)	—	—	—	(118,700)

Balance at December 31, 2012	875,100	606,800	140,400	152,600	439,900	2,214,800
2013 Impairment	—	(255,800)	—	—	—	(255,800)

Balance at December 31, 2013	$875,100	$351,000	$140,400	$152,600	$439,900	$1,959,000

(1)
The Other Operations and Headquarters segment includes Merry Maids.

        The goodwill impairment charge recorded in 2013 was primarily attributable to a decline in forecasted 2013 and future cash flows at TruGreen over a defined projection period as of June 30, 2013 compared to the projections used in the last annual impairment assessment performed on October 1, 2012. The changes in projected cash flows at TruGreen arose in part from the business challenges at TruGreen described in "Segment Review—TruGreen Segment" in Management's Discussion and Analysis above. Although the Company projected future improvement in cash flows at TruGreen as a part of its June 30, 2013 impairment analysis, total cash flows and projected growth in those cash flows were lower than those projected at the time TruGreen was last tested for impairment in 2012. The long-term growth rates used in the impairment tests at June 30, 2013 and October 1, 2012 were the same and were in line with historical U.S. gross domestic product growth rates. The discount rate used in the June 30, 2013 impairment test was 100 bps lower than the discount rate used in the October 1, 2012 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the 2012 analysis.

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

        Based on the revenue results at TruGreen in the first six months of 2013 and a lower revenue outlook for the remainder of 2013 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2013. The impairment analysis resulted in a $255.8 million impairment charge recorded in the second quarter 2013.

        The impairment charge recorded in the second quarter of 2013 was primarily attributable to a decrease in the assumed royalty rate and a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2013 compared to the royalty rate and projections used in the last annual impairment assessment performed on October 1, 2012. The decrease in the assumed royalty rate was due to lower current and projected earnings as a percent of revenue as compared to the last annual impairment test. Although the Company projected future growth in revenue at TruGreen as part of its June 30, 2013 impairment analysis, total projected revenue was lower than the revenue projected at the time the trade name was last tested for impairment in October 2012. The changes in projected future revenue growth at TruGreen arose in part from the business challenges at TruGreen described in "Segment Review—TruGreen Segment" in Management's Discussion and Analysis above. The long-term revenue growth rates used in the impairment tests at October 1, 2013, June 30, 2013 and October 1, 2012 were the same and in line with historical U.S. gross domestic product growth rates. The discount rates used in the October 1, 2013 and June 30, 2013 impairment tests were the same, but were 100 bps lower than the discount rate used in the October 1, 2012 impairment test for the TruGreen trade name. The decrease in the discount rate from 2012 is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the last analysis.

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

        Had the Company used a discount rate in assessing the impairment of its trade names as of October 1, 2013 that was one percent higher across all business segments (holding all other assumptions unchanged), the Company would have recorded an additional trade name impairment charge of approximately $55.3 million in 2013.

        As a result of the TruGreen Separation Transaction, the Company will be required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions used in this analysis will be developed with the view of the TruGreen business as a standalone company, resulting in an expected impairment charge of approximately $150 million in the first quarter of 2014.

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations.

        The Company has historically hedged a significant portion of its annual fuel consumption. The Company has historically used approximately 20 million gallons of fuel on an annual basis, with Terminix using approximately 11 million gallons. The Company has also historically hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements, although the Company has no interest rate swap agreements outstanding as of December 31, 2013. All of the Company's fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statements of Financial Position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss).

        See Note 1 of the Consolidated Financial Statements for a summary of newly issued accounting statements and positions applicable to the Company.

Disclosure under Section 13(r) of the Exchange Act

        Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term "affiliate" broadly, it includes any entity that controls us or is under common control with us ("control" is also construed broadly by the SEC). Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. ("SPIE"), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department ("OFAC"). Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of, or control over, the activities of SPIE or its subsidiaries. CD&R has informed us that during the period covered by this report (specifically, in January and February of 2013), the SPIE subsidiary used the accounts to make two tax payments to the Government of Iran, withdrew cash to pay various administrative expenses, and received a transfer of funds from a vendor. The total volume of these transactions in the SPIE subsidiary's accounts at Bank Melli, excluding transfers between those accounts, during the period covered by this report was the equivalent of less than $200,000 at the Iranian Central Bank's official exchange rate. CD&R has informed us that there has been no further activity in the accounts after February 2013, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

Information Regarding Forward-Looking Statements

        This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "shall," "should," "would," "could," "seeks," "aims," "projects," "is optimistic," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; commodities trends; growth strategies or expectations; issues related to the TruGreen Separation Transaction; human resources, finance and other outsourcing and insourcing arrangements; customer retention; an expected impairment charge of $50 million at American Home Shield and an expected $150 million TruGreen trade name impairment charge; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; estimates of future amortization expense for intangible assets; attraction and retention of key personnel; the impact of interest rate hedges and fuel swaps; the cost savings from restructurings and reorganizations and expected charges related to such restructurings and reorganizations; the impact on the amount of unrecognized tax benefits resulting from pending tax settlements and expiration of statutes of limitations; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers' compensation, auto and general liability risks; estimates of accruals for home warranty claims; estimates of future payments under operating and capital leases; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

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

  •
  our ability to secure sources of financing or other funding to allow for leasing of commercial vehicles, primarily for Terminix;

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

  •
  higher commodity prices and lack of availability thereof, including, without limitation, fuel and chemicals (primarily at Terminix), which could impact our ability to provide our services and the profitability of our brands;

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

  •
  costs of maintaining and enhancing our information technology systems to: enhance customer service; protect against theft of customer and corporate sensitive information; comply with industry standards; and minimize disruptions in the Company's operations and centers of excellence; and

  •
  other factors described in this report and from time to time in documents that we file with the SEC.

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

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has entered into specific financial arrangements, primarily fuel swap agreements, and in the past interest rate swap agreements, in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions could have a material impact on the Company's financial statements.

Interest Rate Risk

        The Company has historically entered into various interest rate swap agreements, although the Company has no interest rate swap agreements outstanding as of December 13, 2013.

        The Company believes its exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to its overall results of operations. A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of December 31, 2013, each one percentage point change in interest rates would result in an approximate $22.0 million change in the annual interest expense on our Term Facilities. Assuming all revolving loans were fully drawn as of December 31, 2013, each one percentage point change in interest rates would result in an approximate $3.2 million change in annual interest expense on our Revolving Credit Facility. The Company's exposure to interest rate fluctuations has not changed significantly since December 31, 2012. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate leases.

        The following table summarizes information about the Company's debt as of December 31, 2013, including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2013.

	Expected Year of Maturity
								Fair Value
As of December 31, 2013	2014	2015	2016	2017	2018	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$13.1	$10.7	$6.5	$3.4	$80.6	$1,627.7	$1,742.0	$1,691.5
Average interest rate	8.3%	8.1%	7.6%	7.0%	7.1%	7.4%	7.4%
Variable rate	$38.2	$51.5	$37.5	$2,145.4	$9.9	$2.4	$2,284.9	$2,264.2
Average interest rate	3.5%	3.3%	3.6%	4.3%	2.5%	2.5%	4.3%

Fuel Price Risk

        The Company is exposed to market risk for changes in fuel prices through the consumption of fuel by its vehicle fleet in the delivery of services to its customers. The Company has historically used approximately 20 million gallons of fuel on an annual basis, with Terminix using approximately 11 million gallons. In 2014, the Company expects to use approximately 11 million gallons. A ten percent change in fuel prices would result in a change of approximately $4.1 million in the Company's 2014 fuel cost before considering the impact of fuel swap contracts. The Company's exposure to changes in fuel prices has not changed significantly since December 31, 2012.

        The Company uses fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2013, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $26.0 million, maturing through 2014. The estimated fair value of these contracts as of December 31, 2013 was a net asset of $1.0 million. These fuel swap contracts provide a fixed price for approximately 66 percent of the Company's estimated fuel usage for 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The ServiceMaster Company, LLC
Memphis, Tennessee

        We have audited the accompanying consolidated statements of financial position of The ServiceMaster Company, LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The ServiceMaster Company, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 4, 2014

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Revenue	$3,188,835	$3,193,281	$3,205,872
Cost of services rendered and products sold	1,906,054	1,861,669	1,813,706
Selling and administrative expenses	920,478	872,026	880,492
Amortization expense	55,532	65,298	91,352
Goodwill and trade name impairment	673,253	908,873	36,700
Restructuring charges	20,840	18,177	8,162
Interest expense	249,033	246,906	273,823
Interest and net investment income	(9,113)	(7,845)	(10,886)
Loss on extinguishment of debt	—	55,554	774

(Loss) Income from Continuing Operations before Income Taxes	(627,242)	(827,377)	111,749
(Benefit) provision for income taxes	(122,906)	(114,260)	43,912
Equity in losses of joint venture	(468)	(226)	—

(Loss) Income from Continuing Operations	(504,804)	(713,343)	67,837
Loss from discontinued operations, net of income taxes	(1,135)	(200)	(27,016)

Net (Loss) Income	(505,939)	(713,543)	40,821

Other Comprehensive Income, Net of Income Taxes:
Net unrealized gains (losses) on securities	1,384	965	(695)
Net unrealized gains on derivative instruments	2,635	12,239	13,314
Foreign currency translation	(3,974)	(426)	(1,460)

Other Comprehensive Income, Net of Income Taxes	45	12,778	11,159

Total Comprehensive (Loss) Income	$(505,894)	$(700,765)	$51,980

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In thousands, except share data)

	As of December 31,
	2013	2012
Assets:
Current Assets:
Cash and cash equivalents	$486,188	$422,745
Marketable securities	27,060	19,347
Receivables, less allowances of $35,076 and $21,347, respectively	421,346	403,705
Inventories	56,323	56,562
Prepaid expenses and other assets	64,234	37,344
Deferred customer acquisition costs	39,130	33,921
Deferred taxes	111,073	107,499

Total Current Assets	1,205,354	1,081,123

Property and Equipment:
At cost	732,426	633,582
Less: accumulated depreciation	(374,315)	(293,534)

Net Property and Equipment	358,111	340,048

Other Assets:
Goodwill	2,018,340	2,412,251
Intangible assets, primarily trade names, service marks and trademarks, net	2,075,706	2,373,469
Notes receivable	36,815	22,419
Long-term marketable securities	121,572	126,456
Other assets	55,072	10,197
Debt issuance costs	40,556	44,951

Total Assets	$5,911,526	$6,410,914

Liabilities and Shareholder's Equity:
Current Liabilities:
Accounts payable	$111,466	$86,710
Accrued liabilities:
Payroll and related expenses	75,494	78,188
Self-insured claims and related expenses	80,257	83,035
Accrued interest payable	51,118	54,156
Other	61,728	58,994
Deferred revenue	539,338	483,897
Liabilities of discontinued operations	1,320	905
Current portion of long-term debt	51,399	52,214

Total Current Liabilities	972,120	898,099

Long-Term Debt	3,904,130	3,909,039
Other Long-Term Liabilities:
Deferred taxes	811,406	934,271
Other long-term obligations, primarily self-insured claims	171,445	114,855

Total Other Long-Term Liabilities	982,851	1,049,126

Commitments and Contingencies (See Note 9)
Shareholder's Equity:
Common stock $0.01 par value, authorized 1,000 shares; issued 1,000 shares	—	—
Additional paid-in capital	1,475,458	1,471,789
Retained deficit	(1,429,644)	(923,705)
Accumulated other comprehensive income	6,611	6,566

Total Shareholder's Equity	52,425	554,650

Total Liabilities and Shareholder's Equity	$5,911,526	$6,410,914

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholder's Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2010	$—	$1,455,881	$(250,983)	$(17,371)	$1,187,527

Net income			40,821		40,821
Other comprehensive income, net of tax				11,159	11,159

Total comprehensive income			40,821	11,159	51,980
Stock-based employee compensation—contribution from Holdings		8,412			8,412

Balance December 31, 2011	$—	$1,464,293	$(210,162)	$(6,212)	$1,247,919

Net loss			(713,543)		(713,543)
Other comprehensive income, net of tax				12,778	12,778

Total comprehensive (loss) income			(713,543)	12,778	(700,765)
Stock-based employee compensation—contribution from Holdings		7,119			7,119
Other		377			377

Balance December 31, 2012	$—	$1,471,789	$(923,705)	$6,566	$554,650

Net loss			(505,939)		(505,939)
Other comprehensive income, net of tax				45	45

Total comprehensive (loss) income			(505,939)	45	(505,894)
Stock-based employee compensation—contribution from Holdings		4,046			4,046
Other		(377)			(377)

Balance December 31, 2013	$—	$1,475,458	$(1,429,644)	$6,611	$52,425

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash and Cash Equivalents at Beginning of Period	$422,745	$328,930	$252,698
Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(505,939)	(713,543)	40,821
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	1,135	200	27,016
Equity in losses of joint venture	468	226	—
Depreciation expense	93,580	80,944	72,084
Amortization expense	55,532	65,298	91,352
Amortization of debt issuance costs	9,970	13,275	14,061
Loss on extinguishment of debt	—	55,554	774
Call premium paid on retirement of debt	—	(42,893)	—
Premium received on issuance of debt	—	3,000	—
Deferred income tax (benefit) provision	(131,987)	(123,759)	35,048
Stock-based compensation expense	4,046	7,119	8,412
Goodwill and trade name impairment	673,253	908,873	36,700
Restructuring charges	20,840	18,177	8,162
Cash payments related to restructuring charges	(17,847)	(17,342)	(7,530)
Change in working capital, net of acquisitions:
Current income taxes	(795)	657	(2,856)
Receivables	(17,090)	(25,734)	(22,992)
Inventories and other current assets	(6,905)	7,898	1,538
Accounts payable	17,267	6,495	2,581
Deferred revenue	55,329	9,173	22,134
Accrued liabilities	(521)	(41,218)	(33,642)
Other, net	1,711	22,209	1,338

Net Cash Provided from Operating Activities from Continuing Operations	252,047	234,609	295,001

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(60,404)	(73,228)	(96,540)
Sale of equipment and other assets	1,421	2,197	4,605
Acquisition of The ServiceMaster Company	—	—	(35)
Other business acquisitions, net of cash acquired	(32,085)	(46,138)	(44,365)
Purchase of other intangibles	—	—	(1,900)
Notes receivable, financial investments and securities, net	(444)	(1,176)	3,009
Notes receivable from affiliate	(13,958)	—	—

Net Cash Used for Investing Activities from Continuing Operations	(105,470)	(118,345)	(135,226)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	855	1,350,000	4,000
Payments of debt	(64,717)	(1,334,947)	(105,905)
Discount paid on issuance of debt	(12,200)	—	—
Debt issuance costs paid	(5,575)	(33,089)	(267)

Net Cash Used for Financing Activities from Continuing Operations	(81,637)	(18,036)	(102,172)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(1,497)	(802)	(5,888)
Cash (used for) provided from investing activities:
Proceeds from sale of businesses	—	(3,611)	26,134
Other investing activities	—	—	(1,617)

Net Cash (Used for) Provided from Discontinued Operations	(1,497)	(4,413)	18,629

Cash Increase During the Period	63,443	93,815	76,232

Cash and Cash Equivalents at End of Period	$486,188	$422,745	$328,930

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

        Summary:    The preparation of the Consolidated Financial Statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers' compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2013, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

        The Company seeks to reduce the potential amount of loss arising from self-insured claims by insuring certain levels of risk. While insurance agreements are designed to limit the Company's losses from large exposure and permit recovery of a portion of direct unpaid losses, insurance does not relieve the Company of its ultimate liability. Accordingly, the accruals for insured claims represent the Company's total unpaid gross losses. Insurance recoverables, which are reported within Prepaid expenses and other assets and Other assets, relate to estimated insurance recoveries on the insured claims reserves.

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

        The Company has franchise agreements in its Terminix, TruGreen, ServiceMaster Clean, Merry Maids, AmeriSpec and Furniture Medic businesses. Franchise revenue (which in the aggregate represents approximately four percent of annual consolidated operating revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee's customer level revenue. Monthly fee revenue is recognized when the related customer level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $79.1 million, $73.0 million and $74.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company's Consolidated Financial Statements for all periods.

        Revenues are presented net of sales taxes collected and remitted to government taxing authorities in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.

        The Company had $539.3 million and $483.9 million of deferred revenue as of December 31, 2013 and 2012, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection, pest control and lawn care services.

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

        Deferred Customer Acquisition Costs:    Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $39.1 million and $33.9 million as of December 31, 2013 and 2012, respectively.

        Advertising:    On an interim basis, certain pre-season advertising costs are deferred and recognized approximately in proportion to the revenue over the year and are not deferred beyond the calendar year-end. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Advertising expense for the years ended December 31, 2013, 2012 and 2011 was $166.9 million, $163.9 million and $161.0 million, respectively.

        Inventory:    Inventories are recorded at the lower of cost (primarily on a weighted average cost basis) or market. The Company's inventory primarily consists of finished goods to be used on the customers' premises or sold to franchisees.

  Property and Equipment, Intangible Assets and Goodwill:

        Property and equipment consist of the following:

	Balance as of December 31,
			Estimated Useful Lives (Years)
(In millions)	2013	2012
Land	$21.6	$21.7	N/A
Buildings and improvements	80.1	77.4	10 - 40
Technology and communications	307.2	259.0	3 - 7
Machinery, production equipment and vehicles	303.9	255.7	3 - 9
Office equipment, furniture and fixtures	19.6	19.7	5 - 7

	732.4	633.5
Less accumulated depreciation	(374.3)	(293.5)

Net property and equipment	$358.1	$340.0

        Depreciation of property and equipment, including depreciation of assets held under capital leases, was $93.6 million, $80.9 million and $72.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Intangible assets consisted primarily of goodwill in the amount of $2.018 billion and $2.412 billion, indefinite-lived trade names in the amount of $1.959 billion and $2.215 billion, and other intangible assets in the amount of $116.7 million and $158.7 million as of December 31, 2013 and 2012, respectively.

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

        As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company adopted the provisions of ASU 2011-08, "Testing Goodwill for Impairment," in the fourth quarter of 2011. This ASU gives entities the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. For the 2013 and 2012 annual goodwill impairment review performed as of October 1, 2013 and October 1, 2012, respectively, the Company did not perform qualitative assessments on any reporting unit, but instead completed Step 1 of the goodwill impairment test for all reporting units. For the 2011 annual goodwill impairment review performed as of October 1, 2011, the Company performed qualitative assessments on the Terminix, American Home Shield and ServiceMaster Clean reporting units. Based on these assessments, the Company determined that, more likely than not, the fair values of Terminix, American Home Shield and ServiceMaster Clean were greater than their respective carrying amounts. As a result, the two-step goodwill impairment test was not performed for Terminix, American Home Shield and ServiceMaster Clean in 2011.

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

        Goodwill and indefinite-lived intangible assets, primarily the Company's trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company performed an interim goodwill impairment analysis at TruGreen as of June 30, 2013 that resulted in a pre-tax non-cash goodwill impairment of $417.5 million. After this impairment charge, there was no goodwill remaining at TruGreen. The Company performed an interim goodwill impairment analysis at TruGreen as of September 30, 2012 that resulted in a pre-tax non-cash goodwill impairment of $794.2 million. During the fourth quarter of 2012, the Company finalized its September 30, 2012 TruGreen valuation resulting in a $4.0 million adjustment to goodwill decreasing the 2012 goodwill impairment charge to $790.2 million. The Company's 2013, 2012, and 2011 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments.

        The Company performed an interim trade name impairment analysis at TruGreen as of June 30, 2013 resulting in a pre-tax non-cash trade name impairment charge of $255.8 million recorded in the second quarter of 2013. The Company performed an interim trade name impairment analysis at TruGreen as of June 30, 2012 resulting in a pre-tax non-cash trade name impairment charge of $67.7 million recorded in the second quarter of 2012. Further, the Company performed an interim trade name impairment analysis at TruGreen as of September 30, 2012 resulting in a pre-tax non-cash trade name impairment charge of $51.0 million recorded in the third quarter of 2012. The Company's annual trade name impairment analyses, which were performed as of October 1 of each year, resulted in pre-tax non-cash impairment of $36.7 million in 2011 related to the TruGreen trade name. The Company's October 1, 2013 and 2012 trade name impairment analyses did not result in any trade name impairments. The impairment charges by business segment for the years ended December 31, 2013, 2012 and 2011, as well as the remaining value of

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

the trade names not subject to amortization by business segment as of December 31, 2013 and 2012 are as follows:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters(1)	Total
Balance at December 31, 2010	$875,100	$762,200	$140,400	$152,600	$439,900	$2,370,200
2011 Impairment	—	(36,700)	—	—	—	(36,700)

Balance at December 31, 2011	875,100	725,500	140,400	152,600	439,900	2,333,500
2012 Impairment	—	(118,700)	—	—	—	(118,700)

Balance at December 31, 2012	875,100	606,800	140,400	152,600	439,900	2,214,800
2013 Impairment	—	(255,800)	—	—	—	(255,800)

Balance at December 31, 2013	$875,100	$351,000	$140,400	$152,600	$439,900	$1,959,000

(1)
The Other Operations and Headquarters segment includes Merry Maids.

        The goodwill impairment charge recorded in 2013 was primarily attributable to a decline in forecasted 2013 and future cash flows at TruGreen over a defined projection period as of June 30, 2013 compared to the projections used in the last annual impairment assessment performed on October 1, 2012. The changes in projected cash flows at TruGreen arose in part from the business challenges at TruGreen described in "Segment Review—TruGreen Segment" in Management's Discussion and Analysis above. Although the Company projected future improvement in cash flows at TruGreen as a part of its June 30, 2013 impairment analysis, total cash flows and projected growth in those cash flows were lower than those projected at the time TruGreen was last tested for impairment in 2012. The long-term growth rates used in the impairment tests at June 30, 2013 and October 1, 2012 were the same and were in line with historical U.S. gross domestic product growth rates. The discount rate used in the June 30, 2013 impairment test was 100 bps lower than the discount rate used in the October 1, 2012 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the 2012 analysis.

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

        Based on the revenue results at TruGreen in the first six months of 2013 and a lower revenue outlook for the remainder of 2013 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite-lived intangible asset impairment test for the TruGreen trade name as of June 30, 2013. The impairment analysis resulted in a $255.8 million impairment charge recorded in the second quarter of 2013.

        The impairment charge recorded in the second quarter of 2013 was primarily attributable to a decrease in the assumed royalty rate and a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2013 compared to the royalty rate and projections used in the last annual impairment assessment performed on October 1, 2012. The decrease in the assumed royalty rate was due to lower current and projected earnings as a percent of revenue as compared to the last annual impairment test. Although the Company projected future growth in revenue at TruGreen as part of its June 30, 2013 impairment analysis, total projected revenue was lower than the revenue projected at the time the trade name was last tested for impairment in October 2012. The changes in projected future revenue growth at TruGreen arose in part from the business challenges at TruGreen described in "Segment Review—TruGreen Segment" in Management's Discussion and Analysis above. The long-term revenue growth rates used in the impairment tests at October 1, 2013, June 30, 2013 and October 1, 2012 were the same and in line with historical U.S. gross domestic product growth rates. The discount rates used in the October 1, 2013 and June 30, 2013 impairment tests were the same, but were 100 bps lower than the discount rate used in the October 1, 2012 impairment test for the TruGreen trade name. The decrease in the discount rate from 2012 is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the last analysis.

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

        Restricted Net Assets:    There are third party restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by the Company's home warranty and similar subsidiaries (through which ServiceMaster conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to ServiceMaster. As of December 31, 2013, the total net assets subject to these third party restrictions was $160.2 million. None of the subsidiaries of ServiceMaster are obligated to make funds available to ServiceMaster through the payment of dividends.

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

        Newly Issued Accounting Statements and Positions:    In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, "Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment," which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. This standard allows an entity testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of the qualitative assessment, that the fair value of the indefinite-lived intangible asset is more likely than not greater than its carrying amount, the quantitative impairment test would not be required. Otherwise, further testing would be needed. This standard revises the examples of events and circumstances that an entity should consider in interim periods, but it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances. The amendments in this standard are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted the required provisions of this standard during the first quarter of 2013. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income" to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this standard do not change the current requirements for reporting net income or other comprehensive income in financial statements and are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the

Notes to the Consolidated Financial Statements (Continued)

Note 1. Significant Accounting Policies (Continued)

required provisions of this standard during the first quarter of 2013. The disclosures required by this standard are presented in Note 14 of the Company's Consolidated Financial Statements.

        In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists" to eliminate the diversity in practice associated with the presentation of unrecognized tax benefits in instances where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 2. Acquisition of ServiceMaster

        On the 2007 Closing Date, ServiceMaster was acquired pursuant to the 2007 Merger, and, immediately following the completion of the 2007 Merger, all of the outstanding common stock of Holdings, the ultimate parent company of ServiceMaster, was owned by investment funds sponsored by, or affiliated with, certain Equity Sponsors.

        Equity contributions totaling $1.431 billion, together with (i) borrowings under a then new $1.150 billion senior unsecured interim loan facility, (the "Interim Loan Facility"), (ii) borrowings under a then new $2.650 billion Term Loan Facility, and (iii) cash on hand at ServiceMaster, were used, among other things, to finance the aggregate 2007 Merger consideration, to make payments in satisfaction of other equity-based interests in ServiceMaster under the 2007 Merger agreement, to settle existing interest rate swaps, to redeem or provide for the repayment of certain of the Company's existing indebtedness and to pay related transaction fees and expenses. In addition, letters of credit issued under a new $150.0 million pre-funded letter of credit facility were used to replace and/or secure letters of credit previously issued under a ServiceMaster credit facility that was terminated as of the 2007 Closing Date. On the 2007 Closing Date, the Company also entered into, but did not then draw under, the Revolving Credit Facility.

        In connection with the 2007 Merger and the related transactions, ServiceMaster retired certain of its existing indebtedness, including ServiceMaster's $179.0 million, 7.875 percent notes due August 15, 2009 (the "2009 Notes"). On the 2007 Closing Date, the 2009 Notes were called for redemption, and they were redeemed on August 29, 2007. Additionally, the Company utilized a portion of the proceeds from the Term Facilities to repay at maturity ServiceMaster's $49.2 million, 6.95 percent notes due August 15, 2007. The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one-to-one basis into the 2015 Notes.

Note 3. Business Segment Reporting

        As of December 31, 2013, the business of the Company was conducted through five reportable segments: Terminix, TruGreen, American Home Shield, ServiceMaster Clean and Other Operations and Headquarters.

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

        In accordance with accounting standards for segments, the Company's reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The TruGreen segment provides residential and commercial lawn, tree and shrub care services. The American Home Shield segment provides home warranties and preventative maintenance contracts for household systems and appliances. The ServiceMaster Clean segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations and Headquarters segment includes the franchised and Company-owned operations of Merry Maids, which provides home cleaning services. The Other Operations and Headquarters segment also includes SMAC, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company's headquarters operations, which provide various technology, marketing, finance, legal and other support services to the business units. The composition of our reportable segments is consistent with that used by our chief operating decision maker (the "CODM") to evaluate performance and allocate resources.

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

        During the fourth quarter of 2013, the Company determined that Adjusted EBITDA would be its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before: income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash goodwill and trade name impairment; non-cash asset impairments; non-cash stock-based compensation expense; restructuring charges; management and consulting fees; and non-cash effects attributable to the application of purchase accounting. The Company's definition of Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies.

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

        Segment information for continuing operations is presented below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Operating Revenue:
Terminix	$1,309,469	$1,265,417	$1,193,075
TruGreen	895,943	979,081	1,100,741
American Home Shield	740,062	720,860	686,737
ServiceMaster Clean	150,929	139,441	138,691
Other Operations and Headquarters	92,432	88,482	86,628

Total Operating Revenue	$3,188,835	$3,193,281	$3,205,872

Adjusted EBITDA:(1)
Terminix	$318,903	$319,838	$299,485
TruGreen	25,999	152,813	209,031
American Home Shield	170,866	141,542	131,977
ServiceMaster Clean	67,942	61,041	64,018
Other Operations and Headquarters	(107,721)	(104,000)	(94,036)

Total Adjusted EBITDA	$475,989	$571,234	$610,475

Identifiable Assets:
Terminix	$2,694,448	$2,591,967	$2,601,869
TruGreen	598,257	1,200,063	2,087,055
American Home Shield	999,541	976,280	954,599
ServiceMaster Clean	373,650	373,314	370,526
Other Operations and Headquarters	1,245,630	1,269,290	1,132,757

Total Identifiable Assets(2)	$5,911,526	$6,410,914	$7,146,806

Depreciation & Amortization Expense:
Terminix	$73,014	$75,713	$75,347
TruGreen	49,721	45,729	41,929
American Home Shield	8,037	8,606	27,331
ServiceMaster Clean	4,914	5,071	6,150
Other Operations and Headquarters	13,426	11,123	12,679

Total Depreciation & Amortization Expense(3)	$149,112	$146,242	$163,436

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

	Year Ended December 31,
(In thousands)	2013	2012	2011
Capital Expenditures:
Terminix	$10,701	$13,623	$23,457
TruGreen	21,391	29,079	44,714
American Home Shield	13,013	15,087	17,529
ServiceMaster Clean	811	454	935
Other Operations and Headquarters	14,488	14,985	9,905

Total Capital Expenditures	$60,404	$73,228	$96,540

(1)
Presented below is a reconciliation of Adjusted EBITDA to Net (Loss) Income:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Adjusted EBITDA:
Terminix	$318,903	$319,838	$299,485
TruGreen	25,999	152,813	209,031
American Home Shield	170,866	141,542	131,977
ServiceMaster Clean	67,942	61,041	64,018
Other Operations and Headquarters	(107,721)	(104,000)	(94,036)

Total Adjusted EBITDA	475,989	571,234	610,475
Depreciation and amortization expense	(149,112)	(146,242)	(163,436)
Non-cash goodwill and trade name impairment	(673,253)	(908,873)	(36,700)
Non-cash asset impairment	(165)	(8,732)	—
Non-cash stock-based compensation expense	(4,046)	(7,119)	(8,412)
Restructuring charges	(20,840)	(18,177)	(8,162)
Management and consulting fees	(7,250)	(7,250)	(7,500)
Loss from discontinued operations, net of income taxes	(1,135)	(200)	(27,016)
Benefit (provision) for income taxes	122,906	114,260	(43,912)
Loss on extinguishment of debt	—	(55,554)	(774)
Interest expense	(249,033)	(246,906)	(273,823)
Non-cash credits attributable to purchase accounting	—	16	81

Net (Loss) Income	$(505,939)	$(713,543)	$40,821

(2)
Assets of discontinued operations are not included in the business segment table.

(3)
There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to the consolidated totals. Amortization of debt issue costs is not included in the business segment table.

Notes to the Consolidated Financial Statements (Continued)

Note 3. Business Segment Reporting (Continued)

        The Other Operations and Headquarters segment includes the operations of Merry Maids, as well as the Company's headquarters function. The Merry Maids operations reported operating revenue of $84.6 million, $82.0 million and $81.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and Adjusted EBITDA of $20.7 million, $21.2 million and $21.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        See Note 4 for information relating to segment goodwill.

Note 4. Goodwill and Intangible Assets

        Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As described in Note 1, the 2013, 2012 and 2011 results include pre-tax non-cash impairment charges of $673.3 million and $908.9 million and $36.7 million, respectively, to reduce the carrying value of goodwill and trade names as a result of the Company's annual and interim impairment testing of goodwill and indefinite-lived intangible assets.

        During the years ended December 31, 2013 and 2012, the increase in goodwill and other intangible assets related primarily to tuck-in acquisitions completed throughout the period by Terminix, TruGreen and Merry Maids.

        The table below summarizes the goodwill balances by segment for continuing operations:

(In thousands)	Terminix	TruGreen	American Home Shield	ServiceMaster Clean	Other Operations & Headquarters	Total
Balance at December 31, 2011	$1,424,518	$1,201,922	$347,573	$135,677	$52,290	$3,161,980
Impairment charge	—	(790,173)	—	—	—	(790,173)
Acquisitions	34,220	5,586	—	—	1,211	41,017
Other(1)	(248)	(266)	(93)	92	(58)	(573)

Balance at December 31, 2012	1,458,490	417,069	347,480	135,769	53,443	2,412,251
Impairment charge	—	(417,453)	—	—	—	(417,453)
Acquisitions	22,055	683	—	1,514	730	24,982
Other(1)	(533)	(299)	(12)	(476)	(120)	(1,440)

Balance at December 31, 2013	$1,480,012	$—	$347,468	$136,807	$54,053	$2,018,340

(1)
Reflects the impact of the amortization of tax deductible goodwill and foreign exchange rate changes.

        Accumulated impairment losses as of December 31, 2013 and 2012 were $1.208 billion and $790.2 million, respectively, and related entirely to the TruGreen reporting unit. There were no accumulated impairment losses as of December 31, 2011.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

        The table below summarizes the other intangible asset balances for continuing operations:

		December 31, 2013			December 31, 2012
	Estimated Remaining Useful Lives (Years)
(In thousands)		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	N/A	$1,959,000	$—	$1,959,000	$2,214,800	$—	$2,214,800
Customer relationships	3 - 10	705,307	(636,732)	68,575	697,264	(592,724)	104,540
Franchise agreements	20 - 25	88,000	(54,111)	33,889	88,000	(48,649)	39,351
Other	4 - 30	64,913	(50,671)	14,242	59,117	(44,339)	14,778

Total		$2,817,220	$(741,514)	$2,075,706	$3,059,181	$(685,712)	$2,373,469

(1)
Not subject to amortization. Includes a pre-tax non-cash impairment charge of $255.8 million recorded in the year ended December 31, 2013 to reduce the carrying value of the TruGreen trade name.

        Amortization expense of $55.5 million, $65.3 million and $91.4 million was recorded in the years ended December 31, 2013, 2012 and 2011, respectively. For the existing intangible assets, the Company anticipates amortization expense of $50.9 million, $27.5 million, $7.8 million, $5.8 million and $3.8 million in 2014, 2015, 2016, 2017 and 2018, respectively.

Note 5. Income Taxes

        As of December 31, 2013, 2012 and 2011, the Company had $7.8 million, $8.3 million and $9.0 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes ("unrecognized tax benefits"). At December 31, 2013 and 2012, $7.8 million and $8.3 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
Gross unrecognized tax benefits at beginning of period	$8.3	$9.0	$13.7
Increases in tax positions for prior years	0.4	0.3	1.1
Decreases in tax positions for prior years	(0.2)	(0.4)	(2.1)
Increases in tax positions for current year	1.0	0.9	1.1
Lapse in statute of limitations	(1.7)	(1.5)	(4.8)

Gross unrecognized tax benefits at end of period	$7.8	$8.3	$9.0

        Up to $1.4 million of the Company's unrecognized tax benefits could be recognized within the next 12 months. As of December 31, 2012, the Company believed that it was reasonably possible that a decrease of up to $0.9 million in unrecognized tax benefits would have occurred during the year ended December 31, 2013. During the year ended December 31, 2013 unrecognized tax benefits actually decreased by $1.9 million as a result of the closing of certain state audits and the expiration of statutes of limitation.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

        The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the IRS through its year ended December 31, 2011, and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2006.

        In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, the Company participates in the IRS's Compliance Assurance Process whereby its U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed by the Company through the year ended December 31, 2011 have been audited by the IRS. In the second quarter of 2013, the IRS completed the audits of the Company's tax returns for the year ended December 31, 2011 with no adjustments or additional payments. The Company's tax returns for the year ended December 31, 2012 are under audit, which is expected to be completed by the second quarter of 2014. The IRS commenced examinations of the Company's U.S. federal income tax returns for 2013 in the first quarter of 2013. The examination is anticipated to be completed by the second quarter of 2015. Seven state tax authorities are in the process of auditing state income tax returns of various subsidiaries.

        The Company's policy is to recognize potential interest and penalties related to its tax positions within the tax provision. During the years ended December 31, 2013, 2012 and 2011, the Company reversed interest expense of $0.1 million, $0.2 million and $1.7 million, respectively, through the tax provision. During the years ended December 31, 2012 and 2011, the Company reversed penalties of $0.1 million and $0.3 million, respectively, through the tax provision. There were no similar reversals for the year ended December 31, 2013. As of December 31, 2013 and 2012, the Company had accrued for the payment of interest and penalties of $1.1 million and $1.2 million, respectively.

        The components of our (loss) income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
U.S.	$(628,934)	$(821,122)	$108,603
Foreign	1,692	(6,255)	3,146

Total	$(627,242)	$(827,377)	$111,749

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	3.0	3.2	1.8
Tax credits	0.5	0.2	(2.3)
Nondeductible goodwill	(17.3)	(24.8)	—
Other permanent items	(0.7)	(0.2)	1.5
Other, including foreign rate differences and reserves	(0.9)	0.4	3.3

Effective rate	19.6%	13.8%	39.3%

        The effective tax rate for discontinued operations for the years ended December 31, 2013, 2012 and 2011 was a tax benefit of 40.6 percent, 91.9 percent and 42.3 percent, respectively. The effective tax rate for the year ending December 31, 2012 was impacted by an adjustment to the estimated tax benefit of goodwill in connection with the sale of TruGreen LandCare in 2011.

        Income tax expense from continuing operations is as follows:

	2013
(In thousands)	Current	Deferred	Total
U.S. federal	$1,325	$(112,840)	$(111,515)
Foreign	2,936	(1,854)	1,082
State and local	4,820	(17,293)	(12,473)

	$9,081	$(131,987)	$(122,906)

	2012
	Current	Deferred	Total
U.S. federal	$(319)	$(104,008)	$(104,327)
Foreign	2,544	(2,934)	(390)
State and local	7,274	(16,817)	(9,543)

	$9,499	$(123,759)	$(114,260)

	2011
	Current	Deferred	Total
U.S. federal	$2,103	$39,946	$42,049
Foreign	3,284	(3,984)	(700)
State and local	3,477	(914)	2,563

	$8,864	$35,048	$43,912

        Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company's accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2013 was $7.3 million. The net change in the total valuation allowance for the year ended December 31, 2013 was an increase of $1.3 million and was primarily attributable to additional net operating loss carryforwards in foreign jurisdictions.

        Significant components of the Company's deferred tax balances are as follows:

	December 31,
(In thousands)	2013	2012
Deferred tax assets (liabilities):
Current Asset:
Prepaid expenses	$(18,351)	$(15,812)
Receivables allowances	19,400	13,365
Accrued insurance expenses	9,130	5,758
Current reserves	6,666	5,925
Accrued expenses and other	19,900	23,935
Net operating loss and tax credit carryforwards	74,328	74,328

Total current asset	111,073	107,499

Non-current Asset:
Intangible assets	3,512	—
Other assets	5	—

Total non-current assets(1)	3,517	—

Long-Term Liability:
Intangible assets(2)	(799,476)	(937,746)
Accrued insurance expenses	2,895	3,735
Net operating loss and tax credit carryforwards	74,382	73,688
Other long-term obligations	(81,883)	(67,935)
Less valuation allowance	(7,324)	(6,013)

Total long-term liability	(811,406)	(934,271)

Net deferred tax liability	$(696,816)	$(826,772)

(1)
Included in Other assets on the Consolidated Statement of Financial Position.

(2)
The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The majority of this liability will not actually be paid unless certain business units of the Company are sold.

        As of December 31, 2013, the Company had deferred tax assets, net of valuation allowances, of $127.8 million for federal and state net operating loss and capital loss carryforwards which expire at various dates up to 2033. The Company also had deferred tax assets, net of valuation

Notes to the Consolidated Financial Statements (Continued)

Note 5. Income Taxes (Continued)

allowances, of $13.6 million for federal and state credit carryforwards which expire at various dates up to 2033.

        For the year ended December 31, 2011, the Company reorganized certain foreign subsidiaries in conjunction with its international growth initiatives and evaluated its liquidity requirements in the U.S. and the capital requirements of its foreign subsidiaries. Based on these factors, the Company considers undistributed earnings of its foreign subsidiaries as of December 31, 2013 to be indefinitely reinvested. Accordingly, the Company has not recorded deferred taxes for U.S. or foreign withholding taxes on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable due to the complexities of the hypothetical calculation. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $19.0 million and $28.7 million as of December 31, 2013 and 2012, respectively. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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

2013

        During the year ended December 31, 2013, the Company completed several pest control and termite and lawn care acquisitions, along with several Merry Maids franchise acquisitions and the purchase of a distributor license agreement at ServiceMaster Clean. The total net purchase price for these acquisitions was $40.7 million. The Company recorded goodwill of $25.0 million and other intangibles of $13.8 million related to these acquisitions.

Prior Years

        During the year ended December 31, 2012, the Company completed several pest control and termite and lawn care acquisitions, along with several Merry Maids franchise acquisitions and the purchase of a distributor license agreement at ServiceMaster Clean. The total net purchase price for these acquisitions was $57.3 million. Related to these acquisitions, the Company recorded goodwill of $41.0 million and other intangibles of $16.8 million.

        During the year ended December 31, 2011, the Company completed several pest control and termite and lawn care acquisitions for a total net purchase price of $57.1 million. Related to these acquisitions, the Company recorded goodwill of $39.5 million and other intangibles of $16.2 million.

Notes to the Consolidated Financial Statements (Continued)

Note 6. Acquisitions (Continued)

Cash Flow Information for Acquisitions

        Supplemental cash flow information regarding the Company's acquisitions, excluding the 2007 Merger, is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Purchase price (including liabilities assumed)	$40,767	$61,792	$58,844
Less liabilities assumed	(96)	(4,499)	(1,700)

Net purchase price	$40,671	$57,293	$57,144

Net cash paid for acquisitions	$32,085	$46,138	$44,365
Seller financed debt	8,586	11,155	12,779

Payment for acquisitions	$40,671	$57,293	$57,144

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

Financial Information for Discontinued Operations

        Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

Notes to the Consolidated Financial Statements (Continued)

Note 7. Discontinued Operations (Continued)

        The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Operating Revenue	$—	$—	$75,765
Loss before income taxes(1)	(1,912)	(1,138)	(40,620)
Benefit for income taxes(1)	(777)	(453)	(15,461)

Loss, net of income taxes(1)	(1,135)	(685)	(25,159)
Gain (loss) on sale, net of income taxes	—	485	(1,857)

Loss from discontinued operations, net of income taxes(1)	$(1,135)	$(200)	$(27,016)

(1)
During 2011, a pre-tax non-cash impairment charge of $34.2 million ($21.0 million, net of tax) was recorded to reduce the carrying value of TruGreen LandCare's assets to their estimated fair value less cost to sell in accordance with applicable accounting standards.

        The table below summarizes the activity during the year ended December 31, 2013 for the remaining liabilities of previously sold businesses. The remaining obligations primarily relate to self-insurance claims and related costs. The Company believes that the remaining reserves continue to be adequate and reasonable.

(In thousands)	As of December 31, 2012	Cash Payments or Other	Expense (Income)	As of December 31, 2013
Remaining liabilities of discontinued operations:
TruGreen LandCare	$415	$(696)	$1,337	$1,056
InStar	352	(61)	(83)	208
Other	138	37	(119)	56

Total liabilities of discontinued operations	$905	$(720)	$1,135	$1,320

Note 8. Restructuring Charges

        The Company incurred restructuring charges of $20.8 million ($16.4 million, net of tax), $18.2 million ($11.1 million, net of tax) and $8.2 million ($5.0 million, net of tax) for the years ended

Notes to the Consolidated Financial Statements (Continued)

Note 8. Restructuring Charges (Continued)

December 31, 2013, 2012 and 2011, respectively. Restructuring charges were comprised of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
TruGreen Separation Transaction(1)	$13,398	$—	$—
Terminix branch optimization(2)	2,099	3,652	3,560
TruGreen reorganization and restructuring(3)	1,362	3,241	1,115
American Home Shield reorganization(4)	—	647	—
ServiceMaster Clean reorganization(4)	360	1,370	—
Centers of excellence initiative(5)	3,629	9,267	3,416
Other(6)	(8)	—	71

Total restructuring charges	$20,840	$18,177	$8,162

(1)
Represents expenses incurred by the Company directly related to the TruGreen Separation Transaction. These charges included professional fees of $12.8 million and severance of $0.6 million.

(2)
For the years ended December 31, 2013, 2012 and 2011, these charges included severance costs of $0.9 million, $0.4 million and $0.1 million, respectively, and lease termination costs of $1.2 million, $3.3 million and $3.5 million, respectively.

(3)
For the year ended December 31, 2013, these charges included severance costs. For the years ended December 31, 2012 and 2011, these charges included severance costs of $2.7 million and $0.8 million, respectively, and lease termination costs of $0.5 million and $0.3 million, respectively.

(4)
For the years ended December 31, 2013 and 2012, these charges included severance costs.

(5)
Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company's headquarters functions that provide company-wide administrative services for our operations that we refer to as "centers of excellence." For the years ended December 31, 2013, 2012 and 2011, these charges included severance and other costs of $0.9 million, $4.6 million and $1.9 million, respectively, and professional fees of $2.7 million, $4.7 million and $1.5 million, respectively.

(6)
These charges included reserve adjustments associated with previous restructuring initiatives.

        The pretax charges discussed above are reported in Restructuring charges in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Notes to the Consolidated Financial Statements (Continued)

Note 8. Restructuring Charges (Continued)

        A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued Liabilities—Other on the Consolidated Statements of Financial Position, is presented as follows:

(In thousands)	Accrued Restructuring Charges
Balance as of December 31, 2011	$3,890
Costs incurred	18,177
Costs paid or otherwise settled	(17,525)

Balance as of December 31, 2012	4,542
Costs incurred	20,840
Costs paid or otherwise settled	(17,847)

Balance as of December 31, 2013	$7,535

Note 9. Commitments and Contingencies

        The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

        Rental expense for the years ended December 31, 2013, 2012 and 2011 was $63.0 million, $68.0 million and $76.7 million, respectively. Based on leases in place as of December 31, 2013, future long-term non-cancelable operating lease payments will be approximately $38.7 million in 2014, $29.5 million in 2015, $22.6 million in 2016, $16.4 million in 2017, $10.7 million in 2018 and $7.4 million in 2019 and thereafter.

        A portion of the Company's vehicle fleet and some equipment are leased through operating leases. The lease terms are non-cancelable for the first twelve-month term, and then are month-to-month, cancelable at the Company's option. There are residual value guarantees by the Company (which approximate 84 percent of the estimated terminal value at the inception of the lease) relative to these vehicles and equipment, which historically have not resulted in significant net payments to the lessors. The fair value of the assets under all of the fleet and equipment leases is expected to substantially mitigate the Company's guarantee obligations under the agreements. As of December 31, 2013, the Company's residual value guarantees related to the leased assets totaled $11.4 million for which the Company has recorded as a liability the estimated fair value of these guarantees of $0.1 million in the Consolidated Statements of Financial Position.

        Certain of the Company's assets, including vehicles, equipment and a call center facility, are leased under capital leases with $78.0 million in remaining lease obligations as of December 31, 2013. Based on leases in place as of December 31, 2013, future lease payments under capital leases will be approximately $18.6 million in 2014, $17.2 million in 2015, $16.2 million in 2016, $13.8 million in 2017, $9.8 million in 2018 and $2.4 million in 2019 and thereafter.

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

        A reconciliation of the beginning and ending accrued self-insured claims, which are included in Accrued liabilities—Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims, on the Consolidated Statements of Financial Position, net of insurance recoverables, which are included in Prepaid expenses and other assets and Other assets on the Consolidated Statements of Financial Position, is presented as follows:

(In thousands)	Accrued Self-insured Claims, Net
Balance as of December 31, 2011	$108,082
Provision for self-insured claims	35,413
Cash payments	(39,670)

Balance as of December 31, 2012	103,825
Provision for self-insured claims	47,452
Cash payments	(48,590)

Balance as of December 31, 2013	$102,687

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

Note 10. Related Party Transactions

        In connection with the 2007 Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees in each of the years ended December 31, 2013, 2012 and 2011 of $6.25 million, which is included in Selling and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. There were no additional fees incurred in each of the years ended December 31, 2013, 2012 and 2011. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R's election.

        In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that owned shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings, and, effective January 1, 2012, the annual consulting fee payable to BAS was reduced to $0.25 million. The Company pays annual consulting fees of $0.5 million, $0.25 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded aggregate consulting fees related to these agreements of $1.0 million in each of the years ended December 31, 2013 and 2012 and $1.25 million for the year ended December 31, 2011, which is included in Selling and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

        In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the 2015 Notes for a cost of $21.4 million. On December 21, 2011, the Company purchased from Holdings and retired $65.0 million in face value of the 2015 Notes for an aggregate purchase price of $68.0 million, which included payment of accrued interest of $3.0 million. During the year ended December 31, 2011, the Company recorded interest expense of $6.8 million related to 2015 Notes held by Holdings and paid interest to Holdings in the amount of $10.0 million. As a result of the purchase of the 2015 Notes from Holdings, the Company did not have interest payable to Holdings as of December 31, 2013 and 2012.

        On April 19, 2013, the Company entered into a revolving promissory note with Holdings with a maximum borrowing capacity of $25.0 million that is scheduled to mature on April 18, 2018.

Notes to the Consolidated Financial Statements (Continued)

Note 10. Related Party Transactions (Continued)

Amounts outstanding under this agreement shall bear interest at the rate of 5.0 percent per annum. As of December 31, 2013, Holdings had borrowed $14.0 million under this note. The funds borrowed under this note are used by Holdings to repurchase shares of its common stock from associates who have left the Company.

Note 11. Employee Benefit Plans

        Discretionary contributions to qualified profit sharing and non-qualified deferred compensation plans were made in the amount of $19.3 million, $17.4 million and $15.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 12. Long-Term Debt

        Long-term debt as of December 31, 2013 and December 31, 2012 is summarized in the following table:

	As of December 31,
(In thousands)	2013	2012
Senior secured term loan facility maturing in 2014 (Tranche A)	$—	$1,219,145
Senior secured term loan facility maturing in 2017 (Tranche B)	990,683	1,000,741
Senior secured term loan facility maturing in 2017 (Tranche C)(1)	1,198,196	—
7.00% senior notes maturing in 2020	750,000	750,000
8.00% senior notes maturing in 2020(2)	602,446	602,750
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(3)	71,326	69,400
7.45% notes maturing in 2027(3)	158,564	155,894
7.25% notes maturing in 2038(3)	63,058	62,250
Vehicle capital leases(4)	72,445	37,837
Other	48,811	63,236
Less current portion	(51,399)	(52,214)

Total long-term debt	$3,904,130	$3,909,039

(1)
Presented net of $9.6 million in unamortized original issue discount paid as part of the 2013 Term Loan Facility Amendment.

(2)
Includes $2.4 million in unamortized premium received on the sale of $100.0 million aggregate principal amount of such notes.

(3)
The increase in the balance from 2012 to 2013 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)
The Company has entered into the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent.

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

Term Facilities

        On the 2007 Closing Date, in connection with the completion of the 2007 Merger, ServiceMaster became obligated under the Term Facilities. The Term Facilities consist of (i) the Term Loan Facility providing for term loans in an aggregate principal amount of $2.65 billion and (ii) a then new pre-funded synthetic letter of credit facility in an aggregate principal amount of $150.0 million. As of December 31, 2013, after giving effect to the 2012 Term Loan Facility Amendment and 2013 Term Loan Facility Amendment discussed below, the Company had outstanding $134.6 million of letters of credit, resulting in unused commitments under the synthetic letter of credit facility of $3.0 million.

        The Term Loan Facility and the guarantees thereof are secured by substantially all of the tangible and intangible assets of ServiceMaster and certain of our domestic subsidiaries, excluding certain subsidiaries subject to regulatory requirements in various states, including pledges of all the capital stock of all direct domestic subsidiaries (other than foreign subsidiary holding companies, which are deemed to be foreign subsidiaries) owned by ServiceMaster or any Guarantor and of up to 65% of the capital stock of each direct foreign subsidiary owned by ServiceMaster or any Guarantor. The Term Loan Facility security interests are subject to certain exceptions, including, but not limited to, exceptions for (i) equity interests, (ii) indebtedness or other obligations of subsidiaries, (iii) real estate or (iv) any other assets, if the granting of a security interest therein would require that any notes issued under ServiceMaster's indenture dated as of August 15, 1997 be secured. The Term Loan Facility is secured on a pari passu basis with the security interests created in the same collateral securing the Revolving Credit Facility.

        Pursuant to the 2012 Term Loan Facility Amendment, the Tranche B loans have a maturity date of January 31, 2017. The interest rates applicable to the Tranche B loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at ServiceMaster's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin or (ii) an alternate base rate, plus a borrowing margin. As of December 31, 2013, the borrowing margin for the outstanding Tranche B loans was 4.25 percent. The 2012 Term Loan Facility Amendment also included mechanics for future extension amendments, permits borrower buy-backs of term loans, increased the size of certain baskets and made certain other changes to the Credit Agreement, including the reduction of the availability under the synthetic letter of credit facility from $150.0 million to $137.6 million.

        On February 22, 2013, the Company entered into the 2013 Term Loan Facility Amendment to amend the Credit Agreement primarily to extend the maturity date of a portion of the borrowings under the Term Loan Facility. Pursuant to the 2013 Term Loan Facility Amendment, the maturity of the outstanding Tranche A loans was extended, and such loans were converted into the Tranche C loans. The maturity date for the Tranche C loans is January 31, 2017. The interest rates applicable to the Tranche C loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) an adjusted London inter-bank offered rate (adjusted for maximum reserves) plus 3.25 percent, with a minimum adjusted London inter-bank offered rate of 1.00 percent or (ii) an alternate base rate plus 2.25 percent, with a minimum alternate base rate of 2.00 percent. As part of the 2013 Term Loan Facility Amendment, the Company paid an original issue discount equal to 1.00 percent of the outstanding borrowings, or $12.2 million. Voluntary prepayments of borrowings under the Tranche C Loans are permitted at any time, in minimum principal amounts, without premium or penalty.

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

        As a result of the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment, the Company has, as of December 31, 2013, approximately $2.2 billion of outstanding borrowings maturing January 31, 2017, after including the unamortized portion of the original issue discount paid. Additionally, following the 2012 Term Loan Facility Amendment and the 2013 Term Loan Facility Amendment the availability under the synthetic letter of credit facility will be reduced from the current availability of $137.6 million to $77.9 million as of July 24, 2014. The remaining $77.9 million of availability under the synthetic letter of credit will mature January 31, 2017.

        The Company has historically entered into interest rate swap agreements. Under the terms of these agreements, the Company pays a fixed rate of interest on the stated notional amount and the Company receives a floating rate of interest (based on one month LIBOR) on the stated notional amount. Therefore, during the term of the swap agreements, the effective interest rate on the portion of the term loans equal to the stated notional amount is fixed at the stated rate in the interest rate swap agreements plus the incremental borrowing margin. The changes in interest rate swap agreements in effect for the years ended December 31, 2013, 2012 and 2011, as well as the cumulative interest rate swaps outstanding as of December 31, 2012 and 2011 are as follows:

(In thousands)	Notional Amount	Weighted Average Fixed Rate(1)
Interest rate swap agreements in effect as of December 31, 2011	$1,430,000	2.84%
Expired	(450,000)

Interest rate swap agreements in effect as of December 31, 2012	980,000	1.70%
Expired	(980,000)

Interest rate swap agreements in effect as of December 31, 2013	$—	—

(1)
Before the application of the applicable borrowing margin.

        In accordance with accounting standards for derivative instruments and hedging activities, and as further described in Note 18, these interest rate swap agreements are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statements of Financial Position as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss).

Senior Notes

        On the 2007 Closing Date, in connection with the completion of the 2007 Merger, ServiceMaster became obligated under the Interim Loan Facility. The Interim Loan Facility matured on July 24, 2008. On the maturity date, outstanding amounts under the Interim Loan Facility were converted on a one to one basis into 2015 Notes.

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

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

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

Revolving Credit Facility

        On the 2007 Closing Date, in connection with the completion of the 2007 Merger, ServiceMaster became obligated under the Revolving Credit Facility. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $75.0 million. As of December 31, 2013 and 2012, there were no revolving loans or letters of credit outstanding under the Revolving Credit Facility. As of December 31, 2013, the Company had $324.2 million of remaining capacity available under the Revolving Credit Facility.

        On November 27, 2013, the Company entered into the 2013 Revolver Amendment. Pursuant to the 2013 Revolver Amendments, after completion of the TruGreen Separation Transaction, the Company has $241.7 million of available borrowing capacity through July 23, 2014 and $182.7 million from July 24, 2014 through January 31, 2017. The Company will continue to have access to letters of credit up to $75.0 million through January 31, 2017.

        The Revolving Credit Facility and the guarantees thereof are secured by the same collateral securing the Term Loan Facility, on a pari passu basis with the security interests created in the same collateral securing the Term Loan Facility.

        The interest rates applicable to the loans under the Revolving Credit Facility will be based on a fluctuating rate of interest measured by reference to either, at the borrower's option, (1) an adjusted London inter-bank offered rate (adjusted for maximum reserves), plus a borrowing margin (2.50 percent as of December 31, 2013) or (2) an alternate base rate, plus a borrowing margin (2.50 percent as of December 31, 2013). The borrowing margin, in each case, will be adjusted from

Notes to the Consolidated Financial Statements (Continued)

Note 12. Long-Term Debt (Continued)

time to time based on the Consolidated Secured Leverage Ratio (as defined in the Revolving Credit Agreement) for the previous fiscal quarter.

        The agreements governing the Term Facilities, the 2020 Notes and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2013.

        As of December 31, 2013, future scheduled long-term debt payments are $51.3 million, $62.2 million, $44.0 million, $2.149 billion and $90.5 million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

Note 13. Cash and Marketable Securities

        Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the Consolidated Statements of Financial Position. As of December 31, 2013 and 2012, the Company's investments consist primarily of domestic publicly traded debt and certificates of deposit ("Debt securities") and common equity securities ("Equity securities"). The amortized cost, fair value and gross unrealized gains and losses of the Company's short- and long-term investments in Debt and Equity securities as of December 31, 2013 and 2012 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December 31, 2013:
Debt securities	$96,809	$2,611	$(795)	$98,625
Equity securities	41,268	8,946	(207)	50,007

Total securities	$138,077	$11,557	$(1,002)	$148,632

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December, 31, 2012:
Debt securities	$99,071	$5,773	$(20)	$104,824
Equity securities	38,786	3,809	(1,616)	40,979

Total securities	$137,857	$9,582	$(1,636)	$145,803

        The portion of unrealized losses which had been in a loss position for more than one year was $0.1 million and $1.5 million as of December 31, 2013 and 2012, respectively. The aggregate fair value of the investments with unrealized losses was $30.2 million and $13.1 million as of December 31, 2013 and 2012, respectively.

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

        The table below summarizes proceeds, gross realized gains, gross realized losses, each resulting from sales of available-for-sale securities, and impairment charges due to other than temporary declines in the value of certain investments.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Proceeds from sales of securities	$23,305	$22,612	$45,065
Gross realized gains, pre-tax	2,272	1,990	6,065
Gross realized gains, net of tax	1,386	1,218	3,714
Gross realized losses, pre-tax	(640)	(20)	(249)
Gross realized losses, net of tax	(390)	(12)	(153)
Impairment charges, pre-tax	—	—	(195)
Impairment charges, net of tax	—	—	(119)

Note 14. Comprehensive Income (Loss)

        Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Shareholder's Equity.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Comprehensive Income (Loss) (Continued)

        The following table summarizes the activity in other comprehensive income (loss) and the related tax effects.

(In thousands)	Unrealized Losses on Derivatives	Unrealized Gains on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2011	$(14,268)	$4,330	$3,726	$(6,212)
Other comprehensive loss before reclassifications:
Pre-tax amount	(387)	(1,473)	(426)	(2,286)
Tax provision (benefit)	184	(781)	—	(597)

After tax amount	(571)	(692)	(426)	(1,689)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	12,810	1,657	—	14,467

Net current period other comprehensive income (loss)	12,239	965	(426)	12,778

Balance as of December 31, 2012	$(2,029)	$5,295	$3,300	$6,566

Other comprehensive income (loss) before reclassifications
Pre-tax amount	494	4,728	(3,974)	1,248
Tax provision (benefit)	(107)	2,052	—	1,945

After tax amount	601	2,676	(3,974)	(697)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2,034	(1,292)	—	742

Net current period other comprehensive income (loss)	2,635	1,384	(3,974)	45

Balance as of December 31, 2013	$606	$6,679	$(674)	6,611

(1)
Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Comprehensive Income (Loss) (Continued)

        Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amount Reclassified from Accumulated Other Comprehensive Income
	As of December 31			Consolidated Statements of Operations and Comprehensive (Loss) Income
	2013	2012	2011
(In thousands)
(Gains) losses on derivatives:
Fuel swap contracts	$(1,472)	$(1,944)	$(10,010)	Cost of services rendered and products sold
Interest rate swap contracts	4,731	21,898	37,613	Interest expense

Net losses on derivatives	3,259	19,954	27,603
Impact of income taxes	1,225	7,144	10,870	(Benefit) provision for income taxes

Total reclassifications related to derivatives	$2,034	$12,810	$16,733

(Gains) losses on available-for-sale securities	$(2,118)	$2,629	$(6,012)	Interest and net investment income
Impact of income taxes	(826)	972	(2,225)	(Benefit) provision for income taxes

Total reclassifications related to securities	$(1,292)	$1,657	$(3,787)

Total reclassifications for the period	$742	$14,467	$12,946

Note 15. Supplemental Cash Flow Information

        Supplemental information relating to the Consolidated Statements of Cash Flows is presented in the following table:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash paid for or (received from):
Interest expense	$234,930	$235,419	$252,284
Interest and dividend income	(4,955)	(5,339)	(4,888)
Income taxes, net of refunds	9,922	8,839	11,677

        The Company acquired $50.9 million, $47.1 million and $10.1 million of property and equipment through capital leases and other non-cash financing transactions in the years ended December 31, 2013, 2012 and 2011, respectively, which have been excluded from the Consolidated Statements of Cash Flows as non-cash investing and financing activities.

Notes to the Consolidated Financial Statements (Continued)

Note 16. Capital Stock

        Effective July 24, 2007 upon completion of the 2007 Merger, the Certificate of Incorporation of Old ServiceMaster was amended to provide for the authorization of 1,000 shares of common stock to replace the previously authorized, issued and outstanding common stock. As a result of the 2007 Merger, CDRSVM Holding, LLC held 1,000 shares of Old ServiceMaster's common stock, which represented all of the authorized and issued common stock as of December 31, 2013. The Company had no other classes of capital stock, authorized or issued as of December 31, 2013.

Note 17. Stock-Based Compensation

        The board of directors and stockholders of Holdings have adopted the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (the "MSIP"). The MSIP provides for the sale of shares and deferred share units ("DSUs") of Holdings stock to ServiceMaster's executives, officers and other employees and to Holdings' directors as well as the grant of restricted stock units ("RSUs"), performance-based RSUs and options to purchase shares of Holdings to those individuals. DSUs represent a right to receive a share of common stock in the future. The board of directors of Holdings, or a committee designated by it, selects the ServiceMaster executives, officers and employees and the Holdings' directors eligible to participate in the MSIP and determines the specific number of shares to be offered or options to be granted to an individual. A maximum of 15,595,000 shares of Holdings stock is authorized for issuance under the MSIP. Holdings currently intends to satisfy any need for shares of common stock of Holdings associated with the settlement of DSUs, vesting of RSUs or exercise of options issued under the MSIP through those new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP.

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

        In 2013, 2012 and 2011, Holdings completed various equity offerings to certain executives, officers and employees of ServiceMaster pursuant to the MSIP. The shares sold and options granted in connection with these equity offerings are subject to and governed by the terms of the MSIP. In connection with these offerings, Holdings sold a total of 656,452; 122,853; and 495,538 shares of common stock in 2013, 2012 and 2011, respectively, at a weighted average purchase price of $10.22 per share in 2013, $14.65 per share in 2012 and $11.00 per share in 2011. In addition, Holdings granted ServiceMaster's executives, officers and employees options to purchase 2,414,973; 506,116; and 2,280,391 shares of Holdings common stock in 2013, 2012 and 2011, respectively, at a weighted average exercise price of $10.16 per share for options issued in 2013,

Notes to the Consolidated Financial Statements (Continued)

Note 17. Stock-Based Compensation (Continued)

$14.67 per share for options issued in 2012 and $11.00 per share for options issued in 2011. These options are subject to and governed by the terms of the MSIP. The per share purchase price and exercise price was based on the determination by the Compensation Committee of Holdings of the fair market value of the common stock of Holdings as of the purchase/grant dates.

        All options granted to date generally will vest in four equal annual installments, subject to an employee's continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. All options issued are accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the MSIP is pushed down from Holdings and recorded in the Company's Consolidated Financial Statements.

        The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2013, 2012 and 2011, the expected volatilities were based on the historical and implied volatilities of the publicly traded stock of a group of companies comparable to ServiceMaster. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110. The risk-free interest rates were based on the U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended December 31,
Assumption	2013	2012	2011
Expected volatility	49.2% - 49.6%	49.2% - 50.3%	31.0% - 50.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.3	6.3	6.3
Risk-free interest rate	1.69% - 2.02%	0.78% - 1.43%	1.07% - 2.65%

        The weighted-average grant-date fair value of the options granted during 2013, 2012 and 2011 was $5.03, $7.06 and $4.31 per option, respectively. The Company has applied a forfeiture assumption of 18.80 percent per annum in the recognition of the expense related to these options, with the exception of the options held by the Company's CEO for which the Company has applied a forfeiture rate of zero.

        A summary of option activity under the MSIP as of December 31, 2013, and changes during the year then ended is presented below:

	Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (in years)
Total outstanding, December 31, 2012	8,968,313	$10.49
Granted to employees	2,414,973	$10.16
Exercised	(80,000)	$10.00
Forfeited	(949,128)	$11.21
Expired	(2,395,584)	$10.31

Total outstanding, December 31, 2013	7,958,574	$10.36	5.81

Total exercisable, December 31, 2013	4,930,646	$10.15	3.57

Notes to the Consolidated Financial Statements (Continued)

Note 17. Stock-Based Compensation (Continued)

        Holdings granted ServiceMaster's executives, officers and employees 1,037,198; 72,143; and 350,454 RSUs in 2013, 2012 and 2011, respectively, with weighted average grant date fair values of $11.39 per unit for 2013, $14.90 per unit in 2012 and $11.00 per unit in 2011, which was equivalent to the then current fair value of Holdings' common stock at the grant date. All RSUs outstanding as of December 31, 2013 will vest in three equal annual installments, subject to an employee's continued employment. Upon vesting, each RSU will be converted into one share of Holdings' common stock.

        A summary of RSU activity under the MSIP as of December 31, 2013, and changes during the year then ended is presented below:

	RSUs	Weighted Avg. Grant Date Fair Value
Total outstanding, December 31, 2012	335,780	$11.60
Granted to employees	1,037,198	$11.39
Vested	(179,758)	$11.19
Forfeited	(474,193)	$12.57

Total outstanding, December 31, 2013	719,027	$10.69

        During the years ended December 31, 2013, 2012 and 2011, the Company recognized stock-based compensation expense of $4.0 million ($2.5 million, net of tax), $7.1 million ($4.4 million, net of tax) and $8.4 million ($5.2 million, net of tax), respectively. As of December 31, 2013, there was $16.6 million of total unrecognized compensation costs related to non-vested stock options and RSUs granted by Holdings under the MSIP. These remaining costs are expected to be recognized over a weighted-average period of 3.08 years.

        In 2013 and 2012, Holdings modified options held by certain executive officers of ServiceMaster. These modifications resulted in $0.1 million and $0.9 million in additional stock compensation expense, which was recorded during 2013 and 2012, respectively. There were no stock option modifications in 2011.

Note 18. Fair Value Measurements

        The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short-and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position, or, for certain unrealized losses, reported in interest and net investment income in the Consolidated Statements of Operations and Comprehensive (Loss) Income if the decline in value is other than temporary. The carrying amount of total debt was $3.956 billion and $3.961 billion and the estimated fair value was $3.956 billion and $4.018 billion as of December 31, 2013 and 2012, respectively. The fair value of the Company's debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of December 31, 2013 and 2012.

Notes to the Consolidated Financial Statements (Continued)

Note 18. Fair Value Measurements (Continued)

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

        The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during the years ended December 31, 2013 or 2012.

Notes to the Consolidated Financial Statements (Continued)

Note 18. Fair Value Measurements (Continued)

        The carrying amount and estimated fair value of the Company's financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		As of December 31, 2013
			Estimated Fair Value Measurements
(In thousands)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$12,476	$12,476	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	136,156	60,753	75,403	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	963	—	—	963

Total financial assets		$149,595	$73,229	$75,403	$963

		As of December 31, 2012
			Estimated Fair Value Measurements
(In thousands)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$11,987	$11,987	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	133,816	45,152	88,664	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	1,957	—	—	1,957

Total financial assets		$147,760	$57,139	$88,664	$1,957

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$113	$—	$—	$113
Interest rate swap contracts	Other accrued liabilities(1)	7,349	—	7,349	—

Total financial liabilities		$7,462	$—	$7,349	$113

Notes to the Consolidated Financial Statements (Continued)

Note 18. Fair Value Measurements (Continued)

        The carrying amount and estimated fair value of the Company's assets that were recorded at fair value on a nonrecurring basis during 2013 are as follows:

		As of December 31, 2013
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

(1)
In 2013, the Company recognized a non-cash impairment charge of $255.8 million to reduce the carrying value of the TruGreen trade name to its fair value of $351.0 million. See Note 1 for further information regarding the factors that led to the completion of the interim impairment analysis along with a description of the methodology, assumptions and significant unobservable inputs used to estimate the fair value of the TruGreen trade name.

(2)
In 2013, the Company recognized a non-cash impairment charge of $417.5 million to reduce the carrying value of TruGreen's goodwill to its implied fair value of zero. See Note 1 for further information regarding the factors that led to the completion of the interim impairment analysis along with a description of the methodology, assumptions and significant unobservable inputs used to estimate the fair value of TruGreen's goodwill.

        A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

(In thousands)	Fuel Swap Contract (Liabilities) Assets
Balance as of December 31, 2011	$(733)
Total gains (losses) (realized and unrealized):
Included in earnings	1,944
Included in accumulated other comprehensive income	2,577
Settlements, net	(1,944)

Balance as of December 31, 2012	1,844
Total gains (realized and unrealized):
Included in earnings	1,472
Included in accumulated other comprehensive income	(881)
Settlements, net	(1,472)

Balance as of December 31, 2013	$963

Notes to the Consolidated Financial Statements (Continued)

Note 18. Fair Value Measurements (Continued)

        The following table presents information relating to the significant unobservable inputs of our Level 3 financial instruments as of December 31, 2013 and 2012:

Item	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$963	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.20 - $3.87	$3.60

Item	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$1,844	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.36 - $3.73	$3.55
			Forward Diesel Price per Gallon(1)	$3.88 - $3.96	$3.90

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

        The Company has historically hedged a significant portion of its annual fuel consumption. The Company has historically used approximately 20 million gallons of fuel on an annual basis, with Terminix using approximately 11 million gallons. The Company has also historically hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements, although the Company has no interest rate swap agreements outstanding as of December 31, 2013. All of the Company's fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statements of Financial Position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss). Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows, other than cash flows related to one amended interest rate swap which are classified as financing activities.

Notes to the Consolidated Financial Statements (Continued)

Note 18. Fair Value Measurements (Continued)

        The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income and accumulated other comprehensive income (loss) on the Consolidated Statements of Financial Position is presented as follows:

		Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings
	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Income (Loss)
(In thousands)
Derivatives designated as Cash Flow Hedge Relationships			Location of Gain (Loss) included in Earnings
	Year ended December 31, 2013
Fuel swap contracts	(881)	1,472	Cost of services rendered and products sold
Interest rate swap contracts	4,631	(4,731)	Interest expense

		Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Effective Portion of Gain Recognized in Accumulated Other Comprehensive Income (Loss)
Derivatives designated as Cash Flow Hedge Relationships			Location of (Loss) Gain included in Income
	Year ended December 31, 2012
Fuel swap contracts	$2,577	$1,944	Cost of services rendered and products sold
Interest rate swap contracts	$17,114	$(21,898)	Interest expense

        Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the year ended December 31, 2013. As of December 31, 2013, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $26.0 million, maturing through 2014. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2013, the Company had posted $2.5 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company's Revolving Credit Facility.

        The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a gain of $0.6 million, net of tax, as of December 31, 2013. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices at the time the positions are settled and may differ materially from the amount noted above.

Note 19. Subsequent Events

        On January 14, 2014, Holdings completed the TruGreen Separation Transaction resulting in the spin-off of the assets and certain liabilities of the TruGreen Business through a tax-free, pro rata

Notes to the Consolidated Financial Statements (Continued)

Note 19. Subsequent Events (Continued)

dividend to the stockholders of Holdings. As a result of the completion of the TruGreen Separation Transaction, New TruGreen operates the TruGreen Business as a private independent company.

        ServiceMaster historically incurred the cost of certain corporate-level activities which it performed on behalf of the TruGreen Business. Such corporate costs include: accounting and finance, legal, human resources, information technology, insurance, operations, real estate, tax services and other costs. These costs will be transitioned to New TruGreen through a combination of (1) immediate transfers of certain activities to New TruGreen and (2) payments to ServiceMaster by New TruGreen under transition services agreements.

        In February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. This decision will allow us to more effectively focus our energy and resources on driving growth and serving our customers. Important factors that led to this decision include:

  •
  the ongoing operational costs of the new operating system are high;

  •
  plans to achieve economies of scale by expanding the technology beyond American Home Shield to other business units were adversely impacted by the TruGreen Separation Transaction;

  •
  enhancements to our existing operating system enabled it to support our needs;

  •
  certain planned benefits of the new operating system can be achieved through other means; and

  •
  we will now be able to invest our resources in areas that will allow us to focus on growing our business.

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries

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

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Year Ended December 31, 2013
(In thousands)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,373,574	$882,033	$(66,772)	$3,188,835
Cost of services rendered and products sold	—	1,568,645	403,253	(65,844)	1,906,054
Selling and administrative expenses	11,764	521,996	387,142	(424)	920,478
Amortization expense	—	52,562	2,970	—	55,532
Goodwill and trade name impairment	—	667,990	5,263	—	673,253
Restructuring charges	13,398	3,844	3,598	—	20,840
Interest expense	110,995	137,701	337	—	249,033
Interest and net investment (income) loss	(1,542)	4,744	(11,811)	(504)	(9,113)

(Loss) Income from Continuing Operations before Income Taxes	(134,615)	(583,908)	91,281	—	(627,242)
(Benefit) provision for income taxes	(35,448)	(170,532)	83,074	—	(122,906)
Equity in losses of joint venture	—	—	(468)	—	(468)

(Loss) Income from Continuing Operations	(99,167)	(413,376)	7,739	—	(504,804)
(Loss) income from discontinued operations, net of income taxes	—	(1,254)	119	—	(1,135)
Equity in earnings of subsidiaries (net of tax)	(406,772)	7,669	—	399,103	—

Net (Loss) Income	$(505,939)	$(406,961)	$7,858	$399,103	$(505,939)

Total Comprehensive (Loss) Income	$(505,894)	$(406,890)	$5,292	$401,598	$(505,894)

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Year Ended December 31, 2012
(In thousands)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,401,526	$851,010	$(59,255)	$3,193,281
Cost of services rendered and products sold	—	1,512,389	407,724	(58,444)	1,861,669
Selling and administrative expenses	8,368	478,820	385,263	(425)	872,026
Amortization expense	—	61,540	3,758	—	65,298
Goodwill and trade name impairment	—	897,732	11,141	—	908,873
Restructuring charges	—	7,748	10,429	—	18,177
Interest expense (income)	178,427	85,881	(17,402)	—	246,906
Interest and net investment loss (income)	1,100	9,991	(18,550)	(386)	(7,845)
Loss on extinguishment of debt	55,554	—	—	—	55,554

(Loss) Income from Continuing Operations before Income Taxes	(243,449)	(652,575)	68,647	—	(827,377)
(Benefit) provision for income taxes	(82,895)	(101,629)	70,264	—	(114,260)
Equity in losses of joint venture	—	—	(226)	—	(226)

Loss from Continuing Operations	(160,554)	(550,946)	(1,843)	—	(713,343)
(Loss) income from discontinued operations, net of income taxes	—	(202)	2	—	(200)
Equity in earnings of subsidiaries (net of tax)	(552,989)	4,034	—	548,955	—

Net Loss	$(713,543)	$(547,114)	$(1,841)	$548,955	$(713,543)

Total Comprehensive Loss	$(700,765)	$(546,632)	$(2,179)	$548,811	$(700,765)

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2011
(In thousands)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$2,452,731	$811,446	$(58,305)	$3,205,872
Cost of services rendered and products sold	—	1,483,220	388,201	(57,715)	1,813,706
Selling and administrative expenses	9,186	499,101	372,630	(425)	880,492
Amortization expense	222	67,443	23,687	—	91,352
Trade name impairment	—	36,700	—	—	36,700
Restructuring charges	35	4,678	3,449	—	8,162
Interest expense (income)	189,677	89,819	(5,673)	—	273,823
Interest and net investment loss (income)	2,969	3,491	(17,346)	—	(10,886)
Loss on extinguishment of debt	774	—	—	—	774

(Loss) Income from Continuing Operations before Income Taxes	(202,863)	268,279	46,498	(165)	111,749
(Benefit) provision for income taxes	(76,622)	18,720	101,814	—	43,912

(Loss) Income from Continuing Operations	(126,241)	249,559	(55,316)	(165)	67,837
Income (loss) from discontinued operations, net of income taxes	—	19,497	(46,678)	165	(27,016)
Equity in earnings of subsidiaries (net of tax)	167,062	(111,863)	—	(55,199)	—

Net Income (Loss)	$40,821	$157,193	$(101,994)	$(55,199)	$40,821

Total Comprehensive Income (Loss)	$51,980	$156,150	$(103,323)	$(52,827)	$51,980

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Financial Position
As of December 31, 2013
(In thousands)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$400,694	$13,432	$72,062	$—	$486,188
Marketable securities	—	—	27,060	—	27,060
Receivables	1,591	123,714	401,905	(105,864)	421,346
Inventories	—	53,885	2,438	—	56,323
Prepaid expenses and other assets	963	40,378	29,417	(6,524)	64,234
Deferred customer acquisition costs	—	23,665	15,465	—	39,130
Deferred taxes	38,389	69,893	2,791	—	111,073

Total Current Assets	441,637	324,967	551,138	(112,388)	1,205,354

Property and Equipment:
At cost	—	510,621	221,805	—	732,426
Less: accumulated depreciation	—	(274,951)	(99,364)	—	(374,315)

Net property and equipment	—	235,670	122,441	—	358,111

Other Assets:
Goodwill	—	1,655,593	362,747	—	2,018,340
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,332,039	743,667	—	2,075,706
Notes receivable	2,016,319	8	30,439	(2,009,951)	36,815
Long-term marketable securities	12,476	—	109,096	—	121,572
Investments in and advances to subsidiaries	1,868,058	1,299,970	—	(3,168,028)	—
Other assets	35,632	39,547	14,952	(35,059)	55,072
Debt issuance costs	40,556	—	—	—	40,556

Total Assets	$4,414,678	$4,887,794	$1,934,480	$(5,325,426)	$5,911,526

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable	$1,855	$60,996	$48,615	$—	$111,466
Accrued liabilities:
Payroll and related expenses	1,817	32,704	40,973	—	75,494
Self-insured claims and related expenses	—	40,364	39,893	—	80,257
Accrued interest payable	51,606	—	—	(488)	51,118
Other	7,898	32,057	27,809	(6,036)	61,728
Deferred revenue	—	181,209	358,129	—	539,338
Liabilities of discontinued operations	—	1,264	56	—	1,320
Current portion of long-term debt	126,531	29,067	1,665	(105,864)	51,399

Total Current Liabilities	189,707	377,661	517,140	(112,388)	972,120

Long-Term Debt	3,812,017	2,062,836	39,228	(2,009,951)	3,904,130
Other Long-Term Liabilities:
Deferred taxes	—	577,532	268,933	(35,059)	811,406
Intercompany payable	340,823	—	411,965	(752,788)	—
Other long-term obligations, primarily self-insured claims	19,706	40,786	110,953	—	171,445

Total Other Long-Term Liabilities	360,529	618,318	791,851	(787,847)	982,851

Shareholder's Equity	52,425	1,828,979	586,261	(2,415,240)	52,425

Total Liabilities and Shareholder's Equity	$4,414,678	$4,887,794	$1,934,480	$(5,325,426)	$5,911,526

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Financial Position
As of December 31, 2012
(In thousands)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$316,528	$13,842	$92,375	$—	$422,745
Marketable securities	—	—	19,347	—	19,347
Receivables	1,164	116,778	476,620	(190,857)	403,705
Inventories	—	54,313	2,249	—	56,562
Prepaid expenses and other assets	6,597	10,272	21,810	(1,335)	37,344
Deferred customer acquisition costs	—	19,010	14,911	—	33,921
Deferred taxes	38,140	66,129	3,230	—	107,499

Total Current Assets	362,429	280,344	630,542	(192,192)	1,081,123

Property and Equipment:
At cost	—	440,107	193,475	—	633,582
Less: accumulated depreciation	—	(209,044)	(84,490)	—	(293,534)

Net property and equipment	—	231,063	108,985	—	340,048

Other Assets:
Goodwill	—	2,055,779	356,472	—	2,412,251
Intangible assets, primarily trade names, service marks and trademarks, net	—	1,634,145	739,324	—	2,373,469
Notes receivable	2,005,485	23	30,343	(2,013,432)	22,419
Long-term marketable securities	11,987	—	114,469	—	126,456
Investments in and advances to subsidiaries	2,098,929	630,029	—	(2,728,958)	—
Other assets	47,947	1,435	7,984	(47,169)	10,197
Debt issuance costs	44,850	—	101	—	44,951

Total Assets	$4,571,627	$4,832,818	$1,988,220	$(4,981,751)	$6,410,914

Liabilities and Shareholder's Equity
Current Liabilities:
Accounts payable	$156	$41,011	$45,543	$—	$86,710
Accrued liabilities:
Payroll and related expenses	1,709	41,861	34,618	—	78,188
Self-insured claims and related expenses	—	20,180	62,855	—	83,035
Accrued interest payable	54,008	350	38	(240)	54,156
Other	8,355	26,377	25,357	(1,095)	58,994
Deferred revenue	—	135,074	348,823	—	483,897
Liabilities of discontinued operations	—	767	138	—	905
Current portion of long-term debt	93,989	20,287	128,795	(190,857)	52,214

Total Current Liabilities	158,217	285,907	646,167	(192,192)	898,099

Long-Term Debt	3,837,872	2,044,238	40,361	(2,013,432)	3,909,039
Other Long-Term Liabilities:
Deferred taxes	—	715,794	265,646	(47,169)	934,271
Intercompany payable	—	—	445,489	(445,489)	—
Other long-term obligations, primarily self-insured claims	20,888	1,243	92,724	—	114,855

Total Other Long-Term Liabilities	20,888	717,037	803,859	(492,658)	1,049,126

Shareholder's Equity	554,650	1,785,636	497,833	(2,283,469)	554,650

Total Liabilities and Shareholder's Equity	$4,571,627	$4,832,818	$1,988,220	$(4,981,751)	$6,410,914

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(In thousands)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$316,528	$13,842	$92,375	$—	$422,745

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(26,081)	311,702	17,234	(50,808)	252,047

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(34,098)	(26,306)	—	(60,404)
Sale of equipment and other assets	—	1,297	124	—	1,421
Other business acquisitions, net of cash acquired	—	(14,451)	(17,634)	—	(32,085)
Notes receivable, financial investments and securities, net	—	750	(1,194)	—	(444)
Notes receivable from affiliate	(13,958)	—	—	—	(13,958)

Net Cash Used for Investing Activities from Continuing Operations	(13,958)	(46,502)	(45,010)	—	(105,470)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	855	—	—	—	855
Payments of debt	(26,328)	(26,463)	(11,926)	—	(64,717)
Shareholders' dividends	—	(25,404)	(25,404)	50,808	—
Discount paid on issuance of debt	(12,200)	—	—	—	(12,200)
Debt issuance costs paid	(5,575)	—	—	—	(5,575)
Net intercompany advances	167,453	(212,100)	44,647	—	—

Net Cash Provided from (Used for) Financing Activities from Continuing Operations	124,205	(263,967)	7,317	50,808	(81,637)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	—	(1,643)	146	—	(1,497)

Net Cash (Used for) Provided from Discontinued Operations	—	(1,643)	146	—	(1,497)

Cash Increase (Decrease) During the Period	84,166	(410)	(20,313)	—	63,443

Cash and Cash Equivalents at End of Period	$400,694	$13,432	$72,062	$—	$486,188

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(In thousands)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$232,382	$13,751	$82,797	$—	$328,930

Net Cash Provided from Operating Activities from Continuing Operations	396,129	479,789	7,781	(649,090)	234,609

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(43,636)	(29,592)	—	(73,228)
Sale of equipment and other assets	—	2,141	56	—	2,197
Other business acquisitions, net of cash acquired	—	(41,025)	(5,113)	—	(46,138)
Notes receivable, financial investments and securities, net	—	—	(1,176)	—	(1,176)

Net Cash Used for Investing Activities from Continuing Operations	—	(82,520)	(35,825)	—	(118,345)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,350,000	—	—	—	1,350,000
Payments of debt	(1,313,714)	(18,816)	(2,417)	—	(1,334,947)
Shareholders' dividends	—	(515,706)	(133,384)	649,090	—
Debt issuance costs paid	(32,978)	—	(111)	—	(33,089)
Net intercompany advances	(315,291)	141,623	173,668	—	—

Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(311,983)	(392,899)	37,756	649,090	(18,036)

Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(668)	(134)	—	(802)
Cash used for investing activities:
Proceeds from sale of business	—	(3,611)	—	—	(3,611)

Net Cash Used for Discontinued Operations	—	(4,279)	(134)	—	(4,413)

Cash Increase During the Period	84,146	91	9,578	—	93,815

Cash and Cash Equivalents at End of Period	$316,528	$13,842	$92,375	$—	$422,745

Notes to the Consolidated Financial Statements (Continued)

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries (Continued)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In thousands)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$132,168	$16,900	$103,630	$—	$252,698

Net Cash Provided from (Used for) Operating Activities from Continuing Operations	476,575	565,023	(29,251)	(717,346)	295,001

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(68,189)	(28,351)	—	(96,540)
Sale of equipment and other assets	—	4,433	172	—	4,605
Acquisition of The ServiceMaster Company	(35)	—	—	—	(35)
Other business acquisitions, net of cash acquired	—	(43,316)	(1,049)	—	(44,365)
Purchase of other intangibles	—	(1,900)	—	—	(1,900)
Notes receivable, financial investments and securities, net	—	633	2,376	—	3,009

Net Cash Used for Investing Activities from Continuing Operations	(35)	(108,339)	(26,852)	—	(135,226)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	4,000	—	4,000
Payments of debt	(91,500)	(13,119)	(1,286)	—	(105,905)
Shareholders' dividends	—	(573,412)	(143,934)	717,346	—
Debt issuance costs paid	(267)	—	—	—	(267)
Net intercompany advances	(284,559)	100,224	184,335	—	—

Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(376,326)	(486,307)	43,115	717,346	(102,172)

Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	—	340	(6,228)	—	(5,888)
Cash provided from (used for) investing activities:
Proceeds from sale of business	—	26,134	—	—	26,134
Other investing activities	—	—	(1,617)	—	(1,617)

Net Cash Provided from (Used for) Discontinued Operations	—	26,474	(7,845)	—	18,629

Cash Increase (Decrease) During the Period	100,214	(3,149)	(20,833)	—	76,232

Cash and Cash Equivalents at End of Period	$232,382	$13,751	$82,797	$—	$328,930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The ServiceMaster Company, LLC
Memphis, Tennessee

        We have audited the internal control over financial reporting of The ServiceMaster Company, LLC and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 4, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 4, 2014

Quarterly Operating Results (Unaudited)

        Quarterly operating results for the last two years in operating revenue, gross profit, (loss) income from continuing operations, (loss) income from discontinued operations, net of income taxes, and net (loss) income are shown in the table below. As discussed in the "Interim Reporting" section in the Significant Accounting Policies, for interim accounting purposes, TruGreen and other business segments of the Company incur pre-season advertising costs. In addition, TruGreen incurs costs related to annual repairs and maintenance procedures that are performed in the first quarter. These costs are deferred and recognized as expense in proportion to revenue over the balance of the year. Full year results are not affected.

	2013
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating Revenue	$608,107	$938,662	$928,822	$713,244	$3,188,835
Gross Profit	234,932	387,354	394,017	266,478	1,282,781
(Loss) Income from Continuing Operations(1)	(22,944)	(510,001)	46,367	(18,226)	(504,804)
Loss from Discontinued Operations, net of income taxes(2)	(165)	(231)	(679)	(60)	(1,135)
Net (Loss) Income(1)(2)	(23,109)	(510,232)	45,688	(18,286)	(505,939)

	2012
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating Revenue	$654,689	$962,165	$900,693	$675,734	$3,193,281
Gross Profit	268,101	429,211	386,044	248,256	1,331,612
(Loss) Income from Continuing Operations(1)	(29,106)	22,134	(704,159)	(2,212)	(713,343)
(Loss) Income from Discontinued Operations, net of income taxes(2)	(924)	838	(203)	89	(200)
Net (Loss) Income(1)(2)	(30,030)	22,972	(704,362)	(2,123)	(713,543)

(1)
The results for the second quarter of 2013 include pre-tax non-cash impairment charges of $673.3 million ($521.0 million, net of tax) to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name. The results for the second and third quarters of 2012 include pre-tax non-cash impairment charges of $67.7 million ($41.4 million, net of tax) and $845.2 million ($724.7 million, net of tax), respectively, to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name. Additionally, the results for the fourth quarter of 2012 include a favorable goodwill impairment adjustment of $4.0 million ($2.4 million, net of tax). See Note 1 to the Consolidated Financial Statements for further details.

  The results include restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of field leadership and a restructuring of branch operations at TruGreen, a reorganization of leadership at American Home Shield and ServiceMaster Clean, the transaction to separate TruGreen from the Company and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and

  Headquarters. The table below summarizes the pre-tax and after-tax restructuring charges, by quarter, for 2013 and 2012.

	2013
(in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Pre-tax	$3,277	$298	$5,756	$11,509	$20,840
After-tax	$2,006	$182	$5,179	$9,033	$16,400

	2012
(in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Pre-tax	$3,990	$5,026	$3,322	$5,839	$18,177
After-tax	$2,442	$3,076	$2,033	$3,577	$11,128

  The results for the first and third quarters of 2012 include a $39.2 million ($25.0 million, net of tax) loss and a $16.4 million ($10.4 million, net of tax) loss, respectively, on extinguishment of debt related to the redemption of the remaining $996 million aggregate principal amount of the 2015 Notes and repayment of $276 million of outstanding borrowings under the Term Facilities.

(2)
During 2012, upon finalization of certain post-closing adjustments and disputes related to the sale of TruGreen LandCare in 2011, the Company recorded an additional $1.3 million loss on sale ($0.5 million gain, net of tax).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Effectiveness of Disclosure Controls and Procedures.    ServiceMaster's CEO, Robert J. Gillette, and ServiceMaster's Senior Vice President and CFO, Alan J.M. Haughie, have evaluated ServiceMaster's disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. ServiceMaster's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the principal executive office of ServiceMaster in Memphis, Tennessee. Messrs. Gillette and Haughie have concluded that both the design and operation of ServiceMaster's disclosure controls and procedures were effective as of December 31, 2013.

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

        Management assessed, under the supervision and with the participation of ServiceMaster's CEO, Robert J. Gillette, and ServiceMaster's Senior Vice President and CFO, Alan J.M. Haughie, the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our assessment we concluded that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

        Although the Company is not a "large accelerated filer" or an "accelerated filer" as those terms are defined by the SEC, and therefore not required to provide an attestation report from its independent registered public accounting firm, the Company is voluntarily providing such report. Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013. This attestation report is included in Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    No change in ServiceMaster's internal control over financial reporting occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, ServiceMaster's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On February 28, 2014, Holdings and Mr. Gillette entered into an amendment to his employment agreement that increases his personal usage of the corporate airplane from 50 to 100 flight hours beginning in 2014.

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

Name	Age	Principal Occupation	Director Since
Sarah Kim	38	Financial Officer, Clayton, Dubilier & Rice, LLC	2013
David H. Wasserman	47	Financial Officer, Clayton, Dubilier & Rice, LLC	2007

        Sarah Kim has served as one of our directors since December 2013. Ms. Kim has been a principal at CD&R since 2008. Ms. Kim previously held positions at Metalmark Capital and McCown De Leeuw, both private equity firms. She also worked in the investment banking division of Goldman, Sachs & Co. Ms. Kim's extensive knowledge of the capital markets gives her beneficial insight into our capital and liquidity needs, in addition to our challenges, opportunities and operations and qualify her to serve on our board of directors.

        David H. Wasserman has served as one of our directors since July 2007. Mr. Wasserman joined CD&R in 1998. Prior to joining CD&R, Mr. Wasserman worked in the principal investment area at Goldman, Sachs & Co. and as a management consultant at both Monitor Company and Fidelity Capital. Mr. Wasserman currently serves on the boards of directors of Univar Inc. and John Deere Landscapes LLC and formerly served on the boards of directors of Hertz Global Holdings, Inc., Covansys Corporation, Kinko's, Inc., Culligan Ltd. and ICO Global Communications (Holdings) Limited, currently known as Pendrell Corporation. Mr. Wasserman's extensive knowledge of the capital markets, experience as a management consultant and experience as a director of other consumer-oriented service businesses with nationwide locations that are similar to our business structure give him beneficial insight into our capital and liquidity needs, in addition to our challenges, opportunities and operations and qualify him to serve on our board of directors.

EXECUTIVE OFFICERS OF SERVICEMASTER

        The names and ages of the executive officers of ServiceMaster as of March 5, 2014, together with certain biographical information, are as follows:

Name	Age	Present Positions	First Became an Executive Officer
Robert J. Gillette	54	Chief Executive Officer	2013
Alan J.M. Haughie	50	Senior Vice President and Chief Financial Officer	2013
Mark J. Barry	52	President & Chief Operating Officer, American Home Shield	2012
Thomas J. Coba	57	President, ServiceMaster Clean, Merry Maids, Furniture Medic & AmeriSpec	2011
William J. Derwin	45	President, Terminix	2013
Timothy M. Haynes	47	Senior Vice President & Chief Information Officer	2013
Susan K. Hunsberger	51	Senior Vice President, Human Resources	2014
James T. Lucke	53	Senior Vice President, General Counsel & Secretary	2013
Mary Kay Runyan	46	Senior Vice President, Supply Management	2013

        Robert J. Gillette has served as ServiceMaster's Chief Executive Officer since June 2013. From October 2011 until May 2013, Mr. Gillette served as the president and owner of Gillette Properties, LLC, a company which acquired and developed residential real estate properties. From October 2009 until October 2011, he served as the chief executive officer of First Solar Inc., a manufacturer of thin film photovoltaic solar modules and solar power plants. From January 2005 to September 2009, Mr. Gillette served as the president and chief executive officer of Honeywell International, Inc.'s aerospace division, a provider of aerospace electronic systems, integrated avionics, engines and services for the aerospace industry.

        Alan J. M. Haughie has served as ServiceMaster's Senior Vice President and Chief Financial Officer since September 2013. From July 2010 until September 2013, Mr. Haughie served as senior vice president and chief financial officer of Federal-Mogul Corporation, a global supplier of aftermarket products for automotive, light commercial, heavy-duty and off-highway vehicles, as well as power generation, aerospace, marine, rail and industrial equipment. From 2005 until June 2010, he served as vice president, controller and chief accounting officer of Federal-Mogul Corporation, having joined Federal-Mogul in 1994 while serving in various roles until 2005.

        Mark J. Barry has served as President and Chief Operating Officer of American Home Shield since August 2012. From April 2011 until February 2012, Mr. Barry served as president, Automation and Controls Solutions and from March 2010 until April 2011, served as president, Global Security Products, UTC Fire & Safety, both business units within United Technologies Corporation. From February 2008 until March 2010, Mr. Barry served as president of GE Security-Americas, a division of General Electric Company, before it was acquired by United Technologies Corporation in 2010.

        Thomas J. Coba has served as President of ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec since November 2011. From 2004 until November 2011, Mr. Coba was chief operations officer of Subway Restaurants, a global restaurant brand and the operating company of Franchise World Headquarters, LLC.

        William J. Derwin has served as President of Terminix since November 2013. From 2002 until October 2013, Mr. Derwin worked at Otis Elevator, serving most recently as its vice president global field operations. During his tenure at Otis Elevator he served in various other executive roles including group director UK and Ireland, vice president North and South America field operations, and vice president greater New York region. Otis Elevator is a division of United Technologies Corporation, a company which provides a broad range of high technology products and support services to the aerospace and building systems industries.

        Timothy M. Haynes has served as Senior Vice President and Chief Information Officer since December 2013. Mr. Haynes joined ServiceMaster in January 2012 and has served as Vice President of Information Technology for the American Home Shield, ServiceMaster Clean and Merry Maids business units. From February 2006 until January 2012, Mr. Haynes served in a variety of Information Technology executive leadership roles for Nissan Motor Limited and Nissan Americas.

        Susan K. Hunsberger has served as Senior Vice President, Human Resources since January 2014. From February 2010 until December 2013 she served as senior vice president, human resources, for the global business solutions (GBS) group of Connecticut-based Nielsen Holdings N.V., a $5.4 billion global information and measurement company with leading market positions in marketing and consumer information, television and other media measurement, online intelligence and mobile measurement. While at Nielsen, she also led the human resources team for the GBS organization, which employs more than 35,000 employees worldwide. From November 1997 until February 2010, Ms. Hunsberger served in a variety of human resources leadership positions at GE Aviation, a division of General Electric Company.

        James T. Lucke has served as Senior Vice President, General Counsel and Secretary since September 2013. From May 2007 until May 2013, Mr. Lucke served as vice president, general counsel and secretary of Mohawk Industries, Inc., a leading producer of floor covering products for residential and commercial applications.

        Mary Kay Runyan has served as Senior Vice President, Supply Management since July 2013. Ms. Runyan joined ServiceMaster in April 2010 and served as Vice President, Fleet until July 2013. From March 2009 until April 2010, Ms. Runyan served as the executive in charge of North American fleet operations for Coca-Cola Enterprises, where she was responsible for policy, process and operational performance across the United States and Canada.

FINANCIAL CODE OF ETHICS

        ServiceMaster has a Financial Code of Ethics that applies to the CEO, CFO and Controller, or persons performing similar functions, and other designated officers and employees, including the primary financial officer of each ServiceMaster business unit and the Treasurer. ServiceMaster also has a Code of Conduct that applies to all of the Company's directors, officers and employees. The Financial Code of Ethics and Code of Conduct each address matters such as conflicts of interest, confidentiality, fair dealing and compliance with laws and regulations. Copies of the Financial Code of Ethics and the Code of Conduct are available on ServiceMaster's website at http://www.servicemaster.com and are also available in print, without charge, to any person who requests it by writing to the Corporate Secretary at the following address: The ServiceMaster Company, LLC, 860 Ridge Lake Boulevard, Memphis, Tennessee 38120. The Company intends to post on its website all disclosures required by law or regulation, including the SEC's Form 8-K rules, related to all amendments to, or waivers from, any provisions of the Financial Code of Ethics and the Code of Conduct.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        This section describes the material elements of our 2013 executive compensation program and the principles underlying our executive compensation policies and decisions. In addition, in this section we provide information regarding the compensation paid to each individual who served in the capacity as principal executive officer (CEO) or principal financial officer (CFO) during 2013 and the three most highly compensated executive officers (other than the CEO and CFO) who were serving as such as of the end of our most recent fiscal year (collectively referred to as our Named Executive Officers ("NEOs")).

Highlights

  •
  The leadership of the Company continued to undergo significant change during 2013, with the resignations of Messrs. Harry J. Mullany III (former CEO), Charles M. Fallon (former President, Terminix), Greerson G. McMullen (former Senior Vice President and General Counsel), Jed L. Norden (former Senior Vice President, Human Resources) and Ms. Linda A. Goodspeed (former Senior Vice President and Chief Information Officer) and the hiring of Messrs. Robert Gillette (CEO), Alan Haughie (Senior Vice President and CFO), James Lucke (Senior Vice President and General Counsel) and William Derwin (President, Terminix). Additionally, Mr. John Krenicki, the Company's Chairman assumed the role of Interim CEO following the resignation of Mr. Mullany and prior to the hiring of Mr. Gillette. During the majority of 2013 (January 1 through September 15), Mr. David Martin served as the Interim CFO, relinquishing that position upon the hiring of Mr. Haughie. The Company announced in November that it intended to spin off the TruGreen business. This transaction was closed on January 14, 2014. New TruGreen is operating as a separate company within CD&R's portfolio of investments.

  •
  Base salaries of the NEOs who were with the Company prior to November 2012 were increased by percentages ranging from 4.0 to 23.0 percent in 2013 to recognize individual performance and to better align base salary levels with competitive pay levels for similar positions in the marketplace. Mr. Krenicki did not receive any compensation for his service as Interim CEO. Mr. Mullany received no increase during 2013 prior to his resignation. Mr. Alexander did not receive a salary increase during 2013 as he was hired in the fourth quarter of 2012. Messrs. Haughie and Derwin were hired during 2013 and received no increase subsequent to their hire. Mr. Martin received a 23% increase in his salary in preparation for his assignment to the role of CFO for TruGreen upon its spin-off. The salaries for NEOs hired after November 1, 2012 and during 2013 were set at competitive levels needed to attract these executives to the Company.

  •
  The financial performance of the Company did not meet expectations for 2013, primarily due to the performance of TruGreen. However, as the Company prepared for the spin-off of the TruGreen business, the Board separated the financial performance of TruGreen from the remainder of the Company and based the corporate consolidated performance goal under the Annual Bonus Plan ("ABP") on the performance of the Company, less TruGreen. The Board established separate financial goals for TruGreen focusing on the turnaround of that business.

  •
  As part of our strategy to align interests between our NEO's and stockholders, and in recognition of their hire into the senior management team, Messrs. Gillette, Haughie, Alexander, and Derwin purchased shares of Holdings' common stock and simultaneously were granted options under the MSIP to acquire additional shares in the future. Mr. Krenicki purchased shares of Holdings, but did not receive any stock options. Messrs. Gillette,

    Haughie, Alexander, Derwin, and Barry were also awarded RSUs to provide additional value and alignment with Holdings' stockholders.

  •
  The Board approved a grant of Performance-Based RSUs ("P-RSUs") in February 2013 to enhance the Company's ability to retain key talent. These P-RSUs were awarded to Messrs. Mullany, Martin and Barry. Mr. Mullany's P-RSUs were cancelled upon his resignation. These P-RSUs would be earned based on the Company's attainment of a specified profit goal. This goal was adjusted in May 2013 to reflect the planned spin-off of the TruGreen Business, with the awards for those NEOs in the TruGreen Business at that time based on a TruGreen profit goal and the awards for NEOs in the remainder of the Company having their awards based on a ServiceMaster, less TruGreen, profit goal. Neither the ServiceMaster nor TruGreen profit goals were achieved for 2013 and the P-RSUs did not vest and were forfeited.

  •
  Mr. Martin received a retention award comprised of RSUs and cash to enhance the Company's ability to retain Mr. Martin as the Company was in the process of separating the TruGreen business and Mr. Martin was offered the position of CFO for New TruGreen.

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

  •
  Annual cash incentive, which is intended to motivate each executive to achieve short-term Company (and, where applicable, business unit) performance goals and special bonus awards from time to time;

  •
  Stock, RSUs (including P-RSUs) and stock options to motivate executives to achieve long-term performance goals and to provide equity ownership of Holdings to our executives to ensure goal alignment with Holdings' stockholders; and

  •
  Employee benefits, including retirement benefits, perquisites, new hire bonus, relocation benefits and commuting benefits, which are intended to attract and retain qualified executives by ensuring that our benefit programs are competitive.

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

Determination of Executive Compensation

Pay Decision Process

        The Company's Board establishes the compensation of our CEO. Historically, in determining the CEO's compensation, the Board considers the following factors: (1) the operating and financial performance of the Company, (2) the competitive market data provided by Semler Brossy Consulting Group, the Company's external compensation consultant at the time of the competitive review, as presented to the Board by our Senior Vice President, Human Resources, (3) the Board's assessment of the CEO's individual performance, and (4) prevailing economic conditions. The CEO recommends to our Board compensation for the Company's other executive officers based on his assessment of each executive officer's area of responsibility, individual and business unit performance, overall contribution, the competitive market data provided by Semler Brossy and prevailing economic conditions. The Board approves the compensation arrangements for each executive officer. We believe that our executive compensation program must be attractive to compete in the market for executive talent and must support our growth strategy. As a result of this focus, we rely on competitive pay practices and individual and business performance in determining the compensation of our executives. In making these determinations, we also consider historical individual compensation levels, historical company payout levels for annual cash incentives and the current privately held ownership structure of the Company. The executive compensation program and underlying philosophy are reviewed at least annually to determine what, if any, modifications should be considered.

        As part of our review of competitive pay practices, we engaged Semler Brossy Consulting Group in 2013 to conduct a total market review to determine whether executive officer total compensation opportunities were competitive. The Board reaffirmed the group of 21 peer companies (the "Peer Group") that are generally 0.3 to 3.0 times the revenue size of ServiceMaster, based on 2012 revenue figures. These peer companies are generally from the service and retail industries where they have a distributed business model. The Board also considered the growth rates of the companies when selecting this group of companies. We continually review the Peer Group and may from time-to-time adjust the companies comprising the group to better reflect competitors in our industry, companies with similar business models and companies that compete in our labor markets for talent. For 2013, the Peer Group consisted of the following companies:

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
L Brands, Inc.

        In determining 2013 executive compensation, we relied on the Peer Group data for positions reported in the peer companies' respective proxy statements provided by Semler Brossy. A general survey of competitive market data for positions which were not reported in Peer Group proxy statements was provided by Aon Hewitt and was adjusted to mirror general market merit increases, as identified in market salary increase surveys sponsored by compensation consulting organizations. The survey data reflects companies in general industries with revenue sizes between $1 and $5 billion. We then evaluated base pay and annual bonuses for our executives as discussed below. Differences in total compensation generally reflect the relevant experience, expertise, tenure and performance of the individual executive officer within his or her role.

Base Salary

        Base salaries for executive officers are reviewed annually by the Board during our merit review process at the beginning of each year. To determine base salaries for executive officers, we first review market data and target base salaries at the market median of the Peer Group or Aon Hewitt survey data for each respective position. The base salary for each NEO is then determined by adjusting the amount based on the Board's assessment of the NEO's experience relative to industry peers, time in his or her position, individual performance, future potential and leadership qualities. In 2013, when a detailed review was performed prior to salary increases, the base salary of Mr. Mullany was at the median of the Peer Group, and the base salary for Mr. Martin as our Controller was within competitive ranges of the median of the Aon Hewitt surveys. The base salary for Mr. Barry was within competitive ranges for the median of peer company business unit leaders. Base salaries were increased for each NEO who was an employee in April 2013 (other than Mr. Alexander) based on the Board's assessment of the individual's contribution to the sustained success of the Company. Base salaries for Messrs. Gillette, Haughie, Alexander and Derwin were set at their respective hire dates of June 17, 2013, September 16, 2013, December 11, 2012 and November 11, 2013 as part of their hiring. The salary increases for the NEOs who were with the Company for the majority of 2012 ranged from 4.0 percent to 23.0 percent. In determining Mr. Martin's salary increase in 2013, which was larger than the normal merit increase, the Board considered that he was preparing to take on the position as the CFO of New TruGreen, which was separated from the Company on January 14, 2014. Base salaries for the NEOs hired after November 1, 2012 (Messrs. Gillette, Haughie, Alexander and Derwin) were set at levels that were deemed to be competitive with market segment salaries to recognize the skills and experience of each officer. The following table sets forth information regarding the 2013 base salaries for our NEOs.

2013 Salary Table

Named Executive Officer	Base Salary as of January 1, 2013	Base Salary as of December 31, 2013	Aggregate Increase %
Robert J. Gillette(1)	N/A	$1,100,000	N/A
John Krenicki(2)	N/A	N/A	N/A
Harry J. Mullany	$1,100,000	N/A	N/A
Alan J. Haughie(1)	N/A	$550,000	N/A
David W. Martin(3)	$312,000	$385,000	23%
R. David Alexander(4)	$550,000	$550,000	0%
Mark J. Barry	$425,000	$440,000	4%
William J. Derwin(1)	N/A	$475,000	N/A

(1)
Messrs. Gillette, Haughie and Derwin were hired during 2013. The base salaries shown above were provided for in their offers of employment.

(2)
Mr. Krenicki received no compensation for his service as Interim CEO of the Company.

(3)
The amount in the table reflects Mr. Martin's base salary in his capacity as our Senior Vice President, Controller and Chief Accounting Officer. During his tenure as Interim CFO, Mr. Martin also received $10,000 per month in incremental base salary prorated for any partial month of service. During 2013, this incremental base salary totaled

  $95,000. His salary as of December 31, 2013 reflects the rate approved for his role as the CFO for New TruGreen, which was separated from the Company on January 14, 2014.

(4)
Mr. Alexander was hired after November 1, 2012 and was not eligible for a salary increase as part of the 2013 annual review of base salaries.

Annual Bonus Plan

        The ABP, our annual cash incentive program, is designed to reward the achievement of specific pre-set financial results measured over the fiscal year. Each participant is assigned an annual incentive target expressed as a percentage of base salary. For the NEOs, these targets ranged from 50 percent to 100 percent of base salary. Mr. Martin had been assigned an annual target bonus of 50 percent in his capacity as Senior Vice President, Controller and Chief Accounting Officer of the Company, but was assigned a target bonus of 65 percent during the period he served as Interim CFO. As further compensation for his services as Interim CFO, Mr. Martin was also guaranteed a minimum incremental bonus under the ABP of $50,000 above his calculated bonus as Senior Vice President, Controller and Chief Accounting Officer payable on a pro-rated basis for the portion 2013 during which he served as Interim CFO. Mr. Martin served as the Interim CFO until the hire of Mr. Haughie in September 2013. Consequently, his annual bonus for the period January 1, 2013 through September 15, 2013 is calculated at a target of 65 percent of his base salary. The Company subsequently approved a 65 percent target bonus for Mr. Martin as he accepted the role as CFO of the TruGreen. The actual awards are calculated based on year-end salary, except in the case of Mr. Martin, who's 2013 ABP award was calculated at 65 percent of his salary as Senior Vice President, Controller and Chief Accounting Officer and at 65 percent of his salary as Interim CFO, prorated for the time served in each capacity.

        To encourage our executive officers to focus on short-term Company (and, where applicable, business unit) goals and financial performance, incentives under the ABP are based on the performance of the Company with respect to the following measures at both a corporate consolidated and, where applicable, a business unit level:

  •
  Adjusted Operating Performance ("AOP"), which is calculated by making the following adjustments to Adjusted EBITDA: (1) deducting interest and investment income; (2) adding back compensation expense resulting from a change in market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting charge in interest and investment income); (3) adding back key executive transition charges; (4) adding back charges associated with the TruGreen Separation Transaction; (6) deducting depreciation and amortization; and (7) adding back TruGreen AOP;

  •
  Revenue; and

  •
  Cash Flow, which is calculated by making the following adjustments to AOP: (1) adding back depreciation and amortization; (2) subtracting capital expenditures; and (3) adjusting for the change in net working capital.

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

        The Board adjusted the targets for the performance measures in May 2013, providing for separate thresholds and targets for the Company, less TruGreen, and for TruGreen on a standalone basis. This decision was based on the strategic decision to spin-off TruGreen into a standalone company separate from the remainder of ServiceMaster. Payments under the ABP were also subject to the achievement of a minimum level of performance on the AOP financial measure ("AOP Threshold"). In order to earn any payment under the ABP, the AOP Threshold had to be achieved at the corporate consolidated or, where applicable, business unit levels. The corporate consolidated AOP Threshold and business unit AOP Thresholds applicable to the NEOs are set forth in the table below.

Participating NEO	Performance Measure	AOP Threshold ($ in 000s)	AOP Actual ($ in 000s)
Robert J. Gillette	ServiceMaster AOP	$370,726	$396,425
Alan J. Haughie	ServiceMaster AOP	$370,726	$396,425
David W. Martin	ServiceMaster AOP	$370,726	$396,425
R. David Alexander	ServiceMaster AOP	$370,726	$396,425
	TruGreen AOP	$30,000	$(22,474)
Mark J. Barry	ServiceMaster AOP	$370,726	$396,425
	American Home Shield AOP	$137,917	$159,413

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

        The Board amended the performance goals for 2013 under the ABP in May 2013 in consideration of the strategic decision to spin-off the TruGreen Business. Consequently, the goals were amended to provide for separate goals for TruGreen and the rest of the Company. The goals for the Company, less TruGreen, were the same targets as determined at the beginning of the year, but eliminated any effect that TruGreen's performance would have on the rest of the Company. TruGreen's goals were revised to provide an opportunity to earn some payout if the modified TruGreen AOP goals were achieved.

        The tables below provide information regarding the 2013 ABP for our participating NEOs, including the performance goals, the weight assigned to each performance goal, and the payout as a percentage of the target bonus if the threshold or target performance goal is met. The performance goals and relative weightings reflect the Board's objective of ensuring that a substantial amount of each NEO's total compensation is tied to Company and, where applicable, business unit performance.

2013 ABP Weighting, Threshold and Target Performance Goals

Participating NEO(1)(2)	Organizational Weighting	Performance Weighting	Threshold ($ in 000s)	Target ($ in 000s)(3)	% of Target Performance for Threshold Payout	% Payout With Threshold Performance
Robert J. Gillette		50% ServiceMaster AOP	$370,726	$399,720	92.7%	56.5%
Harry J Mullany	100% ServiceMaster	30% ServiceMaster Revenue	$2,221,286	$2,369,210	93.8%	62.5%
Alan J. Haughie		20% ServiceMaster Cash Flow	$357,038	$391,254	91.3%	47.5%
David W. Martin
Mark J. Barry	20% ServiceMaster	20% ServiceMaster AOP	$370,726	$399,720	92.7%	56.5%
	80% American Home	35% American Home Shield AOP	$137,917	$139,950	98.5%	91.3%
	Shield	35% American Home Shield Revenue	$720,860	$765,105	94.2%	65.3%
		10% American Home Shield Cash Flow	$126,580	$126,580	100.0%	100.0%
R. David Alexander	20% ServiceMaster	20% ServiceMaster AOP	$370,726	$399,720	92.7%	56.5%
	80% TruGreen	80%TruGreen AOP	$30,000	$70,000	42.9%	50.0%
William J. Derwin	20% ServiceMaster	20% ServiceMaster AOP	$370,726	$399,720	92.7%	56.5%
	80% Terminix	35% Terminix AOP	$282,706	$298,514	94.7%	68.2%
		35% Terminix Revenue	$1,265,417	$1,325,738	95.5%	72.7%
		10% Terminix Cash Flow	$303,779	$312,006	97.4%	84.2%

(1)
Mr. Krenicki did not receive any compensation for his service as Interim CEO during 2013.

(2)
Mr. Mullany resigned in April and was not eligible for a payout under the ABP.

(3)
The Board adjusted the ABP targets in May 2013 to reflect the decision to separate TruGreen form the rest of the Company. The financial goals for the Company are conistent with the goals established at the beginning of the year, except that TruGreen's financial performance was excluded from the consolidated Company financials. The Board set a new threshold and target for TruGreen based solely upon TruGreen's AOP, with a 50% payout at threshold achievement.

        The "% of Target Performance for Threshold Payout" is equal to threshold performance (which is generally equal to the prior year's actual performance) divided by the current year's target goal. The payout levels for performance above threshold are based on a 6:1 ratio—for every one percent of achievement above threshold performance levels, the plan pays out six additional percentage points of the targeted payout. The Board believes the 6:1 ratio to be an effective motivator to improve over the prior year's results. The 2013 ABP target payout opportunity for each participating NEO (see table below) was based on our review of Peer Group and survey data and the importance of the NEO's position relative to the overall financial success of the Company. The following table sets forth information regarding the 2013 performance under the ABP, including the percentage of performance target attained and the percentage of target bonus earned. The table does not list values for Mr. Krenicki, who received no compensation for his service as Interim CEO, or Mr. Mullany, who was not eligible for a payment under the ABP due to his resignation.

2013 ABP Performance

Participating NEO	Target % of Salary	% of ServiceMaster Target AOP Attained	% of ServiceMaster Target Revenue Attained	% of ServiceMaster Target Cash Flow Attained	Business Unit	% of Business Unit Target AOP Attained	% of Business Unit Target Revenue Attained	% of Business Unit Target Cash Flow Attained	% of Target Bonus Earned
Robert J. Gillette	100.0%	99.2%	97.0%	108.4%	Corporate	N/A	N/A	N/A	102.1%
John Krenicki		N/A			Corporate
Harry J. Mullany					Corporate
Alan J. Haughie	70.0%	99.2%	97.0%	108.4%	Corporate	N/A	N/A	N/A	102.1%
David W. Martin	65.0%	99.2%	97.0%	108.4%	Corporate	N/A	N/A	N/A	102.1%
Mark J. Barry	65.0%	99.2%	N/A	N/A	American Home Shield	113.9%	96.7%	108.2%	126.3%
R. David Alexander	65.0%	99.2%	N/A	N/A	TruGreen	N/M(1)	N/A	N/A	19.0%
William J. Derwin	65.0%	N/A	N/A	N/A	Terminix	N/A	N/A	N/A	N/A

(1)
TruGreen reported a loss in AOP, resulting in the percent attainment not being measureable.

2013 ABP Payments

Participating NEO	% of Salary Paid at Target Performance	Base Salary	Actual % of Target Awarded	Total Bonus Earned
Robert J. Gillette(1)	100.0%	$1,100,000	102.1%	$609,335
John Krenicki(2)	N/A	N/A	N/A	N/A
Harry J. Mullany(3)	100.0%	$1,100,000		$0
Alan J. Haughie(4)	70.0%	$550,000	102.1%	$350,000
David M. Martin(5)	65.0%	$385,000	102.1%	$292,184
Mark J. Barry	65.0%	$440,000	126.3%	$361,112
David R. Alexander(6)	65.0%	$550,000	19.0%	$178,750
Willian J. Derwin(7)	65.0%	$475,000	19.0%	N/A

(1)
Mr. Gillette's annual bonus is prorated from his hire date on June 17, 2013.

(2)
Mr. Krenicki did not receive any compensation for his service as Interim CEO.

(3)
Mr. Mullany resigned from the Company on April 12, 2013 and was not eligible for a payout under the ABP.

(4)
Mr. Haughie was hired by the Company on September 16, 2013 and, as a part of his employment offer, received a guaranteed ABP payment of $350,000 for 2013.

(5)
Mr. Martin served in the role of interim CFO from January 1 through September 15. In connection with such appointment, he received, in addition to his base salary, an additional $10,000 per month of base salary. Mr. Martin also received an increase in his bonus target under the 2013 ABP to 65 percent from 50 percent of his base salary during his tenure in this interim role. Subsequent to the hiring of Mr. Haughie as CFO, Mr. Martin was offered and accepted the role of CFO for the TruGreen Business in anticipation of its spin-off from the Company. His target bonus was increased to 65 percent, which results in his annual bonus being calculated for the full year based on a target bonus of 65 percent.

(6)
Mr. Alexander was hired by the Company on December 11, 2012 and, as a part of his employment offer, received a guaranteed ABP payment of a minimum of 50 percent of his target payout for 2013.

(7)
Mr. Derwin was not eligible to participate in the 2013 ABP as he was hired on November 11, 2013.

Sign-On Bonuses

        The Company has included sign-on bonuses for newly hired executives as a part of the new hire compensation offer. The sign-on bonus is used to provide a compensation offer that differentiates our offer of employment (for executives who frequently have other available opportunities) and may be needed to compensate the executives for the lost value of existing compensation arrangements at the executives' prior employers. In 2013, the Company paid sign-on bonuses to Messrs. Gillette, Haughie, Alexander and Derwin in the following amounts:

Name	Sign-On Bonus
Robert J. Gillette	$1,000,000
Alan J. Haughie	250,000
R. David Alexander	471,698
William J. Derwin	250,000

        All sign-on bonuses for the respective NEOs are subject to repayment provisions if the officer terminates employment from the Company prior to the second anniversary of his hire date. Mr. Gillette's sign-on bonus is subject to repayment as follows: (i) if he had voluntarily terminated his employment without good reason prior to the six-month anniversary of his hire date, he would have had to repay the signing bonus to the Company within five business days following the date of termination; and (ii) if he voluntarily terminates his employment without good reason after his six-month service anniversary but prior to his first service anniversary, he shall repay one-half of the signing bonus to the Company within five business days following the date of termination.

Long-Term Incentive Plan

        Our long-term equity incentive plan is designed to retain key executives and to align the interests of our executives with the achievement of sustainable long-term growth and performance. For 2013, our NEOs were participants under the MSIP.

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

        For each share of common stock or DSU purchased by an NEO, ServiceMaster granted such NEO up to four matching options to purchase shares of our common stock, except in the cases of Messrs. Gillette and Mullany, where ServiceMaster granted five and one-half matching options and five matching options, respectively, for each share purchased. Mr. Mullany received no equity awards during 2013. Pursuant to the terms of his equity award agreements, all unvested equity awards to Mr. Mullany were canceled on his termination date. Since 2010, we have also awarded RSUs to both newly hired executives and longer tenured NEOs. Each RSU represents a right to receive a share of common stock in the future, if and when the RSU vests. Vesting of RSUs is subject to the executive's continued employment. Unlike equity awards at publicly traded companies, these investment opportunities are not available to the general public and present an employment reward opportunity, as well as subjecting the executive officer to liquidity risks and transfer restrictions. Generally, our policy has been to provide this opportunity to invest and receive equity grants at one time only, either shortly after the closing of the 2007 Merger or upon hire or promotion, if later. We do not typically supplement the NEOs' stock awards with subsequent annual equity awards. We could decide, from time to time, to grant additional equity awards to certain key associates, including our NEOs, in order to recognize outstanding performance, enhance retention or otherwise as Holdings' Compensation Committee may determine is in the best interest of the Company. The MSIP investment opportunities provided to any executive officer or the executive officers as a group are entirely at the discretion of Holdings' Compensation Committee.

        On February 25, 2013, the Compensation Committee of Holdings approved a form of an employee performance restricted stock unit agreement to be used when awards of P-RSUs are made under the MSIP and granted 401,506 P-RSU awards to certain officers and associates of ServiceMaster, including grants to the following NEOs in the following amounts: Mr. Mullany, 42,307 P-RSUs; Mr. Martin, 13,461 P-RSUs; and Mr. Barry, 19,230 P-RSUs. To the extent ServiceMaster's internal financial performance target for fiscal 2013 (the "Performance Target") is met or exceeded, the P-RSUs would vest in three equal installments on the first three anniversaries of the grant date. If the Performance Target is not met, the P-RSUs would be forfeited. If the Performance Target is exceeded, the number of P-RSUs granted to each associate, including the NEOs, would be increased in accordance with the adjustment table adopted by Holdings' Compensation Committee. Any increased number of P-RSUs would vest in accordance with the same schedule described above. The Performance Target was adjusted in May 2013 to reflect separate targets for ServiceMaster, less TruGreen, and for TruGreen. The separation of the Performance Targets was done in consideration of the then contemplated spin-off of the TruGreen Business and the negative impact that TruGreen was exerting on the Company's financial results. The Performance Targets for ServiceMaster and TruGreen were not met and all P-RSUs that had been awarded have been forfeited.

        We believe that the opportunity to purchase shares and to receive options to purchase shares of Holdings' stock and grants of RSUs encourages our executive officers to focus on our long-term performance, thereby aligning their interests with the interests of Holdings' stockholders. The purchase of shares under the MSIP allows executive officers to have a stake in the Company's performance by putting their own financial resources at risk. Additionally, through stock option and RSU grants, the executive officers are encouraged to focus on sustained increases in stockholder value. Specifically, we believe the granting of stock options and RSUs, both time-vested and performance-based, assists the Company to:

  •
  Enhance the link between the creation of stockholder value and long-term executive incentive compensation;

  •
  Maintain competitive levels of total compensation; and

  •
  Enable the Company to retain key leaders by providing value for key executives.

        Consistent with our historical practices, equity awards were granted in 2013 as follows:

        Mr. Krenicki made an investment in the Company of $1,000,000 for which he acquired 95,238 shares of Holding's common stock.

        Pursuant to the terms of his employment agreement, Mr. Gillette made an initial purchase of $1,500,000 in the Company and was granted matching options at a rate of five and one-half options per share purchased and 300,000 RSUs. Based on Mr. Gillette's investment, he acquired 150,000 shares of our common stock and was granted 825,000 Matching Options and 300,000 RSUs.

        Pursuant to the terms of their offers of employment, Messrs. Haughie, Alexander and Derwin each made an investment to acquire shares in the Holdings, received Matching Options and RSUs as noted below:

Name	Investment $	# of Shares Acquired	# Matching Options	# RSUs
Robert J. Gillette	1,500,000	150,000	825,000	300,000
John Krenicki	1,000,000	95,238	N/A	N/A
Alan J. Haughie	500,000	48,000	192,000	75,000
R. David Alexander	500,000	50,000	200,000	50,000
William J. Derwin	1,100,000	104,761	419,044	50,000

        In addition to the stock options listed in the table above, the Board awarded 20,000 standalone stock options to Mr. Martin as part of his offer letter for the position of CFO of New TruGreen. These options have terms similar to other stock option awards. Mr. Martin also received a retention award valued at $500,000 that was comprised of 22,727 RSUs and a cash payment. The award was granted in May 2013 and was intended to ensure continuity in the office of the CFO as Mr. Martin was serving in an interim capacity. The RSUs vest in two installments, 50 percent vested in January 2014 and 50 percent will vest in January 2015. The cash portion of the award vests in two installments of $125,000 each on the same dates.

        Shares previously purchased by Mr. Mullany were repurchased by Holdings in 2013 subsequent to his departure from the Company, consistent with the MSIP and the stock subscription agreement entered into at the time of purchase.

        Please see the Grants of Plan-Based Awards Table (2013) for information regarding the vesting terms of the equity awards.

Retirement Benefits

        Associates, including the NEOs, are generally eligible to participate in the ServiceMaster Profit Sharing and Retirement Plan, as amended and restated, as it may be further amended from time to time (the "PSRP"). The PSRP is a tax-qualified 401(k) defined contribution plan under which we may make discretionary matching contributions. Historically, we have provided for a matching contribution in the PSRP where associates receive a dollar-for-dollar match on the first 1 percent of their contributions, and then a $0.50-per-dollar match on the next 2 percent to 6 percent contributed.

        We also maintain the ServiceMaster Deferred Compensation Plan, as amended and restated, as it may be further amended from time to time (the "DCP"), which is a non-qualified deferred compensation plan designed to afford certain highly compensated associates (including the NEOs, executive officers and certain other associates) the opportunity to defer additional amounts of compensation on a pre-tax basis. All deferred amounts under the DCP are subject to earnings or losses based on the investments selected by the individual participants. We believe that provision of the DCP is an important recruitment and retention tool. Many, if not all, of the companies with which ServiceMaster competes for executive talent provide a similar plan to their senior employees and the cost to ServiceMaster of providing this benefit is minimal. Under the DCP, participants may be provided with discretionary matching contributions, but since 2007 we have not elected to do so. No earnings in the DCP are credited at above market levels.

Employee Benefits and Executive Perquisites

        We offer a variety of health and welfare programs to all eligible employees, including the NEOs. The NEOs are eligible for the same health and welfare benefit programs on the same basis as the rest of the Company's employees, including medical and dental care coverage, life insurance coverage and short- and long-term disability.

        The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our compensation goal of enabling the Company to attract and retain superior executives for key positions. The perquisites provided to our NEOs are memberships in social and professional clubs and, for Messrs. Gillette and Mullany, commuting expenses. Expenses associated with relocation of newly hired executives (including income tax gross-ups on taxable relocation expense reimbursements) are paid to certain executives pursuant to our relocation policy and are based on standard market practices for executive level relocations.

        Mr. Gillette is also provided with personal use of Company aircraft and certain spousal travel as described in his employment agreement. The personal use of the company aircraft benefit in Mr. Gillette's employment agreement provides that the Company will bear the full cost of up to 100 flight hours of the executive's personal use of the ServiceMaster aircraft per calendar year (50 hours for 2013), including the cost of landing fees, but excluding any taxes imputed to the executive.

        Mr. Mullany was also provided with personal use of the Company aircraft during his tenure as CEO under an aircraft policy that was then applicable to him. The policy provides that the CEO shall reimburse the Company for personal use of the Company aircraft exceeding 100 hours annually (50 hours for 2013). Any amount so reimbursed to the Company would be applied to reduce the executive's taxable income arising from the personal use. If our CEO utilizes the Company aircraft for commuting purposes, the amount applied toward his annual commuting benefit was calculated under the income imputation rules established by the IRS for personal use of Company aircraft. These rules require the cost of each flight to be estimated by applying published IRS per mile rates based on the size of the aircraft to the total miles flown. This method of calculation was affirmed by the Board.

        In addition to the personal usage allowed under the aircraft policy, Mr. Mullany was also eligible to receive up to $50,000 in 2013 for reimbursement of commuting expenses. Mr. Mullany could utilize commercial flights, private charter service or the Company aircraft for his commuting travel. To the extent Mr. Mullany utilized commercial flights or a private charter, the actual amount paid by the Company on his behalf is applied toward his maximum commuting benefit of $50,000 per annum. Mr. Mullany did not exceed his flight hours or $50,000 maximum commuting benefits in 2013.

Employment Arrangements

        The Company generally provides an executive with an offer letter prior to the time an executive joins the Company. The offer letter generally describes the basic terms of the executive's employment, including his or her start date, starting salary, ABP bonus target, special bonuses (if any), relocation benefits, severance benefits (if any), sign-on bonus (if any) and equity awards granted in connection with the commencement of his or her employment. The terms of the executive's employment are thereafter based on sustained good performance rather than contractual terms, and the Company's policies will apply as warranted. During 2013, the Company and Messrs. Haughie and Derwin executed offer letters memorializing the terms of their respective offers of employment.

        Under certain circumstances, the Company recognizes that special arrangements with respect to an executive's employment may be necessary or desirable. In 2013, the Company entered into an employment agreement with Mr. Gillette setting forth the terms of his employment as CEO of ServiceMaster and the Company entered into severance agreements with Messrs. Haughie, Martin, Alexander and Derwin setting forth certain severance benefits to be received by Messrs. Haughie,

Martin, Alexander and Derwin upon a qualifying termination of employment. Please see the narrative following the Grants of Plan-Based Awards table and the Potential Payments Upon Termination or Change in Control section for a description of the agreements with Messrs. Gillette, Haughie, Martin, Alexander and Derwin.

Post-Termination Compensation

        Mr. Barry is covered under ServiceMaster's standard severance policy or practice as in effect at the time employment is terminated. The standard severance policy and the terms of the post-termination arrangements between the Company and the other NEOs are described in detail below under the Potential Payments Upon Termination or Change in Control section in this Item 11.

REPORT OF THE BOARD OF DIRECTORS

        The Company's Board of Directors has reviewed the Compensation Discussion and Analysis and discussed it with management and, based on such review and discussions, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.

Sarah Kim
David H. Wasserman

2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Robert J. Gillette	2013	592,308		1,596,712	(4)	3,000,000	4,087,875	12,623	108,945	9,398,463
Chief Executive Officer
John Krenicki	2013	N/A		N/A		N/A	N/A	N/A	N/A	N/A
Former Interim Chief Executive Officer
Harry J. Mullany	2013	316,667	(5)	0		0	0	0	1,814,289	2,130,956
Former Chief Executive	2012	1,075,000				100,002	539,455		289,760	2,004,217
Officer	2011	856,482		2,422,662		950,004	3,614,120	427,338	161,140	8,431,746
Alan J. Haughie	2013	140,417	(6)	600,000	(7)	750,000	998,899	0	112,919	2,602,235
Chief Financial Officer
David W. Martin	2013	430,497	(8)	50,000	(9)	424,990	103,476	242,184	9,260	1,260,407
Former SVP, Interim	2012	320,000		109,157		0	0	0	8,973	438,130
Chief Financial Officer &	2011	367,800		50,000		0	72,400	162,216	257	652,673
Chief Accounting Officer
Mark J. Barry	2013	436,250				416,660	197,560	361,112	9,260	1,420,842
President & COO—	2012	156,424		338,148		750,000	950,657	72,327	22,358	2,289,914
American Home Shield
R. David Alexander	2013	550,000		650,448	(10)	650,000	991,000	0	204,867	3,046,315
President—TruGreen
William J. Derwin	2013	68,371	(6)	250,000	(11)	525,000	2,180,118	0	0	3,023,489
President—Terminix

(1)
The amounts in this column reflect the aggregate grant date fair value of RSUs and P-RSUs awarded. The assumptions used in the valuation of RSU awards are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2013 included in Item 8 of this Annual Report on Form 10-K.

(2)
The amounts in this column reflect the aggregate grant date fair value of stock options awarded. The assumptions used in the valuation of option awards are disclosed in the Stock-Based Compensation footnote to the audited financial statements for the fiscal year ended December 31, 2013 included in item 8 of this Annual Report on Form 10-K.

(3)
Amounts in this column for 2013 are detailed in the All Other Compensation (2013) table below.

(4)
The amount in the Bonus column for Mr. Gillette represents his sign-on bonus of $1 Million and the guaranteed minimum annual bonus for 2013 to be paid pursuant to his employment agreement ($596,712). The actual annual bonus earned for 2013 was $609,335, with the additional $12,623 listed in the Non-Equity Incentive Plan Compensation column.

(5)
The salary presented for Mr. Mullany is the actual salary paid through his departure date of April 12, 2013.

(6)
This salary figure reflects the actual partial year salary paid during 2013 from Messrs. Haughie's and Derwin's respective hiring dates of September 16, 2013 and November 11, 2013 through the end of the year.

(7)
This amount represents a sign-on bonus of $250,000 paid at the commencement of Mr. Haughie's service with the Company and his guaranteed 2013 annual bonus of $350,000.

(8)
Mr. Martin's salary includes an additional $95,000 allowance as additional salary for his service as the Inteim CFO during 2013.

(9)
This amount represents the guaranteed annual bonus amount for Mr. Martin's service as the Interim CFO. His total annual bonus is $292,184, with the additional amount listed in the Non-Equity Incentive Plan Compensation column.

(10)
Includes Mr. Alexander's sign-on bonus ($471,698) and his guaranteed annual bonus ($178,750).

(11)
The amount represents the sign-on bonus paid to Mr. Derwin upon his hire.

All Other Compensation (2013)

Named Executive Officer	Perquisites and Other Personal Benefits ($)		Company Paid Life Insurance Premiums ($)	Company Contributions to PSRP ($)(1)	Separation Payment ($)		Tax Payment(s) ($)(2)	Total ($)
Robert J Gillette	73,639(3	)(4)	84	6,417	0		28,805	108,945
John Krenicki	0		0	0	0		0	0
Harry J. Mullany	57,944(4	)(5)	112	8,925	1,747,308	(6)	0	1,814,289
Alan J Haughie	100,819	(7)	0	458	0		11,642	112,919
David W. Martin	0		335	8,925	0		0	9,260
Mark J. Barry	0		335	8,925	0		0	9,260
R. David Alexander	186,892	(8)	251	8,925	0		8,799	204,867
William J. Derwin	0		0	0	0		0	0

(1)
The PSRP is the Company's tax-qualified retirement savings plan.

(2)
Tax payments related to relocation expenses were paid to Messrs. Gillette, Haughie and Alexander. These tax payments for relocation expenses are payments under the Company's policy and are available to all employees in general that receive relocation benefits.

(3)
Mr. Gillette's perquisites include personal use of the corporate aircraft ($64,589), Company-provided membership fees ($1,550) for one business and social dining club, and Company-provided auto allowance ($7,500).

(4)
The incremental cost of the use of the Company aircraft included in the table above is calculated based on the variable operating costs to ServiceMaster, including fuel costs, mileage, trip-related maintenance, universal weather monitoring costs, on-board catering, lamp/ramp fees and other miscellaneous variable costs based on occupied seat hours. Fixed costs, which do not change based on usage, such as pilot salaries, depreciation and the cost of maintenance not related to trips are excluded. The compensation for personal use of the Company aircraft calculated based on the variable operating costs incurred is typically greater than the amount calculated under the income imputation rules established by the IRS for personal use of company aircraft. The aggregate cost of other perquisites and personal benefits is measured on the basis of the actual cost to the Company.

(5)
Mr. Mullany's perquisites include personal use of the corporate aircraft ($39,826), reimbursement of personal air transportation costs ($8,781), personal ground transportation costs ($2,787), Company-provided membership fees ($1,550) for one business and social dining club, and Company-provided auto allowance ($5,000).

(6)
This amount represents total severance payments made to Mr. Mullany in 2013 pursuant to the terms of his separation agreement.

(7)
The amount listed reflects Company-paid relocation expenses.

(8)
Mr. Alexander's perquisites include personal use of the corporate aircraft ($2,795), Company-paid relocation expenses ($178,164), and reimbursement of expenses related to the continuation of his benefits through COBRA ($5,933).

Grants of Plan-Based Awards (2013)

        The amounts listed in the table below in the column entitled Estimated Future Payouts Under Non-Equity Incentive Plan Awards represent the potential 2013 earnings under the ABP, which is a non-equity incentive plan. The threshold amount is the minimum earned amount if threshold performance is attained for all performance measures. There is no maximum in this plan. Mr. Krenicki received no compensation from the Company related to his service as Interim CEO. Mr. Mullany was not eligible for a payout under the 2013 ABP as he resigned from the Company prior to payment of the ABP payout on March 15, 2014. Mr. Derwin was not eligible for a payout under the 2013 ABP as he commenced his employment on November 11, 2013, beyond the eligible date for an ABP payout. Additional information is discussed under the heading, Annual Bonus Plan, in the Compensation Discussion and Analysis section above in this Item 11.

										All Other Option Awards: Number of Securities Underlying Options (#)(3)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#)(2)
											Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards(5)
Named Executive Officer	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(1)	Maximum (#)
Robert J. Gillette	N/A	N/A	621,500	1,100,000	None
	9/13/2013	9/13/2013							300,000	825,000	$10.00	7,087,875
John Krenicki	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Harry J. Mullany	N/A	N/A	621,500	1,100,000	None
	2/25/2013	2/25/2013				42,307	42,307					0
Alan J. Haughie	N/A	N/A	217,525	385,000	None
	9/16/2013	9/16/2013							75,000			750,000
	12/11/2013	11/7/2013								192,000	$10.50	998,899
David W. Martin	N/A	N/A	161,765	167,500	None
	2/25/2013	2/25/2013				13,461	13,461					174,993
	5/21/2013	5/21/2013		250,000	250,000				22,727			249,997
	11/14/2013	11/7/2013								20,000	$10.50	103,476
Mark J. Barry	N/A	N/A	217,649	286,000	None
	2/25/2013	2/25/2013				19,230	19,230					249,990
	8/28/2013	8/13/2013							16,667	40,000	$10.00	364,230
R. David Alexander	N/A	N/A	183,382	357,500	None
	2/25/2013	2/25/2013							50,000			650,000
	9/13/2013	9/13/2013								200,000	$10.00	991,000
William J. Derwin	N/A	N/A	213,146	308,750	None
	11/11/2013	11/11/2013							50,000			525,000
	12/11/2013	12/11/2013								419,044	$10.50	2,180,118

(1)
Represents Performance-Based Restricted Stock Unit awards, where the P-RSUs are earned based on the achievement of specified profit goals for 2013 for ServiceMaster, less TruGreen, and TruGreen. The P-RSUs vest in equal installments on the first through third anniversaries of the award. The profit goals for Servicemaster and TruGreen were not achieved and there will be no payout of the P-RSUs. Mr. Mullany's P-RSUs were forfeited upon his resignation.

(2)
Represents RSU awards granted as a component of the new hire offers to Messrs. Gillette, Haughie, Alexander and Derwin and as additional retention awards to Messrs. Martin and Barry to enhance the Company's ability to retain these executives. These units will vest at a rate of one-third per year on each of the first three anniversaries of their grant dates.

(3)
Represents the number of stock options granted in conjuction with the purchase of shares by Messrs. Gillette, Haughie, Alexander and Derwin and to provide additional retention value to Messrs. Martin and Barry. Options listed in this column become exercisable on the basis of passage of time and continued employment over a four-year period, with one-fourth becoming exercisable on each anniversary following the date of grant.

(4)
The exercise price was based on the fair market value of the options on the date of grant, as established by Holdings' Compensation Committee.

(5)
Represents the aggregate grant date fair value of RSU and stock option awards detailed in the prior columns. The assumptions used in the valuation of both RSU and stock option awards are disclosed in the Stock-Based Compensation footnote in the audited financial statements for the fiscal year ended December 31, 2013 included in Item 8 of this Annual Report on Form 10-K.

Employment Arrangements

Employment Agreement with Mr. Gillette

        On June 17, 2013, ServiceMaster announced that Robert J. Gillette had been elected to serve as CEO of ServiceMaster pursuant to an employment agreement with Holdings. Mr. Gillette's employment agreement is for a term of three years subject to automatic one-year renewals thereafter, absent termination notice by either party. Under his employment agreement, Mr. Gillette received an initial annual base salary of $1.1 million, and a target annual incentive bonus opportunity of 100 percent of his base salary. Additionally, for the 2013 performance year, Mr. Gillette was guaranteed a minimum annual bonus of not less than his target bonus prorated for the portion of the year after he began his employment. This minimum bonus payable to Mr. Gillette for 2013 performance is $596,712. Mr. Gillette also received a sign on bonus of $1 million.

        Mr. Gillette's employment agreement also entitles him to an automobile allowance of $15,000 per year and personal use of the company aircraft for up to 100 flight hours (50 for 2013). Mr. Gillette's employment agreement also provides for severance benefits as described below under Potential Payments Upon Termination or Change in Control. A failure by Holdings to renew the agreement will constitute a termination of Mr. Gillette's employment without cause for purposes of his severance benefits.

        As noted in the Compensation Discussion and Analysis, in connection with his commencement of employment, Mr. Gillette purchased $1.5 million of common stock of Holdings at a price of $10 per share. In connection with his initial investment, Mr. Gillette has been awarded RSUs and nonqualified stock options under the MSIP. He has received 300,000 RSUs, and these RSUs will vest at a rate of one-third per year on each of the first three anniversaries of their grant dates. Additionally, for each share of common stock he purchased, he received nonqualified stock options to purchase five and one-half shares at an exercise price equal to the fair market value of a share of common stock at the time of the option grant ("Matching Options"). The Matching Options vest at a rate of one-fourth per year on each of the first four anniversaries of the grant date. Based on Mr. Gillette's equity investment, he acquired 150,000 shares of Holdings common stock and was granted 825,000 Matching Options.

        Should Mr. Gillette's employment terminate for cause, all vested and unvested options will be canceled, along with all unvested RSUs. In the case of Mr. Gillette's termination other than for cause and other than by reason of his death or disability, unvested options and RSUs will be canceled. Upon termination by reason of death or disability, Mr. Gillette's unvested Matching Options will fully vest. In addition, if the death or disability occurs prior to his RSUs having fully vested, a pro rata portion of the RSUs that would have vested in the year of termination will vest. Mr. Gillette or his estate will retain the right to exercise any vested options for up to 12 months following termination for death, disability, or retirement, and for three months following termination for all other reasons (except for termination for cause).

Compensation Arrangements for Messrs. Haughie, Alexander and Derwin

        At the time Mr. Haughie was hired, ServiceMaster provided him with an offer letter that set forth his initial base salary and initial annual target bonus opportunity under our ABP, with the actual payouts under the ABP subject to the satisfaction of performance targets established by the Board each year. Base salary, target annual bonus and all other compensation are subject to approval each year by the Board. Mr. Haughie's offer letter provided for the payment of his annual bonus for 2013 in the amount of $350,000 within 30 days of his hire date. In addition, the offer letter provided that he would be offered a grant of stock options in connection with his purchase of Holdings' common stock. Mr. Haughie received such grant of options in 2013 as disclosed in the 2013 Summary Compensation Table. Mr. Haughie also received 75,000 RSUs as a part of his offer of employment. Additionally, a cash sign-on bonus of $250,000 was paid to Mr. Haughie.

        At the time Mr. Alexander was hired, ServiceMaster provided him with an offer letter that set forth his initial base salary and initial annual target bonus opportunity under our ABP, with the actual payouts under the ABP subject to the satisfaction of performance targets established by the Board each year. Base salary, target annual bonus and all other compensation are subject to approval each year by the Board. Mr. Alexander's offer letter provided for a minimum annual bonus for 2013 in the amount not less than 50 percent of his annual target bonus. In addition, the offer letter provided that he would be offered a grant of stock options in connection with his purchase of Holdings' common stock. Mr. Alexander received such grant of options in 2013 as disclosed in the 2013 Summary Compensation Table. Mr. Alexander also received 50,000 RSUs as a part of his offer of employment. Additionally, a cash sign-on bonus of $471,698 was paid to Mr. Alexander.

        At the time Mr. Derwin was hired, ServiceMaster provided him with an offer letter that set forth his initial base salary and initial annual target bonus opportunity under our ABP, with the actual payouts under the ABP subject to the satisfaction of performance targets established by the Board each year. Base salary, target annual bonus and all other compensation are subject to approval each year by the Board. Mr. Derwin's offer letter provided that he would be offered a grant of stock options to be made in connection with his purchase of Holdings' common stock. Mr. Derwin received such grant of options in 2013 as disclosed in the 2013 Summary Compensation Table. Mr. Derwin also received 50,000 RSUs as a part of his offer of employment. Additionally, a cash sign-on bonus of $250,000 was paid to Mr. Derwin.

MSIP Awards

        As noted in the Compensation Discussion and Analysis, during 2013, Messrs. Gillette, Haughie, Alexander and Derwin received matching options in connection with their respective purchases of shares of Holdings' common stock. Mr. Barry received RSUs and stock options and Mr. Martin received RSUs to enhance the Company's ability to retain their services. Additionally, Mr. Martin received a standalone grant of options in connection with his offer letter for the position of CFO at TruGreen. All stock options and RSUs currently held by the NEOs are shown in the Outstanding Equity Awards at Fiscal Year-End (2013) table below.

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

Outstanding Equity Awards at Fiscal Year-End (2013)

		Option Awards					Stock Awards
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)(3)	Market Value of Units of Stock That Have Not Vested ($)(4)
Robert J. Gillette	9/13/2013	0	825,000		$10.00	9/13/2023	300,000	3,150,000
John Krenicki	N/A	N/A	N/A		N/A	N/A	N/A	N/A
Harry J. Mullany(2)
Alan J. Haughie	9/16/2013	0					75,000	787,500
	12/11/2013	0	192,000		$10.50	12/11/2023
David W. Martin	12/19/2007	155,000	0		$10.00	12/19/2017
	9/27/2011	10,000	10,000		$11.00	9/27/2021
	2/25/2013	0					13,461	0
	5/1/2013	0					22,727	238,634
	11/14/2013	0	20,000		$10.50	11/14/2023
William J. Derwin	11/11/2013	0					50,000	525,000
	12/11/2013	0	419,044		$10.50	12/11/2023	0	0
Mark J. Barry	8/20/2012	0					33,333	349,997
	9/28/2012	33,333	99,999		$15.00	9/28/2022
	2/25/2013	0					19,230	0
	8/28/2013	0	40,000		$10.00	8/28/2023
R. David Alexander	2/25/2013	0					50,000	525,000
	9/13/2013	0	200,000		$10.00	9/13/2023	0	0

(1)
Represents options to purchase shares of Holdings' common stock granted under the MSIP. Options become exercisable on the basis of passage of time and continued employment over a four-year period, with one-fourth becoming exercisable on each anniversary following the grant date.

(2)
All of Mr. Mullany's shares owned were repurchased by Holdings following his resignation. All unvested equity awards were canceled on his termination date. Vested options expired unexercised on the three month anniversary of his termination date.

(3)
Represents RSUs to be settled in Holdings' common stock granted under the MSIP. RSUs become vested and will settle on the basis of passage of time and continued employment over a three-year period, with one-third becoming vested on each anniversary following the grant date. Performance-based RSUs are also listed in this column. The P-RSUs were to be earned if the Company achieved a profit goal and vest in equal installments over a three-year period. The profit goal was not met and the P-RSUs were forfeited.

(4)
Fair market value as of December 31, 2013 of $10.50 per share was determined by Holdings' Board.

Option Exercises and Stock Vested (2013)

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Aquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)		Value Realized on Vesting ($)
Robert J. Gillette	0	0	0		0
John Krenicki	NA	NA	NA		NA
Harry J. Mullany	0	0	31,169	(1)	462,773
Alan J. Haughie	0	0	0		0
David W. Martin			13,333	(2)	133,330
Mark J. Barry	0	0	16,667	(2)	166,670
R. David Alexander	0	0	0		0
William J. Derwin	0	0	0		0

(1)
Reflects the vesting of RSUs in 2013. Mr. Mullany elected to surrender a portion of the shares that settled upon vesting of the RSUs on February 22, 2013 to satisfy tax withholding obligations, resulting in net shares of 20,952. He elected to pay cash for taxes due on the 2,381 RSUs that vested on March 21, 2013.

(2)
Reflects the vesting of RSUs in 2013. Messrs. Martin, and Barry elected to surrender a portion of the shares that settled upon vesting of the RSUs to satisfy tax withholding obligations, resulting in net shares of 9,688 and 12,109, respectively.

Nonqualified Deferred Compensation Plans

        The table below sets forth information regarding the NEOs' deferred compensation.

Nonqualified Deferred Compensation (2013)

Named Executive Officer	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)(2)
Robert J. Gillette	0	0	0	0	0
John Krenicki	0	0	0	0	0
Harry J. Mullany	0	0	0	0	0
Alan J. Haughie	0	0	0	0	0
David W. Martin	0	0	(2,520)	0	5,880
Mark J. Barry	0	0	0	0	0
R. David Alexander	0	0	0	0	0
William J. Derwin	0	0	0	0	0

(1)
The amounts in this column do not represent above-market or preferential earnings, and therefore are not included in the Summary Compensation Table. For Mr. Martin, the amounts in this column represent the decrease in the value of his DSUs in 2013.

(2)
Mr. Martin elected to allocate a portion of his eligible deferred compensation to invest in 560 DSUs in 2007. The amounts in this column for Mr. Martin represent the value of these DSUs.

Deferred Compensation Programs

        The DCP is a nonqualified deferred compensation plan designed to afford certain highly compensated associates the opportunity to defer not less than 2 percent and not more than 75 percent of their compensation on a pre-tax basis. Deferred amounts are credited with earnings or losses based on the rate of return of investments selected by the participants in the DCP. The plan provides for a range of mutual fund investments identical to the company's 401(k) plan. ServiceMaster, in its sole discretion, may make matching contributions, based on the amounts that are deferred by associates pursuant to the DCP. ServiceMaster did not make matching contributions for 2013. Distributions are paid at the time elected by the participant in accordance with the DCP.

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

Mr. Gillette

        Mr. Gillette's employment agreement provides that if the Company were to terminate Mr. Gillette's employment without cause, or Mr. Gillette terminates his employment for good reason, he would receive: (1) continued payment of his monthly base salary for 24 months following the date of termination; (2) reimbursement of COBRA premiums paid by him for 18 months following the date of termination (and reimbursement of COBRA premiums for up to an additional 6 months following the end of the original 18 month period to the extent that Mr. Gillette and his dependents have not obtained coverage from a subsequent employer); (3) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; (4) a prorated bonus through his date of termination; and (5) an amount equal to two times his average annual bonus paid or payable to Mr. Gillette with respect to the two fiscal years immediately preceding the date of termination or, if Mr. Gillette has not received an annual bonus for either or both of those fiscal years immediately preceding the date of termination, such average to be calculated using his target annual bonus for such year or years, as applicable. Payments of Mr. Gillette's severance benefits are subject to Mr. Gillette's signing a general release of claims. Mr. Gillette is also subject to covenants not to compete, solicit nor disclose confidential information for two years following termination. Upon Mr. Gillette's retirement, death or disability, the Company shall pay to Mr. Gillette (or his executors or legal representatives) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid, plus a prorated bonus through his date of termination.

Mr. Mullany

        Mr. Mullany resigned on April 12, 2013 and received benefits under a Resignation Agreement and General Release. The benefits provided for the receipt of (1) continued payment of his monthly base salary for 24 months ($2,200,000) following the date of termination; (2) reimbursement of an amount that, after taxes, would equal the employer contribution for active employees for the COBRA coverage so elected for a maximum period of 18 months as in effect immediately prior to his date of termination; (3) a prorated bonus of $211,500 through his date of termination; and (4) an amount equal to two times his average annual bonus paid ($1,650,000) with respect to the two fiscal years immediately preceding the date of termination. Payments of Mr. Mullany's severance benefits were subject to Mr. Mullany's signing a general release of claims, which was executed on April 11, 2013. Mr. Mullany is also subject to covenants not to compete, solicit nor disclose confidential information for two years following termination.

Messrs. Haughie and Derwin

        The Company entered into a severance agreement with each of Messrs. Haughie and Derwin upon their respective hires that provides that if the Company were to terminate Mr. Haughie's or Mr. Derwin's employment without cause, or if such executive were to terminate his employment for good reason, he would receive: (1) continued payment of monthly base salary for 12 months following the date of termination; (2) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; (3) if the date of termination is after June 30 of a fiscal year, a prorated bonus through the date of termination; and (4) an amount equal to the annual bonus paid or payable with respect to the fiscal year immediately preceding the date of termination or, if either executive has not received an annual bonus for the fiscal year immediately preceding the date of termination, the target annual bonus for such year. Upon each executive's retirement, death or disability, the Company shall pay to the executive (or his executors or legal representatives) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; plus if the date of termination is after June 30 of a fiscal year, a prorated bonus through his date of termination.

Mr. Alexander

        The Company entered into a severance agreement with Mr. Alexander upon his hire that provides that if the Company were to terminate his employment without cause, or he terminates his employment for good reason, he would receive: (1) continued payment of monthly base salary for 16 months following the date of termination; (2) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; (3) if the date of termination is after June 30 of a fiscal year, a prorated bonus through the date of termination; and (4) an amount equal to the annual bonus paid or payable with respect to the fiscal year immediately preceding the date of termination or, if he has not received an annual bonus for the fiscal year immediately preceding the date of termination, the target annual bonus for such year. Upon Mr. Alexander's retirement, death or disability, the Company shall pay to the executive (or his executors or legal representatives) the annual bonus earned for the fiscal year immediately preceding the date of termination to the extent not previously paid; plus if the date of termination is after June 30 of a fiscal year, a prorated bonus through his date of termination. The TruGreen Separation Transaction did not trigger any provision of Mr. Alexander's severance agreement.

Mr. Martin

        The Company provided an offer of employment to Mr. Martin for the position of Senior Vice President and CFO for the New TruGreen. This offer letter included provisions relating to severance benefits. The letter provides that (1) if Mr. Martin's employment is terminated by New TruGreen without cause or he terminates his employment for good reason (as those terms are defined in his offer letter) at any time or (2) if Mr. Martin's employment terminates between April 1, 2015 and September 30, 2016 for any reason (other than termination for cause), he would receive: (i) an amount equal to twelve times Executive's monthly base salary in effect as of the termination date; plus (ii) an amount equal to Executive's then current year's annual bonus at target (the "Target Bonus"), pursuant to the terms of the then ABP; plus (iii) an amount equivalent to the pro-rata percentage of Executive's then current annual bonus target pursuant to the ABP based on actual plan year performance, if the termination date is after June 30th, payable when annual bonuses are generally payable pursuant to the ABP (currently in March of the following year). In the event that New TruGreen is unable to make the payments, ServiceMaster will assume the liability to make any or all remaining payments through December 31, 2016.

Severance Arrangements with Other NEOs

        ServiceMaster has not historically offered severance agreements or change in control agreements to newly hired executive officers; however, the Board periodically reassesses the need to offer these types of arrangements as part of maintaining competitive executive compensation packages and has included severance agreements for Messrs. Haughie, Alexander and Derwin, where the agreements were needed to hire the executives. Mr. Martin's severance agreement was an integral part of his offer of employment to assume the role of CFO for the TruGreen Business. As an officer who reports directly to our CEO, Mr. Barry is eligible to receive severance if terminated without cause (as defined in "Potential Payments Upon Termination or Change in Control—Severance Benefits for NEOs"). Under our practice in effect as of December 31, 2013, in the event of such termination, an amount equal to one times base salary plus target bonus for the year of termination is paid out generally in monthly installments over a period of 12-24 months, and, if termination occurs after June 30 of a year, a prorated portion of the bonus earned under the ABP, would be payable to the terminated executive at the same time as annual bonuses are paid to other executives for the applicable year, subject to execution of a general release and observing covenants not to compete, solicit, nor disclose confidential information.

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

        If an executive voluntarily terminates his employment for any reason before there is a public offering of Holdings' common shares, all unvested options and RSUs immediately terminate and Holdings and certain Equity Sponsors have the right to purchase shares owned by the executive at fair market value as of the termination date. Upon such a termination, the executive may exercise vested options before the first to occur of (1) the three-month anniversary of the executive's termination of employment (one-year anniversary in the case of retirement) and (2) the expiration of the options' normal term, after which date such options are cancelled, unless modified by Holdings' Compensation Committee. If the executive's voluntary termination is because of the executive's retirement and if Holdings and certain Equity Sponsors choose not to exercise their repurchase rights, the executive may require Holdings to repurchase purchased shares at fair market value as of his or her retirement date. The executive's right to require Holdings to repurchase shares at fair market value does not extend to shares obtained through the exercise of options. During 2013, shares were repurchased from Mr. Mullany subsequent to his departure representing an aggregate repurchase of $3,009,747 in value of Holdings' common stock.

        If an executive's employment terminates by reason of death or disability before there is a public offering of the shares, Holdings and certain Equity Sponsors have the right to purchase the shares at fair market value and the executive (or his/her heirs) may require Holdings to repurchase the executive's shares at fair market value as of the date of death or determination of disability. Upon such termination, unvested options will vest and all options will remain exercisable until the first to occur of (1) the one-year anniversary of the executive's date of termination or (2) the expiration of the options' normal term, after which date such options are cancelled. RSUs shall vest as to the number of RSUs that would have vested on the next anniversary of the grant date (assuming the executive's employment had continued through such anniversary) multiplied by a fraction, the numerator of which is the number of days elapsed since (x) the grant date, if the termination due to death or disability occurs on or prior to the first anniversary of the grant date, or (y) the most recent prior anniversary of the grant date, if the special termination (i.e., death or disability) occurs after the first anniversary of the grant date, and the denominator of which was 365 for 2013.

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

Payment Upon Death, Disability, Qualifying Termination, or Change in Control as of December 31, 2013

        The following table sets forth information regarding the value of payments and other benefits payable by the Company to each of the NEOs employed by the Company as of December 31, 2013 in the event of death, disability, qualifying termination or change in control. The amounts shown do not include payments of compensation that have previously been deferred as disclosed under the Nonqualified Deferred Compensation (2013) table. Except as otherwise noted below, the amounts shown assume termination or change in control effective as of December 31, 2013 and a fair market value of Holdings common stock on December 31, 2013 of $10.50 per share, as determined by Holdings' Board. Since Mr. Krenicki received no compensation and no longer serves as Interim CEO, there are no potential payments to him in any case. Also, since Mr. Mullany resigned from the Company as of April 12, 2013, all of his compensation for 2013 is reflected in the Summary Compensation Table above.

Potential Payments Upon Death, Disability, Qualifying Termination or Change in Control (2013)

Named Executive Officer	Event	Base Salary and Target Bonus ($)(1)	Payment of Current Year Bonus ($)(2)	Acceleration of Vesting of Stock Options ($)(3)	Acceleration of Vesting of RSUs ($)(3)	Health & Welfare ($)	Total Payments ($)
Robert J. Gillette	Death	0	596,712	412,500	313,562	0	1,322,774
	Disability	0	609,335	412,500	313,562	0	1,335,397
	Qualifying Termination	4,400,000	609,335	0	0	21,734	5,031,069
	Change in Control	0	0	412,500	3,150,000	0	3,562,500
Alan J. Haughie	Death	0	112,863	0	78,393	0	191,256
	Disability	0	0	0	78,393	0	78,393
	Qualifying Termination	962,500	0	0	0	0	962,500
	Change in Control	0	0	0	787,500	0	787,500
David W. Martin	Death	0	286,146	0	73,227	0	359,373
	Disability	0	292,184	0	73,227	0	365,411
	Qualifying Termination	635,250	292,184	0	0	0	927,434
	Change in Control	0	0	0	238,634	0	238,634
Mark J. Barry	Death	0	286,000	20,000	83,749	0	389,749
	Disability	0	361,112	20,000	83,749	0	464,861
	Qualifying Termination	726,000	361,112	0	0	0	1,087,112
	Change in Control	0	0	20,000	525,000	0	545,000
R. David Alexander	Death	0	357,500	100,000	148,155	0	605,655
	Disability	0	178,750	100,000	148,155	0	426,905
	Qualifying Termination	1,090,833	178,750	0	0	0	1,269,583
	Change in Control	0	0	100,000	525,000	0	625,000
William J. Derwin	Death	0	308,750	0	23,972	0	332,722
	Disability	0	0	0	23,972	0	23,972
	Qualifying Termination	783,750	0	0	0	0	783,750
	Change in Control	0	0	0	525,000	0	525,000

(1)
Calculations are based upon the terms previously discussed under Severance Benefits for NEOs.

(2)
Because termination is assumed to occur on the last day of the performance period for the 2013 ABP, amounts shown for Disability and Qualifying Termination are the same as those reflected in the 2013 ABP Payments Table. The amounts are payable upon an involuntary termination without cause (and for Messrs. Gillette, Haughie, Martin, Alexander and Derwin upon voluntary termination for good reason). The amounts shown for Death reflect ABP payments at the NEOs target award percentage prorated for the number of days worked.

(3)
As noted above in the section entitled MSIP, upon a change in control, death or disability, all or portions of unvested stock options and RSUs become vested and exercisable. The values in the table were based on a value of $10.50 per share at December 31, 2013, and option exercise prices of $10, $10.50, $11, $14 and $15, as applicable.

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

Director Compensation

        During 2013, our directors were principals of CD&R, which is party to a consulting agreement with the Company and Holdings, pursuant to which CD&R provides Holdings and its subsidiaries with financial advisory and management consulting services in exchange for a fee. For a discussion of this agreement and other agreements between the Company, Holdings and the Equity Sponsors, see Item 13 of this Annual Report on Form 10-K. The Company does not currently separately compensate our directors for their service on our Board.

Board Interlocks and Insider Participation

        Mr. Krenicki, who is a principal of CD&R and Chairman of Holdings assumed the role of Interim CEO from April 12, 2013 through June 16, 2013 following the resignation of Mr. Mullany and prior to the hiring of Mr. Gillette. No other member of the Company's Board was at any time during 2013 an officer or employee of the Company or any of our subsidiaries nor is any such person a former officer of the Company or any one of our subsidiaries. The CEO recommends to the Board the compensation for the Company's other executive officers based on his assessment of each executive officer's individual responsibility, individual and business unit performance, overall contribution, the competitive market data provided by Semler Brossy and Aon Hewitt (as presented to the Board by our Senior Vice President of Human Resources) and prevailing economic conditions. Our directors are principals of CD&R. See Item 13 of this Annual Report on Form 10-K below for a discussion of agreements between ServiceMaster, Holdings and the Equity Sponsors and their affiliates.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        CDRSVM Holding, LLC, whose address is 860 Ridge Lake Boulevard, Memphis, Tennessee 38120, owns all of the membership interests of ServiceMaster. CDRSVM Investment Holding, LLC owns all of the membership interests of CDRSVM Holding, LLC. Holdings owns all of the membership interests of CDRSVM Investment Holding, LLC. and investment funds associated with or designated by existing Equity Sponsors, together with certain of our executives and other key employees, own all of the common stock of Holdings.

        The following table sets forth information as of February 28, 2014 with respect to the ownership of the common stock of Holdings by:

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

Name of Beneficial Owner	Number of Shares Owned	Percent of Class (%)
Clayton, Dubilier & Rice Fund VII, L.P. and related funds(1)	90,610,000	65.89
StepStone Group LP managed funds(2)	19,840,774	14.43
JPMorgan Chase Funding Inc.(3)	10,000,000	7.27
Ridgemont Partners Secondary Fund I, L.P.(4)	7,500,000	5.45
Sarah Kim(5)	0	0
David H. Wasserman(5)	0	0
Robert J. Gillette(6)	150,000	*
John Krenicki	95,238	*
Harry J. Mullany	0	0
Alan J.M. Haughie(6)	48,000	*
David W. Martin(6)	76,958	*
Mark J. Barry	89,192	*
David Alexander	61,361	*
William Derwin	104,761	*
All current directors and executive officers as a group (11 persons)(6)(7)	632,444	*

*
Less than one percent.

(1)
Represents the following shares: (i) 60,000,000 shares of common stock held by Clayton, Dubilier & Rice Fund VII, L.P., whose general partner is CD&R Associates VII, Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (ii) 14,682,792 shares of common stock held by Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., whose general partner is CD&R Associates VII (Co-Investment), Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (iii) 10,500,000 shares of common stock held by CDR SVM Co-Investor L.P., whose general partner is CDR SVM Co-Investor GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; (iv) 5,000,000 shares of common stock held by CDR SVM Co-Investor No. 2 L.P., whose general partner is CDR SVM Co-Investor No. 2 GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; and (v) 427,208 shares of common stock held by CD&R Parallel Fund VII, L.P., whose general partner is CD&R Parallel Fund Associates VII, Ltd., CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd. are each managed by a two-person board of directors. Donald J. Gogel and Kevin J. Conway, as the directors of each of CD&R Investment

  Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd., may be deemed to share beneficial ownership of the shares shown as beneficially owned by Clayton, Dubilier & Rice, Fund VII, L.P., Clayton Dubilier & Rice Fund VII (Co-Investment), L.P., CDR SVM Co-Investor L.P., CDR SVM Co-Investor No. 2 L.P. and CD&R Parallel Fund VII, L.P. Such persons expressly disclaim such beneficial ownership.

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

(2)
Represents shares held by 2007 Co-Investment Portfolio L.P., StepStone Capital Partners II Onshore, L.P., StepStone Capital Partners II Cayman Holding, L.P., and StepStone Co-Investment (ServiceMaster) LLC. The address for each of 2007 Co-Investment Portfolio L.P., StepStone Capital Partners II Onshore, L.P., StepStone Capital Partners II Cayman Holding, L.P. and StepStone Co-Investment (ServiceMaster) LLC, is c/o StepStone Group LP, 4350 La Jolla Village Drive, Suite 800, San Diego, CA 92122.

(3)
JPMorgan Chase Funding Inc. is an affiliate of JPMorgan Chase & Co. The address for JPMorgan Chase Funding Inc. is 270 Park Avenue, New York, NY 10017.

(4)
Represents shares held by Ridgemont Partners Secondary Fund I, L.P. The address for Ridgemont Partners Secondary Fund I, L.P. is c/o Ridgemont Partners Management, LLC, 150 North College Street, Suite 2500, Charlotte, NC 28202. Ridgemont Secondary Management I, L.P. is the sole general partner of Ridgemont Partners Secondary Fund I, L.P. and may therefore be deemed to be the beneficial owner of the shares, and its address is c/o Ridgemont Partners Management, LLC, 150 North College Street, Suite 2500, Charlotte, NC 28202. Ridgemont Secondary Management I, LLC is the sole general partner of Ridgemont Secondary Management I, L.P. and may therefore also be deemed to be the beneficial owner of the shares, and its address is c/o Ridgemont Partners Management, LLC, 150 North College Street, Suite 2500, Charlotte, NC 28202. A majority of the following members of Ridgemont

  Secondary Management I, LLC have the authority to vote or dispose of the shares held by Ridgemont Partners Secondary Fund I, L.P.: J. Travis Hain, Walker L. Poole, Robert H. Sheridan, III, Robert L. Edwards, Jr., John A. Shimp and George E. Morgan, III. The address for each of the members of Ridgemont Secondary Management I, LLC is c/o Ridgemont Partners Management, LLC, 150 North College Street, Suite 2500, Charlotte, NC 28202. Ridgemont Secondary Management I, L.P., Ridgemont Secondary Management I, LLC and each of the members of Ridgemont Secondary Management I, LLC disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein, if any.

(5)
Does not include common stock held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. Ms. Kim and Mr. Wasserman are directors of The ServiceMaster Company, LLC and Holdings and executives of Clayton, Dubilier & Rice, LLC. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. The address for Ms. Kim and Mr. Wasserman is 375 Park Avenue, New York, New York 10152.

(6)
Includes shares which the current executive officers have the right to acquire prior to April 29, 2014 through the exercise of stock options or vesting of RSUs as follows: Mr. Barry, 43,750 shares; Mr. Coba, 97,839 shares; Mr. Haynes, 9,374 shares; and Ms. Runyan, 13,125 shares. All current executive officers as a group have the right to acquire 164,088 shares prior to April 29, 2014 through the exercise of stock options or vesting of RSUs.

(7)
All employees of the Company as a group held 2,076,067 shares of common stock and DSUs as of December 31, 2013, constituting 1.51 percent of the total ownership of Holdings.

Equity Compensation Plan Information

        The following table contains information, as of December 31, 2013, about the amount of shares in Holdings, our indirect parent company, to be issued upon the exercise of outstanding options and RSUs granted under the MSIP.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	8,677,601	$10.39	5,023,116
Equity compensation plans not approved by shareholders	—	—	—
Total	8,677,601	$10.39	5,023,116

(1)
The figures in this column reflect 7,958,574 stock options and 719,027 RSUs granted to officers pursuant to the MSIP. For a description of the MSIP, please refer to Item 11, "Compensation Discussion and Analysis."

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

Stockholders Agreement

        Holdings is currently a party to a stockholders agreement, as amended (the "Stockholders Agreement"), with investment funds associated with or designated by the Equity Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with certain of the Equity Sponsors to elect (or cause to be elected) all of Holdings' directors. The directors include three designees of investment funds associated with CD&R (one of whom shall serve as the chairman and each of whom is entitled to three votes) and one designee of investment funds associated with Citigroup (now a designee of StepStone), subject to adjustment in the case investment funds associated with or designated by certain of the Equity Sponsors sell more than a specified amount of their shareholdings in Holdings. The Stockholders Agreement provides for our CEO to be a director of Holdings, as well as his successor as CEO, subject to the approval of the Holdings board of directors and Clayton, Dubilier & Rice Fund VII, L.P. (the "Lead Investor"). The Stockholders Agreement grants to investment funds associated with the Equity Sponsors special governance rights, including rights of approval over certain corporate and other transactions and the right, without any liability, to pursue investment opportunities in businesses that directly or indirectly compete with the Company's businesses. The Stockholders Agreement also gives investment funds associated with the Equity Sponsors preemptive rights with respect to certain issuances of equity securities of Holdings and its subsidiaries, including ServiceMaster, subject to certain exceptions, and contains restrictions on the transfer of shares of Holdings, as well as tag-along rights and rights of first offer. The Stockholders Agreement also contains a lock-up provision under which the Equity Sponsors have agreed not to sell, transfer or dispose of, directly or indirectly, any shares of our common stock in a public offering until January 15, 2015.

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

Consulting Agreements

        In connection with the 2007 Merger and the related transactions, the Company entered into a consulting agreement with CD&R under which CD&R provided the Company with on-going consulting and management advisory services. The annual management fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded management fees in each of the years ended December 31, 2013, 2012 and 2011 of $6.25 million. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. There were no additional fees incurred in each of the years ended December 31, 2013, 2012 and 2011. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R's election.

        In addition, in August 2009, the Company entered into consulting agreements with Citigroup, BAS and JPMorgan. Under the consulting agreements, Citigroup, BAS and JPMorgan each provide the Company with on-going consulting and management advisory services through June 30, 2016 or the earlier termination of the existing consulting agreement between the Company and CD&R. On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that owned shares of common stock of Holdings to StepStone and Lexington Partners Advisors LP. Citigroup also assigned its obligations and rights under its consulting agreement to StepStone, and beginning in the fourth quarter of 2010, the consulting fee otherwise payable to Citigroup became payable to StepStone. As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of capital stock of Holdings, and, effective January 1, 2012, the annual consulting fee payable to BAS was reduced to $0.25 million. The Company pays annual consulting fees of $0.5 million, $0.25 million and $0.25 million to StepStone, BAS and JPMorgan, respectively. The Company recorded aggregate consulting fees related to these agreements of $1.0 million in each of the years ended December 31, 2013 and 2012 and $1.25 million for the year ended December 31, 2011.

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

Director Independence

        Though not formally considered by our Board because our common stock is not registered with the SEC or traded on any national securities exchange, based upon the listing standards of the

NYSE, the national securities exchange upon which our common stock was traded prior to the 2007 Merger, neither of our directors would be considered "independent" because of their relationships with CD&R. See "Consulting Agreements" above.

Debt Purchases

        In 2008 and 2009, Holdings completed open market purchases totaling $65.0 million in face value of the 2015 Notes for a cost of $21.4 million. On December 21, 2011, the Company purchased from Holdings and retired $65.0 million in face value of the 2015 Notes for an aggregate purchase price of $68.0 million, which included payment of accrued interest of $3.0 million. During the year ended December 31, 2011, the Company recorded interest expense of $6.8 million related to 2015 Notes held by Holdings and paid interest to Holdings in the amount of $10.0 million. As a result of the purchase of the 2015 Notes from Holdings, the Company did not have interest payable to Holdings as of December 31, 2013 and 2012.

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

        On April 19, 2013, the Company entered into a revolving promissory note with Holdings with a maximum borrowing capacity of $25.0 million that is scheduled to mature on April 18, 2018. Amounts outstanding under this agreement shall bear interest at the rate of 5.0 percent per annum. As of December 31, 2013, Holdings had borrowed $14.0 million under this note. The funds borrowed under this note are used by Holdings to repurchase shares of its common stock from associates who have left the Company.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Board selected Deloitte & Touche LLP as our independent auditors for 2013. The Board pre-approves all audit, audit-related and non-audit related services to be provided by our independent auditors.

        The following table presents, for 2013 and 2012, fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP. In accordance with the SEC's definitions and rules, "audit fees" are fees ServiceMaster paid Deloitte & Touche LLP for professional services for the audit of ServiceMaster's Consolidated Financial Statements included in ServiceMaster's Annual Report on Form 10-K, review of the financial statements included in ServiceMaster's quarterly reports on Form 10-Q and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of ServiceMaster's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any products and services provided by Deloitte & Touche LLP not included in the first three categories.

	2013	2012
(1) Audit Fees	$3,267,872	$3,120,200
(2) Audit-Related Fees(a)	1,797,000	451,771
(3) Tax Fees(b)	790,402	253,599
(4) All Other Fees(c)	549,000	—

(a)
For 2013, principally represents fees paid in connection with the TruGreen Separation Transaction and securities offerings. For 2012, principally represents fees paid in connection with securities offerings.

(b)
For 2013, includes $580,000 related to services rendered in connection with the TruGreen Separation Transaction. Also, includes $104,854 and $133,112 related to services rendered in connection with tax compliance and tax return preparation fees for 2013 and 2012, respectively.

(c)
Principally represents fees paid in connection with a consulting project at American Home Shield.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Schedules and Exhibits.

1.
Financial Statements

2.
Financial Statements Schedules

        The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

3.
Exhibits

        The exhibits filed with this report are listed on pages 165-173 (the "Exhibit Index"). Entries marked by an asterisk next to the exhibit's number identify management compensatory plans, contracts or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SERVICEMASTER COMPANY, LLC
Date: March 5, 2014	By	/s/ ROBERT J. GILLETTE Robert J. Gillette Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. GILLETTE Robert J. Gillette	Chief Executive Officer (Principal Executive Officer)	March 5, 2014
/s/ ALAN J. M. HAUGHIE Alan J. M. Haughie	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2014
/s/ JOHN P. MULLEN John P. Mullen	Vice President, Controller and Chief Accounting Officer	March 5, 2014
/s/ SARAH KIM Sarah Kim	Director	March 5, 2014
/s/ DAVID H. WASSERMAN David H. Wasserman	Director	March 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The ServiceMaster Company, LLC
Memphis, Tennessee

        We have audited the consolidated financial statements of The ServiceMaster Company, LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company's internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated March 4, 2014; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 4, 2014

SCHEDULE I
THE SERVICEMASTER COMPANY, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
(In thousands)

	Year ended December 31,
	2013	2012	2011
Operating Revenue	$—	$—	$—
Selling and administrative expenses	11,764	8,368	9,186
Amortization expense	—	—	222
Restructuring charges	13,398	—	35
Interest expense	110,995	178,427	189,677
Interest and net investment (income) loss	(1,542)	1,100	2,969
Loss on extinguishment of debt	—	55,554	774

Loss from Continuing Operations before Income Taxes	(134,615)	(243,449)	(202,863)
Benefit for income taxes	(35,448)	(82,895)	(76,622)

Loss from Continuing Operations	(99,167)	(160,554)	(126,241)
Equity in earnings of subsidiaries (net of tax)	(406,772)	(552,989)	167,062

Net (Loss) Income	$(505,939)	$(713,543)	$40,821

Total Comprehensive (Loss) Income	$(505,894)	$(700,765)	$51,980

 THE SERVICEMASTER COMPANY, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
(In thousands)

	As of December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$400,694	$316,528
Receivables	1,591	1,164
Prepaid expenses and other assets	963	6,597
Deferred taxes	38,389	38,140

Total Current Assets	441,637	362,429

Other Assets:
Notes receivable from subsidiaries	2,016,319	2,005,485
Long-term marketable securities	12,476	11,987
Investments in and advances to subsidiaries	1,868,058	2,098,929
Other assets	35,632	47,947
Debt issuance costs	40,556	44,850

Total Assets	$4,414,678	$4,571,627

Liabilities and Shareholder's Equity Current Liabilities:
Accounts payable	$1,855	$156
Accrued liabilities:
Payroll and related expenses	1,817	1,709
Accrued interest payable	51,606	54,008
Other	7,898	8,355
Current portion of long-term debt	126,531	93,989

Total Current Liabilities	189,707	158,217

Long-Term Debt	3,812,017	3,837,872
Other Long-Term Liabilities:
Intercompany payable	340,823	—
Other long-term obligations, primarily self-insured claims	19,706	20,888

Total Other Long-Term Liabilities	360,529	20,888

Shareholder's Equity	52,425	554,650

Total Liabilities and Shareholder's Equity	$4,414,678	$4,571,627

THE SERVICEMASTER COMPANY, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	As of December 31,
	2013	2012	2011
Cash and Cash Equivalents at Beginning of Period	$316,528	$232,382	$132,168

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(26,081)	396,129	476,575

Cash Flows from Investing Activities from Continuing Operations:
Acquisition of The ServiceMaster Company	—	—	(35)
Notes receivable from affiliate	(13,958)	—	—

Net Cash Used for Investing Activities from Continuing Operations	(13,958)	—	(35)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	855	1,350,000	—
Payments of debt	(26,328)	(1,313,714)	(91,500)
Discount paid on issuance of debt	(12,200)	—	—
Debt issuance costs paid	(5,575)	(32,978)	(267)
Net intercompany advances	167,453	(315,291)	(284,559)

Net Cash Provided From (Used for) Financing Activities from Continuing Operations	124,205	(311,983)	(376,326)

Cash Increase During the Period	84,166	84,146	100,214

Cash and Cash Equivalents at End of Period	$400,694	$316,528	$232,382

Notes to The ServiceMaster Company, LLC (Parent) Condensed Financial Statements

1. Basis of Presentation

        The condensed financial statements of The ServiceMaster Company, LLC ("Parent") are required as a result of the restricted net assets of Parent's consolidated subsidiaries exceeding 25% of Parent's consolidated net assets as of December 31, 2013. All consolidated subsidiaries of Parent are wholly owned. The primary source of income for Parent is equity in its subsidiaries' earnings. Its major source of cash is dividends from the subsidiaries.

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

2. Commitments, Contingencies and Dividends

        Parent and its subsidiaries are parties to environmental and other legal matters. For further discussion of commitments, guarantees and contingencies, see Note 9 to the consolidated financial statements of The ServiceMaster Company, LLC included in this Annual Report on Form 10-K.

        For the years ended December 31, 2013, 2012 and 2011, Parent received cash dividends from its wholly owned subsidiaries of $25.4 million, $515.7 million and $573.4 million, respectively.

3. Long-term debt

        Long-term debt as of December 31, 2013 and December 31, 2012 is summarized in the following table:

	As of December 31,
(In thousands)	2013	2012
Senior secured term loan facility maturing in 2014 (Tranche A)	$—	$1,219,145
Senior secured term loan facility maturing in 2017 (Tranche B)	990,683	1,000,741
Senior secured term loan facility maturing in 2017 (Tranche C)(1)	1,198,196	—
7.00% senior notes maturing in 2020	750,000	750,000
8.00% senior notes maturing in 2020(2)	602,446	602,750
7.10% notes maturing in 2018(3)	71,326	69,400
7.45% notes maturing in 2027(3)	158,564	155,894
7.25% notes maturing in 2038(3)	63,058	62,250
Notes payable to subsidiaries	104,275	71,681
Less current portion	(126,531)	(93,989)

Total long-term debt	$3,812,017	$3,837,872

(1)
Presented net of $9.6 million in unamortized original issue discount paid as part of the 2013 Term Loan Facility Amendment.

Notes to The ServiceMaster Company, LLC (Parent) Condensed Financial Statements (Continued)

3. Long-term debt (Continued)

(2)
Includes $2.4 million in unamortized premium received on the sale of $100.0 million aggregate principal amount of such notes.

(3)
The increase in the balance from 2012 to 2013 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

        The key provisions of Parent's long-term debt agreements are disclosed in Note 12 to the Consolidated Financial Statements. As of December 31, 2013, future scheduled long-term debt payments are $126.5 million, $22.3 million, $22.3 million, $2.132 billion and $79.5 million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

SCHEDULE II
THE SERVICEMASTER COMPANY, LLC
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2013
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$18,522	$60,742	$47,760	$31,504
Notes receivable	2,825	1,080	333	3,572
Income tax valuation allowance	6,013	1,638	327	7,324
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2012
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$17,895	$40,729	$40,102	$18,522
Notes receivable	2,467	1,097	739	2,825
Income tax valuation allowance	6,276	171	434	6,013
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 2011
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$14,380	$39,081	$35,566	$17,895
Notes receivable	2,329	519	381	2,467
Income tax valuation allowance	15,437	48	9,209	6,276

(1)
Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2013 are primarily attributable to the reduction of net operating loss carryforwards related to their expiration. Deductions for the income tax valuation allowance in 2012 are primarily attributable to the reduction of net operating loss carryforwards related to the dissolution of certain subsidiaries. Deductions for the income tax valuation allowance in 2011 are primarily attributable to the reduction of net operating loss carryforwards and other tax attributes related to the dissolution of certain subsidiaries.

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 31, 2013, by and between The ServiceMaster Company and The ServiceMaster Company, LLC, is incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed January 17, 2014 (File No. 001-14762 (the "2014 8-K")). The ServiceMaster Company, LLC is the successor to The ServiceMaster Company and are both referred to herein as the "Company."
2.2
Separation and Distribution Agreement, dated as of January 14, 2014, by and among ServiceMaster Global Holdings, Inc., The ServiceMaster Company, TruGreen Holding Corporation and TruGreen Limited Partnership, is incorporated by reference to Exhibit 2.2 of the 2014 8-K.
2.3
Employee Matters Agreement, dated as of January 14, 2014, by and among ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC, TruGreen Limited Partnership and TruGreen Holding Corporation, is incorporated by reference to Exhibit 2.3 of the 2014 8-K.
2.4
Tax Matters Agreement, dated as of January 14, 2014, by and among ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC, TruGreen Holding Corporation and TruGreen Limited Partnership, is incorporated by reference to Exhibit 2.4 of the 2014 8-K.
2.5
Transition Services Agreement, dated as of January 14, 2014, by and between The ServiceMaster Company, LLC and TruGreen Limited Partnership, is incorporated by reference to Exhibit 2.5 of the 2014 8-K.
3.1	Certificate of Formation of The ServiceMaster Company, LLC, dated as of December 13, 2013 is incorporated by reference to Exhibit 3.1 to 2014 8-K.
3.2	Limited Liability Company Agreement of The ServiceMaster Company, LLC, dated as of December 19, 2013, is incorporated by reference to Exhibit 3.2 to the 2014 8-K.
4.1
Indenture dated as of August 15, 1997 between The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-32167 (the "1997 S-3")).
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

Exhibit Number	Description
4.4	Third Supplemental Indenture dated as of March 2, 1998 between the Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 27, 1998 (File No. 001-14762 (the "1998 8-K")).
4.5
Fourth Supplemental Indenture dated as of August 10, 1999 between the Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K filed on August 16, 1999 (File No. 001-14762).
4.6
Fifth Supplemental Indenture, dated as of January 14, 2014, among The ServiceMaster Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as Trustee is incorporated by reference to Exhibit 4.3 to the 2014 8-K.
4.7	Form of 7.45% Note due August 14, 2027 is incorporated by reference to Exhibit 4.2 to the 1997 S-3.
4.8	Form of 7.10% Note due March 1, 2018 is incorporated by reference to Exhibit 4.1 to the 1998 8-K.
4.9	Form of 7.25% Note due March 1, 2038 is incorporated by reference to Exhibit 4.2 to the 1998 8-K.
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
4.13
Third Supplemental Indenture, dated as of August 21, 2012, among Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed August 21, 2012 (File No. 001-14762).
4.14
Fourth Supplemental Indenture, dated as January 14, 2014, among The ServiceMaster Company, LLC, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee is incorporated by reference to Exhibit 4.1 to the 2014 8-K.
4.15
Fifth Supplemental Indenture, dated as January 14, 2014, among The ServiceMaster Company, LLC, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee is incorporated by reference to Exhibit 4.2 to the 2014 8-K.
4.16	Form of 8% Senior Note due 2020 is incorporated by reference to Exhibit 4.1 to the 2012 8-K.

Exhibit Number	Description
4.17	Form of 7% Senior Note due 2020 is incorporated by reference to Exhibit 4.1 to the 2012 8-K.
10.1
Term Loan Credit Agreement, dated as of July 24, 2007, among CDRSVM Acquisition Co., Inc., certain other Loan Parties (as defined therein), the lenders party thereto, and Citibank, N.A., as administrative agent (in such capacity, the "Term Loan Administrative Agent") and collateral agent (in such capacity, the "Term Loan Collateral Agent") and letter of credit facility issuing bank and JPMorgan Chase Bank, N.A., as syndication agent is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated July 30, 2007 (File No. 001-14762 (the "2007 8-K")).
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
10.7
Term Loan Credit Agreement Joinder Agreement, dated as of January 14, 2014, among The ServiceMaster Company, The ServiceMaster Company, LLC, Citibank, N.A., as administrative agent, and the other parties thereto is incorporated by reference to Exhibit 10.1 to the 2014 8-K.
10.8
Assumption Agreement, dated as of January 14, 2014, by SMCS Holdco, Inc. and SMCS Holdco II, Inc., in favor of Citibank, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement referred to therein and the other Secured Parties (as defined therein) is incorporated by reference to Exhibit 10.3 to the 2014 8-K.
10.9
Guarantee and Collateral Agreement, dated as of July 24, 2007, made by the Company and the other Granting Parties (as defined therein), in favor of the Term Loan Administrative Agent and the Term Loan Collateral Agent is incorporated by reference to Exhibit 10.3 to the 2007 8-K.

Exhibit Number	Description
10.10	Security Agreement, dated as of July 24, 2007, made by the Company and ServiceMaster Consumer Services Limited Partnership, in favor of the Term Loan Collateral Agent and Term Loan Administrative Agent is incorporated by reference to Exhibit 10.4 to the 2007 8-K.
10.11
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
10.16#
Amendment No. 3 to Revolving Credit Agreement, dated November 27, 2013 and effective as of January 14, 2014, among the Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent.
10.17
Revolving Credit Agreement Joinder Agreement, dated as of January 14, 2014, among The ServiceMaster Company, The ServiceMaster Company, LLC, Citibank, N.A., as administrative agent, and the other parties thereto is incorporated by reference to Exhibit 10.2 to the 2014 8-K.
10.18
Assumption Agreement, dated as of January 14, 2014, by SMCS Holdco, Inc. and SMCS Holdco II, Inc., in favor of Citibank, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Revolving Credit Agreement referred to therein and the other Secured Parties (as defined therein) is incorporated by reference to Exhibit 10.4 to the 2014 8-K.
10.19
Intercreditor Agreement, dated as of July 24, 2007, between the Revolving Administrative Agent and Revolving Collateral Agent and the Term Loan Administrative Agent and Term Loan Collateral Agent is incorporated by reference to Exhibit 10.15 to the 2007 8-K.

Exhibit Number	Description
10.20	Guarantee and Collateral Agreement, dated as of July 24, 2007, made by the Company and the other Granting Parties (as defined therein), in favor of the Revolving Collateral Agent and the Revolving Administrative Agent is incorporated by reference to Exhibit 10.7 to the 2007 8-K.
10.21
Security Agreement, dated as of July 24, 2007, made by the Company and ServiceMaster Consumer Services Limited Partnership, in favor of the Revolving Collateral Agent and Revolving Administrative Agent is incorporated by reference to Exhibit 10.8 to the 2007 8-K.
10.22
Amended and Restated Consulting Agreement, dated as of November 23, 2009, among the Company; ServiceMaster Global Holdings, Inc. ("Holdings"); and Clayton, Dubilier & Rice, LLC is incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-14762 (the "2009 10-K")).
10.23
Form of Consulting Agreement entered into among the Company; Holdings; Citigroup Alternative Investments LLC (assigned to StepStone Group LLC in 2010); BAS Capital Funding Corporation; and JPMorgan Chase is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-14762).
10.24
Amendment to Consulting Agreement, dated December 22, 2011, by and among the Company, Holdings and BAS Capital Funding Corporation is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed December 23, 2011 (File No. 001-14762).
10.25
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
10.27
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
10.28
Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among the Company and Holdings and JP Morgan Chase Funding, Inc is incorporated by reference to Exhibit 10.14 to the 2009 10-K.

Exhibit Number	Description
10.29*	Annual Bonus Plan is incorporated by reference to Exhibit C to the April 16, 2003 Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders held May 21, 2003 (File No. 001-14762).
10.30*
ServiceMaster Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 14, 2005 (File No. 001-14762).
10.31*
Employment Agreement, dated as of June 14, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 18, 2013 (File No. 001-14762 (the "June 2013 8-K")).
10.32*
Amendment No. 1 to Employment Agreement, dated as of August 13, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-14762).
10.33*#	Amendment No. 2 to Employment Agreement, dated as of February 28, 2014, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc.
10.34*
Employment Agreement dated as of February 16, 2011, by and between Harry J. Mullany III and Holdings is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 22, 2011 (File No. 001-14762 (the "2011 8-K")).
10.35*
Resignation Agreement and General Release, dated as of April 12, 2013, between Harry J. Mullany III and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.50 to the registrant's Registration Statement on Form S-4, as amended, filed on April 16, 2013 (File No. 333- 187509).
10.36*
Offer Letter, dated as of August 26, 2013, by and between Alan J. M. Haughie and The ServiceMaster Company is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 29, 2013 (File No. 001-14762).
10.37*#	Offer Letter, dated October 14, 2013, by and between William J. Derwin and The ServiceMaster Company.
10.38*#	Offer Letter effective November 14, 2013, between The ServiceMaster Company and David W. Martin related to his appointment as Senior Vice President and Chief Financial Officer of TruGreen.
10.39*
Offer Letter dated April 29, 2011, between the Company and David W. Martin related to his appointment as the Company's Interim Chief Financial Officer is incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-14762).
10.40*
Offer Letter dated November 19, 2012, between the Company and David W. Martin related to his appointment as the Company's Interim Chief Financial Officer is incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-147620 (the "2012 10-K")).
10.41*#	Offer Letter dated December 9, 2012, between the Company and R. David Alexander.

Exhibit Number	Description
10.42*	Executive Officer Retention Agreement awarded to David W. Martin on May 21, 2013 is incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-14762).
10.43*
Cash Retention Agreement awarded to David W. Martin on May 21, 2013 is incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-14762).
10.44*
Employment Offer Letter dated July 30, 2012, between the Company and Mark J. Barry related to his appointment as the President and Chief Operating Officer of American Home Shield is incorporated by reference to Exhibit 10.33 to the 2012 10-K.
10.45*
Severance Agreement, dated as of August 26, 2013, by and between Alan J. M. Haughie and The ServiceMaster Company is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on August 29, 2013 (File No. 001-14762).
10.46*#	Severance Agreement dated as of November 11, 2013, between the Company and William J. Derwin.
10.47*
Severance Agreement dated as of January 15, 2013, between the Company and David Alexander is incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-14762).
10.48*
Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of October 25, 2012 (the "MSIP"), is incorporated by reference to Exhibit 10 to the registrant's Current Report on Form 8-K filed October 26, 2012 (File No. 001-14762).
10.49*
Form of Employee Stock Subscription Agreement under the MSIP is incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14762 (the "2007 10-K")).
10.50*	Form of Employee Stock Option Agreement under the MSIP is incorporated by reference to Exhibit 10.32 to the 2007 10-K.
10.51*	Form of Employee Deferred Share Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.33 to the 2007 10-K.
10.52*	Form of Participation Agreement under the MSIP is incorporated by reference to Exhibit 10.34 to the 2007 10-K.
10.53*
Form of Employee Stock Subscription Agreement under the MSIP related to stock option exercises is incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-14762).
10.54*
Form of Employee Restricted Stock Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-14762).
10.55*
Form of Employee Performance Restricted Stock Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-14762).

Exhibit Number	Description
10.56*	Form of Employee Stock Subscription Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.2 to the June 2013 8-K.
10.57*	Form of Employee Restricted Stock Unit Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.3 to the June 2013 8-K.
10.58*	Form of Employee Stock Option Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.4 to the June 2013 8-K.
10.59*#	Director Stock Subscription Agreement for John Krenicki, Jr. dated December 11, 2013.
10.60*	Form of Employee Stock Subscription Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.2 to the 2011 8-K.
10.61*	Form of Employee Restricted Stock Unit Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.3 to the 2011 8-K.
10.62*	Form of Employee (Superperformance) Stock Option Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.4 to the 2011 8-K.
10.63*	Form of Employee Stock Option Agreement for Harry J. Mullany III is incorporated by reference to Exhibit 10.5 to the 2011 8-K.
10.64*
Employee Restricted Stock Unit Agreement for David W. Martin dated as of May 21, 2013 is incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-14762).
10.65
Trademark License Agreement between TruGreen Companies L.L.C. and TruGreen LandCare L.L.C., dated as of April 21, 2011, is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed April 27, 2011 (File No. 001-14762).
12#	Statement regarding Computation of Ratios of Earnings to Fixed Charges as of December 31, 2013.
21#	List of Subsidiaries as of December 31, 2013.
31.1#	Certification of Chief Executive Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Description
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Extension Presentation Linkbase

*
Denotes management contract or compensatory plan or arrangement.

#
Filed herewith.