Form 10-Q
period 2014-03-31
SERVICEMASTER CO, LLC
filed 2014-05-02
CIK 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-14762

THE SERVICEMASTER COMPANY, LLC

(Exact name of registrant as specified in its charter)

Delaware	90-1036521
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The registrant is a privately held limited liability company and its membership interests are not publicly traded. At May 2, 2014, all of the registrant’s membership interests were owned by CDRSVM Holding, LLC.

The ServiceMaster Company, LLC is not required to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and is doing so on a voluntary basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SERVICEMASTER COMPANY, LLC

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In millions)

	Three months ended March 31,
	2014	2013
Operating Revenue	$533	$514
Cost of services rendered and products sold	288	270
Selling and administrative expenses	151	158
Amortization expense	13	13
Impairment of software and other related costs	48	—
Restructuring charges	5	3
Interest expense	61	60
Interest and net investment income	(6)	(2)

(Loss) Income from Continuing Operations before Income Taxes	(27)	12
(Benefit) Provision for income taxes	(9)	6

(Loss) Income from Continuing Operations	(18)	6

Loss from discontinued operations, net of income taxes	(95)	(29)
Net Loss	$(113)	$(23)

Total Comprehensive Loss	$(116)	$(20)

THE SERVICEMASTER COMPANY, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	As of March 31, 2014	As of December 31, 2013

Assets:
Current Assets:
Cash and cash equivalents	$421	$476
Marketable securities	23	27
Receivables, less allowances of $25 and $26, respectively	393	394
Inventories	38	39
Prepaid expenses and other assets	57	56
Deferred customer acquisition costs	28	30
Deferred taxes	107	107
Assets of discontinued operations	—	76
Total Current Assets	1,067	1,205
Property and Equipment:
At cost	345	381
Less: accumulated depreciation	(211)	(204)
Net Property and Equipment	134	177

Other Assets:
Goodwill	2,055	2,018
Intangible assets, primarily trade names, service marks and trademarks, net	1,729	1,721
Notes receivable	37	37
Long-term marketable securities	90	122
Other assets	51	49
Debt issuance costs	38	41
Assets of discontinued operations	—	542
Total Assets	$5,201	$5,912

Liabilities and Shareholder’s (Deficit) Equity:
Current Liabilities:
Accounts payable	$92	$92
Accrued liabilities:
Payroll and related expenses	54	70
Self-insured claims and related expenses	86	78
Accrued interest payable	16	51
Other	55	55
Deferred revenue	487	448
Liabilities of discontinued operations	7	139
Current portion of long-term debt	41	39
Total Current Liabilities	838	972

Long-Term Debt	3,863	3,867

Other Long-Term Liabilities:
Deferred taxes	696	690
Liabilities of discontinued operations	—	162
Other long-term obligations, primarily self-insured claims	146	169
Total Other Long-Term Liabilities	842	1,021

Commitments and Contingencies (See Note 4)

Shareholder’s (Deficit) Equity:
Membership Interest	—	—
Additional paid-in capital	1,477	1,475
Retained deficit	(1,821)	(1,430)
Accumulated other comprehensive income	2	7
Total Shareholder’s (Deficit) Equity	(342)	52
Total Liabilities and Shareholder’s (Deficit) Equity	$5,201	$5,912

THE SERVICEMASTER COMPANY, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three months ended March 31,
	2014	2013
Cash and Cash Equivalents at Beginning of Period	$476	$412

Cash Flows from Operating Activities from Continuing Operations:
Net Loss	(113)	(23)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	95	29
Depreciation expense	12	12
Amortization expense	13	13
Amortization of debt issuance costs	2	2
Impairment of software and other related costs	48	—
Deferred income tax provision	(6)	8
Stock-based compensation expense	1	1
Restructuring charges	5	3
Cash payments related to restructuring charges	(3)	(4)
Change in working capital, net of acquisitions:
Current income taxes	(5)	(4)
Receivables	13	15
Inventories and other current assets	—	(16)
Accounts payable	6	14
Deferred revenue	17	10
Accrued liabilities	(57)	(37)
Other, net	(7)	—
Net Cash Provided from Operating Activities from Continuing Operations	21	23

Cash Flows from Investing Activities from Continuing Operations:
Property additions	(14)	(9)
Other business acquisitions, net of cash acquired	(41)	(3)
Notes receivable, financial investments and securities, net	38	(4)
Net Cash Used for Investing Activities from Continuing Operations	(17)	(16)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	1
Payments of debt	(11)	(11)
Discount paid on issuance of debt	—	(12)
Debt issuance costs paid	—	(5)
Contribution to TruGreen Holding Corporation	(35)	—
Net Cash Used for Financing Activities from Continuing Operations	(46)	(27)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(8)	(34)
Cash used for investing activities	(2)	(10)
Cash used for financing activities	(3)	(2)
Net Cash Used for Discontinued Operations	(13)	(46)

Cash Decrease During the Period	(55)	(66)

Cash and Cash Equivalents at End of Period	$421	$346

THE SERVICEMASTER COMPANY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The ServiceMaster Company, LLC (“ServiceMaster,” the “Company,” “we,” “us” or “our”) is a leading provider of essential residential and commercial services. ServiceMaster’s services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, furniture repair and home inspection. ServiceMaster provides these services through an extensive service network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec.

The condensed consolidated financial statements include the accounts of ServiceMaster and its majority-owned subsidiary partnerships, limited liability companies and corporations. All consolidated ServiceMaster subsidiaries are wholly owned. ServiceMaster is organized into four principal reportable segments: Terminix, American Home Shield, Franchise Services Group and Other Operations and Headquarters. During the first quarter of 2014, the Company changed the composition of its reportable segments. See Note 14 for further details. Intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC (the “2013 Form 10-K”). The condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

On July 24, 2007 (the “2007 Closing Date”), ServiceMaster was acquired pursuant to a merger transaction (the “2007 Merger”), and, immediately following the completion of the 2007 Merger, all of the outstanding common stock of ServiceMaster Global Holdings, Inc. (“Holdings”), the ultimate parent company of ServiceMaster, was owned by investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”), Citigroup Private Equity LP (“Citigroup”), BAS Capital Funding Corporation (“BAS”) and JPMorgan Chase Funding Inc. (“JPMorgan”). On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that owned shares of common stock of Holdings to StepStone Group LP (“StepStone”, and the investment funds managed by StepStone Group, the “StepStone Funds”). As of December 22, 2011, Holdings purchased from BAS 7.5 million shares of its common stock. On March 30, 2012, an affiliate of BAS sold 7.5 million shares of Holdings’ common stock to Ridgemont Partners Secondary Fund I, L.P, (‘‘Ridgemont’’). On July 24, 2012, BACSVM-A L.P., an affiliate of BAS, distributed 2.5 million shares of Holdings’ common stock to Charlotte Investor IV, L.P., its sole limited partner.

On January 14, 2014, the Company completed a separation transaction (the “TruGreen Spin-off”) resulting in the spin-off of the assets and certain liabilities of the business that comprises the lawn, tree and shrub care services previously conducted by the Company primarily under the TruGreen brand name (collectively, the “TruGreen Business”) through a tax-free, pro rata dividend to Holdings’ stockholders. As a result of the completion of the TruGreen Spin-off, TruGreen Holding Corporation (“New TruGreen”) operates the TruGreen Business as a private independent company. The historical results of the TruGreen Business, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein.

Pursuant to an agreement and plan of merger entered into by ServiceMaster in connection with the TruGreen Spin-off, on January 14, 2014, the company formerly known as The ServiceMaster Company (“Old ServiceMaster”) was merged with and into ServiceMaster, with ServiceMaster continuing as the surviving entity in such merger. Pursuant to the terms of the merger agreement, all of the capital stock of Old ServiceMaster issued and outstanding immediately prior to the effective time of the merger was cancelled, and the sole stockholder of Old ServiceMaster immediately prior to the effective time of the merger (CDRSVM Holding, Inc., now known as CDRSVM Holding, LLC) was admitted as the sole member of ServiceMaster.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are included in the 2013 Form 10-K. The following selected accounting policies should be read in conjunction with the 2013 Form 10-K.

Revenue. Revenues from pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. The Company eradicates termites through the use of non-baiting methods (e.g., fumigation or liquid treatments) and baiting systems. Termite services using baiting systems and termite inspection and protection contracts are frequently sold through annual contracts. Service costs for these contracts are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). The Company regularly reviews its estimates of direct costs for its termite bait contracts and termite inspection and protection contracts and adjusts the estimates when appropriate.

Home warranty contracts are typically one year in duration. Home warranty claims costs are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). The Company regularly reviews its estimates of claims costs and adjusts the estimates when appropriate.

The Company has franchise agreements in its Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately six percent of annual consolidated operating revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer-level revenue. Monthly fee revenue is recognized when the related customer-level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $17 million and $18 million for the three months ended March 31, 2014 and 2013, respectively. The Company evaluates the performance of its franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

The Company had $487 million and $448 million of deferred revenue as of March 31, 2014 and December 31, 2013, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection and pest control services.

Deferred Customer Acquisition Costs. Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $28 million and $30 million as of March 31, 2014 and December 31, 2013, respectively.

Advertising. On an interim basis, certain advertising costs are deferred and recognized approximately in proportion to the revenue over the year and are not deferred beyond the calendar year-end. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Deferred advertising costs are included in Prepaid expenses and other assets on our condensed consolidated statements of financial position.

Property and Equipment and Intangible Assets. Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company’s previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long-lived assets, the Company’s long-lived assets, including fixed assets and intangible assets (other than goodwill), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause the Company to adjust its book value or future expense accordingly.

The Company recorded an impairment charge of $48 million ($29 million, net of tax) in the first quarter of 2014 relating to its decision to abandon its efforts to deploy a new operating system at American Home Shield. Included in this charge are the impairment of the capitalized software of $45 million and the recognition of the remaining liabilities associated with the termination of lease, maintenance and hosting agreements totaling $3 million. This impairment represented an adjustment of the carrying value of the asset to its estimated fair value of zero on a non-recurring basis.

Use of Estimates. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. Disclosures in the 2013 Form 10-K presented the significant areas requiring the use of management estimates and discussed how management formed its judgments. The areas discussed include revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Newly Issued Accounting Statements and Positions

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists” to eliminate the diversity in practice associated with the presentation of unrecognized tax benefits in instances where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” to change the criteria for reporting discontinued operations and enhance the convergence of the FASB’s and the International Standard Board’s reporting requirements for discontinued operations. The changes in ASU 2014-08 amend the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations and also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company anticipates the adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Restructuring Charges

The Company incurred restructuring charges of $5 million ($3 million, net of tax) and $3 million ($2 million, net of tax) for the three months ended March 31, 2014 and 2013, respectively. Restructuring charges were comprised of the following:

	Three months ended March 31,
(In millions)	2014	2013
Terminix branch optimization(1)	$1	$1
Centers of excellence initiative(2)	4	2
Total restructuring charges	$5	$3

(1)                                 For the three months ended March 31, 2014, these charges included severance costs. For the three months ended March 31, 2013, these charges included lease termination costs.

(2)                                 Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations that we refer to as centers of excellence. For the three months ended March 31, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million. For the three months ended March 31, 2013, these charges included professional fees of $1 million and severance and other costs of $1 million. During the remainder of 2014, the Company will continue to assess the mix and cost of its Company-wide administrative services in light of the TruGreen Spin-off. The Company does not expect additional charges related to this initiative to be significant.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations and comprehensive loss.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities — Other on the condensed consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Restructuring Charges
Balance as of December 31, 2013	$1
Costs incurred	5
Costs paid or otherwise settled	(3)
Balance as of March 31, 2014	$3

Note 4. Commitments and Contingencies

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

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities — Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the condensed consolidated statements of financial position, net of reinsurance recoverables, which are included in Prepaid expenses and other assets and Other assets on the condensed consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Self-insured Claims, Net
Balance as of December 31, 2013	$101
Provision for self-insured claims	19
Cash payments	(17)
Balance as of March 31, 2014	$103

(In millions)	Accrued Self-insured Claims, Net
Balance as of December 31, 2012	$103
Provision for self-insured claims	11
Cash payments	(11)
Balance as of March 31, 2013	$103

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

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations in the three months ended March 31, 2014 and 2013.

The table below summarizes the goodwill balances by segment for continuing operations:

(In millions)	Terminix	American Home Shield	Franchise Services Group	Total
Balance as of December 31, 2013	$1,480	$347	$191	$2,018
Acquisitions	6	31	—	37
Balance as of March 31, 2014	$1,486	$378	$191	$2,055

There were no accumulated impairment losses recorded in continuing operations as of March 31, 2014.

The table below summarizes the other intangible asset balances for continuing operations:

	Estimated Remaining Useful	As of March 31, 2014			As of December 31, 2013
(In millions)	Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	N/A	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	3 — 10	530	(457)	73	512	(447)	65
Franchise agreements	20 — 25	88	(55)	33	88	(54)	34
Other	4 — 30	44	(29)	15	41	(27)	14
Total		$2,270	$(541)	$1,729	$2,249	$(528)	$1,721

(1)                                Not subject to amortization.

In the three months ended March 31, 2014, the TruGreen Business recorded an impairment change of $139 million ($84 million, net of tax) in discontinued operations, net of income taxes.

Note 6. Stock-Based Compensation

For the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense of $1 million ($1 million, net of tax) and $1 million ($1 million, net of tax), respectively. As of March 31, 2014, there was $20 million of total unrecognized compensation costs related to non-vested stock options and restricted share units granted by Holdings under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 3.14 years.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the activity in other comprehensive income (loss), net of the related tax effects.

(In millions)	Unrealized Gains on Derivatives	Unrealized Gains on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2013	$1	$7	$(1)	$7
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	—	1	(1)	—
Tax provision (benefit)	—	—	—	—
After tax amount	—	1	(1)	—
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(3)	—	(3)
Spin-off of the TruGreen Business	—	—	(2)	(2)
Net current period other comprehensive loss	—	(2)	(3)	(5)
Balance as of March 31, 2014	$1	$5	$(4)	$2

(In millions)	Unrealized Losses on Derivatives	Unrealized Gains on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2012	$(2)	$6	$3	$7
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	1	4	(1)	4
Tax provision (benefit)	—	2	—	2
After tax amount	1	2	(1)	2
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1	—	—	1
Net current period other comprehensive income (loss)	2	2	(1)	3
Balance as of March 31, 2013	$—	$8	$2	$10

(1)                               Amounts are net of tax. See reclassifications out of accumulated other comprehensive income below for further details.

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amount Reclassified from Accumulated Other Comprehensive Income
	As of March 31,		Condensed Consolidated Statements of
(In millions)	2014	2013	Operations and Comprehensive Loss Location
Losses on derivatives:
Fuel swap contracts	$—	$—	Cost of services rendered and products sold
Interest rate swap contracts	—	2	Interest expense
Net losses on derivatives	—	2
Impact of income taxes	—	1	(Benefit) Provision for income taxes
Total reclassifications related to derivatives	$—	$1

Gains on available-for-sale securities	$(4)	$—	Interest and net investment income
Impact of income taxes	1	—	(Benefit) Provision for income taxes
Total reclassifications related to securities	$(3)	$—

Total reclassifications for the period	$(3)	$1

Note 8. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Three months ended March 31,
(In millions)	2014	2013
Cash paid for or (received from):
Interest expense	$92	$89
Interest and dividend income	(1)	(1)
Income taxes, net of refunds	2	2

The Company acquired $2 million and $6 million of property and equipment through capital leases and other non-cash financing transactions in the three months ended March 31, 2014 and 2013, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 9. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of March 31, 2014 and December 31, 2013, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities as of March 31, 2014 and December 31, 2013 were as follows:

(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, March 31, 2014:
Debt securities	$71	$1	$—	$72
Equity securities	34	7	—	41
Total securities	$105	$8	$—	$113

(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, December 31, 2013:
Debt securities	$97	$3	$(1)	$99
Equity securities	41	9	—	50
Total securities	$138	$12	$(1)	$149

There were no unrealized losses which had been in a loss position for more than one year as of March 31, 2014 and December 31, 2013. The aggregate fair value of the investments with unrealized losses was $18 million and $30 million as of March 31, 2014 and December 31, 2013, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds and gross realized gains resulting from sales of available-for-sale securities. There were no gross realized losses or impairment charges due to other than temporary declines in the value of certain investments for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(In millions)	2014	2013
Proceeds from sale of securities	$42	$4
Gross realized gains, pre-tax	5	1
Gross realized gains, net of tax	3	—

Note 10. Long-Term Debt

Long-term debt as of March 31, 2014 and December 31, 2013 is summarized in the following table:

(In millions)	As of March 31, 2014	As of December 31, 2013
Senior secured term loan facility maturing in 2017 (Tranche B)	$988	$991
Senior secured term loan facility maturing in 2017 (Tranche C)(1)	1,196	1,198
7.00% senior notes maturing in 2020	750	750
8.00% senior notes maturing in 2020(2)	602	602
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(3)	72	71
7.45% notes maturing in 2027	159	159
7.25% notes maturing in 2038	63	63
Vehicle capital leases(4)	32	32
Other	42	40
Less current portion	(41)	(39)
Total long-term debt	$3,863	$3,867

(1)                               As of March 31, 2014 and December 31, 2013, presented net of $9 million and $10 million, respectively, in unamortized original issue discount paid as part of the 2013 amendment (the “2013 Term Loan Facility Amendment”).

(2)                               As of March 31, 2014 and December 31, 2013, includes $2 million in unamortized premium received on the sale of $100.0 million aggregate principal amount of such notes.

(3)                               The increase in the balance from December 31, 2013 to March 31, 2014 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)                               The Company has entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows the Company to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent as of March 31, 2014.

Note 11. Acquisitions

Acquisitions have been accounted for using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the Company’s condensed consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

On February 28, 2014, the Company acquired Home Security of America, Inc. (“HSA”), based in Madison, Wisconsin. The total net purchase price for this acquisition was $32 million. The Company recorded goodwill of $30 million and other intangibles of $17 million related to this acquisition. As of March 31, 2014, the purchase price allocation for this acquisition has not been finalized.

During the three months ended March 31, 2014, the Company completed several pest control and termite acquisitions. The total net purchase price for these acquisitions was $11 million. The Company recorded goodwill of $7 million and other intangibles of $4 million related to these acquisitions.

During the three months ended March 31, 2013, the Company completed several pest control and termite acquisitions. The total net purchase price for these acquisitions was $4 million. The Company recorded goodwill of $3 million and other intangibles of $1 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Three months ended March 31,
(In millions)	2014	2013
Purchase price (including liabilities assumed)	$71	$4
Less liabilities assumed	(28)	—
Net purchase price	$43	$4

Net cash paid for acquisitions	$41	$3
Seller financed debt	2	1
Payment for acquisitions	$43	$4

Note 12. Discontinued Operations

TruGreen Spin-off

                On January 14, 2014, the Company completed the TruGreen Spin-off resulting in the spin-off of the assets and certain liabilities of the TruGreen Business through a tax-free, pro rata dividend to Holdings’ stockholders. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company. The TruGreen Business experienced a significant downturn in recent years. Since 2011, the TruGreen Business lost 400,000 customers, or 19 percent of its customer base. The TruGreen Business’s operating margins also eroded during this time-frame due to production inefficiencies, higher chemical costs and inflationary pressures, compounded by lower fixed cost leverage as falling customer counts drove revenue down. The TruGreen Business experienced operating revenue and Adjusted EBITDA declines of 18.6 percent and 87.6 percent, respectively, from 2011 to 2013. In light of these developments, the Company made the decision to effect the TruGreen Spin-off, which we expect will enable the Company’s management to increase its focus on Terminix, American Home Shield and the Franchise Services Group segment while providing New TruGreen, as an independently operated, private company, the time and focus required to execute a turnaround.

As a result of the TruGreen Spin-off, we were required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions were developed with the view of the TruGreen Business as a stand-alone company, resulting in an increase in the assumed discount rate of 350 basis points (“bps”) as compared to the discount rate used in the October 1, 2013 impairment test for the TruGreen trade name. This interim impairment analysis resulted in a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) to reduce the carrying value of the TruGreen trade name to its estimated fair value. This impairment charge was recorded in Loss from discontinued operations, net of income taxes, in the three months ended March 31, 2014. The impairment of the TruGreen trade name represented an adjustment of the carrying value of the asset to its estimated fair value on a non-recurring basis using significant unobservable inputs on the date of the TruGreen Spin-off.

The following is a summary of the assets and liabilities distributed to New TruGreen as part of the TruGreen spin-off on January 14, 2014:

(In millions)
Assets:
Cash and cash equivalents	$57
Receivables, net	22
Inventories and other current assets	40
Property and equipment, net	181
Intangible assets, net	216
Other long-term assets	6
Total Assets	$522

Liabilities:
Current liabilities	$149
Long-term debt and other long-term liabilities	93
Total Liabilities	$242

Net assets distributed to New TruGreen	$280

The historical results of the TruGreen Business, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein.

In connection with the TruGreen Spin-off, the Company and TruGreen Limited Partnership (“TGLP”), an indirect wholly owned subsidiary of New TruGreen, entered into a transition services agreement pursuant to which the Company and its subsidiaries provide TGLP with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services allow the Company to fully recover the allocated direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except certain information technology services, which the Company expects to provide to TGLP beyond the two-year period). TGLP may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case TGLP will be required to reimburse the Company for early termination costs.

Under this transition services agreement, in the three months ended March 31, 2014, the Company recorded $10 million of fees due from TGLP, which is included, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive loss. As of March 31, 2014, all amounts owed by TGLP under this agreement have been paid.

During the three months ended March 31, 2014, the Company processed certain of TGLP’s accounts payable transactions. Through this process, in the three months ended March 31, 2014, $44 million was paid on TGLP’s behalf, of which $41 million was repaid by TGLP. As of March 31, 2014, the Company recorded a $3 million receivable due from TGLP, which is included in Receivables on the condensed consolidated statement of financial position.

In addition, the Company, Holdings, New TruGreen and TGLP entered into (1) a separation and distribution agreement containing key provisions relating to the separation of the TruGreen Business and the distribution of New TruGreen common stock to Holdings’ stockholders (including relating to specified TruGreen legal matters with respect to which we have agreed to retain liability, as well as insurance coverage, non-competition, indemnification and other matters), (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to New TruGreen and its subsidiaries generally to the Company for tax periods (or portions thereof) ending on or before January 14, 2014 and generally to New TruGreen for tax periods (or portions thereof) beginning after that date.

Financial Information for Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the TruGreen Business and the previously sold businesses noted in the 2013 Form 10-K.

The operating results of discontinued operations are as follows:

	Three months ended March 31,
(In millions)	2014	2013
Operating Revenue	$6	$94

Loss before income taxes(1)	(155)	(50)
Benefit for income taxes(1)	(60)	(21)
Loss from discontinued operations, net of income taxes(1)	$(95)	$(29)

(1)                                 During the first quarter of 2014, a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) was recorded to reduce the carrying value of the TruGreen trade name to its estimated fair value.

Assets and liabilities of discontinued operations are summarized below:

(In millions)	As of March 31, 2014	As of December 31, 2013
Assets:
Cash and cash equivalents	$—	$10
Receivables, net	—	28
Inventories	—	17
Prepaid expenses and other current assets	—	21
Total Current Assets	—	76
Property and equipment, net	—	181
Intangible assets, net	—	355
Other long-term assets	—	6
Total Assets	$—	$618

Liabilities:
Accounts payable	$—	$19
Accrued liabilities	7	17
Deferred revenue	—	91
Current portion of long-term debt	—	12
Total Current Liabilities	7	139
Long-term debt	—	37
Deferred taxes and other long-term liabilities	—	125
Total Liabilities	$7	$301

At March 31, 2014, the liabilities of discontinued operations relate primarily to accruals for legal and other reserves. At December 31, 2013, these balances also reflect the historical assets and liabilities of the TruGreen Business, which was spun off in the three months ended March 31, 2014.

Note 13. Income Taxes

As of March 31, 2014 and December 31, 2013, the Company had $7 million and $8 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $1 million during the next 12 months.

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

The effective tax rate on (loss) income from continuing operations was a benefit of 33.2 percent for the three months ended March 31, 2014 compared to a provision of 48.3 percent for the three months ended March 31, 2013. The effective tax rate on loss from continuing operations for the three months ended March 31, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from a change in the Company’s state apportionment factors primarily attributable to the

TruGreen Spin-off. The effective tax rate on income from continuing operations for the three months ended March 31, 2013 was affected by the reclassification of the TruGreen Business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Note 14. Business Segment Reporting

The business of the Company is conducted through four reportable segments: Terminix, American Home Shield, Franchise Services Group and Other Operations and Headquarters.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home warranties for household systems and appliances. The Franchise Services Group segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises and Company-owned locations primarily under the Merry Maids brand name, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. The Other Operations and Headquarters segment includes The ServiceMaster Acceptance Company Limited Partnership (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company’s headquarters operations (substantially all of which costs are allocated to the Company’s other segments), which provide various technology, marketing, finance, legal and other support services to the business units.

During the first quarter of 2014, the Company changed the composition of its reportable segments. Merry Maids, previously reported within the Other Operations and Headquarters segment, is now included in the Franchise Services Group segment with the franchise businesses previously reported as the ServiceMaster Clean segment. The composition of our reportable segments is consistent with that used by our chief operating decision maker (the “CODM”) to evaluate performance and allocate resources. The changes in the composition of the Company’s reportable segments have been reflected in the historical results for all periods presented herein.

Information regarding the accounting policies used by the Company is described in Note 2. The Company derives substantially all of its revenue from customers and franchisees in the United States with less than two percent generated in foreign markets. Operating expenses of the business units consist of direct costs and indirect costs allocated from the Other Operations and Headquarters segment. During the first quarter of 2014, the Company changed its methodology for allocating general corporate overhead expenses. In prior periods, allocations were limited to corporate support services incurred directly on behalf of each reportable segment. Under the new method, certain expenses related to general corporate support services previously reflected in the Other Operations and Headquarters segment are now allocated to each reportable segment. In periods prior to the TruGreen Spin-off, expenses which are allocated to TruGreen under the new method but are not reflected in discontinued operations are included in the Other Operations and Headquarters segment. Such expenses amounted to $9 million in the three months ended March 31, 2013. This change has no impact to the Company’s consolidated Net Income or Adjusted EBITDA.

The Company uses Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before: income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash goodwill and trade name impairment; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock-based compensation expense; restructuring charges; management and consulting fees; and non-cash effects attributable to the application of purchase accounting. The Company’s definition of Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies.

Segment information for continuing operations is presented below:

	Three months ended March 31,
(In millions)	2014	2013
Operating Revenue:
Terminix	$320	$313
American Home Shield	151	143
Franchise Services Group	60	56
Other Operations and Headquarters	2	2
Total Operating Revenue	$533	$514

Adjusted EBITDA:(1)
Terminix	$78	$75
American Home Shield	23	21
Franchise Services Group	18	17
Other Operations and Headquarters	(4)	(10)
Total Adjusted EBITDA	$115	$103

(1)          Presented below is a reconciliation of Adjusted EBITDA to Net Loss:

	Three months ended March 31,
(In millions)	2014	2013
Adjusted EBITDA:
Terminix	$78	$75
American Home Shield	23	21
Franchise Services Group	18	17
Other Operations and Headquarters	(4)	(10)
Total Adjusted EBITDA	$115	$103
Depreciation and amortization expense	(25)	(25)
Non-cash impairment of software and other related costs	(48)	—
Non-cash stock-based compensation expense	(1)	(1)
Restructuring charges	(5)	(3)
Management and consulting fees	(2)	(2)
Loss from discontinued operations, net of income taxes	(95)	(29)
Benefit (provision) for income taxes	9	(6)
Interest expense	(61)	(60)
Net Loss	$(113)	$(23)

Note 15. Related Party Transactions

Consulting Agreements

The Company and Holdings are parties to a consulting agreement with CD&R under which CD&R provides the Company with on-going consulting and management advisory services. The annual consulting fee payable under the consulting agreement with CD&R is $6.25 million. Under this agreement, the Company recorded consulting fees of $2 million in each of the three month periods ended March 31, 2014 and 2013, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The consulting agreement also provides that CD&R may receive additional fees in connection with certain subsequent financing and acquisition or disposition transactions. There were no additional fees incurred in each of the three month periods ended March 31, 2014 and 2013. The consulting agreement will terminate on July 24, 2017, unless terminated earlier at CD&R’s election. On March 24, 2014, Holdings, our ultimate parent, filed a Registration Statement on Form S-1 with the SEC for an initial public offering (“IPO”).  As disclosed in the Registration Statement and as described below, we intend to terminate the CD&R consulting agreement in connection with the IPO.  No assurances can be given that the IPO will be completed and that the CD&R consulting agreement will terminate as expected.

The Company and Holdings are parties to consulting agreements with StepStone, JPMorgan and Ridgemont (and formerly with BAS). The consulting agreements terminate on June 30, 2016 or upon the earlier termination of the consulting agreement with CD&R (the Ridgemont consulting agreement also provides for termination upon an IPO). Effective January 1, 2012, the annual consulting fee formerly payable to BAS (and now payable to Ridgemont) was reduced to $0.25 million. Pursuant to the consulting agreements, the Company is required to pay aggregate annual consulting fees of $1 million to StepStone, JPMorgan and Ridgemont (formerly payable to BAS), respectively.

In connection with the IPO, we intend to enter into termination agreements with CD&R, StepStone, JPMorgan and Ridgemont pursuant to which the parties will agree to terminate the ongoing consulting fees described above. Pursuant to the termination agreements, we intend to pay termination fees payable upon the consummation of the IPO.  Thereafter, the consulting fees will terminate.  As described above, no assurances can be given that the IPO will be completed and that the consulting agreements will terminate as expected.

Revolving Promissory Note

On April 19, 2013, the Company entered into a revolving promissory note with Holdings with a maximum borrowing capacity of $25 million that is scheduled to mature on April 18, 2018. Amounts outstanding under this agreement shall bear interest at the rate of 5.0 percent per annum. As of March 31, 2014, Holdings had borrowed $14 million under this note. The funds borrowed under this note are used by Holdings to repurchase shares of its common stock from associates who have left the Company.

Note 16. Fair Value Measurements

The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive loss if the decline in value is other than temporary. The carrying amount of total debt was $3,904 million and $3,906 million and the estimated fair value was $4,039 million and $3,906 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2014 and December 31, 2013.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended March 31, 2014 and 2013.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		As of March 31, 2014
			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$10	$10	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	103	55	48	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	1	—	—	1
Total financial assets		$114	$65	$48	$1

		As of December 31, 2013
			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13	$13	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	136	61	75	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	1	—	—	1
Total financial assets		$150	$74	$75	$1

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

(In millions)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2013	$1
Total gains (realized and unrealized)
Included in accumulated other comprehensive income	—
Balance as of March 31, 2014	$1

(In millions)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2012	$2
Total gains (realized and unrealized)
Included in accumulated other comprehensive income	1
Balance as of March 31, 2013	$3

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments as of March 31, 2014 and December 31, 2013:

Item	Fair Value as of March 31, 2014 (in millions)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.23 - $3.86	$3.62

Item	Fair Value as of December 31, 2013 (in millions)	Valuation Technique	Unobservable Input	Range	Weighted Average
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.20 - $3.87	$3.60

(1)                                 Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

The Company has historically hedged a significant portion of its annual fuel consumption. The Company has also historically hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements, although the Company has no interest rate swap agreements outstanding as of March 31, 2014. All of the Company’s fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the condensed consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the condensed consolidated statements of cash flows.

The effect of derivative instruments on the condensed consolidated statements of operations and comprehensive loss and accumulated other comprehensive income on the condensed consolidated statements of financial position is presented as follows:

(In millions)	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
Derivatives designated as Cash Flow	Income	into Earnings	Location of Gain (Loss)
Hedge Relationships	Three months ended March 31, 2014		included in Earnings

Fuel swap contracts	$—	$—	Cost of services rendered and products sold

	Effective Portion of Gain Recognized in Accumulated Other Comprehensive	Effective Portion of Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives designated as Cash Flow	Income	into Earnings	Location of Gain (Loss)
Hedge Relationships	Three months ended March 31, 2013		included in Earnings

Fuel swap contracts	$1	$—	Cost of services rendered and products sold
Interest rate swap contracts	$2	$(2)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the three months ended March 31, 2014. As of March 31, 2014, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $21 million, maturing through 2014. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2014, the Company had posted $1 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s senior secured revolving credit facility (the “Revolving Credit Facility”).

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of less than $1 million, net of tax, as of March 31, 2014. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices at the time the positions are settled and may differ materially from the amount noted above.

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

The payment obligations of the Company under the $600 million aggregate principal amount of 8 percent senior notes due 2020 (the “8% 2020 Notes”) and $750 million aggregate principal amount of 7 percent senior notes due 2020 (the “7% 2020 Notes”, and together with the 8% 2020 Notes, the “2020 Notes”) are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries that guarantee our indebtedness under the Term Loan Facility, the pre-funded letter of credit facility (together, the “Term Facilities”) and the Revolving Credit Facility (together with the Term Facilities, the “Credit Facilities”) (the “Guarantors”). Each of the Guarantors is wholly owned, directly or indirectly, by the Company, and all guarantees are full and unconditional. Our non-U.S. subsidiaries, our subsidiaries subject to regulation as an insurance, home warranty, service contract or similar company, and certain other subsidiaries (the “Non-Guarantors”) do not guarantee the 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of the Company, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2020 Notes, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2020 Notes, (v) the defeasance of the Company’s obligations under the indenture governing the 2020 Notes or (vi) the payment in full of the principal amount of the 2020 Notes.

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2014 (Unaudited)

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$371	$177	$(15)	$533
Cost of services rendered and products sold	—	213	89	(14)	288
Selling and administrative expenses	2	70	79	—	151
Amortization expense	—	12	1	—	13
Impairment of software and other related costs	—	—	48	—	48
Restructuring charges	—	1	4	—	5
Interest expense	55	5	1	—	61
Interest and net investment loss (income)	1	—	(6)	(1)	(6)

(Loss) Income from Continuing Operations before Income Taxes	(58)	70	(39)	—	(27)
(Benefit) Provision for income taxes	(19)	19	(9)	—	(9)

(Loss) Income from Continuing Operations	(39)	51	(30)	—	(18)
(Loss) income from discontinued operations, net of income taxes	(4)	59	(150)	—	(95)
Equity in earnings of subsidiaries (net of tax)	(70)	(183)	—	253	—
Net Loss	$(113)	$(73)	$(180)	$253	$(113)

Total Comprehensive Loss	$(116)	$(75)	$(183)	$258	$(116)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Three Months Ended March 31, 2013 (Unaudited)

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$360	$169	$(15)	$514
Cost of services rendered and products sold	—	209	76	(15)	270
Selling and administrative expenses	2	68	88	—	158
Amortization expense	—	12	1	—	13
Restructuring charges	—	1	2	—	3
Interest expense	26	28	6	—	60
Interest and net investment income	—	—	(2)	—	(2)

(Loss) Income from Continuing Operations before Income Taxes	(28)	42	(2)	—	12
(Benefit) provision for income taxes	(3)	(5)	14	—	6

(Loss) Income from Continuing Operations	(25)	47	(16)	—	6
(Loss) income from discontinued operations, net of income taxes	(1)	20	(48)	—	(29)
Equity in earnings of subsidiaries (net of tax)	3	(60)	—	57	—
Net (Loss) Income	$(23)	$7	$(64)	$57	$(23)

Total Comprehensive (Loss) Income	$(20)	$8	$(62)	$54	$(20)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of March 31, 2014

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$251	$8	$162	$—	$421
Marketable securities	—	—	23	—	23
Receivables	2	95	427	(131)	393
Inventories	—	36	2	—	38
Prepaid expenses and other assets	9	22	27	(1)	57
Deferred customer acquisition costs	—	12	16	—	28
Deferred taxes	76	28	3	—	107
Total Current Assets	338	201	660	(132)	1,067
Property and Equipment:
At cost	—	199	146	—	345
Less: accumulated depreciation	—	(115)	(96)	—	(211)
Net Property and Equipment	—	84	50	—	134

Other Assets:
Goodwill	—	1,663	392	—	2,055
Intangible assets, primarily trade names, service marks and trademarks, net	—	969	760	—	1,729
Notes receivable	34	—	22	(19)	37
Long-term marketable securities	10	—	80	—	90
Investments in and advances to subsidiaries	3,281	1,046	—	(4,327)	—
Other assets	62	24	7	(42)	51
Debt issuance costs	38	—	—	—	38
Total Assets	$3,763	$3,987	$1,971	$(4,520)	$5,201

Liabilities and Shareholder’s (Deficit) Equity:
Current Liabilities:
Accounts payable	$—	$40	$52	$—	$92
Accrued liabilities:
Payroll and related expenses	2	20	32	—	54
Self-insured claims and related expenses	7	24	55	—	86
Accrued interest payable	17	—	—	(1)	16
Other	—	28	27	—	55
Deferred revenue	—	94	393	—	487
Liabilities of discontinued operations	7	—	—	—	7
Current portion of long-term debt	152	19	1	(131)	41
Total Current Liabilities	185	225	560	(132)	838

Long-Term Debt	3,808	37	37	(19)	3,863

Other Long-Term Liabilities:
Deferred taxes	—	462	276	(42)	696
Intercompany payable	80	—	554	(634)	—
Other long-term obligations, primarily self-insured claims	32	24	90	—	146
Total Other Long-Term Liabilities	112	486	920	(676)	842

Shareholder’s (Deficit) Equity	(342)	3,239	454	(3,693)	(342)

Total Liabilities and Shareholder’s (Deficit) Equity	$3,763	$3,987	$1,971	$(4,520)	$5,201

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of December 31, 2013

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$401	$7	$68	$—	$476
Marketable securities	—	—	27	—	27
Receivables	2	97	401	(106)	394
Inventories	—	37	2	—	39
Prepaid expenses and other assets	—	25	38	(7)	56
Deferred customer acquisition costs	—	15	15	—	30
Deferred taxes	38	66	3	—	107
Assets of discontinued operations	—	5	71	—	76
Total Current Assets	441	252	625	(113)	1,205
Property and Equipment:
At cost	—	198	183	—	381
Less: accumulated depreciation	—	(111)	(93)	—	(204)
Net Property and Equipment	—	87	90	—	177

Other Assets:
Goodwill	—	1,655	363	—	2,018
Intangible assets, primarily trade names, service marks and trademarks, net	—	977	744	—	1,721
Notes receivable	2,016	—	23	(2,002)	37
Long-term marketable securities	13	—	109	—	122
Investments in and advances to subsidiaries	1,868	1,379	—	(3,247)	—
Other assets	33	23	28	(35)	49
Debt issuance costs	41	—	—	—	41
Assets of discontinued operations	3	—	539	—	542
Total Assets	$4,415	$4,373	$2,521	$(5,397)	$5,912

Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$2	$42	$48	$—	$92
Accrued liabilities:
Payroll and related expenses	2	28	40	—	70
Self-insured claims and related expenses	—	29	49	—	78
Accrued interest payable	52	—	—	(1)	51
Other	7	26	28	(6)	55
Deferred revenue	—	92	356	—	448
Liabilities of discontinued operations	—	—	139	—	139
Current portion of long-term debt	127	17	1	(106)	39
Total Current Liabilities	190	234	661	(113)	972

Long-Term Debt	3,812	1,711	346	(2,002)	3,867

Other Long-Term Liabilities:
Deferred taxes	—	455	270	(35)	690
Intercompany payable	341	—	330	(671)	—
Liabilities of discontinued operations	3	122	37	—	162
Other long-term obligations, primarily self-insured claims	17	22	130	—	169
Total Other Long-Term Liabilities	361	599	767	(706)	1,021

Shareholder’s Equity	52	1,829	747	(2,576)	52

Total Liabilities and Shareholder’s Equity	$4,415	$4,373	$2,521	$(5,397)	$5,912

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2014

(In millions)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$401	$7	$68	$—	$476

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(131)	141	29	(18)	21

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(3)	(11)	—	(14)
Other business acquisitions, net of cash acquired	—	(9)	(32)	—	(41)
Notes receivable, financial investments and securities, net	—	—	38	—	38
Net Cash Used for Investing Activities from Continuing Operations	—	(12)	(5)	—	(17)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(6)	(4)	(1)	—	(11)
Contribution to TruGreen Holding Corporation	(35)	—	—	—	(35)
Shareholders’ dividends	—	(9)	(9)	18	—
Net intercompany advances	30	(115)	85	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(11)	(128)	75	18	(46)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(8)	—	—	—	(8)
Cash used for investing activities	—	—	(2)	—	(2)
Cash used for financing activities	—	—	(3)	—	(3)
Net Cash Used for Discontinued Operations	(8)	—	(5)	—	(13)

Cash (Decrease) Increase During the Period	(150)	1	94	—	(55)

Cash and Cash Equivalents at End of Period	$251	$8	$162	$—	$421

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2013

(In millions)

	The
	ServiceMaster		Non-
	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$317	$7	$88	$—	$412

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(66)	69	30	(10)	23

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(3)	(6)	—	(9)
Other business acquisitions, net of cash acquired	—	(3)	—	—	(3)
Notes receivable, financial investments and securities, net	—	—	(4)	—	(4)
Net Cash Used for Investing Activities from Continuing Operations	—	(6)	(10)	—	(16)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1	—	—	—	1
Payments of debt	(8)	(3)	—	—	(11)
Discount paid on issuance of debt	(12)	—	—	—	(12)
Debt issuance costs paid	(5)	—	—	—	(5)
Shareholders’ dividends	—	(5)	(5)	10	—
Net intercompany advances	12	(52)	40	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(12)	(60)	35	10	(27)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(1)	—	(33)	—	(34)
Cash used for investing activities	—	—	(10)	—	(10)
Cash used for financing activities	—	—	(2)	—	(2)
Net Cash Used for Discontinued Operations	(1)	—	(45)	—	(46)

Cash (Decrease) Increase During the Period	(79)	3	10	—	(66)

Cash and Cash Equivalents at End of Period	$238	$10	$98	$—	$346

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “—Information Regarding Forward-Looking Statements.”

Overview

Our core services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, furniture repair and home inspection under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. Our operations for the periods presented in this report are organized into four principal reportable segments:  Terminix, American Home Shield, Franchise Services Group and Other Operations and Headquarters.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•                  customer retention rates,

•                  customer counts growth,

•                  operating revenue,

•                  operating expenses,

•      net (loss) income, and

•                  Adjusted EBITDA.

To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges that management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures designed to optimize cash flow, including the management of working capital and capital expenditures.

Customer Retention Rates and Customer Counts Growth.  We report our customer retention rates and growth in customer counts for our two largest revenue generating businesses in order to track the performance of those businesses. Customer counts represent our recurring customer base and include customers with active contracts for recurring services. At Terminix, these services are primarily delivered on an annual, quarterly or monthly frequency. Retention rates are calculated as the ratio of ending customer counts to the sum of beginning customer counts, new sales and acquired accounts for the applicable period. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies. See “—Segment Review.”

Operating Revenue.  Our operating revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our operating revenue in the Terminix and American Home Shield segments, and in our company-owned branches in the Merry Maids business, is impacted by new unit sales, the retention of our existing customers and tuck-in acquisitions. Operating revenue results in our franchise operations in the Franchise Services Group segment are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States. Approximately 98 percent of our annual operating revenue is generated by sales in the United States.

Operating Expenses.  In addition to the impact of changes in our operating revenue results, our operating results are affected by, among other things, the level of our operating expenses. A number of our operating expenses are subject to inflationary pressures, such as fuel, chemicals, raw materials, wages and salaries, employee benefits and health care, vehicle, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs.

Adjusted EBITDA.  We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before: income (loss) from discontinued operations, net of income taxes;

provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash goodwill and trade name impairment; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock-based compensation expense; restructuring charges; management and consulting fees; and non-cash effects attributable to the application of purchase accounting. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

Seasonality

We have seasonality in our business, which drives fluctuations in operating revenue and Adjusted EBITDA for interim periods. In 2013, approximately 22 percent, 28 percent, 27 percent and 23 percent of our operating revenue and approximately 23 percent, 29 percent, 28 percent and 20 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services, home inspection services and disaster restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services; severe winter storms which can impact our home cleaning business if we cannot travel to service locations due to hazardous road conditions; and extreme temperatures which can lead to an increase in service requests related to household systems and appliances, resulting in higher claim frequency and costs. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services; mild winters or summers which can lead to lower household systems and appliance claim frequency; and severe storms which can lead to an increase in demand for disaster restoration services.

TruGreen Spin-off

On January 14, 2014, we completed the TruGreen Spin-off. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company. In connection with the TruGreen Spin-off, the Company and TGLP entered into a transition services agreement pursuant to which the Company and its subsidiaries provide TGLP with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services allow the Company to fully recover the allocated direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except certain information technology services, which the Company expects to provide to TGLP beyond the two-year period). TGLP may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90-days written notice, in which case TGLP will be required to reimburse ServiceMaster for early termination costs.

In addition, the Company, Holdings, New TruGreen and TGLP entered into (1) a separation and distribution agreement containing key provisions relating to the separation of the TruGreen Business and the distribution of New TruGreen common stock to Holdings’ stockholders (including relating to specified TruGreen legal matters with respect to which we have agreed to retain liability, as well as insurance coverage, non-competition, indemnification and other matters), (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to New TruGreen and its subsidiaries generally to the Company for tax periods (or portions thereof) ending on or before January 14, 2014 and generally to New TruGreen for tax periods (or portions thereof) beginning after that date.

Under this transition services agreement, in the three months ended March 31, 2014, the Company recorded $10 million of fees due from TGLP, which is included, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive loss. As of March 31, 2014, all amounts owed by TGLP under this agreement have been paid.

During the three months ended March 31, 2014, the Company processed certain of TGLP’s accounts payable transactions. Through this process, in the three months ended March 31, 2014, $44 million was paid on TGLP’s behalf, of which $41 million was repaid by TGLP.  As of March 31, 2014, the Company recorded a $3 million receivable due from TGLP, which is included in Receivables on the condensed consolidated statement of financial position.

Results of Operations

	Three months ended March 31,		Increase (Decrease)		% of Operating Revenue
(In millions)	2014	2013	2014 vs. 2013		2014	2013
Operating Revenue	$533	$514	3.7%		100.0%	100.0%
Cost of services rendered and products sold	288	270	6.6		54.0	52.5
Selling and administrative expenses	151	158	(4.4)		28.4	30.8
Amortization expense	13	13	0.8		2.4	2.5
Impairment of software and other related costs	48	—		*	9.0	—
Restructuring charges	5	3	55.6		0.9	0.6
Interest expense	61	60	1.9		11.5	11.7
Interest and net investment income	(6)	(2)	146.4		(1.0)	(0.4)
(Loss) Income from Continuing Operations before Income Taxes	(27)	12		*	(5.1)	2.4
(Benefit) Provision for income taxes	(9)	6		*	(1.7)	1.2
(Loss) Income from Continuing Operations	(18)	6		*	(3.4)	1.3
Loss from discontinued operations, net of income taxes	(95)	(29)		*	(17.8)	(5.7)
Net Loss	$(113)	$(23)		*	(21.2)%	(4.5)%

*                             not meaningful

Three Months Ended March 31, 2014 and 2013

Operating Revenue

We reported operating revenue of $533 million for the first quarter of 2014, a $19 million or 3.7 percent increase compared to the first quarter of 2013. A summary of changes in operating revenue for each of our reporting segments is included in the table below. See “—Segment Review” for a discussion of the drivers of the year over year changes.

(In millions)	Terminix	American Home Shield	Franchise Services Group	Other Operations and Headquarters	Total
Three months ended March 31, 2013	$313	$143	$56	$2	$514
Pest Control	3	—	—	—	3
Termite	4	—	—	—	4
Home Warranties(1)	—	8	—	—	8
Franchise-Related Revenue	—	—	4	—	4
Three months ended March 31, 2014	$320	$151	$60	$2	$533

(1)   Includes approximately $5 million as a result of the acquisition of HSA on February 28, 2014.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $288 million and $270 million for the first quarter of 2014 and 2013, respectively. The following table provides a summary of changes in cost of services rendered and products sold for the first quarter of 2014 compared with the first quarter of 2013 for each of our reporting segments:

(In millions)	Terminix	American Home Shield	Franchise Services Group	Other Operations and Headquarters	Total
Three months ended March 31, 2013	$171	$71	$24	$4	$270
Change in operating revenue	3	4	3	—	10
Contract claims	—	4	—	—	4
Insurance program	—	—	—	2	2
Labor efficiency	1	—	—	—	1
Other	1	(1)	2	(1)	1
Three months ended March 31, 2014	$176	$78	$29	$5	$288

Favorable adjustments to reserves for prior year contract claims of $1 million and $5 million were recorded at American Home Shield in the first quarter of 2014 and 2013, respectively. The increase in expenses in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends. The decrease in labor efficiency at Terminix was primarily driven by increased staffing in customer care centers to improve service levels.

Selling and Administrative Expenses

Selling and administrative expenses decreased $7 million to $151 million for the first quarter of 2014 compared to $158 million for the first quarter of 2013. A $3 million reduction in tax-related reserves was recorded in the first quarter of 2013 for which there was no similar adjustment recorded in the first quarter of 2014. The remaining decrease of $10 million primarily reflected a decrease in costs in our centers of excellence driven by the transition of certain costs to New TruGreen and other cost reductions realized through recent initiatives discussed further under Restructuring Charges below; and a decrease in technology costs at American Home Shield driven by the decision to abandon its efforts to deploy a new operating system.

Amortization Expense

Our portfolio of intangible assets has remained relatively stable, and, as a result, amortization expense was $13 million in the first quarter of 2014 and 2013.

Impairment of Software and Other Related Costs

The Company recorded an impairment charge of $48 million in the first quarter of 2014 relating to its decision to abandon its efforts to deploy a new operating system at American Home Shield. This decision will allow us to more effectively focus our energy and resources on driving growth and serving our customers. Included in this charge are the impairment of the capitalized software of $45 million and the recognition of the remaining liabilities associated with the termination of lease, maintenance and hosting agreements totaling $3 million.

Restructuring Charges

We incurred restructuring charges of $5 million and $3 million for the first quarter of 2014 and 2013, respectively. Restructuring charges were comprised of the following:

	Three months ended March 31,
(In millions)	2014	2013
Terminix branch optimization(1)	$1	$1
Centers of excellence initiative(2)	4	2
Total restructuring charges	$5	$3

(1)         For the three months ended March 31, 2014, these charges included severance costs. For the three months ended March 31, 2013, these charges included lease termination costs.

(2)         Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations that we refer to as centers of excellence. For the three months ended March 31, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million. For the three months ended March 31, 2013, these charges included professional fees of $1 million and severance and other costs of $1 million. During the remainder of 2014, we will continue to assess the mix and cost of our Company-wide administrative services in light of the TruGreen Spin-off. We do not expect additional charges related to this initiative to be significant.

Interest Expense

Interest expense totaled $61 million and $60 million for the first quarter of 2014 and 2013, respectively. Our average long-term debt balance and average interest rate for the first quarter of 2014 were comparable to the first quarter of 2013.

Interest and Net Investment Income

Interest and net investment income totaled $6 million and $2 million for the first quarter of 2014 and 2013, respectively, and was comprised of the following:

	Three months ended March 31,
(In millions)	2014	2013
Realized gains(1)	$5	$1
Deferred compensation trust(2)	—	1
Other(3)	1	—
Total interest and net investment income	$6	$2

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

(3)         Includes interest income on other cash balances.

(Loss) Income from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes was $27 million for the first quarter of 2014 compared to income from continuing operations before income taxes of $12 million for the first quarter of 2013. The decrease in income from continuing operations before income taxes for the first quarter of 2014 compared to the first quarter of 2013 of $39 million primarily reflects the net effect of year over year changes in the following items:

(In millions)	2014 Compared to 2013
Segment results(1)	$12
Impairment of software and other related costs(2)	(48)
Restructuring charges(3)	(2)
Interest expense(4)	(1)
$(39)

(1)         Represents the net change in Adjusted EBITDA as described in “—Segment Review.”

(2)         Represents a $48 million impairment of software and other related costs at American Home Shield recorded in the first quarter of 2014 as described in “—Impairment of Software and Other Related Costs.”

(3)         Represents the net change in restructuring charges related primarily to the impact of a branch optimization project at Terminix and an initiative to enhance capabilities and reduce costs in our centers of excellence at Other Operations and Headquarters. Our centers of excellence are functions at our headquarters that provide Company-wide administrative services for our operations. See “—Restructuring Charges” for further details.

(4)         Represents the net change in interest expense as described in “— Interest Expense.”

(Benefit) Provision for Income Taxes

The effective tax rate on (loss) income from continuing operations was a benefit of 33.2 percent for the first quarter of 2014 compared to a provision of 48.3 percent for the first quarter of 2013. The effective tax rate for the first quarter of 2014 was impacted by various discrete events, including an adjustment to deferred state taxes resulting from a change in the Company’s state apportionment factors primarily attributable to the TruGreen Spin-off. The effective tax rate for the first quarter of 2013 was impacted by the reclassification of the TruGreen Business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Net Loss

Net loss for the first quarter of 2014 was $113 million compared to $23 million for the first quarter of 2013. The $90 million increase was primarily driven by a $39 million decrease in income from continuing operations before income taxes and a $66 million increase in loss from discontinued operations, net of tax, offset, in part, by a $15 million increase in benefit for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to our condensed consolidated financial statements included in this report.

During the first quarter of 2014, the Company changed the composition of its reportable segments. Merry Maids, previously reported within the Other Operations and Headquarters segment, is now combined with ServiceMaster Clean and reported together as the Franchise Services Group segment. The composition of our reportable segments is consistent with that used by our CODM to evaluate performance and allocate resources. The changes in the composition of the Company’s reportable segments have been reflected in the historical results for all periods presented herein.

During the first quarter of 2014, the Company changed its methodology for allocating general corporate overhead expenses. In prior periods, allocations were limited to corporate support services incurred directly on behalf of each reportable segment. Under the revised method, certain expenses related to general corporate support services previously reflected in the Other Operations and Headquarters segment are now allocated to each reportable segment. This change has no impact to the Company’s consolidated net income or Adjusted EBITDA.

Operating Revenue and Adjusted EBITDA by operating segment are as follows:

	Three months ended March 31,		Increase (Decrease)
(In millions)	2014	2013	2014 vs. 2013
Operating Revenue:
Terminix	$320	$313	2.2%
American Home Shield	151	143	5.5%
Franchise Services Group	60	56	8.1%
Other Operations and Headquarters	2	2	(5.7)%
Total Operating Revenue	$533	$514	3.7%

Adjusted EBITDA:(1)
Terminix	$78	$75	3.6%
American Home Shield	23	21	9.0%
Franchise Services Group	18	17	1.5%
Other Operations and Headquarters	(4)	(10)	66.2%
Total Adjusted EBITDA	$115	$103	11.6%

(1)                               See Note 14 for our definition of Adjusted EBITDA and reconciliation thereof to net loss.

The table below presents selected operating metrics related to customer counts and customer retention for our Terminix and American Home Shield segments.

	As of March 31,
	2014	2013
Terminix—
Reduction in Pest Control Customers	(1.8)%	(0.5)%
Pest Control Customer Retention Rate	79.1%	78.8%
Reduction in Termite Customers	(2.6)%	(1.9)%
Termite Customer Retention Rate	84.9%	85.4%
American Home Shield—
Growth (Reduction) in Home Warranties(1),(2)	10.3%	(2.4)%
Customer Retention Rate(1),(2)	75.9%	73.5%

(1)                                 As of March 31, 2014, excluding the impact of the HSA acquisition, the growth in home warranties and the customer retention rate for our American Home Shield segment was 0.8 percent and 74.5 percent, respectively.

(2)                                 The operating metrics related to customer counts and customer retention for our American Home Shield segment have been refined to exclude preventative maintenance customers as this service is no longer being offered by the Company.

Terminix Segment

First Quarter of 2014 Compared to First Quarter of 2013

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 2.2 percent increase in operating revenue and a 3.6 percent increase in Adjusted EBITDA for the first quarter of 2014 compared to the first quarter of 2013.

Operating Revenue

Operating Revenue by service line is as follows:

	Three months ended March 31,		% of Operating Revenue
(In millions)	2014	2013	2014
Pest Control	$176	$173	54.9%
Termite	132	128	41.2%
Other	12	12	3.9%
Total operating revenue	$320	$313	100.0%

Pest control revenue increased 1.6 percent compared to the first quarter of 2013, reflecting improved price realization, offset, in part, by a 1.8 percent decrease in pest control customer counts. The decrease in pest control customer counts as of March 31, 2014 compared to March 31, 2013 was driven by a decrease in new unit sales and acquisitions, offset, in part, by a 30 bps increase in the customer retention rate.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased 3.4 percent compared to the first quarter of 2013. Termite renewal revenue comprised 60 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects introductions of new products (wildlife exclusion and crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales driven by colder weather conditions. Termite customer counts decreased 2.6 percent compared to March 31, 2013, driven by a decrease in traditional new unit sales and acquisitions and a 50 bps decrease in the customer retention rate, offset, in part, by the introduction of new products.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the first quarter of 2014 compared with the first quarter of 2013:

(In millions)
Three months ended March 31, 2013	$75
Change in operating revenue	4
Labor efficiency	(1)
Selling and administrative expenses	1
Other	(1)
Three months ended March 31, 2014	$78

The decrease in labor efficiency was primarily driven by increased staffing in customer care centers. The decrease in selling and administrative expenses was driven by cost reductions achieved in the quarter.

American Home Shield Segment

First Quarter of 2014 Compared to First Quarter of 2013

The American Home Shield segment, which provides home warranties for household systems and appliances, reported a 5.5 percent increase in operating revenue and a 9.0 percent increase in Adjusted EBITDA for the first quarter of 2014 compared to the first quarter of 2013. On February 28, 2014, we acquired HSA, a company with 2013 revenue of approximately $62 million.

Operating Revenue

As of March 31, 2014 compared to March 31, 2013, customer counts increased 10.3 percent, and the customer retention rate increased 240 bps. Excluding HSA, for the same period, customer counts increased 0.8 percent, and the customer retention rate increased 100 bps. The operating revenue results reflect the 0.8 percent increase in customer counts and improved price realization, primarily driven by a favorable product mix. Additionally, the HSA acquisition contributed approximately $5 million in revenue in the first quarter of 2014.

Impairment of Software and Other Related Costs

In February 2014, American Home Shield made the decision to abandon its efforts to deploy a new operating system. This decision will allow us to more effectively focus our energy and resources on driving growth and serving our customers. Important factors that led to this decision include:

•                  the ongoing operational costs of the new operating system would have been high;

•                  plans to achieve economies of scale by expanding the technology beyond American Home Shield to other business units were adversely impacted by the TruGreen Spin-off;

•                  enhancements to our existing operating system enabled it to support our needs;

•                  certain planned benefits of the new operating system can be achieved through other means; and

•                  we will now be able to invest our resources in areas that will allow us to focus on growing our business.

We recorded an impairment charge of $48 million in the first quarter of 2014 relating to this decision.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the first quarter of 2014 compared with the first quarter of 2013:

(In millions)
Three months ended March 31, 2013	$21
Change in operating revenue	4
Interest and net investment income	4
Contract claims	(4)
Tax-related reserves	(3)
Selling and administrative expenses	1
Three months ended March 31, 2014	$23

In the first quarter of 2014 and 2013, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $5 million and $1 million, respectively, and favorable adjustments to reserves for prior year contract claims of $1 million and $5 million, respectively. Additionally, a $3 million reduction in tax-related reserves was recorded in the first quarter of 2013 for which there was no similar adjustment recorded in the first quarter of 2014. The decrease in selling and administrative expenses primarily included lower technology costs driven by the decision to abandon its efforts to deploy a new operating system, offset, in part, by the addition of administrative costs as a result of the acquisition of HSA.

Franchise Services Group Segment

First Quarter of 2014 Compared to First Quarter of 2013

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (furniture repair) and AmeriSpec (home inspection) businesses, reported an 8.1 percent increase in operating revenue and a 1.5 percent increase in Adjusted EBITDA for the first quarter of 2014 compared to the first quarter of 2013.

Operating Revenue

Operating Revenue by service line is as follows:

	Three months ended March 31,		% of Operating Revenue
(In millions)	2014	2013	2014
Royalty Fees	$29	$28	47.3%
Company-Owned Merry Maids Branches	15	15	24.5%
Janitorial National Accounts	7	5	11.9%
Sales of Products	7	5	10.9%
Other	2	3	5.4%
Total operating revenue	$60	$56	100.0%

Royalty fees increased 3.1 percent compared to the first quarter of 2013, primarily driven by increases in disaster restoration services. Revenue from company-owned Merry Maids branches was comparable to the first quarter of 2013 with customer counts as of March 31, 2014 comparable to March 31, 2013. Revenue from janitorial national accounts increased 44.0 percent compared to the first quarter of 2013, driven by strong sales activity. Sales of products to franchisees increased 40.4 percent compared to the first quarter of 2013, driven by high franchisee demand for equipment.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the first quarter of 2014 compared with the first quarter of 2013:

(In millions)
Three months ended March 31, 2013	$17
Change in operating revenue	1
Three months ended March 31, 2014	$18

The impact of the increase in operating revenue was driven by the increase in royalty fees and increases in relatively low margin revenue from janitorial national accounts and sales of products to franchisees.

Other Operations and Headquarters Segment

First Quarter of 2014 Compared to First Quarter of 2013

This segment includes SMAC and our headquarters functions. The segment reported a 66.2 percent increase in Adjusted EBITDA for the first quarter of 2014 compared to the first quarter of 2013.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the first quarter of 2014 compared with the first quarter of 2013:

(In millions)
Three months ended March 31, 2013	$(10)
Insurance program	(2)
Selling and administrative expenses	8
Three months ended March 31, 2014	$(4)

The increased expenses in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends. The decrease in selling and administrative expenses primarily included decreased costs in our centers of excellence driven by the transition of certain costs to New TruGreen and other cost reductions realized through recent initiatives.

Discontinued Operations

On January 14, 2014, we completed the TruGreen Spin-off resulting in the spin-off of the assets and certain liabilities of the TruGreen Business through a tax-free, pro rata dividend to Holdings’ stockholders. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company. The TruGreen Business experienced a significant downturn in recent years. Since 2011, the TruGreen Business lost 400,000 customers, or 19 percent of its customer base. The TruGreen Business’s operating margins also eroded during this time-frame due to production inefficiencies, higher chemical costs and inflationary pressures, compounded by lower fixed cost leverage as falling customer counts drove revenue down. The TruGreen Business experienced operating revenue and Adjusted EBITDA declines of 18.6 percent and 87.6 percent, respectively, from 2011 to 2013. In light of these developments, we made the decision to effect the TruGreen Spin-off, which we expect will enable the Company’s management to increase its focus on Terminix, American Home Shield and the Franchise Services Group segment while providing New TruGreen, as an independently operated, private company, the time and focus required to execute a turnaround. In addition, the TruGreen Spin-off was effected to enhance Holdings’ ability to complete an IPO of its common stock, the proceeds of which are expected to be used to reduce consolidated indebtedness.

As a result of the TruGreen Spin-off, we were required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions were developed with the view of the TruGreen Business as a stand-alone company, resulting in an increase in the assumed discount rate of 350 bps as compared to the discount rate used in the October 1, 2013 impairment test for the TruGreen trade name. This interim impairment analysis resulted in a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) to reduce the carrying value of the TruGreen trade name to its estimated fair value. This impairment charge was recorded in Loss from discontinued operations, net of income taxes, in the first quarter of 2014.

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the TruGreen Business and the previously sold businesses noted in the 2013 Form 10-K.

The operating results of discontinued operations are as follows:

	Three months ended March 31,
(In millions)	2014	2013
Operating Revenue	$6	$94

Loss before income taxes(1)	(155)	(50)
Benefit for income taxes(1)	(60)	(21)
Loss from discontinued operations, net of income taxes(1)	$(95)	$(29)

(1)                                 During the first quarter of 2014, a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) was recorded to reduce the carrying value of the TruGreen trade name to its estimated fair value.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs is due to service requirements on our significant indebtedness. The agreements governing the Term Facilities, the 2020 Notes and the Revolving Credit Facility contain covenants that limit or restrict the ability of ServiceMaster and certain of its subsidiaries to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2014, we were in compliance with the covenants under these agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Revolving Credit Facility. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of March 31, 2014, we had $242 million of remaining capacity available under the Revolving Credit Facility. Our borrowing capacity will decrease to $183 million on July 25, 2014.

Cash and short- and long-term marketable securities totaled $534 million as of March 31, 2014, compared with $625 million as of December 31, 2013. Cash and short- and long-term marketable securities include balances associated with regulatory requirements at American Home Shield. See “—Limitations on Distributions and Dividends by Subsidiaries.” American Home Shield’s investment portfolio has been invested in a combination of high-quality, short-duration fixed-income securities and equities. We closely monitor the performance of the investments. From time to time, we review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2014, the estimated fair value of our fuel swap contracts was a net asset of $1 million, and we had posted $1 million in letters of credit as collateral under our fuel hedging program, none of which were issued under our Revolving Credit Facility. The continued use of letters of credit for this purpose could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in its condensed consolidated financial statements.

Term Facilities

As of March 31, 2014, we had approximately $2,184 million of outstanding borrowings under our Term Loan Facility, maturing January 31, 2017, after including the unamortized portion of the original issue discount paid.

Senior Notes

The 8% 2020 Notes will mature on February 15, 2020, and the 7% 2020 Notes will mature on August 15, 2020. On March 24, 2014, Holdings filed a Registration Statement on Form S-1 with the SEC for an IPO. As disclosed in such Form S-1, Holdings intends to use the net proceeds of the IPO to redeem a portion of the 8% 2020 Notes at 108% of the principal amount thereof, plus accrued and unpaid interest, and redeem a portion of the 7% 2020 Notes at 107% of the principal amount thereof, plus accrued and unpaid interest. No assurance can be given that the IPO will be completed and that our obligations under the 2020 Notes will be reduced as intended.

Fleet and Equipment Financing Arrangements

We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs in 2014 through the leasing program under the Fleet Agreement. For the first quarter of 2014, we acquired $2 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent as of March 31, 2014. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate that new lease financings under the Fleet Agreement for the full year 2014 will range from approximately $15 million to $25 million.

Limitations on Distributions and Dividends by Subsidiaries

ServiceMaster is a holding company, and as such we have no independent operations or material assets other than ownership of equity interests in our subsidiaries. We depend on our subsidiaries to distribute funds to us so that we may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.

The terms of the indenture governing the 2020 Notes and the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of March 31, 2014, the total net assets subject to these third-party restrictions was $184 million. We expect that such limitations will be in effect through the end of 2014. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of March 31, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $29 million and $14 million as of March 31, 2014 and December 31, 2013, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows from Operating Activities from Continuing Operations

Net cash provided from operating activities from continuing operations decreased $2 million to $21 million for the first quarter of 2014 compared to $23 million for the first quarter of 2013.

Net cash provided from operating activities for the first quarter of 2014 was comprised of $57 million in earnings adjusted for non-cash charges, offset, in part, by a $33 million increase in cash required for working capital and $3 million in cash payments related to restructuring charges. Working capital requirements for the first quarter of 2014 were adversely impacted by the timing of interest payments on the 2020 Notes, incentive compensation payments related to 2013 performance and seasonal activity.

Net cash provided from operating activities for the first quarter of 2013 was comprised of $45 million in earnings adjusted for non-cash charges, offset, in part, by an $18 million increase in cash required for working capital and $4 million in cash payments related to restructuring charges. Working capital requirements for the first quarter of 2013 were adversely impacted by the timing of interest payments on the 2020 Notes, incentive compensation payments related to 2012 performance and seasonal activity.

Cash Flows from Investing Activities from Continuing Operations

Net cash used for investing activities from continuing operations was $17 million for the first quarter of 2014 compared to $16 million for the first quarter of 2013.

Capital expenditures increased to $14 million for the first quarter of 2014 from $9 million in the first quarter of 2013 and included recurring capital needs and information technology projects. We anticipate that capital expenditures for the full year 2014 will range from approximately $55 million to $65 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions for the first quarter of 2014 totaled $41 million, compared with $3 million for the first quarter of 2013. On February 28, 2014, we acquired HSA, based in Madison, Wisconsin, for cash consideration of $32 million. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at levels consistent with prior periods.

Cash flows provided from notes receivable, financial investments and securities, net, for the first quarter of 2014 were $38 million and were primarily driven by the sale of marketable securities at American Home Shield. Cash flows used for notes receivable, financial investments and securities, net, for the first quarter of 2013 were $4 million and were primarily driven by increased investments in marketable securities at American Home Shield, offset, in part, by collections of amounts financed by SMAC.

Cash Flows from Financing Activities from Continuing Operations

Net cash used for financing activities from continuing operations was $46 million for the first quarter of 2014 compared to $27 million for the first quarter of 2013.

During the first quarter of 2014, we made scheduled principal payments on long-term debt of $11 million. Additionally, the Company contributed $35 million to New TruGreen during the first quarter of 2014.

During the first quarter of 2013, we made scheduled principal payments on long-term debt of $9 million and made payments on other long-term financing obligations of $2 million. Additionally, the Company borrowed an incremental $1 million, paid $12 million in original issue discount and paid debt issuance costs of $5 million during the first quarter of 2013.

Contractual Obligations

The 2013 Form 10-K includes disclosure of our contractual obligations and commitments as of December 31, 2013. We continue to make the contractually required payments, and, therefore, the 2014 obligations and commitments as listed in the 2013 Form 10-K have been reduced by the required payments. Additionally, the TruGreen Spin-off has reduced our contractual obligations and commitments as reported as of December 31, 2013. While contractual obligations relating to principal repayments, estimated interest payments, non-cancelable operating leases and other long-term liabilities of the TruGreen Business are separately identifiable and were transferred to New TruGreen pursuant to the Separation and Distribution Agreement, purchase obligations generally relate to Company-wide spend and commitments of multiple business segments and, therefore, the obligations which were transferred to New TruGreen are more difficult to separately identify and are included in costs under the transition services agreement. We are in the process of negotiating the transfers of these contractual obligations to New TruGreen. The impact of the TruGreen Spin-off was the only material change in our previously disclosed contractual obligations and commitments during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had off-balance sheet arrangements in the form of guarantees as discussed in Note 4 of our condensed consolidated financial statements.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Regulatory Matters

In April 2014, the Bureau of Consumer Financial Protection (the “CFPB”) issued a Civil Investigative Demand (the “CID”) to American Home Shield seeking documents and information to determine whether home warranty providers or other unnamed persons have engaged or are engaging in unlawful acts and practices in connection with referral arrangements and relationships in violation of the Real Estate Settlement Procedures Act and its implementing regulation (“RESPA”) and other laws enforceable by the CFPB. American Home Shield intends to comply with its obligations to respond to the CID and believes that it has complied with RESPA and other laws applicable to American Home Shield’s home warranty business. If the CFPB determines to bring an enforcement action, it could include demands for money penalties, changes to certain of American Home Shield’s business practices and customer restitution or disgorgement.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; customer retention; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key personnel; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home warranty claims; estimates of future payments under operating and capital leases; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in this report, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•                  weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;

•                  our ability to successfully implement our business strategies;

•                  our recognition of future impairment charges;

•                  adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;

•                  increases in prices for fuel and raw materials;

•                  changes in the source and intensity of competition in our market segments;

•                  adverse weather conditions;

•                  our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;

•                  our franchisees and third-party distributors and vendors taking actions that harm our business;

•                  disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;

•                  changes in our services or products;

•                  our ability to protect our intellectual property and other material proprietary rights;

•                  negative reputational and financial impacts resulting from future acquisitions or strategic transactions;

•                  laws and governmental regulations and legal proceedings and investigations increasing our legal and regulatory expenses;

•                  compliance with, or violation of, environmental, health and safety laws and regulations;

•                  increases in interest rates increasing the cost of servicing our substantial indebtedness;

•                  increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;

•                  restrictions contained in our debt agreements;

•                  our ability to refinance all or a portion of our indebtedness or obtain additional financing; and

•                  other factors described in this report and from time to time in documents that we file with the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The economy and its impact on discretionary consumer spending, labor wages, fuel prices and other material costs, home resales, unemployment rates, insurance costs and medical costs could have a material adverse impact on future results of operations.

We do not hold or issue derivative financial instruments for trading or speculative purposes. We have entered into specific financial arrangements, primarily fuel swap agreements, and in the past interest rate swap agreements, in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions could have a material impact on our financial statements.

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt. In our opinion, the market risk associated with debt obligations and other significant instruments as of March 31, 2014 has not materially changed from December 31, 2013 (see Item 7A of the 2013 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 11 million gallons of fuel in 2014. A ten percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts. Our exposure to changes in fuel prices has not significantly changed our per gallon fuel costs since December 31, 2013.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. We do not enter into these contracts for trading or speculative purposes. As of March 31, 2014, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $21 million, maturing through 2014. The estimated fair value of these contracts as of March 31, 2014 was a net asset of $1 million. These fuel swap contracts provide a fixed price for approximately 68 percent of our estimated fuel usage for the remainder of 2014.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. ServiceMaster’s Chief Executive Officer, Robert J. Gillette, and ServiceMaster’s Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated ServiceMaster’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Messrs. Gillette and Haughie have concluded that both the design and operation of ServiceMaster’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting. No change in ServiceMaster’s internal control over financial reporting occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, ServiceMaster’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting business activities, ServiceMaster and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. At this time, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

The Company encourages you to read carefully all of the risks and uncertainties described below, as well as other information included in this report, including our consolidated financial statements and related notes appearing in this report. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial position, results of operations or cash flows. This report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business and Our Industry

Weakening in general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our business, financial position, results of operations and cash flows.

A substantial portion of our results of operations is dependent upon spending by consumers. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas and Florida, which collectively represented approximately one-third of our 2013 operating revenue in our Terminix and American Home Shield segments, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce the demand for our services and adversely impact our business, financial position, results of operations and cash flows. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth or other initiatives. Our various business strategies and initiatives, including growth of our customer base, introduction of new service offerings, geographic expansion, growth of our commercial business and enhancement of profitability, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

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

We have significant amounts of goodwill and intangible assets, such as trade names, and have incurred impairment charges in 2013 and earlier periods with respect to goodwill and intangible assets.  In the first quarter of 2014 we incurred impairment charges with respect to fixed assets, and we have also incurred impairment charges in the past in connection with our disposition activities. In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test annually, or more frequently if there are indicators of impairment, including:

•                  significant adverse changes in the business climate, including economic or financial conditions;

•                  significant adverse changes in expected operating results;

•                  adverse actions or assessments by regulators;

•                  unanticipated competition;

•                  loss of key personnel; and

•                  a current expectation that it is more likely than not that a reporting unit or intangible asset will be sold or otherwise disposed of.

In each of the past three years based on lower projected revenue and operating results for TruGreen, we recorded pre-tax non-cash impairment charges to reduce the carrying value of TruGreen’s goodwill and the TruGreen trade name, respectively, as a result of our interim or annual impairment testing of indefinite-lived intangible assets. These charges were $418 million and $256 million, respectively in 2013, and $790 million and $119 million, respectively, in 2012.

As a result of the TruGreen Spin-off, we performed an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions used in this analysis were based on the TruGreen Business as a standalone company, and resulted in an impairment charge of $139 million during the first quarter of 2014.

In February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. We recorded an impairment charge of $48 million in the first quarter of 2014 relating to this decision.

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

Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under the Credit Facilities, to the extent we may seek them in the future, thereby causing us to be in default under one or more of the

Credit Facilities. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced, or that could result in an increase in the time it takes our customers to pay us, or that could lead to a decrease in pricing for our services and products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. Volatile swings in the commercial real estate segment could also impact the demand for our services as landlords cut back on services provided to their tenants. In addition, adverse developments at federal, state and local levels associated with budget deficits resulting from economic conditions could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses, including us, to generate more tax revenues, which could negatively impact spending by commercial customers and municipalities on our services.

Our market segments are highly competitive. Competition could reduce our share of the market segments served by us and adversely impact our reputation, business, financial position, results of operations and cash flows.

We operate in highly competitive market segments. Changes in the source and intensity of competition in the market segments served by us impact the demand for our services and may also result in additional pricing pressures. The relatively low capital cost of entry into certain of our business categories has led to strong competitive market segments, including competition from smaller regional and local owner-operated companies. Regional and local competitors operating in a limited geographic area may have lower labor, benefits and overhead costs. The principal methods of competition in our businesses include name recognition, quality and speed of service, customer satisfaction, reputation and pricing. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced market segment share, reduced pricing or adversely impact our reputation, business, financial position, results of operations and cash flows.

Weather conditions and seasonality affect the demand for our services and our results of operations and cash flows.

The demand for our services and our results of operations are affected by weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and by the seasonal nature of our termite and pest control services, home inspection services, home warranties and disaster restoration services. Adverse weather conditions (e.g., cooler temperatures or droughts), whether created by climate change factors or otherwise, can impede the development of the termite swarm and lead to lower demand for our termite remediation services. Severe winter storms can also impact our home cleaning business if personnel cannot travel to service locations due to hazardous road conditions. In addition, extreme temperatures can lead to an increase in service requests related to household systems and appliances in our American Home Shield business, resulting in higher claim frequency and costs and lower profitability, thereby adversely impacting our business, financial position, results of operations and cash flows.

Increases in raw material prices, fuel prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance is affected by the level of our operating expenses, such as fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. We cannot predict what effect recent global events or any future Middle East or other crisis could have on fuel prices, but it is possible that such events could lead to higher fuel prices. With respect to fuel, our Terminix fleet, which consumes approximately 11 million gallons annually, has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. In 2014, we expect to use approximately 11 million gallons of fuel. A ten percent change in fuel prices would result in a change of approximately $4 million in our 2014 fuel cost before considering the impact of fuel swap contracts. Although based upon Department of Energy fuel price forecasts, as well as the hedges we have executed to date for 2014, we have projected that fuel prices will not significantly increase our per gallon fuel costs for 2014 compared to 2013, those forecasts and projections may not prove correct. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not be able to attract and retain qualified key executives or transition smoothly to new leadership, which could adversely impact us and our businesses and inhibit our ability to operate and grow successfully.

The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel and the smooth transition of new senior leadership. We have recently enhanced our senior management team, including through the hiring of Robert J. Gillette as Chief Executive Officer and Alan J. M. Haughie as Chief Financial Officer. Any inability to attract in a timely manner other qualified key executives, retain our leadership team and recruit other important personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

Our franchisees and third-party distributors and vendors could take actions that could harm our business.

For the quarter ended March 31, 2014, and the year ended December 31, 2013, $33 million and $137 million, respectively, of our consolidated operating revenue was received in the form of franchise revenues. Accordingly, our financial results are dependent in part upon the operational and financial success of our franchisees. Our franchisees, third-party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, third-party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third-party distributors and vendors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party distributors and vendors. In addition, our relationship with our franchisees, third-party distributors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Disruptions or failures in our information technology systems could create liability for us or limit our ability to effectively monitor, operate and control our operations and adversely impact our reputation, business, financial position, results of operations and cash flows.

Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. As the development and implementation of our information technology systems (including our operating systems) evolve, we may elect to modify, replace or abandon certain technology initiatives, which could result in write-downs. For example, in February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. We recorded an impairment charge of $48 million in the first quarter of 2014 relating to this decision.

Any disruption in, capacity limitations, instability or failure to operate as expected of, our information technology systems, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely impacted, and any of these circumstances could adversely impact our reputation, business, financial position, results of operations and cash flows.

Changes in the services we deliver or the products we use could impact our reputation, business, financial position, results of operations and cash flows and our future plans.

Our financial performance is affected by changes in the services and products we offer our customers. For example, Terminix has been developing new products relating to mosquito control and wildlife exclusion. In addition, in the second quarter of 2014, our ServiceMaster Restore and AmeriSpec teams intend to introduce InstaScope, a new, proprietary technology for instant mold detection and water categorization. There can be no assurance that our new strategies or product offerings will succeed in increasing operating revenue and growing profitability. An unsuccessful execution of new strategies, including the rollout or adjustment of our new services or products or sales and marketing plans, could cause us to re-evaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows and our future plans.

If we fail to protect the security of personal information about our customers, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify our systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in applications related to our systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, ServiceMaster, Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

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

Laws and government regulations applicable to our businesses and legal proceeding and investigations could increase our legal and regulatory expenses, and impact our business, financial position, results of operations and cash flows.

Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, insurance and home warranties, employee benefits, marketing (including, without limitation, telemarketing) and advertising, the application and use of pesticides and other chemicals. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including proposed legislation, such as the Employee Free Choice Act, the Paycheck Fairness Act and the Arbitration Fairness Act; environmental regulations related to chemical use, climate change, equipment efficiency standards, refrigerant production and use and other environmental matters; other consumer protection laws or regulations; health care coverage; or “do-not-knock,” “do-not-mail,” “do-not-leave” or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation or governmental investigations, suffer losses to our reputation or suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

In April 2014, the CFPB issued a CID to American Home Shield seeking documents and information to determine whether home warranty providers or other unnamed persons have engaged or are engaging in unlawful acts and practices in connection with referral arrangements and relationships in violation of RESPA and other laws enforceable by the CFPB. American Home Shield intends to comply with its obligations to respond to the CID and believes that it has complied with RESPA and other laws applicable to American Home Shield’s home warranty business. If the CFPB determines to bring an enforcement action, it could include demands for money penalties, changes to certain of American Home Shield’s business practices and customer restitution or disgorgement.

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

Compliance with, or violation of, environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with the U.S. Environmental Protection Agency, or the “EPA,” and similar state agencies before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the withdrawal from the market place of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re- registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous associates, we may be unable to prevent violations of these or other regulations from occurring. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The regulations may also apply to third-party vendors who are hired to repair or remediate property and who may fail to comply with environmental laws, health and safety regulations and subject us to risk of legal exposure. The costs of compliance, non-compliance, remediation, combating unfavorable public perceptions or defending products liability lawsuits could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, business, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

In addition, when a third-party provider relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, there are significant risks associated with any transitioning activities.

Our future success depends on our ability to attract, retain and maintain positive relations with trained workers and third-party contractors.

Our future success and financial performance depend substantially on our ability to attract, train and retain workers, attract and retain third-party contractors and ensure third-party contractor compliance with our policies and standards. Our ability to conduct our operations is in part impacted by our ability to increase our labor force, including on a seasonal basis, which may be adversely impacted by a number of factors. In the event of a labor shortage, we could experience difficulty in delivering our services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain associates, which would result in higher operating costs and reduced profitability. New election rules by the National Labor Relations Board, including “expedited elections” and restrictions on appeals, could lead to increased organizing activities at our subsidiaries or franchisees. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. In addition, potential competition from key associates who leave ServiceMaster could impact our ability to maintain our market segment share in certain geographic areas.

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of March 31, 2014, we had $3,904 million of total long-term consolidated indebtedness outstanding. In anticipation of the TruGreen Spin-off, on November 27, 2013, we entered into Amendment No. 3, or the “2013 Revolver Amendment,” to the credit agreement governing our Revolving Credit Facility, or the “Revolving Credit Agreement.” Pursuant to the 2013 Revolver Amendment, we had, effective on January 14, 2014 upon completion of the TruGreen Spin-off, $242 million of available borrowing capacity under the Revolving Credit Agreement through July 23, 2014 and $183 million from July 24, 2014 through January 31, 2017. As of March 31, 2014, there were no outstanding borrowings under our Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

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

A significant portion of our outstanding indebtedness, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of March 31, 2014, each one percentage point change in interest rates would result in an approximately $22 million change in the annual interest expense on our Term Loan Facility. Assuming all revolving loans were fully drawn as of March 31, 2014, each one percentage point change in interest rates would result in an approximately $2 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non-investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook, or watch such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

The Credit Facilities and the indenture governing our 2020 Notes contain covenants that, among other things, restrict the ability of ServiceMaster and its subsidiaries to:

•                  incur additional indebtedness (including guarantees of other indebtedness);

•                  pay dividends to ServiceMaster, redeem stock, or make other restricted payments, including investments and, in the case of the Revolving Credit Facility, make acquisitions;

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

The restrictions in the indenture governing the 2020 Notes, the Credit Facilities and the instruments governing ServiceMaster’s other indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the Credit Facilities, the indenture governing the 2020 Notes, and the instruments governing our other indebtedness may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under the Credit Facilities or our other outstanding indebtedness. This could have serious consequences to our financial position and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

ServiceMaster is a holding company, and as such it has no independent operations or material assets other than ownership of equity interests in its respective subsidiaries. ServiceMaster depends on its subsidiaries to distribute funds to it so that it may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries, and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of March 31, 2014, the total net assets subject to these third-party restrictions was $184 million. Such limitations will be in effect through the end of 2014, and similar limitations are expected to be in effect in 2015.

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

The $2,184 million of outstanding borrowings under the Term Facilities, after including the unamortized portion of the original issue discount paid, have a maturity date of January 31, 2017. The Revolving Credit Facility is also scheduled to mature on January 31, 2017. The 8% 2020 Notes will mature on February 15, 2020, and the 7% 2020 Notes will mature on August 15, 2020. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long- term obligations could be adversely affected.

If we cannot make scheduled payments on our indebtedness, we will be in default, holders of the 2020 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facilities could terminate their commitments to loan money, the secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Risks Related to the TruGreen Spin-off

If the TruGreen Spin-off were ultimately determined to be a taxable transaction for U.S. federal income tax purposes, then we could be subject to significant tax liability.

In connection with the TruGreen Spin-off we received an opinion of tax counsel with respect to the tax-free nature of the TruGreen Spin-off to Holdings and Holdings’ stockholders under Section 355 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The opinion relied on an Internal Revenue Service (“IRS”) private letter ruling as to matters covered by the ruling. The tax opinion was based on, among other things, certain assumptions and representations as to factual matters made by us, which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by tax counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. If the TruGreen Spin-off were ultimately determined not to be tax-free, we could be liable for the U.S. federal income taxes imposed as a result of the transaction. Furthermore, events subsequent to the TruGreen Spin-off could cause us to recognize a taxable gain in connection therewith. In addition, as is customary with tax-free spin-off transactions, we and our equity sponsors are limited in our ability to pursue certain strategic transactions with respect to ServiceMaster.

Federal and state fraudulent transfer laws and Delaware corporate law may permit a court to void the TruGreen Spin-off, which would adversely affect our financial condition and our results of operations.

In connection with the TruGreen Spin-off, we undertook several corporate restructuring transactions which, along with the contributions and distributions to be made as part of the spin-off, may be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under Delaware corporate law.

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

If a court were to find that any transaction, contribution or distribution involved in the spin-off was a fraudulent transfer or conveyance, the court could void the transaction, contribution or distribution. In addition, the spin-off could also be voided if a court were to find that the spin-off was not a legal dividend under Delaware corporate law. The resulting complications, costs and expenses of either finding could materially adversely affect our business, financial condition and results of operations.

Our directors and officers may have actual or potential conflicts of interest because of their equity ownership in New TruGreen.

Directors and officers of ServiceMaster and Holdings may own shares of New TruGreen’s common stock or be affiliated with certain equity owners of New TruGreen. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for us and New TruGreen. In connection with the TruGreen Spin-off, we entered into a transition services agreement with New TruGreen under which we will provide a range of support services to New TruGreen for a limited period of time. Potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between us and New TruGreen regarding the terms of the transition services agreement or other agreements governing the TruGreen Spin-off and the relationship thereafter between the companies.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of December 31, 2013, by and between The ServiceMaster Company and The ServiceMaster Company, LLC, is incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed January 17, 2014 (File No. 001-14762 (the “2014 8-K”)).

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

4.1

Fourth Supplemental Indenture, dated as January 14, 2014, among The ServiceMaster Company, LLC, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee is incorporated by reference to Exhibit 4.1 to the 2014 8-K.

4.2

Fifth Supplemental Indenture, dated as January 14, 2014, among The ServiceMaster Company, LLC, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee is incorporated by reference to Exhibit 4.2 to the 2014 8-K.

4.3

Fifth Supplemental Indenture, dated as of January 14, 2014, among The ServiceMaster Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as Trustee is incorporated by reference to Exhibit 4.3 to the 2014 8-K.

10.1#

Termination of Indemnification Agreement, dated as of March 21, 2014, by Banc of America Capital Investors V, L.P., BAS Capital Funding Corporation, BACSVM, L.P., Banc of America Strategic Investments Corporation, Banc of America Capital Management V, L.P., BACM I GP, LLC and BA Equity Co-Invest GP LLC.

10.2#	Indemnification Agreement, dated as of March 21, 2014, among The ServiceMaster Company, LLC, ServiceMaster Global Holdings, Inc. and Ridgemont Partners Management, LLC.

10.3#

Amendment No. 2 to Consulting Agreement, dated as of March 21, 2014, among The ServiceMaster Company, LLC, ServiceMaster Global Holdings, Inc., BAS Capital Funding Corporation and Ridgemont Partners Management, LLC.

10.4#	Consulting Agreement, dated March 21, 2014, among The ServiceMaster Company, LLC, ServiceMaster Global Holdings, Inc. and Ridgemont Partners Management, LLC.

10.5#	Employee Stock Option Agreement for Mark J. Barry dated as of March 18, 2014.

10.6

Term Loan Credit Agreement Joinder Agreement, dated as of January 14, 2014, among The ServiceMaster Company, The ServiceMaster Company, LLC, Citibank, N.A., as administrative agent, and the other parties thereto is incorporated by reference to Exhibit 10.1 to the 2014 8-K.

10.7

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

10.8

Revolving Credit Agreement Joinder Agreement, dated as of January 14, 2014, among The ServiceMaster Company, The ServiceMaster Company, LLC, Citibank, N.A., as administrative agent, and the other parties thereto is incorporated by reference to Exhibit 10.2 to the 2014 8-K.

10.9

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

10.10

Amendment No. 2 to Employment Agreement, dated as of February 28, 2014, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-14762).

31.1#	Certification of Chief Executive Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2014

THE SERVICEMASTER COMPANY, LLC
(Registrant)

By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer